Form 10-Q
period 1996-09-30
PIERCE LEAHY CORP
filed 1996-12-05
CIK 1020569

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1996

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
           For the Transition Period from ____________ to ___________

                        Commission file number 333-9963

                               PIERCE LEAHY CORP.
             (Exact Name of Registrant as Specified in its Charter)

     New York                                       23-2588479
     --------                                       ----------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

                   631 Park Avenue, King of Prussia, PA 19406
                   ------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

                                 (610) 992-8200
                                 --------------
              (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No     X
    -----   ------

As of December 2, 1996, there were 900 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 9,000 shares of the Registrant's Non-voting Class B Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                     INDEX


                                                                         Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

     Consolidated Balance Sheets at December 31, 1995
     and September 30, 1996 (Unaudited)                                    3

     Consolidated Statements of Operations for the Three
     Months Ended September 30, 1995 and 1996 (Unaudited)                  4

     Consolidated Statements of Operations for the Nine
     Months Ended September 30, 1995 and 1996 (Unaudited)                  5

     Consolidated Statements of Cash Flows for the Nine
     Months Ended September 30, 1995 and 1996 (Unaudited)                  6

     Notes to Consolidated Financial Statements (Unaudited)              7-8

Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                          9-13

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                 13

                         PIERCE LEAHY CORP.
                     CONSOLIDATED BALANCE SHEETS
                           (in thousands)
                             (unaudited)


                                                                     December 31,   September 30,
                               ASSETS                                    1995           1996
                                                                     ------------   -------------
Current Assets:
   Cash and cash equivalents                                          $      722     $    20,087
   Accounts receivable (less allowance for doubtful
     accounts of $487 and $770)                                           14,182          18,696
   Inventories                                                               762             689
   Prepaid expenses and other                                              1,025           1,306
                                                                     ------------   -------------
        TOTAL CURRENT ASSETS                                              16,691          40,778
                                                                     ------------   -------------

Property, plant and equipment, at cost                                   109,755         147,554
Less: Accumulated depreciation and amortization                          (35,328)        (43,010)
                                                                     ------------   -------------
        PROPERTY, PLANT AND EQUIPMENT, NET                                74,427         104,544
                                                                     ------------   -------------

Other Assets:
   Intangible assets, net                                                 38,621          66,064
   Other                                                                   1,589           2,376
                                                                     ------------   -------------
        TOTAL OTHER ASSETS                                                40,210          68,440
                                                                     ------------   -------------

        TOTAL ASSETS                                                  $  131,328     $   213,762
                                                                     ============   =============
                LIABILITIES AND SHAREHOLDERS' DEFICIT

Current Liabilities:
   Current portion of long-term debt                                  $    1,478     $       191
   Current portion of noncompete obligations                                 200             567
   Accounts payable                                                        4,641           5,379
   Accrued expenses                                                        9,533          13,850
   Deferred revenue                                                        8,978           9,053
                                                                     ------------   -------------
        TOTAL CURRENT LIABILITIES                                         24,830          29,040
                                                                     ------------   -------------

Long-term Debt, net of current portion                                   116,812         203,583
Deferred Rent                                                              2,814           2,960
Deferred Income Taxes                                                      3,492           3,367
Noncompete Obligations                                                       517             367
                                                                     ------------   -------------
        TOTAL LONG-TERM LIABILITIES                                      123,635         210,277
                                                                     ------------   -------------

Commitments and Contingencies

Redeemable Warrants                                                        1,064             -

Shareholders' Deficit                                                    (18,201)        (25,555)
                                                                     ------------   -------------
        TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                   $  131,328     $   213,762
                                                                     ============   =============


  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (unaudited)


                                                                       Three Months Ended September 30,
                                                                        -----------------------------
                                                                             1995            1996
                                                                        --------------  -------------
Revenues:
 Storage                                                                 $     13,839    $    19,272
 Service and storage material sales                                             9,764         13,236
                                                                        --------------  -------------
      TOTAL REVENUES                                                           23,603         32,508
                                                                        --------------  -------------

Operating Expenses:
 Cost of sales (excluding depreciation and amortization)                       13,453         17,706
 Selling, general and administrative                                            4,056          5,024
 Depreciation and amortization                                                  2,214          3,236
 Consulting payments to related parties                                           125            -
 Non-recurring charge                                                             -            3,254
                                                                        --------------  -------------
      TOTAL OPERATING EXPENSES                                                 19,848         29,220
                                                                        --------------  -------------

      OPERATING INCOME                                                          3,755          3,288

Interest expense                                                                2,469          5,366
                                                                        --------------  -------------

      INCOME (LOSS) BEFORE EXTRAORDINARY ITEM                                   1,286         (2,078)

Extraordinary Item-Loss on early extinguishment of debt                           -            2,015
                                                                        --------------  -------------

      NET INCOME(LOSS)                                                          1,286         (4,093)

Accretion of redeemable warrants                                                  223            -
                                                                        --------------  -------------

      NET INCOME (LOSS) APPLICABLE TO
       COMMON SHAREHOLDERS                                               $      1,063    $    (4,093)
                                                                        ==============  =============



  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                (in thousands)
                                  (unaudited)






                                                                   Nine Months Ended September 30,
                                                                   -------------------------------
                                                                        1995             1996
                                                                   --------------   --------------
Revenues:
 Storage                                                            $     39,804     $     54,757
 Service and storage material sales                                       28,363           39,073
                                                                   --------------   --------------
      TOTAL REVENUES                                                      68,167           93,830
                                                                   --------------   --------------

Operating Expenses:
 Cost of sales (excluding depreciation and amortization)                  39,390           52,895
 Selling, general and administrative                                      11,871           14,935
 Depreciation and amortization                                             6,518            8,848
 Consulting payments to related parties                                      375              -
 Non-recurring charge                                                        -              3,254
                                                                   --------------   --------------
      TOTAL OPERATING EXPENSES                                            58,154           79,932
                                                                   --------------   --------------

      OPERATING INCOME                                                    10,013           13,898

Interest expense                                                           6,625           11,319
                                                                   --------------   --------------

      INCOME BEFORE EXTRAORDINARY ITEM                                     3,388            2,579

Extraordinary item-Loss on early extinguishment of debt                      -              2,015
                                                                   --------------   --------------

      NET INCOME                                                           3,388              564

Accretion of redeemable warrants                                             667            1,561
                                                                   --------------   --------------

      NET INCOME (LOSS) APPLICABLE TO
       COMMON SHAREHOLDERS                                          $      2,721     $       (997)
                                                                   ==============   ==============









  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)
                                  (unaudited)


                                                                         Nine Months Ended September 30,
                                                                          ----------------------------
                                                                              1995            1996
                                                                          ------------   -------------
Cash Flows from Operating Activities:
 Net income                                                                $    3,388     $       564
 Adjustments to reconcile net income to net cash
  provided by operations:
    Extraordinary item                                                            -             2,015
    Depreciation and amortization                                               6,518           8,848
    Amortization of deferred financing costs                                      401             360
    Change in deferred rent                                                       (22)            145
    Foreign currency adjustment of long-term debt                                 -                79

Changes in assets and liabilities (exclusive of acquisitions):
 Accounts receivable                                                             (764)         (4,514)
 Inventories                                                                     (282)             72
 Prepaid expenses and other current assets                                       (342)           (281)
 Other assets                                                                    (325)           (787)
 Accounts payable                                                              (1,588)            739
 Accrued expenses                                                               2,785           4,336
 Deferred revenue                                                               1,296              56
 Deferred income tax                                                              -              (125)
                                                                          ------------   -------------
      CASH FLOW PROVIDED BY OPERATIONS                                         11,065          11,507
                                                                          ------------   -------------

Cash Flows From Investing Activities:
 Capital expenditures                                                         (11,955)        (30,799)
 Client acquisition expenditures                                               (1,665)         (4,542)
 Payments for business acquired, net of cash acquired                         (13,499)        (27,828)
 Increase in intangible assets                                                    (83)        (10,100)
 Payments on noncompete agreements                                               (103)           (183)
                                                                          ------------   -------------
      CASH FLOWS USED IN INVESTING ACTIVITIES                                 (27,305)        (73,452)
                                                                          ------------   -------------

Cash Flows Provided by Financing Activities:
 Net borrowing under revolving line of credit                                   2,400             -
 Proceeds from issuance of long-term debt                                      14,400         226,701
 Payments on long-term debt                                                    (1,600)       (141,216)
 Proceeds from issuance of noncompete                                             800             400
 Distribution to shareholders                                                     -              (500)
 Cancellation of warrants                                                         -            (2,625)
 Purchase of common stock for treasury                                            -            (1,450)
                                                                          ------------   -------------
      CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                              16,000          81,310
                                                                          ------------   -------------

NET INCREASE (DECREASE) IN CASH                                                  (240)         19,365

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                       358             722
                                                                          ------------   -------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $      118     $    20,087
                                                                          ============   =============

  The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)
                                  (Unaudited)


(1)  GENERAL

     The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet as of December 31, 1995 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1995, included in the Company's Prospectus dated October 23, 1996.

(2)  OFFERING OF SENIOR SUBORDINATED NOTES

     On July 17, 1996, the Company completed the sale of $200 million principal amount of 11-1/8% Senior Subordinated Notes due 2006. Net proceeds were used to repay debt primarily incurred for acquisitions, to fund acquisitions, to purchase common stock for treasury and to provide working capital.

(3)  NON-RECURRING CHARGE AND EXTRAORDINARY ITEM

     The Company incurred a non-recurring charge of $3,254 in the third quarter of 1996 related to the purchase of real estate from affiliated parties completed in connection with the sale of the Company's $200 million Senior Subordinated Notes. The Company also incurred an extraordinary item of $2,015 in the third quarter of 1996 related to the write-off of deferred financing costs in connection with the repayment of outstanding indebtedness.

(4)  ACQUISITIONS

     During 1995, the Company purchased five records management businesses. During the nine months ended September 30, 1996, the Company purchased seven additional records management businesses. Each of these acquisitions was

                               PIERCE LEAHY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (Amounts in Thousands)
                                  (Unaudited)
                                  (Continued)


(4)  ACQUISITIONS (Continued)

     accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. The purchase price for the 1996 acquisitions exceeded the underlying fair value of the net assets acquired by $16,649, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. Funds used to make the various acquisitions were provided through the Company's credit facility and a portion of the net proceeds of the Company's sale of the Senior Subordinated Notes.

(5)  LONG-TERM DEBT

                                         December 31,   September 30,
                                             1995           1996
                                      ---------------   -------------
Senior Subordinated Notes                     $    -         $200,000
Mortgages                                          -            3,740
Other                                               83             34
Borrowings under previous credit
   agreement (prepaid in July, 1996)           118,207            -
                                      ---------------   -------------
        TOTAL LONG-TERM DEBT                   118,290        203,774

Less: Current portion                            1,478            191
                                      -------------------------------

        LONG-TERM DEBT, NET
         OF CURRENT PORTION                   $116,812       $203,583
                                      ===============================

(6)  SUBSEQUENT EVENTS

     Subsequent to September 30, 1996, the Company acquired four records management business for $31,511 in transactions that were accounted for under the purchase method of accounting.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1995 and 1996 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1996, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1995, included in the Company's Prospectus dated October 23, 1996.

Results of Operations

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1996

Storage revenues increased from $13.8 million for the third quarter of 1995 to $19.3 million for the third quarter of 1996, an increase of $5.4 million, or 39.3%. Service and storage material sales revenues increased from $9.8 million for the third quarter of 1995 to $13.2 million for the third quarter of 1996, an increase of $3.5 million, or 35.6%.

Total revenues increased from $23.6 million for the third quarter of 1995 to $32.5 million for the third quarter of 1996, an increase of $8.9 million, or 37.7%. Nine acquisitions completed from October 1995 to September 1996 accounted for $6.8 million, or 76.4%, of such increase in total revenues. The balance of the revenue growth resulted from net increases in cubic feet stored from existing customers and from sales to new customers.

Cost of sales (excluding depreciation and amortization) increased from $13.5 million in the three months ended September 30, 1995 to $17.7 million in the three months ended September 30, 1996, an increase of $4.2 million, or 31.6%, but decreased as a percentage of total revenues from 57.0% in 1995 to 54.5% in 1996. The $4.2 million increase in cost of sales resulted primarily from an increase in cubic feet stored from internal growth and acquisitions. The decrease in cost of sales as a percentage of total revenues was due primarily to operating efficiencies.

Selling, general and administrative expenses increased from $4.1 million for the third quarter of 1995 to $5.0 million for the third quarter of 1996, an increase of $0.9 million, or 23.9%, but decreased as a percentage of revenues from 17.2% for the third quarter of 1995 to 15.5% for the third quarter of 1996. The dollar increase was primarily attributable to increases in administrative staffing, including increases due to acquisitions.

As a result of the foregoing factors, earnings before non-recurring charge, interest, taxes, depreciation and amortization ("EBITDA") increased from $6.1 million for the third quarter of 1995 to $9.8 million for the third quarter of 1996, an increase of $3.7 million, or 60.4%. As a percentage of revenues, EBITDA increased from 25.8% for the third quarter of 1995 to 30.1% for the third quarter of 1996.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Depreciation and amortization expense increased from $2.2 million for the third quarter of 1995 to $3.2 million for the third quarter of 1996, an increase of $1.0 million, or 46.2%, and increased as a percentage of revenues from 9.4% for the third quarter of 1995 to 10.0% for the third quarter of 1996. The increase was primarily attributable to the additional depreciation and amortization expense related to the nine acquisitions completed from October 1995 to September 1996, capital expenditures for shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company incurred a non-recurring charge of $3.3 million or 10.0% of total revenues in the third quarter of 1996 related to the purchase of real estate from affiliated parties completed in connection with the sale of the Company's $200 million Senior Subordinated Notes.

Interest expense increased from $2.5 million for the third quarter of 1995 to $5.4 million for the third quarter of 1996, an increase of $2.9 million, or 117.3%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the Senior Subordinated Notes.

As a result of the foregoing factors, the Company had income before extraordinary item of $1.3 million (5.5% of revenues) for the third quarter of 1995 compared to a loss before extraordinary item of $2.1 million (6.4% of revenues) for the third quarter of 1996.

The Company incurred an extraordinary item of $2.0 million or 6.2% of total revenue in the third quarter of 1996. The extraordinary item is related to the write-off of deferred financing costs in connection with the repayment of outstanding indebtedness.

Net income was $1.3 million (or 5.5% of revenues) for the third quarter of 1995 compared to a net loss of $4.1 million (12.6% of revenues) for the third quarter of 1996.

Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1996

Storage revenues increased from $39.8 million for the nine months ended September 30, 1995 to $54.8 million for the nine months ended September 30, 1996, an increase of $15.0 million or 37.6%. Service and storage material sales revenues increased from $28.4 million for the nine months ended September 30, 1995 to $39.1 million for the nine months ended September 30, 1996, an increase of $10.7 million or 37.8%.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



Total revenues increased from $68.2 million for the nine months ended
September 30, 1995 to $93.8 million for the nine months ended September 30, 1996, an increase of $25.7 million or 37.7%. Nine acquisitions completed from October 1995 to September 1996 accounted for $16.8 million or 65.4% of such increase in total revenues. The balance of the revenue growth resulted from net increases in cubic feet stored from existing customers and from sales to new customers, partially offset by the reduction of records of a major customer pursuant to a records destruction program recommended by the Company under a consulting agreement.

Cost of sales (excluding depreciation and amortization) increased from $39.4 million for the nine months ended September 30, 1995 to $52.9 million in the nine months ended September 30, 1996, an increase of $13.5 million or 34.3%, but decreased slightly as a percentage of total revenues from 57.8% in 1995 to 56.4% in 1996. The $13.5 million increase resulted primarily from an increase in cubic feet stored from internal growth and acquisitions. The decrease as a percentage of total revenues was due primarily to operating efficiencies partially offset by the effect of the severe winter weather in 1996 as compared to 1995.

Selling, general and administrative expenses increased from $11.9 million in the nine months ended September 30, 1995 to $14.9 million in the nine months ended September 30, 1996, an increase of $3.1 million or 25.8%, but decreased as a percentage of total revenues from 17.4% in 1995 to 15.9% in 1996. The
$3.1 million increase was due primarily to increases in administrative staffing, including increases due to acquisitions.

As a result of the foregoing factors, EBITDA before non-recurring charge increased from $16.9 million in the nine months ended September 30, 1995 to $26.0 million in the nine months ended September 30, 1996, an increase of $9.1 million or 53.8%, and increased as a percentage of total revenues from 24.8% in the first nine months of 1995 to 27.7% in the comparable 1996 period.

Depreciation and amortization expenses increased from $6.5 million in the nine months ended September 30, 1995 to $8.8 million in the nine months September 30, 1996, an increase of $2.3 million or 35.8%, but decreased as a percentage of total revenues from 9.6% in 1995 to 9.4% in 1996. Depreciation and amortization expenses continued to increase primarily as a result of the Company's acquisitions and capital expenditures for shelving, improvements to records management facilities and information systems, and client acquisition costs.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



The Company incurred a non-recurring charge of $3.3 million or 3.5% of total revenues in the nine months ended September 30, 1996 related to the purchase of real estate from affiliated parties completed in connection with the sale of the Company's $200 million principal amount of Senior Subordinated Notes.

Interest expense increased from $6.6 million in the nine months ended September 30, 1995 to $11.3 million in the nine months ended September 30, 1996, an increase of 71.2%. This increase was due primarily to increased levels of indebtedness, primarily to finance acquisitions and capital expenditures, as well as the higher interest rate on the Senior Subordinated Notes compared to the Company's credit facility. The Company's future interest expense may increase further as a result of the higher interest rate on the Senior Subordinated Notes and additional indebtedness the Company may incur to finance possible future growth.

As a result of the foregoing factors, income before extraordinary item decreased from $3.4 million (5.0% of revenues) for the nine months ended September 30, 1995 to $2.6 million (2.8% of revenues) for the nine months ended September 30, 1996, a decrease of $0.8 million.

The Company incurred an extraordinary item of $2.0 million or 2.1% of total revenue in the nine months ended September 30, 1996. This extraordinary item is related to the write-off of deferred financing costs in connection with the repayment of indebtedness in connection with the Company's issuance of the Senior Subordinated Notes.

As a result of the foregoing factors, net income decreased from $3.4 million in the nine months ended September 30, 1995 to $0.6 million in the nine months ended September 30, 1996, a decrease of $2.8 million, or 83.4%, and decreased as a percentage of total revenues from 5.0% in 1995 to .6% in 1996.

Liquidity and Capital Resources

In July 1996, the Company sold $200.0 million of Senior Subordinated Notes in a private offering. The net proceeds from the sale were used to repay debt primarily incurred for acquisitions, to fund acquisitions, to purchase common stock for treasury and to provide working capital.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)



As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of (i) acquisitions, (ii) capital expenditures for shelving, improvements to records management facilities, information systems, and (iii) client acquisition costs. Cash paid for these investments during the first nine months of 1996 amounted to $27.8 million, $30.8 million and $4.5 million, respectively. These investments have been primarily funded with a portion of the net proceeds of the sale of the Senior Subordinated Notes and with cash flow from operations.

During the nine months ended September 30, 1996, the Company generated $11.5 million in net cash from operations as compared to $11.1 million for the same period of the prior year. The slight increase in net cash provided by operations resulted from an increase in EBITDA of $9.1 million, offset by $4.7 million increase in interest expense, $3.3 million non-recurring charge and a $1.0 million increase in working capital.

Net cash provided by financing activities was $81.3 million for the nine months ended September 30, 1996, consisting primarily of the $200.0 million gross proceeds from the sale of the Senior Subordinated Notes and the issuance of additional long-term debt of $26.7 million, primarily offset by the repayment of long-term debt of $141.2 million. As of September 30, 1996, the Company had $20.1 million of available cash and a credit facility providing for $100.0 million of U.S. dollar borrowing and $35.0 million of Canadian dollar borrowing. As of September 30, 1996, no amounts were outstanding under the credit facility, and, according to certain covenants, the Company could have borrowed an additional $37.3 million under the credit facility. Subsequent to September 30, 1996, the Company has acquired four additional record storage companies for total consideration of $31.5 million, which was financed through available cash and borrowings under the credit facility of $5.1 million.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

     (a) Exhibits

         Exhibit 27 -  Financial Data Schedule for the nine months ended
                       September 30, 1996, submitted to the Securities and Exchange Commission in electronic format

                               PIERCE LEAHY CORP.



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 PIERCE LEAHY CORP.

    December 2, 1996             By: /s/ Douglas B. Huntley
    ------------------               ------------------------
          (date)                      Douglas B. Huntley
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)