Form 10-K
period 1996-12-31
PIERCE LEAHY CORP
filed 1997-03-11
CIK 1020569

================================================================================
================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              --------------------

                                   FORM 10-K


(Mark One)
 x  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
OF 1934

For the fiscal year ended December 31, 1996

     OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----
EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________


                        Commission file number 333-9963

                               PIERCE LEAHY CORP.
             (Exact name of registrant as specified in its charter)


          New York                                         23-2588479
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)

            631 Park Avenue
    King of Prussia, Pennsylvania                             19406
(Address of principal executive offices)                    (Zip Code)


          Registrant's telephone number, including area code:  (610) 992-8200

          Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:  None

                         -----------------------------
                                (Title of Class)


          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               Yes    [x]                                No
                   ----------                               ----------

          Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [X]


As of March 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $0.

As of March 1, 1997, 900 shares of Class A Common Stock, $.01 par value, and 9,000 shares of Class B Common Stock, $.01 par value, were outstanding.


================================================================================
================================================================================

                                     PART I


Item 1.  Business.
------   --------

General

  The Company is the largest archive records management company in North America, as measured by its 42.3 million cubic feet of records currently under management. The Company operates a total of 136 records management facilities of which 123 are in the United States and 13 are in Canada.

  The Company is a full-service provider of records management and related services, enabling customers to outsource their data and records management functions. The Company offers storage for all major media, including paper (which has typically accounted for approximately 95% of the Company's storage revenues), computer tapes, optical discs, microfilm, video tapes and X-rays. In addition, the Company provides next day or same day records retrieval and delivery, allowing customers prompt access to all stored material. The Company also offers other data management services, including customer records management programs, imaging services and records management consulting services.

  The Company serves a diversified group of over 19,000 customer accounts in a variety of industries such as financial services, manufacturing, transportation, healthcare and law. The Company's storage and related services are typically provided pursuant to contracts that include recurring monthly storage fees, which continue until such records are permanently removed (for which the Company charges a fee), and additional charges for services such as retrieval on a per unit basis.

  Saved documents, or records, generally fall into two categories: active and inactive. Active records refer to information that is frequently referenced and usually stored on-site by the originator. Inactive records are not needed for frequent access, but must be retained for future reference, legal requirements or regulatory compliance. Inactive records are the principal focus of the records management industry.

Acquisition History and Growth Strategy

  The Company expects that acquisitions will remain an important part of the its growth strategy. During 1996, the Company completed and integrated 12 acquisitions, totaling approximately 6.9 million cubic feet of records at the time of acquisition. Since January 1, 1997, the Company has completed four acquisitions, totalling approximately 1.5 million cubic feet of records at the
time of acquisition.   In addition, the Company has signed a definitive
agreement to purchase a regional records management company for approximately $62.0 million, which it intends to finance through borrowings under its credit facility. The acquisition is subject to due diligence and other customary conditions.

  The following table summarizes certain information for each acquisition since January 1, 1996:

                                                    Existing/     Date of
Acquisition                  Location               New Location  Acquisition
-----------                  --------               ------------  -----------
Brambles (Ottawa Division)   Ottawa                 Existing      March 1996
The File Cabinet             Atlanta                Existing      March 1996
File Box                     Austin                 New           April 1996
Security Archives            Dallas                 Existing      May 1996
Archives America of San      San Diego              New           July 1996
 Diego
Security Archives of Denver  Denver                 New           August 1996
Data Protection Services     Birmingham             New           September 1996
Info-Stor                    Calgary                Existing      October 1996
Archives                     Denver                 Existing      October 1996
InTrust                      Denver, Albuquerque,   Existing/New  October 1996
                              Colorado Springs,
                              Ft. Wayne
Security Archives of Las     Las Vegas              New           October 1996
 Vegas
Records Management           Birmingham             Existing      December 1996
Security Archives &          Wilmington             Existing      January 1997
 Storage Company
The Records Center           Tampa                  Existing      January 1997
Data Archives                Trenton                Existing      January 1997
Professional Records         West Palm Beach        Existing      January 1997
 Storage & Delivery

Description of Services

  The Company's records management services are focused on storage, retrieval and data management of hard copy documents.

 Storage

  Storage revenues were 59% of total revenues during 1996. Nearly all of the Company's storage fees are derived from hard copy storage. During 1996, the Company generated 94% of its storage revenues from hard copy storage and 6% from vault storage for special items such as computer tapes, X-rays, films or other valuable items. Storage charges typically are billed monthly on a per cubic foot basis.

  The Company tracks all of its records stored in cartons, from initial pick-up through permanent removal, with the use of its Pierce Leahy User Solution(R) (PLUS(R)) computer system. Bar-coded boxes are packed by the customer and transported by the Company's transportation department to the appropriate facility where they are scanned and placed into storage at the locations designated by PLUS(R). At such time, the Company's data input personnel enter the data twice (i.e., double key verifying) to enhance the integrity of the information entered into the system.

  The Company offers secure, climate-controlled facilities for the storage of non-paper forms of media such as computer tapes, optical discs, microfilm, video tapes and X-rays. These types of media often require special facilities due to the nature of the records. The Company's storage fees for non-paper media are higher than for typical paper storage. The Company also provides ancillary services for non-paper records in the same manner as it provides for its hard copy storage operations.

 Service and Product Sales

  The Company's principal services include adding records to storage, temporary removal of records from storage to support a customer's need to review the files, replacing temporarily removed records and permanent withdrawals from storage or destruction of records. Pick-up and delivery of customer records can be tailored to a customer's specific needs and range from standard service (typically requests received by 10:30 a.m. are delivered or picked up that afternoon and requests received by 3:30 p.m. are delivered or picked up the next day) to emergency service (typically within three hours or less). Pick-up and delivery operations are supported by the Company's fleet of over 400 owned or leased vehicles. The Company charges for pick-up and delivery services on a per-unit basis depending on the immediacy of delivery requested.

  A small percentage of the Company's customers manage their records on a file by file basis, allowing the customer direct access and traceability of a specific file (rather than on a box by box basis). The Company provides data entry services to such customers to input the file by file listings into the PLUS(R) system.

  The Company also offers a records destruction service, which provides customers with a secure, controlled program to periodically review and remove records which no longer need to be retained. Although boxes destroyed no longer generate monthly storage fees, the Company charges for the destruction of records and increases its available shelving space as a result.

  In addition to providing traditional storage, customers may contract with the Company to manage their on-site records or file services center. Such management services generally include providing Company personnel to manage the customer's active files (including records storage and tracking) at the customer's facilities, supplemented by off-site storage at the Company's facilities. As part of this service, the Company can use its own internally developed file management software, or maintain the customer's existing system. The Company also provides consulting and other services on an individualized basis, including advisory work for customers setting up in-house records management systems. In addition, the Company sells cardboard boxes and other storage containers to its customers.

Customer Service

  Customer calls are routed into one of the Company's two centralized customer service departments located in the Company's U.S. and Canadian corporate headquarters. Both customer service departments are staffed and can receive customer calls 24 hours a day, seven days a week. Routine pick-up and delivery requests are dispatched directly by customer service representatives to local facilities as directed by PLUS(R).

  As a complement to its centralized customer service departments, the Company provides client service representatives to work with existing customers at the local level. In addition to maintaining personal contacts with customers, the local client service representatives help meet the Company's customers' changing records management needs through advice in efficient recordkeeping procedures, and, when appropriate, by offering the sale of additional services.

Management Information Systems

  The Company believes that PLUS(R), its core management information system, is the most sophisticated records management system in the industry, and provides the Company with a significant customer service and cost advantage in attracting and retaining major accounts with records storage needs in multiple locations and acquiring other records management companies. The Company's centralized customer service and billing functions eliminate the need for redundant functions at individual facilities. In addition, the PLUS(R) system enables the Company to offer its customers full life cycle records management, from file creation to destruction, and coordinates inventory control, order entry, billing, material sales, service activity, accounts receivable and management reporting on a centralized basis.

PLUS(R) utilizes database technology, proprietary software and extensive bar coding in a flexible, enterprise-wide, client/server environment.

  PLUS(R) offers several additional features which enhance the Company's customer support functions. The system is continuously updated when any account activity is undertaken, providing customers with real time access to information regarding box location and retrievals. The PLUS(R) system is flexible and allows the Company to design and implement customized records management solutions for various industries utilizing a set of standardized options. The PLUS(R) system's on-line customer support network allows certain customers to place orders for both records storage and retrieval directly from their own in-house terminals resulting in a more efficient system of records management.

Sales and Marketing

  During the past five years, the Company has invested significant effort in developing its sales and marketing department. Sales representatives are trained to sell a "total systems approach," in which a customer's records management requirements are surveyed and evaluated in order to determine the file management system which best meets the customer's needs and offer recommendations on how to implement such a system.

  The Company's sales and marketing department is divided into five regions:
Northeast; South; Midwest; West; and Canada. The Company's Vice President, Sales and Marketing directs five regional sales managers who are each responsible for one of the regions. In addition, the Company's sales force is divided between sales representatives who focus on large accounts which are frequently multi-location and a recently expanded group of sales representatives who focus on smaller, single-location customers. The sales force is primarily compensated on a commission basis with incentives tied to the Company's sales goals. The Company also uses telemarketing, direct response and print advertising to assist in its marketing programs.

Customers

  The Company serves a diversified group of over 19,000 customers accounts in a variety of industries, including financial services, manufacturing, transportation, healthcare and law. The Company tracks customer accounts, which are based on invoices. Accordingly, depending on how invoices have been arranged at the request of a customer, one customer may have multiple customer accounts. None of the Company's customers accounted for more than 3% of the Company's total revenues during 1996. The Company services all types of customers from small to medium size companies (such as professional groups and law firms that often have one location) to Fortune 500 companies that have operations in multiple locations.

  The Company's contracts with larger, typically multi-location customers usually provide for an initial term of five or more years, and contracts with other customers typically provide for initial terms of one or two years. Both types of contracts generally provide for annual renewals thereafter (with either party having the right to terminate the contract). Customers are generally charged monthly storage fees until their records are destroyed or permanently removed, for which fees are charged.

Competition

  The Company competes with numerous records management companies in all geographic areas in which it operates. The Company believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and believes that it generally competes effectively based on these factors. Management believes that, except for Iron Mountain Incorporated, all of these competitors have records management revenues significantly lower than those of the Company. The Company believes that the trend towards consolidation in the industry will continue and the Company also faces competition in identifying attractive acquisition candidates. In addition, the Company faces competition from the internal document handling capability of its current and potential customers.

  The substantial majority of the Company's revenues are derived from the storage of paper records and from related services. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-Rom and optical disc.

Employees

  As of December 31, 1996, the Company had 1,553 employees, including 209 employees in Canada. None of the Company's employees is covered by a collective bargaining agreement. Management considers its employee relations to be good.

Insurance

  The Company carries comprehensive property insurance covering replacement costs of real and personal property. Subject to certain limitations and deductibles, such policies also cover extraordinary expenses associated with business interruption and damage or loss from flood or earthquakes (in certain geographic areas), and losses at the Company's facilities up to approximately $225 million.

Environmental Matters

  The Company's properties and operations may be subject to liability under various environmental laws, regardless of fault, for the investigation, removal or remediation of soil or groundwater, on or off-site, resulting from the release or threatened release of hazardous materials, as well as damages to natural resources. The owner or operator of contaminated property may also be subject to claims for damages and remediation costs from third parties based upon the migration of any hazardous materials to other properties.

  At certain of the properties owned or leased by the Company, petroleum products or other hazardous materials, are or were stored in underground storage tanks ("USTs"). Some formerly used USTs have been removed; others were abandoned in place. The Company believes all of the USTs are registered, where required under applicable law. The Company also is aware of the presence in some of its facilities of asbestos-containing materials, but believes that no action is presently required to be taken as a result of such material.

  At the Company's New Jersey facility, certain contamination has been discovered resulting from operations of the prior owner thereof. The prior owner, which has agreed to be responsible for the cost of such remediation, is completing remediation of the property under a consent order with the New Jersey

Department of Environmental Protection ("NJDEP"). The prior owner has posted a $1.1 million letter of credit with the NJDEP. The Company has purchased an environmental liability insurance policy covering the cleanup costs to the Company, if any, resulting from any on- or off-site environmental condition existing at the time of the Company's acquisition of this property, with a $250,000 deductible and policy limits of $4 million per occurrence/$8 million in the aggregate, provided the claim first arises during the term of the policy, which is August 10, 1995 through August 11, 1998.

  The Company has not received any written notice from any governmental authority or third party asserting, and is not otherwise aware of, any material noncompliance, liability or claim under environmental laws applicable to the Company other than as described above. No assurance can be given that there are no environmental conditions for which the Company may be liable in the future or that future regulatory action, or compliance with future environmental laws, will not require the Company to incur costs that could have a material adverse effect on the Company's financial condition or results of operations.

Item 2.  Properties.
------   ----------

  The Company operates a total of 136 records management facilities of which 123 are in the United States and 13 are in Canada. Of the 8.6 million square feet of floor space (representing over 67 million cubic feet of storage capacity) in the Company's records storage facilities, approximately 33% and 67% (39% and 61% on a cubic footage basis) are in owned and leased facilities, respectively. The Company's facilities are located as follows:

                                             Records
                                            Management  Cubic Feet
                  Region                    Facilities  of Capacity
                  ------                    ----------  -----------

United States

  Southern Region.........................     23       7.3 million
    (includes Alabama, Florida,
   Georgia, North Carolina and
   Tennessee)

  Northern Region.........................     45      38.7 million
    (includes Connecticut, Delaware,
    Maryland, Massachusetts, New Jersey,
    New York, Ohio, Pennsylvania and
    Virginia)

  Midwest Region..........................     38      11.1 million
    (includes Colorado, Illinois,
    Indiana, Michigan, Missouri,
    New Mexico and Texas)

  Western Region..........................     17       4.5 million
    (includes Arizona, California,            ---      ------------
    Nevada and Washington)


  Total U.S...............................    123      61.6 million

Canada....................................     13       6.1 million
  (includes Calgary, Montreal, Ottawa,        ---      ------------
  Toronto and Vancouver)


  Total...................................    136      67.7 million
                                              ===      ============

Item 3.  Legal Proceedings.
--------------------------

  The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, no material legal proceedings are pending to which the Company, or any of its property, is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------   ---------------------------------------------------

  Not Applicable.

                                    PART II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
------   -----------------------------------------------------------------
         Matters.
         -------

  Not Applicable.

Item 6.  Selected Financial Data

                                                                              (dollars in thousands)
                                                                              ----------------------
                                                                             Year Ended December 31,
                                                     ---------------------------------------------------------------------
                                                        1996             1995          1994        1993            1992
                                                     -----------   ------------   ------------   -----------   -----------
Statement of Operations Data:
Revenues
    Storage                                          $    75,900    $     55,501     $ 47,123   $    42,122       $ 37,633
    Service and storage material sales                    53,848          39,895       35,513        31,266         25,202
                                                     -----------    ------------  -----------   -----------   ------------
     Total revenues                                      129,748          95,396       82,636        73,388         62,835
Cost of sales, excluding depreciation and
    amortization                                          73,870          55,616       49,402        45,391         39,702
Selling, general and administrative                       20,007          16,148       15,882        11,977          9,012
Depreciation and amortization                             12,869           8,163        8,436         6,888          5,734
Consulting payments to related parties (a)                   --              500          500           --             --
Non-recurring charges (b)                                  3,254             --           --            --             --
                                                     -----------    ------------  -----------   -----------   -----------
     Operating income                                     19,748          14,969        8,416         9,132          8,387
Interest expense                                          17,225           9,622        7,216         6,160          6,388
                                                     -----------    ------------  -----------   -----------   ------------
     Income before extraordinary charge                    2,523           5,347        1,200         2,972          1,999
Extraordinary charge (c)                                   2,015           3,279        5,991         9,174            --
                                                     -----------    ------------  -----------   -----------   ------------
Net income (loss)                                            508           2,068       (4,791)       (6,202)         1,999
Accretion (cancellation) of redeemable warrants            1,561             889           16          (746)           --
                                                     -----------    ------------  -----------   -----------   ------------
 Net income (loss) applicable to Common shareholders $    (1,053)   $      1,179     $ (4,807)  $    (5,456)    $    1,999
                                                     ===========    ============  ===========   ===========   ============


                                                                                    As of December 31,
                                                     ---------------------------------------------------------------------
                                                        1996            1995          1994         1993           1992
                                                     -----------    ------------  -----------   -----------   ------------
Balance Sheet Data:
Working capital (deficit)                            $  (23,933)     $    (8,139) $    (5,202) $     (9,143)    $  (11,656)
Total assets                                            234,820          131,328       79,746        74,621         65,869
Total debt (including redeemable warrants)              217,423          120,071       77,683        69,736         55,027
Shareholders' deficit                                   (25,438)         (18,201)     (19,341)      (14,508)        (9,028)

                                                                                Year Ended December 31,
                                                    ----------------------------------------------------------------------
                                                        1996            1995         1994           1993          1992
                                                    -----------     ------------  -----------   ------------   -----------
Other Data:

Operating margin                                           17.7%         15.7%        10.2%           12.4%        13.3%
EBITDA (d)                                            $   35,871   $    23,632    $  17,352     $    16,020    $  14,121
EBITDA margin                                              27.7%         24.8%        21.0%           21.8%        22.5%

a)   Represents aggregate payments made to eight Pierce family members.

b) Represents non-recurring charges in 1996 of $2.8 million paid to a related party partnership to assume the partnership's position in certain leases with third parties and of $.5 million for the establishment of an annual pension for Leo W. Pierce, Sr. and his spouse.

c) Represents loss on early extinguishment of debt due to refinancings in 1996, 1995, 1994 and 1993. Amounts include write-off of unamortized deferred financing costs and discount, along with prepayment penalties and other costs.

d) "EBITDA" is defined as net income (loss) before interest expense, taxes, depreciation and amortization, consulting payments to related parties, non-recurring charges, and extraordinary charge. EBITDA is not a measure of performance under GAAP. While EBITDA should not be considered in isolation or as a substitute for net income, cash flows from operating activities and other income or cash flow statement data prepared in accordance GAAP, or as a measure of profitability or liquidity, management understands that EBITDA is customarily used as a criteria in evaluating records management companies. Moreover, substantially all of the Company's financing agreements, including the Notes, contain covenants in which EBITDA is used as a measure of financial performance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of other measures of performance determined in accordance with GAAP and the Company's sources and applications of cash flows.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
------   -----------------------------------------------------------------------
         of Operations.
         -------------

General

  The Company is the largest archive records management company in North America, as measured by its 42.3 million cubic feet of records currently under management. The Company's operations date to 1957 when its predecessor company, L.W. Pierce Co., Inc., was founded to provide filing systems and related equipment to companies in the Philadelphia area. The Company expanded primarily through internal growth until 1990, when it acquired Leahy Business Archives which effectively doubled its size. Since 1992, the Company has pursued an expansion strategy combining growth from new and existing customers with the completion and successful integration of 26 acquisitions through 1996 and the completion of four acquisitions since January 1, 1997.

  Another tool for measuring the performance of records management companies is EBITDA. Substantially all of the Company's financing agreements, including its 11-1/8% Senior Subordinated Notes due 2006 (the "Notes"), contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity.

  The following table illustrates the growth in stored cubic feet from existing customers, new customers and acquisitions from 1992 through 1996:

               Net Additions of Cubic Feet of Storage by Category
                           (cubic feet in thousands)

                                         Year Ended December 31,
                                -----------------------------------------


                                 1992     1993     1994     1995     1996
                                 ----     ----     ----     ----     ----
Additions of Cubic Feet:
   Customer Accounts(a).......   2,096    2,660    2,695    2,740    3,956
   Acquisitions...............     294      117      440    4,623    6,931
                                ------   ------   ------   ------   ------
  Total.......................   2,390    2,777    3,135    7,363   10,887
% Increase From:
   Customer Accounts(a).......      15%      16%      14%      12%      13%
   Acquisitions...............       2%       1%       2%      21%      24%
                                ------   ------   ------   ------   ------
   Total......................      17%      17%      16%      33%      37%
Cubic Feet Under Management:
   Beginning of Period........  13,858   16,248   19,025   22,160   29,523
   End of Period..............  16,248   19,025   22,160   29,523   40,410


--------------
(a) Net of permanent removals. Includes effect of a records destruction program of 372,000 and 475,000 cubic feet of records in 1995 and 1996, respectively, for a major customer, as recommended by the Company pursuant to a consulting agreement with the Company.

 Revenues

  The Company's revenues consist of storage revenues (58.5% of total revenues in 1996), and related service and storage material sales revenues (41.5% of total revenues in 1996). The Company provides records storage and related services under annual or multi-year contracts that typically provide for recurring monthly storage fees which continue until such records are permanently removed (for which the Company charges a service fee) and service charges based on activity with respect to such records.

  While the Company's total revenues have increased from 1994 to 1996, total revenue per annual average cubic foot during such period has declined. The decline is principally attributable to (i) increases in sales to large volume accounts under long-term contracts with discounted rates, which generate lower revenue per cubic foot, but typically generate increased operating income, (ii) renegotiation of contracts with existing customers to provide for longer term contracts at lower rates, and (iii) competition.

 Operating Expenses and Productivity

  Operating expenses consist primarily of cost of sales, selling, general and administrative expenses, and depreciation and amortization. Cost of sales are comprised mainly of wages and benefits, facility occupancy costs, equipment costs and supplies. The major components of selling, general and administrative expenses are management, administrative, marketing and data processing wages and benefits and also include travel, communication and data processing expenses, professional fees and office expenses.

  The Company's depreciation and amortization charges result primarily from the capital-intensive nature of its business and the acquisitions the Company has completed. The principal components of depreciation relate to shelving, facilities and leasehold improvements, equipment for new facilities and computer systems. Amortization primarily relates to the amortization of intangible assets associated with acquisitions, including goodwill, and to the amortization of client acquisition costs. The Company has accounted for all of its acquisitions under the purchase method. Since the purchase price for records management companies is usually substantially in excess of the fair market value of their assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported net income.

Capital Expenditures and Client Acquisition Costs

  The majority of the Company's capital expenditures are related to expansion. The largest single component is the purchase of shelving which is directly related to the addition of new records. Shelving has a relatively long life and rarely needs to be replaced. Most of the Company's storage facilities (both in number and square feet) are leased, but the Company will purchase facilities on an opportunistic basis. The Company's data processing capital expenditures are also largely related to growth.

  In connection with the acquisition of new large volume accounts, the Company often incurs client acquisition costs, primarily sales commissions and move-in costs. Client acquisition costs are capitalized and amortized over six years. In 1996, the Company incurred $6.5 million of client acquisition costs. Amortization of client acquisition costs amounted to $1.7 million in 1996.

 Extraordinary Charge

  To provide capital to fund its growth oriented business strategy, the Company has incurred substantial indebtedness. The Company has completed several expansions of its credit facilities, primarily utilizing bank debt, which have resulted in one-time charges including the repurchase of warrants and the write-off of deferred financing costs of $6.0 million, $3.3 million and $2.0 million in 1994, 1995 and 1996, respectively.

Results of Operations

  The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in revenue growth or operating results shown below will continue in the future.


                                                        Years Ended December 31,
                                                        ------------------------

                                                         1994     1995    1996
                                                        -----    -----   -----
Revenues:
 Storage...............................................  57.0%    58.2%   58.5%
 Service and storage material sales....................  43.0     41.8    41.5
                                                        -----    -----   -----
Total revenues......................................... 100.0    100.0   100.0

Cost of sales, excluding depreciation and amortization.  59.8     58.3    57.0
Selling, general and administrative....................  19.2     16.9    15.4
Depreciation and amortization..........................  10.2      8.6     9.9
Consulting payments to related parties.................   0.6      0.5       0
Non-recurring charges..................................     0        0     2.5
                                                        -----    -----   -----
 Operating income......................................  10.2     15.7    15.2

Interest expense.......................................   8.7     10.1    13.3
                                                        -----    -----   -----
 Income (loss) before extraordinary charge.............   1.5      5.6     1.9
Extraordinary charge...................................   7.3      3.4     1.5
                                                        -----    -----   -----
 Net income (loss).....................................  (5.8%)    2.2%    0.4%
                                                        =====    =====   =====

Other Data:
 EBITDA................................................. 21.0%    24.8%  27.7%


  Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

  Total revenues increased from $95.4 million in 1995 to $129.7 million in 1996, an increase of $34.3 million or 36.0%. Revenues from acquisitions represented $25.7 million or 74.9% of this increase, including $16.3 million from a full year of operations of five acquisitions made in 1995 and $9.4 million from a partial year of operations of twelve acquisitions made in 1996. Approximately $8.6 million or 25.1% of the total revenue growth resulted from sales to new customers and increases in cubic feet stored from existing customers.

  Storage revenues increased from $55.5 million in 1995 to $75.9 million in 1996, an increase of $20.4 million or 36.8%. Service and storage material sales revenues increased from $39.9 million in 1995 to $53.8 million in 1996, an increase of $13.9 million or 35.0%.

  Cost of sales (excluding depreciation and amortization) increased from $55.6 million in 1995 to $73.9 million in 1996, an increase of $18.3 million or 32.8%, but decreased as a percentage of total revenues from 58.3% in 1995 to 57.0% in 1996. The $18.3 million increase was due primarily to increases in wages and benefits resulting from an increased number of employees and to increases in facility occupancy costs associated with the growth in business. The decrease as a percentage of total revenue was due primarily to increased operating and storage efficiencies.

  Selling, general and administrative expenses increased from $16.1 million in 1995 to $20.0 million in 1996, an increase of $3.9 million or 23.9%, and decreased as a percentage of total revenues from 16.9% in 1995 to 15.4% in 1996. The decrease as a percentage of total revenues was due to operating efficiencies and the implementation of programs to control and reduce certain administrative expenses. The purchase of certain real estate interests from affiliates in August 1996 contributed $0.9 million to the reduction in cost of sales or 0.7% as a percentage of revenues.

  Depreciation and amortization expenses increased from $8.2 million in 1995 to $12.9 million in 1996, an increase of $4.7 million or 57.7%, and increased as a percentage of total revenues from 8.6% in 1995 to 9.9% in 1996. This increase was the result of increased capital expenditures for shelving and improvements to record management facilities and information systems and the amortization of goodwill from the Company's acquisitions.

  The Company incurred non-recurring charges of $3.3 million in 1996 in connection with the assumption of leasehold interests in certain facilities from affiliated parties and with the establishment of a pension for L.W. Pierce, Sr. See Item 11, "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

  As a result of the foregoing factors, excluding the non-recurring charges in 1996, operating income increased from $15.0 million in 1995 to $23.0 million in 1996, an increase of 53.7%, and increased as a percentage of total revenues from 15.7% in 1995 to 17.7% in 1996. The increase reflected the growth in the Company's business, economies of scale and increased operating efficiencies.

  Interest expense increased from $9.6 million in 1995 to $17.2 million in 1996, an increase of $7.6 million or 79.0%, due primarily to higher levels of indebtedness. The Company recorded extraordinary charges of $3.3 million in 1995 and $2.0 million in 1996 related to the early extinguishment of debt as a result of refinancing and expanding its existing credit agreement in 1995 and again in 1996.

  As a result of the foregoing factors, net income was $0.5 million in 1996 compared to net income of $2.1 million in 1995.

  EBITDA increased from $23.6 million in 1995 to $35.9 million in 1996, an increase of $12.3 million or 51.8%, and increased as a percentage of total revenues from 24.8% in 1995 to 27.7% in 1996. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale and increased operating efficiencies.

  Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

  Total revenues increased from $82.6 million in 1994 to $95.4 million in 1995, an increase of $12.8 million or 15.4%. Almost one-half of the total revenue growth resulted from sales to new customers and increases in cubic feet stored from existing customers, partially offset by the reduction of records of a major customer pursuant to a records destruction program recommended by the Company pursuant to a consulting agreement with the Company. Five acquisitions completed from February 1995 to October 1995 accounted for $6.6 million (or 51.6%) of the increase.

  Storage revenues increased from $47.1 million in 1994 to $55.5 million in 1995, an increase of $8.4 million or 17.8%. Service and storage material sales revenues increased from $35.5 million in 1994 to $39.9 million in 1995, an increase of $4.4 million or 12.3%.

  Cost of sales (excluding depreciation and amortization) increased from $49.4 million in 1994 to $55.6 million in 1995, an increase of $6.2 million or 12.6%, but decreased as a percentage of total revenues from 59.8% in 1994 to 58.3% in 1995. The $6.2 million increase was due primarily to increases in storage volume and the associated cost of additional storage capacity. The decrease as a percentage of total revenues was due primarily to increased operating and storage efficiencies, in part reflecting the full implementation of the PLUS(R) system during the first quarter of 1995.

  Selling, general and administrative expenses increased from $15.9 million in 1994 to $16.1 million in 1995, an increase of $0.2 million or 1.7%, and decreased as a percentage of total revenues from 19.2% in 1994 to 16.9% in 1995. The decrease as a percentage of total revenues was due to operating efficiencies and the implementation of programs to control and reduce certain administrative expenses.

  Depreciation and amortization expenses decreased from $8.4 million in 1994 to $8.2 million in 1995, a decrease of $0.2 million or 3.2%, and decreased as a percentage of total revenues from 10.2% in 1994 to 8.6% in 1995. This decrease, both in dollars and as a percentage of total revenues, was due primarily to the Company's revision of the estimated useful lives of certain long-term assets, effective January 1, 1995, to more accurately reflect the estimated economic lives of the related assets and to be more in conformity with industry practices. The aggregate effect of adopting these revised lives was to decrease amortization and depreciation expense by approximately $4.9 million. This change more than offset what would have been an increase in depreciation charges resulting from capital expenditures for shelving and improvements to records management facilities and information systems and the amortization of goodwill from the Company's acquisitions.

  As a result of the foregoing factors, operating income increased from $8.4 million in 1994 to $15.0 million in 1995, an increase of 77.9%, and increased as a percentage of the total revenues from 10.2% in 1994 to 15.7% in 1995. The increases reflect the growth in the Company's business, economies of scale and increased operating efficiencies.

  Interest expense increased from $7.2 million in 1994 to $9.6 million in 1995, an increase of $2.4 million or 33.3%, due primarily to higher levels of indebtedness. The Company recorded extraordinary charges of $6.0 million in 1994 and $3.3 million in 1995 related to the early extinguishment of debt as a result of refinancing and expanding its then existing credit agreement in 1994 and again in 1995.

  As a result of the foregoing factors, net income was $2.1 million in 1995 compared to a net loss of $4.8 million in 1994.

  EBITDA increased from $17.4 million in 1994 to $23.6 million in 1995, an increase of $6.2 million or 36.2%, and increased as a percentage of total revenues from 21.0% in 1994 to 24.8% in 1995. The increase as a percentage of total revenues reflected growth in the Company's business, economies of scale and increased operating efficiencies.

Liquidity and Capital Resources

  The Company's primary sources of capital have been cash flows from operations and borrowings under various revolving credit facilities and other senior indebtedness. Historically, the Company's primary uses of capital have been acquisitions, capital expenditures and client acquisition costs.

  Capital Investments

  For 1994, 1995 and 1996, capital expenditures were $6.4 million, $16.3 million and $23.5 million, respectively, and client acquisition costs were $1.9 million, $2.2 million and $6.5 million, respectively.

  In 1997, the Company expects its aggregate capital expenditures will approximate $30 million. Of this amount, approximately $10 million is expected to be related to the purchase of facilities. Of the remaining $20 million, shelving for new records is the largest anticipated expenditure.

  Acquisitions

  In order to capitalize on industry consolidation opportunities, the Company has actively pursued acquisitions since the beginning of 1994, which has significantly impacted liquidity and capital resources. From 1994 to 1996, the Company acquired 21 records management companies for an aggregate cash purchase price of $104.3 million. Since the beginning of 1997, the Company has made four acquisitions for an aggregate cash purchase price of $18.5 million. In addition, the Company has signed a definitive agreement to purchase a regional records management company for approximately $62.0 million, which it intends to finance through borrowings under its credit facility. The acquisition is subject to due diligence and other customary conditions. The Company has historically financed its acquisitions with borrowings under its credit agreements and with cash flows from existing operating activities. During 1996, the Company also issued $200.0 million principal amount of Notes, a small portion of which was used to fund acquisitions.

  To the extent that future acquisitions are financed by additional borrowings under the Company's credit facility or other types of indebtedness, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as debt to equity.

  Sources of Funds

  Net cash flows provided by operating activities were $11.0 million, $17.5 million and $26.4 million for 1994, 1995 and 1996, respectively. The $6.5 million increase from 1994 to 1995 was primarily comprised of a $6.9 million increase in net income and a $3.4 million decrease in working capital offset in part by a $2.7 million decline in extraordinary charges. The $8.9 million increase from 1995 to 1996 was primarily comprised of a $4.7 million increase in depreciation and amortization and a $6.8 million decrease in working capital, offset by a $1.6 million decrease in net income and a $1.3 million decline in extraordinary charges.

  Net cash flows used in investing activities were $13.9 million, $51.3 million and $108.8 million for 1994, 1995 and 1996, respectively. The uses of such cash flows were primarily for acquisitions, capital expenditures and client acquisition expenditures detailed above.

  Net cash flows provided by financing activities were $2.8 million, $34.2 million and $82.9 million for 1994, 1995 and 1996, respectively. In 1994, the Company's previous credit facility was expanded to $120.0 million and included a substantial acquisition facility. In 1995, the Company's previous credit facility was expanded to $170.0 million, including a substantial acquisition facility, and provided funds for the acquisition of PLC Command in Canada. In July 1996, the Company issued $200.0 million of 11-1/8% Senior Subordinated Notes due 2006 (the "Notes") and used the net proceeds to retire all of the debt outstanding under the Company's previous credit facility, to purchase certain properties from affiliates of the Company, to redeem stock from a shareholder of the Company, to fund an acquisition and for general corporate purposes. In August 1996, the Company entered into its current Credit Facility which provides $100.0 million in U.S. dollar borrowings and Cdn $35.0 million in Canadian dollar borrowings.

  The Credit Facility contains a number of financial and other covenants restricting the Company's ability to incur additional indebtedness and make certain types of expenditures. Covenants in the Indenture governing the Notes also restrict borrowings under the Credit Facility. As of December 31, 1996, $5.3 million was outstanding under the Credit Facility and the Company could have borrowed an additional $28.9 million under the Credit Facility in accordance with the debt incurrence limitations. Additionally, to the extent the Company makes acquisitions, it would have additional availability under the Credit Facility based upon the pro forma EBITDA of such acquisitions. The effective interest rate on the Credit Facility, as of December 31, 1996, was approximately 6%.

  Future Capital Needs

  Management believes that cash flow from operations in conjunction with borrowings under the Credit Facility and possible other sources of financing will be sufficient for the foreseeable future to meet working capital requirements and to make possible future acquisitions and capital expenditures. Depending on the pace and size of future possible acquisitions, the Company may elect to seek additional debt or equity financing. There can be no assurance that the Company will be able to obtain any future financing, if required, or that the terms for any such future financing would be favorable to the Company.

Forward-Looking Statements

  This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Item 8.  Financial Statements.
------   --------------------

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----
Report of Independent Public Accountants............................... 20
Consolidated Balance Sheets............................................ 21
Consolidated Statements of Operations.................................. 22
Consolidated Statements of Shareholders' Deficit....................... 23
Consolidated Statements of Cash Flows.................................. 24
Notes to Consolidated Financial Statements............................. 25

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pierce Leahy Corp.:

We have audited the accompanying consolidated balance sheets of Pierce Leahy Corp. (a New York corporation) and Subsidiary as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce Leahy Corp. and Subsidiary as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                    ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
    February 28, 1997

                               PIERCE LEAHY CORP.

                           CONSOLIDATED BALANCE SHEETS

                                 (in thousands)


                                                                                     December 31

                                                                       -------------------------------------
                     ASSETS                                                   1996                 1995
                     ------                                            -----------------    ----------------
CURRENT ASSETS:

   Cash                                                                $          1,254     $            722
   Accounts receivable, net of allowance for
       doubtful accounts of $795 and $487                                        17,828               14,182
   Inventories                                                                      611                  762
   Prepaid expenses and other                                                       688                1,025
                                                                       ----------------     ----------------
                Total current assets                                             20,381               16,691
                                                                       ----------------     ----------------
PROPERTY AND EQUIPMENT                                                          158,154              109,755
   Less- Accumulated depreciation and amortization                              (45,020)             (35,328)
                                                                       ----------------     ----------------
                Net property and equipment                                      113,134               74,427
                                                                       ----------------     ----------------
OTHER ASSETS:
   Intangible assets, net                                                        97,544               38,621
   Other                                                                          3,761                1,589
                                                                       ----------------     ----------------
                Total other assets                                              101,305               40,210
                                                                       ----------------     ----------------
                                                                       $        234,820     $        131,328
                                                                       ================     ================

                 LIABILITIES AND SHAREHOLDERS' DEFICIT
                 -------------------------------------
CURRENT LIABILITIES:
   Current portion of long-term debt                                   $          7,310      $         1,478
   Current portion of noncompete obligations                                        466                  200
   Accounts payable                                                               6,757                4,641
   Accrued expenses                                                              20,563                9,533
   Deferred revenues                                                              9,218                8,978
                                                                       ----------------      ---------------

                Total current liabilities                                        44,314               24,830

LONG-TERM DEBT                                                                  209,330              116,812

NONCOMPETE OBLIGATIONS                                                              317                  517

DEFERRED RENT                                                                     2,841                2,814

DEFERRED INCOME TAXES                                                             3,456                3,492

COMMITMENTS AND CONTINGENCIES (Note 9)

REDEEMABLE WARRANTS                                                                  --                 1,064

SHAREHOLDERS' DEFICIT                                                           (25,438)              (18,201)
                                                                       ----------------      ----------------

                                                                       $        234,820      $        131,328
                                                                       ================      ================

        The accompanying notes are an integral part of these statements.

                               PIERCE LEAHY CORP.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (in thousands)


                                                                          For the Year Ended
                                                                              December 31

                                                          -----------------------------------------------
                                                              1996             1995              1994
                                                          -------------    -------------    -------------

REVENUES:
   Storage                                                $     75,900    $      55,501    $      47,123
   Service and storage material sales                           53,848           39,895           35,513
                                                          -------------    -------------    -------------
           Total revenues                                      129,748           95,396           82,636
                                                          -------------    -------------    -------------
OPERATING EXPENSES:
   Cost of sales, excluding depreciation and
      amortization                                              73,870           55,616           49,402
   Selling, general and administrative                          20,007           16,148           15,882
   Depreciation and amortization                                12,869            8,163            8,436
   Consulting payments to related parties                          --               500              500
   Non-recurring charges                                         3,254              --               --
                                                          -------------    -------------    ------------
           Total operating expenses                            110,000           80,427           74,220
                                                          -------------    -------------    -------------
           Operating income                                     19,748           14,969            8,416
INTEREST EXPENSE                                                17,225            9,622            7,216
                                                          -------------    -------------    -------------
           Income before extraordinary item                      2,523            5,347            1,200
EXTRAORDINARY CHARGE--Loss on early
   extinguishment of debt                                        2,015            3,279            5,991
                                                          -------------    -------------    -------------
NET INCOME (LOSS)                                                  508            2,068           (4,791)
ACCRETION OF REDEEMABLE WARRANTS                                 1,561              889               16
                                                          -------------    -------------    -------------
NET INCOME (LOSS) APPLICABLE TO
   COMMON SHAREHOLDERS                                    $     (1,053)    $      1,179     $     (4,807)
                                                          =============    =============    =============



      The accompanying notes are an integral part of these statements.

                               PIERCE LEAHY CORP.
                               ------------------

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
                ------------------------------------------------

                                 (in thousands)
                                 --------------



                                  Common Stock
                                  ------------    Additional
                                  Class  Class     Paid-in       Accumulated
                                    A      B       Capital         Deficit         Total
                                  -----  -----   ------------   -------------   ------------

BALANCE, JANUARY 1, 1994          $ --   $ --       $  24        $  (14,532)    $  (14,508)

  Accretion of redeemable
   warrants                         --     --          --               (16)           (16)
  Net loss                          --     --          --            (4,791)        (4,791)
  Distributions to shareholders     --     --          --               (26)           (26)
                                  -----  -----      -------      ------------   ------------

BALANCE, DECEMBER 31, 1994          --     --          24           (19,365)       (19,341)
  Accretion of redeemable
   warrants                         --     --          --              (889)          (889)
  Net income                        --     --          --             2,068          2,068
  Distributions to shareholders     --     --          --               (39)           (39)
                                  -----  -----      -------      ------------   ------------
BALANCE, DECEMBER 31, 1995          --     --          24           (18,225)       (18,201)

  Accretion of redeemable
   warrants                         --     --          --            (1,561)        (1,561)
  Repurchase of Class A
   common stock (Note 7)            --     --          --            (1,450)        (1,450)
  Deemed distribution due to
   purchase of real estate and
   other assets from related
   parties (Note 10)                --     --          --            (4,132)        (4,132)
  Net income                        --     --          --               508            508
  Distributions to shareholders     --     --          --              (602)          (602)
                                  -----  -----      -------      ------------   ------------
BALANCE, DECEMBER 31, 1996        $ --   $ --       $  24        $  (25,462)    $  (25,438)
                                  =====  =====      =======      ============   ============



      The accompanying notes are an integral part of these statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)


                                                                                 For the Year Ended
                                                                                     December 31

                                                                     ---------------------------------------
                                                                          1996          1995          1994
                                                                     -----------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:

    Net income (loss)                                                $       508   $     2,068   $    (4,791)
    Adjustments to reconcile net income (loss) to net cash
        provided by operating activities-

           Extraordinary charge                                            2,015         3,279         5,991
           Depreciation and amortization                                  12,869         8,163         8,436
           Gain on sale of property and equipment                            (32)           --            --
           Amortization of deferred financing costs                          516           533         1,068
           Imputed interest on long-term debt and
            noncompete obligation                                             --            --           229
           Increase in deferred rent                                         302            29            50
           Foreign currency adjustment of long-term debt                      31            --            --
           Change in assets and liabilities, net of the effects
            from the purchase of businesses--
                  (Increase) decrease in-
                     Accounts receivable, net                             (2,408)         (360)       (2,061)
                     Inventories                                             150          (347)          (46)
                     Prepaid expenses and other                              747            57           (91)
                     Other assets                                           (486)         (536)          255
                  Increase (decrease) in-
                     Accounts payable                                      1,630          (978)        1,763
                     Accrued expenses                                     10,732         4,693          (170)
                     Deferred revenues                                        (8)          921           367
                     Deferred income taxes                                  (128)           --            --
                                                                     -----------   -----------   -----------
                  Net cash provided by operating activities               26,438        17,522        11,000
                                                                     -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Payments for businesses acquired, net of cash acquired               (61,176)      (28,355)       (4,663)
    Capital expenditures                                                 (23,493)      (16,288)       (6,352)
    Purchase of real estate and other assets from related parties        (11,018)           --            --
    Client acquisition costs                                              (6,477)       (2,245)       (1,905)
    Deposits on pending acquisitions                                        (850)           --            --
    Increase in intangible assets                                         (5,618)       (4,274)         (943)
    Payments on noncompete agreements                                       (333)         (153)          (70)
    Proceeds from sale of property and equipment                             123            --            --
                                                                     -----------   -----------   -----------
                  Net cash used in investing activities                 (108,842)    (51,315)        (13,933)
                                                                     -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Net borrowings (payments) on revolving line of credit                  5,237        (900)         (7,700)
    Proceeds from issuance of long-term debt                             210,229     128,420          76,850
    Payments on long-term debt and capital lease obligations            (118,570)    (90,958)        (61,195)
    Prepayment penalties and cancellation of warrants                     (2,625)        --           (1,781)
    Payment of debt financing costs                                       (9,283)     (2,366)         (3,385)
    Repurchase of Common stock                                            (1,450)        --            --
    Distributions to shareholders                                           (602)        (39)            (26)
                                                                     -----------   -----------   -----------
                  Net cash provided by financing activities               82,936      34,157           2,763
                                                                     -----------   -----------   -----------
NET INCREASE (DECREASE) IN CASH                                              532         364            (170)
CASH, BEGINNING OF YEAR                                                      722         358             528
                                                                     -----------   -----------   -----------
CASH, END OF YEAR                                                    $     1,254   $     722     $       358
                                                                     ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE--CASH PAID FOR INTEREST                      $     7,443   $   8,356     $     6,738
                                                                     ===========   ===========   ===========

      The accompanying notes are an integral part of these statements.

                               PIERCE LEAHY CORP.
                               ------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                                DECEMBER 31, 1996
                                -----------------


                        (In thousands except share data)
                        --------------------------------

1.  BACKGROUND:
    ----------

Pierce Leahy Corp. and its majority-owned subsidiary, Pierce Leahy Command Company (together, the "Company"), stores and services business records for clients throughout the United States and Canada. The Company also sells storage containers and provides records management consulting services and imaging services.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Pierce Leahy Corp. and its 99%-owned subsidiary, Pierce Leahy Command Company. All intercompany accounts and transactions have been eliminated in consolidation. The minority interest in Pierce Leahy Command Company is not material to the consolidated financial statements.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories
-----------

Inventories, which consist of storage containers, are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

Goodwill
--------

Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with Statement of

Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

Client Acquisition Costs
------------------------

The unreimbursed costs of moving the records of new clients into the Company's facilities and sales commissions related to new client contracts have been capitalized and are included in intangible assets in the accompanying balance sheets (see Note 4). All such costs are being amortized on a straight-line basis over six years, which represent the average initial contract term.

Deferred Rent
-------------

Certain of the Company's leases for warehouse space provide for scheduled rent increases over the lease terms. The Company recognizes rent expense on a straight-line basis over the lease terms, with the excess of the rent charged to expense over the amount paid recorded as deferred rent in the accompanying balance sheets.

Health Insurance Reserve
------------------------

The Company self-insures for benefit claims under a health insurance plan provided to employees. The self-insurance was limited to $100 and $75 in claims per insured individual per year in 1996 and 1995, respectively, and a liability for claims incurred but not reported is reflected in the accompanying balance sheets. Specific stop loss insurance coverage is maintained to cover claims in excess of the coverage per insured individual per year.

Income Taxes
------------

The Company is a Subchapter S corporation and, therefore, any taxable income or loss for federal income tax purposes is passed through to the shareholders. While not subject to federal income taxes, the Company is subject to income taxes in certain states. The Company reports certain expenses in different periods for financial reporting and income tax purposes. In addition, the carrying value of certain assets acquired exceeded their tax bases. If the Subchapter S corporation status was terminated, a net deferred income tax liability of approximately $6,600 would need to be recorded.

The Tax Reform Act of 1986 provides for a tax at the corporate level on gains realized on asset sales for a specified period following the election of Subchapter S status. Deferred taxes have been provided for taxes which may be triggered if the Company disposes of certain assets acquired in connection with an acquisition.

Revenue Recognition
-------------------

Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Deferred revenues represent amounts invoiced for storage services in advance of the rendering of the services. The costs of storage and service revenues are not separately distinguishable, as the revenue producing activities are interdependent and costs are not directly attributable or allocable in a meaningful way to those activities.

Change in Accounting Estimates
------------------------------

Effective January 1, 1995, the Company revised its estimates of the useful lives of certain long-term assets, as management re-evaluated in 1995 the appropriate useful lives of these types of assets given the significant increase in the level of capital expenditures and payments for businesses acquired (see Note 13) over prior years. The revised useful lives were determined based on an analysis of the Company's actual experiences in the use of such assets, along with other information gained during the acquisition process and the availability of other industry data. The revised useful lives are as follows:


                                            Useful Life (Years)
                                           ---------------------
     Long-Term Asset                         Old           New
   -------------------------               -------       -------
   Buildings                                  25            40
   Warehouse equipment                        12         12-20
   Client acquisition costs                    3             6
   Other intangibles                           3            10
   Goodwill                                 5-20            30

The change in accounting estimates was effective January 1, 1995, and the aggregate effect of adopting these revised lives was to decrease amortization and depreciation expense and increase net income for the year ended December 31, 1995 by approximately $4,868.

Foreign Currency Translation
----------------------------

The balance sheets and statements of operations of the Canadian operations are translated into U.S. dollars using the rates of exchange at period end. All foreign currency transaction gains and losses are included in operations in the period in which they occur. The cumulative translation adjustment at December 31, 1996 and 1995 was not material to the consolidated financial statements.

New Accounting Pronouncements
-----------------------------

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The Company has adopted the disclosure requirement of this pronouncement for the year ended December 31, 1996 (see Note 8). The adoption of this pronouncement had no impact on the Company's consolidated statements of operations.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of the Company's Senior Subordinated Notes at December 31, 1996 were $200,000 and $182,648. The fair value of the Senior Subordinated Notes was estimated based on the quoted market prices offered for the Company's publicly traded debt securities.

3.  PROPERTY AND EQUIPMENT:
    ----------------------

                                                                                  December 31
                                                                         -----------------------------
                                                           Life              1996            1995
                                                      --------------     -------------  --------------
     Land                                                   --           $    7,353     $     4,780
     Buildings and improvements                        10-40 years           57,296          35,758
     Warehouse equipment (primarily shelving)          12-20 years           71,773          53,943
     Data processing equipment and software                7 years           14,363          10,684
     Furniture and fixtures                                7 years            3,823           2,970
     Transportation equipment                              5 years            3,546           1,620
                                                                         -------------  --------------

                                                                            158,154         109,755
     Less- Accumulated depreciation
          and amortization                                                  (45,020)        (35,328)
                                                                         -------------  --------------

             Net property and equipment                                  $  113,134     $    74,427
                                                                         =============  ==============

Depreciation expense was $6,652, $4,325 and $5,066 for the years ended December 31, 1996, 1995, and 1994, respectively.

4.  INTANGIBLE ASSETS:
    -----------------

                                                                                   December 31
                                                                         -----------------------------
                                                                             1996            1995
                                                                         -------------  --------------
     Goodwill                                                            $     69,417     $    25,857
     Client acquisition costs                                                  15,157           8,680
     Noncompete agreements                                                     11,287           6,980
     Deferred financing costs                                                   9,267           2,248
     Other intangible assets                                                   13,377           9,399
                                                                         -------------  --------------

                                                                              118,505          53,164
     Less- Accumulated amortization                                           (20,961)        (14,543)
                                                                         ------------     -----------

                Net intangible assets                                    $     97,544     $    38,621
                                                                         ============     ===========



                                                                         December 31, 1996
                                                      --------------------------------------------------
                                                                         Accumulated          Net Book
                                         Life             Cost           Amortization           Value
                                     -------------    ------------    ------------------    ------------
     Goodwill                             30 years    $     69,417    $       (3,817)       $    65,600
     Client acquisition costs              6 years          15,157            (5,052)            10,105
     Noncompete agreements             1 - 7 years          11,287            (6,976)             4,311
     Deferred financing costs             10 years           9,267              (385)             8,882
     Other intangible assets          3 - 15 years          13,377            (4,731)             8,646
                                                      ------------    ------------------    ------------

                                                      $    118,505    $      (20,961)       $    97,544
                                                      ============    ==================    ============

Amortization of all intangible assets, other than deferred financing costs which are charged to interest expense, was $6,217, $3,838 and $3,370 for the years ended December 31, 1996, 1995, and 1994, respectively. Amortization of deferred financing costs was $516, $533, and $1,068 for the years ended December 31, 1996, 1995, and 1994, respectively. Capitalized client acquisition costs were $6,477, $2,245, and $1,905 and related amortization expense was $1,688, $909 and $1,536 for the years ended December 31, 1996, 1995, and 1994, respectively.

The Company continually evaluates whether events or circumstances have occurred that indicate that the remaining useful lives of the intangible assets should be revised or that the remaining balance of such assets may not be recoverable. As of December 31, 1996, the Company believes that no revisions to the remaining useful lives or write-downs of intangible assets are required.

5. ACCRUED EXPENSES:
   ----------------

                                                                     December 31
                                                         ------------------------------------
                                                              1996                 1995
                                                         -----------------    ---------------
    Accrued salaries and commissions                     $           2,613    $         2,190
    Accrued vacation                                                 2,866              2,140
    Accrued interest                                                 9,840                583
    Other                                                            5,244              4,620
                                                         -----------------    ---------------

                                                         $          20,563    $         9,533
                                                         =================    ===============

6. LONG-TERM DEBT:
   --------------


                                                                      December 31
                                                         ------------------------------------
                                                                1996                  1995
                                                         -----------------    ---------------
11-1/8% Senior Subordinated Notes, due 2006              $         200,000    $            --
Canadian Revolver, interest at prime (5.4% at
     December 31, 1996)                                              5,327                 --
Seller Notes                                                         7,600                 --
Mortgage Notes                                                       3,679                 --

Borrowings under previous credit agreement
     (repaid in July 1996)                                              --            118,208
Other                                                                   34                 82
                                                         -----------------    ---------------

                                                                   216,640            118,290
Less- Current portion                                               (7,310)            (1,478)
                                                         -----------------    ----------------

                                                         $         209,330    $       116,812
                                                         =================    ================

In July 1996, the Company issued $200,000 of Senior Subordinated Notes (the "Notes") in a private offering. The Notes are general unsecured obligations of the Company, subordinated in right of payment to the senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness. The Notes mature on July 15, 2006, and bear interest at 11-1/8% per year , payable semiannually in arrears on January 15 and July 15, commencing January 15, 1997. The proceeds from the sale of the Notes were used to retire certain existing indebtedness of the Company under its previous credit facilities, to purchase certain properties from related party partnerships (see
Note 10), to redeem stock from a shareholder (see Note 7), to fund an acquisition and for general purposes. The Company must comply with all financial and operating covenants under the indenture for the Notes while the Notes are outstanding.

In August 1996, the Company entered into a new credit facility (the "Credit Facility") providing a revolving line of credit of U.S. $100 million in borrowings and CDN $35 million in borrowings by the Company's Canadian subsidiary. The Credit Facility is senior to all other indebtedness the Company may have and is secured by the stock of the Company's shareholders. Borrowings under the facility bear interest at prime plus an applicable margin, or at LIBOR plus an applicable margin, at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee of 0.375% per year on unused commitments, payable quarterly. The aggregate available commitment under the Credit Facility will be reduced on a quarterly basis, beginning September 30, 1999. The Credit Facility matures on June 30, 2002, unless previously terminated. The Company must comply with all financial and operating covenants under the Credit Facility during the term of the agreement. The Company's available borrowing capacity under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

The highest amount outstanding under the current Canadian revolver during the year ended December 31, 1996, was $5,691. The average amount outstanding on the Canadian revolver during the year was $5,037, while the weighted average interest rate was 5.8%. There were no borrowings under the current U.S. revolver in 1996. The highest amount outstanding under the previous credit facility for the year ended December 31, 1996 was $6,582, the average amount outstanding was $3,251, and the weighted average interest rate was 9.62%.

In connection with certain acquisitions completed in 1996, notes for $7,600 were issued to the sellers. The notes bear interest at 5% per year and $7,100 was repaid in 1997. The remaining note is due in 1998.

In connection with the purchase of real estate from related parties (see Note
10) and an acquisition completed in 1996, the Company assumed $1,114 and $2,630 of mortgage notes, respectively. The notes bear interest at 10.5% and 8%, respectively, and require monthly principal and interest payments of $20 and $22, with balloon payments due in 2002 and 2001, respectively.

Future scheduled principal payments on the Company's long-term debt at December 31, 1996 are as follows:

       1997                                       $    7,310
       1998                                              705
       1999                                              207
       2000                                              218
       2001                                              231
       2002 and thereafter                           207,969
                                                  ----------
                                                  $  216,640
                                                  ----------

Upon entering into the previous credit facilities in 1994 and 1993, the Company issued warrants to certain lenders to purchase common stock. Warrants to purchase 52 shares at $3 per share were issued in 1994 and 217 shares at $.01 per share were issued in 1993. Management assigned an initial value of $87 to the 1994 warrants and $338 to the 1993 warrants for financial reporting purposes. The Company called the warrants in February 1996 at an amount which was determined by a formula defined in the credit agreement. The change in value of the redeemable warrants from the initial value has been accreted through a charge to shareholders' deficit in the accompanying financial statements. The warrants were redeemed for $2,625 in 1996 and there are no outstanding warrants at December 31, 1996.

Debt refinancings occurred in 1996, 1995 and 1994, resulting in the write-off of previously deferred financing costs of $2,015, $2,779 and $3,980, respectively, and prepayment and other charges (including the write-off of unamortized debt discount) of $500 in 1995 and $2,011 in 1994. Such write-offs and charges have been recorded as extraordinary items in the accompanying consolidated statements of operations.

7.  COMMON STOCK:
    ------------
At December 31, 1996 and 1995, the Company's common stock was comprised of the following:


                                                 Class A        Class B
                                               -----------    -----------
    Par value                                  $       .01    $       .01
    Shares authorized                            1,000,000      1,000,000
    Shares issued and outstanding--1996                900          9,000
    Shares issued and outstanding--1995              1,000          9,000

In 1996, the Company redeemed 100 shares of Class A common stock for $1,450 and canceled these shares.

8.  STOCK OPTIONS:
    -------------

In September 1994, the Company established a nonqualified stock option plan which provides for the granting to key employees of options to purchase an aggregate of 1,141 shares of common stock. The shares available for grant were increased by 269 in December 1996. Options to purchase 340 shares at $6 per share were granted on January 1, 1996 and options to purchase 567 shares at $5 per share were granted on January 1, 1995. An additional option grant for 145 shares at $5 per share was made on January 1, 1997. Option grants, when vested, are exercisable at the earlier of the tenth anniversary of the date of grant or the first date on which the Company ceases to be an S Corporation, and have an exercise price equal to the fair market value of the common stock on the date of grant. Fair market value is determined based on a formula, as defined in the option plan. The options vest in five equal annual installments beginning on the first anniversary of the date of grant. At December 31, 1996, options for 113 shares were vested. As of December 31, 1996 and 1995, no options were exercisable.

At December 31, 1996, the total options outstanding are 907 with exercise prices between $5 to $6 and a weighted average exercise price of $6. The options contain no expiration dates, however, no options are exercisable. The fair value of each option grant is estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1996 and 1995.


                                                1996           1995
                                             ----------     ----------
     Risk free interest rates                   5.6%            8.0%
     Expected lives of options               7 years         7 years
     Expected dividend yields                  N/A              N/A
     Expected volatility                         15%             15%

The fair value of each option granted in 1996 and 1995 is $2, as determined under the provisions of Statement of Financial Accounting Standards No. 123. The Company's net income would have been reduced and the following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:


                                                1996           1995
                                             ----------     ----------
     Net income, as reported                 $    508       $  2,068
     Pro forma net income                          91          1,799

The Statement of Financial Accounting Standards No. 123 method of accounting is applied only to options granted after January 1, 1995. The resulting pro forma compensation cost may not be representative of the amount to be expected in future years due to the vesting schedule of the options.

9.  COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Operating Leases
----------------

At December 31, 1996, the Company was obligated under noncancelable operating leases, including the related-party leases discussed below, for warehouse space, office equipment and transportation equipment. These leases expire at various times through 2015 and require minimum rentals, subject to escalation, as follows:

      1997                                           $   22,632
      1998                                               21,136
      1999                                               18,870
      2000                                               16,761
      2001                                               15,566
      2002 and thereafter                                39,487
                                                     ----------
                                                     $  134,452
                                                     ==========


Rent expense was approximately $17,008, $14,098, and $12,262 for the years ended December 31, 1996, 1995 and 1994, respectively. Some of the leases for warehouse space provide for purchase options on the facilities at certain dates.

The Company leases office and warehouse space at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders, officers and employees of the Company. Rent expense on these leases was approximately $9,019, $8,201, and $7,658 for the years ended December 31, 1996, 1995, and 1994, respectively. A significant portion of the related party rent expense was reduced through the purchase of certain real estate and the buy-out of certain lease interests in July 1996 (see Note 10).

Other Matters
-------------

The Company has entered into a consulting agreement with a shareholder of the Company and consulting agreements with several of the former owners of acquired businesses (see Note 12). These agreements require the following minimum payments:

      1997                                           $      480
      1998                                                   98
      1999                                                   40
      2000                                                   40
      2001                                                   40
      2002 and thereafter                                   130
                                                     ----------
                                                     $      828
                                                     ==========

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's financial position or results of operations.

10. RELATED PARTY TRANSACTIONS:
    --------------------------

In July 1996, the Company purchased certain real estate previously leased and other assets from two partnerships, whose partners are shareholders of the Company. The payment for the purchased real estate and other assets was $11,018 plus the assumption of a $1,114 mortgage. Since the transaction was with related parties, the real estate was recorded at its depreciated cost and the deferred rent liability on the leases was eliminated as a credit to shareholders' deficit. The $4,312 difference between the purchase price and the depreciated cost was charged to shareholders' deficit as a deemed distribution. In addition, the Company bought out certain lease commitments from a related party partnership for $2,764. This lease buy-out cost was recorded as a non-recurring charge in the 1996 consolidated statement of operations.

The Company had an agreement with a shareholder of the Company that required payments of $60 per year for five years upon the death of the shareholder. The present value of this benefit was recorded as a liability by the Company. In July 1996, the Company decided to make monthly pension payments to the shareholder and terminated the previous agreement. The pension payments are $8 per month until the death of the shareholder or his spouse. The $490 difference between the present value of this benefit and the liability previously reported was recorded as a non-recurring charge in the 1996 consolidated statement of operations.

The Company paid financial advisory fees to an investment banking firm of which a director of the Company is the managing director. The fees were approximately $800, $700 and $800 in 1996, 1995 and 1994, respectively.

In December 1993, the Company borrowed $80 from a shareholder which bears interest at 7%. The note was repaid in 1996.

11.  EMPLOYEE BENEFIT PLANS:
     ----------------------

The Company maintains a discretionary profit sharing and a 401 (k) plan for substantially all full-time employees over the age of 20-1/2 and with more than 1,000 hours of service. Participants in the 401(k) plan may elect to defer a specified percentage of their compensation on a pretax basis. The Company is required to make matching contributions equal to 25% of the employee's contribution up to a maximum of 2% of the employee's annual compensation. Participants become vested in the Company's matching contribution over three to seven years. The expense relating to these plans was $1,122, $591, and $506 for the years ended December 31, 1996, 1995 and 1994, respectively.

12.  STOCK PURCHASE AGREEMENTS:
     -------------------------
The Company and certain shareholders are parties to an agreement which provides that, in the event of a shareholder's desire to transfer his ownership interest, the other shareholders party to the agreement and/or the Company have the right of first refusal to purchase the stock under the terms specified in the agreement. The agreement also provides that, in the event of a shareholder's death, the Company will purchase the stock from the estate of the deceased under the terms and at the amount per share, subject to periodic adjustment, specified in the agreement. The purchase would be funded, in part, from the proceeds of insurance policies currently in place ($37,700 face value).

13.  ACQUISITIONS:
     ------------

In 1995, the Company completed five acquisitions of records management businesses for an aggregate cash purchase price of $28,994. The most significant of these acquisitions was for $16,022 in October 1995; all others were individually less than $5,000. In 1996, the Company completed 12 acquisitions for an aggregate cash purchase price of $62,165 (of which $14,000 was for one transaction in May 1996 and $13,500 was for another transaction in October
1996). In addition to these cash payments, an acquisition in 1995 provided for a $800 noncompete obligation payable over three years and an acquisition during 1996 provided for a $400 noncompete obligation payable over one year. The noncompete liability at December 31, 1996 was $783. Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities acquired has been allocated to goodwill ($17,549 and $43,062 in 1995 and 1996, respectively) and is being amortized over the estimated benefit period of 30 years. In connection with certain of the acquisitions, the Company entered into consulting agreements with several of the former owners of the acquired businesses which require aggregate commitments of $498 at December 31, 1996 (see
Note 9).

A summary of the cash paid for the purchase price as of the acquisitions is as follows:


                                                    1996          1995
                                                 ----------    ----------
   Fair value of assets acquired                 $   82,515    $   36,171
   Liabilities assumed                               (1,896)       (7,177)
   Cash acquired                                     (1,013)         (639)
                                                 ----------    ----------
        Net cash paid                            $   79,606    $   28,355
                                                 ==========    ==========

Included in the 1996 amounts are $18,917 of fair value of assets acquired, $464 of liabilities assumed, $23 of cash acquired and $18,430 of net cash paid on acquisitions that were completed subsequent to December 31, 1996.

The following unaudited pro forma information shows the results of the Company's operations for the years ended December 31, 1996 and 1995 as though each of the completed acquisitions had occurred as of January 1, 1995:


                                      Year Ended December 31
                                 -------------------------------
                                     1996               1995
                                 -------------      ------------
     Total revenues              $     150,788      $    139,755

     Net income                          1,721             2,357

The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1995, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired companies.

Subsequent to December 31, 1996, the Company signed a definitive agreement to purchase a regional records management company for approximately $62,000, which it intends to finance through borrowings under its credit facility. The acquisition is subject to due diligence and customary conditions.

Item 9.  Changes in and Disagreements with Accountants on Accounting and
------   ---------------------------------------------------------------
         Financial Disclosure.
         --------------------

  Not Applicable.



                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.
-------   --------------------------------------------------

  Set forth below is certain information regarding the Company's directors, executive officers and other significant management personnel:


           Name              Age                            Position
           ----              ---                            --------
  Leo W. Pierce, Sr........   78               Chairman of the Board
  J. Peter Pierce..........   50               President, Chief Executive Officer and Director
  Douglas B. Huntley.......   36               Vice President, Chief Financial Officer and Director
  Joseph A. Nezi...........   50               Vice President, Sales and Marketing
  David Marsh..............   48               Vice President, Chief Information Officer
  Ross M. Engelman.........   33               Vice President, Operations--South
  J. Michael Gold..........   37               Vice President, Operations--Northeast
  Christopher J. Williams..   37               Vice President, Operations--West
  Leo W. Pierce, Jr........   52               Vice President, Contracts Administration and
                                               Director
  Michael J. Pierce........   46               Vice President, Equipment Sales and Distribution
                                               Group and Director
  Raul A. Fernandez........   46               Vice President, Information Services
  Joseph P. Linaugh........   47               Vice President, Treasurer
  Thomas Grogan............   42               Vice President and Controller
  Lisa G. Goldschmidt......   28               General Counsel
  Alan B. Campell..........   46               Director
  Delbert S. Conner........   67               Director

  Leo W. Pierce, Sr. has served as Chairman of the Board of the Company since its formation in 1957. Mr. Pierce served as the Chief Executive Officer of the Company from formation to January 1995 and as its President from formation to January 1984. Prior to forming the Company, Mr. Pierce was a sales representative for Lefebure Corporation and an accountant for Price Waterhouse. Mr. Pierce holds a B.A. degree from St. John's University.

  J. Peter Pierce has served as President and Chief Executive Officer of the Company since January 1995 and has been a director since the early 1970s. Mr. Pierce served as President and Chief Operating Officer of the Company from January 1984 to January 1995, prior to which time he served in various other capacities with the Company, including as Vice President of Operations, General Manager of Connecticut, New York and New Jersey and Sales Executive. Mr. Pierce attended the University of Pennsylvania and served in the United States Marine Corps.

  Douglas B. Huntley has served as Chief Financial Officer since January 1994 and a director of the Company since September 1994. From May 1993 until December 1993, Mr. Huntley served as Assistant to the President of the Company. From August 1989 to March 1993, he was an Executive Advisor and a Project Manager of Rockwell International in connection with a multi-billion dollar NASA contract. Prior thereto, Mr. Huntley was an accountant for Deloitte Haskin & Sells. Mr. Huntley holds a B.S. degree from Bucknell University and an M.B.A. from the University of Pennsylvania, Wharton School of Business and is a Certified Public Accountant.

  Joseph A. Nezi has served as Vice President, Sales and Marketing of the Company since September 1991. From July 1990 to September 1991, Mr. Nezi was the Vice President, Sales and Marketing of Delaware Valley Wholesale Florist where he was responsible for the sales and marketing of a firm with $30 million of sales. Prior thereto, Mr. Nezi was the President and General Manager of Pomerantz and Company following 17 years in various sales positions of increasing responsibility with Xerox. Mr. Nezi holds a B.A. degree from Villanova University.

  David Marsh has served as Vice President and Chief Information Officer of the Company since January 1995 and was Assistant to the President of the Company from November 1994 to December 1994. From August 1986 to May 1994, Mr. Marsh was Manager--Corporate Relations for the Massachusetts Institute of Technology where he was responsible for the management and development of MIT's relationships with U.S. and European information technology, communications and service companies. Prior to August 1986, Mr. Marsh held positions of President of MEA Management Systems, Director of Corporate Strategic Planning with Public Service Company of New Hampshire, Senior Consultant with Booz, Allen & Hamilton and Second Vice President with the Chase Manhattan Bank. Mr. Marsh holds a B.S. degree from University of Salford, U.K. and S.M. degrees in Management and Nuclear Engineering from MIT.

  Ross M. Engelman has served as Vice President, Operations--South since October 1994. From June 1993 to October 1994, Mr. Engelman was Vice President, Information Systems and from September 1991 to June 1993, he was Assistant to the President of the Company. From August 1985 to September 1991, Mr. Engelman was a management consultant with Andersen Consulting. Mr. Engelman holds a B.S.E. degree from the University of Pennsylvania, Wharton School of Business.

  J. Michael Gold has served as Vice President, Operations--Northeast of the Company since June 1993. Prior thereto, Mr. Gold was Vice President, Operations from February 1992 to June 1993, Vice President, New York Metropolitan Region from January 1990 to February 1992 and General Manager of the New Jersey Archive from April 1985 to February 1989. Prior to joining the Company, Mr. Gold was the Budget Administration Manager for SmithKline Beecham. Mr. Gold holds a B.A. degree from Villanova University.

  Christopher J. Williams has served as Vice President, Operations--West since June 1993. From February 1992 to June 1993, Mr. Williams was the Company's Vice President, Information Services. Prior thereto, Mr. Williams held a number of additional positions with the Company since he joined it in 1980, including most recently as General Manager of the New York Archive and Regional Vice President- -New England. Mr. Williams holds a B.S. degree from Western New England College.

  Leo W. Pierce, Jr. has served as Vice President, Contract Administration of the Company since January 1990 and as a director since the early 1970s. Mr. Pierce has been affiliated with the Company since its inception in various capacities, including as manager of the Philadelphia Archive and Vice President, Facilities Management. Mr. Pierce holds a B.A. degree from LaSalle University.

  Michael J. Pierce has served as Vice President, Equipment Sales and Distribution Group of the Company since February 1990 and as a director since the early 1970s. Mr. Pierce has been affiliated with the Company since its inception in various sales capacities. Mr. Pierce attended Temple University and served in the United States Army.

  Raul A. Fernandez has served as Vice President, Information Systems of the Company since February 1990. From March 1988 to February 1990, Mr. Fernandez was Director of Information Systems. Prior to joining the Company, Mr. Fernandez was employed by RCA Pictures Division and Sperry-Unisys as District Manager. Mr. Fernandez holds a B.A. degree from Kings College.

  Joseph P. Linaugh has served as Vice President and Treasurer of the Company since January 1994. From January 1990 to December 1993, Mr. Linaugh served as Vice President, Chief Financial Officer and a director of the Company. Prior to joining the Company, Mr. Linaugh worked in various financial positions with private and publicly held companies and for Laventhol & Horwath in public accounting. Mr. Linaugh holds a B.S. degree from LaSalle University and is a Certified Public Accountant.

  Thomas Grogan has served as Vice President and Controller of the Company since January 1994. From April 1985 to December 1993, Mr. Grogan was the Company's Vice President of Finance and Administration. Prior to joining the Company, Mr. Grogan worked for Dunn, Dunn and Associates in public accounting from May 1979 to March 1985 and in private industry from June 1977 to April 1979. Mr. Grogan holds a B.S. degree from Widener College and is a Certified Public Accountant.

  Lisa G. Goldschmidt has served as General Counsel of the Company since October 1995. From September 1992 to October 1995, Ms. Goldschmidt was an attorney at Reed Smith Shaw & McClay. Ms. Goldschmidt holds a B.A. and a J.D. degree from the University of Pennsylvania.

  Alan B. Campell has served as a director of the Company since September 1994. Mr. Campell is one of the founders of Campell Vanderslice Furman, an investment banking firm, and has been a Managing Director of the firm since its formation in 1986. Prior thereto, Mr. Campell was a Vice President at Chase Manhattan Bank, N.A. Mr. Campell holds a B.A. degree from Brown University and an M.A. from the University of Southern California.

  Delbert S. Conner has served as a director of the Company since September 1990. Since May 1995, Mr. Conner has served as the Vice Chairman of USCO Distribution Services, Inc. on a semi-retired basis. From January 1994 through April 1995, he was the Vice Chairman of USCO on a full-time basis and its President and Chief Executive Officer from February 1983 to December 1993. Mr. Conner holds a B.S. degree from Bryant College.

  Messrs. J. Peter Pierce, Leo W. Pierce, Jr. and Michael J. Pierce are brothers. Leo W. Pierce, Sr. is their father. For purposes of the above biographical information, the Company includes L.W. Pierce Company, Inc., the predecessor to Pierce Leahy.

Board Committees

  The Company's Board of Directors appointed a Compensation Committee in September 1994. The Compensation Committee is comprised of Leo W. Pierce, Sr.,
J. Peter Pierce and Alan B. Campell. The Compensation Committee recommends to the Board both salary levels and bonuses for the officers of the Company. The Compensation Committee also reviews and makes recommendations with respect to the Company's existing and proposed compensation plans, and serves as the committee responsible for administrating the Company's non-qualified stock option plan (the "Plan"). Until September 1994, the Compensation Committee's functions were exercised by the Board of Directors.

  All directors receive reimbursement of reasonable out-of-pocket expenses incurred in connection with meetings of the Board of Directors. Mr. Conner also receives $3,500 for each meeting of the Board of Directors which he attends. No other director receives separate compensation for services rendered as a director.

Item 11.  Executive Compensation.
-------   ----------------------

  The following table sets forth the compensation received by the Company's Chief Executive Officer and the five other highest paid executive officers (together with the Chief Executive Officer, the "Named Executive Officers") for services to the Company in 1995 and 1996.

                           Summary Compensation Table

                                                                                   Long-Term
                                                                                  Compensation
                                              Annual Compensation                    Awards
                                          --------------------------             --------------
                                                                       Other       Securities
            Name and                                                   Annual      Underlying   All Other
       Principal Position             Year     Salary    Bonus       Compensation    Options   Compensation
    ------------------------         -----    --------  -------     --------------  --------- --------------
J. Peter Pierce.................      1996    $251,485  $93,400           --            --       $6,967(a)
 President and Chief Executive        1995     186,800   93,400           --            --        6,681(a)
 Officer
Ross M. Engelman................      1996     130,500   65,000           --            51        5,216(b)
 Vice President,                      1995     130,422   65,000           --            85        4,813(b)
 Operations--South
J. Michael Gold.................      1996     130,000   65,000           --            51        3,739(c)
 Vice President,                      1995     129,905   65,000           --            85        3,417(c)
 Operations--Northeast
Douglas B. Huntley..............      1996     130,000   65,000           --            51        5,231(d)
 Vice President and                   1995     129,520   65,000           --            85        4,802(d)
 Chief Financial Officer
Joseph A. Nezi..................      1996     130,000   92,370(e)        --            35        6,256(f)
 Vice President,                      1995     133,020   97,841(e)        --            85        5,748(f)
 Sales and Marketing
Christopher J. Williams.........      1996     130,000   65,000           --            51        5,339(g)
 Vice President,                      1995     129,905   65,000           --            85        5,089(g)
 Operations--West

--------------
(a) Included in such amounts for 1996 and 1995, respectively, are $2,268 and $2,310 representing an employer match under the 401(k) Plan, $1,699 and $1,371 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Pierce and $3,000 and $3,000 representing contributions made by the Company under the Profit Sharing Plan.
(b) Included in such amounts for 1996 and 1995, respectively, are $2,249 and $2,107 representing an employer match under the 401(k) Plan, $158 and $98 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Engelman and $2,809 and $2,608 representing contributions made by the Company under the Profit Sharing Plan.
(c) Included in such amounts for 1996 and 1995, respectively, are $750 and $700 representing an employer match under the 401(k) Plan, $191 and $119 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Gold and $2,798 and $2,598 representing contributions made by the Company under the Profit Sharing Plan.
(d) Included in such amounts for 1996 and 1995, respectively, are $2,250 and $2,093 representing an employer match under the 401(k) Plan, $191 and $119 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Huntley and $2,790 and $2,590 representing contributions made by the Company under the Profit Sharing Plan.

(e) Includes $27,370 and $32,842 paid as commissions in 1996 and 1995, respectively.
(f) Included in such amounts for 1996 and 1995, respectively, are $2,260 and $2,310 representing an employer match under the 401(k) Plan, $996 and $438 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Nezi and $3,000 and $3,000 representing contributions made by the Company under the Profit Sharing Plan.
(g) Included in such amounts for 1996 and 1995, respectively, are $2,250 and $2,066 representing an employer match under the 401(k) Plan, $191 and $125 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Williams and $2,898 and $2,898 representing contributions made by the Company under the Profit Sharing Plan.

Option Grants in Last Fiscal Year

  The following table sets forth certain information concerning stock options granted to the Named Executive Officers during 1996 (all of which were granted on January 1, 1996).

                                                           Individual Grants
                                                  -----------------------------------
                                                                                        Potential Realizable
                                  Number of                                               Value at Assumed
                                  Securities    % of Total                             Annual Rates of Stock
                                  Underlying     Options                               Price Appreciation For
                                   Options      Granted to     Exercise                    Option Term(b)
                                   Granted     Employees in     Price     Expiration   ----------------------
             Name                   (#)(a)         1996       ($/Share)     Date          5%            10%
             ----                 ----------   ------------   ---------   ----------   --------      --------
J. Peter Pierce.................      --            --             --         --          --            --
Ross M. Engelman................      51           15.0         $6,209         *       $199,145      $504,673
J. Michael Gold.................      51           15.0          6,209         *        199,145       504,673
Douglas B. Huntley..............      51           15.0          6,209         *        199,145       504,673
Joseph A. Nezi..................      35           10.3          6,209         *        136,668       346,344
Christopher J. Williams.........      51           15.0          6,209         *        199,145       504,673

--------------

*   The options have no specified expiration date.
(a) All options were granted under the Plan and are for the purchase of shares of Class B Common Stock of the Company. The options vest in five equal annual installments commencing on the first anniversary of the date of grant, and vested options become exercisable on the earlier of ten years from the date of grant or the date the Company is no longer a Subchapter S corporation. The Company may make loans with respect to vested options.
(b) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the Class B Common Stock when the options were granted. There is no established trading market for the Class B Common Stock and, accordingly, the market price is based upon the formula set forth in the Plan based upon a multiple of EBITDA, as well as the amount of cash, cash equivalents, outstanding indebtedness and other obligations of the Company. Since the options granted to the Named Executive Officers do not have a specified expiration date, for purposes of calculating the assumed appreciation, the options have been deemed to expire ten years from the date of grant.

Stock Option Exercises and Holdings

  The following table sets forth the value of options held by each of the Named Executive Officers at December 31, 1996. None of the Named Executives exercised any options during 1996.

                    Aggregated Option Exercises in 1996 and
                      Option Values At December 31, 1996.

                                                            Number of Unexercised           Value of Unexercised
                                                                 Options at               In-the-Money Options at
                                                            December 31, 1996(a)            December 31, 1996(b)
                                                            --------------------            --------------------
                                   Shares
                                 Acquired on   Value
          Name                    Exercise    Realized   Exercisable/Unexercisable(c)     Exercisable/Unexercisable
          -----                   --------    --------   ----------------------------     -------------------------
J. Peter Pierce...............       --          --                 -- / --                        -- / --
Ross M. Engelman..............       --          --                 -- / 136                       -- / $0
J. Michael Gold...............       --          --                 -- / 136                       -- /  0
Douglas B. Huntley............       --          --                 -- / 136                       -- /  0
Joseph A. Nezi................       --          --                 -- / 120                       -- /  0
Christopher J. Williams.......       --          --                 -- / 136                       -- /  0

-----------------

(a)  All options are for the purchase of shares of Class B Common Stock.
(b) There is no established market for the Class B Common Stock and, accordingly, the values are based on the exercise price of options granted on January 1, 1997 in accordance with the formula set forth in the Plan.
(c) As of December 31, 1996, none of the options were exercisable although of such totals, options to purchase 44 shares of Common Stock were vested for Messrs. Engelman, Gold, Huntley and Williams and options to purchase 41 shares of Common Stock were vested for Mr. Nezi. Pursuant to the terms of the Nonqualified Option Plan, vested options become exercisable on the earlier of ten years from the date of grant or the date the Company is no longer a Subchapter S corporation.


Compensation Committee Interlocks and Insider Participation

  The Compensation Committee of the Board of Directors is comprised of Leo W. Pierce, Sr., J. Peter Pierce and Alan B. Campell. Leo W. Pierce, Sr. is the former Chief Executive Officer and President of the Company and J. Peter Pierce is the Company's Chief Executive Officer and President.

  In August, 1996, the Company purchased for $14.8 million all of the interests of the two partnerships owned by members of the Pierce family in six facilities previously leased to the Company and 16 facilities previously subleased, as well as minority interests in five other properties currently leased by the Company. The purchase price was based on third party appraisals or the recent acquisition price for the six facilities and management's estimates of the value of the leasehold and minority ownership interests based on the net present value of the cash flows generated by such interests. The leases and subleases were entered into during the period from March 1980 to April 1995. The aggregate rental payments for the leases and subleases were $7,658,000, $8,201,000 and $4,624,000 in 1994, 1995 and the portion of 1996 prior to the purchase, respectively.

  The Company also leases from four separate limited partnerships its corporate headquarters in King of Prussia, Pennsylvania and its facilities in Suffield, Connecticut, Orlando, Florida and Charlotte, North Carolina. J. Peter Pierce, the Company's President and Chief Executive Officer, is the general partner of three of the limited partnerships and members of the Pierce family and certain other officers and directors of the Company and their affiliates own substantial limited partnership interests in each of the four limited partnerships. The lease on the Company's corporate headquarters expires on April 30, 2003, without any renewal options. The leases for the Suffield, Orlando and Charlotte facilities terminate on December 31, 2005, October 31, 2004 and August 31, 2001, respectively. Each of such leases contains two five-year renewal options. The aggregate rental payments by the Company for such properties during 1994, 1995 and 1996 were $531,000, $773,000 and $894,000, respectively.

  The Company believes that the terms of its leases with the related parties are as favorable to the Company as those generally available from unaffiliated third parties. There are no plans by the Company to lease additional facilities from officers, directors or other affiliated parties.

  In December 1993, the Company's Chairman, Leo W. Pierce, Sr., advanced $80,000 to the Company. The Company repaid the loan, together with interest at 7%, in three equal installments in December 1994, December 1995 and May 1996. In July, 1996, the Company redeemed 100 shares of Class A Common Stock from Mr. Pierce for an aggregate price of $1.45 million, which price was based on the Company's EBITDA. The Company previously undertook to pay $60,000 per year for a five-year period to Mr. Pierce's spouse upon his death. The Company replaced this arrangement by providing an annual pension in the amount of $96,000 to Mr. Pierce and then to his spouse, if she survives him.

  Alan B. Campell is a managing director of Campell Vanderslice Furman ("CVF"), an investment banking firm that has provided investment banking services to the Company since 1992. Mr. Campell became a director of the Company in 1994. During 1994, 1995 and 1996, the Company paid CVF $0.8 million, $0.7 million and $0.8 million, respectively, with respect to investment banking services.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
-------   --------------------------------------------------------------

  The following table sets forth, as of March 1, 1997, information as to the Company's stock beneficially owned by (i) each director of the Company, (ii) each Named Executive Officer, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to be the beneficial owner of more than 5% of the Company's Class A Common Stock, the only class of voting stock outstanding.

                                                   Class A                  Class B
                                                Common Stock             Common Stock
                                           -----------------------  -----------------------
                                                                                             Percentage of     Percentage
                                                                                              Beneficial       of Voting
                                                       Percent of               Percent of   Ownership of    Power of all
                                             No. of     Class A       No. of     Class B      all Common        Common
             Name(a)                        Shares(b)    Shares      Shares(b)    Shares         Stock           Stock
             -------                        ---------    ------      ---------    ------         -----           -----
Leo W. Pierce, Sr........................      386        42.9%           --         --           3.9%           42.9%
J. Peter Pierce (c)......................       94        10.4         1,480       16.4%         15.9            10.4
Leo W. Pierce, Jr. (d)...................       94        10.4         1,300       14.4          14.1            10.4
Michael J. Pierce (e)....................       74         8.2         1,265       14.1          13.5             8.2
Mary E. Pierce...........................       54         6.0         1,265       14.1          12.8             6.0
Barbara P. Quinn (f).....................       54         6.0         1,265       14.1          12.8             6.0
Constance P. Buckley (g).................       54         6.0         1,255       13.9          12.8             6.0
Maurice Cox, Jr. (h).....................       90        10.0         1,170       13.0          12.7            10.0
Alan B. Campell..........................       --          --            --         --            --              --
Delbert S. Conner........................       --          --            --         --            --              --
Ross M. Engelman.........................       --          --            --         --            --              --
J. Michael Gold..........................       --          --            --         --            --              --
Douglas B. Huntley.......................       --          --            --         --            --              --
Joseph A. Nezi...........................       --          --            --         --            --              --
Christopher J. Williams..................       --          --            --         --            --              --
All Directors and Executive Officers as
   a Group (13 persons)..................      644        73.3%        4,045       44.9%         47.8%           73.3%

-----------------------

(a) The address of all persons in this table who are shown to beneficially own 5% or more of the Class A Common Stock, unless otherwise specified, is c/o Pierce Leahy Corp., 631 Park Avenue, King of Prussia, Pennsylvania 19406.
(b) As used in this table, "beneficial ownership" means sole or shared power to vote or direct the voting of a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose, or direct the disposition, of a security). A person is deemed for any date to have "beneficial ownership" of any security that such person has a right to acquire within 60 days after such date. For purposes of computing the percentage of outstanding shares held by each person named above, any security that such person has the right to acquire within 60 days of the date of calculation is deemed to be outstanding, but is not deemed to be outstanding for purposes of computing the percentage ownership of any other person.
(c) Includes 340 shares of Class B Common Stock held by or for the benefit of Mr. Pierce's children, 118 shares held in a trust for the benefit of Mr. Pierce's wife and 411 shares held in a trust for the benefit of Mr. Pierce's family.
(d) Includes 321 shares of Class B Common Stock held for the benefit of Mr. Pierce's children.
(e) Includes 158 shares of Class B Common Stock held for the benefit of Mr. Pierce's child.
(f) Includes 553 shares of Class B Common Stock held for the benefit of Ms. Quinn's children.
(g) Includes 238 shares of Class B Common Stock held for the benefit of Ms. Buckley's children.
(h) The address of Mr. Cox is 731 E. Manoa Road, Havertown, Pennsylvania 19083. Includes 10 shares of Class A Common Stock and 320 shares of Class B Common Stock held by Mr. Cox's wife and 182 shares held by or for the benefit of Mr. Cox's children.

Shareholders Agreement

  The Company and its shareholders, with the exception of Leo W. Pierce, Sr. (collectively, with the exclusion of Mr. Pierce, the "Shareholders"), are parties to a buy/sell agreement which imposes certain restrictions on the issuance and transfer of the Company's stock. Transfers of the Company's stock during a Shareholder's lifetime may only be made to (i) lineal descendants of Mr. Pierce and his wife, (ii) any trust for the benefit of any such lineal descendant, provided that at least one trustee of such trust at all times is a lineal descendant of Mr Pierce and his wife or (iii) to the spouse of a lineal descendant of Mr. Pierce and his wife as custodian under a Uniform Transfers to Minors Act for a lineal descendant of Mr. Pierce and his wife who has not attained age 21 (collectively, "Permitted Transferees"). Shareholders are permitted to make testamentary transfers to Permitted Transferees or to any trust for the benefit of a lineal descendant of Mr. Pierce and his wife, provided that at least one trustee of such trust at all times is a lineal descendant of Mr. Pierce and his wife.

  Within 270 days after a permitted testamentary transfer, the transferee may elect to require the Company to purchase all or any part of the stock that was acquired in such testamentary transfer. Upon the death of a Shareholder (other than in the event of a permitted testamentary transfer), commencement of bankruptcy or similar proceeding by or against a Shareholder, receipt by a Shareholder of a bona fide written offer from a person other than a Permitted Transferee to acquire all of the Shareholder's stock or a transfer or attempted transfer by a Shareholder of any of his stock in violation of the buy/sell agreement, the Company and the remaining Shareholders have the option to purchase all or any of the stock owned by the affected Shareholder; provided, however, that the Company is required to purchase any such stock not purchased under such options, to the extent not prohibited by law or agreement. The purchase price for such purchases is the agreed value, to be determined at least annually by a qualified third party appraiser selected by the Company, except that with respect to bona fide offers from third parties, the purchaser may elect either the offer price or the agreed value. The purchase of stock by the Company and/or remaining Shareholders following the death of a Shareholder or a permitted testamentary transfer shall be funded, to the extent available, with the proceeds of any life insurance policies received by the Company and/or remaining Shareholders on the deceased Shareholder or transferor, respectively. The Company currently maintains life insurance policies on the lives of various of the Shareholders with an aggregate death benefit of $37.7 million.

Item 13.  Certain Relationships and Related Transactions.
-------   ----------------------------------------------

  The Company has entered into a consulting agreement with Maurice Cox, Jr., a shareholder of the Company, to provide consulting services to the Company through 2004 for an annual payment of $40,000.

  In December 1994, the Company loaned $60,000 to J. Michael Gold, its Vice President, Operations--Northeast. During 1996, an additional $38,516 was loaned to Mr. Gold. The entire principal amount of $98,516, together with interest accruing at a rate of 8.875%, was outstanding as of February 28, 1997.

  See also Item 11, "Executive Compensation--Compensation Committee Interlocks and Insider Participation."

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
-------   ---------------------------------------------------------------

    (a)  The following documents are filed as part of this Report.

        1.  Financial Statements:

                                                                            Page
                                                                            ----
    Report of Independent Public Accountants................................. 20
    Consolidated Balance Sheets.............................................. 21
    Consolidated Statement of Operations..................................... 22
    Consolidated Statement of Shareholders' Deficit.......................... 23
    Consolidated Statements of Cash Flows.................................... 24
    Notes to Consolidated Financial Statements............................... 25

        2.  Financial Statement Schedules:
            ------------------------------

            Schedule II -- Valuation and Qualifying Accounts


        3.  Exhibits:
            ---------

    Exhibit
    Number          Description of Exhibits.
    ------          -----------------------

     3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-4, File No. 333-9963)

     3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-9963)

    10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration
                Statement on Form S-4, File No. 333-9963)

    10.2        Amended and Restated Buy/Sell Agreement dated as of July 17,
                1996 by and among the Company and certain of its shareholders
                (incorporated by reference to Exhibit 10.2 to the Company's
                Registration Statement on Form S-4, File No. 333-9963)


    Exhibit
    Number          Description of Exhibits.
    ------          -----------------------

    10.3        Credit Agreement, dated as of August 13, 1996, among the
                Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian
                Imperial Bank of Commerce, New York Agency, as U.S.
                administrative agent, together with certain collateral documents attached thereto, including the form of US$ Note, the form of Canadian$ Note, the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent, the form of Canadian Security
                Agreement between Pierce Leahy Command Company and the Canadian
                Administrative Agent and the form of Pledge and Intercreditor
                Agreement among certain of the Company's affiliates, the US
                Administrative Agent and the Canadian Administrative Agent
                (incorporated by reference to Exhibit 10.4 to the Company's
                Registration Statement on Form S-4, File No. 333-9963)

    10.4 Indenture, dated as of July 15, 1996, among the Company, as issuer, and United States Trust Company of New York, as trustee
                (incorporated by reference to Exhibit 4.4 to the Company's
                Registration Statement on Form S-4, File No. 333-9963)

    10.5        Share Purchase Agreement dated September 30, 1995 between the
                Company and Moore Corporation Limited (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
                S-4, File No. 333-9963)

    10.6 Stock Purchase Agreement dated April 17, 1996 among the Company and Security Archives, Inc. and Patrick G. Clayton, Carol A.
                Clayton and Byron Wood Clayton (incorporated by reference to
                Exhibit 10.6 to the Company's Registration Statement on
                Form S-4, File No. 333-9963)

    10.7** Stock Purchase Agreement dated as of February 27, 1997 between the Company, Records Management Services, Inc. and certain shareholders of Records Management Services, Inc.

    21**        Subsidiaries of the Registrant

    27**        Financial Data Schedule

------------------------

* Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
** Filed herewith.


    (b) Reports on Form 8-K.

        Current Report on Form 8-K dated October 30, 1996.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            PIERCE LEAHY CORP.


                                            By: /s/ J. Peter Pierce
                                               --------------------------------
                                                 J. Peter Pierce, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated:


Signature                     Title                             Date
---------                     -----                             ----

/s/ Leo W. Pierce, Sr.        Chairman of the Board of          March 10, 1997
-------------------------     Directors
Leo W. Pierce, Sr.


/s/ J. Peter Pierce           President, Chief Executive        March 10, 1997
-------------------------     Officer and Director
J. Peter Pierce               (Principal Executive Officer)


/s/ Douglas B. Huntley        Vice President, Chief Financial   March 10, 1997
-------------------------     Officer and Director
Douglas B. Huntley            (Principal Financial and
                              Accounting Officer)

/s/ Leo W. Pierce, Jr.        Director                          March 10, 1997
-------------------------
Leo W. Pierce, Jr.


/s/ Michael J. Pierce         Director                          March 10, 1997
-------------------------
Michael J. Pierce


/s/ Alan B. Campell           Director                          March 10, 1997
-------------------------
Alan B. Campell


/s/ Delbert S. Conner         Director                          March 10, 1997
-------------------------
Delbert S. Conner

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Pierce Leahy Corp.:

We have audited in accordance with generally accepted auditing standards , the consolidated financial statements for Pierce Leahy Corp. and have issued our report thereon dated February 28, 1997, which is included in this Form 10-K. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                           ARTHUR ANDERSEN LLP

Philadelphia, Pa.,
    February 28, 1997

                               PIERCE LEAHY CORP.

                        VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)


                                              Balance,      Charges                    Balance,
                                           Beginning of       to        Deductions      End of
                                              Period        Expense    from Reserve     Period
                                           ------------     -------    ------------     ------
December 31, 1996:
    Reserve for doubtful accounts             $487           $467         $159           $795

December 31, 1995:
    Reserve for doubtful accounts             $554           $418         $485           $487

December 31, 1994:
    Reserve for doubtful accounts             $513           $180         $139           $554

                                 EXHIBIT INDEX
                                 -------------

     Exhibit
     Number             Description of Exhibits.
     ------             -----------------------
      3.1      Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement
               on Form S-4, File No. 333-9963)

      3.2 Amended and Restated By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-4, File No. 333-9963)

     10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration
               Statement on Form S-4, File No. 333-9963)

     10.2 Amended and Restated Buy/Sell Agreement dated as of July 17, 1996 by and among the Company and certain of its shareholders
               (incorporated by reference to Exhibit 10.2 to the Company's
               Registration Statement on Form S-4, File No. 333-9963)

     10.3      Credit Agreement, dated as of August 13, 1996, among the Company,
               Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian Imperial Bank of
               Commerce, New York Agency, as U.S. administrative agent, together with certain collateral documents attached thereto, including the form of US$ Note, the form of Canadian$ Note, the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent, the form of Canadian
               Security Agreement between Pierce Leahy Command Company and the
               Canadian Administrative Agent and the form of Pledge and Intercreditor Agreement among certain of the Company's affiliates, the US Administrative Agent and the Canadian
               Administrative Agent (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-4, File No.
               333-9963)

     10.4 Indenture, dated as of July 15, 1996, among the Company, as issuer, and United States Trust Company of New York, as trustee
               (incorporated by reference to Exhibit 4.4 to the Company's
               Registration Statement on Form S-4, File No. 333-9963)

     10.5      Share Purchase Agreement dated September 30, 1995 between the
               Company and Moore Corporation Limited (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form
               S-4, File No. 333-9963)



     Exhibit
     Number           Description of Exhibits.
     ------           -----------------------
     10.6      Stock Purchase Agreement dated April 17, 1996 among the Company and Security Archives, Inc. and Patrick G. Clayton, Carol A.
               Clayton and Byron Wood Clayton (incorporated by reference to
               Exhibit 10.6 to the Company's Registration Statement on Form S-4,
               File No. 333-9963)

     10.7** Stock Purchase Agreement dated as of February 27, 1997 between the Company, Records Management Services, Inc. and certain shareholders of Records Management Services, Inc.

     21**      Subsidiaries of the Registrant

     27**      Financial Data Schedule
____________________

* Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.
** Filed herewith.