Form 10-Q
period 1997-03-31
PIERCE LEAHY CORP
filed 1997-05-15
CIK 1020569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
[X]    Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Quarterly Period Ended March 31, 1997

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

Yes  X                 No
    ---                  ---

As of May 9, 1997, there were 900 shares of the Registrant's Class A Common Stock, par value $0.01 per share, and 9,000 shares of the Registrant's Non-voting Class B Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                      INDEX


                                                                               Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

         Consolidated Balance Sheets at December 31, 1996                        3
         and March 31, 1997 (Unaudited)

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1996 and 1997 (Unaudited)                        4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1996 and 1997 (Unaudited)                        5

         Notes to Consolidated Financial Statements (Unaudited)                 6-7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                             8-10

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                       11

         Signatures                                                             11

         Exhibit 27 - Financial Data Schedule                                   12

                               PIERCE LEAHY CORP.
                           CONSOLIDATED BALANCE SHEETS
                            (unaudited, in thousands)


                                                         December 31,                  March 31,
        ASSETS                                              1996                         1997
        -------                                        ----------------            ----------------
CURRENT ASSETS:
   Cash                                                $         1,254              $        1,064
   Accounts receivable (less allowance for doubtful
     accounts of $795 and $982)                                 17,828                      21,473
   Inventories                                                     611                         687
   Prepaid expenses and other                                      688                       1,171
                                                       ----------------            ----------------

            Total current assets                                20,381                      24,395
                                                       ----------------            ----------------

PROPERTY AND EQUIPMENT:                                        158,154                     171,234
  Less: Accumulated depreciation and amortization              (45,020)                    (46,814)
                                                       ----------------            ----------------

           Net property and equipment                          113,134                     124,420
                                                       ----------------            ----------------

OTHER ASSETS:
   Intangible assets, net                                       97,544                     113,873
   Other                                                         3,761                       3,774
                                                       ----------------            ----------------

            Total other assets                                 101,305                     117,647
                                                       ----------------            ----------------

                                                        $      234,820              $      266,462
                                                       ================            ================

           LIABILITIES AND SHAREHOLDERS' DEFICIT
           -------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                    $        7,310              $          205
   Current portion of noncompete obligations                       466                         387
   Accounts payable                                              6,757                       3,558
   Accrued expenses                                             20,563                      16,586
   Deferred revenue                                              9,218                      10,437
                                                       ----------------            ----------------

            Total current liabilities                           44,314                      31,173

LONG-TERM DEBT                                                 209,330                     253,868
NONCOMPETE OBLIGATIONS                                             317                         302
DEFERRED RENT                                                    2,841                       3,070
DEFERRED INCOME TAXES                                            3,456                       3,443
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS' DEFICIT                                          (25,438)                    (25,394)
                                                       ----------------            ----------------

                                                        $      234,820              $      266,462
                                                       ================            ================


   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            (unaudited, in thousands)

                                                                    Three Months Ended March 31,
                                                                -------------------------------------
                                                                       1996               1997
                                                                -----------------  ------------------
REVENUES:
   Storage                                                        $       16,969      $        23,322
   Service and storage material sales                                     12,730               16,910
                                                                -----------------  ------------------

            Total revenues                                                29,699               40,232
                                                                -----------------  ------------------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                 17,406               22,298
   Selling, general and administrative                                     4,856                6,762
   Depreciation and amortization                                           2,572                4,214
   Consulting payments to related parties                                    125                    -
   Foreign currency translation                                                -                  182
                                                                -----------------  ------------------

            Total operating expenses                                      24,959               33,456
                                                                ----------------   ------------------

            Operating income                                               4,740                6,776

INTEREST EXPENSE                                                           2,846                6,712
                                                                ----------------   ------------------


NET INCOME                                                                 1,894                   64

ACCRETION OF REDEEMABLE WARRANTS                                           1,561                    -
                                                                ----------------   ------------------

NET INCOME APPLICABLE TO
     COMMON SHAREHOLDERS                                          $          333      $            64
                                                                ================   ==================


   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (unaudited, in thousands)

                                                                                 Three Months Ended March 31,
                                                                                ------------------------------
                                                                                     1996             1997
                                                                                -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income                                                                     $      1,894     $         64
 Adjustments to reconcile net income to net cash
  provided by  (used in) operations:
    Depreciation and amortization                                                      2,421            4,214
    Gain on sale of property and equipment                                               --                 3
    Amortization of deferred financing costs                                             111              233
    Change in deferred rent                                                               43              229
    Foreign currency adjustment                                                           79             (110)
    Changes in assets and liabilities, net of the effects from the purchase of businesses:
         (Increase) decrease in -
            Accounts receivable                                                       (1,402)          (2,968)
            Inventories                                                                  107              (75)
            Prepaid expenses and other                                                  (580)            (450)
            Other assets                                                                 162               (9)
         Increase (decrease) in -
            Accounts payable                                                              39           (3,754)
            Accrued expenses                                                            (628)          (4,038)
            Deferred revenue                                                             244            1,125
            Deferred income taxes                                                        --               (13)
                                                                                -------------    -------------
                         Net cash provided by (used in) operating activities           2,490           (5,549)
                                                                                -------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for business acquired, net of cash acquired                                 (2,865)         (18,463)
 Capital expenditures                                                                 (3,553)         (10,794)
 Client acquisition costs                                                             (1,108)          (1,788)
 Increase in intangible assets                                                          (763)            (706)
 Payments on noncompete agreements                                                       (50)            (155)
                                                                                -------------    -------------
                         Net cash used in investing activities                        (8,339)         (31,906)
                                                                                -------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving line of credit                                            4,236           44,628
 Proceeds from issuance of long-term debt                                              1,700              --
 Payments on long-term debt and capital lease obligations                               (335)          (7,213)
 Payment of debt financing costs                                                         --              (150)
                                                                                -------------    -------------
                         Net cash provided by financing activities                     5,601           37,265
                                                                                -------------    -------------

NET DECREASE IN CASH                                                                    (248)            (190)

CASH, BEGINNING PERIOD                                                                   722            1,254
                                                                                -------------    -------------

CASH, END OF PERIOD                                                             $        474     $      1,064
                                                                                =============    =============

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (unaudited, in thousands)


(1)   GENERAL:

      The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

      The consolidated balance sheet as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.


(2)   ACQUISITIONS:

      During 1996, the Company purchased twelve records management businesses. During the three months ended March 31, 1997, the Company purchased four additional records management businesses. An additional two records management businesses were acquired subsequent to March 31, 1997, including Records Management Systems, Inc. Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from the respective acquisition dates. The purchase price for the 1997 acquisitions made through March 31, 1997 exceeded the underlying fair value of the net assets acquired by $15,949, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. Funds used to make the various acquisitions were provided through the Company's Credit Facility.



(3)         LONG-TERM DEBT:

                                                       December 31,             March 31,
                                                           1996                     1997
                                                      -----------------   -------------------
          Revolving credit facility                        $     5,327        $       49,900
          Senior subordinated notes                            200,000               200,000
          Mortgages                                              3,679                 3,607
          Seller notes                                           7,600                   500
          Other                                                     34                    66
                                                      -----------------   -------------------
                      Total long-term debt                     216,640               254,073

                      Less: Current portion                    (7,310)                 (205)
                                                      -----------------   -------------------


                                                          $    209,330      $        253,868
                                                      =================   ===================


(4)   SUBSEQUENT EVENTS:

      Subsequent to March 31, 1997, the Company acquired Records Management Systems, Inc. and one other records management business for an aggregate purchase price of $63,073. These transactions will be accounted for under the purchase method of accounting.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three month periods ended March 31, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three month period ended March 31, 1997, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1997

Total revenues increased from $29.7 million for the first quarter of 1996 to $40.2 million for the first quarter of 1997, an increase of $10.5 million, or 35.5%. Sixteen acquisitions completed from March 1996 to January 1997 accounted for $7.2 million, or 68.6%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $17.0 million for the first quarter of 1996 to $23.3 million for the first quarter of 1997, an increase of $6.3 million, or 37.4%. Service and storage material sales revenues increased from $12.7 million for the first quarter of 1996 to $16.9 million for the first quarter of 1997, an increase of $4.2 million, or 32.8%.

Cost of sales (excluding depreciation and amortization) increased from $17.4 million in the three months ended March 31, 1996 to $22.3 million in the three months ended March 31, 1997, an increase of $4.9 million, or 28.1%, but decreased as a percentage of total revenues from 58.6% in 1996 to 55.4% in 1997. The $4.9 million increase in cost of sales resulted primarily from an increase in cubic feet stored from internal growth and acquisitions. The decrease in cost of sales as a percentage of total revenues was due primarily to the realization of operating efficiencies.

Selling, general and administrative expenses increased from $4.9 million for the first quarter of 1996 to $6.8 million for the first quarter of 1997, an increase of $1.9 million, or 39.3%, and increased as a percentage of revenues from 16.4% for the first quarter of 1996 to 16.8% for the first quarter of 1997. The dollar increase was primarily attributable to increases in administrative staffing, including increases due to acquisitions. The increase as a percentage of total revenues was due primarily to increased marketing expenses related to the recent expansion of the sales and marketing force and employee training.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)


Depreciation and amortization expense increased from $2.6 million for the first quarter of 1996 to $4.2 million for the first quarter of 1997, an increase of $1.6 million, or 63.8%, and increased as a percentage of revenues from 8.7% for the first quarter of 1996 to 10.5% for the first quarter of 1997. The increase was primarily attributable to the additional depreciation and amortization expense related to the sixteen acquisitions completed from March 1996 to January 1997 and, in addition, capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

Interest expense increased from $2.8 million for the first quarter of 1996 to $6.7 million for the first quarter of 1997, an increase of $3.9 million, or 135.8%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the Company's 11 1/8% Senior Subordinated Notes compared to the bank debt repaid upon the issuance of such Notes.

As a result of the foregoing factors, the Company had net income of $1.9 million (6.4% of revenues) for the first quarter of 1996 compared to net income of $0.1 million (.2% of revenues) for the first quarter of 1997.

Earnings before interest, taxes, depreciation and amortization, consulting payments to related parties, and foreign currency translation ("EBITDA") increased from $7.4 million for the first quarter of 1996 to $11.2 million for the first quarter of 1997, an increase of $3.7 million, or 50.2%. As a percentage of revenues, EBITDA increased from 25.0% for the first quarter of 1996 to 27.8% for the first quarter of 1997.

Liquidity and Capital Resources

The Company has made significant capital investments, consisting primarily of
(i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities, information systems, and (iii) client acquisition costs. Cash paid for these investments during the first quarter of 1997 was $18.5 million, $10.8 million and $1.8 million, respectively. These investments were primarily funded with borrowings under the Company's Credit Facility.

During the first quarter of 1996, the Company generated $2.5 million in net cash provided by operations as compared to net cash used in operations of $5.5 million for the first quarter of 1997. The increase in net cash used in operations resulted from a decrease in net income of $1.6 million, an $8.1 million increase in working capital, of which $7.2 million was a result of reductions in accrued expenses and accounts payable, offset by an increase of $1.8 million in depreciation and amortization.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)

Net cash provided by financing activities was $5.6 million for the first quarter of 1996, consisting primarily of borrowing of $4.2 million under the Credit Facility and the issuance of additional long-term debt of $1.7 million, offset by the repayment of long-term debt of $.3 million. The net cash provided by financing activities for the first quarter of 1997 was $37.3 million, consisting primarily of $44.6 million borrowings under the Credit Facility and $7.4 million payments on long-term debt and seller notes. As of March 31, 1997, the Company had $1.1 million of available cash and a Credit Facility providing for $110.0 million of U.S. dollar borrowing and $35.0 million of Canadian dollar borrowing. As of March 31, 1997, $49.9 million was outstanding under the Credit Facility and, according to certain covenants, the Company could have borrowed an additional $33.7 million under the Credit Facility. The Company has additional availability under the Credit Facility based upon the proforma EBITDA of acquisitions. Subsequent to March 31, 1997, the Company acquired Records Management Systems, Inc. and one additional record storage company for total consideration of $63.1 million, which was financed through available cash and borrowings under the Credit Facility.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involved known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors, include among others, the following: general economic and business condition; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Continued)



PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

            (a) Exhibits

                 Exhibit 27 - Financial Data Schedule for the three months ended
                              March 31, 1997, submitted to the Securities and Exchange Commission in electronic format

            (b) Reports on Form 8-K   -  None

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     PIERCE LEAHY CORP.





            May 15, 1997             By: /s/ Douglas B. Huntley
            -----------                 -----------------------------
              (date)                 Douglas B. Huntley
                                     Vice President and Chief Financial Officer
                                     (Principal Financial Officer)