Form 10-Q
period 1997-06-30
PIERCE LEAHY CORP
filed 1997-08-14
CIK 1020569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1997

                                       or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934

           For the Transition Period from ____________ to ___________

                        Commission file number 333-9963

                               PIERCE LEAHY CORP.
             (Exact Name of Registrant as Specified in its Charter)

     Pennsylvania                                  23-2588479
     ------------                                  ----------
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

Yes   X                               No
    -----                                ------

As of August 8, 1997, there were 16,149,107 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                     INDEX

                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets at December 31, 1996                       3
     and June 30, 1997

     Consolidated Statements of Operations for the Three
     Months Ended June 30, 1996 and 1997                                    4

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1996 and 1997                                    5

     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1996 and 1997                                    6

     Notes to Consolidated Financial Statements                            7-9


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                  15
     Signatures

     Exhibit 27 - Financial Data Schedule                                  16


                        PIERCE LEAHY CORP.
                    CONSOLIDATED BALANCE SHEETS
                     (unaudited, in thousands)



                                                                     Proforma
                                                                     June 30,
                                          December 31,   June 30,     1997
      ASSETS                                 1996          1997      (Note 4)
      ------                             ------------- ----------- ------------
CURRENT ASSETS:
  Cash                                    $      1,254  $    1,236   $   16,487
  Accounts receivable (less allowance
   for doubtful accounts of $795 and
   $1,321)                                      17,828      24,609       24,609
  Inventories                                      611         878          878
  Prepaid expenses and other                       688         800          800
  Deferred income taxes                              -          15        5,915
                                          ------------  ----------  -----------
     Total current assets                       20,381      27,538       48,689
                                          ------------  ----------  -----------

PROPERTY AND EQUIPMENT:                        158,154     187,228      187,228
 Less: Accumulated depreciation and
  amortization                                 (45,020)    (49,012)     (49,012)
                                          ------------  ----------  -----------

    Net property and equipment                 113,134     138,216      138,216
                                          ------------  ----------  -----------

OTHER ASSETS:
  Intangible assets, net                        97,544     172,923      174,039
  Other                                          3,761       3,480        3,480
                                          ------------  ----------  -----------

     Total other assets                        101,305     176,403      177,519
                                          ------------  ----------  -----------

                                           $   234,820   $ 342,157   $  364,424
                                          ============  ==========  ===========

    LIABILITIES AND SHAREHOLDERS' DEFICIT
    -------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt        $     7,310   $   1,325   $    1,325
  Current portion of noncompete
   obligations                                     466         387          387
  Accounts payable                               6,757       5,073        5,073
  Accrued expenses                              20,563      22,392       22,392
  Deferred revenue                               9,218      10,130       10,130
                                          ------------  ----------  -----------

     Total current liabilities                  44,314      39,307       39,307

LONG-TERM DEBT                                 209,330     321,906      254,158
NONCOMPETE OBLIGATIONS                             317         147          147
DEFERRED RENT                                    2,841       3,359        3,359
DEFERRED INCOME TAXES                            3,456       2,929       11,529
SHAREHOLDERS' DEFICIT                          (25,438)    (25,491)      55,924
                                          ------------  ----------  -----------

                                           $   234,820   $ 342,157   $  364,424
                                          ============  ==========  ===========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, in thousands, except share and per share data)



                                            Three months ended
                                                 June 30,
                                    ----------------------------------
                                         1996                1997
                                    --------------    ----------------
REVENUES:
 Storage                             $     18,516      $       26,691
 Service and storage material sales        13,107              19,517
                                    -------------     ---------------
     Total revenues                        31,623              46,208
                                    -------------     ---------------

OPERATING EXPENSES:
 Cost of sales, excluding
  depreciation and amortization            17,783              25,611
 Selling, general and administrative        5,055               7,409
 Depreciation and amortization              3,040               5,210
 Consulting payments to related
  parties                                    (125)                  -
 Foreign currency translation                   -                 (62)
                                    -------------     ---------------

     Total operating expenses              25,753              38,168
                                    -------------     ---------------

     Operating income                       5,870               8,040

INTEREST EXPENSE                            3,107               8,143
                                    -------------     ---------------

NET INCOME (LOSS)                    $      2,763      $         (103)
                                    =============     ===============



PROFORMA DATA:
 NET LOSS AS REPORTED                                  $         (103)

  PRO FORMA INCOME TAXES (NOTE 5)                                 386
                                                      ---------------

  PRO FORMA NET LOSS                                   $         (489)
                                                      ===============

  PRO FORMA NET LOSS PER SHARE (NOTE 6)                $         (.05)
                                                      ===============

  WEIGHTED AVERAGE SHARES OUTSTANDING                      10,552,278
                                                      ===============


  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited, in thousands, except share and per share data)


                                            Six months ended
                                                June 30,
                                        -----------------------
                                              1996         1997
                                        ----------- -----------
REVENUES:
   Storage                                 $ 35,485  $   50,013
   Service and storage material sales        25,837      36,427
                                        ----------- -----------

            Total revenues                   61,322      86,440
                                        ----------- -----------

OPERATING EXPENSES:
   Cost of sales, excluding
    depreciation and amortization            35,189      47,909
   Selling, general and administrative        9,911      14,171
   Depreciation and amortization              5,612       9,424
   Foreign currency translation                   -         120
                                        ----------- -----------

            Total operating expenses         50,712      71,624
                                        ----------- -----------

            Operating income                 10,610      14,816

INTEREST EXPENSE                              5,953      14,855
                                        ----------- -----------

NET INCOME (LOSS)                             4,657         (39)

ACCRETION OF REDEEMABLE WARRANTS              1,561           -
                                        ----------- -----------

NET INCOME (LOSS) APPLICABLE TO
     COMMON SHAREHOLDERS                   $  3,096 $       (39)
                                        =========== ===========


PROFORMA DATA:
 NET LOSS AS REPORTED                               $       (39)

   PRO FORMA INCOME TAXES (NOTE 5)                          628
                                                    -----------

   PRO FORMA NET LOSS                               $      (667)
                                                    ===========

   PRO FORMA NET LOSS PER SHARE (NOTE 6)            $      (.06)
                                                    ===========

   WEIGHTED AVERAGE SHARES OUTSTANDING               10,552,278
                                                    ===========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                            Six months ended
                                                June 30,
                                        ----------------------
                                              1996        1997
                                        ----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                        $  4,657   $    (39)
 Adjustments to reconcile net income
  (loss) to net cash
  provided by operations:
   Depreciation and amortization             5,612       9,424
   Gain on sale of property and
    equipment                                    -           3
   Amortization of deferred financing
    costs                                      173         414
   Change in deferred rent                      85         409
   Foreign currency adjustment                 (23)       (195)
   Changes in assets and liabilities,
    net of the effects
    from the purchase of businesses:
     (Increase) decrease in -
      Accounts receivable                   (3,663)     (3,394)
      Inventories                              128        (246)
      Prepaid expenses and other              (989)       (145)
      Other assets                             117         524
     Increase (decrease) in -
      Accounts payable                       2,376      (3,433)
      Accrued expenses                      (1,416)        155
      Deferred revenue                        (302)        666
      Deferred income taxes                   (126)       (148)
                                        ----------   ---------
       Net cash provided by operating
        activities                           6,629       3,995
                                        ----------   ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for business acquired, net of
  cash acquired                            (18,546)    (81,680)
 Capital expenditures                       (7,657)    (16,350)
 Client acquisition costs                   (2,253)     (4,066)
 Increase in intangible assets              (3,564)     (3,189)
 Payments on noncompete agreements            (100)       (310)
                                        ----------   ---------
       Net cash used in investing
        activities                         (32,120)   (105,595)
                                        ----------   ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving line of
  credit                                     5,998     112,462
 Proceeds from issuance of long-term
  debt                                      22,925           -
 Payments on long-term debt and capital
  lease obligations                           (669)    (10,732)
 Prepayment penalties and cancellation
  of warrants                               (2,625)          -
 Payment of debt financing costs                 -        (148)
                                        ----------   ---------
       Net cash provided by financing
        activities                          25,629     101,582
                                        ----------   ---------

NET INCREASE (DECREASE) IN CASH                138         (18)

CASH, BEGINNING PERIOD                         722       1,254
                                        ----------   ---------

CASH, END OF PERIOD                       $    860   $   1,236
                                        ==========   =========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
          (unaudited, in thousands, except share and per share data)


(1)  GENERAL:

     The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet as of December 31, 1996 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (File number 333-23121).


(2)  ACQUISITIONS:

     During 1996, the Company purchased twelve records management businesses. During the six months ended June 30, 1997, eight records management businesses were purchased by the Company. Each of these acquisitions was accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. The purchase price for the 1997 acquisitions made through June 30, 1997 exceeded the underlying fair value of the net assets acquired by $72,555, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. Funds used to make the various acquisitions were provided through the Company's credit facility.

(3)  LONG-TERM DEBT:

                                                                        Pro Forma
                                                December 31,  June 30,   June 30,
                                                   1996         1997       1997
                                              -----------    --------    --------
     Revolving credit facility                   $  5,327    $117,748    $      -
     Senior subordinated notes                    200,000     200,000     250,000
     Mortgages                                      3,679       3,601       3,601
     Seller notes                                   7,600       1,823       1,823
     Other                                             34          59          59
                                              -----------    --------    --------
                 Total long-term debt             216,640     323,231     255,483

                 Less: Current portion             (7,310)     (1,325)     (1,325)
                                              -----------    --------    --------


                                                 $209,330    $321,906    $254,158
                                              ===========    ========    ========

(4)  EQUITY AND DEBT OFFERINGS

     On July 7, 1997, Pierce Leahy completed an initial public offering of 5,664,017 shares of its Common stock (the "Equity Offerings"). In addition, concurrent with the Equity Offerings Pierce Leahy sold $120,000 principal amount of 9 1/8% Senior Subordinated Notes due 2007 (the
     "Notes Offering"). The proceeds from these offerings were used primarily to redeem a portion of the previously issued 11 1/8% Senior
     Subordinated Notes (the "1996 Notes") and to repay amounts outstanding under the Company's revolving credit facility, with the remainder to be used for general corporate purposes.

     The pro forma balance sheet as of June 30, 1997 reflects the sale of the 5,664,017 shares of Common stock resulting in estimated net proceeds to the Company of $94,090 (after deducting underwriting discounts and commissions and estimated offering expenses of $7,862) and net proceeds of $115,909 from the Notes Offering (after deducting underwriting discounts and commission and estimated offering expenses of $4,091).

     A substantial portion of the Equity Offerings was used to redeem $70,000 of the 1996 Notes on August 1, 1997 plus a $7,000 (pretax) prepayment penalty incurred in connection with the redemption. In addition, the Company will record a charge of approximately $2,975 relating to the write-off of unamortized deferred financing costs on the retired 1996 Notes. This extraordinary charge of approximately $9,975 (pretax) will be recorded in the third quarter relating to the early extinguishment of debt. A tax benefit of approximately $3,900 relating to these charges will also be recorded in the third quarter. The redemption and extraordinary charge, net of tax, is reflected in the accompanying pro forma balance sheet.

     The proceeds from the Notes Offering were primarily used to repay existing amounts outstanding under the Company's credit facility. This has also been reflected in the accompanying balance sheet.

     The Company previously operated as a Subchapter S corporation and terminated such status in connection with the Equity Offerings. The Company will record a deferred income tax provision of approximately $6,600 in connection with the termination of the Company's status as a Subchapter S corporation related to the tax effect of the differences in the basis of assets and liabilities for financial reporting and income tax purposes. This deferred tax provision will be recorded in the third quarter of 1997. This charge is reflected in the accompanying pro forma balance sheet.

     The pro forma balance sheet does not reflect an unusual charge of approximately $1,752 (pretax) that will be recorded in the third quarter for the write-off of the estimated unamortized compensation expense associated with stock options granted on January 1, 1997, due to the acceleration of vesting upon the completion of the offerings.

(5)  PRO FORMA INCOME TAXES

     Prior to June 30, 1997, Pierce Leahy was a Subchapter S Corporation for federal income tax purposes and, accordingly, income was passed through to the shareholders and taxed at the individual level. The Subchapter S Corporation status was terminated in conjunction with the Equity Offerings. The pro forma income tax provision assumes the Company had been treated as a C corporation for income tax purposes for the three and six month periods ended June 30, 1997.

(6)  PRO FORMA NET LOSS PER SHARE

     Pro forma net loss per share was calculated by dividing pro forma net loss by the weighted average number of shares of common stock outstanding. Pursuant to the requirements of the Securities and Exchange Commission, common stock equivalents issued by the Company during the 12 months immediately preceding the Equity Offerings have been included in the calculation of the shares used in computing pro forma net loss per share as if they were outstanding for the period presented using the treasury stock method. All other common stock equivalents have been excluded from the calculation as the impact is anti-dilutive.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three month periods and the six month periods ended June 30, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the six month period ended June 30, 1997, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (File number 333-23121).

Results of Operations

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1997

Total revenues increased from $31.6 million for the three months ended June 30, 1996 to $46.2 million for the three months ended June 30, 1997, an increase of $14.6 million, or 46.1%. Sixteen acquisitions, including the acquisition of Records Management Services, Inc. ("RMS") on April 2, 1997, were completed from July 1996 to June 1997 which accounted for $10.5 million, or 71.9% of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $18.5 million for the three months ended June 30, 1996 to $26.7 million for the three months ended June 30, 1997, an increase of $8.2 million, or 44.2%. Service and storage material sales revenues increased from $13.1 million for the three months ended June 30, 1996 to $19.5 million for the three months ended June 30, 1997, an increase of $6.4 million, or 48.9%.

Cost of sales (excluding depreciation and amortization) increased from $17.8 million in the three months ended June 30, 1996 to $25.6 million in the three months ended June 30, 1997, an increase of $7.8 million, or 44.0% but decreased as a percentage of total revenues from 56.2% in the 1996 period to 55.4% in the 1997 period. The $7.8 million increase in cost of sales resulted primarily from an increase in cubic feet stored associated with the growth in business. The decrease in cost of sales as a percentage of total revenues was due primarily to operating and storage efficiencies.

Selling, general and administrative expenses increased from $5.1 million for the three months ended June 30, 1996 to $7.4 million for the three months ended June 30, 1997, an increase of $2.4 million, or 46.6%, and remained the same as a percentage of revenues at 16.0% for both periods. The dollar increase was primarily attributable to increases in staffing, including increases due to acquisitions.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Depreciation and amortization expense increased from $3.0 million for the three months ended June 30, 1996 to $5.2 million for the three months ended June 30, 1997, an increase of $2.2 million, or 71.4%, and increased as a percentage of revenues from 9.6% for the three months ended June 30, 1996 to 11.3% for the three months ended June 30, 1997. The increase was primarily attributable to the additional depreciation and amortization expense related to the sixteen acquisitions completed from July 1996 to June 1997 and, in addition, capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

Interest expense increased from $3.1 million for the three months ended June 30, 1996 to $8.1 million for the three months ended June 30, 1997, an increase of $5.0 million, or 162.1%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the Company's 11 1/8% Senior Subordinated Notes issued in July 1996 compared to the bank debt repaid upon the issuance of such Notes.

As a result of the foregoing factors, the Company had net income of $2.8 million (8.7% of revenues) for the three months ended June 30, 1996 compared to a net loss of $.1 million (-.2% of revenues) for the three months ended June 30, 1997.

Earnings before interest, taxes, depreciation and amortization, consulting payments to related parties, and foreign currency translation ("EBITDA") increased from $8.8 million for the three months ended June 30, 1996 to $13.2 million for the three months ended June 30, 1997, an increase of $4.4 million, or 50.1%. As a percentage of revenues, EBITDA increased from 27.8% for the three months ended June 30, 1996 to 28.5% for the three months ended June 30, 1997.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1997

Total revenues increased from $61.3 million for the six months ended June 30, 1996 to $86.4 million for the six months ended June 30, 1997, an increase of $25.1 million, or 40.9%. Sixteen acquisitions, including the acquisition of RMS on April 2, 1997, completed from July 1996 to June 1997 accounted for $15.7 million, or 62.7% of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $35.5 million for the six months ended June 30, 1996 to $50.0 million for the six months ended June 30, 1997, an increase of $14.5 million, or 40.9%. Service and storage material sales revenues increased from $25.8 million for the six months ended June 30, 1996 to $36.4 million for the six months ended June 30, 1997, an increase of $10.6 million, or 41.0%.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Cost of sales (excluding depreciation and amortization) increased from $35.2 million in the six months ended June 30, 1996 to $47.9 million in the six months ended June 30, 1997, an increase of $12.7 million, or 36.1% but decreased as a percentage of total revenues from 57.4% in 1996 to 55.4% in 1997. The $12.7 million increase in cost of sales resulted primarily from an increase in cubic feet associated with the growth in business. The decrease in cost of sales as a percentage of total revenues was due primarily to operating and storage efficiencies.

Selling, general and administrative expenses increased from $9.9 million for the six months ended June 30, 1996 to $14.2 million for the six months ended June 30, 1997, an increase of $4.3 million, or 43.0%, and increased as a percentage of revenues from 16.2% for the six months ended June 30, 1996 to 16.4% for the six months ended June 30, 1997. The dollar increase was primarily attributable to increases in staffing, including increases due to acquisitions. The increase as a percentage of total revenues was due primarily to increased marketing expenses related to the recent expansion of the sales and marketing force and employee training.

Depreciation and amortization expense increased from $5.6 million for the six months ended June 30, 1996 to $9.4 million for the six months ended June 30, 1997, an increase of $3.8 million, or 67.9%, and increased as a percentage of revenues from 9.2% for the six months ended June 30, 1996 to 10.9% for the six months ended June 30, 1997. The increase was primarily attributable to the additional depreciation and amortization expense related to the sixteen acquisitions completed from July 1996 to June 1997 and, in addition, capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

Interest expense increased from $6.0 million for the six months ended June 30, 1996 to $14.9 million for the six months ended June 30, 1997, an increase of $8.9 million, or 149.5%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the Company's 11 1/8% Senior Subordinated
Notes issued in July 1996 compared to the bank debt repaid upon the issuance of such Notes.

As a result of the foregoing factors, the Company had net income of $4.7 million (7.6% of revenues) for the six months ended June 30, 1996 compared to a net loss of $.04 million (.045% of revenues) for the six months ended June 30, 1997.

EBITDA increased from $16.2 million for the six months ended June 30, 1996 to $24.4 million for the six months ended June 30, 1997, an increase of $8.1 million, or 50.2%. As a percentage of revenues, EBITDA increased from 26.5% for the six months ended June 1996 to 28.2% for the six months ended June 30, 1997.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Continued)


Liquidity and Capital Resources

The Company has made significant capital investments, consisting primarily of
(i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (iii) client acquisition costs. Cash paid for these investments during the six months ended June 30, 1997 was $81.7 million, $16.4 million and $4.1 million, respectively. These investments were primarily funded with borrowings under the Company's credit facility.

During the six months ended June 30, 1996, the Company generated $6.6 million in net cash provided by operations as compared to net cash provided by operations of $4.0 million for the six months ended June 30, 1997. The $2.6 million decrease in net cash provided by operations for the six months ended June 30, 1997 compared to the prior year period resulted from a decrease in net income of $4.7 million, a $2.1 million decrease in working capital, of which $4.2 million was a result of reductions in accrued expenses and accounts payable, offset by an increase of $3.8 million in depreciation and amortization.

Net cash provided by financing activities was $25.6 million for the six months ended June 30, 1996, consisting primarily of borrowing of $6.0 million under the Company's credit facility and the issuance of additional long-term debt of $22.9 million, offset by the repayment of long-term debt of $.7 million and $2.6 million of prepayment penalties and cancellation of the warrant related to a previous credit agreement. The net cash provided by financing activities for the six months ended June 30, 1997 was $101.5 million, consisting primarily of $112.5 million borrowings under the credit facility, offset by the repayment of long-term debt of $10.8 million. As of June 30, 1997, the Company had $1.2 million of available cash and a credit facility providing for $110.0 million of U.S. dollar borrowings and $35.0 million of Canadian dollar borrowings. As of June 30, 1997, $117.8 million was outstanding under the credit facility. Subsequent to June 30, 1997, the Company completed an initial public offering of the Common Stock resulting in net proceeds to the Company in approximately $94.1 million and concurrently issued $120.0 principal amount of 9 1/8%
Senior Subordinated Notes due 2007. The net proceeds of the offerings were primarily used to redeem $70.0 million principal amount of the Company's
11 1/8% Senior Subordinated Notes at 110% of their principal amount plus accrued interest and to repay outstanding borrowings under the credit facility. The Company subsequently has entered into an amended credit facility providing for $140.0 million of U.S. dollar borrowings and $35.0 million of Canadian dollar borrowings subject to certain restrictions.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

       (a) Exhibits

            Exhibit 27 - Financial Data Schedule for the six months ended June
                         30, 1997, submitted to the Securities and Exchange Commission in electronic format

       (b) Reports on Form 8-K- The Company filed a Form 8-K on April 16, 1997 reporting the acquisition of Records Management Services, Inc.

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIERCE LEAHY CORP.



     August 14, 1997              By:  /s/ Douglas B. Huntley
     ---------------                  ---------------------------
        (date)                    Douglas B. Huntley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)