Form 10-Q
period 1997-09-30
PIERCE LEAHY CORP
filed 1997-11-14
CIK 1020569

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                For the Quarterly Period Ended September 30, 1997

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

Yes   X          No
    -----           -----

As of November 7, 1997, there were 16,477,728 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                              PIERCE LEAHY CORP.
                                     INDEX

                                                                           Page
PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets at December 31, 1996                   3
         and September 30, 1997

         Consolidated Statements of Operations for the Three
         Months Ended September 30, 1996 and 1997                           4

         Consolidated Statements of Operations for the Nine
         Months Ended September 30, 1996 and 1997                           5

         Consolidated Statements of Cash Flows for the Nine
         Months Ended September 30, 1996 and 1997                           6

         Notes to Consolidated Financial Statements                        7-9


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                        10-14

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         Signatures                                                         15

         Exhibit 27 - Financial Data Schedule                               16

PART I - FINANCIAL INFORMATION
ITEM I - FINANCIAL STATEMENTS

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                                 December 31,           September 30,
                 ASSETS                                              1996                   1997
                 ------                                          ------------           -------------
CURRENT ASSETS:
 Cash and cash equivalents                                       $      1,254           $       1,968
 Accounts receivable (less allowance for doubtful
  accounts of $795 and $2,064)                                         17,828                  27,548
 Inventories                                                              611                   1,250
 Prepaid expenses and other                                               688                     888
 Deferred income taxes                                                    -                        59
                                                                 ------------           -------------
       Total current assets                                            20,381                  31,713
                                                                 ------------           -------------

PROPERTY AND EQUIPMENT:                                               158,154                 200,280
 Less: Accumulated depreciation and amortization                      (45,020)                (51,535)
                                                                 ------------           -------------
       Net property and equipment                                     113,134                 148,745
                                                                 ------------           -------------
OTHER ASSETS:
 Intangible assets and equipment                                       97,544                 181,960
 Other                                                                  3,761                   2,655
                                                                 ------------           -------------
       Total other assets                                             101,305                 184,615
                                                                 ------------           -------------
                                                                 $    234,820           $     365,073
                                                                 ============           =============
  LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
  ---------------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                               $      7,310           $       1,683
 Current portion of noncompete obligations                                466                     220
 Accounts payable                                                       6,757                   5,107
 Accrued expenses                                                      20,563                  19,622
 Deferred revenue                                                       9,218                  10,824
                                                                 ------------           -------------
       Total current liabilities                                       44,314                  37,456

LONG-TERM DEBT                                                        209,330                 260,844
NONCOMPETE OBLIGATIONS                                                    317                     182
DEFERRED RENT                                                           2,841                   3,631
DEFERRED INCOME TAXES                                                   3,456                   6,251
SHAREHOLDERS' EQUITY (DEFICIT)                                        (25,438)                 56,709
                                                                 ------------           -------------
                                                                 $    234,820           $     365,073
                                                                 ============           =============

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
          (unaudited in thousands except share and per share amounts)

                                                                        Three months ended
                                                                           September 30,
                                                                 ---------------------------------
                                                                      1996               1997
                                                                 --------------     --------------
REVENUES:
  Storage                                                        $       19,272     $       27,894
  Service and storage material sales                                     13,236             19,355
                                                                 --------------     --------------
       Total revenues                                                    32,508             47,249
                                                                 --------------     --------------

OPERATING EXPENSES:
  Cost of sales, excluding depreciation and amortization                 17,706             25,943
  Selling, general and administration                                     5,024              7,087
  Depreciation and amortization                                           3,236              5,627
  Non-recurring charge                                                    3,254                -
  Special compensation charge                                               -                1,752
  Foreign currency translation                                              -                   60
                                                                 --------------     --------------
       Total operating expenses                                          29,220             40,469
                                                                 --------------     --------------
       Operating income                                                   3,288              6,780

Interest expenses                                                         5,366              7,352
                                                                 --------------     --------------
Loss before income taxes and extraordinary item                          (2,078)              (572)

Income taxes                                                                -                7,298
                                                                 --------------     --------------
Loss before extraordinary item                                           (2,078)            (7,870)

Extraordinary item-loss on early extinguishment of debt,
  net of $4,014 tax benefit in 1997                                       2,015              6,036
                                                                 --------------     --------------
Net loss                                                         $       (4,093)    $      (13,906)
                                                                 ==============     ==============
Net loss per Common share:

  Loss before extraordinary item                                                    $        (0.49)
  Extraordinary item, net of tax                                                             (0.37)
                                                                                    --------------
  Net loss                                                                          $        (0.86)
                                                                                    ==============

Shares used in computing net loss per Common share                                      16,190,290
                                                                                    ==============

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
         (unaudited, in thousands except share and per share amounts)

                                                                               Nine months ended
                                                                                 September 30,
                                                                           -------------------------
                                                                             1996             1997
                                                                           --------         --------
REVENUES:
  Storage                                                                  $  54,757      $    77,907
  Service and storage material sales                                          39,073           55,782
                                                                           ---------      -----------
     Total revenues                                                           93,830          133,689
                                                                           ---------      -----------
OPERATING EXPENSES:
  Cost of sales, excluding depreciation and amortization                      52,895           73,852
  Selling, general and administrative                                         14,935           21,258
  Depreciation and amortization                                                8,848           15,051
  Non-recurring charge                                                         3,254               --
  Special compensation charge                                                     --            1,752
  Foreign currency translation                                                    --              180
                                                                           ---------      -----------
     Total operating expenses                                                 79,932          112,093
                                                                           ---------      -----------
     Operating income                                                         13,898           21,596

Interest expense                                                              11,319           22,207
                                                                           ---------      -----------
Income (loss) before income taxes and extraordinary item                       2,579             (611)

Income taxes                                                                      --            7,298
                                                                           ---------      -----------
Income (loss) before extraordinary item                                        2,579           (7,909)

Extraordinary item-loss on early extinguishment of debt,
  net of $4,014 tax benefit in 1997                                            2,015            6,036
                                                                           ---------      -----------
Net income (loss)                                                                564          (13,945)

Accretion of redeemable warrants                                               1,561               --
                                                                           ---------      -----------
Net loss applicable to Common Shareholders                                 $    (997)     $   (13,945)
                                                                           =========      ===========

Pro forma data:
  Historical loss before income taxes and extraordinary item                              $      (611)
  Pro forma income taxes                                                                        1,326
  Extraordinary item, net of tax                                                                6,036
                                                                                          -----------
  Pro forma net loss available to Common shareholders                                     $    (7,973)
                                                                                          ===========
Pro forma loss per Common share:

  Pro forma loss before extraordinary item                                                $     (0.16)
  Extraordinary item, net of tax                                                                (0.48)
                                                                                          -----------
  Pro forma net loss                                                                      $     (0.64)
                                                                                          -----------
  Shares used in computing pro forma net loss per Common share                             12,437,556
                                                                                          ===========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)


                                                                                    Nine months ended
                                                                                      September 30,
                                                                          -----------------------------------
                                                                                1996                1997
                                                                          ---------------     ---------------
OPERATING ACTIVITES:
  Net income (loss)                                                       $          564      $      (13,945)
  Adjustments to reconcile net income (loss) to net cash
   provided by operations:
     Extraordinary Item                                                            2,015               6,036
     Special compensation charge                                                      --               1,752
     Depreciation and amortization                                                 8,848              15,051
     Loss on sale of property and equipment                                           --                 (5)
     Amortization of deferred financing costs                                        360                 776
     Change in deferred rent                                                         145                 680
     Foreign currency adjustment                                                      79                 180
     Deferred income taxes                                                          (125)              7,188
     Changes in assets and liabilities, net of the effects
      from the purchase of businesses:
          (Increase) decrease in -
            Accounts receivable                                                   (4,514)             (6,214)
            Inventories                                                               72                (251)
            Prepaid expenses and other                                              (281)               (638)
            Other assets                                                            (787)                979
          Increase (decrease) in -
            Accounts payable                                                         739              (3,424)
            Accrued expenses                                                       4,336              (2,877)
            Deferred revenue                                                          56                 981
                                                                          ---------------     ---------------
                         Net cash provided by operating activities                11,507               6,269
                                                                          ---------------     ---------------
INVESTING ACTIVITIES:
  Payments for businesses acquired, net of cash acquired                         (27,828)            (92,451)
  Capital expenditures                                                           (30,799)            (27,081)
  Client acquisition costs                                                        (4,542)             (6,875)
  Increase in intangible assets                                                  (10,100)             (7,449)
  Payments on noncompete agreements                                                 (183)               (442)
                                                                          ---------------     ---------------
                         Net cash used in investing activities                   (73,452)           (134,298)
                                                                          ---------------     ---------------
FINANCING ACTIVITIES:
  Net borrowings on revolving line of credit                                          --               1,231
  Proceeds from issuance of long-term debt                                       226,701             120,000
  Proceeds from issuance of Common Stock                                              --              93,514
  Payments on long-term debt                                                    (141,216)            (77,136)
  Proceeds from issuance of non-compete                                              400                  --
  Distribution to shareholders                                                      (500)                 --
  Prepayment penalty on early redemption of bonds                                     --              (7,000)
  Prepayment penalties and cancellation of warrants                               (2,625)                 --
  Repurchase of Common Stock                                                      (1,450)                 --
  Payment of debt financing costs                                                     --              (1,866)
                                                                          ---------------     ---------------
                         Net cash provided by financing activities                81,310             128,743
                                                                          ---------------     ---------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                         19,365                 714

CASH AND CASH EQUIVALENTS, BEGINNING PERIOD                                          722               1,254
                                                                          ---------------     ---------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $       20,087      $        1,968
                                                                          ===============     ===============

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
              ITEM 1 - NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (unaudited, in thousands except share and per share data)


(1)      GENERAL:

         The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

         The consolidated balance sheet as of December 31, 1996 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (File number 333-23121).


(2)      ACQUISITIONS:

         During 1996, the Company purchased twelve records management businesses. During the nine months ended September 30, 1997, eleven records management businesses were purchased by the Company. Ten of the eleven acquisitions recorded during the nine months ended September 30, 1997 were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. One acquisition has been accounted for using the pooling of interests method. The Company issued 92,507 shares of Common Stock in connection with this acquisition. The impact of this acquisition on the consolidated financial position and results of operations was not material and, as such, the prior period consolidated financial statements were not restated for this transaction. The results of operations for this acquisition have been included in the consolidated results of the Company from its acquisition date. The purchase price for the ten 1997 acquisitions accounted for by the purchase method exceeded the underlying fair market value of the net assets acquired by $75,961, which amount has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the ten acquisitions, the Company paid an aggregate of approximately $92,451 in cash which was provided primarily from the Company's credit facility and (approximately $6,000) from proceeds from the Company's initial public offering.

(3)      LONG-TERM DEBT:

                                                              December 31,          September 30,
                                                                 1996                   1997
                                                          -------------------     -----------------
         Revolving credit facility                               $      5,327         $       6,517
         1996 Senior subordinated notes                               200,000               130,000
         1997 Senior subordinated notes                                     -               120,000
         Mortgages                                                      3,679                 5,060
         Seller notes                                                   7,600                   925
         Other                                                             34                    25
                                                          -------------------     -----------------
                                                                      216,640               262,527
         Less: Current portion                                         (7,310)               (1,683)
                                                          -------------------     -----------------
                                                                 $    209,330         $     260,844
                                                          ===================     =================



(4)      EQUITY AND DEBT OFFERINGS:

         On July 7, 1997, Pierce Leahy completed an initial public offering of 5,664,017 shares of its Common Stock (the "Equity Offering"). Concurrent with the Equity Offering, the Company also issued $120,000 principal amount of 9 1/8% Senior Subordinated Notes due 2007 (the "Notes Offering").

         A substantial portion of the net proceeds of the Equity Offering was used to redeem $70,000 of the Company's 11 1/8% Senior Subordinated Notes (the "1996 Notes") on August 1, 1997 at their face amount plus a $7,000 (pretax) premium incurred in connection with the redemption. The net proceeds from the Notes Offering were primarily used to repay existing amounts outstanding under the Company's credit facility. The remainder of the net proceeds of the offerings was used for general corporate purposes and acquisitions.

         The Company recorded a charge of $3,050 relating to the write-off of unamortized deferred financing costs on the redeemed 1996 Notes and fees associated with the repayment of the Company's prior credit facility. These items (plus the $7,000 premium paid for the redemption) resulted in an extraordinary charge of $6,036, net of the related tax benefit of $4,014, in the third quarter of 1997.

(5)      SPECIAL COMPENSATION CHARGE:

         In the third quarter of 1997, a special compensation charge of $1,752 was incurred for the write-off of the unamortized compensation expense due to the acceleration of vesting of stock options granted on January 1, 1997.


(6)      INCOME TAX EXPENSE:

         Income taxes of $7,298 for the three and nine month periods ended September 30, 1997 are comprised of two factors: (1) a $6,600 provision in connection with the termination of the Company's status as a Subchapter S corporation; and (2) a $698 provision related to current periods results from July 1, 1997 (date of termination of Subchapter S corporation status) through September 30, 1997.


(7)      PRO FORMA INCOME TAXES:

         Prior to June 30, 1997, Pierce Leahy was a Subchapter S corporation for federal income tax purposes and, accordingly, income and loss were passed through to the shareholders. The Subchapter S corporation status was terminated in conjunction with the Equity Offering on July 1, 1997. The pro forma income tax provision assumes the Company had been treated as a C corporation for income tax purposes for the nine month period ended September 30, 1997.

(8)      SUBSEQUENT EVENTS:

         Subsequent to September 30, 1997, the Company completed three additional acquisitions; Records Management and Protection (New Orleans, LA), Davidson Archives (Kansas City, MO), and Datafilms, Inc. d/b/a Medical Administration Company (Denver, CO). The total consideration for these three acquisitions was approximately $10,050. Two of these transactions will be accounted for under the purchase method of accounting and one will be accounted for under the pooling of interests method of accounting.

               ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three and nine month periods ended September 30, 1996 and 1997 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine month periods ended September 30, 1996 and 1997, included herein, and the consolidated financial statements and footnotes for the year ended December 31, 1996, included in the Company's Annual Report on Form 10-K and the Company's Registration Statement on Form S-1 (File number 333-23121).

Results of Operations

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1997

Total revenues increased from $32.5 million for the three months ended September 30, 1996 to $47.2 million for the three months ended September 30, 1997, an increase of $14.7 million, or 45.3%. Sixteen acquisitions were completed from October 1996 to September 1997 which accounted for $9.5 million, or 64.6%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $19.3 million for the three months ended September 30, 1996 to $27.9 million for the three months ended September 30, 1997, an increase of $8.6 million, or 44.7%. Service and storage material sales revenues increased from $13.2 million for the three months ended September 30, 1996 to $19.4 million for the three months ended September 30, 1997, an increase of $6.1 million, or 46.2%.

Cost of sales (excluding depreciation and amortization) increased from $17.7 million in the three months ended September 30, 1996 to $25.9 million in the three months ended September 30, 1997, an increase of $8.2 million, or 46.5%, and increased slightly as a percentage of total revenues from 54.5% in the 1996 period to 54.9% in the 1997 period. The $8.2 million increase in cost of sales resulted primarily from an increase in cubic feet stored associated with the growth in business. The integration of Records Management Systems, Inc. ("RMS"), acquired in April 1997 and which operates in nine cities, also contributed to the slight increase in cost of sales as a percentage of total revenues.

Selling, general and administrative expenses increased from $5.0 million for the three months ended September 30, 1996 to $7.1 million for the three months ended September 30, 1997, an increase of $2.1 million, or 41.1%, but decreased as a percentage of total revenues from 15.5% in the 1996 period to 15.0% in the 1997 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from operating administratively in a centralized manner and using the Company's proprietary PLUS software system. The Company also began to realize some of the efficiencies from the integration of administrative functions of RMS during the 1997 period.

Depreciation and amortization expense increased from $3.2 million for the three months ended September 30, 1996 to $5.6 million for the three months ended September 30, 1997, an increase of $2.4 million, or 73.9%, and increased as a percentage of revenues from 10.0% for the three months ended September 30, 1996 to 11.9% for the three months ended September 30, 1997. The increase was primarily attributable to the additional depreciation and amortization expense related to the sixteen acquisitions completed from October 1996 to September 1997 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company incurred a non-recurring charge of $3.3 million, or 10.0%, of total revenues in the three months ended September 30, 1996 relating to the purchase of real estate from affiliated parties completed in connection with the sale of the Company's 1996 Notes.

A special compensation charge of $1.8 million was incurred during the three months ended September 30, 1997. This charge related to the write-off of the unamortized compensation expense due to the acceleration of vesting of stock options granted on January 1, 1997.

Interest expense increased from $5.4 million for the three months ended September 30, 1996 to $7.4 million for the three months ended September 30, 1997, an increase of $2.0 million, or 37.0%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures. Interest expense was also affected by the lower interest income earned on $77.0 million held in escrow for approximately one month from the Equity Offering until the redemption of a portion of the 1996 Notes, which bear interest at 11 1/8%, on August 1, 1997.

As a result of the foregoing factors, the Company incurred a loss before income taxes and extraordinary item of $2.1 million (-6.4% of revenues) for the three months ended September 30, 1996 compared to a loss before income taxes and extraordinary item of $0.6 million (-1.2% of revenues) for the three months ended September 30, 1997.

The Company recorded income taxes of $7.3 million (or 15.4% of revenues) for the three months ended September 30, 1997. These taxes were comprised of the tax effect from the termination of the Company's Subchapter S status and the provision for the results of the three months ended September 30, 1997. There were no income taxes in the three months ended September 30, 1996 since the Company operated as a Subchapter S corporation during such period.

The extraordinary items of $2.0 million (or 6.2% of total revenues) for the three months ended September 30, 1996 and $6.0 million (12.8% of total revenues) for the three months ended September 30, 1997 related to losses on early extinguishment of debt. The $6.0 million extraordinary item for the three months ended September 30, 1997 is net of a tax benefit of $4.0 million.

As a result of the foregoing items, the net loss for the three months ended September 30, 1996 and 1997 was $4.1 million (-12.6% of revenues) and $13.9 million (-29.4% of revenues), respectively.

Earnings before interest, taxes, depreciation and amortization, non-recurring charge, special compensation charge, and foreign currency translation ("EBITDA") increased from $9.8 million for the three months ended September 30, 1996 to $14.2 million for the three months ended September 30, 1997, an increase of $4.4 million, or 45.4%. As a percentage of revenues, EBITDA remained the same at 30.1% for the three months ended September 30, 1996 and 1997.

Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1997

Total revenues increased from $93.8 million for the nine months ended September 30, 1996 to $133.7 million for the nine months ended September 30, 1997, an increase of $39.9 million, or 42.5%. Sixteen acquisitions completed from October 1996 to September 30, 1997 accounted for $22.9 million, or 57.4%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers

Storage revenues increased from $54.8 million for the nine months ended September 30, 1996 to $77.9 million for the nine months ended September 30, 1997, an increase of $23.2 million, or 42.3%. Service and storage material sales revenues increased from $39.1 million for the nine months ended September 30, 1996 to $55.8 million for the nine months ended September 30, 1997, an increase of $16.7 million, or 42.8%.

Cost of sales (excluding depreciation and amortization) increased from $52.9 million in the nine months ended September 30, 1996 to $73.9 million in the nine months ended September 30, 1997, an increase of $21.0 million, or 39.6%, but decreased as a percentage of total revenues from 56.4% in 1996 to 55.2% in 1997. The $21.0 million increase in cost of sales resulted primarily from an increase in cubic feet associated with the growth in business. The decrease in cost of sales as a percentage of total revenues was due primarily to operating and storage efficiencies.

Selling, general and administrative expenses increased from $14.9 million for the nine months ended September 30, 1996 to $21.3 million for the nine months ended September 30, 1997, an increase of $6.3 million, or 42.3%, and remained the same as a percentage of revenues at 15.9%. The dollar increase was primarily attributable to increases in staffing, including increases in the Company's sales forces and increases due to acquisitions.

Depreciation and amortization expense increased from $8.8 million for the nine months ended September 30, 1996 to $15.1 million for the nine months ended September 30, 1997, an increase of $6.2 million, or 70.1%, and increased as a percentage of revenues from 9.4% for the nine months ended September 30, 1996 to 11.3% for the nine months ended September 30, 1997. The increase was primarily attributable to the additional depreciation and amortization expense related to the sixteen acquisitions completed from October 1996 to September 1997 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company incurred a non-recurring charge of $3.3 million, or 3.5%, of total revenues in the nine months ended September 30, 1996 related to the purchase of real estate from affiliated parties completed in connection with the sale of the Company's 1996 Notes.

A special compensation charge of $1.8 million was incurred during the nine months ended September 30, 1997. This charge relates to the write-off of the unamortized compensation expense due to the acceleration of vesting of stock options granted on January 1, 1997.

Interest expense increased from $11.3 million for the nine months ended September 30, 1996 to $22.2 million for the nine months ended September 30, 1997, an increase of $10.9 million, or 96.2%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the Company's 9 1/8% Senior Subordinated Notes issued in July 1997 compared to the bank debt repaid upon the issuance of such Notes. Interest expense was also affected by the lower interest income earned on $77.0 million held in escrow for approximately one month from the Equity Offering until the redemption of a portion of the 1996 Notes, which bear interest at 11 1/8%, on August 1, 1997.

As a result of the foregoing factors, the Company had income before income taxes and extraordinary item of $2.6 million (2.7% of revenues) for the nine months ended September 30, 1996 compared to a loss of $0.6 million (-0.5% of revenues) for the nine months ended September 30, 1997.

The Company recorded income taxes of $7.3 million (or 5.5% of revenues) for the nine months ended September 30, 1997. These taxes were comprised of the tax effect from the termination of the Company's Subchapter S status and the provision for the results of operations after the termination of its status as an S Corporation on July 1, 1997. There were no income taxes in the nine months ended September 30, 1996 since the Company operated as a Subchapter S corporation during such period.

The extraordinary items of $2.0 million (or 2.1% of total revenues) for the nine months ended September 30, 1996 and $6.0 (4.5% of total revenues) for the nine months ended September 30, 1997 related to losses on early extinguishment of debt. The $6.0 million extraordinary item for the nine months ended September 30, 1997 is net of a tax benefit of $4.0 million.

As a result of the foregoing items, the Company had net income of $0.6 million and a net loss of $13.9 million for the nine months ended September 30, 1996 and 1997, respectively.

EBITDA increased from $26.0 million for the nine months ended September 30, 1996 to $38.6 million for the nine months ended September 30, 1997, an increase of $12.6 million, or 48.4%. As a percentage of revenues, EBITDA increased from 27.7% for the nine months ended September 30, 1996 to 28.9% for the nine months ended September 30, 1997.

Liquidity and Capital Resources

The Company has made significant investments, consisting primarily of (i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (iii) client acquisition costs. Cash paid for these investments during the nine months ended September 30, 1997 was $92.5 million, $27.1 million and $6.9 million, respectively. These investments were primarily funded with the net proceeds of the Company's equity and debt offerings and the borrowings under the Company's credit facility.

During the nine months ended September 30, 1996, the Company generated $11.5 million in net cash provided by operations as compared to net cash provided by operations of $6.3 million for the nine months ended September 30, 1997. The $5.2 million decrease in net cash provided by operations for the nine months ended September 30, 1997 compared to the prior year period resulted from a decrease in net income of $14.5 million, an $11.1 million decrease in working capital, of which $11.4 million was a result of reductions in accrued expenses and accounts payable, offset by an increase in deferred income taxes of $7.3 million, an increase of $6.2 million in depreciation and amortization, an increase in extraordinary items of $4.0 million, and an increase in special compensation charge of $1.8 million.

The net cash provided by financing activities for the nine months ended September 30, 1997 was $128.7 million, consisting primarily of $120.0 million of gross proceeds from the issuance of the 1997 Notes and $93.5 million net proceeds from the issuance of Common stock, offset by the repayment of long-term debt of $77.1 million and the $7.0 million prepayment premium on the redemption of a portion of the 1996 Notes. As of September 30, 1997, the Company had $2.0 million of available cash and cash equivalents and a credit facility providing for $140.0 million of U.S. dollar borrowings and $35.0 million of Canadian dollar borrowings. As of September 30, 1997, $6.5 million was outstanding under the credit facility.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors that could cause such difference, include among others, the following: general economic and business condition; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

               Exhibit 27 - Financial Data Schedule for the nine months ended
                            September 30, 1997, submitted to the Securities and Exchange Commission in electronic format

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   PIERCE LEAHY CORP.





    November 14, 1997              By:       /s/ Douglas B. Huntley
    -----------------                 ---------------------------------------
       (date)                      Douglas B. Huntley
                                   Vice President and Chief Financial Officer
                                   (Principal Financial Officer)