Form 10-K
period 1997-12-31
PIERCE LEAHY CORP
filed 1998-03-31
CIK 1020569

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                    ________

                                   FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
---
    OF 1934

For the fiscal year ended December 31, 1997

     OR

____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the transition period from _______ to _______

                        Commission file number 333-9963
                               PIERCE LEAHY CORP.
             (Exact name of registrant as specified in its charter)

              PENNSYLVANIA                        23-2588479
     (State or other jurisdiction of            (IRS Employer
     incorporated or organization)            Identification No.)

            631 PARK AVENUE
     KING OF PRUSSIA, PENNSYLVANIA                              19406
  (Address of Principal executive offices)                    (Zip Code)

     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (610) 992-8200

     Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of Each Exchange
     Title of Each Class                              on Which Registered
     -------------------                             ---------------------
     Common Stock, $.01 par value                    New York Stock Exchange
     11 1/8% Senior Subordinated Notes Due 2006      New York Stock Exchange
     9 1/8% Senior Subordinated Notes Due 2007       New York Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act:  NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K        [   ]

As of March 16, 1998, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $178,498,277.

As of March 16, 1998, 16,477,728 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1998 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant's Fiscal year.

================================================================================

                                     PART I


ITEM 1.  BUSINESS.
------   ---------

General

     Pierce Leahy Corp. ("the Company") is the largest hard copy records management company in North America, as measured by its approximately 64 million cubic feet of records under management as of March 1, 1998. The Company operates a total of 188 records management facilities of which 171 are in the United States and 17 are in Canada.

     The Company is a full-service provider of records management and related services, enabling customers to outsource their data and records management functions. The Company offers storage for all major media, including paper (which has typically accounted for over 90% of the Company's storage revenues), computer tapes, optical discs, microfilm, video tapes and X-rays. In addition, the Company provides next day or same day records retrieval and delivery, allowing customers prompt access to all stored material. The Company also offers other data management services, including customer records management programs, imaging services and records management consulting services.

     The Company serves a diversified group of over 30,000 customer accounts in a variety of industries such as financial services, manufacturing, transportation, healthcare and law. The Company's storage and related services are typically provided pursuant to contracts that include recurring monthly storage fees, which continue until such records are permanently removed (for which the Company charges a fee), and additional charges for services such as retrieval on a per unit basis.

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

ACQUISITION HISTORY AND GROWTH STRATEGY

     The Company expects that acquisitions will remain an important part of its growth strategy. During 1997, the Company completed and integrated 17 acquisitions, totaling approximately 10.3 million cubic feet of records at the time of acquisition. Since January 1, 1998, the Company has completed five acquisitions, totaling approximately 3.9 million cubic feet of records at the time of acquisition. In addition, the Company has signed a definitive agreement to purchase Archivex Inc., a regional records management company in Canada, for Cdn. $90.0 million, which it intends to finance through borrowings under its credit facility or issuance of additional debt securities. The acquisition is subject to customary conditions and is expected to close in April 1998.

The following table summarizes certain information for each acquisition since January 1, 1997:

                                                                EXISTING/               DATE OF
ACQUISITION                                     LOCATION        NEW LOCATION            ACQUISITION
-------------------------                       ----------      --------------          --------------
Security Archives & Storage Company             Wilmington      Existing                January 1997
The Records Center                              Tampa           Existing                January 1997
Data Archives                                   Trenton         Existing                January 1997
Professional Records Storage & Delivery         West Palm       Existing                January 1997
Advanced File Storage Systems                   Jacksonville    Existing                April 1997
RMS                                             Various         Existing/New            April 1997
Austin FileRoom                                 Austin          Existing                May 1997
Corporate Storage                               Chicago         Existing                June 1997
Smithfield Archives                             El Paso         New                     July 1997
FilExpress                                      Pittsburgh      New                     September 1997
National Records Management                     Louisville      New                     September 1997
Records Management & Projection                 New Orleans     New                     October 1997
Davidson Archives                               Kansas City     Existing                October 1997
Datafilms, Inc.                                 Denver          Existing                October 1997
dataLOK Partners                                San Fernando    Existing                November 1997
Binyon O'Keefe                                  Ft. Worth       Existing                December 1997
Records Depository                              Buffalo         New                     December 1997
Records Archives Corp.                          Houston         Existing                January 1998
Automated Records Centre                        Toronto         Existing                January 1998
DataStor                                        St. Louis       Existing                January 1998
Offsite Records Management                      Dallas          Existing                February 1998
Deliverex of Denver                             Denver          Existing                March 1998


DESCRIPTION OF SERVICES

  The Company's records management services are focused on storage, retrieval and data management of hard copy documents.

Storage

  Storage revenues were 59% of total revenues during 1997. Nearly all of the Company's storage fees are derived from hard copy storage. During 1997, the Company generated 94% of its storage revenues from hard copy storage and 6% from vault storage for special items such as computer tapes, X-rays, films or other valuable items. Storage charges typically are billed monthly on a per cubic foot basis.

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

  The Company offers secure, climate-controlled facilities for the storage of non-paper forms of media such as computer tapes, optical discs, microfilm, video tapes and X-rays. These types of media often require special facilities due to the nature of the records. The Company's storage fees for non-paper media, are higher than for typical paper storage. The Company also provides ancillary services for non-paper records in the same manner as it provides for its hard copy storage operations.

Service and Storage Material Sales

  The Company's principal services include adding records to storage, temporary removal of records from storage to support a customer's need to review the files, replacing temporarily removed records and permanent withdrawals from storage or destruction of records. Pick-up and delivery of customer records can be tailored to a customer's specific needs and range from standard service (typically requests received by 10:30 a.m. are delivered or picked up that afternoon and requests received by 3:30 p.m. are delivered or picked up the next day) to emergency service (typically within three hours or less). Pick-up and delivery operations are supported by the Company's fleet of over 500 owned or leased vehicles. The Company charges for pick-up and delivery services on a per-unit basis depending on the immediacy of delivery requested.

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

  As a complement to its centralized customer service departments, the Company provides client service representatives to work with existing customers at the local level. In addition to maintaining personal contacts with customers, the local client service representatives help meet the Company's customers' changing records management needs through advice in efficient record keeping procedures, and, when appropriate, by offering the sale of additional services.

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

SALES AND MARKETING

  During the past five years, the Company has invested significant effort in developing its sales and marketing department, which is currently comprised of approximately 110 employees in the United States and Canada. Sales representatives are trained to sell a "total systems approach," in which a customer's records management requirements are surveyed and evaluated in order to determine the file management system which best meets the customer's needs and offer recommendations on how to implement such a system.

  The Company's sales and marketing department is divided into five regions:
Northeast; South; Midwest; West; and Canada. The Company's Vice President, Sales and Marketing directs five regional sales managers. In addition, the Company's sales force is divided between sales representatives who focus on large accounts which are frequently multi-location and a recently expanded group of sales representatives who focus on smaller, single-location customers. The sales force is primarily compensated on a commission basis with incentives tied to the Company's sales goals. The Company also uses telemarketing, direct response and print advertising to assist in its marketing programs.

CUSTOMERS

  The Company serves a diversified group of over 30,000 customer accounts in a variety of industries, including financial services, manufacturing, transportation, healthcare and law. The Company tracks customer accounts, which are based on invoices. Accordingly, depending on how invoices have been arranged at the request of a customer, one customer may have multiple customer accounts. None of the Company's customers accounted for more than 3% of the Company's total revenues during 1997. The Company services all types of customers from small to medium size companies (such as professional groups and law firms that often have one location) to Fortune 500 companies that have operations in multiple locations.

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

  The substantial majority of the Company's revenues are derived from the storage of paper records and from related services. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-ROM and optical disc. Management believes that conversion of paper documents into these smaller storage media is currently not cost effective for inactive records, primarily due to the high labor cost of preparing the documents for imaging, indexing the images for subsequent retrieval, and ensuring that all the documents were imaged legibly.

EMPLOYEES

  As of December 31, 1997, the Company had 2,295 employees, including 260 employees in Canada. None of the Company's employees are covered by a collective bargaining agreement. Management considers its employee relations to be good.

INSURANCE

  The Company carries comprehensive property insurance covering replacement costs of real and personal property. Subject to certain limitations and deductibles, such policies also cover extraordinary expenses associated with business interruption and damage or loss from fire, flood or earthquakes (in certain geographic areas), and losses at the Company's facilities up to approximately $400 million.

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

  At certain of the properties owned or leased by the Company, petroleum products or other hazardous materials are or were stored in underground storage tanks ("USTs"). Some formerly used USTs have been removed; others were abandoned in place. The Company believes all of the USTs are registered, where required under applicable law. The Company also is aware of the presence in some of its facilities of asbestos-containing materials, but believes that no action is presently required to be taken as a result of such material.

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

ITEM 2. PROPERTIES.
------- -----------

  As of March 1, 1998, the Company operated a total of 188 records management facilities of which 171 are in the United States and 17 are in Canada. Of the
13.6 million square feet of floor space (representing over 95.8 million cubic feet of storage capacity) in the Company's records facilities, approximately 35.6% and 64.4% (37.9% and 62.1% on a cubic footage basis) are in owned and leased facilities, respectively. The Company's facilities are located as follows:

                                                           Records
                                                           Management  Cubic Feet
Region                                                     Facilities  of Capacity
---------------------------------------------------------  ----------  ------------
United States
  Southern Region........................................  26          10.7 million
  (includes Alabama, Florida,
  Georgia, Kentucky, Louisiana,
  North Carolina, and Tennessee)

  Northern Region........................................  52          43.0 million
  (includes Connecticut, Delaware,
  Maryland, Massachusetts, New Jersey
  New York, Ohio, Pennsylvania and
  Virginia)

  Midwest Region.........................................  69          24.5 million
  (includes Colorado, Illinois
  Indiana, Michigan, Missouri,
  New Mexico, Oklahoma and Texas)

  Western Region.........................................  24           8.4 million
                                                           ---          ------------
  (includes Arizona, California,
  Nevada, Utah and Washington)

  Total U.S..................................              171         86.6 million

Canada.................................................    17           9.2 million
                                                           ---         -------------
  (includes Calgary, Montreal, Ottawa,
  Toronto and Vancouver)

  Total..................................................  188         95.8 million
                                                           ===         =============

Item 3. LEGAL PROCEEDINGS.
------- ------------------

  The Company is involved in litigation from time to time in the ordinary course of its business. In the opinion of management, no material legal proceedings are pending to which the Company, or any of its property, is subject.



ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

  Not Applicable

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- -------------------------------------

  The following is a list of the Company's executive officers, their ages and their positions. Each executive officer serves at the pleasure of the Company's Board of Directors.

                                                                        Other Position held
Name                                  Age           Position            in the last five years
------------------------------------  ---  ---------------------------  -----------------------
J. Peter Pierce ..................     52   President, Chief Executive   Chief Operating
                                            Officer and Director         Officer
                                            (1995 - Present)             (1984-1995)

Douglas B. Huntley ............        37   Vice President, Chief        Assistant to the
                                            Financial Officer            President
                                            and Director                 (1993)
                                            (1994 - Present)

Joseph A. Nezi  ..................     51   Vice President Sales and
                                            Marketing
                                            (1991 - Present)

David Marsh .....................      49   Vice President, Chief        Assistant to the
                                            Information Officer          President (1994),
                                            (1995 - Present)             Manager  Mass.
                                                                         Institute of Tech.
                                                                         (1986-1994)

Ross Engelman ..................       34   Vice President, Operations   Vice President
                                            South                        Information Services
                                            (1994 - Present)             Services  (1993-1994)

J. Michael Gold  ................      38   Vice President, Operations
                                            Northeast
                                            (1993 - Present)

Christopher J. Williams......          39   Vice President, Operations
                                            West
                                            (1993 - Present)

Joseph P. Linaugh  ............        48   Vice President, Treasurer    Vice President, Chief
                                            (1994 - Present)             Financial Officer and
                                                                         Director
                                                                         (1990-1993)


                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
MATTERS.
-------

MARKET INFORMATION

     The Company's Common Stock began trading publicly on the New York Stock Exchange ("NYSE") under the symbol "PLH" on July 1, 1997. Prior to that date there was no market for the Company's Common Stock. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Common Stock as reported on the New York Stock Exchange, Inc. Composite Transaction Tape.


QUARTER ENDED                               HIGH      LOW
----------------------------------------  --------  --------
September 30, 1997                        $29 5/16  $23 9/16
December 31, 1997                         $31 1/16  $15 7/16


HOLDERS OF RECORD

     Based on requests for proxy materials, the Company believes there are approximately 1,700 holders of the Company's Common Stock.

DIVIDENDS

     Since the Company's initial public offering of Common Stock in July 1997, the Company has not paid any cash dividends on its Common Stock and does not anticipate paying any cash dividends on its Common Stock in the foreseeable future. The Company intends to retain any future earnings for use in its business. Additionally, the Company's ability to pay cash dividends is limited by the terms of its senior subordinated notes and its credit facility.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                     Year  Ended December 31,
                                                                                     (dollars in thousands)
                                                                1997           1996           1995           1994           1993
                                                          ---------------------------------------------------------   ------------
Statement of Operations Data:
Revenues
   Storage                                                $    107,879   $     75,900   $     55,501   $     47,123   $     42,122
   Service and storage material sales                           75,638         53,848         39,895         35,513         31,266
                                                          ------------   ------------   ------------   ------------   ------------
       Total Revenues                                          183,517        129,748         95,396         82,636         73,388

Cost of sales, excluding depreciation
   and amortization                                            101,940         73,870         55,616         49,402         45,391
Selling, general, & administrative                              30,070         20,007         16,148         15,882         11,977
Depreciation & amortization                                     21,528         12,869          8,163          8,436          6,888
Special compensation charge                                      1,752             --             --             --             --
Foreign currency exchange                                          702             --             --             --             --
Consulting payments to related parties                              --             --            500            500             --
Non-recurring charge                                                --          3,254             --             --             --
                                                          ------------   ------------   ------------   ------------   ------------
   Operating income                                             27,525         19,748         14,969          8,416          9,132
Interest expense                                                29,262         17,225          9,622          7,216          6,160
                                                          ------------   ------------   ------------   ------------   ------------

   Income (loss) before income taxes and extraordinary          (1,737)         2,523          5,347          1,200          2,972

Income taxes                                                     7,424             --             --             --             --
 Extraordinary Charge                                            6,036          2,015          3,279          5,991          9,174
                                                          ------------   ------------   ------------   ------------   ------------

Net Income (loss)                                              (15,197)           508          2,068         (4,791)        (6,202)
Accretion (cancellation) of redeemable warrants                     --          1,561            889             16           (746)
                                                          ------------   ------------   ------------   ------------   ------------
Net Income (loss) applicable to Common Shareholders       $    (15,197)  $     (1,053)  $      1,179   $     (4,807)  $     (5,456)
                                                          ============   ============   ============   ============   ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE
   Income (loss) before extraordinary charge              $      (0.69)  $       0.09   $       0.41   $       0.18   $       0.34
   Extraordinary charge                                          (0.45)         (0.19)         (0.30)         (0.56)         (0.85)
                                                          ------------   ------------   ------------   ------------   ------------
   Basic and diluted income (loss) per Common share       $      (1.14)  $      (0.10)  $       0.11   $      (0.38)  $      (0.51)
                                                          ------------   ------------   ------------   ------------   ------------
   Shares used in computing net income (loss)
   per Common share                                         13,385,243     10,546,871     10,591,090     10,591,090     10,591,090
   Shares used in computing diluted net income (loss)
   per Common share                                         13,385,243     10,630,922     10,890,188     10,888,441     10,782,025
                                                          ------------   ------------   ------------   ------------   ------------
Pro forma Data (unaudited):

Pro forma net loss applicable to Common Shareholders      $     (9,225)
                                                          ============
Pro forma basic and diluted net loss per Common share:

   Loss before extraordinary charge                       $      (0.24)
   Extraordinary charge                                          (0.45)
                                                          ------------
   Pro forma basic and diluted net loss per Common share  $      (0.69)
                                                          ============
  Shares used in computing pro forma basic and diluted
   net loss per Common share                                13,385,243
                                                          ============
Other Data:
EBITDA(a)                                                 $     51,507   $     35,871   $     23,632   $     17,352   $     16,020
EBITDA margin                                                     28.1%          27.6%          24.8%          21.0%          21.8%

Balance Sheet Data:
Working capital deficit                                   $    (12,906)  $    (23,933)  $     (8,139)  $     (5,202)  $     (9,143)
Total assets                                                   394,713        234,820        131,328         79,746         74,621
Total debt (including redeemable warrants)                     279,197        217,423        120,071         77,683         69,736
Shareholders' equity (deficit)                                  59,323        (25,438)       (18,201)       (19,341)       (14,508)


(a) Earnings before interest, taxes, depreciation and amortization, non-recurring charges, special compensation charge, and foreign currency exchange (EBITDA)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------   -----------------------------------------------------------
          AND RESULTS OF OPERATIONS.
          --------------------------

GENERAL

The Company is the largest hard copy records management company in North America, as measured by its 64.0 million cubic feet of records currently under management. The Company's operations date to 1957 when its predecessor company, L.W. Pierce Co., Inc., was founded to provide filing systems and related equipment to companies in the Philadelphia area. The Company expanded primarily through internal growth until 1990, when it acquired Leahy Business Archives, which effectively doubled its size. Since 1992, the Company has pursued an expansion strategy combining growth from new and existing customers with the completion and successful integration of 43 acquisitions through 1997 and the completion of three acquisitions in January 1998, one in February 1998, and one March 1998.

The Company's income (loss) was $(15.2) million, $.5 million and $2.1 million in 1997, 1996, and 1995, respectively. Although the Company's operating income has increased over the three years, net income (loss) has fluctuated as a result of increases in interest expense, income taxes related to the termination of the Company's status as a Subchapter S corporation, and extraordinary charges related to the early extinguishment of debt due to refinancings in 1997, 1996 and 1995.

Another tool for measuring the performance of records management companies is EBITDA. Substantially all of the Company's financing agreements, including its 11.125% Senior Subordinated Notes due 2006 ("1996 Notes") and its 9.125% Senior Subordinated Notes due 2007 ("1997 Notes"; together, the "Notes"), contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity.

The following table illustrates the growth in stored cubic feet from new and existing customers, and acquisitions from 1993 through 1997:

               Net Additions of Cubic Feet of Storage by Category
                            (cubic feet in thousands)

                                                      Year Ended December 31,
                                          ----------------------------------------------

                                           1997      1996      1995      1994      1993
                                           ----      ----      ----      ----      ----
Additions of Cubic Feet:
  New and Existing Customer Accounts(a)    8,170     3,956     2,740     2,695     2,660
  Acquisitions ........................   10,285     6,931     4,623       440       117
                                         -------   -------   -------   -------   -------
  Total ...............................   18,455    10,887     7,363     3,135     2,777
% Increase From:
  New and Existing Customer Accounts(a)       20%       13%       12%       14%       16%
  Acquisitions ........................       26%       24%       21%        2%        1%
                                         -------   -------   -------   -------   -------
  Total ...............................       46%       37%       33%       16%       17%
Cubic Feet Under Management:
  Beginning of Period .................   40,410    29,523    22,160    19,025    16,248
  End of Period .......................   58,865    40,410    29,523    22,160    19,025

     (a)Net of permanent removals. Includes effect of records destruction program of 475 and 372 cubic feet of records in 1996 and 1995, respectively, for a major customer, as recommended by the Company pursuant to a consulting agreement with the Company.


Revenues

The Company's revenues consist of storage revenues (58.8% of total revenues in 1997), and related service and storage material sales revenues (41.2% of total revenues in 1997). The Company provides records storage and related services under annual or multi-year contracts that typically provide for recurring monthly storage fees which continue until such records are permanently removed (for which the Company charges a service fee) and service charges based on activity with respect to such records.

While the Company's total revenues have increased from 1995 to 1997, total revenue per annual average cubic foot during such period has declined. The decline is principally attributable to (i) increases in sales to large volume accounts under long-term contracts with discounted rates, which generate lower revenue per cubic foot, but typically generate increased operating income, (ii) renegotiation of contracts with existing customers to provide for longer term contracts at lower rates, and (iii) competition.

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

The Company's depreciation and amortization charges result primarily from the capital-intensive nature of its business and the completed acquisitions. The principal components of depreciation relate to shelving, facilities and leasehold improvements, equipment for new facilities and computer systems. Amortization primarily relates to the amortization of intangible assets associated with acquisitions, including goodwill, and the amortization of client acquisition costs. The Company has accounted for all of its acquisitions under the purchase method except for two small acquisitions, which were accounted for under the pooling of interests method. Since the purchase price for records management companies is usually substantially in excess of the fair market value of their assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does impact reported net income (loss).

Capital Expenditures and Client Acquisition Costs

The majority of the Company's capital expenditures are related to expansion.
The largest single component is the purchase of shelving, which is directly related to the addition of new records. Shelving has a relatively long life and rarely needs to be replaced. Most of the Company's storage facilities (both in number and square feet) are leased, but the Company will purchase facilities on an opportunistic basis. The Company's data processing capital expenditures are also largely related to growth.

The Company often incurs client acquisition costs, primarily sales commissions and move-in costs. Client acquisition costs are capitalized and amortized over six years, which is the average initial contract term of new customer accounts. In 1997, the Company incurred $10.6 million of client acquisition costs or approximately $2.04 per cubic foot of client records moved in from new clients. Amortization of client acquisition costs amounted to $3.2 million in 1997.

Extraordinary Charge

To provide capital to fund its growth oriented business strategy, the Company has incurred substantial indebtedness. The Company has completed several expansions of its credit facilities, primarily utilizing bank debt, which have resulted in one-time charges, including the repurchase of warrants and the write-off of deferred financing costs, of $6.0 million, $2.0 million and $3.3 million in 1997, 1996 and 1995, respectively.


Year 2000 Compliance

The Company has developed a plan designed to make its systems compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS system databases and programs has been completed and code modifications and testing are scheduled to be completed by December 31, 1998. The present version of the Company's internal financial accounting system is not year 2000 compliant and is scheduled to be upgraded by December 31, 1998. The Company is also working with its other internal information systems and network providers to ensure all systems are year 2000 compliant. The Company estimates that the expenses and capital expenditures associated with achieving year 2000 compliance will not have a material effect on its financial results in 1998 or 1999.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in revenue growth or operating results shown below will continue in the future.

                                                                              Years Ended December 31,
                                                                              ------------------------
                                                                              1997      1996      1995
                                                                              ----      ----      ----
REVENUES:
   Storage                                                                    58.8%     58.5%     58.2%
   Service and storage material sales                                         41.2%     41.5%     41.8%
                                                                            -------   -------   -------
            Total revenues                                                   100.0%    100.0%    100.0%

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                     55.5%     57.0%     58.3%
   Selling, general and administrative                                        16.4%     15.4%     16.9%
   Depreciation and amortization                                              11.7%      9.9%      8.6%
   Special compensation charge                                                 1.0%      0.0%      0.0%
   Foreign currency exchange                                                   0.4%      0.0%      0.0%
   Non-recurring charge                                                        0.0%      2.5%      0.0%
   Consulting payments to related parties                                      0.0%      0.0%      0.5%
                                                                            -------   -------   -------
            Total operating expenses                                          85.0%     84.8%     84.3%

            Operating income                                                  15.0%     15.2%     15.7%

INTEREST EXPENSE                                                              15.9%     13.3%     10.1%
                                                                            -------   -------   -------
   Income (loss) before income taxes and extraordinary item                   -0.9%      1.9%      5.6%

INCOME TAXES                                                                   4.1%      0.0%      0.0%
                                                                            -------   -------   -------
   Income (loss) before extraordinary charge                                  -5.0%      1.9%      5.6%

EXTRAORDINARY ITEM-loss on early extinguishment
   of debt, net of $4,014 tax benefit in 1997 and none in 1996 and 1995        3.3%      1.5%      3.4%
                                                                            -------   -------   -------
NET INCOME (LOSS)                                                             -8.3%      0.4%      2.2%
                                                                            =======   =======   =======
EBITDA                                                                        28.1%     27.6%     24.8%
                                                                            =======   =======   =======

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total revenues increased from $129.7 million in 1996 to $183.5 million in 1997, an increase of $53.8 million or 41.4%. Revenues from acquisitions represented $34.9 million of this increase. Approximately $18.9 million of the total revenue growth resulted from sales to new customers and increases in cubic feet stored from existing customers, a base business revenue growth of approximately 16% year over year.

Storage revenues increased from $75.9 million in 1996 to $107.9 million in 1997, an increase of $32.0 million or 42.1%. Service and storage material sales revenues increased from $53.8 million in 1996 to $75.6 million in 1997, an increase of $21.8 million or 40.5%.

Cost of sales (excluding depreciation and amortization) increased from $73.9 million in 1996 to $101.9 million in 1997, an increase of $28.1 million or 38.0%, but decreased slightly as a percentage of total revenues from 57.0% in 1996 to 55.5% in 1997. The $28.1 million increase was due primarily to increases in wages and benefits resulting from an increased number of employees and to increases in facility occupancy costs resulting from an increase in cubic feet associated with the growth in business and entry into 14 new markets during 1997. Capacity utilization is generally lower in new markets than in existing markets. The decrease as a percentage of total revenue was due primarily to increased labor operating efficiencies.

Selling, general and administrative expenses increased from $20.0 million in 1996 to $30.1 million in 1997, an increase of $10.1 million or 50.3%, and increased as a percentage of total revenues from 15.4% in 1996 to 16.4% in 1997. The increase as a percentage of total revenues was due to increases in sales personnel and training costs associated with the increased staff, enhancements to the PLUS(R) computer system, and temporarily carrying duplicate administrative costs from recent acquisitions.

A special compensation charge of $1.8 million was incurred during 1997. This charge relates to the write-off of the unamortized compensation expense due to the acceleration of the vesting of the stock options granted on January 1, 1997 in conjunction with the Company's initial public offering of Common Stock.

Depreciation and amortization expenses increased from $12.9 million in 1996 to $21.5 million in 1997, an increase of $8.7 million or 67.3%, and increased as a percentage of total revenues from 9.9% in 1996 to 11.7% in 1997. This increase was the result of increased capital expenditures for shelving, building, and improvements to records management facilities and information systems and the amortization of goodwill from the Company's acquisitions and client acquisition costs.

The Company incurred a foreign currency exchange adjustment during 1997 of $0.7 million during which time the Company had an intercompany loan with its Canadian subsidiary. This exchange adjustment was directly related to the decrease in the Canadian dollar to U.S. dollar exchange rate during the last quarter of 1997.

The Company incurred non-recurring charges of $3.3 million, or 2.5% of total revenues, in 1996 in connection with the assumption of leasehold interests in certain facilities from affiliated parties completed in connection with the sale of the 1996 Notes and with the establishment of a pension for Leo W. Pierce, Sr.

Interest expense increased from $17.2 million in 1996 to $29.3 million in 1997, an increase of $12.0 million or 69.9%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures, as well as the higher interest rate on the 1997 Notes issued in July 1997 and a full year of interest expense on the 1996 Notes compared to the bank debt repaid upon the issuance of the 1997 Notes and 1996 Notes. Interest expense was also affected by the proceeds of the Company's initial public stock offering.

As a result of the foregoing factors, the Company had a loss before income taxes and extraordinary charge of $1.7 million (0.9% of revenues) for 1997 compared to income of $2.5 million (1.9% of revenues) in 1996.

The Company recorded a provision for income taxes of $7.4 million (or 4.1% of revenues) for 1997. These taxes were comprised of the tax effect from the termination of the Company's Subchapter S corporation status ($6.6 million) and the provision for the results of operations after the termination of its status as a S corporation on July 1, 1997 ($0.8 million). There was no provision for income taxes in the year ended 1996 since the Company operated as a Subchapter S corporation during the period.

The Company recorded extraordinary charges of $6.0 million in 1997 and $2.0 million in 1996 related to the early extinguishment of debt as a result of refinancing and expanding its existing credit agreement in 1997 and 1996.

As a result of the foregoing items, the Company had a net loss of $15.2 million and net income of $0.5 million for 1997 and 1996, respectively.

EBITDA increased from $35.9 million in 1996 to $51.5 million in 1997, an increase of $15.6 million or 43.6%, and increased as a percentage of total revenues from 27.6% in 1996 to 28.1% in 1997. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale and increased operating efficiencies.

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

Cost of sales (excluding depreciation and amortization) increased from $55.6 million in 1995 to $73.9 million in 1996, an increase of $18.3 million or 32.8%, but decreased as a percentage of total revenues from 58.3% in 1995 to 57.0% in 1996. The $18.3 million increase was due primarily to increases in wages and benefits resulting from an increased number of employees and increases in facility occupancy costs associated with the growth in business. The decrease as a percentage of total revenue was due primarily to increased operating and storage efficiencies.

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

The Company incurred non-recurring charges of $3.3 million in 1996 in connection with the assumption of leasehold interests in certain facilities from affiliated parties and with the establishment of a pension for Leo W. Pierce, Sr.

As a result of the foregoing factors, excluding the non-recurring charges in 1996, operating income increased from $15.0 million in 1995 to $23.0 million in 1996, an increase of 53.7%, and increased as a percentage of total revenues from 15.7% in 1995 to 17.7% in 1996. The increase reflected the growth in the Company's business, economies of scale and increased operating efficiencies.

Interest expense increased from $9.6 million in 1995 to $17.2 million in 1996, an increase of $7.6 million or 79.0%, due primarily to higher levels of indebtedness. The Company recorded extraordinary charges of $2.0 million in 1996 and $3.3 million in 1995 related to the early extinguishment of debt as a result of refinancing and expanding its existing credit agreement in 1996 and 1995.

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

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of capital have been cash flows from operations and borrowings under various revolving credit facilities and other senior indebtedness. Historically, the Company's primary uses of capital have been for acquisitions, capital expenditures and client acquisition costs.

Capital Investments

For 1997, 1996 and 1995, capital expenditures were $35.4 million, $23.5 million and $16.3 million, respectively, and client acquisition costs were $10.6 million, $6.5 million and $2.2 million, respectively. In 1998, the Company expects its aggregate capital expenditures will approximate $35.0 million. Over 85% of 1998 capital expenditures are anticipated to be growth related, primarily shelving for new client records.

Acquisitions

In order to take advantage of the operating efficiencies of the PLUS(R) computer system and the opportunities presented by the consolidation undergoing in the record management industry, the Company has actively pursued acquisitions since the beginning of 1994, which has significantly impacted liquidity and capital resources. In 1997, the Company completed 17 acquisitions for an aggregate purchase price of $109.1 million, consisting of $102.1 million in cash, 328,621 shares of Common stock with a deemed value of $4.5 million and $1.7 million in Sellers notes. Since the beginning of 1998, the Company has completed five acquisitions for an aggregate cash purchase price of approximately $41.7 million. In addition, the Company has signed a definitive agreement to purchase a regional records management company for approximately CDN $90.0 million, which it intends to finance through the issuance of additional debt securities. The acquisition is subject to due diligence and other customary conditions. The Company has historically financed its acquisitions with borrowings under its credit agreements and with cash flows from existing operating activities.
During 1996, the Company also issued $200 million principal amount of 1996 Notes, a small portion of which was used to fund acquisitions. Funding for 1997 acquisitions was primarily from borrowings under its credit agreements.

The Company believes that future cash flows from operations, together with borrowings under the Credit Facility, will be sufficient to fund future working capital needs, capital expenditure requirements and debt service requirements of the Company for the foreseeable future.

To the extent that future acquisitions are financed by additional borrowings under the Company's credit facility or other types of indebtedness, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as debt to equity.

Sources of Funds

Net cash flows provided by operating activities were $21.0 million, $26.4 million and $17.5 million for 1997, 1996 and 1995, respectively. The $5.5 million decrease from 1996 to 1997 was primarily comprised of a reduction in net income of $15.7 million and a $14.1 million increase in working capital, offset by a $9.2 million increase in depreciation and amortization, an increase in deferred income taxes of $7.4 million, a $4.0 million increase in extraordinary charge and a special compensation charge of $1.8 million in 1997.

Net cash flows used in investing activities were $156.5 million, $108.8 million and $51.3 million for 1997, 1996 and 1995, respectively. The uses of such cash flows were primarily for acquisitions, capital expenditures and client acquisition expenditures detailed above.

Net cash flows provided by financing activities were $136.1 million, $82.9 million and $34.2 million for 1997, 1996, and 1995, respectively. In 1997, the $136.1 million in financing activities consisted primarily of $120 million of gross proceeds from the issuance of the 1997 Notes, $93.6 million in net proceeds from the Company's initial public offering of Common Stock, and $17.2 million of borrowings on the revolving line of credit, offset by the repayment of long-term debt of $82.5 million and the $7.0 million prepayment premium on the redemption of a portion of the 1996 Notes and the payment of $5.2 million of financing costs related to the issuance of the 1997 Notes and the Company's credit facility. In August 1997, the Company entered into its current Credit Facility, which provides $140 million in U.S. dollar borrowings, and CDN $35 million in Canadian dollar borrowings. The credit facility was amended in February 1998 to provide for borrowings of U.S. $150 million and CDN $40 million. In July 1996, the Company issued $200 million of the 1996 Notes and used the net proceeds to retire all of the debt outstanding under the Company's previous credit facility, to purchase certain properties from affiliates of the Company, to redeem stock from a shareholder of the Company, to fund an acquisition and for general corporate purposes.

The Credit Facility contains a number of financial and other covenants restricting the Company's ability to incur additional indebtedness and make certain types of expenditures. Covenants in the indentures governing the Notes also restrict borrowings under the Credit Facility. As of December 31, 1997, CDN $31.9 million was outstanding under the Credit Facility and the Company could have borrowed an additional $64.0 million under the Credit Facility in accordance with the debt incurrence limitations. Additionally, to the extent the Company makes acquisitions, it would have additional availability under the Credit Facility based upon the pro forma EBITDA of such acquisitions. The effective interest rate on the Credit Facility, as of December 31, 1997, was approximately 6.38%.

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

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Not Applicable

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pierce Leahy Corp.:

We have audited the accompanying consolidated balance sheets of Pierce Leahy Corp. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce Leahy Corp. and Subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
February 27, 1998

                               PIERCE LEAHY CORP.
                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)

                                                               December 31
                                                        -----------------------
                        ASSETS                              1997         1996
                        ------                          ----------   ----------
CURRENT ASSETS:
   Cash                                                 $   1,782    $   1,254
   Accounts receivable, net of allowance for doubtful
     accounts of $2,399 and $795                           25,201       17,828
   Inventories                                                813          611
   Prepaid expenses and other                               1,772          688
   Deferred income taxes                                    2,621           --
                                                        ----------   ----------
            Total current assets                           32,189       20,381
                                                        ----------   ----------

PROPERTY AND EQUIPMENT                                    214,981      158,154
  Less-Accumulated depreciation and amortization          (54,500)     (45,020)
                                                        ----------   ----------
           Net property and equipment                     160,481      113,134
                                                        ----------   ----------
OTHER ASSETS:
   Intangible assets, net                                 196,750       97,544
   Other                                                    5,293        3,761
                                                        ----------   ----------
            Total other assets                            202,043      101,305
                                                        ----------   ----------
                                                        $ 394,713    $ 234,820
                                                        ==========   ==========
   LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
   ----------------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                    $   1,084    $   7,310
   Current portion of noncompete obligations                  220          466
   Accounts payable                                         8,838        6,757
   Accrued expenses                                        24,754       20,563
   Deferred revenues                                       10,199        9,218
                                                        ----------   ----------
            Total current liabilities                      45,095       44,314

LONG-TERM DEBT                                            277,767      209,330

NONCOMPETE OBLIGATIONS                                        126          317

DEFERRED RENT                                               3,993        2,841

DEFERRED INCOME TAXES                                       8,409        3,456

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY (DEFICIT)                             59,323      (25,438)
                                                        ----------   ----------
                                                        $ 394,713    $ 234,820
                                                        ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 (in thousands except share and per share data)

                                                                                              For the Year Ended December 31
                                                                                    --------------------------------------------
                                                                                        1997            1996            1995
                                                                                    ------------    ------------    ------------
REVENUES:
   Storage                                                                          $    107,879    $     75,900    $     55,501
   Service and storage material sales                                                     75,638          53,848          39,895
                                                                                    ------------    ------------    ------------
            Total revenues                                                               183,517         129,748          95,396
                                                                                    ------------    ------------    ------------
OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                                101,940          73,870          55,616
   Selling, general and administrative                                                    30,070          20,007          16,148
   Depreciation and amortization                                                          21,528          12,869           8,163
   Special compensation charge                                                             1,752              --              --
   Foreign currency exchange                                                                 702              --              --
   Non-recurring charges                                                                      --           3,254              --
   Consulting payments to related parties                                                     --              --             500
                                                                                    ------------    ------------    ------------
            Total operating expenses                                                     155,992         110,000          80,427
                                                                                    ------------    ------------    ------------
            Operating income                                                              27,525          19,748          14,969

INTEREST EXPENSE                                                                          29,262          17,225           9,622
                                                                                    ------------    ------------    ------------
            Income (loss) before income taxes and extraordinary charge                    (1,737)          2,523           5,347

INCOME TAXES                                                                               7,424              --              --
                                                                                    ------------    ------------    ------------
            Income (loss) before extraordinary charge                                     (9,161)          2,523           5,347

EXTRAORDINARY CHARGE-loss on early extinguishment
   of debt, net of $4,014 tax benefit in 1997 and none in 1996 and 1995                    6,036           2,015           3,279
                                                                                    ------------    ------------    ------------
NET INCOME (LOSS)                                                                        (15,197)            508           2,068

ACCRETION OF REDEEMABLE WARRANTS                                                              --           1,561             889
                                                                                    ------------    ------------    ------------
NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                 $    (15,197)   $     (1,053)   $      1,179
                                                                                    ============    ============    ============
BASIC AND DILUTED EARNINGS PER COMMON SHARE:

     Income (loss) before extraordinary charge                                      $      (0.69)   $       0.09    $       0.41
     Extraordinary charge                                                                  (0.45)          (0.19)          (0.30)
                                                                                    ------------    ------------    ------------
     Basic and diluted income (loss) per Common share                               $      (1.14)   $      (0.10)   $       0.11
                                                                                    ------------    ------------    ------------
Shares used in computing basic income (loss)
     per Common share                                                                 13,385,243      10,546,871      10,591,000
                                                                                    ============    ============    ============
Shares used in computing diluted income (loss)
     per Common share                                                                 13,385,243      10,630,922      10,690,186
                                                                                    ============    ============    ============
PRO FORMA DATA (UNAUDITED) (Note 2):

   Historical net loss before income taxes and extraordinary charge                 $     (1,737)
   Pro forma provision for income taxes                                                    1,452
   Extraordinary charge, net of tax                                                        6,036
                                                                                    ------------
Pro forma net loss applicable to Common shareholders                                $     (9,225)
                                                                                    ============
Pro forma basic and diluted net loss per Common share

   Loss before extraordinary charge                                                 $      (0.24)
   Extraordinary charge                                                                    (0.45)
                                                                                    ------------
Pro forma basic and diluted net loss per Common share                               $      (0.69)
                                                                                    ============
   Shares used in computing pro forma basic and diluted net loss per Common share     13,385,243
                                                                                    ============

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                 (in thousands)

                                                                        Additional              Cumulative
                                                               Common    Paid-in   Accumulated  Translation
                                                                Stock    Capital     Deficit    Adjustment     Total
                                                            ---------------------------------------------------------
BALANCE, JANUARY 1, 1995                                     $     --   $     24    $(19,365)   $     --    $(19,341)

     Accretion of redeemable warrants                              --         --        (889)         --        (889)

     Net income                                                    --         --       2,068          --       2,068

     Distributions to shareholders                                 --         --         (39)         --         (39)
                                                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1995                                         --         24     (18,225)         --     (18,201)

     Accretion of redeemable warrants                              --         --      (1,561)         --      (1,561)

     Repurchase of Common stock                                    --         --      (1,450)         --      (1,450)

     Deemed distribution due to purchase of real estate
        and other assets from related parties                      --         --      (4,132)         --      (4,132)

     Net income                                                    --         --         508          --         508

     Distributions to shareholders                                 --         --        (602)         --        (602)
                                                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                         --         24     (25,462)         --     (25,438)



     Net loss (through July 1, 1997)                               --         --      (6,772)         --      (6,772)

     Transfer of accumulated deficit to additional paid-in
        capital upon conversion from S Corporation to
        C Corporation                                              --    (32,234)     32,234          --          --

     Stock split and recapitalization                             105       (105)         --          --          --

     Net proceeds from initial public offering
        of Common stock                                            57     93,551          --          --      93,608

     Accelerated vesting of stock options                          --      1,752          --          --       1,752

     Issuance of Common stock for acquisitions                      3      4,904          --          --       4,907

     Net loss (from July 1, 1997)                                  --         --      (8,425)         --      (8,425)

     Change in cumulative translation adjustment                   --         --          --        (309)       (309)
                                                            ---------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                   $    165   $ 67,892    $ (8,425)   $   (309)   $ 59,323
                                                            =========================================================

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                  For the Year Ended December 31
                                                                ------------------------------------
                                                                   1997         1996         1995
                                                                ----------   ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                              $ (15,197)   $     508    $   2,068
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Extraordinary charge                                             6,036        2,015        3,279
   Special compensation charge                                      1,752           --           --
   Depreciation and amortization                                   21,528       12,869        8,163
   Gain on sale of property and equipment                             (44)         (32)          --
   Deferred income tax provision                                    7,241         (128)          --
   Amortization of deferred financing costs                         1,069          516          533
   Change in deferred rent                                          1,042          302           29
   Foreign currency adjustment                                       (435)          31           --
   Changes in assets and liabilities, excluding the effects
    from the purchase of businesses:
       (Increase) decrease in -
         Accounts receivable, net                                  (3,870)      (2,408)        (360)
         Inventories                                                 (154)         150         (347)
         Prepaid expenses and other                                (1,137)         747           57
         Other assets                                                 746         (486)        (536)
       Increase (decrease) in -
         Accounts payable                                             185        1,630         (978)
         Accrued expenses                                           1,872       10,732        4,693
         Deferred revenue                                             330           (8)         921
                                                                ----------   ----------   ----------
                   Net cash provided by operating activities       20,964       26,438       17,522
                                                                ----------   ----------   ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Payments for businesses acquired, net of cash acquired           (102,068)     (61,176)     (28,355)
Capital expenditures                                              (35,397)     (23,493)     (16,288)
Purchase of real estate and other assets from related parties          --      (11,018)          --
Client acquisition costs                                          (10,629)      (6,477)      (2,245)
Deposits on pending acquisitions                                   (2,398)        (850)          --
Increase in intangible assets                                      (5,625)      (5,618)      (4,274)
Payments on noncompete agreements                                    (496)        (333)        (153)
Proceeds from sale of property and equipment                           64          123           --
                                                                ----------   ----------   ----------
                  Net cash used in investing activities          (156,549)    (108,842)     (51,315)
                                                                ----------   ----------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings (payments) on revolving line of credit              17,199        5,237         (900)
Proceeds from issuance of long-term debt                          120,000      210,229      128,420
Payments on long-term debt and capital lease obligations          (82,464)    (118,570)     (90,958)
Prepayment penalties and cancellation of warrants                  (7,000)      (2,625)          --
Payment of debt financing costs                                    (5,230)      (9,283)      (2,366)
Proceeds from issuance of Common stock                             93,608           --           --
Repurchase of Common stock                                             --       (1,450)          --
Distributions to shareholders                                          --         (602)         (39)
                                                                ----------   ----------   ----------
                  Net cash provided by financing activities       136,113       82,936       34,157
                                                                ----------   ----------   ----------
NET INCREASE IN CASH                                                  528          532          364
CASH, BEGINNING OF YEAR                                             1,254          722          358
                                                                ----------   ----------   ----------
CASH, END OF YEAR                                               $   1,782    $   1,254    $     722
                                                                ==========   ==========   ==========
SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                  $  26,288    $   7,443    $   8,356
                                                                ==========   ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1997
                 (IN THOUSANDS EXCEPT SHARE AND PER SHARE DATA)



1.   BACKGROUND:
     ----------

Pierce Leahy Corp., (the "Company"), stores and services business records for clients throughout the United States and Canada. The Company also sells storage containers and provides records management consulting services and imaging services.

On June 25, 1997, the Company effected a stock split, reclassified its Class A and Class B Common stock to Common stock, authorized 10,000,000 shares of undesignated Preferred stock and increased its authorized Common stock to 80,000,000 shares. All references in the accompanying financial statements to the number of Common shares and per-share amounts have been retroactively restated to reflect the stock split.

In July 1997, the Company completed an initial public offering of 5,664,017 shares of Common stock, raising net proceeds of $93,608. The proceeds of the offering were used to redeem a portion of the 11.125% Senior Subordinated Notes and to repay outstanding borrowings under the Company's credit facility (see
Note 6).

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
    ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Pierce Leahy Corp., its 99%-owned subsidiary, Pierce Leahy Command Company, and its wholly-owned subsidiaries, Monarch Box, Inc. and Advanced Box, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The minority interest in Pierce Leahy Command Company is not material to the consolidated financial statements.

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

Goodwill
--------

Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At December 31, 1997, no adjustment of the carrying values of long-lived assets was necessary.

Client Acquisition Costs
------------------------

The unreimbursed costs of moving the records of new clients into the Company's facilities and sales commissions related to new client contracts have been capitalized and are included in intangible assets in the accompanying balance sheets (see Note 4). All such costs are being amortized on a straight-line basis over six years, which represents the average initial contract term. The Company assesses whether amortization using a six year average initial contract term varies significantly from using a specific contract basis. Such difference has not been material.

Deferred Rent
-------------

Certain of the Company's leases for warehouse space provide for scheduled rent increases over the lease terms. The Company recognizes rent expense on a straight-line basis over the lease terms, with the excess rent charged to expense over the amount paid recorded as deferred rent in the accompanying balance sheets.

Health Insurance Reserve
------------------------

The Company self-insures for benefit claims under a health insurance plan provided to employees. The self-insurance was limited to $100 in claims per insured individual per year for both 1997 and 1996, and a liability for claims incurred but not reported is reflected in the accompanying balance sheets. Specific stop-loss insurance coverage is maintained to cover claims in excess of the coverage per insured individual per year.

Income Taxes
------------

Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes and, accordingly, income and losses were passed through to the shareholders and taxed at the individual level. On July 1, 1997, in connection with the Company's initial public offering, the Company terminated its S Corporation election and currently provides for federal and state income taxes.

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forward, for years which taxes are expected to be paid or recovered.

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

Foreign Currency
----------------

The balance sheets of Pierce Leahy Command Company, the Company's Canadian subsidiary, are translated into U.S. dollars using the rate of exchange at period end. The statements of operations for the Canadian subsidiary are translated into U.S. dollars using the average exchange rate for the period.
Net unrecognized exchange gains or losses resulting from the translation of the balance sheets are accumulated and included as a separate component of shareholders' equity (deficit). Exchange gains and losses recognized during the period are included in the Company's consolidated statements of operations.

New Accounting Pronouncements
-----------------------------

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income" ("SFAS 130"). This statement requires companies to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for financial statements issued for fiscal years beginning after December 15, 1997. Management believes that SFAS 130 will not have a material effect on the Company's financial statements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information" ("SFAS 131"). This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management is currently evaluating the need to make additional disclosures under SFAS No. 131. However, this statement will not have any impact on the Company's reported consolidated financial position or results of operations.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of the Company's 11.125% Senior Subordinated Notes at December 31, 1997 was $130,000 and $146,575, respectively. The carrying amount and estimated fair value of the Company's 9.125% Senior Subordinated Notes at December 31, 1997 was $120,000 and $125,700, respectively. Both series of Notes are publicly traded, and accordingly, the fair value of the Senior Subordinated Notes was estimated based on the quoted market price offered for such securities.

Pro Forma Basic and Diluted Net Loss Per Share
----------------------------------------------

Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for 1997 reflects taxes which would have been recorded on the historical loss before income taxes, at an effective rate of 39%, had the Company not been an S Corporation during such period. The basic and diluted pro forma net loss per share is computed by dividing pro forma net loss by the weighted average number of shares outstanding during the period.

3.   PROPERTY AND EQUIPMENT:
     ----------------------

                                                                             December 31
                                                                       ------------------------
                                                         Life             1997          1996
                                                      -----------      ---------      ---------
Land                                                            -      $  10,501      $   7,353
Buildings and improvements                            10-40 years         79,119         57,296
Warehouse equipment (primarily shelving)              12-20 years         95,005         71,773
Data processing equipment and software                    7 years         18,364         14,363
Furniture and fixtures                                    7 years          5,615          3,823
Transportation equipment                                  5 years          6,377          3,546
                                                                       ---------      ---------
                                                                         214,981        158,154
Less-Accumulated depreciation and amortization                           (54,500)       (45,020)
                                                                       ---------      ---------
     Net property and equipment                                        $ 160,481      $ 113,134
                                                                       =========      =========

Depreciation expense was $9,599, $6,652, and $4,325 for the years ended December 31, 1997, 1996 and 1995, respectively.


4.  INTANGIBLE ASSETS:
    -----------------

                                                             December 31
                                                  ---------------------------------
                                                       1997               1996
                                                  --------------     --------------
Goodwill                                          $      160,119     $       69,417
Client acquisition costs                                  26,233             15,157
Noncompete agreements                                     14,263             11,287
Deferred financing costs                                  11,174              9,267
Other intangible assets                                   18,525             13,377
                                                  --------------     --------------
                                                         230,314            118,505
Less-Accumulated amortization                           (33,564)           (20,961)
                                                  --------------     --------------
  Net intangible assets                           $      196,750     $       97,544
                                                  ==============     ==============
                                                                   December 31, 1997
                                                  ---------------------------------------------------
                                                                      Accumulated        Net Book
                                     Life               Cost          Amortization         Value
                                     ----         --------------     ---------------   --------------
Goodwill                           30 years       $      160,119     $       (8,237)   $      151,882
Client acquisition costs            6 years               26,233             (8,246)           17,987
Noncompete agreements             1-7 years               14,263             (8,675)            5,588
Deferred financing costs           10 years               11,174             (1,129)           10,045
Other intangible assets          3-15 years               18,525             (7,277)           11,248
                                                  --------------     ---------------   --------------
                                                  $      230,314     $      (33,564)   $      196,750
                                                  ==============     ===============   ==============

Amortization of all intangible assets, other than deferred financing costs which are charged to interest expense, was $11,929, $6,217 and $3,838 for the years ended December 31, 1997, 1996 and 1995, respectively. Amortization of deferred financing costs was $1,069, $516 and $533 for the years ended December 1997, 1996 and 1995, respectively. Capitalized client acquisition costs were $10,629, $6,477 and $2,245 for the years ended December 31, 1997, 1996 and 1995, respectively.

The Company continually evaluates whether events or circumstances have occurred that indicate the remaining useful lives of the intangible assets should be revised or the remaining balance of such assets may not be recoverable. As of December 31, 1997, the Company believes that no revisions to the remaining useful lives or write-downs of intangible assets are required.


5.   ACCRUED EXPENSES:
     ----------------

                                                             December 31
                                                 -------------------------------------
                                                       1997               1996
                                                 -----------------  ------------------
Accrued salaries and commissions                          $ 3,329             $ 2,613
Accrued vacation and other absences                         3,981               2,866
Accrued interest                                           12,004               9,840
Other                                                       5,440               5,244
                                                 =================  ==================
                                                         $ 24,754            $ 20,563
                                                 =================  ==================

6.  LONG-TERM DEBT:
    --------------

                                                          December 31
                                             ---------------------------------------
                                                   1997                 1996
                                             -----------------    ------------------
Senior Subordinated Notes                     $       250,000      $        200,000
Canadian Revolver                                      22,303                 5,327
Mortgage Notes                                          5,369                 3,679
Sellers Notes                                           1,051                 7,600
Other                                                     128                    34
                                             -----------------    ------------------
                                                      278,851               216,640
Less-Current portion                                   (1,084)               (7,310)
                                             -----------------    ------------------

                                              $       277,767      $      $ 209,330
                                             =================    ==================

In July 1996, the Company issued $200,000 of Senior Subordinated Notes in a private offering and were later exchanged for registered notes with substantially identical terms (the "1996 Notes"). The 1996 Notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness. The 1996 Notes are guaranteed by the U.S. subsidiaries of the Company and secured by a second lien on 65% of the stock of the Canadian subsidiary. The 1996 Notes mature on July 15, 2006, and bear interest at 11.125% per year, payable semiannually in arrears on January 15 and July 15. The proceeds from the sale of the 1996 Notes were used to retire certain existing indebtedness of the Company under its previous credit facilities, to purchase certain properties from related party partnerships (see
Note 12), to redeem stock from a shareholder (see Note 8), to fund an acquisition and for general corporate purposes. The Company is in compliance with all financial and operating covenants required under the indenture for the 1996 Notes.

The Company had the option to redeem up to an aggregate of $70,000 principal amount of the 1996 Notes at any time prior to July 15, 1999 with the net proceeds of one or more public equity offerings at a redemption price equal to 110% of the aggregate principal amount so redeemed plus accrued interest to the redemption date. Upon completion of the Company's initial public offering of its Common stock in July 1997 (see Note 1), the Company exercised this option to redeem $70,000 principal amount of the 1996 Notes. The resulting $7,000 prepayment penalty along with the write-off of a portion of the unamortized deferred financing costs of $3,050, net of an income tax benefit of $4,014, was recorded as an extraordinary charge in the accompanying consolidated statements of operations.

In July 1997, the Company issued $120,000 of Senior Subordinated Notes (the "1997 Notes") in a public offering. The 1997 Notes are general unsecured obligations of the Company, subordinated in right of payment to the senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness. The 1997 Notes are guaranteed by the U.S. subsidiaries of the Company and secured by a third lien on 65% of the stock of the Canadian subsidiary. The 1997 Notes are equal in right of payment with the 1996 Notes. The 1997 Notes mature on July 7, 2007, and bear interest at 9.125% per year, payable semiannually in arrears on January 15 and July 15, commencing January 15, 1998. The proceeds from the sale of the 1997 Notes were used to repay outstanding borrowings under its previous credit facility and for general purposes. The Company is in compliance with all financial and operating covenants required under the indenture for the 1997 Notes.

In August 1997, the Company entered into a new credit facility (the "Credit Facility") providing a revolving line of credit of U.S $140 million in borrowings and CDN $35 million in borrowings for the Company's Canadian subsidiary. The Credit Facility is senior to all subordinated indebtedness of the Company and is secured by substantially all of the assets of the Company, and a first lien on 65% of the stock of the Canadian subsidiary. Borrowings under the facility bear interest at prime plus an applicable margin, or at LIBOR plus an applicable margin, at the option of the Company. The weighted average interest rate on outstanding borrowings on the Canadian portion of the revolver at December 31, 1997 was 6.38%. In addition to interest and other customary fees, the Company is obligated to remit a fee of 0.375% per year on unused commitments, payable quarterly. The aggregate available commitment under the Credit Facility will be reduced on a quarterly basis beginning September 30, 2001. The Credit Facility matures on June 30, 2004, unless previously terminated. The Company is in compliance with all financial and operating covenants required under the Credit Facility. The Company's available borrowing capacity under the Credit Facility is contingent upon the Company meeting certain financial ratios and other criteria.

In February 1998, the Company amended the Credit Facility to provide for borrowings of U.S. $150 million and CDN $40 million. All other terms and conditions remained the same.

The highest amount outstanding under the current Canadian revolver during the year ended December 31, 1997, was CDN $31,900. The average amount outstanding on the current Canadian portion of the revolver during the year was CDN $17,100, while the weighted average interest rate was 6.12%. There were no borrowings under the current U.S. portion of the revolver in 1997. The highest amounts outstanding under previous U.S. and Canadian revolvers for the years ended December 31, 1997 and 1996 were $117,763 and $6,000, the average amounts outstanding were $69,338 and $3,097, and the weighted average interest rates were 7.85% and 7.91%, respectively.

In connection with certain acquisitions completed in 1997 and 1996, notes for $1,652 and $7,600, respectively, were issued to the sellers. The notes bear interest at rates ranging from 5% to 7% per year. The outstanding balance on these notes as of December 31, 1997 and 1996 was $1,051 and $7,600, respectively. The outstanding balance on the notes as of December 31, 1997 matures through 1999.

In connection with the purchase of real estate from related parties in 1996 (see
Note 12), the Company assumed a mortgage of $1,114. The mortgage bears interest at 10.5% and requires monthly principal and interest payments of $20 through 2002. The Company also assumed mortgage notes in connection with certain acquisitions during 1997 and 1996 of $2,000 and $2,630, respectively. The notes bear interest at rates of approximately 8% and require monthly principal and interest payments ranging from $15 to $22 through 2001.

Future scheduled principal payments on the Company's long-term debt at December 31, 1997 are as follows:


        1998                              $  1,084
        1999                                   552
        2000                                   323
        2001                                 4,004
        2002                                 5,171
        2003 and thereafter                267,717
                                          --------
                                         $ 278,851
                                         =========

Upon entering into prior credit facilities in 1993 and 1994, the Company issued warrants to certain lenders to purchase common stock. Warrants to purchase 229,825 shares at $.01 per share were issued in 1993 and 55,073 shares at $2.68 per share were issued in 1994.

Management assigned an initial value of $338 to the 1993 warrants and $87 to the 1994 warrants for financial reporting purposes. The Company called the warrants in February 1996 at an amount which was determined by a formula defined in the credit agreement. The change in value of the redeemable warrants from the initial value has been accreted through a charge to shareholder's equity (deficit) in the accompanying financial statements. The warrants were redeemed for $2,625 in 1996. There were no warrants outstanding during 1997.

Debt refinancings occurred in 1997, 1996 and 1995, resulting in the write-off of previously deferred financing costs of $3,050, $2,015 and $2,779, respectively, and prepayment and other charges of $7,000 in 1997 and $500 in 1995. Such write-offs and charges have been recorded as extraordinary charges, net of tax, in the accompanying consolidated statements of operations.

7. INCOME TAXES:
---------------

The components of income taxes for the year ended December 31, 1997 are as follows:


        Current-
          Foreign       $   150
                        -------

        Deferred-
          Federal         8,895
          State           1,172
          Foreign         1,221
                        -------
                        $11,288
                        -------

                        $11,438
                        =======

The provision for income taxes for the year ended December 31, 1997 consists of a current tax provision for foreign taxes due on taxable income of the Company's Canadian subsidiary, and deferred federal, state and foreign income taxes. The total deferred income tax provision includes a one-time tax charge of $6,600 recorded upon the termination of the Company's S corporation status.

The statement of operations for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C corporation for the entire period based on tax laws in effect during the respective period. The reconciliation of the federal statutory income tax rate and the pro forma effective income tax rate is as follows for the year ended December 31, 1997:


     Federal statutory rate                          (34.0)%
     State income taxes                                 1.2
     Non-deductible depreciation and amortization       7.9
     Foreign                                            3.2
                                                     ------
                                                     (21.7)%
                                                     ======

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred taxes are comprised of the following:


Current deferred income tax asset                  $  2,621
                                                   --------

Gross non-current deferred tax assets                10,269
Gross non-current deferred tax liabilities          (18,678)
                                                   --------
Total non-current deferred taxes                      8,409
                                                   --------
Net deferred tax liability                         $  5,788
                                                   ========

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1997 are as follows:


     Basis difference of property and equipment    $(10,312)
     Basis difference in intangible assets           (5,076)
     Net operating loss carry forward                 5,112
     Deferred rent                                    1,526
     Expenses not currently deductible
      for tax purposes                                2,962
                                                   --------

          Net deferred tax liability               $  5,788
                                                   ========


The Company had federal and state net operating loss carry forwards available for income tax and financial reporting purposes of approximately $12,631 and $11,924, respectively, at December 31, 1997. The net operating loss carry forwards begin to expire in 2013.

The Tax Reform Act of 1986 provides for a tax at the corporate level on gains realized on asset sales for a specified period following the election of Subchapter S status. Deferred taxes of $3,456 at December 31, 1996 were provided for taxes which may have been triggered if the Company disposed of certain acquired in connection with a certain purchase transaction.


8.    CAPITAL STOCK:
----  --------------

At December 31, 1997 and 1996, the Company's capital stock was comprised of the following:

                                                         Preferred     Common
                                                        -----------  -----------

     Par value                                          $       .01  $       .01
     Shares authorized                                   10,000,000   80,000,000
     Shares issued and outstanding December 31, 1997              -   16,477,728
     Shares issued and outstanding December 31, 1996              -   10,485,090

In 1996, the Company redeemed 105,910 shares of Common stock for $1,450 and canceled these shares.

Certain shareholders of the Company entered into a voting trust agreement on June 24, 1997. The shares held in trust represent 56.6% of the outstanding Common stock at December 31, 1997. The trustees of the voting trust include the President, Chief Executive Officer and Director of the Company and the Chairman of the Board of Directors. Each of the trustees has shared power to vote the shares held in the voting trust. The beneficial owners of interests in the voting trust have the right to dispose of the shares to which they have beneficial interests.

9.   STOCK OPTIONS:
     -------------

In September 1994, the Company established a non-qualified stock option plan which provides for the granting of options to key employees to purchase an aggregate of 1,208,433 shares of Common stock. The shares available for grant were increased by 284,898 in December 1996. Options to purchase 153,570 shares at $5.09 per share were granted on January 1, 1997, options to purchase 360,092 shares at $5.86 per share were granted on January 1, 1996 and options to purchase 600,512 shares at $5.10 per share were granted on January 1, 1995. Option grants have an exercise price equal to the fair market value of the common stock on the date of grant. Before the Company consummated its initial public offering of Common stock in July 1997 (see Note 1), the fair market value of the options was determined based upon a formula, as defined in the option plan. The options granted vest in five equal annual installments beginning on the first anniversary of the date of grant, except as discussed below.

Upon the consummation of the Company's initial public offering of Common stock in July 1997, options granted during 1997 became fully vested and exercisable as provided for under the plan. The Company recorded a non-recurring, non-cash compensation charge of approximately $1,752 relating to those options, representing the difference between the exercise price and the deemed value for accounting purposes.

In April 1997, the Company adopted its 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of stock options to purchase up to 1,500,000 shares of Common stock to employees, officers, directors, consultants and advisors of the Company. The 1997 Plan will be administered by the Compensation Committee of the Board of Directors (the "Committee"). Grants may consist of incentive stock options or nonqualified stock options. The option price of any incentive stock option granted will not be less than the fair value of the underlying shares of Common stock on the date of grant. The option price of a non-qualified stock option will be determined by the Committee and may be greater than, equal to or less than the fair market value of the underlying shares of Common stock on the date of grant. The term of each option will be determined by the Committee, provided that the exercise period may not exceed 10 years from the date of grant. The options granted may be subject to vesting and other conditions. In the event of a change in control (as defined in the 1997
Plan), all outstanding options will become fully exercisable. At December 31, 1997, no options were granted under the 1997 Plan.

The Company accounts for its option plans under APB Opinion No. 25, "Accounting for Stock Issued to Employees," under which no compensation cost has been recognized. In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan.

At December 31, 1997, the total options outstanding are 1,114,174 with exercise prices between $5.09 and $5.86 and a weighted average exercise price of $5.34. The options outstanding at December 31, 1997 contain no expiration dates. At December 31, 1997, options to purchase 465,793 shares of Common stock are fully
vested and exercisable.   The fair value of each option grant is estimated on
the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997, 1996 and 1995:

                                           1997           1996           1995
                                        ---------------------------------------

Risk free interest rates                     6.4%           5.6%           8.0%
Expected lives of options                7 years        7 years        7 years
Expected dividend yields                     N/A            N/A            N/A
Expected volatility                           20%            15%            15%


The approximate fair value of each option granted in 1997, 1996 and 1995 is $2.08, $2.06 and $2.24, respectively, as determined under the provisions of SFAS No. 123. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:


                                                                      1997       1996     1995
                                                                    ---------  --------  ------

Net income (loss) applicable to Common shareholders, as reported    $(15,197)  $(1,053)  $1,179
Net income (loss) applicable to Common shareholders, pro forma      $ (9,681)  $(1,311)  $1,012
  for compensation cost
Net loss per share applicable to Common shareholders, pro forma
  for compensation cost and income taxes (Note 1)                   $  (0.72)        -        -


The SFAS No. 123 method of accounting is applied only to options granted on or after January 1, 1995. The resulting pro forma compensation cost may not be representative of the amount to be expected in future years due to the vesting schedule of the options.

10.  COMMITMENTS AND CONTINGENCIES:
---- -----------------------------

Operating Leases
----------------

At December 31, 1997, the Company was obligated under non-cancelable operating leases, including the related-party leases discussed below, for warehouse space, office equipment and transportation equipment. These leases expire at various times through 2015 and require minimum rentals, subject to escalation, as follows:


       1998                                   $ 30,963
       1999                                     28,180
       2000                                     25,838
       2001                                     23,818
       2002                                     21.346
       2003 and thereafter                      76,583
                                               -------
                                              $206,728
                                               -------

Rent expense for all leases was approximately $21,657, $17,008, and $14,098 for the years ended December 31, 1997, 1996 and 1995, respectively. Some of the leases for warehouse space provide for purchase options on the facilities at certain dates.

The Company leases office and warehouse space at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders, officers and employees of the Company. Rent expense on these leases was approximately $845, $9,019, and $8,201 for the years ended December 31, 1997, 1996 and 1995, respectively. A significant portion of the related party rent expense was reduced through the purchase of certain real estate and the buy-out of certain lease interests in July 1996 (see Note 12).

Other Matters
-------------

The Company entered into consulting agreements with several of the former owners of acquired businesses (see Note 14). These agreements require minimum payments of $74 in 1998.

The Company is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's consolidated financial position or results of operations.

In June 1997 the Company entered into a tax indemnification agreement with the then current shareholders which provides for: (i) the distribution to such shareholders of cash equal to the product of the Company's taxable income for the period from January 1, 1997 until July 1, 1997 and the sum of the highest effective federal and state income tax rate applicable to any current shareholder, less any prior distributions to such shareholders to pay taxes for such period, and (ii) an indemnification of such shareholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during the period in which it was a Subchapter S Corporation.

11.  EARNINGS PER SHARE:
     ------------------

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," ("SFAS No. 128"). SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997.

In 1997 there were no dilutive effects of stock options or warrants as the Company had a loss before extraordinary item. In 1996, the weighted average of shares outstanding was 10,546,871. The dilutive effects of the weighted average number of stock options and warrants outstanding was 84,059 shares. In 1995, the weighted average number of shares outstanding was 10,591,090. The dilutive effects of the weighted average number of stock options and warrants outstanding was 299,186 shares.


12.  RELATED PARTY TRANSACTIONS:
     --------------------------

In August 1996, the Company purchased certain real estate previously leased and other assets from two partnerships, whose partners were shareholders of the Company. The payment for the purchased real estate and other assets was $11,018 plus the assumption of a $1,114 mortgage. Since the transaction was with related parties, the real estate was recorded at its depreciated cost. As a result, the Company charged the elimination of the deferred rent liability on the leases and the difference between the purchase price and the depreciated cost, which together totaled $4,132, to shareholders' equity (deficit) as a deemed distribution. In addition, the Company bought out certain lease commitments from a related party partnership for $2,764. This lease buy-out was recorded as a non-recurring charge in the 1996 consolidated statement of operations.

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

The Company paid financial advisory fees to an investment banking firm of which a director of the Company was a managing director. The fees were approximately $62, $800 and $700 in 1997, 1996 and 1995, respectively. In addition, in 1997 the investment banking firm received $1,800 from the underwriters on the 1997 Notes and initial public offering.

The Company paid real estate advisory fees to a firm of which a director of the Company is the owner. The fees were approximately $88 in 1997. There were no fees paid to the firm in 1996 and 1995.

In December 1993, the Company borrowed $80 from a shareholder which bore interest at 7%. The note was repaid in 1996.

As of December 31, 1997, an officer had borrowed $210 from the Company. Interest accrues on the loan at 8.875% a year.

13.  EMPLOYEE BENEFIT PLANS:
---- ----------------------

The Company maintains a discretionary profit sharing and a 401(k) plan for substantially all full-time employees over the age of 20 1/2 and with more than 1,000 hours of service. Participants in the 401(k) plan may elect to defer a specified percentage of their compensation on a pretax basis. The Company is required to make matching contributions equal to 25% of the employee's contribution up to a maximum of 2% of the employee's annual compensation. Participants become vested in the Company's matching contribution over three to seven years. The expense relating to these plans was $892, $1,122, and $591 for the years ended December 31, 1997, 1996 and 1995, respectively.

14.  ACQUISITIONS:
---- ------------

In 1996, the Company completed 12 acquisitions for an aggregate cash purchase price of $62,165 (of which $14,000 was for one transaction in May 1996 and $13,500 was for another transaction in October 1996; all others were individually less than $8,000). In 1997, the Company completed 17 acquisitions, of which 15 were recorded under the purchase method of accounting while the other two acquisitions were accounted for as pooling of interests, the 15 acquisitions had an aggregate purchase price of $109,098, consisting of $102,086 in net cash, 163,266 shares of Common stock with a deemed value of $4,500, and $1,652 in Seller notes. For purposes of computing the purchase price for accounting purposes, the value of the shares issued is determined using a discount of 10% from the market value at the day of issuance due to certain restrictions on the sale and transferability of shares issued. The most significant of these acquisitions was for one transaction of $9,084 in January 1997 and another for $62,000 in April 1997; all others were individually less than $8,000. In addition to these cash payments, acquisitions in 1997 and 1996 provided for noncompete obligations of $60 and $400, respectively, payable over one year. The noncompete liability at December 31, 1997 and 1996 was $347 and $783, respectively. The results of operations for each of these acquisitions have been included in the consolidated results of the Company from the respective acquisition dates. The excess of the fair value of the assets and liabilities acquired has been allocated to goodwill ($91,047 and $43,062 in 1997 and 1996, respectively) and is being amortized over the estimated benefit period of 30 years. In connection with certain of the acquisitions, the Company entered into consulting agreements with several of the former owners of the acquired businesses which require aggregate commitments of $74 at December 31, 1997 (see Note 10).

During 1997, the Company also completed two mergers with records management businesses by exchanging 165,355 shares of Common stock for the Common stock of these entities. These mergers constituted tax free reorganizations and have been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16. Prior periods have not been restated for the acquisitions due to the immateriality of the transactions, and the book value of net assets acquired of $407 has been recorded as additional paid-in capital. The results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates.

Subsequent to December 31, 1997, the Company completed five acquisitions of record management businesses for an aggregate cash purchase price of approximately $41,700. Certain purchase agreements contain purchase price adjustments and earn-out provisions contingent upon future performance and other criteria that could affect the net cash paid for the entity. The acquisitions were accounted for under the purchase method of accounting. The $36,700 excess purchase price over the underlying fair value of the assets and liabilities acquired has been allocated to goodwill.

A summary of the net cash paid for the purchase price of the completed acquisitions is as follows:

                                                 1997                1996
                                           -----------------   -----------------

Fair value of assets acquired               $       164,960     $        72,210
Liabilities assumed                                 (12,649)             (1,432)
Seller notes issued                                  (1,652)             (7,600)
Fair value of Common stock issued                    (4,907)                  -
Cash acquired                                        (1,974)             (1,013)
                                           -----------------   -----------------
     Net cash paid                          $       143,778     $        62,165
                                           =================   =================


The following unaudited pro forma information shows the results of the Company's operations for the years ended December 31, 1997 and 1996 as though each of the completed acquisitions had occurred as of January 1, 1996:

                                                  1997                1996
                                           -----------------   -----------------

Total revenues                              $       212,191     $       195,480
Net loss                                    $       (14,171)    $       (14,293)
Basic and diluted net loss per common share $         (1.06)    $         (1.32)


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1996, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired companies.

In February 1998, the Company signed a definitive agreement to purchase a regional records management company for CDN $90.0 million, which it intends to finance either through borrowings under the Credit Facility or through the issuance of additional notes. The acquisition is subject to due diligence and other customary conditions.

15.  SUBSIDIARY INFORMATION (UNAUDITED):
---- ----------------------------------

The Company stores and services business records for clients throughout the United States and Canada. The following information is a summary of the operating results and financial position for the Company's Canadian subsidiary:


                                      For the Year Ended December 31
                                      ------------------------------
                                         1997      1996      1995
                                         ----      ----      ----
Revenues                               $17,180   $15,699   $ 2,316
Gross margin (excluding depreciation
and amortization                         8,056     7,417       988
Operating income                         2,287     2,762       336
Net income (loss)                          246     1,076       (15)


                                              At December 31
                                      ------------------------------
                                         1997      1996      1995
                                         ----      ----      ----
Current assets                         $ 3,587   $ 3,226   $ 3,433
Total assets                            33,056    30,879    25,498
Current liabilities                      2,018     1,707     2,711
Long-term liabilities                   25,652     8,354    21,132

The summarized financial information of the Canadian subsidiary has been prepared from the books and records maintained by this subsidiary. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian subsidiary operated as an independent entity. Certain intercompany sales and charges are included in the subsidiary records and are eliminated in consolidation. The Company has borrowed on its Credit Facility and loaned certain amount to the Canadian subsidiary, which have been recorded as intercompany loans.

The Company's domestic, wholly-owned subsidiaries are Monarch Box, Inc. and Advanced Box, Inc. These subsidiaries were established in 1997 to hold investments and certain intangible assets of the Company. They do not have any other operations.

There are no restrictions on the ability of any of the subsidiaries to transfer funds to the Company in the form of loans, advances or dividends, except as provided by applicable law.

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):
---- -------------------------------------------------

Summarized quarterly financial data for 1997 and 1996 is as follows:

                                                                        1997 Quarter
                                                         -------------------------------------------
                                                           First     Second       Third      Fourth
                                                         --------   --------    --------    --------
                                                           (in thousands, except per share amounts)
Total revenues                                           $ 40,232   $ 46,208    $ 47,249    $ 49,828
Cost of sales, excluding depreciation and amortization   $ 22,298   $ 25,611    $ 25,943    $ 28,088
Operating income                                         $  6,776   $  8,040    $  6,780    $  5,929
Income (loss) before extraordinary charge                $     64   $   (103)   $ (7,870)   $ (1,252)
Net income (loss)                                        $     64   $   (103)   $(13,906)   $ (1,252)
Basic and diluted income (loss) per Common share:
   Income (loss) before extraordinary charge             $   0.01   $  (0.01)   $  (0.49)   $  (0.08)
   Extraordinary charge                                        --         --       (0.37)         --
                                                         --------   --------    --------    --------
   Net income (loss)                                     $   0.01   $  (0.01)   $  (0.86)   $  (0.08)
                                                         ========   ========    ========    ========
                                                                         1996 Quarter
                                                         -------------------------------------------
                                                           First     Second       Third      Fourth
                                                         --------   --------    --------    --------
                                                           (in thousands, except per share amounts)
Total revenues                                           $ 29,699   $ 31,623    $ 32,508    $ 35,918
Cost of sales, excluding depreciation and amortization   $ 17,406   $ 17,783    $ 17,706    $ 20,975
Operating income                                         $  4,740   $  5,870    $  3,288    $  5,850
Income (loss) before extraordinary charge                $  1,894   $  2,763    $ (2,078)   $    (56)
Net income (loss)                                        $  1,894   $  2,763    $ (4,093)   $    (56)
Basic and diluted income (loss) per Common share:
     Loss before extraordinary charge                    $   0.18   $   0.11    $  (0.20)   $  (0.01)


In the third quarter of 1997, the Company incurred a non-recurring non-cash compensation charge of $1,752 relating to the accelerated vesting of options as a result of its initial public offering of Common stock (see Note 9). In the third quarter of 1996, the Company incurred non-recurring charges of $3,254 relating to the buy-out of certain lease commitments from a related party partnership and the issuance of a pension to a shareholder (see Note 12).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
         FINANCIAL DISCLOSURE
         --------------------

Not Applicable.

                                    PART III


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------
ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------
ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------
ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

          The information called for by the above items, except the information set forth in Item 4A herein, is incorporated by reference to the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders, which definitive proxy statement is to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------

(a)  The following documents are filed as part of this Report.

1.  Financial Statements

                                                                      Page


Report of Independent Public Accountants..................             20
Consolidated Balance Sheets...............................             21
Consolidated Statement of Operations......................             22
Consolidated Statement of Shareholders' Equity (Deficit)..             23
Consolidated Statements of Cash Flows.....................             24
Notes to Consolidated Financial Statements................             25


2.     Financial Statement Schedule:
       -----------------------------

       Report of Independent Public Accountants

       Schedule II  Valuation and Qualifying Accounts


3.   Exhibits:
     ---------


Exhibit
Number      Description of Exhibits.
------      -----------------------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-23121)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-23121) 9** Amended and Restated Voting Trust Agreement by and among certain shareholders of the Company

9** Amended and Restated Voting Trust Agreement by and amoung certain shareholders of the Company

10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.2* Pierce Leahy Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1, File No. 333-23121)

10.3** Credit Agreement dated as of August 12, 1997, as amended, among the Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian Imperial Bank of Commerce, New York Agency, as U.S. administrative agent, together with certain collateral documents attached thereto,

Exhibit
Number   Description of Exhibits.
------   -----------------------

        including the form of US$ Note, the form of Canadian$ Note, and the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent

10.4 Indenture, dated as of July 15, 1996, among the Company as issuer, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.5** Indenture, dated as of July 7, 1997, among the Company, as issuer, and The Bank of New York, as trustee

10.6 Stock Purchase Agreement dated April 17, 1996 among the Company and Security Archives, Inc. and Patrick G. Clayton, Carol A. Clayton and Byron Wood Clayton (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.7 Stock Purchase Agreement dated as of February 27, 1997 between the Company, Records Management Services, Inc. and certain shareholders of Records Management Services, Inc. (incorporated by reference to Exhibit
        10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

10.8 Tax Indemnification Agreement among the Company and certain of its shareholders (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-23121)

12**    Computation of Ratio of Earnings to Fixed Charges

21**    Subsidiaries of the Registrant

23**    Consent of Arthur Andersen LLP

27**    Financial Data Schedule.
____________________

* Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**   Filed herewith.

(b)   Reports on Form 8-K.
          None

SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



                                                     PIERCE LEAHY CORP.


Dated:  March 23, 1998                               By /s/ J. Peter Pierce
                                                     -------------------
                                                     J. Peter Pierce
                                                     President and Chief
                                                     Executive Officer


  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


          Signature        Title        Date


/s/ J. Peter Pierce      President, Chief Executive Officer       March 23, 1998
-------------------      Director (Principal Executive Officer)
  J. Peter Pierce


/s/ Douglas B. Huntley   Vice President, Chief Financial          March 23, 1998
----------------------   Officer, Director (Principal Financial
  Douglas B. Huntley     and Accounting Officer)


/s/ Leo W. Pierce, Sr.   Chairman of the Board, Director          March 23, 1998
----------------------
  Leo W. Pierce, Sr.


/s/ Alan B. Campell      Director                                 March 23, 1998
-------------------
  Alan B. Campell


/s/ Delbert S. Conner    Director                                 March 23, 1998
---------------------
  Delbert S. Conner


/s/ Thomas A. Decker     Director                                 March 23, 1998
--------------------
  Thomas A. Decker


/s/ J. Anthony Hayden    Director                                 March 23, 1998
---------------------
  J. Anthony Hayden

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pierce Leahy Corp.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for Pierce Leahy Corp. and have issued our report thereon dated February 27, 1998. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


Philadelphia, Pa.
February 27, 1998

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                               Charges to
                                                Balance,        Charges    Other Accounts -                   Balance,
                                              Beginning of        to          Purchase         Deductions      End of
                                                 Period        Expenses      Accounting       From Reserve     Period
                                                 ------        --------      ----------       ------------     ------
December 31, 1997
        Reserve for doubtful accounts......     $  795         $   947        $   953           $   296        $ 2,399

December 31, 1996
        Reserve for doubtful accounts......     $  487         $   467        $    --           $   159        $   795

December 31, 1995
        Reserve for doubtful accounts......     $  554         $   418        $    --           $   485        $   487

                               INDEX TO EXHIBITS


  Exhibit
  Number      Description of Exhibits.
  ------      -----------------------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-23121)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-23121)

9** Amended and Restated Voting Trust Agreement by and amoung certain shareholders of the Company

10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.2* Pierce Leahy Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1, File No. 333-23121)

10.3** Credit Agreement dated as of August 12, 1997, as amended, among the Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian Imperial Bank of Commerce, New York Agency, as U.S. administrative agent, together with certain collateral documents attached thereto, including the form of US$ Note, the form of Canadian$ Note, and the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent

10.4 Indenture, dated as of July 15, 1996, among the Company as issuer, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.5** Indenture, dated as of July 7, 1997, among the Company, as issuer, and The Bank of New York, as trustee

10.6 Stock Purchase Agreement dated April 17, 1996 among the Company and Security Archives, Inc. and Patrick G. Clayton, Carol A. Clayton and Byron Wood Clayton (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.7 Stock Purchase Agreement dated as of February 27, 1997 between the Company, Records Management Services, Inc. and certain shareholders of Records Management Services, Inc. (incorporated by reference to Exhibit
        10.7 to the Company's Annual Report on Form 10-K for the year ended December 31, 1996)

10.8    Tax Indemnification Agreement among the Company and certain of its

Exhibit
Number   Description of Exhibits
------- -------------------------
        shareholders (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-23121)

12**    Computation of Ratio of Earnings to Fixed Charges

21**    Subsidiaries of the Registrant
           .
23**  Consent of Arthur Andersen LLP

27**    Financial Data Schedule.
____________________

* Compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**   Filed herewith.