Form 10-Q
period 1998-03-31
PIERCE LEAHY CORP
filed 1998-05-13
CIK 1020569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the Quarterly Period Ended March 31, 1998

                                       or

[]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
           For the Transition Period from ____________ to ___________

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

Yes _X_    No ___

As of May 8, 1998, there were 16,477,728 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                      INDEX


                                                                            Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1998
         and December 31, 1997                                                3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1998 and 1997                                 4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1998 and 1997                                 5

         Notes to Consolidated Financial Statements                          6-8


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                          9-11


PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                    12

         Signatures                                                          12

         Exhibit 27 - Financial Data Schedule                                13

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)


                                                      March 31,  December 31,
ASSETS                                                   1998        1997
------                                                 --------   --------
CURRENT ASSETS:
  Cash                                                 $  2,483   $  1,782
  Accounts receivable, net of allowance for doubtful
   accounts of $2,887 and $2,399                         31,325     25,201
  Inventories                                               872        813
  Prepaid expenses and other                              1,112      1,772
  Deferred income taxes                                   2,589      2,621
                                                       --------   --------
          Total current assets                           38,381     32,189
                                                       --------   --------

PROPERTY AND EQUIPMENT                                  231,177    214,981
  Less-Accumulated depreciation and amortization        (57,778)   (54,500)
                                                       --------   --------
          Net property and equipment                    173,399    160,481
                                                       --------   --------

OTHER ASSETS:
  Intangible assets, net                                238,060    196,750
  Other                                                   2,745      5,293
                                                       --------   --------
          Total other assets                            240,805    202,043
                                                       --------   --------
                                                       $452,585   $394,713
                                                       ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                    $  1,907   $  1,084
  Current portion of noncompete obligations                 220        220
  Accounts payable                                        6,873      8,838
  Accrued expenses                                       24,716     24,754
  Deferred revenues                                      12,436     10,199
                                                       --------   --------
          Total current liabilities                      46,152     45,095

LONG-TERM DEBT                                          334,729    277,767

NONCOMPETE OBLIGATIONS                                       72        126

DEFERRED RENT                                             4,358      3,993

DEFERRED INCOME TAXES                                     8,594      8,409

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                     58,680     59,323
                                                       --------   --------
                                                       $452,585   $394,713
                                                       ========   ========

The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands except share and per share data)

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
                                                                              1998           1997
                                                                         ------------    ------------
REVENUES:
  Storage                                                                $     33,214    $     23,322
  Service and storage material sales                                           23,076          16,910
                                                                         ------------    ------------
          Total revenues                                                       56,290          40,232
                                                                         ------------    ------------

OPERATING EXPENSES:
  Cost of sales, excluding depreciation and amortization                       32,915          22,298
  Selling, general and administrative                                           8,774           6,762
  Depreciation and amortization                                                 7,219           4,214
  Foreign currency exchange                                                       (62)            182
                                                                         ------------    ------------
          Total operating expenses                                             48,846          33,456
                                                                         ------------    ------------
          Operating income                                                      7,444           6,776

INTEREST EXPENSE                                                                8,300           6,712
                                                                         ------------    ------------
          Income (loss) before income taxes                                      (856)             64

INCOME TAXES                                                                      181            --
                                                                         ------------    ------------

NET INCOME (LOSS)                                                        $     (1,037)   $         64
                                                                         ============    ============
Basic and diluted net income (loss) per Common share                     $      (0.06)   $       0.01
                                                                         ============    ============
Shares used in computing basic net income (loss) per Common share          16,477,728      10,485,090
                                                                         ============    ============
Shares used in computing diluted net income (loss) per Common share        16,477,728      10,944,603
                                                                         ============    ============
Pro forma data (Unaudited):

  Historical income before income taxes                                                  $         64

  Pro forma income taxes                                                                          291
                                                                                         ------------
  Pro forma net loss available to Common shareholders                                    $       (227)
                                                                                         ============
  Pro forma basic and diluted net loss per Common shar                                   $      (0.02)
                                                                                         ============
  Shares used in computing pro forma basic net loss per Common share                       10,485,090
                                                                                         ============
  Shares used in computing pro forma diluted net loss per Common share                     10,485,090
                                                                                         ============

The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          1998         1997
                                                       ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                    $   (1,037)  $       64
  Adjustments to reconcile net
    income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization                           7,227        4,214
    Gain on sale of property
      and equipment                                            29            3
    Deferred income tax provision                             181          (13)
    Amortization of deferred
      financing costs                                         293          233
    Change in deferred rent                                   338          229
    Foreign currency adjustment                               241         (110)
    Changes in assets and liabilities,
      excluding the effects from the
      purchase of businesses:
        (Increase) decrease in-
          Accounts receivable, net                         (4,264)      (2,968)
          Inventories                                         (39)         (75)
          Prepaid expenses and other                          797         (450)
          Other assets                                      2,559           (9)
        Increase (decrease) in-
          Accounts payable                                 (2,135)      (3,754)
          Accrued expenses                                 (5,489)      (4,038)
          Deferred revenue                                  1,758        1,125
                                                         --------     --------
            Net cash provided by (used in)
              operating activities                            457       (5,549)
                                                         --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Payments for businesses acquired, net
    of cash acquired                                      (40,044)     (18,463)
  Capital expenditures                                    (12,622)     (10,794)
  Client acquisition costs                                 (2,054)      (1,788)
  Increase in intangible assets                            (1,044)        (706)
  Payments on noncompete agreements                           (55)        (155)
                                                         --------     --------
            Net cash used in investing activities         (55,819)     (31,906)
                                                         --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net borrowings on revolving line of credit               52,684       44,628
  Proceeds from issuance of long-term debt                  4,300            -
  Payments on long-term debt and capital lease
    obligations                                              (834)      (7,213)
  Payment of debt financing costs                             (87)        (150)
                                                         --------     --------
             Net cash provided by financing
               activities                                  56,063       37,265
                                                         --------     --------

NET INCREASE (DECREASE) IN CASH                               701         (190)

CASH, BEGINNING OF PERIOD                                   1,782        1,254
                                                         --------     --------
CASH, END OF PERIOD                                      $  2,483     $  1,064
                                                         ========     ========
SUPPLEMENTAL DISCLOSURE-CASH PAID
  FOR INTEREST                                           $ 14,558     $ 11,768
                                                         ========     ========

                               PIERCE LEAHY CORP.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
            (unaudited, in thousands except share and per share data)


1)      GENERAL:

        The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet as of December 31, 1997 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.


2)      ACQUISITIONS:

        During 1997, the Company purchased 17 records management businesses. During the three months ended March 31, 1998, five records management businesses were purchased by the Company. All five acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The purchase price for the five 1998 acquisitions exceeded the underlying estimated fair value of the net assets acquired by $36,971, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. During the three months ended March 31, 1998, the Company paid an aggregate of approximately $40,044 in cash, which was provided primarily through borrowings under Company's Credit Facility.

3)      LONG-TERM DEBT:

                                            March 31,      December 31,
                                              1998              1997
                                        ---------------  ---------------

        Senior Subordinated Notes             $250,000         $250,000
        U.S. Revolver                           50,500                0
        Canadian Revolver                       24,656           22,303
        Mortgage Notes                           5,991            5,369
        Seller Notes                               967            1,051
        Other                                    4,522              128
                                        ---------------  ---------------
                                               336,636          278,851
        Less: Current portion                   (1,907)          (1,084)
                                        ---------------  ---------------
                                              $334,729         $277,767
                                        ===============  ===============



4)      PRO FORMA INCOME TAXES AND BASIC AND DILUTED NET LOSS PER SHARE:

        Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for the three months ended March 31, 1997 reflects taxes which would have been recorded on the historical income before income taxes, at an effective rate of 39%, had the Company not been an S Corporation during such period. The basic and diluted pro forma net income (loss) per share is computed by dividing pro forma net income (loss) by the weighted average number of shares outstanding during such period.

5)      EARNINGS PER SHARE:

        In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income (loss) by the weighted average number of Common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997.

        For the three months ended March 31, 1998, there were no dilutive effects of stock options or warrants as the Company incurred a net loss. For the three months ended March 31, 1997, the dilutive effects of the weighted average number of stock options and warrants outstanding was 459,513 shares. Options to purchase 1,208,433 shares of

        Common stock at prices ranging from $5.09 to $5.86 per share were outstanding at March 31, 1998.

6)      COMPREHENSIVE INCOME:

        In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency exchange. The unrealized foreign currency exchange gains and losses for the periods ended March 31, 1998 and 1997 were immaterial.


7)      SUBSEQUENT EVENTS:

        On April 7, 1998, the Company acquired substantially all of the assets of Archivex Inc., a Canadian corporation ("Archivex Acquisition"). The aggregate cash consideration for the Archivex Acquisition was approximately $63,000.

        Concurrent with the Archivex Acquisition, the Company, through its Canadian subsidiary, Pierce Leahy Command Company, issued $135,000 principal amount of 8 1/8 % Senior Subordinated Notes due 2008 ("Note Offering"). The Company and its principal U.S. subsidiaries have guaranteed the Notes on an unsecured Senior subordinated basis and the Company's other Canadian subsidiary has guaranteed the Notes on an unsecured Senior basis. The net proceeds from the Note Offering were primarily used to finance the Archivex Acquisition and to repay outstanding borrowings under the Company's Credit Facility.

        Subsequent to March 31, 1998, in addition to the Archivex Acquisition, the Company completed three acquisitions: Amodio Archives (New Britain,
        CT); All Safe Archives (Boston, MA); and The Records Centre (Detroit,
        MI). The total consideration for these three acquisitions was approximately $25,500, which was primarily funded with borrowings under the Company's Credit Facility.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three-month periods ended March 31, 1998 and 1997 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month periods ended March 31, 1998 and 1997, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31,  1997

Total revenues increased from $40.2 million for the three months ended March 31, 1997 to $56.3 million for the three months ended March 31, 1998, an increase of $16.1 million, or 39.9%. Eighteen acquisitions were completed from April 1997 to March 1998, which accounted for $10.9 million, or 67.7 %, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $23.3 million for the three months ended March 31, 1997 to $33.2 million for the three months ended March 31, 1998, an increase of $9.9 million, or 42.4%. Service and storage material sales revenues increased from $16.9 million for the three months ended March 31, 1997 to $23.1 million for the three months ended March 31, 1998, an increase of $6.2 million, or 36.5%.

Cost of sales (excluding depreciation and amortization) increased from $22.3 million in the three months ended March 31, 1997 to $32.9 million in the three months ended March 31, 1998, an increase of $10.6 million, or 47.6%, and increased as a percentage of total revenues from 55.4% in the 1997 period to 58.5% in the 1998 period. The increase as a percentage of total revenues resulted primarily from an increase in wages and benefits resulting from an increased number of employees and an increase in facility occupancy costs resulting from an increase in cubic feet stored from growth and acquisitions.

Selling, general and administrative expenses increased from $6.8 million for the three months ended March 31, 1997 to $8.8 million for the three months ended March 31, 1998, an increase of $2.0 million, or 29.8%, but decreased as a percentage of total revenues from 16.8% in the 1997 period to 15.6% in the 1998 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies operating in a centralized manner including the use of the Company's proprietary PLUS(R) software system.

Depreciation and amortization expense increased from $4.2 million for the three months ended March 31, 1997 to $7.2 million for the three months ended March 31, 1998, an increase of $3.0 million, or 71.3%, and increased as a percentage of revenues from 10.5% for the three months ended March 31, 1997 to 12.8% for the three months ended March 31, 1998. The increase was primarily attributable to the additional depreciation and amortization expense related to the 18 acquisitions completed from April 1997 to March 1998 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company had a foreign currency exchange loss for the three months ended March 31, 1997 of $0.2 million (or 0.5% of revenues) and a gain of $0.1 million (or 0.1% of revenues) for the three months ended March 31, 1998. The change in the foreign currency adjustment is primarily due to an increase in the value of the Canadian dollar compared to the U.S. dollar.

Interest expense increased from $6.7 million for the three months ended March 31, 1997 to $8.3 million for the three months ended March 31, 1998, an increase of $1.6 million, or 23.7%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had income before income taxes of $0.1 million (0.2% of revenues) for the three months ended March 31, 1997 compared to a loss before income taxes of $0.9 million (-1.5% of revenues) for the three months ended March 31, 1998.

The Company recorded a provision for income taxes of $0.2 million (or 0.3% of revenues) for the three months ended March 31, 1998. There were no income taxes in the three months ended March 31, 1997 since the Company operated as a Subchapter S corporation during such period.

As a result of the foregoing items, net income for the three months ended March 31, 1997 was $0.1 million (0.2% of revenues) and net loss was $1.0 million (-1.8% of revenues) for the three months ended March 31, 1998.

Earnings before interest expense, taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $11.2 million for the three months ended March 31, 1997 to $14.6 million for the three months ended March 31, 1998, an increase of $3.4 million, or 30.7%. As a percentage of revenues, EBITDA was 27.8% for the three months ended March 31, 1997 and 25.9% for the three months ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant investments, consisting primarily of (i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (iii) client acquisition costs. Cash paid for these investments during the three months ended March 31, 1998 aggregated $40.0 million, $12.6 million and $2.1 million, respectively. These investments were primarily funded with borrowings under the Company's Credit Facility.

During the three months ended March 31, 1998, the Company generated $0.5 million in net cash provided by operations as compared to net cash used in operations of $5.5 million for the three months ended March 31, 1997. The $6.0 million change in net cash provided by operations for the three months ended March 31, 1998 compared to the prior year period was primarily comprised of a $3.0 million increase in depreciation and amortization, and a $3.4 million decrease in working capital.

The net cash provided by financing activities for the three months ended March 31, 1998 was $56.4 million, consisting primarily of borrowings under the Company's Credit Facility. As of March 31, 1998, the Company had $2.5 million of available cash and a Credit Facility providing for $150.0 million of U.S. dollar borrowings and $40.0 million of Canadian dollar borrowings, subject to certain limitations. As of March 31, 1998, $75.2 million was outstanding under the Credit Facility.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

        (a) Exhibits

            Exhibit 27 - Financial Data Schedule for the three months
                         ended March 31, 1998, submitted to the Securities and Exchange Commission in electronic format

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      PIERCE LEAHY CORP.





         May 14, 1998             By: / s / Douglas B. Huntley
         ------------                 ----------------------------------------
            (date)                    Douglas B. Huntley
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)