Form 10-Q
period 1998-06-30
PIERCE LEAHY CORP
filed 1998-08-14
CIK 1020569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                 For the Quarterly Period Ended June 30, 1998

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Transition Period from _________ to _________

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

Yes  X     No
    ----     ----

As of August 7, 1998, there were 17,025,990 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                     INDEX


                                                                       Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets at June 30, 1998
     and December 31, 1997                                              3

     Consolidated Statements of Operations for the Three
     Months Ended June 30, 1998 and 1997                                4

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1998 and 1997                                5

     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1998 and 1997                                6

     Notes to Consolidated Financial Statements                        7-10


Item 2 - Management's Discussion and Analysis of Financial Condition
     and Results of Operations                                        11-15

PART II - OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders              16

Item 6 - Exhibits and Reports on Form 8-K                               16

      Signatures                                                        16

      Exhibit 27 - Financial Data Schedule                              17

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                          June 30,         December 31,
                   ASSETS                                   1998               1997
                   ------                               -----------      --------------
CURRENT ASSETS:
 Cash                                                     $   2,532         $   1,782
 Accounts receivable, net of allowance for doubtful
  accounts of $2,801 and $2,399                              37,713            25,201
 Inventories                                                  1,354               813
 Prepaid expenses and other                                   1,408             1,772
 Deferred income taxes                                        2,570             2,621
                                                          ---------         ---------
      Total current assets                                   45,577            32,189
                                                          ---------         ---------
PROPERTY AND EQUIPMENT                                      252,485           214,981
 Less-Accumulated depreciation and amortization             (61,262)          (54,500)
                                                          ---------         ---------
      Net property and equipment                            191,223           160,481
                                                          ---------         ---------
OTHER ASSETS:
 Intangible assets, net                                     342,863           196,750
 Other                                                        2,855             5,293
                                                          ---------         ---------
      Total other assets                                    345,718           202,043
                                                          ---------         ---------
                                                          $ 582,518         $ 394,713
                                                          =========         =========

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
 Current portion of long-term debt                        $   3,318         $   1,084
 Current portion of noncompete obligations                      260               220
 Accounts payable                                             5,676             8,838
 Accrued expenses                                            37,591            24,754
 Deferred revenues                                           13,715            10,199
                                                          ---------         ---------
      Total current liabilities                              60,560            45,095

LONG-TERM DEBT                                              439,148           277,767

NONCOMPETE OBLIGATIONS                                           17               126

DEFERRED RENT                                                 4,909             3,993

DEFERRED INCOME TAXES                                         9,354             8,409

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                         68,530            59,323
                                                          ---------         ---------
                                                          $ 582,518         $ 394,713
                                                          =========         =========

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands except share and per share data)

                                                                                    Three Months Ended June 30,
                                                                                ----------------------------------
                                                                                      1998                1997
                                                                                --------------       -------------
REVENUES:
 Storage                                                                         $     37,183         $     26,691
 Service and storage material sales                                                    26,963               19,517
                                                                                 ------------         ------------
      Total revenues                                                                   64,146               46,208
                                                                                 ------------         ------------
OPERATING EXPENSES:
 Cost of sales, excluding depreciation and amortization                                36,279               25,611
 Selling, general  and administrative                                                   8,856                7,409
 Depreciation and amortization                                                          8,577                5,210
 Foreign currency exchange                                                              3,724                  (62)
                                                                                 ------------         ------------
      Total operating expenses                                                         57,436               38,168
                                                                                 ------------         ------------
      Operating income                                                                  6,710                8,040

INTEREST EXPENSE                                                                       10,383                8,143
                                                                                 ------------         ------------
      Loss before income taxes                                                         (3,673)                (103)

INCOME TAXES                                                                              784                 --
                                                                                 ------------         ------------
NET LOSS                                                                         $     (4,457)        $       (103)
                                                                                 ============         ============
Basic and diluted net loss per Common share                                      $      (0.27)        $      (0.01)
                                                                                 ============         ============
Shares used in computing basic and diluted net loss per Common share               16,678,757           10,485,090
                                                                                 ============         ============
Pro forma data (Unaudited):

  Historical loss before income taxes                                                                 $       (103)

  Pro forma income taxes                                                                                       386
                                                                                                      ------------
  Pro forma net loss attributable to Common shareholders                                              $       (489)
                                                                                                      ============
  Pro forma basic and diluted  net loss per Common share                                              $      (0.05)
                                                                                                      ============
  Shares used in computing pro forma basic and diluted net loss per Common share                        10,485,090
                                                                                                      ============

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
           (unaudited, in thousands except share and per share data)

                                                                                             Six Months Ended June 30,
                                                                                       ------------------------------------
                                                                                             1998                 1997
                                                                                       ---------------      ---------------
REVENUES:
 Storage                                                                                $     70,397        $     50,013
 Service and storage material sales                                                           50,039              36,427
                                                                                        ------------        ------------
      Total revenues                                                                         120,436              86,440
                                                                                        ------------        ------------
OPERATING EXPENSES:
 Cost of sales, excluding depreciation and amortization                                       69,194              47,909
 Selling, general and administrative                                                          17,630              14,171
 Depreciation and amortization                                                                15,796               9,424
 Foreign currency exchange                                                                     3,662                 120
                                                                                        ------------        ------------
      Total operating expenses                                                               106,282              71,624

      Operating income                                                                        14,154              14,816

INTEREST EXPENSE                                                                              18,683              14,855
                                                                                        ------------        ------------
      Loss before income taxes                                                                (4,529)                (39)

INCOME TAXES                                                                                     965                 --
                                                                                        ------------        ------------
NET LOSS                                                                                $     (5,494)       $        (39)
                                                                                        ============        ============
Basic and diluted net loss per Common share                                             $      (0.33)       $      (0.00)
                                                                                        ============        ============
Shares used in computing basic and diluted loss per Common share                          16,578,243          10,485,090
                                                                                        ============        ============
Pro forma data (Unaudited):

  Historical loss before income taxes                                                                       $        (39)

  Pro forma income taxes                                                                                             628
                                                                                                            ------------
  Pro forma net loss attributable to Common shareholders                                                    $       (667)
                                                                                                            ============
  Pro forma basic and diluted net loss per Common share                                                     $      (0.06)
                                                                                                            ============
  Shares used in computing pro forma basic and diluted net loss per  Common share                             10,485,090
                                                                                                            ============

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (unaudited, in thousands)

                                                                        Six Months Ended June 30,
                                                                     ------------------------------
                                                                          1998             1997
                                                                     -------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net loss                                                             $  (5,494)        $     (39)
 Adjustments to reconcile net loss to net cash
  provided by operating activities:
    Depreciation and amortization                                        15,796             9,424
    Gain on sale of property and equipment                                   29                 3
    Deferred income tax provision                                           961               414
    Amortization of deferred financing costs                                649               409
    Change in deferred rent                                                 724              (195)
    Foreign currency adjustment                                           4,753              --
    Changes in assets and liabilities, excluding the effects
     from the purchase of businesses:
          (Increase) decrease in -
             Accounts receivable, net                                    (6,840)           (3,394)
             Inventories                                                   (393)             (246)
             Prepaid expenses and other                                     856              (145)
             Other assets                                                 2,587               524
          Increase (decrease) in -
             Accounts payable                                            (3,288)           (3,433)
             Accrued expenses                                             2,151               155
             Deferred revenue                                             2,717               666
             Deferred income taxes                                         --                (148)
                                                                      ---------         ---------
                          Net cash provided by operating activities      15,208             3,995
                                                                      ---------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Payments for businesses acquired, net of cash acquired                (139,611)          (81,680)
 Capital expenditures                                                   (19,215)          (16,350)
 Client acquisition costs                                                (4,438)           (4,066)
 Increase in intangible assets                                           (4,401)           (3,189)
 Payments on noncompete obligations                                         (70)             (310)
                                                                      ---------         ---------
                          Net cash used in investing activities        (167,735)         (105,595)
                                                                      ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net borrowings on revolving line of credit                              22,265           112,462
 Proceeds from issuance of long-term debt                               134,278              --
 Payments on long-term debt and capital lease obligations                (1,158)          (10,732)
 Payment of debt financing costs                                         (2,108)             (148)
                                                                      ---------         ---------
                          Net cash provided by financing activities     153,277           101,582
                                                                      ---------         ---------

NET INCREASE (DECREASE) IN CASH                                             750               (18)

CASH, BEGINNING OF PERIOD                                                 1,782             1,254
                                                                      ---------         ---------

CASH, END OF PERIOD                                                   $   2,532         $   1,236
                                                                      =========         =========

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                        $  14,946         $  13,336
                                                                      =========         =========

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

     The consolidated balance sheet as of December 31, 1997 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.


2)   ACQUISITIONS:

     During 1997, the Company purchased 17 records management businesses. For the six months ended June 30, 1998, 11 businesses were purchased by the Company. All 1998 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price for the 1998 acquisitions exceeded the underlying estimated fair value of the net assets acquired by $136,099, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the six months ended June 30, 1998, the Company paid an aggregate of approximately $157,202 for the acquisitions, of which $139,611 was in cash provided primarily through borrowings under the Company's credit facility, (the "Credit Facility"), and from the proceeds from the issuance of $135,000 principal amount of 8 1/8% Senior Notes by the Company's principal Canadian subsidiary. The remainder of the purchase price was comprised of shares of Common Stock with a deemed value of $14,416, and $3,175 in seller notes. Certain purchase agreements contain purchase price adjustments and earn-out provisions contingent upon future performance and other criteria that could affect the ultimate net cash paid for the acquisition.

3)    LONG-TERM DEBT:

                                                   June 30,             December 31,
                                                     1998                   1997
                                            -------------------     ------------------

Senior Subordinated Notes                              $384,515               $250,000
U.S. Revolver                                            44,000                      0
Canadian Revolver                                             0                 22,303
Mortgage Notes                                            5,192                  5,369
Seller Notes                                              4,141                  1,051
Other                                                     4,618                    128
                                            -------------------     ------------------
                                                        442,466                278,851
Less: Current portion                                    (3,318)                (1,084)
                                            -------------------     ------------------
                                                       $439,148               $277,767
                                            ===================     ==================


           On April 7, 1998, Pierce Leahy Command Company, the Company's principal Canadian subsidiary, completed the issuance of $135,000 principal amount of 8 1/8% Senior Notes due 2008. Such notes are guaranteed on a senior subordinated basis by the Company. The notes were issued at a discount of 99.641% and such amount will be accreted through interest expense over the term of the Notes.

4)   PRO FORMA INCOME TAXES AND BASIC AND DILUTED NET LOSS PER SHARE:

     Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for the three months and six months ended June 30, 1997 reflects taxes which would have been recorded on the historical loss before income taxes, at an effective rate of 39%, had the Company not been an S Corporation during such period. The basic and diluted pro forma net loss per share is computed by dividing pro forma net loss by the weighted average number of shares outstanding during such period.

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

     For the three and six months ended June 30, 1998 and 1997, there was no dilutive effect of stock options or warrants as the Company incurred a net loss for such periods. Options to purchase 1,270,424 shares of Common stock at prices ranging from $5.09 to $20.50 per share were outstanding at June 30, 1998.


6)   COMPREHENSIVE INCOME:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency adjustments. The unrealized foreign currency exchange gains and losses for the three and six month periods ended June 30, 1998 and 1997 were immaterial.


7)   SUBSEQUENT EVENTS:

     Subsequent to June 30, 1998, the Company acquired Kestrel Data Management with records management operations in both Houston and Dallas, Texas; Bender Records Management, Reno, Nevada; Keystone Records Storage, Harrisburg, PA; Dallas Secured Records Storage, Dallas, Texas; and Data Management Systems, Ltd., Halifax, Nova Scotia. The aggregate cash consideration for these five acquisitions was approximately $63,000, which was primarily funded with borrowings under the Credit Facility.

8)   SUBSIDIARY INFORMATION:


The following summarized financial information of the Company's Canadian subsidiaries has been prepared from the books and records maintained by such subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian subsidiaries operated as an independent entity. Certain intercompany sales and charges are included in the subsidiaries' records and are eliminated in consolidation.

                         For the Three Months Ended June 30,              For the Six Months Ended June 30,
                   ---------------------------------------------    -------------------------------------------
                            1998                    1997                     1998                    1997
                   -------------------     ---------------------    --------------------     ------------------

 Revenues                      $ 9,676                    $4,366                 $15,131                 $8,554
 Gross margin                  $ 4,722                    $2,059                 $ 7,065                 $4,132
 Operating income              $ 2,731                    $1,014                 $ 3,921                 $2,068
 Net income (loss)             $(5,148)                   $  406                 $(5,334)                $  598


                                           June 30, 1998                December 31, 1997
                                   ---------------------------    ----------------------------

 Current assets                                       $  7,517                         $ 3,587
 Total assets                                         $116,481                         $33,056
 Current liabilities                                  $  8,693                         $ 2,018
 Long-term liabilities                                $137,380                         $25,652


In addition, the Company's domestic, wholly-owned subsidiaries are Monarch Box,
Inc., and Advanced Box, Inc.   These subsidiaries were established in 1997 to
hold investments and certain intangible assets of the Company. They do not have any other operations. There are no restrictions on the ability of any of the subsidiaries to transfer funds to the Company in the form of loans, advances or dividends, except as provided by applicable law.

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three-month and six-month periods ended June 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1998 and 1997, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30,  1997

Total revenues increased from $46.2 million for the three months ended June 30, 1997 to $64.1 million for the three months ended June 30, 1998, an increase of $17.9 million, or 38.8%. Twenty-four acquisitions were completed from April 1997 to June 1998, which accounted for $13.3 million, or 73.9%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing and acquired customers.

Storage revenues increased from $26.7 million for the three months ended June 30, 1997 to $37.2 million for the three months ended June 30, 1998, an increase of $10.5 million, or 39.3%. Service and storage material sales revenue increased from $19.5 million for the three months ended June 30, 1997 to $27.0 million for the three months ended June 30, 1998, an increase of $7.5 million, or 38.2%.

Cost of sales (excluding depreciation and amortization) increased from $25.6 million in the three months ended June 30, 1997 to $36.3 million in the three months ended June 30, 1998, an increase of $10.7 million, or 41.7%, and increased as a percentage of total revenues from 55.4% in the 1997 period to 56.6% in the 1998 period. The increase in dollars and as a percentage of total revenues resulted primarily from an increase in wages and benefits resulting from an increased number of employees and an increase in facility occupancy costs resulting from an increase in cubic feet stored from growth and acquisitions.

Selling, general and administrative expenses increased from $7.4 million for the three months ended June 30, 1997 to $8.9 million for the three months ended June 30, 1998, an increase of $1.5 million, or 19.5%, but decreased as a percentage of total revenues from 16.0% in the 1997 period to 13.8% in the 1998 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from the administrative efficiencies of operating in a centralized manner, including the use of the Company's proprietary PLUS(R) computer software system.

Depreciation and amortization expense increased from $5.2 million for the three months ended June 30, 1997 to $8.6 million for the three months ended June 30, 1998, an increase of $3.4 million, or 64.6%, and increased as a percentage of revenues from 11.3% for the three months ended June 30, 1997 to 13.4% for the three months ended June 30, 1998. The increase in both dollars and as a percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 24 acquisitions completed from April 1997 to June 1998 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company had a foreign currency exchange gain for the three months ended June 30, 1997 of $0.1 million (.1% of total revenues) and a loss of $3.7 million (5.8% of total revenues) for the three months ended June 30, 1998. The change in the foreign currency exchange is primarily due to a decrease in the value of the Canadian dollar as compared to the U.S. dollar. This movement affects liabilities denominated in U.S. dollars, primarily the $135.0 million principal amount of 8 1/8% Senior Notes issued by Pierce Leahy Command Company, a Canadian subsidiary of the Company, ("Command").

Interest expense increased from $8.1 million for the three months ended June 30, 1997 to $10.4 million for the three months ended June 30, 1998, an increase of $2.3 million, or 27.5%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $.1 million (.2% of total revenues) for the three months ended June 30, 1997 compared to a loss before income taxes of $3.7 million (5.7% of total revenues) for the three months ended June 30, 1998.

The Company recorded a provision for income taxes of $.8 million (or 1.2% of revenues) for the three months ended June 30, 1998. There were no income taxes in the six months ended June 30, 1997 since the Company operated as a Subchapter S corporation during such period.

As a result of the foregoing items, the net loss for the three months ended June 30, 1997 was $.1 million (.2% of total revenues) and the net loss was $4.5 million (6.9% of total revenues) for the three months ended June 30, 1998.

Earnings before interest expense, income taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $13.2 million for the three months ended June 30, 1997 to $19.0 million for the three months ended June 30, 1998, an increase of $5.8 million, or 44.2%. As a percentage of total revenues, EBITDA was 28.5% for the three months ended June 30, 1997 and 29.6% for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30,  1997

Total revenues increased from $86.4 million for the six months ended June 30, 1997 to $120.4 million for the six months ended June 30, 1998, an increase of $34.0 million, or 39.3%. Twenty- eight acquisitions were completed from January 1997 to June 1998, which accounted for $24.4 million, or 71.9%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing and acquired customers.

Storage revenues increased from $50.0 million for the six months ended June 30, 1997 to $70.4 million for the six months ended June 30, 1998, an increase of $20.4 million, or 40.8%. Service and storage material sales revenues increased from $36.4 million for the six months ended June 30, 1997 to $50.0 million for the six months ended June 30, 1998, an increase of $13.6 million, or 37.4%.

Cost of sales (excluding depreciation and amortization) increased from $47.9 million in the six months ended June 30, 1997 to $69.2 million in the six months ended June 30, 1998, an increase of $21.3 million, or 44.4%, and increased as a percentage of total revenues from 55.4% in the 1997 period to 57.5% in the 1998 period. The increase in dollars and as a percentage of total revenues resulted primarily from an increase in wages and benefits resulting from an increased number of employees and an increase in facility occupancy costs resulting from an increase in cubic feet stored from growth and acquisitions.

Selling, general and administrative expenses increased from $14.2 million for the six months ended June 30, 1997 to $17.6 million for the six months ended June 30, 1998, an increase of $3.4 million, or 24.4%, but decreased as a percentage of total revenues from 16.4% in the 1997 period to 14.6% in the 1998 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from the administrative efficiencies of operating in a centralized manner including the use of the Company's proprietary PLUS(R) computer software system.

Depreciation and amortization expense increased from $9.4 million for the six months ended June 30, 1997 to $15.8 million for the six months ended June 30, 1998, an increase of $6.4 million, or 67.6%, and increased as a percentage of revenues from 10.9% for the six months ended June 30, 1997 to 13.1% for the six months ended June 30, 1998. The increase in both dollars and percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 28 acquisitions completed from January 1997 to June 1998 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

The Company had a foreign currency exchange loss for the six months ended June 30, 1997 of $.1 million (.1% of total revenues) and a loss of $3.7 million (3% of total revenues) for the six months ended June 30, 1998. The change in the foreign currency exchange is primarily due to a decrease in the value of the Canadian dollar compared to the U.S. dollar. This movement affects liabilities denominated in U.S. dollars, primarily the $135.0 million principal amount of 8 1/8% Senior Notes issued by Command.

Interest expense increased from $14.9 million for the six months ended June 30, 1997 to $18.7 million for the six months ended June 30, 1998, an increase of $3.8 million, or 25.8%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $.04 million for the six months ended June 30, 1997 compared to a loss before income taxes of $4.5 million for the six months ended June 30, 1998.

The Company recorded a provision for income taxes of $1.0 million (.8% of total revenues) for the six months ended June 30, 1998. There were no income taxes in the six months ended June 30, 1997 since the Company operated as a Subchapter S corporation during such period.

As a result of the foregoing items, net loss for the six months ended June 30, 1997 was $.04 million and the net loss was $5.5 million (4.6% of total revenues) for the six months ended June 30, 1998.

EBITDA increased from $24.4 million for the six months ended June 30, 1997 to $33.6 million for the six months ended June 30, 1998, an increase of $9.2 million, or 38.0%. As a percentage of total revenues, EBITDA was 28.2% for the six months ended June 30, 1997 and 27.9% for the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant investments, consisting primarily of (i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (iii) client acquisition costs. Cash paid for these investments during the six months ended June 30, 1998 was $139.6 million, $19.2 million and $4.4 million, respectively. These investments were primarily funded with borrowings under the Credit Facility and through the issuance of $135.0 million principal amount of 8 1/8% Senior Notes due 2008 by Command. The notes are guaranteed on a senior subordinated basis by the Company.

During the six months ended June 30, 1998, the Company generated $15.2 million in net cash provided by operating activities as compared to net cash provided by operating activities of $4.0 million for the six months ended June 30, 1997. The $11.2 million increase in net cash provided by operating activities for the six months ended June 30, 1998 compared to the prior year period was primarily comprised of a $6.4 million increase in depreciation and amortization, a $3.8 million increase in working capital, and a $4.8 million foreign currency adjustment. This increase in foreign currency adjustment primarily relates to the non-cash charge related to the effect of the decrease of the Canadian dollar compared to the U.S. dollar on the Company's Canadian subsidiaries' liabilities denominated in U.S. dollars, primarily the $135.0 million principal amount of 8 1/8% Senior Notes.

The net cash provided by financing activities for the six months ended June 30, 1998 was $153.3 million, consisting primarily of the net proceeds from issuance by Command of $135.0 million principal amount of 8 1/8% Senior Notes on April 7, 1998, and $22.3 million of borrowings under the Credit Facility. As of June 30, 1998, the Company had $2.5 million of available cash and the Credit Facility providing for $150.0 million of U.S. dollar borrowings and $40.0 million of Canadian dollar borrowings, subject to certain limitations and amounts already outstanding. As of June 30, 1998, $44.0 million was outstanding under the Credit Facility.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The factors that could cause such a difference include, among others, the following: general economic and business condition; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this report. The forward-looking statements are made as of the date of this report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

PART II - OTHER INFORMATION


Item 4  Submission of Matters to a Vote of Security Holders

      The Company held its annual meeting of shareholders on May 15, 1998. The purpose of the meeting was to elect three directors to hold office until the annual meeting of shareholders in 2001 and to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for 1998.

      The vote with respect to electing the directors to hold office until the annual meeting of shareholders in 2001 was as follows:

                       FOR      WITHELD AUTHORITY
                    ----------  -----------------
J. Peter Pierce     13,508,623              1,351
Alan B. Campell     13,507,686              2,288
Thomas A. Decker    13,506,316              3,658

       The vote with respect to the appointment of Arthur Andersen LLP as the Company's independent accountants for 1998 was as follows:

                                       FOR                    AGAINST                    ABSTAIN
                             -----------------------  --------------------------------   -------

Item 6 - Exhibits and
 Reports on Form 8-K             13,507,407                  1,117                        1,450

(a)  Exhibits

     Exhibit 27 -         Financial Data Schedule for the six months ended June
                          30, 1998 submitted to the Securities and Exchange
                          Commission in electronic format

(b)  Reports on Form 8-K  The Company filed a Form 8-K reporting the acquisition of Archivex Inc. dated April 17, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PIERCE LEAHY CORP.



     August 14, 1998              By: /s/ Douglas B. Huntley
     ---------------                  -------------------------
        (date)                        Douglas B. Huntley
                                      Vice President and Chief Financial Officer
                                      (Principal Financial Officer)