Form 10-Q
period 1998-09-30
PIERCE LEAHY CORP
filed 1998-11-12
CIK 1020569

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

               For the Quarterly Period Ended September 30, 1998

                                      or

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

          For the Transition Period from ____________ to ___________

                        Commission file number 1-13045

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

As of November 6, 1998, there were 17,025,990 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                              PIERCE LEAHY CORP.
                                     INDEX

                                                                   Page
PART I -  FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1998
          and December 31, 1997                                      3

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1998 and 1997                   4

          Consolidated Statements of Operations for the Nine
          Months Ended September 30, 1998 and 1997                   5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1998 and 1997                   6

          Notes to Consolidated Financial Statements               7-10

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     11-16

PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                           17

          Signatures                                                 17

          Exhibit 27 - Financial Data Schedule                       18


                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                           (unaudited, in thousands)

                                                         September 30,    December 31,
                                    ASSETS                   1998            1997
                                                         -------------   -------------
CURRENT ASSETS:
   Cash                                                   $   4,358       $   1,782
   Accounts receivable, net of allowance for doubtful
     accounts of $3,433 and $2,399                           42,413          25,201
   Inventories                                                1,339             813
   Prepaid expenses and other                                 1,896           1,772
   Deferred income taxes                                      2,569           2,621
                                                         -------------   -------------
            Total current assets                             52,575          32,189
                                                         -------------   -------------
PROPERTY AND EQUIPMENT                                      280,751         214,981
  Less-Accumulated depreciation and amortization            (64,754)        (54,500)
                                                         -------------   -------------
           Net property and equipment                       215,997         160,481
                                                         -------------   -------------

OTHER ASSETS:
   Intangible assets, net                                   383,010         196,750
   Other                                                      3,047           5,293
                                                         -------------   -------------
            Total other assets                              386,057         202,043
                                                         -------------   -------------
                                                          $ 654,629       $ 394,713
                                                          ============    ============

               LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Current portion of long-term debt                      $   4,234       $   1,084
   Current portion of noncompete obligations                    221             220
   Accounts payable                                          10,485           8,838
   Accrued expenses                                          38,273          24,754
   Deferred revenues                                         13,014          10,199
                                                         -------------   -------------

            Total current liabilities                        66,227          45,095

LONG-TERM DEBT                                              506,487         277,767

NONCOMPETE OBLIGATIONS                                            -             126

DEFERRED RENT                                                 5,622           3,993

DEFERRED INCOME TAXES                                        12,386           8,409

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY                                         63,907          59,323
                                                         -------------   -------------

                                                          $ 654,629       $ 394,713
                                                          ============    ============


The accompanying notes are an integral part of these financial statements.

                         PIERCE LEAHY CORP.
               CONSOLIDATED STATEMENTS OF OPERATIONS
    (unaudited, in thousands except share and per share amounts)

                                                                    Three months ended September 30,
                                                                    ---------------   ---------------
                                                                         1998              1997
                                                                    ---------------   ---------------
REVENUES:
   Storage                                                           $     40,820      $     27,894
   Service and storage material sales                                      33,777            19,355
                                                                    ---------------   ---------------

            Total revenues                                                 74,597            47,249
                                                                    ---------------   ---------------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                  41,961            25,943
   Selling, general and administrative                                      9,882             7,087
   Depreciation and amortization                                            9,385             5,627
   Special compensation charge                                               -                1,752
   Foreign currency exchange                                                4,246                60
                                                                    ---------------   ---------------

            Total operating expenses                                       65,474            40,469
                                                                    ---------------   ---------------

            Operating income                                                9,123             6,780

INTEREST EXPENSE                                                           12,089             7,352
                                                                    ---------------   ---------------

             Loss before income taxes and extraordinary item               (2,966)             (572)

INCOME TAXES                                                                1,648             7,298
                                                                    ---------------   ---------------

             Loss before extraordinary item                                (4,614)           (7,870)

Extraordinary item-loss on early extinguishment of debt,
   net of $4,014 tax benefit in 1997                                          -               6,036
                                                                    ---------------   ---------------

NET LOSS                                                             $     (4,614)     $    (13,906)
                                                                    ===============   ===============

Basic and diluted net loss per Common share:

   Loss before extraordinary item                                    $      (0.27)     $      (0.49)
   Extraordinary item, net of tax                                             -               (0.37)
                                                                    ---------------   ---------------

   Net loss                                                          $      (0.27)     $      (0.86)
                                                                    ===============   ===============

Shares used in computing basic and diluted net loss
 per Common share                                                      17,025,990        16,190,290
                                                                    ===============   ===============


             The accompanying notes are an integral part of these financial statements.

                             PIERCE LEAHY CORP.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
        (unaudited, in thousands except share and per share amounts)

                                                                     Nine months ended September 30,
                                                                    ---------------------------------
                                                                         1998              1997
                                                                    ---------------   ---------------
REVENUES:
   Storage                                                           $    111,217      $     77,907
   Service and storage material sales                                      83,816            55,782
                                                                    ---------------   ---------------

            Total revenues                                                195,033           133,689
                                                                    ---------------   ---------------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                 111,155            73,852
   Selling, general and administrative                                     27,512            21,258
   Depreciation and amortization                                           25,181            15,051
   Special compensation charge                                               -                1,752
   Foreign currency exchange                                                7,908               180
                                                                    ---------------   ---------------

            Total operating expenses                                      171,756           112,093
                                                                    ---------------   ---------------

            Operating income                                               23,277            21,596

INTEREST EXPENSE                                                           30,772            22,207
                                                                    ---------------   ---------------

             Loss before income taxes and extraordinary item               (7,495)             (611)

INCOME TAXES                                                                2,613             7,298
                                                                    ---------------   ---------------
             Loss before extraordinary item                               (10,108)           (7,909)

Extraordinary item-loss on early extinguishment of debt,
   net of $4,014 tax benefit in 1997                                         -                6,036
                                                                    ---------------   ---------------

NET LOSS                                                             $    (10,108)     $    (13,945)
                                                                    ===============   ===============


Basic and diluted net loss per Common share                          $      (0.60)
                                                                    ===============

Shares used in computing basic and diluted net loss
 per Common share                                                      16,730,772
                                                                    ===============


Pro forma data:

   Historical loss before income taxes and extraordinary item                          $       (611)
   Pro forma income taxes                                                                     1,326
   Extraordinary item, net of tax                                                             6,036
                                                                                      ---------------

   Pro forma net loss available to Common shareholders                                 $     (7,973)
                                                                                      ===============

Pro forma basic and diluted net loss per Common share:

   Pro forma net loss before extraordinary item                                        $      (0.16)
   Extraordinary item, net of tax                                                             (0.48)
                                                                                      ---------------

   Pro forma basic and diluted net loss per Common share                               $      (0.64)
                                                                                      ===============

   Shares used in computing pro forma basic and diluted net loss per Common share        12,437,556
                                                                                      ===============


          The accompanying notes are an integral part of these financial statements.

                                  PIERCE LEAHY CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (unaudited, in thousands)

                                                                                       Nine months ended September 30,
                                                                                       -------------------------------
                                                                                            1998            1997
                                                                                       -------------   ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                                             $  (10,108)      $ (13,945)
   Adjustments to reconcile net loss to net cash
     provided by operating activites:
        Extraordinary Item                                                                      -            6,036
        Special compensation charge                                                             -            1,752
        Depreciation and amortization                                                       25,181          15,051
        Gain (loss) on sale of property and equipment                                           29              (5)
        Deferred income tax provision                                                        2,577           7,188
        Amortization of deferred financing costs                                             1,017             776
        Change in deferred rent                                                              1,045             680
        Foreign currency exchange and adjustment                                            10,422             180
        Changes in assets and liabilities, excluding the effects
          from the purchase of businesses:
                  (Increase) decrease in -
                      Accounts receivable, net                                             (10,129)         (6,214)
                      Inventories                                                             (385)           (251)
                      Prepaid expenses and other                                               564            (638)
                      Other assets                                                           2,324             979
                  Increase (decrease) in -
                      Accounts payable                                                       1,367          (3,424)
                      Accrued expenses                                                       2,062          (2,877)
                      Deferred revenue                                                       1,108             981
                                                                                       -------------   -------------
                               Net cash provided by  operating activities                   27,074           6,269
                                                                                       -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired, net of cash acquired                                (186,499)        (92,451)
   Capital expenditures                                                                    (30,468)        (27,081)
   Client acquisition costs                                                                 (7,334)         (6,875)
   Increase in intangible assets                                                            (5,684)         (7,449)
   Payments on noncompete obligations                                                         (165)           (442)
                                                                                       -------------   -------------
                               Net cash used in investing activities                      (230,150)       (134,298)
                                                                                       -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving line of credit                                                  165,423         140,845
   Payments on revolving line of credit                                                    (76,247)       (139,614)
   Proceeds from issuance of long-term debt                                                128,843         120,000
   Proceeds from issuance of Common Stock                                                      -            93,514
   Payments on long-term debt and capital lease obligations                                 (9,856)        (77,136)
   Prepayment penalty on early redemption of notes                                             -            (7,000)
   Payment of debt financing costs                                                          (2,511)         (1,866)
                                                                                       -------------   -------------
                               Net cash provided by financing activities                   205,652         128,743
                                                                                       -------------   -------------

NET INCREASE IN CASH                                                                         2,576             714

CASH, BEGINNING OF PERIOD                                                                    1,782           1,254
                                                                                       -------------   -------------

CASH, END OF PERIOD                                                                     $    4,358      $    1,968
                                                                                        ============    ============

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                                          $   30,188      $   25,546
                                                                                        ============    ============


      The accompanying notes are an integral part of these financial statements.


                              PIERCE LEAHY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (unaudited, in thousands except share and per share amounts)


1)   GENERAL:

     The interim consolidated financial statements presented herein have been prepared by Pierce Leahy Corp. ("Pierce Leahy" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

     The consolidated balance sheet as of December 31, 1997 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for such year.


2)   ACQUISITIONS:

     During 1997, the Company purchased 17 records management businesses. For the nine months ended September 30, 1998, 15 records management businesses and one marketing literature fulfillment business were purchased by the Company. All 1998 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price for the 1998 acquisitions exceeded the underlying estimated fair value of the net assets acquired by $177,989, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the nine months ended September 30, 1998, the Company paid an aggregate of approximately $204,090 for the acquisitions, of which $186,499 was in cash provided primarily through borrowings under the Company's credit facility (the "Credit Facility"), and from the proceeds from the issuance of $135,000 principal amount of 8 1/8% Senior Notes by the Company's principal Canadian subsidiary. The remainder of the purchase price was comprised of shares of Common Stock with a deemed value of $14,416, and $3,175 in seller notes. Certain purchase agreements contain purchase price adjustments and earn-out provisions contingent upon future performance and other criteria that could affect the ultimate net cash paid for such acquisitions.

3)   LONG-TERM DEBT:


                                                         September 30,              December 31,
                                                              1998                      1997
                                                   -----------------------     --------------------
11 1/8% Senior Subordinated Notes due 2006                        $130,000                 $130,000
 9 1/8% Senior Subordinated Notes due 2007                         120,000                  120,000
 8 1/8% Senior Notes due 2008                                      134,534                        -
U.S. Revolver                                                      110,000                        -
Canadian Revolver                                                        -                   22,303
Mortgage Notes                                                       7,463                    5,369
Seller Notes                                                         4,142                    1,051
Other                                                                4,582                      128
                                                   -----------------------     --------------------
                                                                   510,721                  278,851
Less: Current portion                                               (4,234)                  (1,084)
                                                   -----------------------     --------------------
                                                                  $506,487                 $277,767
                                                   =======================     ====================

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

4)   PRO FORMA INCOME TAXES AND BASIC AND DILUTED NET LOSS PER SHARE:

     Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for the nine months ended September 30, 1997 reflects taxes which would have been recorded on the historical loss before income taxes, at an effective rate of 39%, had the Company not been an S Corporation during such period. The basic and diluted pro forma net loss per share is computed by dividing pro forma net loss by the weighted average number of shares outstanding during such period.


5)   EARNINGS PER SHARE:

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income (loss) by the weighted average number of Commo n shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. The Company was required to and did adopt SFAS No. 128 during the period ended December 31, 1997. For the three- and nine-months ended September 30, 1998 and 1997, there was no dilutive effect of stock options or warrants as the Company incurred a net loss for such periods. Options to purchase 1,270,424 shares of Common stock at prices ranging from $5.09 to $20.50 per share were outstanding at September 30, 1998.


6)   COMPREHENSIVE INCOME:

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income", which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The unrealized foreign currency translation gains and losses for the three- and nine-month periods ended September 30, 1998 and 1997 were immaterial.

7)   SUBSIDIARY INFORMATION:

     The following summarized financial information of the Company's Canadian subsidiaries has been prepared from the books and records maintained by such subsidiaries. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian subsidiaries operated as independent entities. Certain intercompany sales and charges are included in the subsidiaries' records and are eliminated in consolidation.

                               For the Three Months Ended Sept 30,      For the Nine Months Ended Sept 30,
                           --------------------------------------     -------------------------------------
                                  1998                 1997                   1998                1997
                           ---------------     ------------------     -----------------     ---------------
 Revenues                          $ 9,746                 $4,252              $ 24,877             $12,806
 Gross Margin                      $ 4,496                 $2,192              $ 11,561             $ 6,324
 Operating income                  $ 2,412                 $1,186              $  6,333             $ 3,254
 Net income (loss)                 $(6,656)                $ (360)             $(11,990)            $   238


                                        September 30, 1998              December 31, 1997
                                  -----------------------------    -------------------------
 Current assets                                        $  8,174                      $ 3,587
 Total assets                                          $116,552                      $33,056
 Current liabilities                                   $ 10,426                      $ 2,018
 Long-term liabilities                                 $136,699                      $25,652



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

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three-month and nine-month periods ended
September 30, 1998 and 1997 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 1998 and 1997, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Annual Report on Form 10-K for such year.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues increased from $47.2 million for the three months ended September 30, 1997 to $74.6 million for the three months ended September 30, 1998, an increase of $27.4 million, or 57.9%. Twenty-six acquisitions were completed from July 1997 through September 1998, which accounted for $19.2 million, or 70.1%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $27.9 million for the three months ended September 30, 1997 to $40.8 million for the three months ended September 30, 1998, an increase of $12.9 million, or 46.3%. Service and storage material sales revenue increased from $19.4 million for the three months ended September 30, 1997 to $33.8 million for the three months ended September 30, 1998, an increase of $14.4 million, or 74.5%.

Cost of sales (excluding depreciation and amortization) increased from $25.9 million in the three months ended September 30, 1997 to $42.0 million in the three months ended September 30, 1998, an increase of $16.1 million, or 61.7%, and increased as a percentage of total revenues from 54.9% in the 1997 period to 56.3% in the 1998 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The increase as a percentage of total revenues resulted primarily from increased cost of sales from acquisitions not yet integrated into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $7.1 million for the three months ended September 30, 1997 to $9.9 million for the three months ended September 30, 1998, an increase of $2.8 million, or 39.4%, but decreased as a percentage of total revenues from 15.0% in the 1997 period to 13.2% in the 1998 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies of operating in a centralized manner including the use of the Company's PLUS(R) system.

Depreciation and amortization expense increased from $5.6 million for the three months ended September 30, 1997 to $9.4 million for the three months ended September 30, 1998, an increase of $3.8 million, or 66.8%, and increased as a percentage of total revenues from 11.9% for the three months ended September 30, 1997 to 12.6% for the three months ended September 30, 1998. The increase in both dollars and as a percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 26 acquisitions completed from July 1997 through September 1998 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

A special compensation charge of $1.8 million was incurred during the three months ended September 30, 1997. This charge related to the write-off of the unamortized compensation expense due to the acceleration of vesting of stock options granted on January 1, 1997 in conjunction with the Company's initial public offering of Common Stock.

The Company had a foreign currency exchange loss for the three months ended September 30, 1997 of $0.1 million (.1% of total revenues) and $4.2 million (5.7% of total revenues) for the three months ended September 30, 1998. The increase in the foreign currency exchange loss is primarily due to a decrease in the value of the Canadian dollar as compared to the U.S. dollar. This movement affects U.S. dollar denominated liabilities of the Company's Canadian subsidiaries, primarily the $135.0 million principal amount of 8 1/8% Senior Notes issued by Pierce Leahy Command Company, a Canadian subsidiary of the Company ("Command").

Interest expense increased from $7.4 million for the three months ended September 30, 1997 to $12.1 million for the three months ended September 30, 1998, an increase of $4.7 million, or 64.4%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes and extraordinary item of $0.6 million (-1.2% of total revenues) for the three months ended September 30, 1997 compared to a loss before income taxes of $3.0 million (-4.0% of total revenues) for the three months ended September 30, 1998.

The Company recorded a provision for income taxes of $7.3 million (15.4% of total revenues) for the three months ended September 30, 1997 compared to a provision for income taxes of $1.6 million (2.2% of total revenues) for the three months ended September 30, 1998. The decrease in dollars and as a percentage of total revenues is primarily due to the inclusion of a $6.6 million income tax expense, related to the termination of the Company's Subchapter S status in the results for the three months ended September 30, 1997.

The Company recorded an extraordinary item of $6.0 million (12.8% of total revenues) for the three months ended September 30, 1997 related to the early extinguishment of debt. The $6.0 million extraordinary item for the three months ended September 30, 1997 is net of a tax benefit of $4.0 million.

As a result of the foregoing items, the net loss for the three months ended September 30, 1997 was $13.9 million (-29.4% of total revenues) and the net loss was $4.6 million (-6.2% of total revenues) for the three months ended
September 30, 1998.

Earnings before interest expense, income taxes, depreciation and amortization, special compensation charge, and foreign currency exchange ("EBITDA") increased from $14.2 million for the three months ended September 30, 1997 to $22.8 million for the three months ended September 30, 1998, an increase of $8.6 million, or 60.0%. As a percentage of total revenues, EBITDA was 30.1% for the three months ended September 30, 1997 and 30.5% for the three months ended September 30, 1998.


NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

Total revenues increased from $133.7 million for the nine months ended September 30, 1997 to $195.0 million for the nine months ended September 30, 1998, an increase of $61.3 million, or 45.9%. Thirty-three acquisitions were completed from January 1997 through September 1998, which accounted for $43.1 million, or 70.3%, of such increase in total revenues. The balance of the revenue growth resulted from sales to new customers and from net increases in cubic feet stored from existing customers.

Storage revenues increased from $77.9 million for the nine months ended September 30, 1997 to $111.2 million for the nine months ended September 30, 1998, an increase of $33.3 million, or 42.8%. Service and storage material sales revenues increased from $55.8 million for the nine months ended September 30, 1997 to $83.8 million for the nine months ended September 30, 1998, an increase of $28.0 million, or 50.3%.

Cost of sales (excluding depreciation and amortization) increased from $73.9 million in the nine months ended September 30, 1997 to $111.2 million in the nine months ended September 30, 1998, an increase of $37.3 million, or 50.5%, and increased as a percentage of total revenues from 55.2% in the 1997 period to 57.0% in the 1998 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The increase as a percentage of total revenues resulted primarily from increased cost of sales from acquisitions not yet integrated into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $21.3 million for the nine months ended September 30, 1997 to $27.5 million for the nine months ended September 30, 1998, an increase of $6.2 million, or 29.4%, but decreased as a percentage of total revenues from 15.9% in the 1997 period to 14.1% in the 1998 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales force and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies of operating in a centralized manner including the use of the Company's PLUS(R) system.

Depreciation and amortization expense increased from $15.1 million for the nine months ended September 30, 1997 to $25.2 million for the nine months ended September 30, 1998, an increase of $10.1 million, or 67.3%, and increased as a percentage of revenues from 11.3% for the nine months ended September 30, 1997 to 12.9% for the nine months ended September 30, 1998. The increase in both dollars and percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 33 acquisitions completed from January 1997 through September 1998 and to capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and client acquisition costs.

A special compensation charge of $1.8 million was incurred during the nine months ended September 30, 1997. This charge relates to the write-off of the unamortized compensation expense due to the acceleration of vesting of stock options granted on January 1, 1997 in conjunction with the Company's initial public offering of Common Stock.

The Company had a foreign currency exchange loss for the nine months ended September 30, 1997 of $.2 million (.1% of total revenues) and $7.9 million (4.1% of total revenues) for the nine months ended September 30, 1998. The increase in the foreign currency exchange loss is primarily due to a decrease in the value of the Canadian dollar compared to the U.S. dollar. This movement affects U.S. dollar denominated liabilities of the Company's Canadian subsidiaries, primarily the $135.0 million principal amount of 8 1/8% Senior Notes issued by Command.

Interest expense increased from $22.2 million for the nine months ended September 30, 1997 to $30.8 million for the nine months ended September 30, 1998, an increase of $8.6 million, or 38.6%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes and extraordinary item of $0.6 million (-0.5% of total revenues) for the nine months ended September 30, 1997 compared to a loss before income taxes of $7.5 million (-3.8% of total revenues) for the nine months ended September 30, 1998.

The Company recorded a provision for income taxes of $7.3 million (5.5% of total revenues) for the nine months ended September 30, 1997 compared to a provision for income taxes of $2.6 million (1.3% of total revenues) for the nine months ended September 30, 1998. The decrease in dollars and as a percentage of total revenues is primarily due to the inclusion of a $6.6 million income tax expense, related to the termination of the Company's Subchapter S status in the results for the nine months ended September 30, 1997.

The Company recorded an extraordinary item of $6.0 million (4.5% of total revenues) for the nine months ended September 30, 1997 related to a loss on the early extinguishment of debt. The $6.0 million extraordinary item for the nine months ended September 30, 1997 is net of a tax benefit of $4.0 million.

As a result of the foregoing items, net loss for the nine months ended September 30, 1997 was $13.9 million (-10.4% of total revenues) and net loss was $10.1 million (-5.2% of total revenues) for the nine months ended September 30, 1998.

EBITDA increased from $38.6 million for the nine months ended September 30, 1997 to $56.4 million for the nine months ended September 30, 1998, an increase of $17.8 million, or 46.1%. As a percentage of total revenues, EBITDA remained the same at 28.9% for the nine months ended September 30, 1997 and September 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant investments, consisting primarily of (i) acquisitions, (ii) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (iii) client acquisition costs. Cash paid for these investments during the nine months ended September 30, 1998 was $186.5 million, $30.5 million and $7.3 million, respectively. These investments were primarily funded with borrowings under the Credit Facility and through the issuance of $135.0 million principal amount of 8 1/8% Senior Notes due 2008 by Command. The notes are guaranteed on a senior subordinated basis by the Company.

During the nine months ended September 30, 1998, the Company generated $27.1 million in net cash provided by operating activities as compared to net cash provided by operating activities of $6.3 million for the nine months ended September 30, 1997. The increase in net cash provided by operating activities of $20.8 million primarily resulted from the $17.8 million increase in EBITDA and an $8.4 million increase in working capital, which was offset by an increase in cash paid for interest of $4.6 million.

The net cash provided by financing activities for the nine months ended September 30, 1998 was $205.7 million, consisting primarily of the net proceeds from issuance by Command of $135.0 million principal amount of 8 1/8% Senior Subordinated Notes on April 7, 1998, and $165.4 million of borrowings under the Credit Facility, offset by payments of $76.2 to the Credit Facility. As of September 30, 1998, the Company had $4.4 million of available cash and the Credit Facility providing for $150.0 million of U.S. dollar borrowings and $40.0 million of Canadian dollar borrowings, subject to certain limitations and amounts already outstanding. As of September 30, 1998, $110.0 million was outstanding under the Credit Facility. On the basis of its reported third quarter results, as of September 30, 1998, the Company had available approximately $50.0 million of additional borrowing capacity under the Credit facility, Senior Subordinated Notes and the Senior Notes.

YEAR 2000 COMPLIANCE

The Company uses a number of computer software programs and systems in its operations, including the PLUS(R) system and embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. The Company has developed a plan designed to make its system compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS(R) system databases and programs has been completed and code modifications and testing are scheduled to be completed by December 31, 1998. The present version of the Company's internal financial accounting system is not year 2000 compliant and is scheduled to be upgraded by December 31, 1998. The Company is also working with its other internal information systems and network providers so that all systems are year 2000 compliant. The Company's estimates that the expenses and capital expenditures associated with achieving year 2000 compliance will approximate $0.4 million of which approximately $0.3 million had been expended as of September 30, 1998. The Company estimates that its remediation costs incurred to date in connection with the Year 2000 issue, including the replacement of non-compliant systems, software modifications and validation, have been approximately $0.3 million. In addition, the Company estimates the cost to complete its Year 2000 evaluation, remediation and validation of all systems will approximate an additional $0.1 million. Funding for costs incurred to date has come from cash flows from operations, and future costs are expected to be funded in a similar manner. The Company has not deferred any significant system projects due to its Year 2000 efforts.

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

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

                 Exhibit 27 - Financial Data Schedule for the nine months ended
                              September 30, 1998 submitted to the Securities and Exchange Commission in electronic format

         (b)  Reports on Form 8-K

                 The Company filed a Form 8-K on July 6, 1998 reporting, under item 2 of such form, the acquisition of Kestrel Holdings, Inc. Included in the Form 8-K were the following financial statements:

                 (i)  Consolidated Financial Statements of Kestrel Holdings,
                       Inc.:
                      Auditor's Report
                      Consolidated Balance Sheets
                      Consolidated Statements of Earnings
                      Consolidated Statements of Retained Earnings
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

                 (ii) Consolidated Financial Statements of Archivex Limited:
                      Auditor's Report
                      Consolidated Balance Sheets
                      Consolidated Statements of Earnings
                      Consolidated Statements of Retained Earnings
                      Consolidated Statements of Cash Flows
                      Notes to Consolidated Financial Statements

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  PIERCE LEAHY CORP.



     November 12, 1998            By: / s / Douglas B. Huntley
     -----------------                -------------------------------
      (date)                      Douglas B. Huntley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)