Form 10-K405
period 1998-12-31
PIERCE LEAHY CORP
filed 1999-03-26
CIK 1020569

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   ________

                                   FORM 10-K
(Mark One)
 X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
 -
OF 1934

For the fiscal year ended December 31, 1998

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

               Yes   X                             No_____
                   -----

[X]       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K

As of March 15, 1999, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $228,199,848.

As of March 15, 1999, 17,036,581 shares of Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III - Portions of the Registrant's definitive Proxy Statement with respect to the Registrant's 1999 Annual Meeting of Shareholders to be filed no later than 120 days after the end of the Registrant's Fiscal year.

================================================================================

                                    PART I


ITEM 1.  BUSINESS.
------   ---------

GENERAL

     Pierce Leahy Corp. ("the Company") is the largest hard copy records management company in North America, as measured by cubic feet of records under management. As of March 1, 1999, the Company had approximately 85 million cubic feet of records under management. The Company operates a total of 246 records management facilities of which 200 are in the United States, 38 are in Canada, and eight are in the United Kingdom.

     The Company is a full-service provider of records management and related services, enabling customers to outsource their data and records management functions. The Company offers storage for all major media, including paper (which has typically accounted for approximately 95% of the Company's storage revenues), computer tapes, optical discs, microfilm, video tapes and X-rays. In addition, the Company provides next day or same day records retrieval and delivery, allowing customers prompt access to all stored material. The Company also offers other data management services, including customer records management programs, imaging services and records management consulting services, and marketing literature storage and fulfillment services.

     The Company serves a diversified group of over 40,000 customer accounts in a variety of industries such as financial services, manufacturing, transportation, healthcare and law. The Company's storage and related services are typically provided pursuant to contracts that include recurring monthly storage fees, which continue until such records are permanently removed (for which the Company charges a fee), and additional charges for services such as retrieval on a per unit basis.

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

ACQUISITION HISTORY AND GROWTH STRATEGY

     The Company believes that the consolidation trend occurring in the records management industry will continue and that acquisitions will remain an important part of its growth strategy. During 1998, the Company completed 16 acquisitions, totaling approximately 13.2 million cubic feet of records at the time of acquisition. One of these acquisitions, Comac, was a marketing fulfillment company. Since January 1, 1999, the Company has completed three acquisitions, totaling approximately 1.6 million cubic feet of records at the time of acquisition, including a U.K. based records management company with eight facilities throughout England and Scotland. This acquisition establishes the Company as the fourth largest records management company in the U.K. and represents the Company's first major entrance into the European market.

The following table summarizes certain information for each acquisition since January 1, 1998:


                                                                          EXISTING/           DATE OF
   ACQUISITION                                    LOCATION               NEW LOCATION       ACQUISITION
   -----------                                    --------               ------------       -----------
   Automated Record Centres Limited               Toronto               Existing           January 1998
   Record Archives Corp.                          Houston               Existing           January 1998
   DataStor, Inc.                                 St. Louis             Existing           January 1998
   Off-Site Records Management, Inc.              Dallas                Existing           February 1998
   DVX. Inc. d/b/a Deliverex of Denver            Denver                Existing           March 1998
   Amodio Archives                                New Britain, CT       Existing           April 1998
   Archivex, Inc.                                 Canada-various        Existing/New       April 1998
   All-Safe Archives, Inc.                        Boston                Existing           May 1998
   The Records Centre                             Detroit               Existing           May 1998
   Comac Services, Inc.                           US-various            N/A (1)            May 1998
   Data Protection Services                       Alabama               Existing           June 1998
   Kestrel Holdings, Inc.                         Dallas & Houston      Existing           July 1998
   Bender Records Service                         Reno                  New                July 1998
   Keystone Records Management, Inc.              Harrisburg            New                July 1998
   Dallas Secured Records Storage, Inc.           Dallas                Existing           July 1998
   Data Management Systems, Ltd.                  Halifax               New                July 1998
   Allards Record Center                          New Hampshire         New                January 1999
   Medex Systems Storage, Inc.                    Edmonton              Existing           January 1999
   DataVault, Limited                             U.K.-various          New                February 1999

   (1) Comac is a marketing fulfillment company.


DESCRIPTION OF SERVICES

     The Company's records management services are focused on storage, retrieval and data management of hard copy documents.

Storage

     Storage revenues were 57% of total revenues during 1998. Nearly all of the Company's storage fees are derived from hard copy storage. During 1998, the Company generated 95% of its storage revenues from hard copy storage and 5% from vault storage for special items such as computer tapes, X-rays, films or other valuable items. Storage charges typically are billed monthly on a per cubic foot basis.

     The Company tracks all of its records stored in cartons, from initial pick-up through permanent removal, with the use of its Pierce Leahy User Solution(R) (PLUS(R)) computer system. Bar-coded boxes are packed by the customer and transported by the Company's transportation department to the appropriate facility where they are scanned and placed into storage at the location designated by PLUS(R). At such time, the Company's data input personnel enter the data twice (i.e., double key verifying) to enhance the integrity of the information entered into the system.

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

     In addition to providing traditional storage, customers may contract with the Company to manage their on-site records or file services center. Such management services generally include providing Company personnel to manage the customer's active files (including records storage and tracking) at the customer's facilities, supplemented by off-site storage at the Company's facilities. As part of this service, the Company can use its own specifically developed PLUSLink(R) active file room management software, or the customer's existing system. The Company also provides consulting and other services on an individualized basis, including advisory work for customers setting up in-house records management systems. In addition, the Company sells cardboard boxes and other storage containers to its customers.

     The Company offers marketing literature storage and fulfillment services through its Comac Services division, which was acquired in May 1998. This division stores customer marketing literature and delivers this material to sales offices, trade shows, and prospective customers' sites based on current and prospective customer orders. Comac also assembles custom marketing packages, and orders, manages, and provides detailed reporting on customer marketing literature inventories.

RECORDS STORAGE CUSTOMER SERVICE

     In North America, customer calls are routed into one of the Company's two centralized customer service departments located in the Company's U.S. and Canadian corporate headquarters. Corporate headquarters service departments are staffed and can receive customer calls 24 hours a day, seven days a week. Routine pick-up and delivery requests are dispatched directly by customer service representatives to local facilities as directed by PLUS(R). Customers in the U.K. continue to be serviced by each of the Datavault operation centers.

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

MANAGEMENT INFORMATION SYSTEMS

     The Company believes that PLUS(R), its core management information system, is the most sophisticated records management system in the industry, and provides the Company with a significant customer service and cost advantage in attracting and retaining major accounts with records storage needs in multiple locations and in acquiring other records management companies. PLUS(R) utilizes modern database technology, proprietary software and extensive bar coding in a flexible, enterprise-wide, client/server environment that allows customers and Company employees real time access to a common shared database of information. The Company's centralized customer service and billing functions eliminate the need for redundant functions at individual facilities. In addition, the PLUS(R) system enables the Company to offer its customers full life cycle records management, from file creation to destruction, and coordinates inventory control, order entry, billing, material sales, service activity, and customer and management reporting on a centralized basis.

     Pierce Leahy has developed an integrated set of state-of-the-art information technology systems around its core PLUS(R) system to support all major aspects of its customers' records management needs. These include:

     . PLUSWeb(R) - Provides customers with a fully interactive, real time, web-based means to access their off-site records management information maintained within the PLUS(R) system. With its user-friendly graphical user interface, customers can perform inventory research, order entry and order status inquiry, input new boxes and files to be transmitted, maintain and modify descriptive information on their inventory, and conduct online invoice inquiries.

     . PLUSConnect(R) - Provides larger customers with their own records management systems, and the ability to place orders from directly within their own system. Customers' orders are electronically transmitted to Pierce Leahy without further human intervention via the Internet or other communications network.

     . PLUSLink(R) - Where Pierce Leahy manages customers' on-site, active file rooms, PLUSLink(R) extends PLUS(R)'s off-site records management capabilities into customers' active file rooms. It is designed around Pierce Leahy's workflow and business process methods.

     . Web Order Form - For smaller customers not requiring inventory research or more extensive interaction with the PLUS(R) system, the web order form provides a convenient and easy to use means of quickly placing an order without having to make a telephone call or send a fax.

SALES AND MARKETING

     During the past five years, the Company has invested significant effort in developing its records storage sales and marketing department, which currently has approximately 130 employees in the United States and 27 employees in Canada. Sales representatives are trained to sell a "total systems approach," in which a customer's records management requirements are surveyed and evaluated in order to determine the file management system which best meets the customer's needs and to offer recommendations on how to implement such a system.

     The Company's U.S. sales and marketing department is divided into groups that report to the Company's Vice President, Sales and Marketing. Two Canadian sales managers report to a National Sales Director who reports to the President, Pierce Leahy Canada. The Company's sales force is divided between sales representatives who focus on large accounts which frequently have operations in multiple cities and a group of sales representatives who focus on smaller, single market customers. In addition the Company has a dedicated healthcare sales organization. The sales force is primarily compensated on a commission basis with incentives tied to the Company's sales goals. The Company also uses telemarketing, direct response and print advertising to assist in its marketing programs.

CUSTOMERS

     The Company serves a diversified group of over 40,000 customer accounts in a variety of industries, including financial services, manufacturing, transportation, healthcare and law. The Company tracks customer accounts, which are based on invoices. Accordingly, depending on how invoices have been arranged at the request of a customer, one customer may have multiple customer accounts. None of the Company's customers accounted for more than 2% of the Company's total revenues during 1998. The Company services all types of customers from small to medium size companies (such as professional groups and law firms that often have one location) to Fortune 500 companies that have operations in multiple locations.

     The Company's contracts with larger, typically multi-location customers usually provide for an initial term of five or more years, and contracts with other customers typically provide for initial terms of one or two years. Both types of contracts generally have annual renewals after the initial term (with either party having the right to terminate the contract). Customers are generally charged monthly storage fees until their records are destroyed or permanently removed, for which fees are charged.

COMPETITION

     The Company competes with numerous records management companies in all geographic areas in which it operates. The Company believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology, and believes that it generally competes effectively based on these factors. Management believes that, except for Iron Mountain Incorporated, all of the Company's competitors in North America have records management revenues significantly lower than those of the Company. The Company believes that the trend towards consolidation in the industry will continue and the Company also faces competition in identifying attractive acquisition candidates. In addition, the Company faces competition from the internal document handling capability of its current and potential customers.

     The substantial majority of the Company's revenues are derived from the storage of paper records and from related services. Alternative technologies for generating, capturing, managing, transmitting and storing information have been developed, many of which require significantly less space than paper. Such technologies include computer media, microforms, audio/video tape, film, CD-ROM and optical disc. Management believes that conversion of paper documents into these storage media is currently not cost effective for inactive records, primarily due to the higher labor cost of preparing and converting the documents for imaging, indexing the images for subsequent retrieval, and ensuring that all the documents were imaged legibly.

EMPLOYEES

     As of December 31, 1998, the Company had 3,263 employees, including 675 employees in Canada. Approximately 65 employees of Archivex, Limited in Canada are covered by a collective bargaining agreement. Management considers its employee relations to be good.

INSURANCE

     The Company carries comprehensive property insurance covering replacement costs of real and personal property. Subject to certain limitations and deductibles, such policies also cover extraordinary expenses associated with business interruption and damage or loss from fire, flood or earthquakes (in certain geographic areas), and losses at the Company's facilities up to approximately $600 million, in the aggregate.

ENVIRONMENTAL MATTERS

     The Company's properties and operations past or present, may be subject to liability under various environmental laws, regardless of fault, for the investigation, removal or remediation of soil or groundwater, on or off-site, resulting from the release or threatened release of hazardous materials, as well as damages to natural resources. The past or present owner or operator of contaminated property may also be subject to claims for damages and remediation costs from third parties based upon the migration of any hazardous materials to other properties.

     At certain of the properties owned or leased by the Company, petroleum products or other hazardous materials are or were stored in underground storage tanks ("USTs"). Some formerly used USTs have been removed; others were abandoned in place. The Company believes all of the USTs are registered, where required under applicable law. The Company also is aware of the presence in some of its facilities of asbestos-containing materials, but believes that no action is presently required to be taken as a result of such materials.

     At the Company's New Jersey facility, certain contamination has been discovered resulting from operations of the prior owner thereof. The prior owner, which has agreed to be responsible for the cost of such remediation, is completing remediation of the property under a consent order with the New Jersey Department of Environmental Protection ("NJDEP"). The prior owner has posted a $1.1 million letter of credit with the NJDEP. The Company has purchased an environmental liability insurance policy covering the cleanup costs to the Company, if any, resulting from any on- or off-site environmental condition at the facility existing at the time of its acquisition by the Company, with a $500,000 deductible and policy limits of $4 million per occurrence/$8 million in the aggregate, provided the claim first arises during the term of the policy, which extends through August 10, 2003.

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

ITEM 2. PROPERTIES.
------- -----------

     As of March 1, 1999, the Company operated a total of 246 records management facilities of which 200 are in the United States, 38 are in Canada and eight are in the U.K. Of the 17.2 million square feet of floor space (representing over 115.1 million cubic feet of storage capacity) in the Company's records facilities, approximately 35% and 65% (37% and 63% on a cubic footage basis) are in owned and leased facilities, respectively. The Company's facilities are located as follows:

                                                                          Records
                                                                        Management          Cubic Feet of
                               Region                                   Facilities            Capacity
                               -------                               ----------------    -----------------
United States
     Southern Region..............................................            29          12.2 million
     (Includes: Alabama, Florida, Georgia,
     Kentucky, Louisiana, North Carolina,
     Tennessee, and Virginia)

     Northern Region..............................................            60          42.0 million
     (Includes: Connecticut, Delaware, Maryland,
     Massachusetts, New Hampshire, New Jersey,
     New York, Ohio, and Pennsylvania)

     Midwest Region...............................................            82          32.7 million
     (Includes: Colorado, Illinois, Indiana, Michigan,
     Minnesota, Missouri, New Mexico, Oklahoma,
     and Texas)

     Western Region..........................................                 29           9.1 million
                                                                     ----------------    -----------------
     (Includes: Arizona, California, Nevada, Utah,
     and Washington)

     Total U.S.  .................................................           200          96.0 million

Canada............................................................            38          17.0 million

     (Includes: Calgary, Edmonton, Halifax,
     Montreal, Ottawa, Toronto, Vancouver, and
     Winnepeg)

United Kingdom ...................................................             8           2.1 million
                                                                     ----------------    -----------------
     (Includes: Bristol, Edinburgh, Glasgow,
     Kemble, London, Manchester, and Reading)


     Total ......................................................            246         115.1 million
                                                                     ================    =================

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------- ----------------------------------------------------

     Not Applicable


ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT.
-------- --------------------------------------

     The following is a list of the Company's executive officers, their ages and their positions. Each executive officer serves at the pleasure of the Company's Board of Directors.

                                                                                       Other Position held
                 Name                    Age                Position                  in the last five years
----------------------------------------------------------------------------------------------------------------
J. Peter Pierce.......................   53     President, Chief Executive         Chief Operating Officer
                                                Officer and Director               (1984 - 1995)
                                                (1995 - Present)

Douglas B. Huntley ...................   38     Vice President, Chief
                                                Financial Officer and Director
                                                (1994 - Present)

Joseph A. Nezi........................   52     Vice President Sales and
                                                Marketing
                                                (1991 - Present)

David Marsh...........................   50     Vice President, Chief              Assistant to the President
                                                Information Officer                (1994), Manager - Mass.
                                                (1995 - Present)                   Institute of Technology
                                                                                   (1986 - 1994)

Ross M. Engelman......................   35     Vice President, Operations         Vice President
                                                South                              Information Services
                                                (1994 - Present)                   (1993 - 1994)

J. Michael Gold ......................   39     Vice President, Operations
                                                Northeast
                                                (1993 - Present)

Christopher J. Williams ..............   40     Vice President, Operations
                                                West
                                                (1993 - Present)

Joseph P. Linaugh ....................   49     Vice President, Treasurer
                                                (1994 - Present)

                                    PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------  -----------------------------------------------------------------
         MATTERS.
         -------

MARKET INFORMATION

     The Company's Common Stock began trading publicly on the New York Stock Exchange ("NYSE") under the symbol "PLH" on July 1, 1997. Prior to that date there was no market for the Common Stock. The following table sets forth, for the periods indicated, the range of high and low closing prices for the Common Stock as reported on the New York Stock Exchange, Inc. Composite Transaction Tape.


     QUARTER ENDED                   HIGH            LOW
     -------------                   ----            ---
     September 30, 1997              $29 5/16        $23 9/16
     December 31, 1997               $31 1/16        $15 7/16

     March 31, 1998                  $27             $20 3/8
     June 30, 1998                   $28 7/8         $23 1/4
     September 30, 1998              $25 7/8         $16 3/4
     December 31, 1998               $26             $17 5/8

HOLDERS OF RECORD

     Based on requests for proxy materials, the Company believes there are approximately 2,400 holders of the Common Stock.

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

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------

                                                                                        YEAR ENDED DECEMBER 31,
                                                                              (AMOUNTS IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                        1998          1997          1996         1995        1994
                                                                     ---------------------------------------------------------------
STATEMENT OF OPERATIONS DATA:
Revenues
   Storage                                                            $153,533      $107,879      $ 75,900     $ 55,501    $ 47,123
   Service and storage material sales                                  116,767        75,638        53,848       39,895      35,513
                                                                     ---------     ---------     ---------    ---------   ---------
       Total Revenues                                                  270,300       183,517       129,748       95,396      82,636

Cost of sales, excluding depreciation
   and amortization                                                    154,435       101,940        73,870       55,616      49,402
Selling, general & administrative                                       36,994        30,070        20,007       16,148      15,882
Depreciation & amortization                                             35,772        21,528        12,869        8,163       8,436
Special compensation charge                                                  -         1,752             -            -           -
Foreign currency exchange                                                7,907           702             -            -           -
Consulting payments to related parties                                       -             -             -          500         500
Non-recurring charge                                                         -             -         3,254            -           -
                                                                     ---------     ---------     ---------    ---------   ---------
    Operating income                                                    35,192        27,525        19,748       14,969       8,416
Interest expense                                                        42,864        29,262        17,225        9,622       7,216
                                                                     ---------     ---------     ---------    ---------   ---------

    Income (loss) before income taxes and extraordinary charge          (7,672)       (1,737)        2,523        5,347       1,200

Income taxes                                                             3,318         7,424             -            -           -
Extraordinary Charge                                                         -         6,036         2,015        3,279       5,991
                                                                     ---------     ---------     ---------    ---------   ---------

Net Income (loss)                                                      (10,990)      (15,197)          508        2,068      (4,791)
Accretion of redeemable warrants                                             -             -         1,561          889          16
                                                                     ---------     ---------     ---------    ---------   ---------

Net Income (loss) applicable to Common Shareholders                   $(10,990)     $(15,197)     $ (1,053)    $  1,179    $ (4,807)
                                                                     =========     =========     =========    =========   =========

BASIC AND DILUTED EARNINGS PER COMMON SHARE
   Income (loss) before extraordinary charge                          $  (0.65)     $  (0.69)     $   0.09     $   0.41    $   0.18
   Extraordinary charge                                                      -         (0.45)        (0.19)       (0.30)      (0.56)
                                                                     ---------     ---------     ---------    ---------   ---------
   Basic and diluted net income (loss) per Common Share               $  (0.65)     $  (1.14)     $  (0.10)    $   0.11    $  (0.38)
                                                                     =========     =========     =========    =========   =========

   Shares used in computing basic net income (loss)
     per Common share                                                   16,805        13,385        10,547       10,591      10,591
   Shares used in computing diluted net income (loss)
     per Common share                                                   16,805        13,385        10,631       10,890      10,888
                                                                     ---------     ---------     ---------    ---------   ---------

Pro forma Data (unaudited):

Pro forma net loss applicable to Common Shareholders                                $ (9,225)
                                                                                   =========

Pro forma basic and diluted net loss per Common share:

   Loss before extraordinary charge                                                 $  (0.24)
   Extraordinary charge                                                                (0.45)
                                                                                   =========
   Pro forma basic and diluted net loss per Common share                            $  (0.69)
                                                                                   =========

Shares used in computing pro forma basic and diluted net
loss per Common share                                                                 13,385
                                                                                   =========

OTHER DATA:
EBITDA(a)                                                             $ 78,871      $ 51,507      $ 35,871     $ 23,632    $ 17,352
EBITDA margin                                                             29.2%         28.1%         27.6%        24.8%       21.0%
EBITDA per basic share                                                $   4.69      $   3.85      $   3.40     $   2.23    $   1.64

BALANCE SHEET DATA:
Working capital deficit                                               $(16,147)     $(12,906)     $(23,933)    $ (8,139)   $ (5,202)
Total assets                                                           666,458       394,713       234,820      131,328      79,746
Total debt (including redeemable warrants)                             518,111       279,197       217,423      120,071      77,683
Shareholders' equity (deficit)                                          63,095        59,323       (25,438)     (18,201)    (19,341)

(a) Earnings before interest, taxes, depreciation and amortization, extraordinary charge, non-recurring charges, special compensation charge, consulting payments to related parties, and foreign currency exchange (EBITDA)

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS.
          ----------------------

GENERAL

The Company is the largest hard copy records management company in North America, as measured by cubic feet of records currently under management. The Company's operations date to 1957 when its predecessor company, L.W. Pierce Co., Inc., was founded to provide filing systems and related equipment to companies in the Philadelphia area. The Company expanded primarily through internal growth until 1990, when it acquired Leahy Business Archives, which effectively doubled its size. Since 1992, the Company has pursued an expansion strategy combining growth from new and existing customers with the completion and successful integration of 59 acquisitions through 1998 and the completion of two acquisitions in January 1999 and one in February 1999.

The Company's income (loss) was $(11.0) million, $(15.2) million, and $.5 million in 1998, 1997 and 1996, respectively. Although the Company's operating income has increased over the three years, net income (loss) has fluctuated as a result of increases in interest expense, goodwill amortization from purchase accounting, income taxes related to the termination of the Company's status as a Subchapter S corporation, foreign currency exchange gains and losses, and extraordinary charges related to the early extinguishment of debt due to refinancings in 1997 and 1996.

Another tool for measuring the performance of records management companies is EBITDA. EBITDA is defined as earnings before interest, taxes, depreciation and amortization, extraordinary charge, non-recurring charges, special compensation charge and foreign currency exchange. Substantially all of the Company's financing agreements, including its 11 1/8% Senior Subordinated Notes due 2006 ("1996 Notes"), its 9 1/8% Senior Subordinated Notes due 2007 ("1997 Notes"), and the 8 1/8% Senior Notes due 2008 issued by the Company's principal Canadian Subsidiary, Pierce Leahy Command Company ("Command") ("1998 Notes"; and collectively, the "Notes"), contain covenants in which EBITDA is used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")), as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. Moreover, the use of EBITDA by the Company may not be comparable to similarly titled measures as reported by other companies.

The following table illustrates the growth in stored cubic feet from new and existing customers, and acquisitions from 1994 through 1998:

              NET ADDITIONS OF CUBIC FEET OF STORAGE BY CATEGORY
                           (CUBIC FEET IN THOUSANDS)

                                                                                      YEAR ENDED DECEMBER 31,
                                                       ---------------------------------------------------------------------------

                                                             1998            1997            1996            1995            1994
                                                             ----            ----            ----            ----            ----
Additions of Cubic Feet:
     New and Existing Customer Accounts                      9,528           8,170           3,956           2,740           2,695
     Acquisitions.................                          13,150          10,285           6,931           4,623             440
                                                       -----------     -----------     -----------     -----------     -----------
     Total........................                          22,678          18,455          10,887           7,363           3,135
% Increase From:
     New and Existing Customer Accounts                         16%             20%             13%             12%             14%
     Acquisitions.................                              23%             26%             24%             21%              2%
                                                       -----------     -----------     -----------     -----------     -----------
     Total........................                              39%             46%             37%             33%             16%
Cubic Feet Under Management:
     Beginning of Period..........                          58,865          40,410          29,523          22,160          19,025
     End of Period................                          81,543          58,865          40,410          29,523          22,160


Revenues

The Company's revenues consist of storage revenues (56.8% of total revenues in 1998), and related service and storage material sales revenues (43.2% of total revenues in 1998). The Company provides records storage and related services under annual or multi-year contracts that typically provide for recurring monthly storage fees which continue until such records are permanently removed (for which the Company charges a service fee) and service charges based on activity with respect to such records.

The increase in the Company's total revenues from 1997 to 1998 includes $9 million of revenue from the marketing literature storage and fulfillment business acquired during 1998. With respect to records management, the Company's total revenue per average cubic foot has declined from 1996 to 1998. The decline is principally attributable to (i) increases in sales to large volume accounts under long-term contracts with discounted rates, which generate lower revenue per cubic foot, but typically generate increased operating income, (ii) renegotiation of contracts with existing customers to provide for longer term contracts at lower rates, and (iii) competition.

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

The Company's depreciation and amortization charges result primarily from the capital-intensive nature of its business and the completed acquisitions. The principal components of depreciation relate to shelving, buildings and improvements, and data processing equipment. Amortization primarily relates to the amortization of intangible assets associated with acquisitions, including goodwill, and the amortization of client acquisition costs. The Company has accounted for all of its acquisitions under the purchase method except for two small acquisitions in 1997, which were accounted for under the pooling of interests method. Since the purchase price for records management companies is substantially in excess of the fair market value of their assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does impact reported net income (loss).

Capital Expenditures and Client Acquisition Costs

The majority of the Company's capital expenditures are related to expansion.
The largest single component is the purchase of shelving, which is directly related to the addition of new records. Shelving has a relatively long life and rarely needs to be replaced. Most of the Company's storage facilities (both in number and square feet) are leased, but the Company does purchase facilities on an opportunistic basis. The Company's data processing capital expenditures are also largely related to growth.

The Company often incurs client acquisition costs, primarily sales commissions and move-in costs. Client acquisition costs are capitalized and amortized over six years, which is the average initial contract term of new customer accounts. In 1998, the Company incurred $10.9 million of client acquisition costs or approximately $1.88 per cubic foot of client records moved in from new clients. Amortization of client acquisition costs amounted to $5.2 million in 1998.

Extraordinary Charge

To provide capital to fund its growth oriented business strategy, the Company has incurred substantial indebtedness. The Company has completed several expansions of its credit facilities, primarily utilizing bank debt, which have resulted in one-time charges, including the repurchase of warrants and the write-off of deferred financing costs, of $6.0 million and $2.0 million in 1997 and 1996, respectively.

Year 2000 Compliance

The Company uses a number of computer software programs and systems in its operations, including the PLUS(R) system and embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. The Company has developed a plan designed to make its systems compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS(R) system databases and programs has been performed and code modifications and testing were completed in July 1998. The Company's internal financial accounting system was upgraded to a vendor certified year 2000 compliant version in December 1998. The Company is also working with its other internal information systems, network service providers, and other key vendors to ensure overall year 2000 readiness. The Company estimates that its remediation costs incurred to date in achieving Year 2000 compliance, including the replacement of non-compliant systems, software modifications and validation, have been approximately $325,000. In addition, the Company estimates the cost to complete its Year 2000 evaluation, remediation and validation of all systems will approximate an additional $25,000. Funding for costs incurred to date has come from cash flows from operations, and future costs are expected to be funded in a similar manner. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Foreign Operations

The Company's expansion plans have included markets outside of the United States. At December 31, 1998, 13% of the Company's revenues and 11% of the Company's EBITDA were derived from, and 19% of the Company's total assets were employed in, operations located in 38 facilities throughout Canada. In February 1999, the Company acquired Datavault, Limited, a records management company with eight facilities throughout the United Kingdom. In addition, the Company has established joint ventures with other records management companies in Chile, Peru, India, and the Netherlands.

Results of Operations

The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of revenue. There can be no assurance that the trends in revenue growth or operating results shown below will continue in the future.


                                                                                            YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------------------------

                                                                         1998                    1997                   1996
                                                                         ----                    ----                   ----
REVENUES:
   Storage                                                               56.8%                   58.8%                   58.5%
   Service and storage material sales                                    43.2%                   41.2%                   41.5%
                                                                    ----------------        ----------------        ---------------
            Total revenues                                              100.0%                  100.0%                  100.0%

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                57.1%                   55.5%                   57.0%
   Selling, general and administrative                                   13.7%                   16.4%                   15.4%
   Depreciation and amortization                                         13.2%                   11.7%                    9.9%
   Special compensation charge                                            0.0%                    1.0%                    0.0%
   Foreign currency exchange                                              2.9%                    0.4%                    0.0%
   Non-recurring charge                                                   0.0%                    0.0%                    2.5%
                                                                    ----------------        ----------------        ---------------
            Total operating expenses                                     86.9%                   85.0%                   84.8%

            Operating income                                             13.1%                   15.0%                   15.2%

INTEREST EXPENSE                                                         15.9%                   15.9%                   13.3%
                                                                    ----------------        ----------------        ---------------
   Income (loss) before income taxes and extraordinary item              (2.8%)                  (0.9%)                   1.9%

INCOME TAXES                                                              1.2%                    4.1%                    0.0%
                                                                    ----------------        ----------------        ---------------
   Income (loss) before extraordinary charge                             (4.0%)                  (5.0%)                   1.9%

EXTRAORDINARY ITEM-loss on early extinguishment
   of debt, net of $4,014 tax benefit in 1997 and none in 1996            0.0%                    3.3%                    1.5%
                                                                    ----------------        ----------------        ---------------
NET INCOME (LOSS)                                                        (4.0%)                  (8.3%)                   0.4%
                                                                    ================        ================        ===============

EBITDA                                                                   29.2%                   28.1%                   27.6%

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Total revenues increased from $183.5 million in 1997 to $270.3 million in 1998, an increase of $86.8 million or 47.3%. Revenues from acquisitions represented $60.4 million of this increase. Approximately $26.4 million of the total revenue growth resulted from sales to new customers and increases in cubic feet stored from existing customers, a base business revenue growth of approximately 14.4% year over year.

Storage revenues increased from $107.9 million in 1997 to $153.5 million in 1998, an increase of $45.6 million or 42.3%. Service and storage material sales revenues increased from $75.6 million in 1997 to $116.8 million in 1998, an increase of $41.2 million or 54.4%, in part due to $8.0 million of service revenues derived from the marketing literature storage and fulfillment business acquired during 1998.

Cost of sales (excluding depreciation and amortization) increased from $101.9 million in 1997 to $154.4 million in 1998, an increase of $52.5 million or 51.5%, and, increased as a percentage of total revenues from 55.5% in 1997 to 57.1% in 1998. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The increase as a percentage of total revenues resulted primarily from increased cost of sales from acquisitions not yet integrated into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $30.1 million in 1997 to $37.0 million in 1998, an increase of $6.9 million or 23.0%, but decreased as a percentage of total revenues from 16.4% in 1997 to 13.7% in 1998. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expenses increased from $21.5 million in 1997 to $35.8 million in 1998, an increase of $14.3 million or 66.2%, and increased as a percentage of total revenues from 11.7% in 1997 to 13.2% in 1998. The increase in both dollars and percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 16 acquisitions completed during 1998, to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs.

A special compensation charge of $1.8 million was incurred during 1997. This charge relates to the write-off of the unamortized compensation expense due to the acceleration of the vesting of stock options granted on January 1, 1997 in conjunction with the Company's initial public offering of Common Stock.

The Company had a foreign currency exchange loss for the year ended December 31, 1998 of $7.9 million (2.9% of total revenues) as compared to a loss of $0.7 million (0.4% of total revenues) for the year ended December 31, 1997. The increase in the foreign currency exchange loss is primarily due to a decrease in the value of the Canadian dollar compared to the U.S. dollar. This movement affects U.S. dollar denominated liabilities of the Company's Canadian subsidiaries, primarily the $135.0 million principal amount of the 1998 Notes issued by Pierce Leahy Command Company, a Canadian Subsidiary of the Company ("Command").

Interest expense increased from $29.3 million in 1997 to $42.9 million in 1998, an increase of $13.6 million or 46.5%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes and extraordinary charge of $7.7 million (2.8% of revenues) for 1998, as compared to a loss before income taxes and extraordinary charge of $1.7 million (0.9% of revenues) for 1997.

The Company recorded an extraordinary charge of $6.0 million (3.3% of total revenues) in 1997 which related to the early extinguishment of debt as a result of refinancing and expanding its existing credit agreement in 1997. The $6.0 million extraordinary charge is net of a tax benefit of $4.0 million.

The Company recorded a provision for income taxes of $7.4 million (or 4.1% of revenues) for 1997 and a provision for income taxes of $3.3 million (or 1.2% of revenues) for 1998. For 1997, these taxes were comprised of the tax effect from the termination of the Company's Subchapter S corporation status ($6.6 million) and the provision for the results of operations after the termination of its status as a S corporation on July 1, 1997 ($0.8 million).

As a result of the foregoing items, the Company had a net loss of $11.0 million for 1998 and a net loss of $15.2 million for 1997.

EBITDA increased from $51.5 million in 1997 to $78.9 million in 1998, an increase of $27.4 million or 53.1%, and increased as a percentage of total revenues from 28.1% in 1997 to 29.2% in 1998. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale and increased operating efficiencies.


Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

Total revenues increased from $129.7 million in 1996 to $183.5 million in 1997, an increase of $53.8 million or 41.4%. Revenues from acquisitions represented $34.9 million or 64.9% of this increase. Approximately $18.9 million of the total revenue growth resulted from sales to new customers and increases in cubic feet stored from existing customers, a base business revenue growth of approximately 16% year over year.

Storage revenues increased from $75.9 million in 1996 to $107.9 million in 1997, an increase of $32.0 million or 42.1%. Service and storage material sales revenues increased from $53.8 million in 1996 to $75.6 million in 1997, an increase of $21.8 million or 40.5%.

Cost of sales (excluding depreciation and amortization) increased from $73.9 million in 1996 to $101.9 million in 1997, an increase of $28.1 million or 38.0%, but decreased as a percentage of total revenues from 57.0% in 1996 to 55.5% in 1997. The $28.1 million increase was due primarily to increases in wages and benefits resulting from an increased number of employees and to increases in facility occupancy costs resulting from an increase in cubic feet associated with the growth in business and entry into 14 new markets during 1997. Capacity utilization is generally lower in new markets than in existing markets. The decrease as a percentage of total revenue was due primarily to increased labor operating efficiencies.

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

Depreciation and amortization expenses increased from $12.9 million in 1996 to $21.5 million in 1997, an increase of $8.7 million or 67.3%, and increased as a percentage of total revenues from 9.9% in 1996 to 11.7% in 1997. This increase was the result of increased capital expenditures for shelving, building, and improvements to record management facilities and information systems and the amortization of goodwill from the Company's acquisitions and client acquisition costs.

The Company incurred non-recurring charges of $3.3 million, or 2.5% of total revenues, in 1996 in connection with the assumption of leasehold interests in certain facilities from affiliated parties completed in connection with the sale of the 1996 Notes and with the establishment of a pension for Leo W. Pierce, Sr.

A special compensation charge of $1.8 million was incurred during 1997. This charge relates to the write-off of the unamortized compensation expense due to the acceleration of the vesting of stock options granted on January 1, 1997 in conjunction with the Company's initial public offering of Common Stock.

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

Capital Investments

For 1998, 1997, and 1996, capital expenditures were $48.6 million, $35.4 million, and $23.5 million, respectively, and client acquisition costs were $10.9 million, $10.6 million, and $6.5 million, respectively. In 1999, the Company expects its aggregate capital expenditures will approximate $52 million. Over 85% of 1999 capital expenditures are anticipated to be growth related, primarily shelving for new client records.

Acquisitions

In order to take advantage of the operating efficiencies of the PLUS(R) computer system and the opportunities presented by the consolidation undergoing in the records management industry, the Company has actively pursued acquisitions since the beginning of 1994, which has significantly impacted liquidity and capital resources. In 1998, the Company completed 16 acquisitions for an aggregate purchase price of $204.1 million, consisting of $186.5 million in net cash, 548,262 shares of Common Stock with a deemed value of $14.4 million and $3.2 million in Seller notes. During 1998, Pierce Leahy Command Company issued $135 million principal amount of 1998 Notes, a portion of which was used to finance the acquisition of Archivex, Ltd., a Canadian records management company. The 1998 Notes are guaranteed by the Company on a senior subordinated basis. Since the beginning of 1999, the Company has completed three acquisitions for an aggregate purchase price of approximately $42.1 million, consisting of $23.4 million in net cash and $18.7 million in Seller notes. The most significant of these acquisitions was Datavault, Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. This acquisition was financed by borrowings under the Company's credit facility and the issuance of Seller notes. The Company has historically financed its acquisitions with borrowings under its credit facilities and with cash flows from existing operating activities. During 1996, the Company issued $200 million principal amount of 1996 Notes, a small portion of which was used to fund acquisitions. Funding for 1997 acquisitions was primarily from borrowings under its credit facility.

In March 1999, the Company signed a letter of intent to form a strategic partnership with ImageMax, Inc., a digital imaging, micrographics, and data entry services company. Initially the Company expects to invest approximately $8 million in the purchase of preferred stock of ImageMax, Inc. The transaction is subject to due diligence, bank and board of directors approval, and other customary conditions, and there can be no assurances the transaction will occur.

To the extent that future acquisitions are financed by additional borrowings under the Company's credit facility or other types of indebtedness, the resulting increase in debt and interest expense could have a negative effect on measures of liquidity such as debt to equity.

Sources of Funds

Net cash flows provided by operating activities were $40.7 million, $21.0 million, and $26.4 million for 1998, 1997 and 1996, respectively. The $19.7 million increase from 1997 to 1998 primarily resulted from the $27.4 million increase in EBITDA, favorable foreign currency cash transactions of $2.2 million, and an increase in working capital of $1.8 million, offset by an increase in the cash paid for interest of $12.7 million.

Net cash flows used in investing activities were $253.0 million, $156.5 million, and $108.8 million for 1998, 1997 and 1996, respectively. The uses of such cash flows were primarily for acquisitions, capital expenditures and client acquisition expenditures described above.

Net cash flows provided by financing activities were $212.9 million, $136.1 million, and $82.9 million for 1998, 1997, and 1996, respectively. In 1998, the $212.9 million in financing activities consisted primarily of the net proceeds from issuance by Pierce Leahy Command Company of $135.0 million principal amount of the 1998 Notes and $183.9 million of borrowings under the Company's credit facility, offset by $86.8 million of payments under the credit facility and a $10.6 million repayment of long-term debt. In 1997, the $136.1 million in financing activities consisted primarily of $120.0 million of gross proceeds from the issuance of the 1997 Notes, $93.6 million in net proceeds from the Company's initial public offering of Common Stock, and $17.2 million of net borrowings under the credit facility, offset by the repayment of long-term debt of $82.5 million, $7.0 million prepayment premium on the redemption of a portion of the 1996 Notes and payment of $5.2 million of financing costs related to the issuance of the 1997 Notes and the Company's credit facility. In July 1996, the Company issued $200 million of the 1996 Notes and used the net proceeds to retire all of the debt outstanding under the Company's previous credit facility, to purchase certain properties from affiliates of the Company, to redeem stock from a shareholder of the Company, to fund an acquisition and for general corporate purposes. In February 1999, the U.S. portion of the credit facility was increased from $150 million to $175 million; all other material terms and conditions remained the same.

The credit facility contains a number of financial and other covenants restricting the Company's ability to incur additional indebtedness and make certain types of expenditures. Covenants in the indentures governing the Notes also restrict borrowings under the credit facility. As of December 31, 1998, $118 million was outstanding under the credit facility, and the Company could have borrowed an additional $42.4 million under the credit facility in accordance with the debt incurrence limitations. Additionally, to the extent the Company makes acquisitions, it will have additional availability under the credit facility based upon the pro forma EBITDA of such acquisitions. The effective interest rate on the credit facility, as of December 31, 1998, was approximately 7.6%.

In March 1999, the Company entered into an agreement to issue up to $15 million of redeemable payment-in-kind ("PIK") preferred stock. This stock is redeemable at any time during the ten year term with an initial annual dividend rate of 11.36%, subject to increase under certain circumstances, including subsequent issuances of preferred stock (depending on certain interest rates at such time) and if the preferred stock is not redeemed prior to six months from its initial issuance. At its option, the Company may issue additional shares of preferred stock in lieu of quarterly cash interest payments. The Company issued $5 million of the PIK preferred stock in March 1999.

Future Capital Needs

Management believes that cash flow from operations in conjunction with borrowings under the credit facility, the recent issuance and availability of the PIK preferred stock, and possible other sources of financing will be sufficient for the foreseeable future to meet working capital requirements and to make possible future acquisitions and capital expenditures. Depending on the pace and size of future possible acquisitions, the Company may elect to seek additional debt or equity financing. There can be no assurance that the Company will be able to obtain any future financing, if required, or that the terms for any such future financing would be favorable to the Company.

Forward-Looking Statements

This Report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, economic performance and Financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
-------------------------------------------------------------------

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency exchange rates. The Company does not currently utilize any derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal payments and related weighted average interest rates of the Company's long-term debt at December 31, 1998 by expected maturity dates. Weighted average variable rates are based on implied forward rates in the yield curve at December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. Dollars, the Company's reporting currency.

                                                    Expected Maturity Date
                              ------------------------------------------------------------------------
                                                          December 31,
                              ------------------------------------------------------------------------
                                                                                                                           Fair
                                1999        2000        2001       2002          2003       Thereafter       Total        Value
                                ----        ----        ----       ----          ----       ----------       -----        -----
Debt Obligations
----------------

Fixed Rate (US)               $ 3,523     $   868     $   452     $    513     $  4,644     $ 253,172      $ 263,172     $ 282,822


Weighted average
   interest rate                 4.67%       6.30%       8.25%        8.31%        7.56%        10.14%         10.00%         9.31%

Fixed Rate (CDN)              $    60     $    65     $ 2,111     $      -     $      -     $ 134,537 (a)  $ 136,773     $ 136,100

Weighted average
   interest rate                 8.00%       8.00%       8.00%           -            -          8.13%          8.12%         8.16%

Variable rate (US)            $     -     $     -     $     -     $ 20,500     $ 45,000     $  52,500      $ 118,000     $ 118,000

Weighted average
   interest rate              $     -     $     -     $     -         8.28%        8.40%         8.51%          8.43%         8.43%

 (a) The principal and interest payments due on the 1998 Notes issued by Command are payable in U.S. dollars, thus subjecting the Company to foreign currency risk.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Pierce Leahy Corp.:

We have audited the accompanying consolidated balance sheets of Pierce Leahy Corp. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce Leahy Corp. and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



                              ARTHUR ANDERSEN LLP


Philadelphia, Pa.,
February 26, 1999

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                           December 31
                                                                           ----------------------------------------
                           ASSETS                                               1998                       1997
                           ------                                          ---------------           --------------
CURRENT ASSETS:
  Cash                                                                     $    2,312                $     1,782
  Accounts receivable, net of allowance for doubtful
   accounts of $3,650 and $2,399                                               43,063                     25,201
  Inventories                                                                   1,056                        813
  Prepaid expenses and other                                                    1,129                      1,772
  Deferred income taxes                                                         4,402                      2,621
                                                                           ----------                -----------
     Total current assets                                                      51,962                     32,189
                                                                           ----------                -----------
PROPERTY AND EQUIPMENT                                                        297,216                    214,981
 Less-Accumulated depreciation and amortization                               (67,522)                   (54,500)
                                                                           ----------                -----------
    Net property and equipment                                                229,694                    160,481
                                                                           ----------                -----------
OTHER ASSETS:
  Intangible assets, net                                                      381,515                    196,750
  Other                                                                         3,287                      5,293
                                                                           ----------                -----------
     Total other assets                                                       384,802                    202,043
                                                                           ----------                -----------
                                                                           $  666,458                $   394,713
                                                                           ==========                ===========

                     LIABILITIES AND SHAREHOLDERS' EQUITY
                     ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                        $    3,583                $     1,084
  Current portion of noncompete obligations                                       166                        220
  Accounts payable                                                             11,663                      8,838
  Accrued expenses                                                             40,765                     24,754
  Deferred revenues                                                            11,932                     10,199
                                                                           ----------                -----------
     Total current liabilities                                                 68,109                     45,095

LONG-TERM DEBT                                                                514,362                    277,767

NONCOMPETE OBLIGATIONS                                                              -                        126

DEFERRED RENT                                                                   5,856                      3,993

DEFERRED INCOME TAXES                                                          15,036                      8,409

COMMITMENTS AND CONTINGENCIES (Note 10)

SHAREHOLDERS' EQUITY                                                           63,095                     59,323
                                                                           ----------                -----------
                                                                           $  666,458                $   394,713
                                                                           ==========                ===========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands, except per share data)

                                                                                           For the Year Ended December 31
                                                                                    -----------------------------------------
                                                                                        1998           1997           1996
                                                                                    -----------    ------------   -----------
REVENUES:
   Storage                                                                          $   153,533     $  107,879     $  75,900
   Service and storage material sales                                                   116,767         75,638        53,848
                                                                                    -----------     ----------     ---------
            Total revenues                                                              270,300        183,517       129,748
                                                                                    -----------     ----------     ---------
OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                               154,435        101,940        73,870
   Selling, general and administrative                                                   36,994         30,070        20,007
   Depreciation and amortization                                                         35,772         21,528        12,869
   Special compensation charge                                                                -          1,752             -
   Foreign currency exchange                                                              7,907            702             -
   Non-recurring charges                                                                      -              -         3,254
                                                                                     -----------     ----------     ---------
            Total operating expenses                                                    235,108        155,992       110,000
                                                                                     -----------     ----------     ---------
            Operating income                                                             35,192         27,525        19,748

INTEREST EXPENSE                                                                         42,864         29,262        17,225
                                                                                     -----------     ----------     ---------
            Income (loss) before income taxes and extraordinary charge                   (7,672)        (1,737)        2,523

INCOME TAXES                                                                              3,318          7,424             -
                                                                                     -----------     ----------     ---------
            Income (loss) before extraordinary charge                                   (10,990)        (9,161)        2,523

EXTRAORDINARY CHARGE-loss on early extinguishment
   of debt, net of $4,014 tax benefit in 1997 and none in 1996                                -          6,036         2,015
                                                                                     -----------     ----------     ---------
NET INCOME (LOSS)                                                                       (10,990)       (15,197)          508

ACCRETION OF REDEEMABLE WARRANTS                                                              -              -         1,561
                                                                                     -----------     ----------     ---------
NET LOSS APPLICABLE TO COMMON SHAREHOLDERS                                          $   (10,990)    $  (15,197)    $  (1,053)
                                                                                     ===========     ==========     =========
BASIC AND DILUTED EARNINGS PER COMMON SHARE:

     Income (loss) before extraordinary charge                                      $     (0.65)    $    (0.69)    $    0.09
     Extraordinary charge                                                                     -          (0.45)        (0.19)
                                                                                     -----------     ----------     ---------
     Basic and diluted loss per Common share                                        $     (0.65)    $    (1.14)    $   (0.10)
                                                                                     -----------     ----------     ---------
Shares used in computing basic loss
     per Common share                                                                    16,805         13,385        10,547
                                                                                     ===========     ==========     =========
Shares used in computing diluted loss
     per Common share                                                                    16,805         13,385        10,631
                                                                                     ===========     ==========     =========
PRO FORMA DATA (UNAUDITED) (Note 2):

   Historical net loss before income taxes and extraordinary charge                                 $   (1,737)
   Pro forma provision for income taxes                                                                  1,452
   Extraordinary charge, net of tax                                                                      6,036
                                                                                                     ----------
Pro forma net loss applicable to Common shareholders                                                $   (9,225)
                                                                                                     ==========

Pro forma basic and diluted net loss per Common share

   Loss before extraordinary charge                                                                   $  (0.24)
   Extraordinary charge                                                                                  (0.45)
                                                                                                     ----------
Pro forma basic and diluted net loss per Common share                                                 $  (0.69)
                                                                                                     ==========

Shares used in computing pro forma basic and diluted net loss per Common share                          13,385
                                                                                                     ==========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                                (in thousands)

                                                                                                         Accumulated
                                                                          Additional                        Other
                                                                Common     Paid-in      Accumulated     Comprehensive
                                                                Stock      Capital        Deficit          Income           Total
                                                               ---------------------------------------------------------------------
BALANCE, JANUARY 1, 1996                                       $    -     $     24      $(18,225)       $         -       $ (18,201)

  Accretion of redeemable warrants                                  -            -        (1,561)                 -          (1,561)

  Repurchase of Common stock                                        -            -        (1,450)                 -          (1,450)

  Deemed distribution due to purchase of real estate
   and other assets from related parties                            -            -        (4,132)                 -          (4,132)

  Net income                                                        -            -           508                  -             508

  Distributions to shareholders                                     -            -          (602)                 -            (602)
                                                               ------     --------      --------        -----------       ---------
BALANCE, DECEMBER 31, 1996                                          -           24       (25,462)                 -         (25,438)

  Comprehensive Income-

    Net loss                                                        -            -       (15,197)                 -         (15,197)

    Foreign currency translation adjustment                         -            -             -               (309)           (309)
                                                                                                                          ---------
       Total Comprehensive Income                                                                                           (15,506)

  Transfer of accumulated deficit to additional paid-in
   capital upon conversion from S Corporation to
   C Corporation                                                    -      (32,234)       32,234                  -               -

  Stock split and recapitalization                                105         (105)            -                  -               -

  Net proceeds from initial public offering
   of Common stock                                                 57       93,551             -                  -          93,608

  Accelerated vesting of stock options                              -        1,752             -                  -           1,752

  Issuance of Common stock for acquisitions                         3        4,904             -                  -           4,907
                                                               ------     --------      --------        -----------       ---------
BALANCE, DECEMBER 31, 1997                                        165       67,892        (8,425)              (309)         59,323

  Comprehensive Income-

    Net loss                                                        -            -       (10,990)                 -         (10,990)

    Foreign currency translation adjustment                         -            -             -                299             299
                                                                                                                          ---------
       Total Comprehensive Income                                                                                           (10,691)

  Issuance of Common stock for acquisitions                         5       14,404             -                  -          14,409

  Stock Option exercise                                             -           54             -                  -              54
                                                               ------     --------      --------        -----------       ---------
BALANCE, DECEMBER 31, 1998                                     $  170     $ 82,350      $(19,415)       $       (10)      $  63,095
                                                               ======     ========      ========        ===========       =========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                          For the Year Ended December 31
                                                                                    ---------------------------------------
                                                                                         1998          1997          1996
                                                                                    ------------    -----------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                                    $ (10,990)    $ (15,197)    $     508
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Extraordinary item                                                                         -         6,036         2,015
   Special compensation charge                                                                -         1,752             -
   Depreciation and amortization                                                         35,772        21,528        12,869
   Gain (loss) on sale of property and equipment                                             16           (44)          (32)
   Deferred income tax provision                                                          3,322         7,241          (128)
   Amortization of deferred financing costs                                               1,393         1,069           516
   Change in deferred rent                                                                1,280         1,042           302
   Foreign currency adjustment                                                           10,122          (435)           31
   Changes in assets and liabilities, excluding the effects
    from the purchase of businesses:
     (Increase) decrease in -
      Accounts receivable, net                                                          (10,731)       (3,870)       (2,408)
      Inventories                                                                          (102)         (154)          150
      Prepaid expenses and other                                                          1,282        (1,137)          747
      Other assets                                                                        2,296           746          (486)
     Increase (decrease) in -
      Accounts payable                                                                    2,545           185         1,630
      Accrued expenses                                                                    4,457         1,872        10,732
      Deferred revenue                                                                       25           330            (8)
                                                                                      ---------      --------     ---------
       Net cash provided by  operating activities                                        40,687        20,964        26,438
                                                                                      =========      ========     =========
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for businesses acquired, net of cash acquired                               (186,486)     (102,068)      (61,176)
 Capital expenditures                                                                   (48,591)      (35,397)      (23,493)
 Purchase of real estate and other assets from related parties                                -             -       (11,018)
 Client acquisition costs                                                               (10,921)      (10,629)       (6,477)
 Deposits on pending acquisitions                                                          (214)       (2,398)         (850)
 Increase in intangible assets                                                           (6,659)       (5,625)       (5,618)
 Payments on noncompete agreements                                                         (220)         (496)         (333)
 Proceeds from sale of property and equipment                                                60            64           123
                                                                                      ---------      --------     ---------
       Net cash used in investing activities                                           (253,031)     (156,549)     (108,842)
                                                                                      =========      ========     =========
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving line of credit                                                 183,925       156,983        54,750
 Payments on revolving line of credit                                                   (86,771)     (139,784)      (49,513)
 Proceeds from issuance of long-term debt                                               128,951       120,000       210,229
 Proceeds from issuance of Common stock                                                       -        93,608             -
 Payments on long-term debt                                                             (10,627)      (82,464)     (118,570)
 Payment of debt financing costs                                                         (2,658)       (5,230)       (9,283)
 Proceeds from exercise of stock options                                                     54             -             -
 Prepayment penalties and cancellation of warrants                                            -        (7,000)       (2,625)
 Repurchase of Common stock                                                                   -             -        (1,450)
 Distributions to shareholders                                                                -             -          (602)
                                                                                      ---------      --------     ---------
       Net cash provided by financing activities                                        212,874       136,113        82,936
                                                                                      =========      ========     =========

NET INCREASE IN CASH                                                                        530           528           532

CASH, BEGINNING OF YEAR                                                                   1,782         1,254           722
                                                                                      ---------      --------     ---------
CASH, END OF YEAR                                                                     $   2,312     $   1,782     $   1,254
                                                                                      =========      ========     =========

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                                        $  39,013     $  26,288     $   7,443
                                                                                      =========      ========     =========
SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INCOME TAXES                                    $      75     $       -     $       -
                                                                                      =========      ========     =========

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1998
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.   BACKGROUND:
     ----------

Pierce Leahy Corp., (the "Company"), stores and services business records for clients throughout the United States and Canada. The Company also sells storage containers and provides records management consulting services, imaging services, and marketing literature storage and fulfillment services.

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

In July 1997, the Company completed an initial public offering of 5,664,017 shares of Common stock, raising net proceeds of $93,608. The proceeds of the offering were used to redeem a portion of the Company's 11 1/8% Senior Subordinated Notes and to repay outstanding borrowings under the Company's credit facility (see Note 6).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of Pierce Leahy Corp., its 99%-owned subsidiary, Pierce Leahy Command Company, and its wholly-owned subsidiaries, Archivex, Ltd., Monarch Box, Inc. and Advanced Box, Inc. All intercompany accounts and transactions have been eliminated in consolidation. The minority interest in Pierce Leahy Command Company is not material to the consolidated financial statements.

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

Inventories
-----------

Inventories, which consist primarily of storage containers, are stated at the lower of cost (first-in, first-out) or market.

Property and Equipment
----------------------

Property and equipment are stated at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets. In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software, and also requires that costs related to the preliminary project stage and post implementation/operations stage in an internal-use computer software development project be charged to expense as incurred. The Company's capitalization policy was in accordance with the requirements of SOP 98-1 throughout 1998, 1997 and 1996.

Goodwill
--------

Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At December 31, 1998, no adjustment of the carrying values of long-lived assets was necessary.

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

Health Insurance Reserve
------------------------

The Company self-insures for benefit claims under a health insurance plan provided to employees. The self-insurance was limited to $100 in claims per insured individual per year for both 1998 and 1997, and a liability for claims incurred but not reported is reflected in the accompanying balance sheets. Specific stop-loss insurance coverage is maintained to cover claims in excess of the coverage per insured individual per year.

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

The Company applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards, for years in which taxes are expected to be paid or recovered.

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

Foreign Currency
----------------

The balance sheets of Pierce Leahy Command Company and Archivex, Limited, the Company's Canadian subsidiaries, are translated into U.S. dollars using the rate of exchange at period end. The statements of operations for the Canadian subsidiaries are translated into U.S. dollars using the average exchange rate for the period. Net unrecognized exchange gains or losses resulting from the translation of the balance sheets are accumulated and included as comprehensive income on the statement of shareholders' equity (deficit). Exchange gains and losses are recognized during the period, including those related to the U.S. dollar denominated 8 1/8% Senior Notes of Pierce Leahy Command Company due in 2008, and are included in the Company's consolidated statements of operations.

Comprehensive Income
--------------------

In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and disclosure of comprehensive income and its components which encompasses net income and foreign currency translation adjustments. The Company reports comprehensive income in the consolidated statement of shareholders' equity (deficit). The prior year financial statements have been restated to conform to the reporting requirements of SFAS No. 130.

New Accounting Pronouncements
-----------------------------

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 establishes standards for reporting and classification of derivatives on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. This pronouncement is not expected to have any impact on the Company's financial position or results of operations as the Company has not currently entered into any such instruments or hedging activities.

Fair Value of Financial Instruments
-----------------------------------

For certain of the Company's financial instruments, including accounts receivable, accounts payable and accrued expenses, management believes that the carrying amounts approximate fair value due to their short maturities. The carrying amount and estimated fair value of the Company's 11 1/8% Senior Subordinated Notes at December 31, 1998 was $130,000 and $143,650, respectively. The carrying amount and estimated fair value of the Company's 9 1/8% Senior Subordinated Notes at December 31, 1998 was $120,000 and $126,000, respectively. The carrying amount and estimated fair value of the Company's 8 1/8% Senior Notes at December 31, 1998 was $134,537 and $133,864, respectively. All of the Notes are publicly traded, and accordingly, the fair value of the Notes was estimated based on the quoted market price offered for such securities.

Pro Forma Basic and Diluted Net Loss Per Share
----------------------------------------------

Prior to July 1, 1997, the Company was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for 1997 reflects taxes that would have been recorded on the historical loss before income taxes, at an effective rate of 39%, had the Company not been an S Corporation during such period. The basic and diluted pro forma net loss per share is computed by dividing pro forma net loss by the weighted average number of shares outstanding during the period.


3.   PROPERTY AND EQUIPMENT:
     ----------------------

                                                                                       December 31,
                                                                             --------------------------------
                                                              Life               1998                1997
                                                         --------------      ------------       -------------
     Land                                                             -          $ 16,785            $ 10,501
     Buildings and improvements                             10-40 years           107,210              79,119
     Warehouse equipment (primarily shelving)               12-20 years           131,090              95,005
     Data processing equipment and software                     7 years            24,063              18,364
     Furniture and fixtures                                     7 years             6,688               5,615
     Transportation equipment                                   5 years             9,125               6,377
     Construction in progress                                         -             2,255                   -
                                                                             ------------       -------------
                                                                                  297,216             214,981
     Less-Accumulated depreciation and amortization                               (67,522)            (54,500)
                                                                             ------------       -------------
          Net property and equipment                                             $229,694            $160,481
                                                                             ============       =============

Depreciation expense was $15,127, $9,599 and $6,652 for the years ended December 31, 1998, 1997 and 1996, respectively.


4.   INTANGIBLE ASSETS:
     -----------------

                                                                                      December 31,
                                                                            --------------------------------
                                                                                1998                1997
                                                                            ------------        ------------
     Goodwill                                                                   $337,409            $160,119
     Client acquisition costs                                                     37,033              26,233
     Noncompete agreements                                                        23,257              14,263
     Deferred financing costs                                                     13,825              11,174
     Other intangible assets                                                      25,405              18,525
                                                                            ------------        ------------
                                                                                 436,929             230,314
     Less-Accumulated amortization                                               (55,414)            (33,564)
                                                                            ------------        ------------
          Net intangible assets                                                 $381,515            $196,750
                                                                            ============        ============

                                                                                December 31, 1998
                                                            ---------------------------------------------------------
                                                                                  Accumulated            Net Book
                                            Life                Cost              Amortization             Value
                                         -----------        -------------       ---------------       ---------------
     Goodwill                               30 years             $337,409              $(17,646)             $319,763
     Client acquisition costs                6 years               37,033               (13,396)               23,637
     Noncompete agreements                 3-7 years               23,257               (11,857)               11,400
     Deferred financing costs               10 years               13,825                (2,514)                9,095
     Other intangible assets               5-6 years               25,405               (10,001)               17,620
                                                            -------------       ---------------       ---------------
                                                                 $436,929              $(55,414)             $381,515
                                                            =============       ===============       ===============

Amortization of all intangible assets, other than deferred financing costs which are charged to interest expense, was $20,645, $11,929 and $6,217 for the years ended December 31, 1998, 1997 and 1996, respectively. Amortization of deferred financing costs was $1,393, $1,069 and $516 for the years ended December 1998, 1997 and 1996, respectively. Capitalized client acquisition costs were $10,921, $10,629 and $6,477 for the years ended December 31, 1998, 1997 and 1996, respectively.


5. ACCRUED EXPENSES:
   ----------------

                                                                             December 31,
                                                                 --------------------------------------
                                                                     1998                     1997
                                                                 --------------          --------------
     Accrued salaries and commissions                               $     4,863             $     3,329
     Accrued vacation and other absences                                  5,646                   3,981
     Accrued interest                                                    14,312                  12,004
     Other                                                               15,944                   5,440
                                                                 --------------          --------------
                                                                    $    40,765             $    24,754
                                                                 ==============          ==============


6. LONG-TERM DEBT:
   --------------

                                                                              December 31,
                                                                 --------------------------------------
                                                                      1998                    1997
                                                                 --------------          --------------
     11 1/8% Senior Subordinated Notes due 2006                    $    130,000              $  130,000
      9 1/8% Senior Subordinated Notes due 2007                         120,000                 120,000
      8 1/8% Senior Notes due 2008                                      134,537                       -
     U.S. Revolver                                                      118,000                       -
     Canadian Revolver                                                        -                  22,303
     Mortgage Notes                                                       7,368                   5,369
     Seller Notes                                                         3,475                   1,051
     Other                                                                4,565                     128
                                                                 --------------          --------------
                                                                        517,945                 278,851
     Less-Current portion                                                (3,583)                 (1,084)
                                                                 --------------          --------------
                                                                    $   514,362              $  277,767
                                                                 ==============          ==============


11 1/8% SENIOR SUBORDINATED NOTES DUE 2006
------------------------------------------

In July 1996, the Company issued $200,000 of Senior Subordinated Notes in a private offering that were later exchanged for registered notes with substantially identical terms (the "1996 Notes"). The 1996 Notes are general unsecured obligations of the Company, subordinated in right of payment to senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness. The 1996 Notes are guaranteed by the U.S. subsidiaries of the Company and secured by a second lien on 65% of the stock of the Company's Canadian subsidiaries. The 1996 Notes mature on July 15, 2006, and bear interest at 11 1/8% per year, payable semiannually in arrears on January 15 and July 15. The proceeds from the sale of the 1996 Notes were used to retire certain existing indebtedness of the Company under its previous credit facilities, to purchase certain properties from related party partnerships (see
Note 12), to redeem stock from a shareholder (see Note 8), to fund an acquisition and for general corporate purposes. Upon completion of the Company's initial public offering of its Common stock in July 1997 (see Note 1), the Company exercised an option to redeem $70,000 principal amount of the 1996 Notes. The resulting $7,000 prepayment penalty along with the write-off of a portion of the unamortized deferred financing costs of $3,050, net of an income tax benefit of $4,014, was recorded as an extraordinary charge in the accompanying consolidated statements of operations.

9 1/8% SENIOR SUBORDINATED NOTES DUE 2007
-----------------------------------------

In July 1997, the Company issued $120,000 of Senior Subordinated Notes (the "1997 Notes") in a public offering. The 1997 Notes are general unsecured obligations of the Company, subordinated in right of payment to the senior indebtedness of the Company and senior in right of payment to any current or future subordinated indebtedness. The 1997 Notes are guaranteed by the U.S. subsidiaries of the Company and secured by a third lien on 65% of the stock of the Company's Canadian subsidiaries. The 1997 Notes are equal in right of payment with the 1996 Notes. The 1997 Notes mature on July 7, 2007, and bear interest at 9 1/8% per year, payable semiannually in arrears on January 15 and July 15. The proceeds from the sale of the 1997 Notes were used to repay outstanding borrowings under a previous credit facility and for general corporate purposes.

8 1/8% SENIOR NOTES DUE 2008
----------------------------

In April 1998, Pierce Leahy Command Company, the Company's principal Canadian subsidiary, issued $135,000 of Senior Notes in a private offering that were later exchanged for registered notes with substantially identical terms (the "1998 Notes"). The 1998 Notes are general unsecured obligations of Pierce Leahy Command Company ranking pari passu in right of payment to all existing and future senior unsecured indebtedness of Command. The 1998 Notes are effectively subordinated to secured indebtedness of Command to the extent of the assets securing such indebtedness. The 1998 Notes are guaranteed on a senior subordinated basis by the Company, which guarantee is equal in right of payment with the 1996 and 1997 Notes. The 1998 Notes mature on May 15, 2008, and bear interest at 8 1/8% per year, payable semi-annually in arrears on May 15 and November 15. The proceeds from the sale of the 1998 Notes were used primarily to finance the acquisition of Archivex Inc., to repay outstanding borrowings under the credit facility and for general corporate purposes.

REVOLVING CREDIT FACILITY
--------------------------

In February 1998, the Company amended its credit facility to provide for a revolving line of credit of U.S. $150 million in borrowings and CDN $40 million in borrowings for Pierce Leahy Command Company. The credit facility is senior to all subordinated indebtedness of the Company and is secured by substantially all of the assets of the Company, and a first lien on 65% of the stock of the Company's Canadian subsidiaries. Borrowings under the facility bear interest at prime plus an applicable margin, or at LIBOR plus an applicable margin, at the option of the Company. In addition to interest and other customary fees, the Company is obligated to remit a fee of 0.375% per year on unused commitments, payable quarterly. The aggregate available commitment under the credit facility will be reduced on a quarterly basis beginning September 30, 2001. The credit facility matures on June 30, 2004, unless previously terminated. The Company's available borrowing capacity under the credit facility is contingent upon the Company meeting certain financial ratios and other criteria.

The weighted average interest rate on outstanding borrowings on the U.S. portion of the revolver at December 31, 1998 was 7.6%. The highest amount outstanding during the year ended December 31, 1998 was $125,500, the average amount outstanding during the year was $79,150, and the weighted average interest rate was 7.95%. The highest amount outstanding under the U.S. revolver during the year ended December 31, 1997 was $117,763, the average amount outstanding during the year was $69,338, and the weighted average interest rate was 7.85%.

There were no outstanding borrowings on the Canadian portion of the credit facility at December 31, 1998. The highest amounts outstanding during the years ended December 31, 1998 and 1997, were CDN $35,000 and $31,900, respectively. The average amounts outstanding in 1998 and 1997, respectively, were CDN $8,750 and $17,100, while the weighted average interest rates were 8.51% and 6.12%, respectively.

In February 1999, the Company amended the U.S. portion of the credit facility to provide for borrowings of up to $175 million. All other material terms and conditions remained the same.

MORTGAGE NOTES
--------------

In connection with the purchase of real estate from related parties in 1996 (see
Note 12), the Company assumed a mortgage of $1,114. The mortgage bears interest at 10.5% and requires monthly principal and interest payments of $20 through 2002. The Company also assumed mortgage notes in connection with certain acquisitions during 1998, 1997 and 1996 of $2,465, $2,000 and $2,630, respectively. The notes bear interest at rates of approximately 8% and require monthly principal and interest payments ranging from $12 to $22 through 2009.

SELLER NOTES
------------

In connection with certain acquisitions completed in 1998 and 1997, notes for $3,175, and $1,652, respectively, were issued to the sellers. The notes bear interest at rates ranging from 5% to 7% per year. The outstanding balances on the notes as of December 31, 1998 mature through 1999.

Future scheduled principal payments on all of the Company's long-term debt at December 31, 1998 are as follows:

          1999                                  $  3,583
          2000                                       933
          2001                                     2,563
          2002                                    21,013
          2003                                    49,644
          2004 and thereafter                    440,209
                                                --------
                                                $517,945
                                                ========

Upon entering into prior credit facilities in 1993 and 1994, the Company issued warrants to certain lenders to purchase common stock. Warrants to purchase 229,825 shares at $.01 per share were issued in 1993 and 55,073 shares at $2.68 per share were issued in 1994. Management assigned an initial value of $338 to the 1993 warrants and $87 to the 1994 warrants for financial reporting purposes. The Company called the warrants in February 1996 at an amount which was determined by a formula defined in the credit agreement. The change in value of the redeemable warrants from the initial value has been accreted through a charge to shareholder's equity (deficit) in the accompanying financial statements. The warrants were redeemed for $2,625 in 1996. There were no warrants outstanding during 1997 or 1998.

Debt refinancings occurred in 1997 and 1996, resulting in the write-off of previously deferred financing costs of $3,050 and $2,015, respectively, and prepayment and other charges of $7,000 in 1997. Such write-offs and charges have been recorded as extraordinary charges, net of tax, in the accompanying consolidated statements of operations. No debt refinancings occurred in 1998.

The Company is in compliance with all financial and operating covenants required under all indentures and under the Credit Facility.

7. INCOME TAXES:
   ------------

The components of income taxes for the years ended December 31, 1998 and 1997 are as follows:


                                                         Year Ended December 31,
                                               --------------------------------------------
                                                     1998                      1997
                                               ----------------            ----------------
               Current-
                  Federal                        $           95              $            -
                  State                                      55                           -
                  Foreign                                     -                         150
                                               ----------------            ----------------
                                                            150                         150


               Deferred-
                  Federal                                 5,309                       8,895
                  State                                    (144)                      1,172
                  Foreign                                (1,997)                      1,221
                                               ----------------            ----------------
                                                          3,168                      11,288
                                               ----------------            ----------------
                                                 $        3,318              $       11,438
                                               ================            ================


The provision for income taxes for the years ended December 31, 1998 and 1997 consists of a current tax provision for alternative minimum taxes on domestic operations and foreign taxes due on taxable income of the Company's Canadian subsidiaries, and deferred federal, state and foreign income taxes. The total deferred income tax provision in 1997 includes a one-time tax charge of $6,600 recorded upon the termination of the Company's S corporation status.

The statement of operations for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes which would have been recorded if the Company had been a C corporation for the entire period based on tax laws in effect during the period. The reconciliation of the federal statutory income tax rate and the effective income tax rate for the year ended December 31, 1998, and the reconciliation of the federal statutory income tax rate and the pro forma effective income tax rate for the year ended December 31, 1997, are as follows:


                                                                    Year Ended December 31,
                                                                ---------------------------------
                                                                     1998                1997
                                                                -------------       -------------
               Federal statutory rate                                  34.0%              34.0%
               State income taxes                                       2.7               (1.2)
               Non-deductible expenses                                (86.3)              (7.9)
               Foreign                                                  6.4               (3.2)
                                                                     ------               ----
                                                                     (43.2)%              21.7%
                                                                     ======               ====

Deferred taxes are determined based on the estimated future tax effects of differences between the financial statement and tax basis of assets and liabilities given the provisions of enacted tax laws. Deferred taxes are comprised of the following:

                                                                          Year Ended December 31,
                                                                 ----------------------------------------
                                                                       1998                    1997
                                                                 ---------------         ----------------
     Current deferred income tax asset                                  $  4,402                 $  2,621
                                                                 ---------------         ----------------
     Gross non-current deferred tax assets                                12,190                   10,269
     Gross non-current deferred tax liabilities                          (27,226)                 (18,678)
                                                                 ---------------         ----------------
                Total non-current deferred taxes                          15,036                    8,409
                                                                 ---------------         ----------------
     Net deferred tax liability                                         $(10,634)                $ (5,788)
                                                                 ===============         ================

The tax effect of significant temporary differences representing deferred tax assets and liabilities at December 31, 1998 and 1997 are as follows:

                                                                          Year Ended December 31,
                                                                 ----------------------------------------
                                                                       1998                    1997
                                                                 ---------------         ----------------
     Basis difference of property and equipment                   $      (16,493)         $       (10,312)
     Basis difference in intangible assets                                (8,170)                  (5,076)
     Net operating loss carryforward                                      7,464                    5,112
     Deferred rent                                                         2,295                    1,526
     Expenses not currently deductible
        for tax purposes                                                   4,270                    2,962
                                                                 ---------------         ----------------
               Net deferred tax liability                         $       10,634          $         5,788
                                                                 ===============         ================

The Company has federal and state net operating loss carryforwards available for income tax and financial reporting purposes of approximately $12,056 at December 31, 1998. The net operating loss carryforwards begin to expire in 2012.


8. CAPITAL STOCK:
   -------------

At December 31, 1998 and 1997, the Company's capital stock was comprised of the following:

                                                                    Preferred                 Common
                                                                 ---------------         ----------------
   Par value                                                     $           .01         $            .01
   Shares authorized                                                  10,000,000               80,000,000
   Shares issued and outstanding December 31, 1998                             -               17,036,581
   Shares issued and outstanding December 31, 1997                             -               16,477,728

In 1996, the Company redeemed 105,910 shares of Common stock for $1,450 and canceled these shares.

Certain shareholders of the Company entered into a voting trust agreement on June 24, 1997. The shares held in trust represent 48.5% of the outstanding Common stock at December 31, 1998. The trustees of the voting trust include the President and Chief Executive Officer of the Company and the Chairman of the Board of Directors. Each of the trustees has shared power to vote the shares held in the voting trust. The beneficial owners of interests in the voting trust have the right to dispose of the shares to which they have beneficial interests.

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

In April 1997, the Company adopted its 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of stock options to purchase up to 1,500,000 shares of Common stock to employees, officers, directors, consultants and advisors of the Company. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Grants may consist of incentive stock options or nonqualified stock options. The option price of any incentive stock option granted will not be less than the fair value of the underlying shares of Common stock on the date of grant. The option price of a non-qualified stock option will be determined by the Committee and may be greater than, equal to or less than the fair market value of the underlying shares of Common stock on the date of grant. The term of each option will be determined by the Committee, provided that the exercise period may not exceed 10 years from the date of grant. The options granted may be subject to vesting and other conditions. In the event of a change in control (as defined in the 1997
Plan), all outstanding options will become fully exercisable.

Information related to all of the Company's existing stock option plans is as follows:

                                                                                     Weighted Average
                                                                Exercise Price      Exercise Price Per          Aggregate
                                                Options            Per Share              Share              Exercise Price
                                           --------------------------------------------------------------------------------------
Balance as of December 31, 1995                      600,512         $      5.09                  $ 5.09            $3,056,606
     Granted                                         360,092                5.86                    5.86             2,110,139
                                           --------------------------------------------------------------------------------------
Balance as of December 31, 1996                      960,604           5.09-5.86                    5.38             5,166,745
     Granted                                         153,570                5.09                    5.09               781,671
                                           --------------------------------------------------------------------------------------
Balance as of December 31, 1997                    1,114,174           5.09-5.86                    5.34             5,948,416
     Granted                                         156,250               20.50                   20.50             3,203,125
     Exercised                                       (10,591)               5.09                    5.09               (53,908)
     Terminated                                       (8,750)              20.50                   20.50              (179,375)
                                           --------------------------------------------------------------------------------------
Balance as of December 31, 1998                    1,251,083         $5.09-20.50                  $ 7.13            $8,918,258
                                                   =========         ===========                  ======            ==========

At December 31, 1998, 647,333 options to purchase  shares of Common stock are
fully vested and exercisable.   Subsequent to December 31, 1998, the Company
issued 151,000 options to employees at an exercise price of $25.50 per share.

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1998, 1997 and 1996:

                                                               1998            1997          1996
                                                            -----------    -----------    -----------
     Risk free interest rates                                      5.5%           6.4%           5.6%
     Expected lives of options                                 7 years        7 years        7 years
     Expected dividend yields                                      N/A            N/A            N/A
     Expected volatility                                            45%            20%            15%

The approximate fair value of each option granted in 1998, 1997 and 1996 is $11.36, $2.08 and $2.06, respectively, as determined under the provisions of SFAS No. 123. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                             1998           1997           1996
                                                                         -----------    -----------     ----------
  Net loss applicable to Common shareholders, as reported                  $(10,990)      $(15,197)       $(1,053)
  Net loss applicable to Common shareholders, pro forma
      for compensation cost and income taxes in 1997 (Note 1)              $(11,468)      $ (9,681)       $(1,311)
  Net loss per share applicable to Common shareholders, pro forma
      for compensation cost and income taxes in 1997 (Note 1)              $  (0.68)      $  (0.72)             -

The SFAS No. 123 method of accounting is applied only to options granted on or after January 1, 1995. The resulting pro forma compensation cost may not be representative of the amount to be expected in future years due to the vesting schedule of the options.

10. COMMITMENTS AND CONTINGENCIES:
    -----------------------------

Operating Leases
----------------

At December 31, 1998, the Company was obligated under non-cancelable operating leases, including the related-party leases discussed below, for warehouse space, office equipment and transportation equipment. These leases expire at various times through 2024 and require minimum rentals, subject to escalation, as follows:

          1999                                    $     38,320
          2000                                          37,201
          2001                                          34,885
          2002                                          32,094
          2003                                          28,283
          2004 and thereafter                           97,495
                                                  ------------
                                                  $    268,278
                                                  ============

Rent expense for all leases was approximately $31,077, $21,657, and $17,008 for the years ended December 31, 1998, 1997 and 1996, respectively. Some of the leases for warehouse space provide for purchase options on the facilities at certain dates.

The Company leases office and warehouse space at prices which, in the opinion of management, approximate market rates from entities which are owned by certain shareholders, officers and employees of the Company. Rent expense on these leases was approximately $961, $845, and $9,019 for the years ended December 31, 1998, 1997 and 1996, respectively. A significant portion of the related party rent expense was reduced through the purchase of certain real estate and the buy-out of certain lease interests in July 1996 (see Note 12).

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

In June 1997, the Company entered into a tax indemnification agreement with its then current shareholders which provides for: (i) the distribution to such shareholders of cash equal to the product of the Company's taxable income for the period from January 1, 1997 until July 1, 1997 and the sum of the highest effective federal and state income tax rate applicable to any current shareholder, less any prior distributions to such shareholders to pay taxes for such period, and (ii) an indemnification of such shareholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from the Company's operations during the period in which it was a Subchapter S Corporation.

11. EARNINGS PER SHARE:
    ------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share." SFAS No. 128 requires dual presentation of basic and diluted earnings per share. According to SFAS No. 128, basic earnings per share, which replaces primary earnings per share, is calculated by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into Common stock, such as stock options and warrants. The Company adopted SFAS No. 128 in 1997.

In 1998 and 1997 there were no dilutive effects of stock options or warrants as the Company had a loss before extraordinary item. In 1996, the weighted average of shares outstanding was 10,546,871. The dilutive effects of the weighted average number of stock options and warrants outstanding was 84,059 shares.

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

The Company had an agreement with a shareholder of the Company that required payments of $60 per year for five years upon the death of the shareholder. The present value of this benefit was recorded as a liability by the Company. In July 1996, the Company decided to make monthly pension payments to the shareholder and terminated the previous agreement. The pension payments are $8 per month until the later of the death of the shareholder or his spouse. The $490 difference between the present value of this benefit and the liability previously reported was recorded as a non-recurring charge in the 1996 consolidated statement of operations.

The Company paid financial advisory fees to an investment banking firm of which a director of the Company was a managing director. The fees were approximately $62 in 1997 and $800 in 1996, respectively. In addition, the investment banking firm received $1,800 from the underwriters on the 1997 Notes and initial public offering and $310 from the placement agent on the 1998 Notes.

The Company paid real estate advisory fees to a firm of which a director of the Company is the owner. The fees were approximately $8 in 1998 and $88 in 1997. There were no fees paid to the firm in 1996.

13. EMPLOYEE BENEFIT PLANS:
    ----------------------

The Company maintains a discretionary profit sharing and a 401(k) plan for substantially all full-time employees over the age of 20 1/2 and with more than 1,000 hours of service. Participants in the 401(k) plan may elect to defer a specified percentage of their compensation on a pretax basis. The Company is required to make matching contributions equal to 25% of the employee's contribution up to a maximum of 2% of the employee's annual compensation. Participants become vested in the Company's matching contribution over three to seven years. The expense relating to these plans was $1,209, $892 and $1,122 for the years ended December 31, 1998, 1997 and 1996, respectively.

14. ACQUISITIONS:
    ------------

In 1996, the Company completed 12 acquisitions for an aggregate cash purchase price of $62,165 (of which $14,000 was for one transaction in May 1996 and $13,500 was for another transaction in October 1996; all others were individually less than $8,000).

In 1997, the Company completed 17 acquisitions, of which 15 were recorded under the purchase method of accounting while the other two acquisitions were accounted for as pooling of interests. The 15 acquisitions accounted for under the purchase method had an aggregate purchase price of $109,098, consisting primarily of $102,068 in net cash, 163,266 shares of Common stock with a deemed value of $4,500 and $1,652 in Seller notes. For purposes of computing the purchase price for accounting purposes, the value of the shares issued is determined using a discount of 10% from the market value at the day of issuance due to certain restrictions on the sale and transferability of shares issued. The most significant of these acquisitions was one acquisition for $9,084 in January 1997 and another for $62,000 in April 1997; all others were individually less than $8,000.

During 1997, the Company also completed two mergers with records management businesses by exchanging an aggregate of 165,355 shares of Common stock for the stock of these entities. These mergers constituted tax free reorganizations and have been accounted for as pooling of interests under Accounting Principles Board Opinion No. 16. Prior periods have not been restated for the acquisitions due to the immateriality of the transactions, and the book value of net assets acquired of $407 has been recorded as additional paid-in capital. The results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates.

In 1998, the Company completed 16 acquisitions for an aggregate purchase price of $204,070, consisting primarily of $186,486 in net cash, 548,262 shares of Common Stock with a deemed value of $14,409 and $3,175 in Seller notes. The most significant of these acquisitions was one transaction for $59,000 in April 1998, another for $30,000 in May 1998 and a third for $52,000 in July 1998, all others were individually less than $15,000. All of the acquisitions in 1998 were recorded under the purchase method of accounting.

In addition to these payments, the acquisitions in 1998, 1997, and 1996 provided for non-compete obligations of $40, $60, and $400, respectively, payable over one year. The non-compete obligations at December 31, 1998, 1997 and 1996 was $166, $347 and $783, respectively. The results of operations for each of these acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The excess of the fair value of the assets and liabilities acquired has been allocated to goodwill ($178,049 in 1998, $91,047, in 1997 and $43,062 in 1996)
and is being amortized over the estimated benefit period of 30 years.

Subsequent to December 31, 1998, the Company completed three acquisitions of records management businesses for an aggregate purchase price of approximately $42,146, consisting of $23,402 in net cash and $18,744 in Seller notes. Certain purchase agreements contain purchase price adjustments that could affect the net cash paid for such acquisitions. The acquisitions were accounted for under the purchase method of accounting. The $36,264 excess of the purchase price over the underlying fair value of the assets and liabilities acquired has been allocated to goodwill. The most significant of these acquisitions was Datavault, Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. This acquisition was primarily financed by borrowings under the Company's recently amended credit facility (see
Note 6).

A summary of the net cash paid for the purchase price of the completed acquisitions is as follows:

                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                     1998                   1997
                                                                 --------------         -------------
     Fair value of assets acquired                                     $230,343              $119,053
     Liabilities assumed                                                (27,967)               (9,953)
     Seller notes issued                                                 (3,175)               (1,652)
     Fair value of Common stock issued                                  (14,409)               (4,907)
     Cash acquired                                                       (1,694)                 (473)
                                                                 --------------         -------------
          Net cash paid                                                $186,486              $102,068
                                                                 ==============         =============


The following unaudited pro forma information shows the results of the Company's operations for the years ended December 31, 1998 and 1997 as though each of the completed acquisitions had occurred as of January 1, 1997:

                                                                       Year Ended December 31,
                                                                 ------------------------------------
                                                                     1998                   1997
                                                                 --------------         -------------
     Total revenues                                                    $306,051              $286,108
     Net loss                                                          $(15,057)             $(25,487)
     Basic and diluted net loss per Common share                       $  (0.88)             $  (1.50)


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1997, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired companies.

15. SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED):
    ----------------------------------------------

The Company stores and services business records for clients throughout the United States and Canada. The following information is a summary of the operating results and financial position for the Company's U.S. and Canadian operations:

                                                    For the Year Ended December 31,
                                          ----------------------------------------------------
                                                1998              1997              1996
                                          ----------------  ----------------  ----------------
Revenues:
  United States                                  $235,649          $166,337          $114,049
  Canada                                         $ 34,651          $ 17,180          $ 15,699
                                          ----------------------------------------------------
  Total                                          $270,300          $183,517          $129,748

EBITDA:
  United States                                  $ 70,194          $ 43,451          $ 28,454
  Canada                                         $  8,677          $  8,056          $  7,417
                                          ----------------------------------------------------
  Total                                          $ 78,871          $ 51,507          $ 35,871

Operating income (loss):
  United States                                  $ 41,917          $ 25,238          $ 16,986
  Canada                                         $ (6,725)         $  2,287          $  2,762
                                          ----------------------------------------------------
  Total                                          $ 35,192          $ 27,525          $ 19,748

Net income (loss):
  United States                                  $  2,928          $(15,443)         $   (568)
  Canada                                         $(13,918)         $    246          $  1,076
                                          ----------------------------------------------------
  Total                                          $(10,990)         $(15,197)         $    508

                                                            At December 31,
                                          ----------------------------------------------------
                                                1998              1997              1996
                                          ----------------  ----------------  ----------------
Current assets:
  United States                                  $ 42,896          $ 28,602          $ 17,155
  Canada                                         $  9,066          $  3,587          $  3,226
                                          ----------------------------------------------------
  Total                                          $ 51,962          $ 32,189          $ 20,381

Total assets:
  United States                                  $542,378          $361,657          $203,941
  Canada                                         $124,080          $ 33,056          $ 30,879
                                          ----------------------------------------------------
  Total                                          $666,458          $394,713          $234,820

Current liabilities:
  United States                                  $ 59,885          $ 43,077          $ 42,607
  Canada                                         $  8,224          $  2,018          $  1,707
                                          ----------------------------------------------------
  Total                                          $ 68,109          $ 45,095          $ 44,314

Long-term liabilities:
  United States                                  $399,739          $264,643          $207,590
  Canada                                         $135,515          $ 25,652          $  8,354
                                          ----------------------------------------------------
  Total                                          $535,254          $290,295          $215,944

The summarized financial information of the Canadian subsidiaries has been prepared from the books and records maintained by each subsidiary. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian subsidiaries operated as independent entities. Certain intercompany sales and charges, and intercompany loans among the Company and its Canadian subsidiaries are included in the subsidiaries' records and are eliminated in consolidation.

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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement established additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has determined that all of their operations have similar economic characteristics and may be aggregated into a single segment for disclosure under SFAS 131. Information concerning the geographic operations of the Company as prescribed by SFAS 131 is provided above.

16.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED):
     -------------------------------------------------

Summarized quarterly financial data for 1998 and 1997 is as follows:

                                                                                         1998 QUARTER
                                                                       ------------------------------------------------
                                                                         FIRST       SECOND        THIRD        FOURTH
                                                                       ---------    ---------    ---------    ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues                                                          $ 56,290     $ 64,146     $ 74,597     $ 75,267
Cost of sales, excluding depreciation and amortization                  $ 32,915     $ 36,279     $ 41,961     $ 43,280
Operating income                                                        $  7,444     $  6,710     $  9,123     $ 11,915
Net loss                                                                $ (1,037)    $ (4,457)    $ (4,614)    $   (882)
Basic and diluted loss per Common share:                                $  (0.06)    $  (0.27)    $  (0.27)    $  (0.05)

                                                                                          1997 QUARTER
                                                                       ------------------------------------------------
                                                                         FIRST       SECOND        THIRD        FOURTH
                                                                       ---------    ---------    ---------    ---------
                                                                            (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues                                                          $ 40,232     $ 46,208     $ 47,249     $ 49,828
Cost of sales, excluding depreciation and amortization                  $ 22,298     $ 25,611     $ 25,943     $ 28,088
Operating income                                                        $  6,776     $  8,040     $  6,780     $  5,929
Income (loss) before extraordinary charge                               $     64     $   (103)    $ (7,870)    $ (1,252)
Net income (loss)                                                       $     64     $   (103)    $(13,906)    $ (1,252)
Basic and diluted loss per Common share:
     Income (loss) before extraordinary charge                          $   0.01     $  (0.01)    $  (0.49)    $  (0.08)
     Extraordinary charge                                                      -            -        (0.37)           -
     Net income (loss)                                                  $   0.01     $  (0.01)    $  (0.86)    $  (0.08)


In the third quarter of 1997, the Company incurred a non-recurring non-cash compensation charge of $1,752 relating to the accelerated vesting of options as a result of its initial public offering of Common stock (see Note 9).

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
------   ---------------------------------------------------------------
FINANCIAL DISCLOSURE.
--------- ----------

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

  The information called for by the above items, except the information set forth in Item 4A herein, is incorporated by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders, which definitive proxy statement is to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------

(a)  The following documents are filed as part of this Report.

     1.  Financial Statements
         --------------------
                                                                 Page
                                                                 ----

     Report of Independent Public Accountants..................   22
     Consolidated Balance Sheets...............................   23
     Consolidated Statement of Operations......................   24
     Consolidated Statement of Shareholders' Equity (Deficit)
          and other Comprehensive Income.......................   25
     Consolidated Statements of Cash Flows.....................   26
     Notes to Consolidated Financial Statements................   27


     2.  Financial Statement Schedule:
         ----------------------------

               Report of Independent Public Accountants

               Schedule II - Valuation and Qualifying Accounts


     3.  Exhibits:
         --------


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

     3.3** Designation, Rights and Preferences of the Series A Redeemable Senior Pay-In-Kind Preferred Stock

       9 Amended and Restated Voting Trust Agreement by and among certain shareholders of the Company (incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

    10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-9963)

    10.2* Pierce Leahy Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1, File No. 333-23121)

     Exhibit
     Number      Description of Exhibits.
     ------      -----------------------

    10.3(a)**    Second Amended and Restated Credit Agreement dated as of
                 February 24, 1999, among the Company, Pierce Leahy Command
                 Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative
                 Agent, and Canadian Imperial Bank of Commerce, New York Agency, as U.S. Administrative Agent

    10.3(b) Credit Agreement dated as of August 12, 1997, as amended, among the Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian Imperial Bank of Commerce, New York Agency, as U.S. Administrative Agent, together with certain collateral documents attached thereto, including the form of US$ Note, the form of Canadian$ Note, and the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

    10.4 Indenture, dated as of July 15, 1996, among the Company as issuer, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-9963)

    10.5 Indenture, dated as of July 7, 1997, among the Company, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

    10.6 Indenture, dated as of April 7, 1998, by and among Pierce Leahy Command Company, as issuer, Pierce Leahy Corp., and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1(c) to the Company's Registration Statement on Form S-4, File No. 333-58569)

    10.7 Tax Indemnification Agreement among the Company and certain of its shareholders (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-23121)

    10.8 Pierce Leahy Corp. Profit Sharing/401(K) Plan, as amended, dated December 29, 1998 (incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, File No. 333-69859)

    10.9 Asset Purchase Agreement dated February 4, 1998, and Amending Agreement dated April 7, 1998, among Pierce Leahy Command Company, Archivex Inc., the shareholders of Archivex Inc., and certain parties related to Archivex Inc. (incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Report on Form 8-K dated April 7, 1998)

   10.10 Stock Purchase Agreement dated May 21, 1998 among Pierce Leahy Corp., and the shareholders of Kestrel Holdings, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated July 2, 1998)

     Exhibit
     Number      Description of Exhibits.
     ------      -----------------------
      12**       Computation of Ratio of Earnings to Fixed Charges

      21**       Subsidiaries of the Registrant

      23**       Consent of Arthur Andersen LLP

      27**       Financial Data Schedule
     ____________________

      * Management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

      **         Filed herewith.

     (b)         Reports on Form 8-K.
                 None

                                   SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, duly authorized.



                                      PIERCE LEAHY CORP.


Dated:  March 22, 1999                By /s/ J. Peter Pierce
                                         --------------------------------------
                                         J. Peter Pierce
                                         President and Chief Executive Officer


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                          Title                     Date
/s/ J. Peter Pierce         President, Chief Executive Officer       March 22, 1999
------------------------
         J. Peter Pierce    Director (Principal Executive Officer)

/s/ Douglas B. Huntley      Vice President, Chief Financial          March 22, 1999
------------------------
      Douglas B. Huntley    Officer, Director (Principal Financial
                            and Accounting Officer)

/s/ Leo W. Pierce, Sr.      Chairman of the Board, Director          March 22, 1999
------------------------
      Leo W. Pierce, Sr.

/s/ Alan B. Campell         Director                                 March 22, 1999
------------------------
         Alan B. Campell

/s/ Delbert S. Conner       Director                                 March 22, 1999
------------------------
       Delbert S. Conner

/s/ Thomas A. Decker        Director                                 March 22, 1999
------------------------
        Thomas A. Decker

/s/ J. Anthony Hayden       Director                                 March 22, 1999
------------------------
       J. Anthony Hayden

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To Pierce Leahy Corp.:

     We have audited in accordance with generally accepted auditing standards, the consolidated financial statements for Pierce Leahy Corp. and have issued our report thereon dated February 26, 1999. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                           ARTHUR ANDERSEN LLP


Philadelphia, Pa.
February 26, 1999

                                  SCHEDULE II

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                                                 Charges to
                                                     Balance,      Charges     Other Accounts -                    Balance,
                                                   Beginning of       to           Purchase         Deductions      End of
                                                      Period       Expenses       Accounting       From Reserve     Period
                                                 ---------------  ----------  ------------------  --------------   --------
December 31, 1998
       Reserve for doubtful accounts..........         $2,399       $1,406           $  -              $155          $3,650

December 31, 1997
       Reserve for doubtful accounts..........         $  795       $  947           $953              $296          $2,399

December 31, 1996
       Reserve for doubtful accounts..........         $  487       $  467           $  -              $159          $  795

                               INDEX TO EXHIBITS


Exhibit
Number      Description of Exhibits.
------      -----------------------

3.1 Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1, File No. 333-23121)

3.2 By-laws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1, File No. 333-23121)

3.3** Designation, Rights and Preferences of the Series A Redeemable Senior Pay-In-Kind Preferred Stock

9 Amended and Restated Voting Trust Agreement by and among certain shareholders of the Company (incorporated by reference to Exhibit 9 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.1* Pierce Leahy Corp. Non-Qualified Stock Option Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.2* Pierce Leahy Corp. 1997 Stock Option Plan (incorporated by reference to Exhibit to the Company's Registration Statement on Form S-1, File No. 333-23121)

10.3(a)**   Second Amended and Restated Credit Agreement dated as of February
            24, 1999, among the Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian
            Imperial Bank of Commerce, as Canadian Administrative Agent, and
            Canadian Imperial Bank of Commerce, New York Agency, as U.S.
            Administrative Agent

10.3(b) Credit Agreement dated as of August 12, 1997, as amended, among the Company, Pierce Leahy Command Company, the several lenders from time to time parties thereto, Canadian Imperial Bank of Commerce, as Canadian Administrative Agent, and Canadian Imperial Bank of Commerce, New York Agency, as U.S. Administrative Agent, together with certain collateral documents attached thereto, including the form of US$ Note, the form of Canadian$ Note, and the form of the U.S. Global Guarantee and Security Agreement made by the Company, certain of its affiliates and subsidiaries and its shareholders in favor of the U.S. Administrative Agent (incorporated by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

10.4 Indenture, dated as of July 15, 1996, among the Company as issuer, and United States Trust Company of New York, as trustee (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-4, File No. 333-9963)

10.5 Indenture, dated as of July 7, 1997, among the Company, as issuer, and The Bank of New York, as trustee (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997)

Exhibit
Number      Description of Exhibits.
------      -----------------------

10.6 Indenture, dated as of April 7, 1998, by and among Pierce Leahy Command Company, as issuer, Pierce Leahy Corp., and The Bank of New York, as trustee (incorporated by reference to Exhibit 4.1(c) to the Company's Registration Statement on Form S-4, File No. 333-58569)

10.7 Tax Indemnification Agreement among the Company and certain of its shareholders (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1, File No. 333-23121)

10.8 Pierce Leahy Corp. Profit Sharing/401(K) Plan, as amended, dated December 29, 1998 (incorporated by reference to Exhibit 10 to the Company's Registration Statement on Form S-8, File No. 333-69859)

10.9 Asset Purchase Agreement dated February 4, 1998, and Amending Agreement dated April 7, 1998, among Pierce Leahy Command Company, Archivex Inc., the shareholders of Archivex Inc., and certain parties related to Archivex Inc. (incorporated by reference to Exhibits 10.1 and 10.2 to the Company's Report on Form 8-K dated April 7, 1998)

10.10 Stock Purchase Agreement dated May 21, 1998 among Pierce Leahy Corp., and the shareholders of Kestrel Holdings, Inc.
            (incorporated by reference to Exhibit 10.1 to the Company's Report on Form 8-K dated July 2, 1998)

12**        Computation of Ratio of Earnings to Fixed Charges

21**        Subsidiaries of the Registrant

23**        Consent of Arthur Andersen LLP

27**        Financial Data Schedule

________________
* Management contract or compensatory plan required to be filed pursuant to Item 601(b)(10)(iii) of Regulation S-K.

**          Filed herewith.

(b)         Reports on Form 8-K.
             None