Form 10-Q
period 1999-03-31
PIERCE LEAHY CORP
filed 1999-05-12
CIK 1020569

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
     Act of 1934 For the Quarterly Period Ended March 31, 1999

                                      Or


[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 For the Transition Period from ________ to ___________

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

Yes [X]     No [_]

As of May 7, 1999, there were 17,063,270 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                              PIERCE LEAHY CORP.
                                     INDEX


                                                                          Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

         Consolidated Balance Sheets at March 31, 1999
         and December 31, 1998                                               3

         Consolidated Statements of Operations for the Three
         Months Ended March 31, 1999 and 1998                                4

         Consolidated Statements of Cash Flows for the Three
         Months Ended March 31, 1999 and 1998                                5

         Notes to Consolidated Financial Statements                        6-9


Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                       10-13

Item 3 - Quantitative and Qualitative Disclosures About Market Risk         14


PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds                          15

Item 6 - Exhibits and Reports on Form 8-K                                   15

         Signatures                                                         15

         Exhibit 27 - Financial Data Schedule                               16

                        PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                                    March 31,            December 31,
                                    ASSETS                                            1999                  1998
                                   -------                                        ------------          ------------
                                                                                             (Unaudited)
CURRENT ASSETS:
   Cash                                                                           $     5,202           $     2,312
   Accounts receivable, net of allowance for doubtful
     accounts of $3,543 and $3,650                                                     49,814                43,063
   Inventories                                                                          1,191                 1,056
   Prepaid expenses and other                                                           1,977                 1,129
   Deferred income taxes                                                                4,402                 4,402
                                                                                  ------------          ------------
            Total current assets                                                       62,586                51,962
                                                                                  ------------          ------------

PROPERTY AND EQUIPMENT                                                                315,768               297,216
  Less-Accumulated depreciation and amortization                                      (72,782)              (67,522)
                                                                                  ------------          ------------
           Net property and equipment                                                 242,986               229,694
                                                                                  ------------          ------------
OTHER ASSETS:
   Intangible assets, net                                                             420,243               381,515
   Other                                                                                3,181                 3,287
                                                                                  ------------          ------------
            Total other assets                                                        423,424               384,802
                                                                                  ------------          ------------
                                                                                  $   728,996           $   666,458
                                                                                  ============          ============
                         LIABILITIES AND SHAREHOLDERS' EQUITY
                         ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                                              $    22,713           $     3,583
   Accounts payable                                                                     9,709                11,663
   Accrued expenses                                                                    40,590                40,931
   Deferred revenues                                                                   15,355                11,932
                                                                                  ------------          ------------
            Total current liabilities                                                  88,367                68,109

LONG-TERM DEBT                                                                        548,272               514,362

DEFERRED RENT                                                                           6,305                 5,856

DEFERRED INCOME TAXES                                                                  16,077                15,036

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                                                              4,688                     -

SHAREHOLDERS' EQUITY                                                                   65,287                63,095
                                                                                  ------------          ------------
                                                                                  $   728,996           $   666,458
                                                                                  ============          ============

             The accompanying notes are an integral part of these
                             financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share data)

                                                                            Three Months Ended March 31,
                                                                              1999                 1998
                                                                          --------------         ------------
                                                                                     (Unaudited)
REVENUES:
   Storage                                                                $     44,174           $   33,214
   Service and storage material sales                                           36,020               23,076
                                                                          --------------         ------------
            Total revenues                                                      80,194               56,290
                                                                          --------------         ------------
OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                       45,595               32,915
   Selling, general and administrative                                          10,578                8,774
   Depreciation and amortization                                                 9,943                7,219
   Foreign currency exchange                                                    (1,815)                 (62)
                                                                          --------------         ------------
            Total operating expenses                                            64,301               48,846
                                                                          --------------         ------------
            Operating income                                                    15,893                7,444

INTEREST EXPENSE                                                                12,603                8,300
                                                                          --------------         ------------
            Income (loss) before income taxes                                    3,290                 (856)

INCOME TAXES                                                                       886                  181
                                                                          --------------         ------------
NET INCOME (LOSS)                                                                2,404               (1,037)

PREFERRED STOCK DIVIDEND                                                            92                    -
                                                                          --------------         ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                        $     2,312            $  (1,037)
                                                                          ==============         ============

Basic net income (loss) per Common share                                   $      0.14            $   (0.06)
                                                                          ==============         ============

Diluted net income (loss) per Common share                                 $      0.13            $   (0.06)
                                                                          ==============         ============

Shares used in computing basic net income (loss) per Common share               17,037               16,478
                                                                          ==============         ============

Shares used in computing diluted net income (loss) per Common share             17,589               16,478
                                                                          ==============         ============

             The accompanying notes are an integral part of these
                             financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                                            Three Months Ended March 31,
                                                                                        -----------------------------------
                                                                                              1999                1998
                                                                                        ---------------     ---------------
                                                                                                  (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                        $  2,404         $    (1,037)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                          9,824               7,227
        Loss on sale of property and equipment                                                   119                  29
        Deferred income tax provision                                                            885                 181
        Amortization of deferred financing costs                                                 383                 293
        Change in deferred rent                                                                  263                 338
        Foreign currency adjustment                                                           (1,708)                241
        Changes in assets and liabilities, excluding the effects from the purchases of businesses:
                  (Increase) decrease in -
                      Accounts receivable, net                                                (3,725)             (4,264)
                      Inventories                                                                (84)                (39)
                      Prepaid expenses and other                                                (278)                797
                      Other assets                                                               117               2,559
                  Increase (decrease) in -
                      Accounts payable                                                        (2,702)             (2,135)
                      Accrued expenses                                                        (2,753)             (5,489)
                      Deferred revenue                                                         1,565               1,758
                                                                                        ---------------     ---------------
               Net cash provided by operating activities                                       4,310                 459
                                                                                        ---------------     ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired, net of cash acquired                                   (22,434)            (40,044)
   Capital expenditures                                                                      (12,575)            (12,622)
   Client acquisition costs                                                                   (3,249)             (2,054)
   Increase in intangible assets                                                                (679)             (1,044)
   Payments on noncompete agreements                                                             (95)                (55)
   Proceeds from sale of property and equipment                                                   50                   -
                                                                                        ---------------     ---------------
               Net cash used in investing activities                                         (38,982)            (55,819)
                                                                                        ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving line of credit                                                     42,551              52,684
   Payments on revolving line of credit                                                      (11,151)                  -
   Proceeds from issuance of long-term debt                                                    2,325               4,300
   Issuance of Redeemable Preferred Stock, net                                                 4,644                   -
   Payments on long-term debt                                                                   (143)               (834)
   Payment of deferred financing costs                                                          (664)                (87)
                                                                                        ---------------     ---------------
               Net cash provided by financing activities                                      37,562              56,063
                                                                                        ---------------     ---------------

NET INCREASE IN CASH                                                                           2,890                 703

CASH, BEGINNING OF PERIOD                                                                      2,312               1,782
                                                                                        ---------------     ---------------
CASH, END OF PERIOD                                                                        $   5,202          $    2,485
                                                                                        ===============     ===============

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                                             $  15,610          $   14,558
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

         The consolidated balance sheet as of December 31, 1998 has been derived from the Company's consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

2)       ACQUISITIONS:

         During 1998, the Company completed 16 acquisitions. For the three months ended March 31, 1999, three records management businesses were purchased by the Company. All 1998 and 1999 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price for the 1999 acquisitions exceeded the underlying estimated fair value of the net assets acquired by $38,780, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the three months ended March 31, 1999, the Company paid an aggregate purchase price of approximately $41,316 for the acquisitions, consisting of $22,434 in net cash and $18,882 in Seller notes. The most significant of these acquisitions was Datavault, Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. This acquisition was financed by borrowings under the Company's credit facility and the issuance of Seller notes. The Company has historically financed its acquisitions primarily with borrowings under its credit facilities and with cash flows from existing operating activities.

         In March 1999, the Company signed a letter of intent to form a strategic partnership with ImageMax, Inc., a digital imaging, micrographics, and data entry services company. In April 1999, the Company announced that it would not proceed with this strategic partnership.

3)       LONG-TERM DEBT:

                                                             March 31,              December 31,
                                                                1999                    1998
                                                          -----------------       -----------------
          11 1/8% Senior Subordinated Notes due 2006      $       130,000         $     130,000
           9 1/8% Senior Subordinated Notes due 2007              120,000               120,000
           8 1/8% Senior Notes due 2008                           134,548               134,537
          U.S. Revolver                                           149,400               118,000
          Mortgage Notes                                            7,301                 7,368
          Seller Notes                                             22,357                 3,475
          Other                                                     7,379                 4,565
                                                          -----------------       -----------------
                                                                  570,985               517,945
          Less-Current portion                                    (22,713)               (3,583)
                                                          -----------------       -----------------
                                                          $       548,272         $     514,362
                                                          =================       =================

         In February 1999, the Company amended the U.S. portion of its revolving credit facility to provide for borrowings of up to $175,000. All other material terms and conditions remained the same.

4)       REDEEMABLE PAY-IN-KIND PREFERRED STOCK:

         In March 1999, the Company entered into an agreement to issue up to $15,000 of redeemable pay-in-kind ("PIK") preferred stock. This stock is redeemable at any time during the ten year term and has an initial annual dividend rate of 11.36%, subject to increase under certain circumstances including subsequent issuances of preferred stock (depending on certain interest rates at such time) and if the preferred stock is not redeemed prior to six months from its initial issuance. At its option, the Company may issue additional shares of preferred stock in lieu of quarterly cash interest payments. The Company issued $5,000 of the redeemable PIK preferred stock in March 1999. The Company incurred fees, net of amortization, of approximately $312, providing for net proceeds of approximately $4,688.

5)       EARNINGS PER SHARE:

         The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                             Three Months Ended March 31,
                                                        -----------------------------------------
                                                              1999                   1998
                                                        -------------------      ----------------
               Weighted average common shares
                    outstanding used for basic net
                    income (loss) per common share           17,037                 16,478

               Dilutive effect of common stock
                    options outstanding                         552                      -
                                                        -------------------      ----------------

               Weighted average common and
                    common and equivalent shares
                    used for diluted net income
                    (loss) per common share                  17,589                 16,478
                                                        ===================      ================

         Options to purchase an aggregate of 1,402,083 shares of Common stock at prices ranging from $5.09 to $25.50 per share were outstanding at March 31, 1999.

6)       COMPREHENSIVE INCOME:

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income," which is effective for financial statements issued for fiscal years beginning after December 15, 1997. The Company's comprehensive income includes net income and unrealized gains and losses from foreign currency translation adjustments. The unrealized foreign currency translation gains and losses for the three month periods ended March 31, 1999 and 1998 were immaterial.

7)       SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED):

         The Company stores and services business records for clients throughout the United States, Canada and the United Kingdom. The following information is a summary of the operating results and financial position for the Company's Canadian operations and the Company's U.S. and other operations:

                                                   For the Three Months Ended
                                                           March 31,
                                                  1999                   1998
                                            ------------------     ------------------
                                                          (Unaudited)
Revenues:
  United States and other                            $ 68,958               $ 50,836
  Canada                                               11,236                  5,454
                                            ==================     ==================
  Total                                              $ 80,194               $ 56,290
                                            ==================     ==================

EBITDA:
  United States and other                            $ 21,049               $ 13,410
  Canada                                                2,972                  1,191
                                            ==================     ==================
  Total                                              $ 24,021               $ 14,601
                                            ==================     ==================

Operating income (loss):
  United States and other                            $ 12,949               $  6,987
  Canada                                                2,944                    457
                                            ==================     ==================
  Total                                              $ 15,893               $  7,444
                                            ==================     ==================

Net income (loss) applicable to Common
  shareholders:
     United States and other                         $  1,501               $   (850)
     Canada                                               811                   (187)
                                            ==================     ==================
     Total                                           $  2,312               $ (1,037)
                                            ==================     ==================

                                                March 31,             December 31,
                                                  1999                   1998
                                            ------------------     ------------------
Current assets:
  United States and other                           $  51,960              $  42,896
  Canada                                               10,626                  9,066
                                            ==================     ==================
  Total                                             $  62,586              $  51,962
                                            ==================     ==================

Total assets:
  United States and other                           $ 595,643              $ 542,378
  Canada                                              133,353                124,080
                                            ==================     ==================
  Total                                             $ 728,996              $ 666,458
                                            ==================     ==================

Current liabilities:
  United States and other                           $  78,181              $  59,885
  Canada                                               10,186                  8,224
                                            ==================     ==================
  Total                                             $  88,367              $  68,109
                                            ==================     ==================

Long-term liabilities:
  United States and other                           $ 433,481              $ 399,739
  Canada                                              137,173                135,515
                                            ==================     ==================
  Total                                             $ 570,654              $ 535,254
                                            ==================     ==================


         The summarized financial information of the Canadian subsidiaries has been prepared from the books and records maintained by each subsidiary. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian subsidiaries operated as independent entities. Certain intercompany sales and charges, and intercompany loans among the Company and its Canadian subsidiaries are included in the Canadian subsidiaries' records and are eliminated in consolidation.

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

         In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has determined that all of their operations have similar economic characteristics and may be aggregated into a single segment for disclosure under SFAS 131. Information concerning the geographic operations of the Company as prescribed by SFAS 131 is provided above.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three-month periods ended March 31, 1999 and 1998 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month periods ended March 31, 1999 and 1998, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Total revenues increased from $56.3 million for the three months ended March 31, 1998 to $80.2 million for the three months ended March 31, 1999, an increase of $23.9 million, or 42.5%. Nineteen acquisitions were completed from January 1998 to March 1999, which accounted for $15.5 million, or 64.8%, of such increase in total revenues. The balance of the revenue growth ($8.4 million), resulted from sales to new customers and from net increases in cubic feet stored from existing customers, a base business revenue growth of 15.0% for the first quarter of 1999 as compared to the first quarter of 1998.

Storage revenues increased from $33.2 million for the three months ended March 31, 1998 to $44.2 million for the three months ended March 31, 1999, an increase of $11.0 million, or 33.0%. Service and storage material sales revenues increased from $23.1 million for the three months ended March 31, 1998 to $36.0 million for the three months ended March 31, 1999, an increase of $12.9 million, or 56.1%, due in part to $3.0 million of service revenues derived from the marketing literature storage and fulfillment business acquired during 1998.

Cost of sales (excluding depreciation and amortization) increased from $32.9 million in the three months ended March 31, 1998 to $45.6 million in the three months ended March 31, 1999, an increase of $12.7 million, or 38.5%, but decreased as a percentage of total revenues from 58.5% in the 1998 period to 56.9% in the 1999 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The decrease as a percentage of total revenue was due primarily to increased operating efficiencies from the conversion of previously acquired operations into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $8.8 million for the three months ended March 31, 1998 to $10.6 million for the three months ended March 31, 1999, an increase of $1.8 million, or 20.6%, but decreased as a percentage of total revenues from 15.6% in the 1998 period to 13.2% in the 1999 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff. The decrease as a percentage of total revenue was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expense increased from $7.2 million for the three months ended March 31, 1998 to $9.9 million for the three months ended March 31, 1999, an increase of $2.7 million, or 37.7%, but decreased as a percentage of revenues from 12.8% for the three months ended March 31, 1998 to 12.4% for the three months ended March 31, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 19 acquisitions completed from January 1998 through March 1999 and to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs. The decrease as a percentage of total revenue was attributable to increase in revenue growth from existing and new customers from the three months ended March 31, 1998 to the three months ended March 31, 1999.

The Company had a foreign currency exchange gain for the three months ended March 31, 1998 of $0.1 million (or 0.1% of revenues) and a gain of $1.8 million (or 2.3% of revenues) for the three months ended March 31, 1999. The increase in the foreign currency exchange gain is primarily due to an increase in the value of the Canadian dollar compared to the U.S. dollar.

Interest expense increased from $8.3 million for the three months ended March 31, 1998 to $12.6 million for the three months ended March 31, 1999, an increase of $4.3 million, or 51.8%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $0.9 million (-1.5% of revenues) for the three months ended March 31, 1998 as compared to income before income taxes of $3.3 million (4.1% of revenues) for the three months ended March 31, 1999.

The Company recorded a provision for income taxes of $0.2 million (or 0.3% of revenues) for the three months ended March 31, 1998 and a provision for income taxes of $0.9 million (or 1.1% of revenues) for the three months ended March 31, 1999.

In March 1999, the Company entered into an agreement to issue up to $15 million of redeemable pay-in-kind ("PIK") preferred stock. The Company issued $5 million of the PIK preferred stock in March 1999. The preferred stock dividend for the three months ended March 31, 1999 was $0.1 million (or 0.1% of revenues).

As a result of the foregoing items, the net loss applicable to common shareholders for the three months ended March 31, 1998 was $1.0 million (-1.8% of revenues) as compared to net income applicable to common shareholders of $2.3 million (2.9% of revenues) for the three months ended March 31, 1999.

Earnings before interest expense, income taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $14.6 million for the three months ended March 31, 1998 to $24.0 million for the three months ended March 31, 1999, an increase of $9.4 million, or 64.5%. As a percentage of revenues, EBITDA was 25.9% for the three months ended March 31, 1998 and 30.0% for the three months ended March 31, 1999. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale, and increased operating efficiencies.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant investments, consisting primarily of (a) acquisitions, (b) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (c) client acquisition costs. Cash paid for these investments during the three months ended March 31, 1999 aggregated $22.4 million, $12.6 million and $3.2 million, respectively. These investments were primarily funded with borrowings under the Company's credit facility and through the issuance of $5.0 million of redeemable PIK preferred stock in March 1999.

During the three months ended March 31, 1999, the Company generated $4.3 million in net cash from operations as compared to net cash provided by operations of $0.5 million for the three months ended March 31, 1998. The $3.8 million increase from the three months ended March 31, 1998 to the three months ended March 31, 1999 primarily resulted from the $9.4 million increase in EBITDA, offset by a decrease in working capital (excluding accrued interest) of $4.0 million and an increase in cash paid for interest of $1.1 million.

The net cash provided by financing activities for the three months ended March 31, 1999 was $37.6 million, consisting primarily of $42.6 million of borrowings under the credit facility, $4.6 million of net borrowings on redeemable preferred stock, and $2.3 million of proceeds from the issuance of long-term debt, offset by payments of $11.2 million of borrowings under the credit facility. As of March 31, 1999, the Company had $5.2 million of available cash and the credit facility providing for $175.0 million of U.S. dollar borrowings and $40.0 million of Canadian dollar borrowings, subject to certain limitations and amounts already outstanding. As of March 31, 1999, $149.4 million was outstanding under the credit facility. In addition, as of March 31, 1999, the Company could have issued up to $10.0 million of additional redeemable PIK preferred stock. On the basis of its reported first quarter results, as of March 31, 1999, the Company had available approximately $35.1 million of additional borrowing capacity under the Credit facility, Senior Subordinated Notes and the Senior Notes.

YEAR 2000 COMPLIANCE

The Company uses a number of computer software programs and systems in its operations, including the PLUS(R) system and embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. The Company has developed a plan designed to make its systems compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS(R) system databases and programs has been performed and code modifications and testing were completed in July 1998. The Company's internal financial accounting system was upgraded to a vendor certified year 2000 compliant version in December 1998. The Company is also working with its other internal information systems, network service providers, and other key vendors with the goal of overall year 2000 readiness. The Company estimates that its remediation costs incurred to date in achieving Year 2000 compliance, including the replacement of non-compliant systems, software modifications and validation, have been approximately $325,000. In addition, the Company estimates the cost to complete its Year 2000 evaluation, remediation and validation of all systems will approximate an additional $25,000. Funding for costs incurred to date has come from cash flows from operations, and future costs are expected to be funded in a similar manner. The Company has not deferred any significant system projects due to its Year 2000 efforts.

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

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency exchange rates. The Company does not currently utilize any derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at March 31, 1999 and December 31, 1998. Weighted average variable rates are based on implied forward rates in the yield curve at March 31, 1999 and December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. dollars, the Company's reporting currency.

                                                 December 31,                  March 31,                      Fair
                                                     1998                        1999                        Value
                                             ----------------------     ------------------------     -----------------------

Debt Obligations
----------------
Fixed Rate (US and other)                      $           263,172         $            282,464         $           294,964
Weighted average interest rate                              10.00%                        9.82%                       9.40%

Fixed Rate (CDN)                               $           136,773 (a)     $            139,121 (a)     $           137,103
Weighted average interest rate                               8.12%                        8.13%                       8.25%

Variable Rate (US)                             $           118,000         $            149,400         $           149,400
Weighted average interest rate                               8.43%                        7.76%                       7.76%


(a) The principal and interest payments due on the 8 1/8% Senior Notes due 2008, issued by Pierce Leahy Command Company, the Company's principal Canadian subsidiary, are payable in U.S. Dollars, thus subjecting the Company to foreign currency risk.

PART II - OTHER INFORMATION

Item 2 - Changes in Securities and Use of Proceeds.

     (c) On March 1, 1999, the Company sold 5,000 shares of its Series A Redeemable Senior Pay-In-Kind Preferred Stock to Salomon Brothers Holding Company Inc., for an aggregate purchase price of $5 million. The Company paid fees of approximately $300,000 in connection with the transaction. The issuance of the preferred stock was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

Item 6 - Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 27 - Financial Data Schedule for the three months
                       ended March 31, 1999, submitted to the Securities and Exchange Commission in electronic format

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                               PIERCE LEAHY CORP.




May 7, 1999                    By: /s/ Douglas B. Huntley
-----------                       -------------------------
 (date)                        Douglas B. Huntley
                               Vice President and Chief Financial Officer
                               (Principal Financial Officer)