Form 10-Q
period 1999-06-30
PIERCE LEAHY CORP
filed 1999-08-12
CIK 1020569

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
                  For the Quarterly Period Ended June 30, 1999

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

As of August 9, 1999, there were 17,068,770 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                               PIERCE LEAHY CORP.
                                     INDEX


                                                                        Page

PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements (Unaudited)

     Consolidated Balance Sheets at June 30, 1999
     and December 31, 1998                                                3

     Consolidated Statements of Operations for the Three
     Months Ended June 30, 1999 and 1998                                  4

     Consolidated Statements of Operations for the Six
     Months Ended June 30, 1999 and 1998                                  5

     Consolidated Statements of Cash Flows for the Six
     Months Ended June 30, 1999 and 1998                                  6

     Notes to Consolidated Financial Statements                         7-11

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                     12-17

Item 3 - Quantitative and Qualitative Disclosures About Market Risk      18


PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders             19

Item 6 - Exhibits and Reports on Form 8-K                                19

           Signatures                                                    19

           Exhibit 27 - Financial Data Schedule                          20

                        PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                        June 30,     December 31,
                         ASSETS                           1999          1998
                         ------                       ------------   ------------
                                                              (Unaudited)
CURRENT ASSETS:
   Cash                                               $      2,255   $      2,312
   Accounts receivable, net of allowance for doubtful
     accounts of $3,734 and $3,650                          50,145         43,063
   Inventories                                               1,133          1,056
   Prepaid expenses and other                                2,273          1,129
   Deferred income taxes                                     4,402          4,402
                                                      ------------   ------------
            Total current assets                            60,208         51,962
                                                      ------------   ------------

PROPERTY AND EQUIPMENT                                     329,567        297,216
  Less-Accumulated depreciation and amortization           (76,432)       (67,522)
                                                      ------------   ------------

           Net property and equipment                      253,135        229,694
                                                      ------------   ------------

OTHER ASSETS:
   Intangible assets, net                                  418,786        381,515
   Other                                                     1,681          3,287
                                                      ------------   ------------

            Total other assets                             420,467        384,802
                                                      ------------   ------------

                                                      $    733,810   $    666,458
                                                      ============   ============

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

CURRENT LIABILITIES:
   Current portion of long-term debt                  $     20,113   $      3,583
   Accounts payable                                          7,843         11,663
   Accrued expenses                                         43,995         40,931
   Deferred revenues                                        14,769         11,932
                                                      ------------   ------------

            Total current liabilities                       86,720         68,109

LONG-TERM DEBT                                             550,437        514,362

DEFERRED RENT                                                6,445          5,856

DEFERRED INCOME TAXES                                       17,097         15,036

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                                   4,822             -

SHAREHOLDERS' EQUITY                                        68,289         63,095
                                                      ------------   ------------

                                                      $    733,810   $    666,458
                                                      ============   ============

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share data)



                                                                        Three Months Ended June 30,
                                                                       1999                      1998
                                                                   ------------              ------------
                                                                                 (Unaudited)
REVENUES:
   Storage                                                          $     46,921             $     37,183
   Service and storage material sales                                     38,608                   26,963
                                                                    ------------             ------------

            Total revenues                                                85,529                   64,146
                                                                    ------------             ------------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                 48,261                   36,279
   Selling, general and administrative                                    11,562                    8,856
   Depreciation and amortization                                          11,253                    8,577
   Foreign currency exchange                                              (3,150)                   3,724
                                                                    ------------             ------------

            Total operating expenses                                      67,926                   57,436
                                                                    ------------             ------------

            Operating income                                              17,603                    6,710

INTEREST EXPENSE                                                          12,911                   10,383
                                                                    ------------             ------------

            Income (loss) before income taxes                              4,692                   (3,673)

INCOME TAXES                                                               1,052                      784
                                                                    ------------             ------------

NET INCOME (LOSS)                                                          3,640                   (4,457)

PREFERRED STOCK DIVIDEND                                                     276                        -
                                                                    ------------             ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                 $      3,364             $     (4,457)
                                                                    ============             ============

Basic net income (loss) per Common share                            $       0.20             $      (0.27)
                                                                    ============             ============

Diluted net income (loss) per Common share                          $       0.19             $      (0.27)
                                                                    ============             ============

Shares used in computing basic net income (loss) per Common share         17,056                   16,679
                                                                    ============             ============

Shares used in computing diluted net income (loss) per Common share       17,591                   16,679
                                                                    ============             ============


  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share data)



                                                                         Six Months Ended June 30,
                                                                       1999                    1998
                                                                    ------------           ------------
                                                                                (Unaudited)
REVENUES:
   Storage                                                          $     91,095            $    70,397
   Service and storage material sales                                     74,628                 50,039
                                                                    ------------            -----------

            Total revenues                                               165,723                120,436
                                                                    ------------            -----------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                 93,856                 69,194
   Selling, general and administrative                                    22,140                 17,630
   Depreciation and amortization                                          21,196                 15,796
   Foreign currency exchange                                              (4,965)                 3,662
                                                                    ------------            -----------

            Total operating expenses                                     132,227                106,282
                                                                    ------------            -----------

            Operating income                                              33,496                 14,154

INTEREST EXPENSE                                                          25,514                 18,683
                                                                    ------------            -----------

            Income (loss) before income taxes                              7,982                 (4,529)

INCOME TAXES                                                               1,938                    965
                                                                    ------------            -----------

NET INCOME (LOSS)                                                          6,044                 (5,494)

PREFERRED STOCK DIVIDEND                                                     368                      -
                                                                    ------------            -----------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                 $      5,676            $    (5,494)
                                                                    ============            ===========

Basic net income (loss) per Common share                            $       0.33            $     (0.33)
                                                                    ============            ===========

Diluted net income (loss) per Common share                          $       0.32            $     (0.33)
                                                                    ============            ===========

Shares used in computing basic net income (loss) per Common share         17,046                 16,578
                                                                    ============            ===========

Shares used in computing diluted net income (loss) per Common share       17,583                 16,578
                                                                    ============            ===========


  The accompanying notes are an integral part of these financial statements.

                                  PIERCE LEAHY CORP.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                    (in thousands)


                                                                                       Six Months Ended June 30,
                                                                                       -------------------------
                                                                                          1999          1998
                                                                                       -----------   -----------
                                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                                   $     6,044  $     (5,494)
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
        Depreciation and amortization                                                       21,076        15,796
        (Gain) loss on sale of property and equipment                                          (31)           29
        Deferred income tax provision                                                        1,938           961
        Amortization of deferred financing costs                                               769           649
        Change in deferred rent                                                                398           724
        Foreign currency adjustment                                                         (4,776)        4,753
        Changes in assets and liabilities, excluding the effects
          from the purchases of businesses:
                  (Increase) decrease in -
                      Accounts receivable, net                                              (3,885)       (6,840)
                      Inventories                                                              (23)         (393)
                      Prepaid expenses and other                                              (583)          856
                      Other assets                                                           1,632         2,587
                  Increase (decrease) in -
                      Accounts payable                                                      (4,594)       (3,288)
                      Accrued expenses                                                         502         2,081
                      Deferred revenue                                                         992         2,717
                                                                                       -----------   -----------
                                        Net cash provided by operating activities           19,459        15,138
                                                                                       -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash paid for businesses acquired, net of cash acquired                                 (22,434)     (139,611)
   Capital expenditures                                                                    (26,427)      (19,215)
   Client acquisition costs                                                                 (7,119)       (4,438)
   Increase in intangible assets                                                            (1,837)       (4,401)
   Proceeds from sale of property and equipment                                                824             -
                                                                                       -----------   -----------
                                        Net cash used in investing activities              (56,993)     (167,665)
                                                                                       -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Borrowings on revolving line of credit                                                   62,773        93,612
   Payments on revolving line of credit                                                    (28,773)      (71,347)
   Proceeds from issuance of long-term debt                                                  2,818       134,278
   Issuance of redeemable preferred stock                                                    4,644             -
   Payments on long-term debt                                                               (3,294)       (1,158)
   Payment of deferred financing costs                                                        (668)       (2,108)
   Proceeds from exercise of stock options                                                     166             -
   Payment of dividends on redeemable preferred stock                                         (189)            -
                                                                                       -----------   -----------
                                        Net cash provided by financing activities           37,477       153,277
                                                                                       -----------   -----------

NET INCREASE (DECREASE) IN CASH                                                                (57)          750

CASH, BEGINNING OF PERIOD                                                                    2,312         1,782
                                                                                       -----------   -----------

CASH, END OF PERIOD                                                                    $     2,255   $     2,532
                                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                                         $    25,638   $    14,946
                                                                                       ===========   ===========

SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INCOME TAXES                                     $        31   $         -
                                                                                       ===========   ===========

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


2)   ACQUISITIONS:

     During 1998, the Company completed 16 acquisitions. For the six months ended June 30, 1999, three records management businesses were purchased by the Company. All 1998 and 1999 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price for the Companies acquired in 1999 exceeded the underlying estimated fair value of the net assets acquired by $38,780, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the six months ended June 30, 1999, the Company paid an aggregate purchase price of approximately $41,316 for the acquisitions, consisting of $22,434 in net cash and $18,882 in Seller notes. The most significant of these acquisitions was Datavault, Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. This acquisition was financed with borrowings under the Company's credit facility and the issuance of Seller notes. The Company has historically financed its acquisitions primarily with borrowings under its credit facilities and with cash flows from existing operating activities.

3)    LONG-TERM DEBT:

                                                                   June 30,               December 31,
                                                                     1999                     1998
                                                             ------------------       ------------------

11 1/8% Senior Subordinated Notes due 2006                             $130,000                 $130,000
 9 1/8% Senior Subordinated Notes due 2007                              120,000                  120,000
 8 1/8% Senior Notes due 2008                                           134,557                  134,537
U.S. Revolver                                                           152,000                  118,000
Mortgage Notes                                                            7,253                    7,368
Seller Notes                                                             19,013                    3,475
Other                                                                     7,727                    4,565
                                                             ------------------       ------------------
                                                                        570,550                  517,945
Less-Current portion                                                    (20,113)                  (3,583)
                                                             ------------------       ------------------
                                                                       $550,437                 $514,362
                                                             ==================       ==================

     In February 1999, the Company amended the U.S. portion of its revolving credit facility to provide for borrowings of up to $175,000. All other material terms and conditions remained the same.

4)   REDEEMABLE PAY-IN-KIND PREFERRED STOCK:

     In March 1999, the Company entered into an agreement to issue up to $15,000 of redeemable pay-in-kind ("PIK") preferred stock. This stock is redeemable at any time during the ten year term and has an initial annual dividend rate of 11.36%, subject to increase under certain circumstances including subsequent issuances of preferred stock (depending on certain interest rates at such time) and if the preferred stock is not redeemed prior to six months from its initial issuance. At its option, the Company may issue additional shares of preferred stock in lieu of quarterly cash dividend payments. The Company issued $5,000 of the redeemable PIK preferred stock in March 1999. The Company incurred fees of approximately $356, providing for net proceeds of approximately $4,644. Amortization of fees was $178 through June 30, 1999. In June 1999 dividend payments of $189 were made to the preferred stockholders.

5)   EARNINGS PER SHARE:

     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                       Three Months Ended June 30,            Six Months Ended June 30,
                                                   ---------------------------------      --------------------------------
                                                         1999               1998                1999              1998
                                                   --------------     --------------      --------------     -------------
Weighted average common shares
    outstanding used for basic net
    income (loss) per common share                         17,056             16,679              17,046            16,578

Dilutive effect of common stock
    options outstanding                                       535                  -                 537                 -
                                                   --------------     --------------      --------------     -------------

Weighted average common and
    common equivalent shares
    used for diluted net income
    (loss) per common share                                17,591             16,679              17,583            16,578
                                                   ==============     ==============      ==============     =============


     Options to purchase an aggregate of 1,374,894 shares of Common stock at prices ranging from $5.09 to $25.50 per share were outstanding at June 30, 1999.

6)   COMPREHENSIVE INCOME (LOSS):

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). The Company's comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation adjustments. The Company's total comprehensive income
     (loss) is as follows:



                                                                 Six months ended,                    Three months ended,
                                                                      June 30,                             June 30,
                                                          -------------------------------       -------------------------------
                                                              1999               1998               1999               1998
                                                        -------------      -------------      -------------      -------------

Comprehensive Income (Loss):

     Net Income (Loss)                                         $5,676            $(5,494)            $3,364            $(4,457)
     Other Comprehensive Income (Loss):
          Foreign Currency Translation Adjustment                (650)                44               (530)                36
          Income Tax Benefit Related to Items of
             Other Comprehensive Income (Loss)                    260                 18                212                 15
                                                        -------------      -------------      -------------      -------------

     Other Comprehensive Income (Loss)                         $5,286            $(5,432)            $3,046            $(4,406)
                                                        =============      =============      =============      =============


7)   SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED):

     The Company stores and services business records for clients throughout the United States, Canada and the United Kingdom. The following information is a summary of the operating results and financial position for the Company's Canadian operations and the Company's U.S. and other operations:


                            For the Three Months Ended   For the Six Months Ended
                                     June 30,                   June 30,
                            -------------------------------------------------------
                                 1999          1998          1999          1998
                            ------------- ------------- ------------- -------------
Revenues:
  United States and other    $     74,401  $     54,469  $    143,359  $    105,305
  Canada                           11,128         9,677        22,364        15,131
                             ------------  ------------  ------------  ------------
  Total                      $     85,529  $     64,146  $    165,723  $    120,436
                             ============  ============  ============  ============

EBITDA:
  United States and other    $     23,414  $     16,281  $     44,463  $     29,691
  Canada                            2,292         2,730         5,264         3,921
                             ------------  ------------  ------------  ------------
  Total                      $     25,706  $     19,011  $     49,727  $     33,612
                             ============  ============  ============  ============

Operating income:
  United States and other    $     13,159  $      3,246  $     26,108  $     10,233
  Canada                            4,444         3,464         7,388         3,921
                             ------------  ------------  ------------  ------------
  Total                      $     17,603  $      6,710  $     33,496  $     14,154
                             ============  ============  ============  ============

Net income (loss) applicable
  to Common shareholders:
    United States and other  $      1,641  $        690  $      3,142  $       (160)
    Canada                          1,723        (5,147)        2,534        (5,334)
                             ------------  ------------  ------------  ------------
     Total                   $      3,364  $     (4,457) $      5,676  $     (5,494)
                             ============  ============  ============  ============



                               June 30,    December 31,
                                1999          1998
                             ------------  ------------

Current assets:
  United States and other    $     50,913  $     42,896
  Canada                            9,295         9,066
                             ------------  ------------
  Total                      $     60,208  $     51,962
                             ============  ============

Total assets:
  United States and other    $    596,918  $    542,378
  Canada                          136,892       124,080
                             ------------  ------------
  Total                      $    733,810  $    666,458
                             ============  ============

Current liabilities:
  United States and other    $     79,103  $     59,885
  Canada                            7,617         8,224
                             ------------  ------------
  Total                      $     86,720  $     68,109
                             ============  ============

Long-term liabilities:
  United States and other    $    437,661  $    399,739
  Canada                          136,318       135,515
                             ------------  ------------
  Total                      $    573,979  $    535,254
                             ============  ============

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

8)   SUBSEQUENT EVENTS:

     Subsequent to June 30, 1999, the Company acquired Tippet-Richardson, Ltd., a records management company located in Halifax, Nova Scotia, for approximately CDN $1.1 million. This acquisition was primarily funded with borrowings under the Company's revolving credit facility.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


The following discussion and analysis of the Company's financial condition and results of operations for the three-month and six-month periods ended June 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and six-month periods ended June 30, 1999 and 1998, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

Results of Operations

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Total revenues increased from $64.1 million for the three months ended June 30, 1998 to $85.5 million for the three months ended June 30, 1999, an increase of $21.4 million, or 33.3%. Fourteen acquisitions were completed from April 1998 to June 1999, which accounted for $10.9 million, or 50.9%, of such increase in total revenues. The balance of the revenue growth ($10.5 million) resulted from sales to new customers and from net increases in cubic feet stored from existing customers. This represents a base business revenue growth of 16.4% for the second quarter of 1999 as compared to the second quarter of 1998.

Storage revenues increased from $37.2 million for the three months ended June 30, 1998 to $46.9 million for the three months ended June 30, 1999, an increase of $9.7 million, or 26.2%. Service and storage material sales revenues increased from $27.0 million for the three months ended June 30, 1998 to $38.6 million for the three months ended June 30, 1999, an increase of $11.6 million, or 43.2%, due in part to a $1.9 million increase in service revenues derived from the marketing literature storage and fulfillment business acquired during 1998.

Cost of sales (excluding depreciation and amortization) increased from $36.3 million in the three months ended June 30, 1998 to $48.3 million in the three months ended June 30, 1999, an increase of $12.0 million, or 33.0%, but decreased as a percentage of total revenues from 56.6% in the 1998 period to 56.4% in the 1999 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The decrease as a percentage of total revenue was due primarily to increased operating efficiencies from the conversion of previously acquired operations into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $8.9 million for the three months ended June 30, 1998 to $11.6 million for the three months ended June 30, 1999, an increase of $2.7 million, or 30.6%, but decreased as a percentage of total revenues from 13.8% in the 1998 period to 13.5% in the 1999 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff, and related training expenses. The decrease as a percentage of total revenue was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expenses increased from $8.6 million for the three months ended June 30, 1998 to $11.3 million for the three months ended June 30, 1999, an increase of $2.7 million, or 31.2%, but decreased as a percentage of revenues from 13.4% for the three months ended June 30, 1998 to 13.2% for the three months ended June 30, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the fourteen acquisitions completed from April 1998 through June 1999 and to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs. The decrease as a percentage of total revenue from the three month periods ended June 30, 1998 to June 30, 1999 was attributable to an increase in revenue growth from existing and new customers and from a decrease in acquisitions, which generally have a higher component of depreciation and amortization expense.

The Company had a foreign currency exchange loss for the three months ended June 30, 1998 of $3.7 million (or -5.8% of revenues) and a gain of $3.2 million (or 3.7% of revenues) for the three months ended June 30, 1999. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the 1998 Senior Notes and the FASB 52 requirement to reflect this change in value.

Interest expense increased from $10.4 million for the three months ended June 30, 1998 to $12.9 million for the three months ended June 30, 1999, an increase of $2.5 million, or 24.3%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $3.7 million (-5.7% of revenues) for the three months ended June 30, 1998 as compared to income before income taxes of $4.7 million (5.5% of revenues) for the three months ended June 30, 1999.

The Company recorded a provision for income taxes of $0.8 million (or 1.2% of revenues) for the three months ended June 30, 1998 and a provision for income taxes of $1.1 million (or 1.2% of revenues) for the three months ended June 30, 1999.

In March 1999, the Company entered into an agreement to issue up to $15 million of redeemable pay-in-kind ("PIK") preferred stock. The Company issued $5 million of the PIK preferred stock in March 1999. The preferred stock dividend for the three months ended June 30, 1999 was $0.3 million (or 0.3% of revenues).

As a result of the foregoing items, the net loss applicable to common shareholders for the three months ended June 30, 1998 was $4.5 million (-6.9% of revenues) as compared to net income applicable to common shareholders of $3.4 million (3.9% of revenues) for the three months ended June 30, 1999.

Earnings before interest expense, income taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $19.0 million for the three months ended June 30, 1998 to $25.7 million for the three months ended June 30, 1999, an increase of $6.7 million, or 35.2%. As a percentage of revenues, EBITDA was 29.6% for the three months ended June 30, 1998 and 30.1% for the three months ended June 30, 1999. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale, and increased operating efficiencies.

Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

Total revenues increased from $120.4 million for the six months ended June 30, 1998 to $165.7 million for the six months ended June 30, 1999, an increase of $45.3 million, or 37.6%. Nineteen acquisitions were completed from January 1998 to June 1999, which accounted for $26.4 million, or 58.3%, of such increase in total revenues. The balance of the revenue growth ($18.9 million) resulted from sales to new customers and from net increases in cubic feet stored from existing customers. This represents a base business revenue growth of 15.7% for the six months ended June 30, 1999 as compared to the six months ended June 30, 1998.

Storage revenues increased from $70.4 million for the six months ended June 30, 1998 to $91.1 million for the six months ended June 30, 1999, an increase of $20.7 million, or 29.4%. Service and storage material sales revenues increased from $50.0 million for the six months ended June 30, 1998 to $74.6 million for the six months ended June 30, 1999, an increase of $24.6 million, or 49.1%, due in part to a $5.0 million increase in service revenues derived from the marketing literature storage and fulfillment business acquired during 1998.

Cost of sales (excluding depreciation and amortization) increased from $69.2 million in the six months ended June 30, 1998 to $93.9 million in the six months ended June 30, 1999, an increase of $24.7 million, or 35.6%, but decreased as a percentage of total revenues from 57.5% in the 1998 period to 56.6% in the 1999 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The decrease as a percentage of total revenue was due primarily to increased operating efficiencies from the conversion of previously acquired operations into the Company's PLUS(R) system.

Selling, general and administrative expenses increased from $17.6 million for the six months ended June 30, 1998 to $22.1 million for the six months ended June 30, 1999, an increase of $4.5 million, or 25.6%, but decreased as a percentage of total revenues from 14.6% in the 1998 period to 13.4% in the 1999 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff, and related training expenses. The decrease as a percentage of total revenue was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expenses increased from $15.8 million for the six months ended June 30, 1998 to $21.2 million for the six months ended June 30, 1999, an increase of $5.4 million, or 34.2%, but decreased as a percentage of revenues from 13.1% for the six months ended June 30, 1998 to 12.8% for the six months ended June 30, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the nineteen acquisitions completed from January 1998 through June 1999 and to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs. The decrease as a percentage of total revenue from the six month periods ended June 30, 1998 to June 30, 1999 was attributable to an increase in revenue growth from existing and new customers and from a decrease in acquisitions, which generally have a higher component of depreciation and amortization expense.

The Company had a foreign currency exchange loss for the six months ended June 30, 1998 of $3.7 million (or -3.0% of revenues) and a gain of $5.0 million (or 3.0% of revenues) for the six months ended June 30, 1999. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the 1998 Senior Notes and the FASB 52 requirement to reflect this change in value.

Interest expense increased from $18.7 million for the six months ended June 30, 1998 to $25.5 million for the six months ended June 30, 1999, an increase of $6.8 million, or 36.6%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $4.5 million (-3.8% of revenues) for the six months ended June 30, 1998 as compared to income before income taxes of $8.0 million (4.8% of revenues) for the six months ended June 30, 1999.

The Company recorded a provision for income taxes of $1.0 million (or 0.8% of revenues) for the six months ended June 30, 1998 and a provision for income taxes of $1.9 million (or 1.2% of revenues) for the six months ended June 30, 1999.

In March 1999, the Company entered into an agreement to issue up to $15 million of redeemable pay-in-kind ("PIK") preferred stock. The Company issued $5 million of the PIK preferred stock in March 1999. The preferred stock dividend for the six months ended June 30, 1999 was $0.4 million (or 0.2% of revenues).

As a result of the foregoing items, the net loss applicable to common shareholders for the six months ended June 30, 1998 was $5.5 million (-4.6% of revenues) as compared to net income applicable to common shareholders of $5.7 million (3.4% of revenues) for the six months ended June 30, 1999.

Earnings before interest expense, income taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $33.6 million for the six months ended June 30, 1998 to $49.7 million for the six months ended June 30, 1999, an increase of $16.1 million, or 47.9%. As a percentage of revenues, EBITDA was 27.9% for the six months ended June 30, 1998 and 30.0% for the six months ended June 30, 1999. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale, and increased operating efficiencies.

Liquidity and Capital Resources

The Company has made significant investments, consisting primarily of (a) acquisitions, (b) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (c) client acquisition costs. Cash paid for these investments during the six months ended June 30, 1999 aggregated $22.4 million, $26.4 million and $7.1 million, respectively. These investments were primarily funded with borrowings under the Company's credit facility, through the issuance of $5.0 million of redeemable PIK preferred stock in March 1999, and through cash provided by operations.

During the six months ended June 30, 1999, the Company generated $19.5 million in net cash from operations as compared to net cash provided by operations of $15.1 million for the six months ended June 30, 1998. The $4.3 million increase from the six months ended June 30, 1998 to the six months ended June 30, 1999 primarily resulted from the $16.1 million increase in EBITDA, offset by unfavorable foreign currency cash transactions of $0.9 million and an increase in cash paid for interest of $10.7 million.

The net cash provided by financing activities for the six months ended June 30, 1999 was $37.5 million, consisting primarily of $62.8 million of borrowings under the credit facility, $4.6 million of net borrowings on redeemable preferred stock, and $2.8 million of proceeds from the issuance of long-term debt, offset by payments of $28.8 million of borrowings under the credit facility and payments of $3.3 million on long-term debt. As of June 30, 1999, the Company had $2.3 million of available cash and the credit facility providing for $175.0 million of U.S. dollar borrowings and $40.0 million of Canadian dollar borrowings, subject to certain limitations and amounts already outstanding. As of June 30, 1999, $152.0 million was outstanding under the credit facility and an additional $18.9 million of the credit facility was reserved to secure the issuance of letters of credit to guarantee the Seller Notes issued in conjunction with the Datavault acquisition.

Year 2000 Compliance

The Company uses a number of computer software programs and systems in its operations, including the PLUS(R) system and embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. The Company has developed a plan designed to make its systems compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS(R) system databases and programs has been performed and code modifications and testing were completed in July 1998. The Company's internal financial accounting system was upgraded to a vendor certified year 2000 compliant version in December 1998. The Company is also working with its other internal information systems, network service providers, and other key vendors with the goal of overall year 2000 readiness. The Company estimates that its remediation costs incurred to date in achieving Year 2000 compliance, including the replacement of non-compliant systems, software modifications and validation, have been approximately $0.3 million. In addition, the Company estimates the cost to complete its Year 2000 evaluation, remediation and validation of all systems will approximate less than $0.1 million. Funding for costs incurred to date has come from cash flows from operations, and future costs are expected to be funded in a similar manner. The Company has not deferred any significant system projects due to its Year 2000 efforts.

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

Item 3 - Quantitative and Qualitative Disclosures About Market Risk


Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency exchange rates. The Company does not currently utilize any derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at June 30, 1999 and December 31, 1998. Weighted average variable rates are based on implied forward rates in the yield curve at June 30, 1999 and December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. dollars, the Company's reporting currency.


                                        December 31,                 June 30,                 Fair
                                           1998                       1999                   Value
Debt Obligations
----------------

Fixed Rate (US and other)               $  263,172                $  279,359              $  307,384
Weighted average interest rate               10.00%                     9.88%                   8.98%

Fixed Rate (CDN)                        $  136,773(a)             $  139,191(a)           $  125,438
Weighted average interest rate                8.12%                     8.13%                   9.02%

Variable Rate (US)                      $  118,000                $  152,000              $  152,000
Weighted average interest rate                8.43%                     8.25%                   8.25%


(a) The principal and interest payments due on 1998 Notes issued by Pierce Leahy Command
    Company, the Company's principal Canadian subsidiary are payable in U.S. Dollars, thus subjecting the Company to foreign currency risk.


PART II - OTHER INFORMATION

Item 4  Submission of Matters to a Vote of Security Holders

     The Company held its annual meeting of shareholders on May 14, 1999. The purpose of the meeting was to elect two directors to hold office until the annual meeting of shareholders in 2002 and to ratify the appointment of Arthur Andersen LLP as the Company's independent accountants for 1999.

     The vote with respect to electing the directors to hold office until the annual meeting of shareholders in 2002 was as follows:

                                  FOR                     WITHELD AUTHORITY
Douglas B. Huntley            12,704,657                        19,110
Delbert S. Conner             12,704,866                        18,901

     The vote with respect to the appointment of Arthur Andersen LLP as the Company's independent accountants for 1999 was as follows:

                                  FOR           AGAINST            ABSTAIN
                               12,719,202        3,015              1,550

Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule for the six months ended June
                           30, 1999, submitted to the Securities and Exchange Commission in electronic format

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  PIERCE LEAHY CORP.



     August 9, 1999               By: /s/ Douglas B. Huntley
     --------------                   -------------------------
        (date)                    Douglas B. Huntley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)