Form 10-Q
period 1999-09-30
PIERCE LEAHY CORP
filed 1999-11-09
CIK 1020569

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
               For the Quarterly Period Ended September 30, 1999

                                      Or



[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
            For the Transition Period from __________ to _________

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

Yes  X      No ___
    ---

As of November 8, 1999, there were 17,075,125 shares of the Registrant's Common Stock, par value $0.01 per share, outstanding.

                              PIERCE LEAHY CORP.
                                     INDEX

                                                                  Page
PART I - FINANCIAL INFORMATION

Item 1 -  Financial Statements (Unaudited)

          Consolidated Balance Sheets at September 30, 1999
          and December 31, 1998                                      3

          Consolidated Statements of Operations for the Three
          Months Ended September 30, 1999 and 1998                   4

          Consolidated Statements of Operations for the Nine
          Months Ended September 30, 1999 and 1998                   5

          Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 1999 and 1998                   6

          Notes to Consolidated Financial Statements              7-11

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations                    12-17

Item 3 -  Quantitative and Qualitative Disclosures About Market
          Risk                                                      18

PART II - OTHER INFORMATION

Item 6 -  Exhibits and Reports on Form 8-K                          19

          Signatures                                                19

          Exhibit 27 - Financial Data Schedule                      20

                        PART 1 - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              PIERCE LEAHY CORP.
                          CONSOLIDATED BALANCE SHEETS
                                (in thousands)

                                                                          September 30,         December 31,
                        ASSETS                                                 1999                 1998
                        ------                                            -------------         ------------
                                                                                      (Unaudited)
CURRENT ASSETS:
  Cash                                                                    $       2,028         $      2,312
  Accounts receivable, net of allowance for doubtful
   accounts of $3,621 and $3,650                                                 56,402               43,063
  Inventories                                                                     1,051                1,056
  Prepaid expenses and other                                                      2,905                1,129
  Deferred income taxes                                                           4,402                4,402
                                                                          -------------         ------------
       Total current assets                                                      66,788               51,962
                                                                          -------------         ------------

PROPERTY AND EQUIPMENT                                                          343,199              297,216
  Less-Accumulated depreciation and amortization                                (80,623)             (67,522)
                                                                          -------------         ------------
       Net property and equipment                                               262,576              229,694
                                                                          -------------         ------------

OTHER ASSETS:
  Intangible assets, net                                                        419,119              381,515
  Other                                                                           2,575                3,287
                                                                          -------------         ------------
       Total other assets                                                       421,694              384,802
                                                                          -------------         ------------
                                                                             $  751,058         $    666,458
                                                                          =============         ============

             LIABILITIES AND SHAREHOLDERS' EQUITY
             ------------------------------------

CURRENT LIABILITIES:
  Current portion of long-term debt                                       $      19,243         $      3,583
  Accounts payable                                                               10,440               11,663
  Accrued expenses                                                               41,278               40,931
  Deferred revenues                                                              15,146               11,932
                                                                          -------------         ------------
       Total current liabilities                                                 86,107               68,109

LONG-TERM DEBT                                                                  564,105              514,362

DEFERRED RENT                                                                     6,822                5,856

DEFERRED INCOME TAXES                                                            18,614               15,036

COMMITMENTS AND CONTINGENCIES

REDEEMABLE PREFERRED STOCK                                                        4,927                    -

SHAREHOLDERS' EQUITY                                                             70,483               63,095
                                                                          -------------         ------------
                                                                          $     751,058         $    666,458
                                                                          =============         ============

  The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share data)

                                                                                        Three Months Ended September 30,
                                                                                             1999               1998
                                                                                        -------------      -------------
                                                                                                    (Unaudited)
REVENUES:
  Storage                                                                            $         48,761      $      40,820
  Service and storage material sales                                                           39,275             33,777
                                                                                     ----------------      -------------
          Total revenues                                                                       88,036             74,597
                                                                                     ----------------      -------------

OPERATING EXPENSES:
  Cost of sales, excluding depreciation and amortization                                       49,573             41,961
  Selling, general and administrative                                                          11,423              9,882
  Depreciation and amortization                                                                10,888              9,385
  Foreign currency exchange                                                                      (540)             4,246
                                                                                     ----------------      -------------
          Total operating expenses                                                             71,344             65,474
                                                                                     ----------------      -------------

          Operating income                                                                     16,692              9,123

INTEREST EXPENSE                                                                               13,363             12,089
                                                                                     ----------------      -------------

          Income (loss) before income taxes                                                     3,329             (2,966)

INCOME TAXES                                                                                    1,544              1,648
                                                                                     ----------------      -------------

NET INCOME (LOSS)                                                                               1,785             (4,614)

PREFERRED STOCK DIVIDEND                                                                          280                  -
                                                                                     ----------------      -------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                                  $          1,505      $      (4,614)
                                                                                     ================      =============

Basic net income (loss) per Common share                                             $           0.09      $       (0.27)
                                                                                     ================      =============

Diluted net income (loss) per Common share                                           $           0.09      $       (0.27)
                                                                                     ================      =============

Shares used in computing basic net income (loss) per Common share                              17,070             17,026
                                                                                     ================      =============

Shares used in computing diluted net income (loss) per Common share                            17,582             17,026
                                                                                     ================      =============

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                 (amounts in thousands except per share data)

                                                                                   Nine Months Ended September 30,
                                                                                       1999                1998
                                                                                   ------------        ------------
                                                                                              (Unaudited)
REVENUES:
  Storage                                                                          $    139,856        $    111,217
  Service and storage material sales                                                    113,903              83,816
                                                                                   ------------        ------------

            Total revenues                                                              253,759             195,033
                                                                                   ------------        ------------

OPERATING EXPENSES:
   Cost of sales, excluding depreciation and amortization                               143,429             111,155
   Selling, general and administrative                                                   33,563              27,512
   Depreciation and amortization                                                         32,084              25,181
   Foreign currency exchange                                                             (5,505)              7,908
                                                                                 --------------        ------------

            Total operating expenses                                                    203,571             171,756
                                                                                 --------------        ------------

            Operating income                                                             50,188              23,277

INTEREST EXPENSE                                                                         38,877              30,772
                                                                                 --------------        ------------

            Income (loss) before income taxes                                            11,311              (7,495)

INCOME TAXES                                                                              3,482               2,613
                                                                                 --------------        ------------

NET INCOME (LOSS)                                                                         7,829             (10,108)

PREFERRED STOCK DIVIDEND                                                                    648                   -
                                                                                 --------------        ------------

NET INCOME (LOSS) APPLICABLE TO COMMON SHAREHOLDERS                              $        7,181        $    (10,108)
                                                                                 ==============        ============

Basic net income (loss) per Common share                                         $         0.42        $      (0.60)
                                                                                 ==============        ============

Diluted net income (loss) per Common share                                       $         0.41        $      (0.60)
                                                                                 ==============        ============

Shares used in computing basic net income (loss) per Common share                        17,066              16,731
                                                                                 ==============        ============

Shares used in computing diluted net income (loss) per Common share                      17,589              16,731
                                                                                 ==============        ============

   The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (in thousands)

                                                                         Nine Months Ended September 30,
                                                                         -------------------------------
                                                                             1999              1998
                                                                         -------------     -------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
 Net income (loss)                                                       $       7,829     $     (10,108)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
   Depreciation and amortization                                                31,965            25,181
   (Gain) loss on sale of property and equipment                                   (94)               29
   Deferred income tax provision                                                 3,482             2,577
   Amortization of deferred financing costs                                      1,157             1,017
   Change in deferred rent                                                         771             1,045
   Foreign currency adjustment                                                  (4,818)           10,422
   Changes in assets and liabilities, excluding the effects
    from the purchases of businesses:
        (Increase) decrease in -
           Accounts receivable, net                                            (10,002)          (10,129)
           Inventories                                                              62              (385)
           Prepaid expenses and other                                           (1,191)              564
           Other assets                                                            740             2,324
        Increase (decrease) in -
           Accounts payable                                                     (2,033)            1,367
           Accrued expenses                                                     (2,871)            1,897
           Deferred revenue                                                      1,290             1,108
                                                                         -------------     -------------
                      Net cash provided by operating activities                 26,287            26,909
                                                                         -------------     -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Cash paid for businesses acquired, net of cash acquired                       (23,633)         (186,499)
 Capital expenditures                                                          (39,840)          (30,468)
 Client acquisition costs                                                      (11,468)           (7,334)
 Increase in intangible assets                                                  (2,039)           (5,684)
 Proceeds from sale of property and equipment                                    1,106                 -
                                                                         -------------     -------------
                      Net cash used in investing activities                    (75,874)         (229,985)
                                                                         -------------     -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Borrowings on revolving line of credit                                         81,868           165,423
 Payments on revolving line of credit                                          (36,628)          (76,247)
 Proceeds from issuance of long-term debt                                        5,261           128,843
 Issuance of redeemable preferred stock                                          4,615                 -
 Payments on long-term debt                                                     (5,031)           (9,856)
 Payment of deferred financing costs                                              (669)           (2,511)
 Proceeds from exercise of stock options                                           223                 -
 Payment of dividends on redeemable preferred stock                               (336)                -
                                                                         -------------     -------------
                      Net cash provided by financing activities                 49,303           205,652
                                                                         -------------     -------------
NET INCREASE (DECREASE) IN CASH                                                   (284)            2,576

CASH, BEGINNING OF PERIOD                                                        2,312             1,782
                                                                         -------------     -------------
CASH, END OF PERIOD                                                      $       2,028     $       4,358
                                                                         =============     =============
SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INTEREST                           $      42,164     $      30,188
                                                                         =============     =============
SUPPLEMENTAL DISCLOSURE-CASH PAID FOR INCOME TAXES                       $          53     $           -
                                                                         =============     =============

The accompanying notes are an integral part of these financial statements.

                              PIERCE LEAHY CORP.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (unaudited, in thousands except per share data)


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


2)   ACQUISITIONS:

     During 1998, the Company completed 16 acquisitions. For the nine months ended September 30, 1999, four records management businesses were purchased by the Company. All 1998 and 1999 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for such acquisitions have been included in the consolidated results of the Company from their respective acquisition dates. The aggregate purchase price for the companies acquired in 1999 exceeded the underlying estimated fair value of the net assets acquired by $40,619, which has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years. For the nine months ended September 30, 1999, the Company paid an aggregate purchase price of approximately $42,929 for the acquisitions, consisting of $23,633 in net cash and $19,296 in Seller notes. The most significant of these acquisitions was Datavault, Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. This acquisition was financed with borrowings under the Company's credit facility and the issuance of Seller notes. The Company has historically financed its acquisitions primarily with borrowings under its credit facilities and with cash flows from existing operating activities.

3)   LONG-TERM DEBT:

                                                       September 30,     December 31,
                                                           1999              1998
                                                       -------------     ------------
          11 1/8% Senior Subordinated Notes due 2006   $  130,000        $  130,000
           9 1/8% Senior Subordinated Notes due 2007      120,000           120,000
           8 1/8% Senior Notes due 2008                   134,566           134,537
          U.S. Revolver                                   152,000           118,000
          Canadian Revolver                                11,240                 -
          Mortgage Notes                                    9,591             7,368
          Seller Notes                                     18,314             3,475
          Other                                             7,637             4,565
                                                       ----------        ----------
                                                          583,348           517,945
          Less-Current portion                            (19,243)           (3,583)
                                                       -----------       ----------
                                                       $  564,105        $  514,362
                                                       ===========       ==========

     In February 1999, the Company amended the U.S. portion of its revolving credit facility to provide for borrowings of up to $175,000. All other material terms and conditions remained the same.

4)   REDEEMABLE PAY-IN-KIND PREFERRED STOCK:

     In February 1999, the Company entered into an agreement to issue up to $15,000 of redeemable pay-in-kind ("PIK") preferred stock. This stock is redeemable at any time during the ten year term and has an initial annual dividend rate of 11.36%, subject to increase under certain circumstances including subsequent issuances of preferred stock (depending on certain interest rates at such time) and if the preferred stock is not redeemed prior to six months from its initial issuance. At its option, the Company may issue additional shares of preferred stock in lieu of quarterly cash dividend payments. The Company issued $5,000 of the redeemable PIK preferred stock in March 1999. The Company incurred fees of approximately $385, providing for net proceeds of approximately $4,615. For the nine months ended September 30, 1999, amortization of fees was $312 and dividend payments of $336 were made to the preferred stockholders. On November 1, 1999 the Company redeemed all of the outstanding redeemable PIK preferred stock and paid all dividends.

5)   EARNINGS PER SHARE:

     The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                      Three Months Ended     Nine Months Ended
                                         September 30,         September 30,
                                      ------------------     -----------------
                                       1999        1998       1999       1998
                                      ------      ------     ------     ------
     Weighted average common shares
      outstanding used for basic net
      income (loss) per common share  17,070      17,026     17,066     16,731

     Dilutive effect of common stock
      options outstanding                512           -        523          -
                                      ------      ------     ------     ------

     Weighted average common and
      common equivalent shares
      used for diluted net income
      (loss) per common share         17,582      17,026     17,589     16,731
                                      ======      ======     ======     ======

     Options to purchase an aggregate of 1,336 shares of Common stock at prices ranging from $5.09 to $25.50 per share were outstanding at September 30, 1999.

6)   COMPREHENSIVE INCOME (LOSS):

     Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss). The Company's comprehensive income (loss) includes net income (loss) and unrealized gains and losses from foreign currency translation adjustments. The Company's total comprehensive income
     (loss) is as follows:

                                                                 Nine months ended,                   Three months ended,
                                                                    September 30,                         September 30,
                                                                    -------------                         -------------
                                                             1999              1998                1999               1998
                                                        -------------      -------------       -------------      ------------
     Comprehensive Income (Loss):

       Net Income (Loss) Applicable to
         Common Shareholders                            $   7,181          $  (10,108)         $    1,505         $  (4,614)
       Other Comprehensive Income (Loss):
         Foreign Currency Translation Adjustment              (30)               (740)              1,053              (610)
         Income Tax Benefit Related to Items of
           Other Comprehensive Income (Loss)                   12                 296                (421)              244
                                                        ---------          ----------          ----------         ---------

       Other Comprehensive Income (Loss)                $   7,163          $  (10,552)         $    2,137         $  (4,980)
                                                        =========          ==========          ==========         =========

7)   SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED)

     The Company stores and services business records for clients throughout the United States, Canada and the United Kingdom. The following information is a summary of the operating results and financial position for the Company's Canadian operations and the Company's U.S. and other operations:

                                            Three Months Ended            Nine Months Ended
                                               September 30,                 September 30,
                                            1999           1998           1999           1998
                                       -------------   ------------    -----------    ----------
Revenues:
 United States and other               $      76,273   $     64,851   $   219,632    $  170,156
 Canada                                       11,763          9,746        34,127        24,877
                                       -------------   ------------   -----------    ----------
 Total                                 $      88,036   $     74,597   $   253,759    $  195,033
                                       =============   ============   ===========    ==========

EBITDA:
 United States and other               $      24,046   $     20,342   $    68,509    $   50,033
 Canada                                        2,994          2,412         8,258         6,333
                                       -------------   ------------   -----------    ----------
 Total                                 $      27,040   $     22,754   $    76,767    $   56,366
                                       =============   ============   ===========    ==========

Operating income (loss):
 United States and other               $      14,994   $     13,942   $    41,102    $   30,800
 Canada                                        1,698         (4,819)        9,086        (7,523)
                                       -------------   ------------   -----------    ----------
 Total                                 $      16,692   $      9,123   $    50,188    $   23,277
                                       =============   ============   ===========    ==========

Net income (loss) applicable to
 Common shareholders:
  United States and other              $       2,382   $      2,042   $     5,524    $    1,882
  Canada                                        (877)        (6,656)        1,657       (11,990)
                                       -------------   ------------   -----------    ----------
  Total                                $       1,505   $     (4,614)  $     7,181    $  (10,108)
                                       =============   ============   ===========    ==========

                                             At            At
                                       September 30,   December 31,
                                            1999          1998
                                       -------------   ------------
Current assets:
 United States and other               $      57,597   $     42,896
 Canada                                        9,191          9,066
                                       -------------   ------------
 Total                                 $      66,788   $     51,962
                                       =============   ============

Total assets:
 United States and other               $     610,861   $    542,378
 Canada                                      140,197        124,080
                                       -------------   ------------
 Total                                 $     751,058   $    666,458
                                       =============   ============

Current liabilities:
 United States and other               $      76,075   $     59,885
 Canada                                       10,032          8,224
                                       -------------   ------------
 Total                                 $      86,107   $     68,109
                                       =============   ============

Long-term liabilities:
 United States and other               $     442,768   $    399,739
 Canada                                      146,773        135,515
                                       -------------   ------------
 Total                                 $     589,541   $    535,254
                                       =============   ============

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

8.)  SUBSEQUENT EVENTS:

     Subsequent to September 30, 1999, the Company announced the execution of a definitive agreement to be acquired by Iron Mountain Incorporated in a stock-for-stock merger valued at approximately $1.2 billion. The merger consideration will result in the equivalent of a fixed exchange ratio of
     1.1 shares of Iron Mountain common stock for each share of Pierce Leahy common stock. As a result of the merger, existing Pierce Leahy shareholders will own approximately 35% of the combined company. Iron Mountain's nine-member board of directors will be expanded to include two additional board members designated by Pierce Leahy. The proposed merger is subject to the approval by the shareholders of both companies, completion of regulatory review, and other customary conditions. The Company expects the merger to be completed in early 2000.

Item 2 - Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of the Company's financial condition and results of operations for the three-month and nine-month periods ended September 30, 1999 and 1998 should be read in conjunction with the consolidated financial statements and notes thereto for the three-month and nine-month periods ended September 30, 1999 and 1998, included herein, and the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Annual Report on Form 10-K.

Results of Operations

Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

Total revenues increased from $74.6 million for the three months ended September 30, 1998 to $88.0 million for the three months ended September 30, 1999, an increase of $13.4 million, or 18.0%. Nine acquisitions were completed from July 1998 through September 1999, which accounted for $4.0 million, or 29.8%, of such increase in total revenues. The balance of the revenue growth ($9.4 million) resulted from sales to new customers and from net increases in cubic feet stored from existing customers. This represents a base business revenue growth of 12.6% for the third quarter of 1999 as compared to the third quarter of 1998.

Storage revenues increased from $40.8 million for the three months ended September 30, 1998 to $48.7 million for the three months ended September 30, 1999, an increase of $7.9 million, or 19.5%. Service and storage material sales revenues increased from $33.8 million for the three months ended September 30, 1998 to $39.3 million for the three months ended September 30, 1999, an increase of $5.5 million, or 16.3%.

Cost of sales (excluding depreciation and amortization) increased from $42.0 million in the three months ended September 30, 1998 to $49.6 million in the three months ended September 30, 1999, an increase of $7.6 million, or 18.1%, but remained at the same percentage of total revenues of 56.3% for both the 1998 and 1999 periods. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from new and existing customers and acquisitions.

Selling, general and administrative expenses increased from $9.9 million for the three months ended September 30, 1998 to $11.4 million for the three months ended September 30, 1999, an increase of $1.5 million, or 15.6%, but decreased as a percentage of total revenues from 13.2% in the 1998 period to 13.0% in the 1999 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff, and related training expenses. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expenses increased from $9.4 million for the three months ended September 30, 1998 to $10.9 million for the three months ended September 30, 1999, an increase of $1.5 million, or 16.0%, but decreased as a percentage of revenues from 12.6% for the three months ended September 30, 1998 to 12.4% for the three months ended September 30, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the nine acquisitions completed from July 1998 through September 1999 and to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs. The decrease as a percentage of total revenues from the three month periods ended September 30, 1998 to September 30, 1999 was attributable to an increase in revenue growth from existing and new customers and from a decrease in acquisitions, which generally have a higher component of depreciation and amortization expense.

The Company had a foreign currency exchange loss for the three months ended September 30, 1998 of $4.2 million (or 5.7% of revenues) and a gain of $0.5 million (or 0.6% of revenues) for the three months ended September 30, 1999. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the principal on the 1998 Senior Notes due in April 2008 and the FASB 52 requirement to reflect this change in value.

Interest expense increased from $12.1 million (16.2% of revenues) for the three months ended September 30, 1998 to $13.4 million (15.2% of revenues) for the three months ended September 30, 1999, an increase of $1.3 million, or 10.5%. The dollar increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $3.0 million (4.0% of revenues) for the three months ended September 30, 1998 as compared to income before income taxes of $3.3 million (3.8% of revenues) for the three months ended September 30, 1999.

The Company recorded a provision for income taxes of $1.6 million (or 2.2% of revenues) for the three months ended September 30, 1998 and a provision for income taxes of $1.5 million (or 1.8% of revenues) for the three months ended September 30, 1999.

In February 1999, the Company entered into an agreement to issue up to $15 million of redeemable pay-in-kind ("PIK") preferred stock. The Company issued $5 million of the PIK preferred stock in March 1999. The preferred stock dividend for the three months ended September 30, 1999 was $0.3 million (or 0.3% of revenues).

As a result of the foregoing items, the net loss applicable to common shareholders for the three months ended September 30, 1998 was $4.6 million (6.2% of revenues) as compared to net income applicable to common shareholders of $1.5 million (1.7% of revenues) for the three months ended September 30, 1999.

Earnings before interest expense, income taxes, depreciation and amortization, and foreign currency exchange ("EBITDA") increased from $22.8 million for the three months ended September 30, 1998 to $27.0 million for the three months ended September 30, 1999, an increase of $4.2 million, or 18.8%. As a percentage of revenues, EBITDA was 30.5% for the three months ended September 30, 1998 and 30.7% for the three months ended September 30, 1999. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale, and increased operating efficiencies.

Nine Months Ended September 30, 1999 Compared to Nine Months Ended September 30, 1998

Total revenues increased from $195.0 million for the nine months ended September 30, 1998 to $253.8 million for the nine months ended September 30, 1999, an increase of $58.8 million, or 30.1%. Twenty acquisitions were completed from January 1998 to September 1999, which accounted for $30.4 million, or 51.8%, of such increase in total revenues. The balance of the revenue growth ($28.4 million) resulted from sales to new customers and from net increases in cubic feet stored from existing customers. This represents a base business revenue growth of 14.5% for the nine months ended September 30, 1999 as compared to the nine months ended September 30, 1998.

Storage revenues increased from $111.2 million for the nine months ended September 30, 1998 to $139.9 million for the nine months ended September 30, 1999, an increase of $28.7 million, or 25.8%. Service and storage material sales revenues increased from $83.8 million for the nine months ended September 30, 1998 to $113.9 million for the nine months ended September 30, 1999, an increase of $30.1 million, or 35.9%, due in part to a $5.2 million increase in service revenues derived from the marketing literature storage and fulfillment business acquired in June 1998.

Cost of sales (excluding depreciation and amortization) increased from $111.2 million in the nine months ended September 30, 1998 to $143.4 million in the nine months ended September 30, 1999, an increase of $32.2 million, or 29.0%, but decreased as a percentage of total revenues from 57.0% in the 1998 period to 56.5% in the 1999 period. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from new and existing customers and acquisitions. The decrease as a percentage of total revenues was due primarily to increased operating efficiencies from the conversion of previously acquired operations into the Company's PLUS(R) computer system.

Selling, general and administrative expenses increased from $27.5 million for the nine months ended September 30, 1998 to $33.6 million for the nine months ended September 30, 1999, an increase of $6.1 million, or 22.0%, but decreased as a percentage of total revenues from 14.1% in the 1998 period to 13.2% in the 1999 period. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff, and related training expenses. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies of operating in a centralized manner.

Depreciation and amortization expenses increased from $25.2 million for the nine months ended September 30, 1998 to $32.1 million for the nine months ended September 30, 1999, an increase of $6.9 million, or 27.4%, but decreased as a percentage of revenues from 12.9% for the nine months ended September 30, 1998 to 12.6% for the nine months ended September 30, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the twenty acquisitions completed from January 1998 through September 1999 and to capital expenditures for shelving, buildings, improvements to records management facilities and information systems, and to client acquisition costs. The decrease as a percentage of total revenues from the nine month periods ended September 30, 1998 to September 30, 1999 was attributable to an increase in revenue growth from existing and new customers and from a decrease in acquisitions, which generally have a higher component of depreciation and amortization expense.

The Company had a foreign currency exchange loss for the nine months ended September 30, 1998 of $7.9 million (or 4.1% of revenues) and a gain of $5.5 million (or 2.2% of revenues) for the nine months ended September 30, 1999. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the principal on the 1998 Senior Notes due in April 2008 and the FASB 52 requirement to reflect this change in value.

Interest expense increased from $30.8 million (15.8% of revenues) for the nine months ended September 30, 1998 to $38.9 million (15.3% of revenues) for the nine months ended September 30, 1999, an increase of $8.1 million, or 26.3%. The dollar increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

As a result of the foregoing factors, the Company had a loss before income taxes of $7.5 million (3.8% of revenues) for the nine months ended September 30, 1998 as compared to income before income taxes of $11.3 million (4.5% of revenues) for the nine months ended September 30, 1999.

The Company recorded a provision for income taxes of $2.6 million (or 1.3% of revenues) for the nine months ended September 30, 1998 and a provision for income taxes of $3.5 million (or 1.4% of revenues) for the nine months ended September 30, 1999.

In February 1999, the Company entered into an agreement to issue up to $15 million of redeemable pay-in-kind ("PIK") preferred stock. The Company issued $5 million of the PIK preferred stock in March 1999. The preferred stock dividend for the nine months ended September 30, 1999 was $0.6 million (or 0.3% of revenues).

As a result of the foregoing items, the net loss applicable to common shareholders for the nine months ended September 30, 1998 was $10.1 million (5.2% of revenues) as compared to net income applicable to common shareholders of $7.2 million (2.8% of revenues) for the nine months ended September 30, 1999.

EBITDA increased from $56.4 million for the nine months ended September 30, 1998 to $76.8 million for the nine months ended September 30, 1999, an increase of $20.4 million, or 36.2%. As a percentage of revenues, EBITDA was 28.9% for the nine months ended September 30, 1998 and 30.3% for the nine months ended September 30, 1999. The increase as a percentage of the total revenues reflected growth in the Company's business, economies of scale, and increased operating efficiencies.

Liquidity and Capital Resources

The Company has made significant investments, consisting primarily of (a) acquisitions, (b) capital expenditures for buildings, shelving, improvements to records management facilities and information systems, and (c) client acquisition costs. Cash paid for these investments during the nine months ended September 30, 1999 aggregated $23.6 million, $39.8 million and $11.5 million, respectively. These investments were primarily funded with borrowings under the Company's credit facility, through the issuance of $5.0 million of redeemable PIK preferred stock in March 1999, and through cash provided by operations.

During the nine months ended September 30, 1999, the Company generated $26.3 million in net cash from operations as compared to net cash provided by operations of $26.9 million for the nine months ended September 30, 1998. The $0.6 million decrease from the nine months ended September 30, 1998 to the nine months ended September 30, 1999 primarily resulted from the $20.4 million increase in EBITDA, offset by an increase in cash paid for interest of $12.0 million, and an increase in working capital of $7.1 million.

The net cash provided by financing activities for the nine months ended September 30, 1999 was $49.3 million, consisting primarily of $81.9 million of borrowings under the credit facility, $5.3 million of proceeds from the issuance of long-term debt, and $4.6 million of net proceeds on redeemable preferred stock, offset by payments of $36.6 million of borrowings under the credit facility and payments of $5.0 million on long-term debt. As of September 30, 1999, the Company had $2.0 million of available cash and the credit facility providing for $175.0 million of U.S. dollar borrowings and CDN $40.0 million of Canadian dollar borrowings, subject to certain limitations and amounts already outstanding. As of September 30, 1999, $163.2 million was outstanding under the credit facility and an additional $17.9 million of the credit facility was reserved to secure the issuance of letters of credit to guarantee the Seller Notes issued in conjunction with the Datavault acquisition. On November 1, 1999 the Company redeemed all of the outstanding redeemable PIK preferred stock and paid all dividends.

Year 2000 Compliance

The Company uses a number of computer software programs and systems in its operations, including the PLUS(R) system and embedded systems contained in the Company's buildings, plant, equipment and other infrastructure. The Company has developed a plan designed to make its systems compliant with the requirements to process transactions in the year 2000. Review of the Company's core PLUS(R) system databases and programs has been performed and code modifications and testing were completed in July 1998. The Company's internal financial accounting system was upgraded to a vendor certified year 2000 compliant version in December 1998. The Company is also working with its other internal information systems, network service providers, and other key vendors with the goal of overall year 2000 readiness. The Company estimates that its remediation costs incurred to date in achieving Year 2000 compliance, including the replacement of non-compliant systems, software modifications and validation, have been approximately $0.3 million. In addition, the Company does not forecast any additional cost to complete its Year 2000 evaluation, remediation and validation of all systems. Funding for costs incurred to date has come from cash flows from operations. The Company has not deferred any significant system projects due to its Year 2000 efforts.

Forward-Looking Statements

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, and is subject to the safe-harbor created by such sections. Such forward-looking statements concern the Company's operations, contemplated merger, economic performance and financial condition, including in particular its acquisitions and their integration into the Company's existing operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause the actual results, performance or achievements of the Company, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: the inability to complete the merger of Iron Mountain and Pierce Leahy due to the failure to obtain the necessary regulatory approvals or satisfy other customary conditions; general economic and business conditions; changes in customer preferences; competition; changes in technology; the integration of any acquisitions; changes in business strategy; the indebtedness of the Company; quality of management, business abilities and judgment of the Company's personnel; the availability, terms and deployment of capital; and various other factors referenced in this Report. The forward-looking statements are made as of the date of this Report, and the Company assumes no obligation to update the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

Item 3 - Quantitative And Qualitative Disclosures About Market Risk

Market risks relating to the Company's operations result primarily from changes in interest rates and foreign currency exchange rates. The Company does not currently utilize any derivative financial instruments that expose the Company to significant market risk. The Company is exposed to cash flow and fair value risk due to changes in interest rates with respect to its long-term debt. The table below presents principal cash flows and related weighted average interest rates of the Company's long-term debt at September 30, 1999 and December 31, 1998. Weighted average variable rates are based on implied forward rates in the yield curve at September 30, 1999 and December 31, 1998. Implied forward rates should not be considered a predictor of actual future interest rates. The information is presented in U.S. dollars, the Company's reporting currency.

                                  December 31,     September 30,       Fair
                                      1998             1999            Value
                                 --------------   ---------------    ---------
Debt Obligations
----------------

Fixed Rate (US and other)        $ 263,172        $ 280,943          $ 304,195
Weighted average interest rate      10.00%            9.86%              9.11%

Fixed Rate (CDN)                 $ 136,773 (a)    $ 139,165 (a)      $ 122,164
Weighted average interest rate       8.12%            8.13%              9.26%

Variable Rate (US)               $ 118,000        $ 152,000          $ 152,000
Weighted average interest rate       8.43%            8.13%              8.13%

Variable Rate (CDN)              $    -           $  11,240          $  11,240
Weighted average interest rate                        8.13%              8.13%


(a) The principal and interest payments due on 1998 Notes issued by Pierce Leahy Command Company, the Company's principal Canadian subsidiary are payable in U.S. Dollars, thus subjecting the Company to foreign currency risk.

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K

         (a)  Exhibits

              Exhibit 27 - Financial Data Schedule for the nine months ended
                           September 30, 1999, submitted to the Securities and Exchange Commission in electronic format

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                  PIERCE LEAHY CORP.



     November 8, 1999             By:     /s/ Douglas B. Huntley
     ----------------                  ---------------------------
        (date)                    Douglas B. Huntley
                                  Vice President and Chief Financial Officer
                                  (Principal Financial Officer)