Form 10-K405
period 1999-12-31
IRON MOUNTAIN INC/PA
filed 2000-03-30
CIK 1020569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K
                                ---------------

                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

/X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 1999

                                       OR

/ /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ______ to ______

                         Commission File Number 1-13045

                           IRON MOUNTAIN INCORPORATED

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                            ------------------------

                 PENNSYLVANIA                                23-2588479
(STATE OF OTHER JURISDICTION OF INCORPORATION)  (I.R.S. EMPLOYER IDENTIFICATION NO.)

  745 ATLANTIC AVENUE, BOSTON, MASSACHUSETTS                   02111
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                  (ZIP CODE)

                                  617-535-4766
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

Securities registered pursuant to Section 12(b) of the Act:

                    TITLE OF EACH CLASS                      NAME OF EXCHANGE ON WHICH REGISTERED
                    -------------------                      ------------------------------------
  Common Stock, $.01 par value per share ("Common Stock")          New York Stock Exchange
        11 1/8% Senior Subordinated Notes Due 2006                 New York Stock Exchange
         9 1/8% Senior Subordinated Notes Due 2007                 New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

As of March 1, 2000, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $1,127,635,777.13 based on the closing price on the New York Stock Exchange on such date.

Number of shares of the registrant's Common Stock at March 1, 2000: 54,301,237

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED
                          1999 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I

Item 1.    Business....................................................      1

Item 2.    Properties..................................................     13

Item 3.    Legal Proceedings...........................................     13

Item 4.    Submission of Matters to a Vote of Security Holders.........     14

PART II

Item 5.    Market for the Registrant's Common Stock and Related
             Shareholder Matters.......................................     15

Item 6.    Selected Consolidated Financial and Operating Information...     16

Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     20

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     36

Item 8.    Financial Statements and Supplementary Data.................     37

Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     37

PART III

Item 10.   Directors and Executive Officers of the Registrant..........     38

Item 11.   Executive Compensation......................................     41

Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     47

Item 13.   Certain Relationships and Related Transactions..............     49

PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     50

                                EXPLANATORY NOTE

    On February 1, 2000, Iron Mountain Incorporated, a Delaware corporation ("Old Iron Mountain"), acquired Pierce Leahy Corp., a Pennsylvania corporation ("Pierce Leahy"). Because the transaction was structured as a reverse merger, Old Iron Mountain merged with and into Pierce Leahy, and Pierce Leahy survived the merger. Immediately after the merger, Pierce Leahy changed its name from Pierce Leahy Corp. to Iron Mountain Incorporated ("Iron Mountain," the "Company" or "we"). Based on the number of shares of Old Iron Mountain and Pierce Leahy common stock outstanding, immediately after the merger former stockholders of Old Iron Mountain owned approximately 65% of the Company's Common Stock. Because of this share ownership, Old Iron Mountain is considered the acquiring entity for accounting purposes, and the Company adopted Old Iron Mountain's financial statements as its own upon the completion of the merger. In connection with the merger, Old Iron Mountain's Board of Directors and top executive officers became the Board of Directors and executive officers of the Company, except that J. Peter Pierce and Howard D. Ross were also elected Directors, J. Peter Pierce became the President of the

Company and David S. Wendell became the Senior Vice President of the Company. In order to provide comprehensive disclosure, items in this Annual Report on Form 10-K containing historical information include disclosures for both Old Iron Mountain and Pierce Leahy.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    We have made statements in this annual report on Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern the operations, economic performance and financial condition of Iron Mountain. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

    Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others, the following:

    - unanticipated costs as a result of Old Iron Mountain's acquisition of Piercy Leahy;

    - difficulties related to the integration of acquisitions generally and, more specifically, the integration of the operations of Old Iron Mountain and Pierce Leahy;

    - our significant indebtedness and the cost and availability of financing for contemplated growth;

    - the cost and availability of appropriate storage facilities;

    - changes in customer preferences and demand for our services;

    - rapid and significant changes in technology;

    - intense competition in the industry; and

    - other general economic and business conditions.

    These cautionary statements should not be construed by you to be exhaustive, and they are made only as of the date of this report. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

A. DEVELOPMENT OF BUSINESS.

    Iron Mountain is the leading records and information management services ("RIMS") company. The Company is an international, full-service provider of records and information management and related services, enabling customers to outsource these functions. Iron Mountain has a diversified customer base, which includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. The Company provides storage for all major media, including paper, which is the dominant form of records storage, magnetic media, including computer tapes, microfilm and microfiche, master audio and video tapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials, including cardboard boxes and magnetic media, and provides consulting, facilities management, fulfillment and other outsourcing services.

    On February 1, 2000, Old Iron Mountain completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at approximately $1.1 billion, including the assumption of debt and related transaction costs. Pierce Leahy was one of Old Iron Mountain's largest competitors in the RIMS industry, with a particular focus on business records storage and related services. The Company is in the process of integrating the operations and headquarters functions of Old Iron Mountain and Pierce Leahy on a "best practices" basis. During fiscal years 2000 and 2001, the Company expects to integrate overhead and support functions and to begin combining field operations, with the goal of full integration within three years of the merger. Management expects the Company will realize an estimated $15 million in annual operating cost savings within three years after the merger.

    As of March 1, 2000, the Company provided services to over 100,000 customer accounts in 77 domestic markets in the United States and to over 15,000 customer accounts in 30 markets outside the United States. Iron Mountain's domestic operations employ about 7,400 people and operate nearly 500 facilities, while outside the United States, the Company employs approximately 1,500 people and operates approximately 90 facilities.

B. DESCRIPTION OF BUSINESS.

THE RECORDS AND INFORMATION MANAGEMENT SERVICES INDUSTRY

OVERVIEW

    Companies in the RIMS industry store and manage information in a variety of media formats, which can broadly be divided into paper and electronic records, and provide a wide range of services related to the records stored. The Company refers to its general paper storage and management services as "business records management." Medical records constitute a large and growing specialty subset within the paper records market. Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and video tapes, film, X-rays and blueprints. Based on publicly available information, organizations in the United States generate an estimated four trillion documents each year, many of which must be retained and available for reference for many years. Electronic records primarily include computer tapes and optical disks. The Company refers to its electronic records storage and management services as "data security services."

PAPER RECORDS

    Paper records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive paper records are the principal focus of the RIMS industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Based on industry studies, the Company believes that inactive records make up approximately 80% of all paper records.

ELECTRONIC RECORDS

    Electronic records management focuses on the storage of, and related services for, computer media that are either archival in nature or a back-up copy of recently processed data. Archival data is generally not needed for access but is retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Back-up data exists because of the need of many businesses to maintain back-up copies of data in order to be able to operate in the event of a system failure, casualty loss or other disaster. It is customary for data processing groups to rotate back-up tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites.

GROWTH OF MARKET

    The Company believes that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile and desktop printing, (ii) the continued proliferation of data processing technologies such as personal computers and networks, (iii) increased regulatory requirements, (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation, (v) the high cost of reviewing records and deciding whether to retain or destroy them, (vi) the failure of many entities to adopt or follow policies on records destruction and
(vii) audit requirements to keep back-up copies of certain records in off-site locations.

    Despite the growth of new "paperless" technologies, such as the Internet and e-mail, management believes that stored information remains predominantly paper-based and that such technologies have promoted the creation of hard copies of such electronic information. In addition, management believes that the proliferation of digital information technologies and distributed data networks has led to increased demand for data security services, such as the storage and off-site rotation of back-up copies of magnetic media, and outsourcing support services that address the needs of data center operations and disaster recovery programs.

HIGHLY FRAGMENTED INDUSTRY

    Most RIMS companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. According to Professional Records and Information Services Management ("PRISM"), a trade group of approximately 530 members, as of December 31, 1998, approximately 3,300 firms offered records and information management services in the United States. The Company has made, and intends to continue to make, acquisitions of its competitors, many of whom are small, single city operators.

INDUSTRY CONSOLIDATION

    Over the past several years, there has been consolidation in the RIMS industry. The Company believes that this trend will continue because of the industry's capital requirements for growth, opportunities for large RIMS providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions. In particular, the RIMS business requires significant up-front capital investment for real estate, racking systems and management information technology.

    Management believes that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important medical, electronic and vital records needs. Large, national companies are better able to satisfy these demands than smaller competitors.

FINANCIAL CHARACTERISTICS OF IRON MOUNTAIN'S BUSINESS

    Iron Mountain's business has the following financial characteristics:

    - RECURRING REVENUES. Iron Mountain derives a majority of its consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Revenues from these fixed periodic fees have grown for 44 consecutive quarters in the case of Old Iron Mountain and 33 consecutive quarters in the case of Pierce Leahy. Once a customer places paper records in storage with the Company and until those records are destroyed or permanently removed, for which the Company typically receives a service fee, the Company receives recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic media consist primarily of fixed monthly payments. The stable and growing storage base also provides the foundation for increases in revenues and earnings before interest, taxes, depreciation, amortization, extraordinary items, other income and merger-related expenses ("EBITDA") from related service activities and sales of storage materials. Merger-related expenses are primarily those expenses directly related to the merger of Old Iron Mountain and Pierce Leahy that cannot be capitalized and include costs of exiting certain facilities, certain severance and pay-to-stay payments, certain system conversion costs and other transaction-related costs (some of the aforementioned costs may be reported separately as restructuring charges).

    - HISTORICALLY NON-CYCLICAL BUSINESS. Iron Mountain has not experienced a reduction of its business as a result of past general economic downturns, although the Company can give no assurance that this would be the case in the future. Management believes that the outsourcing of RIMS may accelerate during economic downturns as companies focus on reducing costs through outsourcing non-core operating functions. In addition, management believes that companies that have outsourced RIMS are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving RIMS in-house.

    - INHERENT GROWTH FROM EXISTING PAPER RECORDS CUSTOMERS. The Company's paper records customers have on average generated additional Cartons(1) at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1996 through December 31, 1999, the combined Net Carton Growth From Existing Customers(2) of each of Old Iron Mountain and Pierce Leahy increased at an average annual rate of approximately 6%. The Company believes the consistent growth of its paper storage revenues is the result of a number of factors, including: (i) the trend toward increased records retention, (ii) customer satisfaction with the Company's services and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of RIMS.

    - DIVERSIFIED AND STABLE CUSTOMER BASE. As of March 1, 2000, the Company had over 115,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer of either Old Iron Mountain or Pierce

------------------------

(1) The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of cartons stored does not include storage volumes in the Company's vital records services and data security services, which are described below.

(2) The term "Net Carton Growth From Existing Customers" is defined as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of Old Iron Mountain's facilities in South Brunswick Township, New Jersey. See "Item 3. Legal Proceedings."

      Leahy accounted for more than 2% of its consolidated revenues for the year ended December 31, 1999. From January 1, 1996 through December 31, 1999, average annual permanent removals of Cartons represented only approximately 4% of total Cartons stored for each of Old Iron Mountain and Pierce Leahy.

    - CAPITAL EXPENDITURES RELATED PRIMARILY TO GROWTH. The Company's RIMS business requires limited annual capital expenditures made in order to maintain the Company's current revenue stream. Historically, over 90% of each of Old Iron Mountain's and Pierce Leahy's aggregate capital expenditures were growth-related investments, primarily in racking systems, management information systems, new buildings and improvements to existing facilities. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and EBITDA.

GROWTH STRATEGY

    The Company's domestic objective is to be one of the largest RIMS providers in each of its geographic markets and to maintain its position as the largest national RIMS provider. The Company's international objective is to continue to capitalize on its expertise in the RIMS industry and to make additional acquisitions and investments in international markets. The Company seeks to expand through: (i) increased business with existing customers, including the provision of new services, (ii) additions of new customers and (iii) selective acquisitions in existing and new markets.

GROWTH FROM EXISTING CUSTOMERS

    Existing Iron Mountain customers storing paper records contribute to storage and services revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, the Company seeks to maintain high levels of customer retention by providing premium customer service through its decentralized customer service approach complemented by its local management staff.

    Through its local account management staff, the Company leverages existing business relationships with its customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

ADDITIONS OF NEW CUSTOMERS

    The Company's sales force is dedicated to establishing new account relationships and servicing existing customer accounts and draws on the Company's national marketing organization and senior management. As a result of acquisitions and the Company's decision to increase its sales force by recruiting additional qualified sales professionals, from December 31, 1997 through March 1, 2000, the Company increased the size of its sales force from approximately 150 (giving effect to the sales forces of Old Iron Mountain and Pierce Leahy on a combined basis) to approximately 250 sales professionals.

GROWTH THROUGH DOMESTIC ACQUISITIONS

    The Company's acquisition strategy includes both expanding geographically, focusing primarily on the 100 largest U.S. markets, and increasing the Company's presence and scale within existing markets through "fold-in" acquisitions. Both Old Iron Mountain and Pierce Leahy have successful records of acquiring and integrating smaller RIMS companies. See "Completed and Pending Acquisitions." The Company intends to continue its domestic acquisition program. However, given the small number of large acquisition prospects and the Company's increased revenue base, future acquisitions are expected to be less significant to overall domestic revenue growth than they have been historically. The Company's corporate development staff is engaged in an ongoing review of acquisition candidates.

    The Company seeks to acquire RIMS companies in markets where management believes there is the potential for growth and where the high start-up costs of commencing operations make acquisitions an attractive means of entering new markets. Following a new-market acquisition, the Company seeks to increase its business with the acquired customer base and to supplement that growth with new customers and, potentially, with appropriate fold-in acquisitions.

    The Company's goal in its existing markets is to exploit economies of scale while maintaining high quality service. The Company has proven its ability to successfully reduce the cost structure of its acquired operations. Certain of these cost savings, including labor reductions and certain general and administrative costs, are generally obtained within 12 months of an acquisition. Other cost savings, including occupancy costs, may take longer to achieve. The Company's goal is to achieve substantially all of the targeted cost savings within 24 months of an acquisition.

INTERNATIONAL GROWTH STRATEGY

    Iron Mountain also intends to continue to make acquisitions and investments in RIMS businesses outside the United States. The Company has acquired and invested in, and seeks to acquire and invest in, RIMS companies in countries, and, more specifically, markets within such countries, where it believes there is the potential for growth. From January 1, 1999 through March 1, 2000, Old Iron Mountain, Pierce Leahy and the Company, directly and through joint ventures, entered Europe and Mexico and expanded operations in Latin America and Canada. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal towards eventual full ownership. In addition to the criteria the Company uses to evaluate domestic acquisition candidates, Iron Mountain also evaluates the presence in the potential market of existing Iron Mountain clients as well as the risks uniquely associated with an international investment, including those risks described below.

    The experience, depth and strength of local management are particularly important in Iron Mountain's international acquisition strategy. As a result, Iron Mountain has formed joint ventures with, or acquired significant interests from, target businesses throughout Europe and Latin America. Iron Mountain believes this strategy, rather than an outright acquisition, may, in certain markets, better position the Company to expand the existing business, although the Company's long-term goal is to eventually acquire full ownership of each such business. The local partner will benefit from Iron Mountain's expertise in the RIMS industry and, in certain cases, Iron Mountain's technology, and Iron Mountain will benefit from its local partner's relationships with customers and its presence in the community.

    As Old Iron Mountain did in Europe and Pierce Leahy did in Canada, the Company intends to continue to make fold-in acquisitions to augment its operations in international markets. Fold-in acquisitions will be done directly by Iron Mountain or through the local joint venture, depending in part on whether Iron Mountain's initial investment was an acquisition or a joint venture. As with domestic acquisitions, the Company believes that with appropriate fold-in acquisitions it can benefit from economies of scale.

    Iron Mountain's international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors. At this time, there can be no assurance as to whether any international investment will be successful in achieving its objectives.

    The amount of revenues from international operations for Old Iron Mountain and Pierce Leahy for fiscal year 1999 is set forth in Note 12 to Notes to Iron Mountain's Consolidated Financial Statements and Note 13 to Notes to Pierce Leahy's Consolidated Financial Statements. During 1999, Old Iron Mountain and Pierce Leahy derived approximately 6% and 17%, respectively, of their revenues from outside of the United States.

COMPLETED AND PENDING ACQUISITIONS

MERGER OF OLD IRON MOUNTAIN AND PIERCE LEAHY

    On February 1, 2000, Old Iron Mountain acquired Pierce Leahy. Because the transaction was structured as a reverse merger, Old Iron Mountain merged with and into Pierce Leahy and Pierce Leahy survived the merger. Immediately after the merger the Company changed its name from Pierce Leahy Corp. to Iron Mountain Incorporated.

    As a result of the merger, each share of Old Iron Mountain common stock was converted into one share of Common Stock of the Company and each share of Pierce Leahy common stock continued to remain outstanding. The aggregate merger consideration was valued at approximately $1.1 billion including assumption of debt and related transaction costs. No cash consideration was paid in the merger. Prior to the merger, Pierce Leahy had declared a one-for-ten stock dividend on its common stock. Based on the number of shares of Old Iron Mountain and Pierce Leahy common stock outstanding immediately prior to the completion of the merger, immediately after the merger former stockholders of Old Iron Mountain owned approximately 65% of the Company's Common Stock, while Pierce Leahy stockholders owned approximately 35%. Because of this share ownership, Old Iron Mountain is considered the acquiring entity for accounting purposes, and the Company adopted Old Iron Mountain's financial statements as its own upon the completion of the merger.

    Old Iron Mountain and Pierce Leahy were the two largest national providers of RIMS services prior to the merger. Before the merger, Old Iron Mountain operated in 70 domestic and 17 international markets, and Pierce Leahy operated in 60 domestic and 16 international markets. As a result of the merger, the two companies combined operations in 53 domestic markets and the Company now serves a total of 77 domestic markets. The two companies' international markets were largely complementary and only overlapped in three markets, so that the Company now serves 30 international markets.

RECENT ACQUISITIONS AND DISPOSITION

    As part of their growth strategies, from January 1, 1997 through December 31, 1999, Old Iron Mountain and Pierce Leahy acquired 50 and 37 RIMS businesses, respectively. Old Iron Mountain and the Company have acquired a total of two additional companies (excluding the merger of Old Iron Mountain and Pierce Leahy) through March 1, 2000, and the Company has entered into a definitive agreement to acquire Data Storage Centers, Inc. ("DSC").

    The following table presents certain information with respect to the acquisitions completed by Old Iron Mountain and Pierce Leahy on a combined basis between January 1, 1997 and December 31, 1999. All dollar amounts presented are in millions.

                                                             COMPONENTS OF PURCHASE PRICE CONSIDERATION
                                                        -----------------------------------------------------
                                      TOTAL AGGREGATE                   FAIR VALUE OF COMMON
                                         REVENUES       CASH AND DEBT    STOCK AND OPTIONS     TOTAL PURCHASE
                            NUMBER    REPRESENTED(1)       ASSUMED             ISSUED              PRICE
                           --------   ---------------   -------------   --------------------   --------------
1997 Acquisitions.......      35           $136              $296                $94                $390
1998 Acquisitions.......      31            218               383(2)              81                 464
1999 Acquisitions.......      21            113               257(3)              46                 303

------------------------
(1) Total annual aggregate revenues were calculated in each case by reference to the revenues of each of the acquired businesses during the year in which they were acquired. This calculation includes an estimate of total revenues for the portion of the year of acquisition during which any such acquired business was included in Old Iron Mountain's or Pierce Leahy's results of operations.

(2) Includes approximately $3 million attributable to assets that Old Iron Mountain exchanged as part of the consideration in connection with one acquisition.

(3) Includes approximately $2.5 million attributable to the capital stock of Arcus Data Security Limited contributed as part of the consideration in Old Iron Mountain's acquisition of a 50.1% interest in Iron Mountain Europe Limited ("Iron Mountain Europe") (formerly known as Britannia Data Management Limited).

    In addition, in November 1999, Old Iron Mountain sold substantially all of the assets of Arcus Staffing Resources, Inc. ("Arcus Staffing"), its information technology staffing ("IT Staffing") business. Old Iron Mountain had acquired the IT Staffing business in January 1998 as part of its acquisition of Arcus
Group, Inc. ("Arcus Group"). Old Iron Mountain's 1998 and 1999 financial statements have been restated to show the classification of the IT Staffing business as a discontinued operation.

PENDING ACQUISITION

    On February 18, 2000, the Company entered into an agreement with DSC and Suddath Van Lines, Inc. to acquire substantially all of the assets of DSC. As a result, the Company will acquire the RIMS business of DSC, and will also lease or sublease from DSC, or assume DSC's leases with regard to, certain related real estate. At closing, the Company will pay aggregate consideration of approximately $54 million in cash in connection with the DSC acquisition, including payments to certain officers as consideration for non-competition covenants. The closing of the DSC acquisition is subject to customary conditions and is expected to occur in the second quarter of 2000, although no assurance can be given that it will be completed.

    Management believes that DSC is a premier provider of business records management services and data security services, serving over 2,700 customers. As of February 18, 2000, DSC, headquartered in Jacksonville, Florida, operated in 14 markets located primarily in the southeastern United States. DSC had annualized revenues of approximately $19 million based on its results for the fourth quarter of 1999.

    The following table presents certain information for Old Iron Mountain's, Pierce Leahy's and the Company's acquisitions in 1999 and 2000 and the pending DSC acquisition, excluding the merger of Old Iron Mountain and Pierce Leahy.

                                                            PRINCIPAL STATE(S)/
                                                                  COUNTRY
ACQUISITION*                                                   OF OPERATION      COMPLETION DATE
------------                                                -------------------  ---------------
1999 ACQUISITIONS:
Iron Mountain Europe Limited (50.1% interest) (OIM).......  United Kingdom       January 1999
Allards Record Center (PL)................................  New Hampshire        January 1999
Medex Systems Storage, Inc. (PL)..........................  Canada               January 1999
Datavault Limited (PL)....................................  United Kingdom       February 1999
Secure Accessible Files Environment, Inc. (OIM)...........  Connecticut          February 1999
Confidential Records Center, Inc. (OIM)...................  Maine                March 1999
Information Storage Service Center, Inc. (OIM)............  New Mexico           March 1999
First American Records Management, Inc. (OIM).............  Various(1)           April 1999
Data Base, Inc. (OIM).....................................  Various(2)           April 1999
Datavault/United States Safe Deposit
  Company (OIM)...........................................  California           May 1999
File Management, Inc. (OIM)...............................  Alabama              May 1999
MAP, S.A. (Memogarde) (IME)...............................  France               June 1999
Tippet-Richardson, Ltd. (PL)..............................  Canada               July 1999
Carter Media Management, Inc. (OIM).......................  Kentucky             June 1999
Central File, Inc. (OIM)..................................  Puerto Rico          June 1999
A Jacksonville, Florida RIMS business (OIM)...............  Florida              June 1999
Sistemas de Archivo Corporativo, S. de R.L. de C.V.         Mexico
  (50.1% interest) (OIM)..................................                       August 1999
Stortext (Holdings) Ltd. (IME)............................  United Kingdom       September 1999
Datavault S.A. (IME)......................................  Spain                September 1999
Midtown Professional Records Centre, Inc. (OIM)...........  Ohio                 October 1999
Secur' Archiv (IME).......................................  Germany              November 1999

2000 ACQUISITIONS (THROUGH MARCH 1, 2000):
Records Disposal, Inc. (OIM)..............................  Texas                January 2000
Documentalia S.A. (IME)...................................  Spain                February 2000

PENDING ACQUISITION:
Data Storage Centers, Inc. (IM)...........................  Various(3)           Pending

------------------------

* OIM = Acquisition by Old Iron Mountain; PL = Acquisition by Pierce Leahy; IME = Acquisition by Iron Mountain Europe, a 50.1% owned subsidiary of the Company; and IM = Acquisition by the Company after the merger of Old Iron Mountain and Pierce Leahy.

(1) California, Colorado, Oregon and Washington.

(2) Illinois, Maryland, North Carolina, Ohio, Pennsylvania, Texas, Virginia, Washington and Wisconsin.

(3) California, Florida, Georgia, Massachusetts, North Carolina, Texas, Virginia and District of Columbia.

DESCRIPTION OF IRON MOUNTAIN'S BUSINESS

BUSINESS RECORDS MANAGEMENT

    The business records stored by the Company's customers with the Company by their nature are not very active. These types of records are stored in cartons, which are packed by the customer. The Company uses bar-coded tracking systems known as SAFEKEEPER-TM- and PIERCE LEAHY USER SOLUTION-Registered Trademark- (PLUS-Registered Trademark-) and other procedures to ensure the integrity of the contents of a customer's cartons and to efficiently store and later retrieve a customer's cartons. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

DATA SECURITY SERVICES

    Data security services consist of the storage and rotation of back-up and archival computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by the Company's courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Iron Mountain's MEDIALINK-TM- software manages this process. Iron Mountain also manages tape library relocation and supports disaster recovery testing and execution.

HEALTHCARE INFORMATION SERVICES

    Healthcare information services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions. Medical records tend to be more active in nature and are typically stored on specialized shelving systems that provide access to individual files. Healthcare information services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information, temporary staffing, contract coding, facilities management and imaging.

VITAL RECORDS SERVICES

    Vital records contain critical or irreplaceable data such as master audio and video recordings, film, software source code and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. The Company's charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage functions. The Company provides the same ancillary services for vital records as it provides for its other storage operations.

SERVICE AND COURIER OPERATIONS

    Service and courier operations include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The SAFEKEEPER and PLUS systems control the service processes from order entry through transportation and invoicing.

    Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of March 1, 2000, Iron Mountain was utilizing a fleet of more than 1,600 owned or leased delivery vehicles.

ADDITIONAL SERVICES AND PRODUCTS

    Iron Mountain offers a variety of additional services, which customers may request or contract for on an individual basis. These services include inventorying records, packing records into cartons or other containers, and creating computerized indexes of files and individual documents. The Company also provides services for the management of active records programs. The Company can provide these services, which generally include document and file processing and storage, both off-site at its own facilities and by supplying its own personnel to perform management functions on-site at the customer's premises.

    Other complementary lines of business operated by the Company include fulfillment services and confidential document destruction. Fulfillment services are performed by the Company's COMAC division. The division stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. COMAC also assembles custom marketing packages and orders, manages and provides detailed reporting on customer marketing literature inventories.

    Confidential document destruction involves the shredding of sensitive documents for corporate customers that, in many cases, also use the Company's services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records accumulated by customers in specially designed containers provided by Iron Mountain. The Company currently performs these services in five of its markets and seeks to expand its presence in this business through acquisitions and internal start-ups.

    In addition, the Company provides professional consulting services to large customers, enabling them to develop and implement comprehensive records and information management programs. Iron Mountain's consulting business draws on the Company's experience in RIMS to analyze the practices of such companies and assist them in creating more effective programs of records and information management. The Company's consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

    The Company also sells a full line of specially designed corrugated cardboard, metal and plastic storage containers and magnetic media products.

    Iron Mountain is exploring opportunities to leverage its customer relationships, geographic presence and brand image to provide additional information management systems for digital records. The growth rate of mission critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of digital information management, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for Iron Mountain. The Company is evaluating opportunities to partner with technology providers to develop a number of applications.

CUSTOMERS

    The Company's customer base is diversified in terms of revenues and industry concentration. Iron Mountain tracks customer accounts, which are based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of March 1, 2000, the Company had over 100,000 domestic and over 15,000 international customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of either Old Iron Mountain's or Pierce Leahy's consolidated revenues for the year ended December 31, 1999.

COMPETITION; ALTERNATIVE TECHNOLOGY

    The Company competes with its current and potential customers' internal records and information management services capabilities. The Company can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future records and information management services.

    The Company competes with multiple RIMS providers in all geographic areas where it operates. Iron Mountain believes that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that it generally competes effectively based on these factors.

    Iron Mountain also competes with other RIMS providers for companies to acquire. Some of the Company's competitors possess greater financial and other resources than Iron Mountain. If any such competitor were to devote additional resources to the RIMS business and such acquisition candidates or focus its strategy on Iron Mountain's markets, Iron Mountain's results of operations could be adversely affected.

    Iron Mountain derives most of its revenues from the storage of paper documents and related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper as the principal means for storing information. However, the Company can provide no assurance that its customers will continue to store most of their records in paper format. A significant shift by Iron Mountain's customers to storage of data through non-paper based technologies, whether now existing or developed in the future, would adversely affect the Company's business.

EMPLOYEES

    A key feature of the Company's operating strategy is its decentralized management structure and empowerment of local management operating in local business environments. The Company is divided into geographic Areas, Regions and Districts. Generally, Areas are managed by Executive Vice Presidents, Regions are managed by Vice Presidents and Districts are managed by General Managers. The Company's international operations are managed by operating personnel located in the particular country. The Company's headquarters staff performs a variety of central administrative and support functions in order to maximize the time and resources that local personnel can devote to customer service and client development.

    The Company's selling organization, which includes approximately 250 sales professionals, consists of telemarketing, direct sales and account management, all supported by a corporate marketing group. Telemarketing sales people use advanced database telemarketing techniques to identify and source account leads. Leads are pursued by the direct sales force, which is comprised of local sales representatives and regional and national account managers. Once an account is established, it is assigned to an account manager, who focuses on serving the needs of new and existing customers and selling additional services to this customer base. The corporate marketing organization provides training and marketing communications as sales support functions.

    As of March 1, 2000, the Company domestically employed about 7,400 full-time employees. Directly and through majority-owned joint ventures, as of March 1, 2000, the Company employed approximately 1,500 full-time employees outside of the United States.

    A small percentage of the Company's employees are represented by unions. These unionized employees are located in California, one city in Canada and in the United Kingdom. As of March 1, 2000, the aggregate number of unionized employees was less than 300.

    All domestic non-union employees are eligible to participate in the Company's benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time domestic employees participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. Management believes that the Company has good relationships with its employees and unions. International employees participate in separate benefit and incentive-based compensation programs.

INSURANCE

    For strategic risk transfer purposes, the Company maintains a comprehensive insurance program with insurers that it believes to be reputable and in amounts that it believes to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate policies for California earthquake exposures are maintained at what the Company believes to be appropriate limits and deductibles for that exposure. Included among other types of insurance carried by Iron Mountain are:
Workers Compensation, General, Umbrella, Automobile, and Directors and Officers policies.

    The Company's standard form of storage contract sets forth an agreed maximum valuation for each carton or other storage unit held by the Company, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and the Company believes that in typical circumstances its liability would be so limited in the event of loss or damage to stored items for which the Company may be held liable. However, some of the Company's agreements with large volume accounts and some of the contracts assumed in the Company's acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by particular customers seeking to rescind their contracts, including limitations on liability, as a result of the 1997 fires experienced at Old Iron Mountain's South Brunswick Township, New Jersey facilities.

ENVIRONMENTAL MATTERS

    Some of the Company's current and formerly owned or operated properties were previously used for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or the generation and disposal of hazardous wastes. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. The Company may be potentially liable for environmental costs or for the failure to clean up contaminated properties, if any.

    The Company currently transfers a portion of its risk of financial loss due to environmental matters by purchasing a Pollution Liability Insurance Policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation exposures.

    In addition, at one of the Company's New Jersey facilities, certain contamination has been discovered resulting from operations of the prior owner thereof. The prior owner, which has agreed to be responsible for the cost of remediation, is completing remediation of the property under a consent order with the New Jersey Department of Environmental Protection. The Company has purchased an environmental liability insurance policy covering the cleanup costs to the Company, if any, which it believes to be appropriate.

    The Company has from time to time conducted limited environmental investigations and remedial activities at some of its former and current facilities, but it has not undertaken an in-depth environmental review of all of the Company's properties.

    Environmental conditions for which Iron Mountain might be liable may exist at its properties or at properties that it may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

ITEM 2. PROPERTIES.

    As of March 1, 2000, Iron Mountain conducted operations through 479 leased and 117 owned facilities containing a total of 36.8 million square feet of space. The leased facilities typically have initial lease terms of ten years with options to renew for an additional ten years. In addition, many of the leases contain either a purchase option or a right of first refusal upon the sale of the property. The Company's facilities are located throughout North America, Latin America and Europe, with the largest numbers of facilities in California, Florida, Massachusetts, Michigan, New Jersey, New York, Ohio, Texas, Canada and the United Kingdom. The Company believes that the space available in its facilities is adequate to meet its current needs. See Note 13 of Notes to Old Iron Mountain's Consolidated Financial Statements and Note 7 of Notes to Pierce Leahy's Consolidated Financial Statements for information regarding the minimum annual rental commitments of Old Iron Mountain and Pierce Leahy, respectively.

ITEM 3. LEGAL PROCEEDINGS.

    In March 1997, Old Iron Mountain experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of Old Iron Mountain's other RIMS facility in South Brunswick Township, New Jersey.

    Sixty-one of Old Iron Mountain's customers or their insurance carriers have asserted claims as a consequence of the destruction of, or damage to, their records as a result of the fires, including claims with specific requests for compensation and allegations of negligence or other culpability on the part of Old Iron Mountain. The Company and its insurers have denied any liability on the part of Old Iron Mountain as to all of these claims.

    The Company is presently aware of six lawsuits that have been filed against Old Iron Mountain by certain of its customers and/or their insurers, and of two lawsuits filed by the insurers of abutters of the South Brunswick facility, all alleging damages in unspecified amounts arising out of the fires. These lawsuits were filed in the U.S. District Court for the District of New Jersey; the New Jersey Superior Court, Middlesex County, Law Division; and the Supreme Court for New York County, New York.

    Old Iron Mountain has denied liability, asserted affirmative defenses and, in certain of the cases, moved for dismissal and asserted counterclaims for indemnification against the plaintiffs. In February 2000, following a trial, the United States District Court of New Jersey entered judgment in favor of Old Iron Mountain on all counts in one of the customer lawsuits. Discovery is ongoing in all remaining cases. The Company denies any liability as a result of the destruction of, or damage to, customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and proceedings with its various insurers.

    Old Iron Mountain was paid by its general liability and property insurance carrier for costs incurred as a result of business interruption and property damage due to the fires. However, Old Iron Mountain's errors and omissions carrier made an initial determination denying coverage as to these claims. In November 1998, Old Iron Mountain filed an action in the United States District Court for the District of Massachusetts seeking a declaration of coverage and other relief. The parties, together with the general liability and property carrier, have reached a partial settlement for pre-June 30, 1999 defense costs and continue to be in active negotiations to resolve all remaining coverage issues.

    The outcome of these proceedings cannot be predicted. Based on its present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurance in this regard.

    In addition to the matters discussed above, the Company is involved in litigation from time to time in the ordinary course of business. In the opinion of management, no other material legal proceedings are pending to which the Company, or any of its properties, is subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of either Old Iron Mountain or Pierce Leahy during the fourth quarter of the fiscal year ended December 31, 1999.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
  MATTERS.

    The Common Stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." Prior to the merger, the common stock of each of Pierce Leahy and Old Iron Mountain were listed on the NYSE under the symbols "PLH" and "IRM," respectively. Pierce Leahy first issued its common stock to the public in July 1997, while Old Iron Mountain first issued its common stock to the public in February 1996. Prior to April 26, 1999, the common stock of Old Iron Mountain was traded on the Nasdaq National Market ("Nasdaq") under the symbol "IMTN."

    The following table sets forth the high and low sale prices for Old Iron Mountain's common stock on the NYSE and the Nasdaq, for the years 1998 and 1999, giving effect to a three-for-two split effected in the form of a dividend on Old Iron Mountain's common stock declared and paid in July 1998:

                                                                  SALE PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
1998
  First Quarter.............................................   $25.08     $20.92
  Second Quarter............................................    30.67      24.58
  Third Quarter.............................................    30.50      22.50
  Fourth Quarter............................................    36.25      23.00
1999
  First Quarter.............................................   $36.25     $27.38
  Second Quarter............................................    33.13      25.38
  Third Quarter.............................................    34.38      27.88
  Fourth Quarter............................................    39.50      25.13

    The following table sets forth the high and low sale prices on the NYSE for Pierce Leahy's common stock, for the years 1998 and 1999, giving effect to a one-for-ten stock split effected in the form of a dividend declared and paid by Pierce Leahy in January 2000:

                                                                  SALE PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
1998
  First Quarter.............................................   $24.55     $18.52
  Second Quarter............................................    26.25      21.14
  Third Quarter.............................................    23.52      15.23
  Fourth Quarter............................................    23.64      16.02
1999
  First Quarter.............................................   $24.55     $21.82
  Second Quarter............................................    24.32      20.57
  Third Quarter.............................................    23.64      18.24
  Fourth Quarter............................................    39.32      21.31

    The closing price of the Company's Common Stock on the NYSE on March 1, 2000 was $30.44. As of March 1, 2000, there were 826 holders of record of the Company's Common Stock. The Company believes that there are more than 5,800 beneficial owners of the Company's Common Stock.

    The Company's Board of Directors (the "Company Board") currently intends to retain future earnings, if any, for the development of the Company's businesses and does not anticipate paying cash dividends on the Company's Common Stock in the foreseeable future. Future determinations by the Company Board to pay dividends on the Common Stock would be based primarily upon the financial condition, results of operations and business requirements of the Company. Dividends, if any, would be payable at the sole discretion of the Company Board out of the funds legally available for that purpose. Some of the Company's agreements pursuant to which the Company has borrowed funds contain provisions that limit the amount of dividends and stock repurchases that the Company may make.

    Neither Old Iron Mountain nor Pierce Leahy has paid dividends on its shares of common stock, other than stock dividends, during the last two years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION.

A. OLD IRON MOUNTAIN

    The following selected consolidated statements of operations and balance sheet data of Old Iron Mountain have been derived from Old Iron Mountain's audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations--Old Iron Mountain" and with Old Iron Mountain's Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           1995         1996         1997         1998         1999
                                                        ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Storage.............................................  $   64,165   $   85,826   $  125,968   $  230,702   $  317,387
  Service and Storage Material Sales..................      40,271       52,892       82,797      153,259      202,162
                                                        ----------   ----------   ----------   ----------   ----------
    Total Revenues....................................     104,436      138,718      208,765      383,961      519,549
Operating Expenses:
  Cost of Sales (excluding depreciation)..............      52,277       70,747      106,879      192,113      260,930
  Selling, General and Administrative.................      26,035       34,342       51,668       95,867      128,948
  Depreciation and Amortization.......................      12,341       16,936       27,107       48,301       65,422
                                                        ----------   ----------   ----------   ----------   ----------
    Total Operating Expenses..........................      90,653      122,025      185,654      336,281      455,300
                                                        ----------   ----------   ----------   ----------   ----------
Operating Income......................................      13,783       16,693       23,111       47,680       64,249
Interest Expense, Net.................................      11,838       14,901       27,712       45,673       54,425
Other Income, Net.....................................          --           --           --        1,384           17
                                                        ----------   ----------   ----------   ----------   ----------
Income (Loss) from Continuing Operations Before
  Provision (Benefit) for Income Taxes and Minority
  Interest Expense....................................       1,945        1,792       (4,601)       3,391        9,841
Provision (Benefit) for Income Taxes..................       1,697        1,435          (80)       6,558       10,579
Minority Interest Expense.............................          --           --           --           --          322
                                                        ----------   ----------   ----------   ----------   ----------
Income (Loss) from Continuing Operations..............         248          357       (4,521)      (3,167)      (1,060)
Income from Discontinued Operations...................          --           --           --          201          241
Loss on Sale of Discontinued Operations...............          --           --           --           --      (13,400)
                                                        ----------   ----------   ----------   ----------   ----------
Income (Loss) Before Extraordinary Charge.............         248          357       (4,521)      (2,966)     (14,219)
Extraordinary Charge (net of tax benefit).............          --        2,126           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
Net Income (Loss) Before Warrant Accretion............         248       (1,769)      (4,521)      (2,966)     (14,219)
Accretion of Redeemable Put Warrant...................       2,107          280           --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
Net Loss Applicable to Common Stockholders............  $   (1,859)  $   (2,049)  $   (4,521)  $   (2,966)  $  (14,219)
                                                        ==========   ==========   ==========   ==========   ==========
Net Loss per Common Share--Basic and Diluted:
  Income (Loss) from Continuing Operations............  $   (32.61)  $     0.00   $    (0.26)  $    (0.12)  $    (0.03)
  Income from Discontinued Operations.................          --           --           --         0.01         0.01
  Loss on Sale of Discontinued Operations.............          --           --           --           --        (0.41)
                                                        ----------   ----------   ----------   ----------   ----------
Income (Loss) Before Extraordinary Charge.............      (32.61)        0.00        (0.26)       (0.11)       (0.43)
  Extraordinary Charge (net of tax benefit)...........          --        (0.15)          --           --           --
                                                        ----------   ----------   ----------   ----------   ----------
  Net Loss Applicable to Common Stockholders..........  $   (32.61)  $    (0.15)  $    (0.26)  $    (0.11)  $    (0.43)
                                                        ==========   ==========   ==========   ==========   ==========
  Weighted Average Common Shares
    Outstanding--Basic and Diluted....................          57       13,911       17,172       27,470       33,345
                                                        ==========   ==========   ==========   ==========   ==========
Pro Forma(1):
  Net Loss Applicable to Common Stockholders..........  $    (0.16)  $    (0.13)  $    (0.26)  $    (0.11)  $    (0.43)
                                                        ==========   ==========   ==========   ==========   ==========
  Weighted Average Common Shares Outstanding..........      11,676       15,206       17,172       27,470       33,345
                                                        ==========   ==========   ==========   ==========   ==========

                                                                           YEAR ENDED DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           1995         1996         1997         1998         1999
                                                        ----------   ----------   ----------   ----------   ----------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER DATA:
EBITDA from Continuing Operations(2)..................  $   26,124   $   33,629   $   50,218   $   95,981   $  129,671
EBITDA from Continuing Operations as a Percentage of
  Total Revenues......................................        25.0%        24.2%        24.1%        25.0%        25.0%

                                                                              AS OF DECEMBER 31,
                                                        --------------------------------------------------------------
                                                           1995         1996         1997         1998         1999
                                                        ----------   ----------   ----------   ----------   ----------
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents.............................  $    1,585   $    3,453   $   24,510   $    1,715   $    3,830
Total Assets..........................................     186,881      281,799      636,786      967,385    1,317,212
Total Debt............................................     121,874      184,733      428,018      456,178      612,947
Stockholders' Equity..................................      21,011       52,384      137,733      338,882      488,754

------------------------------

(1) Represents pro forma earnings per share as if the preferred stock that was converted into Old Iron Mountain common stock in connection with Old Iron Mountain's initial public offering had been converted for all periods presented.

(2) Based on Old Iron Mountain's experience in the RIMS industry, management believes that EBITDA is an important tool for measuring the performance of RIMS companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA-based calculations as a criterion in evaluating RIMS companies, and substantially all of Old Iron Mountain's and the Company's financing agreements contain covenants in which EBITDA-based calculations are used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of Old Iron Mountain's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Old Iron Mountain--Overview" and "--Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and Old Iron Mountain's sources and applications of cash flow.

B. PIERCE LEAHY

    The following selected consolidated statements of operations and balance sheet data of Pierce Leahy have been derived from Pierce Leahy's audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations--Pierce Leahy" and with Pierce Leahy's Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

    All share and per share data have been restated to reflect the stock dividend of one-tenth of a share of common stock for each share of common stock outstanding that was paid on January 14, 2000.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Revenues:
  Storage...................................................  $ 55,501   $ 75,900   $107,879   $153,533   $190,095
  Service and Storage Material Sales........................    39,895     53,848     75,638    116,767    152,167
                                                              --------   --------   --------   --------   --------
    Total Revenues..........................................    95,396    129,748    183,517    270,300    342,262
Operating Expenses:
  Cost of Sales (excluding depreciation and amortization)...    55,616     73,870    101,940    154,435    191,510
  Selling, General and Administrative.......................    16,148     20,007     30,070     36,994     45,856
  Merger-Related Expenses(1)................................        --         --         --         --      2,361
  Depreciation and Amortization.............................     8,163     12,869     21,528     35,772     43,655
  Special Compensation Charge...............................        --         --      1,752         --         --
  Foreign Currency Exchange.................................        --         --        702      7,907     (7,473)
  Consulting Payments to Related Parties....................       500         --         --         --         --
  Non-Recurring Charge......................................        --      3,254         --         --         --
                                                              --------   --------   --------   --------   --------
    Total Operating Expenses................................    80,427    110,000    155,992    235,108    275,909
Operating Income............................................    14,969     19,748     27,525     35,192     66,353
Interest Expense, Net.......................................     9,622     17,225     29,262     42,864     52,363
                                                              --------   --------   --------   --------   --------
Income (Loss) Before Income Taxes and Extraordinary
  Charge....................................................     5,347      2,523     (1,737)    (7,672)    13,990
Income Taxes................................................        --         --      7,424      3,318      6,290
Extraordinary Charge........................................     3,279      2,015      6,036         --         --
                                                              --------   --------   --------   --------   --------
Net Income (Loss)...........................................     2,068        508    (15,197)   (10,990)     7,700
Accretion of Redeemable Warrants............................       889      1,561         --         --         --
Preferred Stock Dividend and Accretion......................        --         --         --         --        774
                                                              --------   --------   --------   --------   --------
Net Income (Loss) Applicable to Common Shareholders.........  $  1,179   $ (1,053)  $(15,197)  $(10,990)  $  6,926
                                                              ========   ========   ========   ========   ========
Net Income (Loss) per Common Share--Basic and Diluted:
  Income (Loss) Before Extraordinary Charge.................  $   0.37   $   0.08   $  (0.62)  $  (0.59)  $   0.37
  Extraordinary Charge......................................     (0.27)     (0.17)     (0.41)        --         --
                                                              --------   --------   --------   --------   --------
  Basic Net Income (Loss) per Common Share..................  $   0.10   $  (0.09)  $  (1.03)  $  (0.59)  $   0.37
                                                              ========   ========   ========   ========   ========
  Diluted Net Income (Loss) per Common Share................  $   0.10   $  (0.09)  $  (1.03)  $  (0.59)  $   0.35
                                                              ========   ========   ========   ========   ========
  Shares Used in Computing Basic Net Income (Loss) per
    Common Share............................................    11,650     11,602     14,724     18,486     18,766
                                                              ========   ========   ========   ========   ========
  Shares Used in Computing Diluted Net Income (Loss) per
    Common Share............................................    11,979     11,694     14,724     18,486     19,525
                                                              ========   ========   ========   ========   ========
Pro Forma Data (unaudited):(2)
  Net Loss Applicable to Common Shareholders................                        $ (9,225)
                                                                                    ========
  Basic and Diluted Net Loss per Common Share:
  Loss Before Extraordinary Charge..........................                        $  (0.22)
  Extraordinary Charge......................................                           (0.41)
                                                                                    --------
  Pro Forma Basic and Diluted Net Loss per Common Share.....                        $  (0.63)
                                                                                    ========
  Shares Used in Computing Pro Forma Basic and Diluted Net
    Loss per Common Share...................................                          14,724
                                                                                    ========

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
OTHER DATA:
EBITDA(3)...................................................  $ 23,632   $ 35,871   $ 51,507   $ 78,871   $104,896
EBITDA as a Percentage of Total Revenues....................      24.8%      27.6%      28.1%      29.2%      30.6%

                                                                               AS OF DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1995       1996       1997       1998       1999
                                                              --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents...................................  $    722   $  1,254   $  1,782   $  2,312   $  2,265
Total Assets................................................   131,328    234,820    394,713    666,458    760,466
Total Debt (including Redeemable Warrants)..................   120,071    217,423    279,197    518,111    586,797
Shareholders' Equity (Deficit)..............................   (18,201)   (25,438)    59,323     63,095     69,808

------------------------------

(1) Merger-related expenses in 1999 are primarily those expenses directly related to the merger of Old Iron Mountain and Pierce Leahy that cannot be capitalized and consist primarily of financial advisor, legal, accounting and consulting fees, SEC registration fees and other transaction-related costs.

(2) Until July 1, 1997, Pierce Leahy was taxed as a subchapter S corporation. Such status was terminated in connection with Pierce Leahy's 1997 initial public offering. The pro forma data indicates the basic and diluted net loss per common share as if Pierce Leahy had provided for income taxes for the entire 1997 period.

(3) Based on Pierce Leahy's experience in the RIMS industry, management believes that EBITDA (which was defined by Pierce Leahy as earnings before interest, taxes, depreciation and amortization, extraordinary charge, non-recurring charges, special compensation charge, consulting payments to related parties, merger-related expenses and foreign currency exchange) is an important tool for measuring the performance of RIMS companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA-based calculations as a criterion in evaluating RIMS companies, and substantially all of Pierce Leahy's financing agreements contained covenants in which EBITDA-based calculations were used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with GAAP) as an indicator of Pierce Leahy's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operation--Pierce Leahy--Overview" and "--Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and Pierce Leahy's sources and applications of cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND THE NOTES THERETO OF EACH OF OLD IRON MOUNTAIN AND PIERCE LEAHY AND THE OTHER FINANCIAL AND OPERATING INFORMATION INCLUDED ELSEWHERE IN THIS FILING.

    This discussion contains "forward-looking statements" as that term is defined in the federal securities laws. Such forward-looking statements concern the operations, economic performance and financial condition of Iron Mountain. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors.

    Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others, the following:

    - unanticipated costs as a result Old Iron Mountain's acquisition of Pierce Leahy;

    - difficulties related to the integration of acquisitions generally and, more specifically, the integration of the operations of Old Iron Mountain and Pierce Leahy;

    - our significant indebtedness and the cost and availability of financing for contemplated growth;

    - the cost and availability of appropriate storage facilities;

    - changes in customer preferences and demand for our services;

    - rapid and significant changes in technology;

    - intense competition in the industry; and

    - other general economic and business conditions.

A. OLD IRON MOUNTAIN

OVERVIEW

    Old Iron Mountain's primary financial objective has been to increase consolidated EBITDA, which is a source of funds for investment in continued internal growth and growth through acquisitions and to service indebtedness. Old Iron Mountain has benefited from growth in consolidated EBITDA from continuing operations, which has increased from $50.2 million for 1997 to $129.7 million for 1999 (a compound annual growth rate of 60.7%). However, the pursuit of this objective has negatively affected other measures of Old Iron Mountain's financial performance, such as consolidated net income.

    For the years ended December 31, 1997 through 1999, Old Iron Mountain experienced consolidated net losses. Old Iron Mountain attributes such losses in part to significant charges associated with the pursuit of its growth strategy, namely:

    - increases in depreciation expense associated with expansion of storage capacity;

    - increases in goodwill amortization associated with acquisitions accounted for under the purchase method; and

    - increases in interest expense associated with the borrowings used to fund acquisitions.

    In June 1999, in order to focus on its RIMS business, Old Iron Mountain decided to sell its IT Staffing business, Arcus Staffing. Old Iron Mountain acquired Arcus Staffing in January 1998 as part of its acquisition of Arcus Group. Old Iron Mountain has accounted for the sale of Arcus Staffing as a loss from discontinued operations. Accordingly, the results of operations of Arcus Staffing have been segregated from continuing operations and reported as a separate line item on the consolidated statements of operations discussed in
Note 9 of Old Iron Mountain's Notes to Consolidated Financial Statements. The net loss on the sale of Arcus Staffing ($13.4 million) consists primarily of the write-off of nondeductible goodwill.

    Old Iron Mountain's revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 60% of total revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities, the sale of storage materials and courier operations. Courier operations consist primarily of the pickup and delivery of records upon customer request. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers, magnetic media, including computer tapes and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

    Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant.

    Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, sales and marketing personnel, as well as expenses related to travel, communications, professional fees, bad debts, training, office equipment and supplies.

    Old Iron Mountain's depreciation and amortization charges result primarily from the capital-intensive nature of its business and the acquisitions that Old Iron Mountain has completed. The principal components of depreciation relate to racking systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system hardware and software. Amortization relates primarily to goodwill arising from acquisitions and customer acquisition costs. Old Iron Mountain has accounted for all of its acquisitions under the purchase method. Since the purchase price for RIMS companies is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported consolidated net income. Because certain of Old Iron Mountain's acquisitions have given rise to nondeductible goodwill, Old Iron Mountain's effective tax rate is higher than the statutory rate.

    EBITDA is an important financial performance measure in the RIMS industry, both for determining the value of companies within the industry and for defining standards for borrowing from institutional lenders. Old Iron Mountain's EBITDA margins from continuing operations were 24.1% for 1997, 25.0% for 1998 and 25.0% for 1999. The adoption in 1999 of newly-issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"), negatively impacted Old Iron Mountain's 1999 EBITDA margin. Excluding the impact of SOP 98-1, Old Iron Mountain's EBITDA margin for 1999 would have been 25.6%. SOP 98-1 requires certain computer software costs associated with internal use software (primarily data conversion costs), which were previously capitalizable, to be expensed as incurred. Further, Old Iron Mountain acquired 18 RIMS businesses in 1997, 15 in 1998 and 17 in 1999, most of which had lower EBITDA margins than the rest of its business. Old Iron Mountain generally did not realize anticipated synergies relating to such acquisitions immediately. Nonetheless, Old Iron Mountain was able to increase its recent EBITDA margins through improved overall operating efficiencies, economies of scale and the realization of synergies in connection with earlier acquisitions.

    On February 1, 2000, Old Iron Mountain completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at approximately $1.1 billion, including the assumption of debt and related transaction costs as discussed in
Note 17 of Notes to Old Iron Mountain's Consolidated Financial Statements. Pierce Leahy's financial statements for the years ended December 31, 1997, 1998 and 1999 are included elsewhere in this report.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from Old Iron Mountain's consolidated statements of operations, expressed as a percentage of total consolidated revenues.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues:
  Storage...................................................    60.3%      60.1%      61.1%
  Service and Storage Material Sales........................    39.7       39.9       38.9
                                                               -----      -----      -----
    Total Revenues..........................................   100.0      100.0      100.0
Operating Expenses:
  Cost of Sales (Excluding Depreciation)....................    51.2       50.0       50.2
  Selling, General and Administrative.......................    24.7       25.0       24.8
  Depreciation and Amortization.............................    13.0       12.6       12.6
                                                               -----      -----      -----
    Total Operating Expenses................................    88.9       87.6       87.6
                                                               -----      -----      -----
Operating Income............................................    11.1       12.4       12.4
Interest Expense............................................    13.3       11.9       10.5
Other Income, Net...........................................      --        0.4        0.0
                                                               -----      -----      -----
Income (Loss) from Continuing Operations Before Provision
  for
  Income Taxes and Minority Interest Expense................    (2.2)       0.9        1.9
Provision for Income Taxes..................................      --        1.7        2.0
Minority Interest Expense...................................      --         --        0.1
                                                               -----      -----      -----
Loss from Continuing Operations.............................    (2.2)      (0.8)      (0.2)
Income from Discontinued Operations.........................      --        0.1        0.1
Loss on Sale of Discontinued Operations.....................      --         --       (2.6)
                                                               -----      -----      -----
Net Loss Applicable to Common Stockholders..................    (2.2)%     (0.7)%     (2.7)%
                                                               =====      =====      =====
EBITDA from Continuing Operations...........................    24.1%      25.0%      25.0%
                                                               =====      =====      =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Consolidated storage revenues increased $86.7 million, or 37.6%, to $317.4 million for the year ended December 31, 1999 from $230.7 million for the year ended December 31, 1998, primarily due to the completion of 32 acquisitions during 1999 and 1998. Consolidated internal revenue growth was 10.9% and resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

    Consolidated service and storage material sales revenues increased
$48.9 million, or 31.9%, to $202.2 million for the year ended December 31, 1999 from $153.3 million for the year ended December 31, 1998, primarily due to acquisitions. Internal revenue growth was 16.7% and resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

    For the reasons discussed above, total consolidated revenues increased $135.6 million, or 35.3%, to $519.5 million for the year ended December 31, 1999 from $384.0 million for the year ended December 31, 1998. Total internal revenue growth was 13.2%.

    Consolidated cost of sales (excluding depreciation) increased
$68.8 million, or 35.8%, to $260.9 million (50.2% of consolidated revenues) for the year ended December 31, 1999 from $192.1 million (50.0% of consolidated revenues) for the year ended December 31, 1998. The dollar increase was primarily attributable to the additional facility and personnel costs needed to service the increase in records and other media stored.

    Consolidated selling, general and administrative expenses increased
$33.1 million, or 34.5%, to $128.9 million (24.8% of consolidated revenues) for the year ended December 31, 1999 from $95.9 million (25.0% of consolidated revenues) for the year ended December 31, 1998. The dollar increase is primarily attributable to:

    - the adoption, effective January 1, 1999, of SOP 98-1, which requires certain computer software costs associated with internal use software (primarily data conversion costs) that were previously capitalizable to be expensed as incurred ($3.3 million in 1999);

    - the addition of personnel and other overhead costs related primarily to the acquisitions of First American Records Management, Inc. and Data Base, Inc. ("Data Base");

    - increased investment in sales and marketing to drive internal growth; and

    - increased personnel, office and overhead costs to support growth.

    Consolidated depreciation and amortization expense increased $17.1 million, or 35.4%, to $65.4 million (12.6% of consolidated revenues) for the year ended December 31, 1999 from $48.3 million (12.6% of consolidated revenues) for the year ended December 31, 1998. The dollar increase is primarily attributable to the additional depreciation and amortization expense related to acquisitions and capital expenditures, including racking systems, information systems and expansion of storage capacity in existing facilities.

    As a result of the foregoing factors, consolidated operating income increased $16.6 million, or 34.8%, to $64.2 million (12.4% of consolidated revenues) for the year ended December 31, 1999 from $47.7 million (12.4% of consolidated revenues) for the year ended December 31, 1998.

    Consolidated interest expense increased $8.8 million, or 19.2%, to $54.4 million for the year ended December 31, 1999 from $45.7 million for the year ended December 31, 1998. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the year ended December 31, 1999 compared to the same period in 1998.

    As a result of the foregoing factors, consolidated income from continuing operations before the provision for income taxes and minority interest expense increased $6.5 million to income of $9.8 million (1.9% of consolidated revenues) for the year ended December 31, 1999 from income of $3.4 million (0.9% of consolidated revenues) for the year ended December 31, 1998. The provision for income taxes was $10.6 million for the year ended December 31, 1999 compared to $6.6 million for the year ended December 31, 1998. Old Iron Mountain's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with particular acquisitions (the tax laws generally permit deduction of goodwill amortization for asset purchases, but not for acquisitions of stock). In connection with its 1999 acquisitions, Old Iron Mountain recorded approximately $148.5 million in nondeductible goodwill.

    Consolidated net loss increased $11.3 million to a net loss of $14.2 million (2.7% of consolidated revenues) for the year ended December 31, 1999 from a consolidated net loss of $3.0 million (0.7% of consolidated revenues) for the year ended December 31, 1998. The increase in net loss is primarily due to the loss on sale of discontinued operations of $13.4 million.

    As a result of the foregoing factors, consolidated EBITDA from continuing operations increased $33.7 million, or 35.1%, to $129.7 million (25.0% of consolidated revenues) for the year ended December 31, 1999 from $96.0 million (25.0% of consolidated revenues) for the year ended December 31, 1998.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    Consolidated storage revenues increased $104.7 million, or 83.1%, to $230.7 million for the year ended December 31, 1998 from $126.0 million for the year ended December 31, 1997, primarily due to the completion of 33 acquisitions during 1998 and 1997. Internal revenue growth was 10.2% and resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

    Consolidated service and storage material sales revenues increased
$70.5 million, or 85.1%, to $153.3 million for the year ended December 31, 1998 from $82.8 million for the year ended December 31, 1997, primarily due to acquisitions. Internal revenue growth was 14.6% and resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

    For the reasons discussed above, total consolidated revenues increased $175.2 million, or 83.9%, to $384.0 million for the year ended December 31, 1998 from $208.8 million for the year ended December 31, 1997. Total internal revenue growth was 11.9%.

    Consolidated cost of sales (excluding depreciation) increased
$85.2 million, or 79.7%, to $192.1 million (50.0% of consolidated revenues) for the year ended December 31, 1998 from $106.9 million (51.2% of consolidated revenues) for the year ended December 31, 1997. The dollar increase is primarily attributable to the increase in records and other media stored and expenses related to facility relocations. The decrease as a percentage of revenues is primarily attributable to:

    - particular data security acquisitions, including the Arcus Group acquisition and the acquisition of a software escrow business, acquired in the third quarter of 1997, with a higher gross margin than the rest of Old Iron Mountain; and

    - the closing of redundant facilities associated with particular acquisitions.

    Consolidated selling, general and administrative expenses increased
$44.2 million, or 85.5%, to $95.9 million (25.0% of consolidated revenues) for the year ended December 31, 1998 from $51.7 million (24.7% of consolidated revenues) for the year ended December 31, 1997. The dollar increase is primarily attributable to:

    - the addition of overhead attributable to the Arcus Group acquisition;

    - additional salespeople, primarily related to the acquisitions of Arcus Group and Safesite Records Management Corporation and its decision to significantly increase its selling resources;

    - increased personnel, office and overhead costs to support growth; and

    - recruiting, relocation and training expenses associated with acquisition integration.

    Consolidated depreciation and amortization expense increased $21.2 million, or 78.2%, to $48.3 million (12.6% of consolidated revenues) for the year ended December 31, 1998 from $27.1 million (13.0% of consolidated revenues) for the year ended December 31, 1997. The dollar increase is primarily attributable to the additional depreciation and amortization expense related to acquisitions and capital expenditures, including racking systems, information systems and expansion of storage capacity in existing facilities.

    As a result of the foregoing factors, consolidated operating income increased $24.6 million, or 106.3%, to $47.7 million (12.4% of consolidated revenues) for the year ended December 31, 1998 from $23.1 million (11.1% of consolidated revenues) for the year ended December 31, 1997.

    Consolidated interest expense increased $18.0 million, or 64.8%, to $45.7 million for the year ended December 31, 1998 from $27.7 million for the year ended December 31, 1997. The increase is primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures. Such increase was partially offset by lower effective interest rates for the year ended December 31, 1998 compared to the same period in 1997.

    Consolidated other income for the year ended December 31, 1998 is comprised of a $1.7 million gain resulting from the settlement of several insurance claims, including a significant claim under Old Iron Mountain's business interruption insurance policy, related to the March 1997 fires at Old Iron Mountain's South Brunswick Township, New Jersey facilities. A $0.3 million loss on a foreign currency transaction in connection with the acquisition of Iron Mountain Europe partially offset such gain.

    As a result of the foregoing factors, consolidated income (loss) from continuing operations before the provision (benefit) for income taxes increased $8.0 million to income of $3.4 million (0.9% of consolidated revenues) for the year ended December 31, 1998 from a loss of $4.6 million (2.2% of consolidated revenues) for the year ended December 31, 1997. The provision for income taxes was $6.6 million for the year ended December 31, 1998 compared to a benefit of $0.1 million for the year ended December 31, 1997. Old Iron Mountain's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with particular acquisitions (the tax laws generally permit deduction of goodwill amortization for asset purchases, but not for acquisitions of stock). In connection with its 1998 acquisitions, Old Iron Mountain recorded approximately $128.1 million in nondeductible goodwill.

    Consolidated net loss decreased $1.5 million to a net loss of $3.0 million (0.7% of consolidated revenues) for the year ended December 31, 1998 from a consolidated net loss of $4.5 million (2.2% of consolidated revenues) for the year ended December 31, 1997.

    As a result of the foregoing factors, consolidated EBITDA from continuing operations increased $45.8 million, or 91.1%, to $96.0 million (25.0% of consolidated revenues) for the year ended December 31, 1998 from $50.2 million (24.1% of consolidated revenues) for the year ended December 31, 1997.

RECENT CONSOLIDATED QUARTERLY FINANCIAL DATA

    The following table sets forth, for the quarterly periods indicated, information derived from Old Iron Mountain's consolidated statements of operations. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of normal recurring accruals) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.

                                                         THREE MONTHS ENDED
                        -------------------------------------------------------------------------------------
                                          1998                                        1999
                        -----------------------------------------   -----------------------------------------
                        MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                        --------   --------   --------   --------   --------   --------   --------   --------
                                                           (IN THOUSANDS)
Revenues:
  Storage.............  $ 52,948   $ 55,592   $ 59,506   $ 62,656   $ 67,722   $ 79,928   $ 82,339   $ 87,398
  Service and Storage
    Material Sales....    36,108     37,872     39,038     40,241     41,649     51,837     54,568     54,108
                        --------   --------   --------   --------   --------   --------   --------   --------
    Total Revenues....    89,056     93,464     98,544    102,897    109,371    131,765    136,907    141,506
Operating Expenses:
  Cost of Sales
    (Excluding
    Depreciation).....    44,917     46,756     49,506     50,934     54,435     66,167     69,226     71,102
Selling, General and
  Administrative......    22,360     23,638     24,069     25,800     27,875     32,938     33,381     34,754
Depreciation and
  Amortization........    11,058     11,903     12,630     12,710     13,595     16,281     16,338     19,208
                        --------   --------   --------   --------   --------   --------   --------   --------
    Total Operating
      Expenses........    78,335     82,297     86,205     89,444     95,905    115,386    118,945    125,064
                        --------   --------   --------   --------   --------   --------   --------   --------
Operating Income......  $ 10,721   $ 11,167   $ 12,339   $ 13,453   $ 13,466   $ 16,379   $ 17,962   $ 16,442
                        ========   ========   ========   ========   ========   ========   ========   ========
EBITDA from Continuing
  Operations..........  $ 21,779   $ 23,070   $ 24,969   $ 26,163   $ 27,061   $ 32,660   $ 34,300   $ 35,650
                        ========   ========   ========   ========   ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

RECENT FINANCINGS AND SOURCES OF FUNDS

    In May 1999, Old Iron Mountain issued and sold an aggregate of 5,750,000 shares (including 750,000 to cover over-allotments) of its common stock in an underwritten public offering (the "1999 Equity Offering"). Net proceeds after deducting underwriters' discounts were $153.8 million and were used to repay outstanding bank debt, to repurchase all of Old Iron Mountain's common stock issued in connection with the Data Base acquisition and for general corporate purposes.

    Old Iron Mountain's net cash provided by financing activities was $257.9 million for the year ended December 31, 1999, consisting primarily of the net proceeds of $153.8 million from the 1999 Equity Offering, the net proceeds of $149.5 million from the sale of Old Iron Mountain's 8 1/4% Senior Subordinated Notes due 2011 (the "1999 Notes") and $11.6 million of proceeds from Iron Mountain Europe's minority shareholder to fund Iron Mountain Europe's acquisitions, offset by $14.5 million of net repayment of indebtedness and a payment of $39.5 million in connection with the repurchase of Old Iron Mountain's common stock issued in connection with the Data Base acquisition. As of December 31, 1999, outstanding borrowings under Old Iron Mountain's
$250 million credit facility (the "Credit Agreement") amounted to $5.0 million.

    As of December 31, 1999, the annual maturities of Old Iron Mountain's indebtedness for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 were $9.9 million, $18.5 million, $8.3 million, $3.4 million and $3.3 million, respectively. See Note 4 of Notes to Old Iron Mountain's Consolidated Financial Statements. None of Old Iron Mountain's public debt is subject to scheduled mandatory redemption before 2006.

    Net cash provided by continuing operations was $56.3 million for the year ended December 31, 1999, compared to $67.1 million for the same period in 1998. The decrease was primarily attributable to the increase in accounts receivable and other current assets, offset by the increase in EBITDA and accrued expenses.

    At December 31, 1999, Old Iron Mountain had estimated net operating loss carryforwards of approximately $59 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. The preceding net operating loss carryforwards do not include additional preacquisition net operating loss carryforwards of Arcus Group. Any tax benefit realized will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards expire in nine years.

CAPITAL INVESTMENTS

    As Old Iron Mountain has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions,
(ii) the purchase and construction of real estate, (iii) other capital expenditures and (iv) customer acquisition costs. These investments have been primarily funded through cash flows from operations, borrowings under the Credit Agreement, a portion of the net proceeds from the sale of the 1999 Notes and the net proceeds from the 1999 Equity Offering.

    Cash paid for acquisitions was $212.2 million in 1999. In connection with the acquisition of Data Base, Old Iron Mountain issued common stock with an aggregate fair value of $46.0 million. During 1999, Old Iron Mountain received net proceeds of $8.2 million in connection with the sale of Arcus Staffing as discussed in Note 9 of Notes to Old Iron Mountain's Consolidated Financial Statements.

    In connection with its acquisition of Data Base, Old Iron Mountain issued 1,476,577 shares of its common stock with a fair value of $46.0 million. Subsequently, all 1,476,577 shares were repurchased for $39.5 million.

    During 1999, total capital expenditures were $98.7 million, of which $23.0 million related to the purchase and construction of real estate. A significant portion of Old Iron Mountain's capital expenditures are related to growth and consist primarily of racking systems, management information systems, new buildings and expansion of storage capacity in existing facilities. Less than 10% of the capital expenditures were expended in order to maintain Old Iron Mountain's then current revenue stream.

    In addition, Old Iron Mountain incurred costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts. In 1999, Old Iron Mountain's additions to customer acquisition costs were $8.1 million.

ACQUISITIONS

    Old Iron Mountain's liquidity and capital resources have been significantly impacted by acquisitions made by Old Iron Mountain.

    Old Iron Mountain has historically financed the cash portion of its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and with the net proceeds of issuances of debt securities and common stock.

    In connection with its acquisition program, Old Iron Mountain has undertaken certain restructurings of the acquired businesses. Formalized restructuring plans for acquisitions are completed within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, Old Iron Mountain established reserves of $4.2 million in 1999 as part of the purchase accounting for its acquisitions. During 1999, Old Iron Mountain expended $4.8 million for restructuring costs. In addition, Old Iron Mountain made $0.5 million of adjustments, which reduced goodwill, as a result of management's finalizing restructuring plans within one year of acquisition. These expenditures consisted primarily of severance costs and costs related to exiting facilities. At December 31, 1999, Old Iron Mountain had a total of
$9.3 million accrued for restructuring costs for all of its then completed acquisitions. See Note 6 to Notes to Old Iron Mountain's Consolidated Financial Statements.

B. PIERCE LEAHY

OVERVIEW

    As with Old Iron Mountain, Pierce Leahy's primary financial objective has been to increase consolidated EBITDA. Pierce Leahy defined EBITDA as earnings before interest, taxes, depreciation and amortization, extraordinary charge, non-recurring charge, special compensation charge, merger-related expenses and foreign currency exchange. Pierce Leahy has benefited from growth in consolidated EBITDA, which has increased from $51.5 million for 1997 to $104.9 million for 1999 (a compound annual growth rate of 42.7%). As with Old Iron Mountain, pursuit of this objective has negatively affected other measures of Pierce Leahy's financial performance, such as consolidated net income and consolidated net income applicable to common shareholders.

    Although Pierce Leahy's operating income has increased over the last three years, net income (loss) has fluctuated as a result of increases in interest expense, goodwill amortization from purchase accounting, income taxes related to the termination of Pierce Leahy's status as a Subchapter S corporation, foreign currency exchange gains and losses and an extraordinary charge related to the early extinguishment of debt due to a refinancing in 1997.

    Pierce Leahy's revenues consist of storage revenues and related service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and accounted for approximately 56% of total revenues for 1999. Service and storage material sales revenues are comprised of charges for related service activities, the sale of storage materials and courier operations. Courier operations primarily consist of the pickup and delivery of records upon customer request. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms. Included in Pierce Leahy's service and storage material sales revenues for 1998 and 1999 are approximately $9 million and $18 million, respectively, of revenues from the marketing literature storage and fulfillment business acquired in May 1998.

    Cost of sales (excluding depreciation and amortization) is comprised mainly of wages and benefits, facility occupancy costs, vehicle and other equipment costs and supplies.

    Selling, general and administrative expenses primarily consist of wages and benefit for management, administrative, marketing and data processing personnel and also include expenses related to travel, communications, data processing expenses, professional fees and office expenses.

    Merger-related expenses in 1999 primarily represent expenses directly related to Pierce Leahy's merger with Old Iron Mountain. These expenses primarily consisted of financial advisor, legal, accounting and consulting fees, SEC filing fees and other transaction costs.

    Pierce Leahy's depreciation and amortization charges result primarily from the capital-intensive nature of its business and its completed acquisitions. The principal components of depreciation relate to racking, buildings and improvements and data processing equipment. Amortization primarily relates to the amortization of intangible assets associated with acquisitions, including goodwill and the amortization of customer acquisition costs. Pierce Leahy has accounted for all of its acquisitions under the purchase method except for two small acquisitions in 1997, which were accounted for under the pooling of interests method. Since the purchase price for records management companies is substantially in excess of the fair market value of their assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does impact reported net income (loss).

    EBITDA is an important financial performance measure in the RIMS industry, both for determining the value of companies within the industry and for defining standards for borrowing from institutional lenders. Pierce Leahy's EBITDA margins were 28.1% for 1997, 29.2% for 1998 and 30.6% for 1999. Pierce Leahy has been able to increase its EBITDA margins through improved overall operating efficiencies and economies of scale and the realization of synergies in connection with its acquisitions. The Company has adopted Old Iron Mountain's accounting policies as its own upon completion of Iron Mountain's merger with Pierce Leahy. If Pierce Leahy had been using Old Iron Mountain's accounting policies, its 1999 EBITDA margin would have been 28.6%.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from Pierce Leahy's consolidated statements of operations, expressed as a percentage of total consolidated revenues.

                                                                        YEAR ENDED DECEMBER 31,
                                                                  ------------------------------------
                                                                    1997          1998          1999
Revenues:                                                         --------      --------      --------
  Storage...................................................        58.8%         56.8%          55.5%
  Service and Storage Material Sales........................        41.2          43.2          44.5
                                                                   -----         -----         -----
    Total Revenues..........................................       100.0         100.0         100.0
  Operating Expenses:
    Cost of Sales (Excluding Depreciation and
      Amortization).........................................        55.5          57.1          56.0
    Selling, General and Administrative.....................        16.4          13.7          13.4
    Merger-Related Expenses.................................          --            --           0.7
    Depreciation and Amortization...........................        11.7          13.2          12.8
    Special Compensation Charge.............................         1.0            --            --
    Foreign Currency Exchange...............................         0.4           2.9          (2.2)
                                                                   -----         -----         -----
      Total Operating Expenses..............................        85.0          86.9          80.7
                                                                   -----         -----         -----
Operating Income............................................        15.0          13.1          19.3
Interest Expense............................................        15.9          15.9          15.3
                                                                   -----         -----         -----
Income (Loss) before Income Taxes and Extraordinary Item....        (0.9)         (2.8)          4.0
Provision for Income Taxes..................................         4.1           1.2           1.8
                                                                   -----         -----         -----
Income (Loss) before Extraordinary Item.....................        (5.0)         (4.0)          2.2
Extraordinary Item--Loss on Early Extinguishment of Debt....         3.3            --            --
Preferred Stock Dividend and Accretion......................          --            --           0.2
                                                                   -----         -----         -----
Net Income (Loss)...........................................        (8.3)%        (4.0)%         2.0%
                                                                   =====         =====         =====
EBITDA......................................................        28.1%         29.2%         30.6%
                                                                   =====         =====         =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Storage revenues increased from $153.5 million in 1998 to $190.1 million in 1999, an increase of $36.6 million or 23.8%. Service and storage material sales revenues increased from $116.8 million in 1998 to $152.2 million in 1999, an increase of $35.4 million, or 30.3%, due in part to a $6.4 million increase in service revenues derived from the marketing literature storage and fulfillment business acquired in May 1998.

    Total revenues increased from $270.3 million in 1998 to $342.3 million in 1999, an increase of $72.0 million or 26.6%. Revenues from acquisitions accounted for $34.4 million, or 12.7%, of such increase. The balance of the revenue growth ($37.6 million) resulted from sales to new customers and from net increases in cubic feet stored from existing customers. This represents a base business revenue growth of 13.9% for the year ended December 31, 1999 as compared to the year ended December 31, 1998.

    Cost of sales (excluding depreciation and amortization) increased from $154.4 million in 1998 to $191.5 million in 1999, an increase of $37.1 million or 24.0%, but decreased as a percentage of total revenues from 57.1% in 1998 to 56.0% in 1999. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The decrease as a percentage of total revenues resulted primarily from increased operating efficiencies from the conversion of previously acquired operations into Pierce Leahy's PLUS system.

    Selling, general and administrative expenses increased from $37.0 million in 1998 to $45.9 million in 1999, an increase of $8.9 million or 24.0%, but decreased as a percentage of total revenues from 13.7% in 1998 to 13.4% in 1999. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff and related training expenses. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies associated with operating in a centralized manner.

    Merger-related expenses of $2.4 million (0.7% of total revenues) were incurred in 1999.

    Depreciation and amortization expenses increased from $35.8 million in 1998 to $43.7 million in 1999, an increase of $7.9 million or 22.0% and decreased as a percentage of total revenues from 13.2% in 1998 to 12.8% in 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to a full year of depreciation and amortization on the 1998 acquisitions and the four acquisitions completed during 1999, to capital expenditures for racking, buildings, improvements to records management facilities and information systems and to customer acquisition costs. The decrease as a percentage of total revenues was attributable to an increase in revenue growth from existing and new customers and from a decrease in acquisitions, which generally have a higher component of depreciation and amortization expense.

    Pierce Leahy had a foreign currency exchange gain for the year ended December 31, 1999 of $7.5 million (2.2% of total revenues) as compared to a loss of $7.9 million (2.9% of total revenues) for the year ended December 31, 1998. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to Pierce Leahy Canada Company's $135.0 million of senior notes due 2008 (the "Pierce Leahy 1998 Notes").

    Interest expense increased from $42.9 million in 1998 to $52.4 million in 1999, an increase of $9.5 million or 22.2%. The increase was primarily attributable to increased indebtedness incurred to finance acquisitions and capital expenditures.

    As a result of the foregoing factors, Pierce Leahy had income before income taxes of $14.0 million (4.1% of revenues) for 1999, as compared to a loss before income taxes of $7.7 million (2.8% of revenues) for 1998.

    Pierce Leahy recorded a provision for income taxes of $6.3 million (or 1.8% of revenues) for 1999 as compared to a provision for income taxes of $3.3 million (or 1.2% of revenues) for 1998.

    Pierce Leahy issued $5 million of the pay-in-kind ("PIK") redeemable preferred stock in March 1999. On November 1, 1999 Pierce Leahy redeemed all of the outstanding redeemable PIK preferred stock. Preferred stock dividends and accretion of $0.8 million relating to the PIK preferred stock were recognized in 1999.

    As a result of the foregoing items, Pierce Leahy had net income applicable to common shareholders of $6.9 million for 1999 as compared to a net loss of $11.0 million for 1998.

    EBITDA increased from $78.9 million in 1998 to $104.9 million in 1999, an increase of $26.0 million or 33.0%, and increased as a percentage of total revenues from 29.2% in 1998 to 30.6% in 1999. The increase as a percentage of total revenues reflected growth in Pierce Leahy's business, economies of scale and increased operating efficiencies.

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

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

    Total revenues increased from $183.5 million in 1997 to $270.3 million in 1998, an increase of $86.8 million or 47.3%. Revenues from acquisitions represented $60.4 million of this increase. The balance of total revenue growth (approximately $26.4 million) resulted from sales to new customers and increases in cubic feet stored from existing customers, a base business revenue growth of approximately 14.4% compared to 1997.

    Cost of sales (excluding depreciation and amortization) increased from $101.9 million in 1997 to $154.4 million in 1998, an increase of $52.5 million or 51.5%, and increased as a percentage of total revenues from 55.5% in 1997 to 57.1% in 1998. The increase in dollars resulted primarily from an additional number of employees and an increase in facility occupancy costs resulting from the growth in cubic feet stored from existing customers and acquisitions. The increase as a percentage of total revenues resulted primarily from increased cost of sales from acquisitions not yet integrated into Pierce Leahy's PLUS system.

    Selling, general and administrative expenses increased from $30.1 million in 1997 to $37.0 million in 1998, an increase of $6.9 million or 23.0%, but decreased as a percentage of total revenues from 16.4% in 1997 to 13.7% in 1998. The dollar increase was primarily attributable to increases in staffing, including increases in sales personnel and administrative staff. The decrease as a percentage of total revenues was attributable to economies realized from administrative efficiencies associated with operating in a centralized manner.

    Depreciation and amortization expenses increased from $21.5 million in 1997 to $35.8 million in 1998, an increase of $14.3 million or 66.2%, and increased as a percentage of total revenues from 11.7% in 1997 to 13.2% in 1998. This increase in both dollars and percentage of total revenues was primarily attributable to the additional depreciation and amortization expense related to the 16 acquisitions completed during 1998, to capital expenditures for racking, buildings, improvements to record management facilities and information systems, and to customer acquisition costs.

    A special compensation charge of $1.8 million was recorded during 1997. This charge relates to the write-off of unamortized compensation expense due to the acceleration of the vesting of stock options granted on January 1, 1997 in conjunction with Pierce Leahy's initial public offering of common stock.

    Pierce Leahy had a foreign currency exchange loss for the year ended December 31, 1998 of $7.9 million (2.9% of total revenues) as compared to a loss of $0.7 million (0.4% of total revenues) for the year ended December 31, 1997. The change in the foreign currency exchange is primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the Pierce Leahy 1998 Notes.

    Interest expense increased from $29.3 million in 1997 to $42.9 million in 1998, an increase of $13.6 million or 46.5%. The increase was primarily attributable to increased indebtedness related to financing acquisitions and capital expenditures.

    As a result of the foregoing factors, Pierce Leahy had a loss before income taxes and extraordinary charge of $7.7 million (2.8% of revenues) for 1998, as compared to a loss before income taxes and extraordinary charge of $1.7 million (0.9% of revenues) for 1997.

    Pierce Leahy recorded an extraordinary charge of $6.0 million (3.3% of total revenues) in 1997 which related to the early extinguishment of debt as a result of refinancing and expanding its existing credit agreement in 1997. The
$6.0 million extraordinary charge is net of a tax benefit of $4.0 million.

    Pierce Leahy recorded a provision for income taxes of $7.4 million (or 4.1% of revenues) for 1997 and a provision for income taxes of $3.3 million (or 1.2% of revenues) for 1998. For 1997, these taxes were comprised of the tax effect from the termination of Pierce Leahy's Subchapter S corporation status
($6.6 million) and the provision for the results of operations after the termination of its status as an S corporation on July 1, 1997 ($0.8 million).

    As a result of the foregoing items, Pierce Leahy had a net loss of $11.0 million for 1998, as compared to a net loss of $15.2 million for 1997.

    EBITDA increased from $51.5 million in 1997 to $78.9 million in 1998, an increase of $27.4 million or 53.1% and increased as a percentage of total revenues from 28.1% in 1997 to 29.2% in 1998. The increase as a percentage of the total revenues reflected growth in Pierce Leahy's business, economies of scale and increased operating efficiencies.

RECENT CONSOLIDATED QUARTERLY FINANCIAL DATA

    The following table sets forth, for the quarterly periods indicated, information derived from Pierce Leahy's consolidated statements of operations. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of normal recurring accruals) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.

                                                                          THREE MONTHS ENDED
                                         -------------------------------------------------------------------------------------
                                                           1998                                        1999
                                         -----------------------------------------   -----------------------------------------
                                         MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                                         --------   --------   --------   --------   --------   --------   --------   --------
                                                                            (IN THOUSANDS)
Revenues:
  Storage..............................  $33,214    $37,183    $40,820    $42,316    $44,174    $46,921    $48,761    $50,239
  Service and, Storage Material
    Sales..............................   23,076     26,963     33,777     32,951     36,020     38,608     39,275     38,264
                                         -------    -------    -------    -------    -------    -------    -------    -------
  Total Revenues.......................   56,290     64,146     74,597     75,267     80,194     85,529     88,036     88,503
Operating Expenses:
  Cost of Sales (Excluding Depreciation
    and Amortization)..................   32,915     36,279     41,961     43,280     45,595     48,261     49,573     48,081
Selling, General and Administrative....    8,774      8,856      9,882      9,482     10,578     11,562     11,423     12,293
Depreciation and Amortization..........    7,219      8,577      9,385     10,591      9,943     11,253     10,888     11,571
Merger-Related Expenses................       --         --         --         --         --         --         --      2,361
Foreign Currency Exchange..............      (62)     3,724      4,246         (1)    (1,815)    (3,150)      (540)    (1,968)
                                         -------    -------    -------    -------    -------    -------    -------    -------
  Total Operating Expenses.............   48,846     57,436     65,474     63,352     64,301     67,926     71,344     72,338
                                         -------    -------    -------    -------    -------    -------    -------    -------
Operating Income.......................  $ 7,444    $ 6,710    $ 9,123    $11,915    $15,893    $17,603    $16,692    $16,165
                                         =======    =======    =======    =======    =======    =======    =======    =======
EBITDA.................................  $14,601    $19,011    $22,754    $22,505    $24,021    $25,706    $27,040    $28,129
                                         =======    =======    =======    =======    =======    =======    =======    =======

LIQUIDITY AND CAPITAL RESOURCES

SOURCES OF FUNDS

    Net cash provided by financing activities was $47.6 million for the year ended December 31, 1999, consisting primarily of $112.3 million of borrowings under Pierce Leahy's credit facility, $6.9 million of proceeds from the issuance of long-term debt and $4.6 million of proceeds from the issuance of the redeemable PIK preferred stock, offset by payments of $64.6 million on borrowings under the credit facility, payments of $5.3 million on long-term debt, payments of $5.0 million on the redeemable PIK preferred stock and payments of $1.2 million for debt financing costs.

    In December 1999, Pierce Leahy amended the U.S. portion of its credit facility to provide an increase in the amount available for borrowing from $175 million to $195 million; all other material terms and conditions remained the same.

    Pierce Leahy's credit facility contained a number of financial and other covenants restricting its ability to incur additional indebtedness and make certain types of expenditures. Covenants in the indentures governing Pierce Leahy's and Pierce Leahy Canada Company's notes also restrict borrowings under its credit facility. As of December 31, 1999, $165.7 million was outstanding under its credit facility and an additional $17.3 million of the credit facility was reserved to secure the issuance of letters of credit to guarantee the seller notes issued in conjunction with the Datavault Limited acquisition. The effective interest rate on the credit facility, as of December 31, 1999, was approximately 9.1%. Pierce Leahy's credit facility was terminated and paid in full upon the acquisition of Pierce Leahy by Old Iron Mountain on February 1, 2000.

    As of December 31, 1999, the annual maturities of Pierce Leahy's indebtedness for the years ending December 31, 2000, 2001, 2002, 2003 and 2004 were $22.8 million, $3.2 million, $33.6 million, $63.4 million and $75.0, respectively. See Note 3 of Pierce Leahy's Notes to Consolidated Financial Statements.

    Net cash provided by operating activities was $38.5 million and $51.2 million for 1998 and 1999, respectively. The $12.7 million increase from 1998 to 1999 primarily resulted from the $26.0 million increase in EBITDA and an increase in working capital of $2.1 million, offset by an increase in cash paid for interest of $12.7 million, unfavorable foreign currency cash translations of $2.3 million and the payment of merger-related expenses of $2.4 million.

    At December 31, 1999, Pierce Leahy had estimated net operating loss carryforwards of approximately $20.4 million for federal and state income tax purposes. In addition, Pierce Leahy had an additional $8.3 million of foreign net operating loss carryforwards. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. See Note 5 of Notes to Pierce Leahy's Consolidated Financial Statements.

CAPITAL INVESTMENTS

    As Pierce Leahy has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions, (ii) the purchase and construction of real estate, (iii) other capital expenditures and
(iv) customer acquisition costs. These investments were primarily funded through cash flows from operations and borrowings under Pierce Leahy's credit facility.

    In 1999, Pierce Leahy completed four acquisitions for an aggregate purchase price of approximately $42.2 million, consisting of $23.3 million in net cash and $18.9 million in seller notes. The most significant of these acquisitions was Datavault Limited, a U.K. based RIMS company with operations in seven markets throughout England and Scotland. This acquisition was financed by borrowings under Pierce Leahy's credit facility and the issuance of seller notes.

    Total 1999 capital expenditures were $57.5 million, of which $7.7 million related to the purchase and construction of real estate. A significant portion of Pierce Leahy's capital expenditures are related to growth and consist primarily of racking systems, management information systems, new buildings and expansion of storage capacity in existing facilities. Pierce Leahy's data processing capital expenditures are also largely related to growth. Less than 10% of the capital expenditures were expended in order to maintain Pierce Leahy's then current revenue stream.

    Additions to customer acquisition costs in 1999 were $17.4 million. Customer acquisition costs consist primarily of sales commissions and move-in costs. Customer acquisition costs are capitalized and amortized over six years, which is the average initial contract term of new customer accounts.

ACQUISITIONS

    In connection with its acquisition program, Pierce Leahy has undertaken certain restructurings of the acquired businesses. Formalized restructuring plans for acquisitions are completed within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, Pierce Leahy established reserves of $1.5 million in 1999, as part of the purchase accounting for its 1999 acquisitions. During 1999, Pierce Leahy expended $0.9 million for restructuring costs. These expenditures consisted primarily of severance costs and costs related to exiting facilities. At December 31, 1999, Pierce Leahy had a total of $2.4 million accrued for restructuring costs for all of its then completed acquisitions. See Note 12 to Notes to Pierce Leahy's Consolidated Financial Statements.

C. THE COMPANY

LIQUIDITY AND CAPITAL RESOURCES

RECENT FINANCINGS AND SOURCES OF FUNDS

    Effective February 1, 2000, Old Iron Mountain amended and restated the Credit Agreement (the "Amended Credit Agreement") to repay Pierce Leahy's credit facility, to increase the aggregate principal amount available to $400.0 million and to include the ability to borrow in certain foreign currencies. The facility matures on January 27, 2005. Interest on borrowings under the Amended Credit Agreement will be paid at the Company's choice of four different variable interest rates. Restrictive covenants under the Amended Credit Agreement are similar to those contained in the Credit Agreement. See
Note 4 of Notes to Old Iron Mountain's Consolidated Financial Statements.

    As of March 1, 2000, the Company had outstanding borrowings of approximately $201 million under the Amended Credit Agreement, which were used to fund, among other things, the repayment of Pierce Leahy's revolving credit facility, the purchase price of recent acquisitions, general corporate expenses and merger costs.

    As of March 1, 2000, the Company had approximately $1.2 billion of total debt, of which $1.0 billion had fixed interest rates and $0.2 billion had variable interest rates.

CAPITAL INVESTMENTS

    Given its acquisition strategy, the Company's liquidity and capital resources may be significantly impacted for the foreseeable future. The Company's future interest expense may increase significantly as a result of the additional indebtedness it may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Amended Credit Agreement or other credit facilities, or the future issuance of debt securities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as debt to equity, EBITDA to debt and EBITDA to interest expense.

    From January 1, 2000 through the date of its merger with Pierce Leahy, Old Iron Mountain acquired one additional business (excluding the acquisition of Pierce Leahy), and from February 1, 2000 through March 1, 2000, the Company acquired one additional business. The total cost of these two acquisitions was $11.7 million in cash.

    The Company expects to record reserves for the acquisitions completed between January 1, 2000 and March 1, 2000 and is currently evaluating its restructuring plans. The Company will continue to re-evaluate its restructuring plans regarding these acquisitions, as well as those made by Old Iron Mountain and Pierce Leahy during 1999, during the year following their consummation.

    On February 1, 2000, Old Iron Mountain completed the acquisition of Pierce Leahy in a stock-for-stock merger valued at approximately $1.1 billion. Because immediately after the merger Old Iron Mountain stockholders owned approximately 65% of the Company's outstanding Common Stock, the acquisition will be accounted for as a reverse acquisition, with Old Iron Mountain treated as the acquirer. The total consideration for this transaction was comprised of:
(i) 18.8 million shares of the Company's Common Stock with a fair value of approximately $444 million; (ii) options to acquire approximately 1.5 million shares of the Company's Common Stock with a fair value of approximately
$25 million; (iii) assumed Pierce Leahy debt with a fair value of approximately $579 million; and (iv) approximately $4 million of capitalized transaction costs. The acquisition will be accounted for under the purchase method.

    On February 18, 2000, the Company entered into an agreement with DSC and Suddath Van Lines, Inc. to acquire substantially all of the assets of DSC, as a result of which the Company will acquire the RIMS business of DSC, and will also lease or sublease from DSC, or assume DSC's leases with regard to, certain related real estate. At closing, the Company will pay aggregate consideration of approximately $54 million in cash in connection with the DSC acquisition, including payments to certain officers as consideration for non-competition covenants. The closing of the DSC acquisition is subject to customary conditions and is expected to occur in the second quarter of 2000, although no assurance can be given that it will be completed. The acquisition will be funded with borrowings under the Amended Credit Agreement.

    The Company currently estimates that its capital expenditures (other than capital expenditures related to future acquisitions, which cannot be presently estimated) for 2000 will be approximately $160 million. The Company expects to fund these expenditures with cash flows from operations and borrowings under the Amended Credit Agreement.

    The Company has begun to assess opportunities in the digital storage business driven by e-commerce and facilitated by the Internet. Services associated with this business would expand the Company's range of services into the use of the Internet to facilitate the backup and storage of customer data. The Company is in the early stages of exploring these new business opportunities, and anticipates investing approximately $10 million to $20 million over the next two years to further develop these opportunities. The Company intends to fund this effort with cash flows from operations and borrowings under the Amended Credit Agreement.

PIERCE LEAHY/OLD IRON MOUNTAIN INTEGRATION

    The Company is currently in the process of integrating the operations and headquarters functions of Old Iron Mountain and Pierce Leahy on a "best practices" basis. This process includes the planning, development and execution of an integration plan. During fiscal years 2000 and 2001, the Company expects to integrate overhead and support functions and to begin combining field operations, with the goal of full integration within three years after the merger. Management's current estimate is that the expenditures to integrate the two companies, the majority of which will be incurred over the next two years, will total approximately $15 million. These costs will consist primarily of severance and relocation of employees, transition bonuses, consultants' fees, reimaging expenses and system conversion costs. The accounting treatment will vary based on the nature of the expenses and will be finalized as the integration plans are completed. The Company expects to take a restructuring charge of not more than $5 million during fiscal year 2000 related to the merger. As a result of the integration effort, management expects that the Company will realize an estimated $15 million in annual operating cost savings within three years after the merger. These cost savings will primarily result from the elimination of redundant corporate expenses and more efficient operations and utilization of real estate. The Company intends to fund the integration effort with cash flows from operations and borrowings under the Amended Credit Agreement.

FUTURE CAPITAL NEEDS

    The Company's primary financial objective continues to be to increase consolidated EBITDA, which is a source of funds for investment in continued internal growth and growth through acquisitions and to service indebtedness. The Company's ability to generate sufficient cash to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with borrowings from existing and possible future debt financings will be sufficient for the foreseeable future to meet debt service requirements and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

SEASONALITY

    Historically, the Company's businesses have not been subject to seasonality in any material respect.

INFLATION

    Certain of the Company's expenses, such as wages and benefits, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although the Company to date has been able to offset inflationary cost increases through increased operating efficiencies and the negotiation of favorable long-term real estate leases, the Company cannot assure that it will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage or service charges.

FOREIGN CURRENCY EXCHANGE RATES

    The Company generally views its investment in foreign businesses with a functional currency other than the Company's reporting currency as long-term. These investments are sensitive to fluctuations in foreign currency exchange rates. The functional currencies of the Company's foreign subsidiaries are principally denominated in Canadian dollars, British pounds sterling, French francs, Spanish pesetas and Mexican pesos. The effect of a change in foreign exchange rates on the Company's net investment in foreign subsidiaries is reflected in the "Accumulated other comprehensive items" component of shareholders' equity. A 10% depreciation in year-end 1999 functional currencies, relative to the U.S. dollar, would result in a $4.2 million reduction in stockholders' equity of Old Iron Mountain, and a $1.3 million reduction in shareholders' equity of Pierce Leahy.

YEAR 2000 IMPACT

    As of the date of this report, the Company has completed its year 2000 initiatives which included: (i) testing and upgrading its operational systems and facilities; (ii) assessing the year 2000 readiness of its key suppliers, vendors and customers; and (iii) developing contingency plans.

    As a result of completing these initiatives, the Company believes that all of its operational systems and critical non-information technology systems are year 2000 compliant. In addition, the Company is not aware of any significant supplier or vendor that has experienced material disruption due to year 2000 issues. The Company has also developed a contingency plan to allow its primary business operations to continue despite disruptions due to year 2000 problems, if any, that might yet arise in the future.

    While to date the Company has not experienced any negative consequences arising from year 2000 issues, there can be no assurance that in the future the Company's business operations or financial condition may not be impacted by year 2000 problems.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    The Company does not hold any derivative financial instruments or derivative commodity instruments. Old Iron Mountain's investment in Iron Mountain Europe, which was financed with British pounds, as described in Note 2 to Old Iron Mountain's Notes to Consolidated Financial Statements, and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation.

    One of the Company's Canadian subsidiaries, Pierce Leahy Canada Company, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in Pierce Leahy's consolidated statements of operations.

    The Company engages neither in speculative nor derivative trading activities. As of December 31, 1999, Old Iron Mountain had approximately
$43 million of debt outstanding with a weighted average variable interest rate of 5.69% and approximately $570 million of fixed rate debt outstanding, while Pierce

Leahy had approximately $166 million of debt outstanding with a weighted average variable interest rate of 7.99% and approximately $421 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1%, such increase would have had a negative impact on Old Iron Mountain's net income for the year ended December 31, 1999 of approximately $683,000 and on Pierce Leahy's net income for the year ended December 31, 1999 of approximately $1.5 million. See Note 4 to Notes to Old Iron Mountain's Consolidated Financial Statements for a discussion of Old Iron Mountain's long-term indebtedness, including the fair values of such indebtedness as of December 31, 1999 and
Note 3 to Notes to Pierce Leahy's Consolidated Financial Statements for a discussion of Pierce Leahy's long-term indebtedness, including the fair values of such indebtedness as of December 31, 1999.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Directors and executive officers of the Company are as follows (all information is as of March 30, 2000):

          NAMES OF DIRECTORS AND
            EXECUTIVE OFFICERS                AGE                       POSITION
------------------------------------------  --------   ------------------------------------------
C. Richard Reese(1).......................     54      Chairman of the Board of Directors and
                                                       Chief Executive Officer
J. Peter Pierce(1)........................     54      President and Director
David S. Wendell..........................     46      Senior Vice President
John F. Kenny, Jr.........................     42      Executive Vice President, Chief Financial
                                                       Officer and Director
Harold E. Ebbighausen.....................     45      President of Arcus Data Security, Inc.
Clarke H. Bailey(1)(3)....................     45      Director
Constantin R. Boden(2)(3).................     63      Director
Kent P. Dauten(2).........................     44      Director
Eugene B. Doggett.........................     63      Director
B. Thomas Golisano........................     58      Director
Arthur D. Little(2)(3)....................     56      Director
Howard D. Ross............................     48      Director
Vincent J. Ryan(1)(3).....................     64      Director

------------------------------

(1) Member of the Executive Committee; Mr. Ryan is the Chairman of the Executive Committee.

(2) Member of the Audit Committee; Mr. Boden is the Chairman of the Audit Committee.

(3) Member of the Compensation Committee; Mr. Little is the Chairman of the Compensation Committee.

    The Company Board currently consists of 11 Directors. There are three classes of Directors who serve for three year terms and are elected on a staggered basis, one class of Directors standing for election each year. Directors of each class hold office until the third annual meeting of the shareholders of the Company following their election or until their successors are elected and qualified. Mr. Wendell was elected a Director of the Company upon the closing of the merger of Old Iron Mountain and Pierce Leahy. He subsequently resigned, and Mr. Kenny was elected a Director by the Company Board to serve out Mr. Wendell's term.

    The executive officers were elected following the merger of Old Iron Mountain and Pierce Leahy as of February 1, 2000. All executive officers hold office at the discretion of the Company Board until the first meeting of the Company Board following the next annual meeting of shareholders and until their successors are chosen and qualified.

DIRECTORS AND EXECUTIVE OFFICERS

    C. RICHARD REESE is the Chairman of the Company Board and Chief Executive Officer of the Company, positions he has held since February 2000. Prior to the merger with Pierce Leahy, Mr. Reese had been the Chairman of the Old Iron Mountain Board of Directors since November 1995, a Director of Old Iron Mountain since 1990 and the Chief Executive Officer of Old Iron Mountain since 1981.
Mr. Reese was also the President of Old Iron Mountain from 1981 until
November 1985. Mr. Reese is a member of the investment committee of Schooner Capital LLC ("Schooner"), a shareholder of the Company. Prior to joining Old Iron Mountain, Mr. Reese lectured at Harvard Business School in "Entrepreneurship" and provided consulting services to small- and medium-sized emerging enterprises. Mr. Reese has also served as the President and a Director of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

    J. PETER PIERCE is the President and a Director of the Company, positions he has held since February 2000. Prior to the merger, Mr. Pierce had been the President and Chief Executive Officer of Pierce Leahy since 1995, and a Director of Pierce Leahy since the early 1970s. From 1984 to 1995, Mr. Pierce was the President and the Chief Operating Officer of Pierce Leahy. Prior to 1984, he served in various other capacities with Pierce Leahy, including as Vice President of Operations, General Manager of Connecticut, New York and New Jersey, and Sales Executive. Mr. Pierce attended the University of Pennsylvania and served in the United States Marine Corps.

    DAVID S. WENDELL is a Senior Vice President of the Company, a position he has held since February 2000. He was also a Director of the Company from the date of the merger until his resignation on February 28, 2000. Prior to the merger, he had been the President and Chief Operating Officer and a Director of Old Iron Mountain since November 1995. After practicing law with Brown & Wood, Mr. Wendell joined Old Iron Mountain in 1984, where he served in a variety of positions. Prior to November 1995, he was Executive Vice President, Atlantic Area, and prior to 1991, he was Vice President, New England Region. Mr. Wendell holds a Master of Business Administration degree from Harvard Business School and a Juris Doctor degree from the University of Virginia.

    JOHN F. KENNY, JR. is the Executive Vice President and the Chief Financial Officer of the Company, positions he has held since February 2000. He was also recently appointed as a Director of the Company to fill the vacancy created by the resignation of Mr. Wendell. Prior to the merger, he had been the Executive Vice President and the Chief Financial Officer of Old Iron Mountain since
May 1997. Mr. Kenny joined Old Iron Mountain in 1991 and held a number of operating positions before assuming the position of Vice President of Corporate Development in 1995. Prior to 1991, Mr. Kenny was a Vice President of CS First Boston Merchant Bank, New York, with responsibility for risk capital investments. Mr. Kenny has also served as a Director and the Treasurer of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

    HAROLD E. EBBIGHAUSEN is the President of Arcus Data Security, Inc., a subsidiary of the Company, a position he has held since July 1998.
Mr. Ebbighausen was an Executive Vice President of Old Iron Mountain from
July 1997 until July 1998 and a Vice President of Data Security Services of Old Iron Mountain from September 1996 through June 1997. Prior to joining Old Iron Mountain, Mr. Ebbighausen was Vice President of Data Management Services with INSCI Corporation, a software provider for computer output and data storage solutions to optical and CD technology. Previously, he held a number of field management positions with Anacomp, Inc., a service bureau provider in the micrographics industry.

    CLARKE H. BAILEY is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since January 1998. He is Co-Chairman and a Director of Hudson River Capital LLC, a private equity firm, and Chairman, Chief Executive Officer and a Director of National Fulfillment, Inc., a private company. Mr. Bailey was the Chairman and Chief Executive Officer of each of Arcus Group, United Acquisition Company and Arcus Technology Services, Inc. from 1995 until their acquisition by Old Iron Mountain in January 1998. He is a Director of Connectivity
Technologies Inc., Swiss Army Brands, Inc. and SWWT, Inc. (formerly known as Sweetwater, Inc.). Mr. Bailey also serves as Chairman and a Director of Glenayre Technologies, Inc. (formerly N-W Group, Inc.), a manufacturing company in the telecommunications industry. He holds a Master of Business Administration degree from The Wharton School, University of Pennsylvania.

    CONSTANTIN R. BODEN is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since December 1990. Mr. Boden is the principal of Boden Partners LLC and chairman of the advisory board of Boston Capital Ventures, a risk capital concern. For 34 years, until January 1995, Mr. Boden was employed by The First National Bank of Boston, most recently as Executive Vice President, International Banking. He holds a Master of Business Administration degree from Harvard Business School.

    KENT P. DAUTEN is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since November 1997. He also serves as President of

Keystone Capital, Inc., a management and consulting advisory service firm, a position he has held since March 1994. In February 1995, Mr. Dauten founded HIMSCORP, Inc. (d/b/a Records Masters) and served as its President until its acquisition by Old Iron Mountain in November 1997. Mr. Dauten currently serves as a Director of Health Management Associates, Inc., a hospital management firm, and is a Trustee of ElderTrust, a healthcare real estate investment trust.
Mr. Dauten holds a Master of Business Administration degree from Harvard Business School.

    EUGENE B. DOGGETT is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since 1990. From 1987 until May 1997, Mr. Doggett was the Chief Financial Officer of Old Iron Mountain, and from 1990 until May 1998, Mr. Doggett was an Executive Vice President of Old Iron Mountain. Mr. Doggett is also a Director of Mac-Gray Corporation, a publicly held supplier of card and coin-operated laundry services in multiple housing facilities. Prior to joining Old Iron Mountain, he had extensive experience in commercial and investment banking, as well as financial and general management experience at senior levels. He holds a Master of Business Administration degree from Harvard Business School.

    B. THOMAS GOLISANO is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since June 1997. Mr. Golisano was Chairman of Safesite Records Management Corporation until its acquisition by Old Iron Mountain in June 1997. He founded Paychex Inc., a publicly held, national payroll service company, in 1971 and serves as its Chairman, President and Chief Executive Officer.
Mr. Golisano serves on the Board of Trustees of Rochester Institute of Technology and on the boards of several privately held companies. He has also served on the boards of numerous non-profit organizations and is the founder of the B. Thomas Golisano Foundation.

    ARTHUR D. LITTLE is a Director of the Company, a position he has held since February 2000. Prior to the merger, he had been a Director of Old Iron Mountain since November 1995. Mr. Little is a principal of The Little Investment Company, which he founded in 1992. Prior to that, he was Managing Director of and also a partner in Narragansett Capital, Inc., a private investment firm. He holds a Bachelor of Arts degree in history from Stanford University.

    HOWARD D. ROSS is a Director of the Company, a position he has held since February 2000. In 1999, Mr. Ross was involved in the formation, and is currently a partner, of LLR Equity Partners, L.P., a venture capital fund. From 1984 to October 1999, he was a partner at Arthur Andersen LLP. He is also a Director of Premier Research Worldwide, Ltd., a provider of clinical testing and software services primarily to the pharmaceutical industry. Mr. Ross holds a Bachelor of Science degree in economics from The Wharton School, University of Pennsylvania, and is a certified public accountant.

    VINCENT J. RYAN is a Director of the Company, a position he has held since February 2000. Prior to the merger, Mr. Ryan had been a Director of Old Iron Mountain for over ten years. Mr. Ryan is the founder of Schooner and has served as the Chairman and Chief Executive Officer of Schooner since 1971. Prior to November 1995, Mr. Ryan served as Chairman of the Old Iron Mountain Board of Directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers and Directors, and persons who own more than ten percent of a registered class of the Company's equity securities, must file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such executive officers, Directors and ten percent shareholders are also required by Commission rules to furnish to the Company copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended
December 31, 1999, the executive officers, Directors and ten percent shareholders of both Old Iron Mountain and Pierce Leahy complied with all
Section 16(a) filing requirements applicable to such persons.

ITEM 11. EXECUTIVE COMPENSATION.

A. OLD IRON MOUNTAIN

    The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other four most highly compensated executive officers of Old Iron Mountain measured as of December 31, 1999 (the "Old Iron Mountain Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                           LONG-TERM
                                                                          COMPENSATION
                                                                          ------------
                                                                           NUMBER OF
                                                    ANNUAL COMPENSATION      SHARES
                                                    -------------------    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION                YEAR      SALARY     BONUS       OPTIONS      COMPENSATION(1)
---------------------------              --------   --------   --------   ------------   ---------------
C. Richard Reese.......................    1999     $358,000   $250,000            0          $3,200
  Chairman of the Board and                1998     $308,538   $190,000            0          $4,000
    Chief Executive Officer                1997     $298,381   $200,000            0          $4,000

David S. Wendell(2)....................    1999     $243,800   $171,000            0          $3,200
  President and Chief                      1998     $224,981   $138,588            0          $4,000
    Operating Officer                      1997     $221,723   $150,000       47,244          $4,000

John F. Kenny, Jr......................    1999     $218,300   $153,000       26,765          $3,200
  Executive Vice President and             1998     $192,788   $135,000            0          $2,400
    Chief Financial Officer                1997     $166,723   $150,000      158,268          $2,400

Harold E. Ebbighausen..................    1999     $193,300   $ 80,000       35,690          $3,200
  President of Arcus Data                  1998     $148,269   $110,000            0          $2,400
    Security, Inc.                         1997     $128,213   $ 49,365       16,536          $    0

Robert P. Swift(3).....................    1999     $160,268   $ 64,107       11,895          $2,870
  Executive Vice President                 1998     $150,750   $ 30,150            0          $5,000
                                           1997     $145,542   $ 54,991            0          $4,000

------------------------------

(1) Reflects Old Iron Mountain's matching contribution to The Iron Mountain Companies 401(k) Plan for each individual. Amounts shown for 1999 are estimated maximum contributions; the actual contributions have not yet been calculated.

(2) Mr. Wendell is currently the Senior Vice President of the Company.

(3) Following the merger of Old Iron Mountain and Pierce Leahy, Mr. Swift is no longer classified as an executive officer of the Company.

    The following table sets forth certain information concerning the grant of options to purchase Old Iron Mountain common stock to the Old Iron Mountain Named Executive Officers during the year ended December 31, 1999.

                             OPTION GRANTS IN 1999

                                                                                                POTENTIAL REALIZABLE
                                                                                                  VALUE AT ASSUMED
                                                         PERCENT                                ANNUAL RATES OF STOCK
                                                         OF TOTAL                                   APPRECIATION
                                    NUMBER OF            OPTIONS                                         FOR
                                    SECURITIES          GRANTED TO      EXERCISE                   OPTION TERM(1)
           NAME AND             UNDERLYING OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   ---------------------
      PRINCIPAL POSITION             GRANTED         FISCAL YEAR 1999    ($/SH)       DATE         5%         10%
------------------------------  ------------------   ----------------   --------   ----------   --------   ----------
John F. Kenny, Jr.............        26,765               6.18%        $33.625    9/12/2009    $565,988   $1,434,325
  Executive Vice President and
    Chief Financial Officer
Harold E. Ebbighausen.........        35,690               8.24%        $33.625    9/12/2009    $754,722   $1,912,612
  President of Arcus
    Data Security, Inc.
Robert P. Swift(2)............        11,895               2.75%        $33.625    9/12/2009    $251,539   $  637,448
  Executive Vice President

--------------------------

(1) Potential Realizable Value is based on the assumed growth rates for an assumed ten-year option term. Five percent annual growth results in a common stock price per share of $54.77, and ten percent annual growth results in a common stock price per share of $87.21, respectively, for such term. The actual value, if any, an executive may realize will depend on the excess of the market price of the common stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the amounts reflected in this table.

(2) Following the merger of Old Iron Mountain and Pierce Leahy, Mr. Swift is no longer classified as an executive officer of the Company.

    The following table sets forth certain information with respect to stock options during the year ended December 31, 1999 exercised by, and the unexercised options to purchase common stock held by, the Old Iron Mountain Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                              VALUE OF UNEXERCISED IN-
                                                                  NUMBER OF UNEXERCISED              THE-MONEY-
                                                                       OPTIONS AT                    OPTIONS AT
                                                                  DECEMBER 31, 1999(1)            DECEMBER 31, 1999
NAME AND PRINCIPAL                SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
POSITION                            ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
------------------                ---------------   --------   -----------   -------------   -----------   -------------
David S. Wendell(2).............       1,200        $24,825      211,444         73,631      $6,536,461      $1,766,883
  President and Chief
    Operating Officer
John F. Kenny, Jr...............           0             $0      155,453        155,693      $3,885,510      $2,766,105
  Executive Vice President,
    Chief Financial Officer
Harold E. Ebbighausen...........           0             $0       18,764         53,712      $  338,139      $  498,831
  President of Arcus
    Data Security Inc.
Robert P. Swift(3)..............           0             $0       49,700         25,753      $1,576,424      $  449,462
  Executive Vice President

------------------------------

(1) Based on a year-end value of $38.59375 per share, less the exercise price.

(2) Mr. Wendell is currently the Senior Vice President of the Company.

(3) Following the merger of Old Iron Mountain and Pierce Leahy, Mr. Swift is no longer classified as an executive officer of the Company.

B. PIERCE LEAHY

    The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other five most highly compensated executive officers of Pierce Leahy measured as of December 31, 1999 (the "Pierce Leahy Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                          LONG-TERM
                                                                         COMPENSATION
                                             ANNUAL COMPENSATION      ------------------
                                             -------------------       NUMBER OF SHARES       ALL OTHER
NAME AND PRINCIPAL POSITION         YEAR      SALARY     BONUS        UNDERLYING OPTIONS   COMPENSATION(1)
---------------------------       --------   --------   --------      ------------------   ---------------
J. Peter Pierce.................    1999     $267,981   $192,500                 0              $2,587(1)
  President and Chief               1998     $250,000   $110,000                 0              $5,744(1)
    Executive Officer               1997     $250,000   $ 87,760                 0              $7,122(1)

Ross M. Engelman................    1999     $144,385   $ 82,500             5,500              $2,074(2)
  Vice President                    1998     $130,000   $ 60,000                 0              $4,149(2)
    Operations-South                1997     $130,000   $ 45,635            34,750              $5,212(2)

J. Michael Gold.................    1999     $144,385   $ 82,500             5,500              $2,086(3)
  Vice President                    1998     $130,000   $ 60,000                 0              $4,153(3)
    Operations-Northeast            1997     $130,000   $ 45,635            34,750              $3,890(3)

Douglas B. Huntley..............    1999     $144,385   $ 82,500             5,500              $2,074(4)
  Vice President and                1998     $130,000   $ 60,000                 0              $4,153(4)
    Chief Financial Officer         1997     $130,000   $ 45,635            34,750              $5,442(4)

Joseph A. Nezi..................    1999     $144,385   $134,500(5)          5,500              $2,529(6)
  Vice President                    1998     $130,000   $112,000(5)         24,750              $3,667(6)
    Sales & Marketing               1997     $130,000   $ 97,635(5)              0              $6,385(6)

Christopher J. Williams.........    1999     $144,385   $ 82,500             5,500              $2,086(7)
  Vice President                    1998     $130,000   $ 60,000                 0              $4,244(7)
    Operations-West                 1997     $130,000   $ 45,635            34,750              $5,442(7)

------------------------------

(1) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $2,400 and $2,250 representing an employer match under the Pierce Leahy Corp. Profit Sharing/401(k) Plan (the "Pierce Leahy 401(k) Plan"), and $621, $1,659 and $1,872 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Pierce. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $3,000 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution to the Pierce Leahy 401(k) Plan with respect to 1999, but the amount of such contribution has not yet been determined.

(2) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $2,296 and $2,245 representing an employer match under the Pierce Leahy 401(k) Plan, and $108, $168 and $158 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Engelman. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $2,809 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution with respect to 1999, but the amount of such contribution has not yet been determined.

(3) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $2,302 and $900 representing an employer match under the Pierce Leahy 401(k) Plan, and $120, $166 and $192 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Gold. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $2,798 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution with respect to 1999, but the amount of such contribution has not yet been determined.

(4) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $2,302 and $2,250 representing an employer match under the Pierce Leahy 401(k) Plan, and $108, $166 and $192 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Huntley. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $3,000 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution with respect to 1999, but the amount of such contribution has not yet been determined.

(5) Includes $52,000, $52,000 and $52,000 paid as commissions in 1999, 1998 and
    1997, respectively.

(6) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $957 and $2,250 representing an employer match under the Pierce Leahy 401(k) Plan, and $563, $1,025 and $1,135 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Nezi. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $3,000 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution with respect to 1999, but the amount of such contribution has not yet been determined.

(7) Included in such amounts for 1999, 1998 and 1997, respectively, are $1,966, $2,302 and $2,250 representing an employer match under the Pierce Leahy 401(k) Plan, and $120, $257 and $192 in net premiums for a guaranteed term life insurance policy on behalf of Mr. Williams. In addition, included in such amounts for 1998 and 1997, respectively, are $1,685 and $3,000 representing profit sharing contributions made by Pierce Leahy to the Pierce Leahy 401(k) Plan. The Company anticipates that it will make a profit sharing contribution with respect to 1999, but the amount of such contribution has not yet been determined.

    The following table sets forth certain information concerning the grant of options to purchase Pierce Leahy common stock to the Pierce Leahy Named Executive Officers during the year ended December 31, 1999.

                             OPTION GRANTS IN 1999

                                                                                                  POTENTIAL REALIZABLE
                                                                                                    VALUE AT ASSUMED
                                                           PERCENT                                   ANNUAL RATES OF
                                                           OF TOTAL                                STOCK APPRECIATION
                                      NUMBER OF            OPTIONS                                         FOR
                                      SECURITIES          GRANTED TO      EXERCISE                   OPTION TERM(2)
            NAME AND              UNDERLYING OPTIONS     EMPLOYEES IN      PRICE     EXPIRATION   ---------------------
       PRINCIPAL POSITION             GRANTED(1)       FISCAL YEAR 1999    ($/SH)       DATE         5%          10%
--------------------------------  ------------------   ----------------   --------   ----------   ---------   ---------
Ross M. Engelman................         5,500                3.3%         $23.18     1/1/2009     $80,178    $203,186
  Vice President
  Operations-South
J. Michael Gold.................         5,500                3.3%         $23.18     1/1/2009     $80,178    $203,186
  Vice President
  Operations-Northeast
Douglas B. Huntley..............         5,500                3.3%         $23.18     1/1/2009     $80,178    $203,186
  Vice President and
  Chief Financial Officer
Joseph A. Nezi..................         5,500                3.3%         $23.18     1/1/2009     $80,178    $203,186
  Vice President
  Sales & Marketing
Christopher J. Williams.........         5,500                3.3%         $23.18     1/1/2009     $80,178    $203,186
  Vice President
  Operations-West

------------------------------

(1) The options were granted under the Pierce Leahy Corp. 1997 Stock Option Plan and vest in five equal annual installments beginning on the first anniversary of the date of grant.

(2) Illustrates the value that might be received upon exercise of options immediately prior to the assumed expiration of their term at the specified compounded rates of appreciation based on the market price for the Pierce Leahy common stock when the options were granted. Assumed rates of appreciation are not necessarily indicative of future stock performance.

    The following table sets forth certain information with respect to the exercise of stock options during the year ended December 31, 1999 by, and the unexercised options to purchase Pierce Leahy common stock of, the Pierce Leahy Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                                                             VALUE OF UNEXERCISED
                                                               NUMBER OF UNEXERCISED             IN-THE-MONEY
                                                                    OPTIONS AT                    OPTIONS AT
                                                                 DECEMBER 31, 1999           DECEMBER 31, 1999(1)
                               SHARES ACQUIRED    VALUE     ---------------------------   ---------------------------
NAME AND PRINCIPAL POSITIONS     ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE   UNEXERCISABLE
----------------------------   ---------------   --------   -----------   -------------   -----------   -------------
Ross M. Engelman.............           0        $      0     149,821        49,071       $5,171,587     $1,583,567
  Vice President
  Operations-South
J. Michael Gold..............           0        $      0     149,821        49,071       $5,171,587     $1,583,567
  Vice President
  Operations-Northeast
Douglas B. Huntley...........       5,500        $101,700     144,321        49,071       $4,980,823     $1,583,567
  Vice President and
  Chief Financial Officer
Joseph A. Nezi...............           0        $      0     108,636        61,415       $3,681,343     $1,739,489
  Vice President
  Sales & Marketing
Christopher J. Williams......           0        $      0     149,821        49,071       $5,171,587     $1,583,567
  Vice President
  Operations-West

------------------------------

(1) The value of unexercised in-the-money options is based on the difference between the last sale price of a share of Pierce Leahy common stock as reported by the NYSE on December 31, 1999 ($39.32, as adjusted for the one-for-ten stock dividend paid on January 14, 2000) and the exercise price of the options, multiplied by the number of options.

    In connection with the merger of Old Iron Mountain and Pierce Leahy, all options granted to Messrs. Engelman, Gold, Huntley, Nezi and Williams under the Pierce Leahy Corp. 1997 Stock Option Plan that had not vested prior to the merger vested upon the completion of the merger. The numbers of shares subject to the options accelerated were 10,803, 10,803, 10,803, 7,414 and 10,803, respectively.

DIRECTOR COMPENSATION

    Directors who are employees of the Company do not receive additional compensation for serving as Directors. Each Director who is not an employee of the Company receives an annual retainer fee of $5,000 as compensation for his or her services as a member of the Company Board and $500 for attendance at committee meetings. In addition, the Company has a program by which it grants its nonemployee Directors options to purchase $100,000 of the Company's Common Stock every three years. Each option is granted under the Iron Mountain Incorporated 1995 Stock Incentive Plan (the "Old Iron Mountain Stock Incentive Plan"), has an exercise price equal to fair market value (as defined in the Old Iron Mountain Stock Incentive Plan), vests in equal amounts over a period of three years and has a ten year term. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Company Board or committees thereof, and for other expenses incurred in their capacities as Directors.

    Old Iron Mountain paid a total of $34,000 in cash for Directors fees in respect of services for 1999; and Pierce Leahy paid a total of $80,000 in cash for Directors fees in respect of services for 1999.

CHANGE OF CONTROL ARRANGEMENT

    The Old Iron Mountain Stock Incentive Plan provides for acceleration of the vesting of options and stock appreciation rights ("SARs") if the Company or any wholly owned subsidiary of the Company is a party to a merger or consolidation (whether or not the Company is the surviving corporation) in any transaction or series of related transactions and there is a "Limited Change of Control" of the Company. A Limited Change of Control occurs if after the merger or consolidation
(a) individuals who immediately prior to the merger or consolidation served as members of the Company Board no longer constitute a majority of the Company Board or the board of directors of the surviving corporation and (b) the voting securities of the Company outstanding immediately prior to the merger or consolidation do not represent (either by remaining outstanding or upon conversion into securities of the surviving corporation) more than 50% of the voting power of the securities of the Company or the surviving corporation immediately after the merger or consolidation. The merger of Old Iron Mountain and Pierce Leahy did not constitute a Limited Change of Control.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company Board consists of Mr. Little, who is the Chairman, and Messrs. Boden, Ryan and Bailey. Mr. Reese is a member of the investment committee of Schooner and a Trustee of Schooner Capital Trust, the sole member of Schooner. Mr. Ryan is the Chairman of the Board and principal shareholder of Schooner Capital Trust. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The following table sets forth certain information known to the Company with respect to beneficial ownership of the Company's Common Stock by (i) each Director; (ii) the Chief Executive Officer and the other four most highly compensated executive officers in the Company; (iii) all executive officers and Directors of the Company as a group; and (iv) each shareholder known by the Company to be the beneficial owner of more than five percent of the Company's Common Stock. Such information is presented as of March 1, 2000, except as otherwise indicated.

                                                                 AMOUNT OF BENEFICIAL
                                                                     OWNERSHIP(1)
                                                              ---------------------------
NAME(1)                                                         SHARES      PERCENT OWNED
-------                                                       -----------   -------------
DIRECTORS AND EXECUTIVE OFFICERS
C. Richard Reese(2).........................................    1,690,729         3.1%
J. Peter Pierce(3)..........................................    7,283,894        13.4%
John F. Kenny, Jr.(4).......................................      191,667            *
David S. Wendell(5).........................................      242,041
Harold E. Ebbighausen(6)....................................       19,399            *
Clarke H. Bailey(7).........................................       56,926            *
Constantin R. Boden(8)......................................       33,775            *
Kent P. Dauten(9)...........................................    1,411,682         2.6%
Eugene B. Doggett(10).......................................       14,955            *
B. Thomas Golisano(11)......................................    1,523,095         2.8%
Arthur D. Little(12)........................................       41,220            *
Howard D. Ross(13)..........................................            0            *
Vincent J. Ryan(14).........................................    5,043,080         9.3%
All Directors and executive officers as a group (13
  persons)(15)..............................................   17,552,463        32.1%

FIVE PERCENT SHAREHOLDERS
Leo W. Pierce, Sr.(16)......................................    7,422,756        13.7%
Schooner Capital LLC(17)....................................    2,736,076         5.0%
Thomas W. Smith(18).........................................    3,850,130         7.1%
Thomas N. Tryforos(19)......................................    3,107,393         5.7%
Wellington Management Company, LLP(20)......................    3,557,400         6.6%

------------------------------

* Less than 1%

(1) Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Company Common Stock shown as beneficially owned by them.

(2) Mr. Reese is a Director, Chairman of the Board and Chief Executive Officer of the Company. Includes 22,825 shares of Common Stock held in trusts for the benefit of Mr. Reese's children, as to which Mr. Reese disclaims beneficial ownership. Also includes 874,249 shares of Common Stock as to which Mr. Reese shares beneficial ownership with Schooner as a result of a 1988 deferred compensation arrangement, as amended, between Schooner and Mr. Reese relating to Mr. Reese's former services as President of the predecessor corporation to Schooner. Pursuant to such arrangement, upon the earlier to occur of (i) Schooner's sale or exchange of substantially all of the shares of Common Stock held by Schooner or (ii) the cessation of Mr. Reese's employment with the Company, Schooner is required to transfer such shares of Common Stock to Mr. Reese or remit to Mr. Reese cash in an amount equal to the then current fair market value of such shares of Common Stock. Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese.

(3) Mr. Pierce is a Director and President of the Company. Includes 7,265,744 shares held in a voting trust pursuant to a Voting Trust Agreement dated June 24, 1997 (as amended or restated from time to time, the "Voting Trust"), some of which are also subject to proxies (the "Proxies") granted under such Voting Trust Agreement. Mr. Pierce and Leo W. Pierce, Sr., as co-trustees of the Voting Trust (the "Trustees") and the persons granted voting rights under the Proxies, share power to vote the shares held in the Voting Trust or subject to the Proxies. In the event that the two Trustees disagree as to how to vote the shares held subject to the Voting Trust or the Proxies, one-half of the shares subject to the Voting Trust and/or Proxies will be voted at the direction of each

    Trustee. The beneficial owners of the interests in the Voting Trust and/or subject to the Proxies have the right to dispose of the shares to which they have beneficial interests.

(4) Mr. Kenny is the Executive Vice President and Chief Financial Officer and a Director of the Company. Includes 179,520 shares that Mr. Kenny has the right to acquire pursuant to currently exercisable options.

(5) Mr. Wendell is a Senior Vice President of the Company. Includes 234,924 shares that Mr. Wendell has the right to acquire pursuant to currently exercisable options.

(6) Mr. Ebbighausen is the President of Arcus Data Security, Inc., a subsidiary of Iron Mountain. Includes 18,764 shares that Mr. Ebbighausen has the right to acquire pursuant to currently exercisable options.

(7) Mr. Bailey is a Director of the Company. Includes 2,455 shares that Mr. Bailey has the right to acquire pursuant to currently exercisable options.

(8) Mr. Boden is a Director of the Company. Includes 2,455 shares that Mr. Boden has the right to acquire pursuant to currently exercisable options.

(9) Mr. Dauten is a Director of Company. Includes 2,455 shares that Mr. Dauten has the right to acquire pursuant to currently exercisable options.

(10) Mr. Doggett is a Director of the Company. Includes 2,455 shares that Mr. Doggett has the right to acquire pursuant to currently exercisable options.

(11) Mr. Golisano is a Director of the Company. Includes 7,882 shares that Mr. Golisano has the right to acquire pursuant to currently exercisable options.

(12) Mr. Little is a Director of the Company. Includes 37,500 shares held by The Little Family Trust, as to which Mr. Little disclaims beneficial ownership, as well as 2,455 shares that Mr. Little has the right to acquire pursuant to currently exercisable options.

(13) Mr. Ross is a Director of the Company.

(14) Mr. Ryan is a Director of the Company. Includes 2,455 shares that Mr. Ryan has the right to acquire pursuant to currently exercisable options. Also includes 2,736,076 shares of Common Stock held by Schooner, as to which Mr. Ryan has sole voting power and investment power as the Chairman of the Board of Schooner and the principal shareholder of Schooner Capital Trust, the sole member of Schooner. Mr. Ryan's address is c/o Schooner Capital LLC, 745 Atlantic Avenue, Boston, Massachusetts 02111. See footnote
    (17) regarding shares held by Schooner.

(15) Includes 455,820 shares that Directors and executive officers have the right to acquire pursuant to currently exercisable options.

(16) Includes 153,712 shares held in the Pierce Family Foundation, of which Mr. Pierce is a co-trustee, and 7,265,744 shares held in the Voting Trust described in footnote (3). Mr. Pierce's address is 443 Silver Moss Drive, John's Island, Vero Beach, Florida 32963.

(17) Mr. Ryan is the Chairman of the Board of Schooner and the principal shareholder of Schooner Capital Trust, the sole member of Schooner, and, accordingly, has sole voting and investment power with respect to the shares of Common Stock held by Schooner. Includes 874,249 shares of Common Stock as to which Schooner shares beneficial ownership with Mr. Reese as described in footnote (2). Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese. The address of Schooner Capital LLC is 745 Atlantic Avenue, Boston, Massachusetts 02111.

(18) This information is presented as of December 31, 1999, and is based solely on a Schedule 13G filed with the Commission on March 15, 2000. Mr. Smith has sole voting and dispositive power over 766,490 shares and has shared voting and dispositive power over 3,083,640 shares with Mr. Tryforos. The address of Mr. Smith is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(19) This information is presented as of December 31, 1999, and is based solely on a Schedule 13G filed with the Commission on March 15, 2000. Mr. Tryforos has sole voting and dispositive power over 23,753 shares and has shared voting and dispositive over 3,083,640 shares with Mr. Smith. The address of Mr. Tryforos is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(20) This information is presented as of December 31, 1999, and is based solely on a Schedule 13G/A filed with the Commission on February 11, 2000. Wellington Management Company, LLP has shared voting power over 2,538,600 shares and shared dispositive power over 3,557,400 shares. The address of Wellington Management Company, LLP is 75 State Street, Boston, Massachusetts 02109.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

REAL ESTATE TRANSACTIONS

    Iron Mountain Records Management, Inc., a subsidiary of the Company ("IMRM"), was the tenant under a lease dated January 1, 1991 for a 31,500 square-foot building in Houston, Texas. The owner of the building was IM Houston
(CR) Limited Partnership, a Texas limited partnership, of which Mountain
Realty, Inc., a Massachusetts corporation whose sole shareholder is Mr. Ryan, was the sole general partner, and the limited partners of which were Messrs. Reese and Doggett. IMRM paid annual rent of approximately $99,326 for the year ended December 31, 1998. As tenant, IMRM was responsible for taxes, insurance and maintenance. Iron Mountain Statutory Trust--1998 ("IMST"), a non-affiliated entity formed to acquire and lease records storage properties to IMRM, purchased the property from IM Houston (CR) Limited Partnership in
January 1999 for a purchase price of approximately $930,000. The purchase price was determined through an independent appraisal of the property. IMRM leases the space from IMST and will continue to use the space as a records management facility. The prior lease and the acquisition of the property by IMST were, in the opinion of management, on commercially reasonable terms and no less favorable to IMRM than could have been obtained from an unaffiliated party at the time of the transactions.

    Schooner leases space from the Company at the Company's corporate headquarters. Such lease is a tenancy-at-will and may be terminated by either the Company or by Schooner at any time. As consideration for such lease, Schooner pays rent to the Company based on its pro rata share of all expenses related to the use and occupancy of the premises. The rent paid by Schooner to Old Iron Mountain under such lease was approximately $93,930 in the year ended December 31, 1999, and Schooner currently pays annual rent of approximately $98,182. The Company believes that the terms of this lease are no less favorable to it than would have been negotiated with an unrelated third party.

    The Company leases from four separate limited partnerships the headquarters of its paper records storage operations in King of Prussia, Pennsylvania and its facilities in Suffield, Connecticut, Orlando, Florida and Charlotte, North Carolina. J. Peter Pierce, the Company's President, is the general partner of three of the limited partnerships and members of the Pierce family and their affiliates own substantial limited partnership interests in each of the four limited partnerships. The lease for the headquarters of the Company's paper records storage operations expires on April 30, 2003, without any renewal options. The leases for the Suffield, Orlando and Charlotte facilities terminate on December 31, 2005, October 31, 2004 and August 31, 2001, respectively. Each of such leases contains two five-year renewal options. The aggregate rental payments by Pierce Leahy for such properties during 1999 was $902,000. The Company believes that the terms of these leases are no less favorable to the Company than would have been negotiated with unrelated third parties.

OTHER TRANSACTIONS

    Old Iron Mountain paid compensation of approximately $186,110 for the year ended December 31, 1999 to Mr. T. Anthony Ryan. Mr. Ryan is Vice President, Real Estate, of the Company and is the brother of Mr. Vincent J. Ryan, a Director of the Company. The Company believes that the terms of Mr. Ryan's employment are no less favorable to it than would be negotiable with an unrelated third party.

    Pierce Leahy provided an annual pension in the amount of $96,000 to Leo W. Pierce, Sr., the Chairman Emeritus of the Company Board and the beneficial owner of approximately 13.7% of the Company's Common Stock, for the year ended December 31, 1999. The Company will continue to provide a pension to Mr. Pierce, or his spouse, if she survives him, in 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS SCHEDULES AND REPORTS ON FORM 8-K.

    (a)(1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS REPORT:

A. OLD IRON MOUNTAIN

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     52
Consolidated Balance Sheets, December 31, 1998 and 1999.....     53
Consolidated Statements of Operations, Years ended December
  31, 1997, 1998 and 1999...................................     54
Consolidated Statements of Stockholders' Equity and
  Comprehensive Loss, Years ended December 31, 1997, 1998
  and 1999..................................................     55
Consolidated Statements of Cash Flows, Years ended December
  31, 1997, 1998 and 1999...................................     56
Notes to Consolidated Financial Statements..................     57
Financial Statement Schedule:
  Report of Independent Public Accountants..................     81
  Schedule II--Valuation and Qualifying Accounts............     82

B. PIERCE LEAHY

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     83
Consolidated Balance Sheets, December 31, 1998 and 1999.....     84
Consolidated Statements of Operations, Years ended December
  31, 1997, 1998 and 1999...................................     85
Consolidated Statements of Shareholders' Equity, Years ended
  December 31, 1997, 1998 and 1999..........................     86
Consolidated Statements of Cash Flows, Years ended December
  31, 1997, 1998 and 1999...................................     87
Notes to Consolidated Financial Statements..................     88
Financial Statement Schedule:
  Report of Independent Public Accountants..................    112
  Schedule II--Valuation and Qualifying Accounts............    113

C. IRON MOUNTAIN EUROPE

                                                                PAGE
                                                              --------
Report of the Independent Auditors..........................    114
Consolidated Balance Sheet, October 31, 1999................    115
Consolidated Statement of Operations, Ten Months ended
  October 31, 1999..........................................    116
Consolidated Statement of Stockholders' Equity and
  Comprehensive Loss, Ten Months ended October 31, 1999.....    117
Consolidated Statement of Cash Flows, Ten Months ended
  October 31, 1999..........................................    118
Notes to Consolidated Financial Statements..................    119
Financial Statement Schedule:
  Report of the Independent Auditors........................    128
  Schedule II--Valuation and Qualifying Accounts............    129

(a)(3) EXHIBITS FILED AS PART OF THIS REPORT:

    As listed in the Exhibit Index following the signature page hereof.

(b) REPORTS ON FORM 8-K:

    On October 21, 1999 and October 22, 1999, Old Iron Mountain and Pierce Leahy, respectively, filed Current Reports on Form 8-K under Item 5 announcing the execution of the definitive agreement relating to the merger of Old Iron Mountain and Pierce Leahy.

    On November 24, 1999, Old Iron Mountain filed a Current Report on Form 8-K under Items 5 and 7 containing certain pro forma financial information relating to the merger of Old Iron Mountain and Pierce Leahy and the financial statements of Old Iron Mountain's acquisitions of Central File, Inc., Sistemas de Archivo Corporativo, S. de R.L. de C.V., Stortext (Holdings) Limited and Midtown Professional Records Centre, Inc., completed by Old Iron Mountain in 1999.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

    We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Delaware corporation) and its subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of Iron Mountain Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Iron Mountain Europe Limited as of October 31, 1999, which statements reflect total assets and total revenues of 12 percent and 6 percent in 1999, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 1998 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 28, 2000

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1998        1999
                                                              --------   ----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $  1,715   $    3,830
  Accounts receivable (less allowances of $3,316 and $5,740
    as of 1998 and 1999, respectively)......................    75,565      104,074
  Foreign currency transaction receivable...................    45,885           --
  Deferred income taxes.....................................    10,474       12,475
  Prepaid expenses and other................................    10,298       23,285
                                                              --------   ----------
    Total Current Assets....................................   143,937      143,664
Property, Plant and Equipment:
  Property, plant and equipment.............................   354,101      497,369
  Less--Accumulated depreciation............................   (87,358)     (93,630)
                                                              --------   ----------
    Net Property, Plant and Equipment.......................   266,743      403,739
Other Assets:
  Goodwill, net.............................................   527,235      729,213
  Customer acquisition costs, net...........................     9,574       16,742
  Deferred financing costs, net.............................    13,392       16,549
  Other.....................................................     6,504        7,305
                                                              --------   ----------
    Total Other Assets......................................   556,705      769,809
                                                              --------   ----------
    Total Assets............................................  $967,385   $1,317,212
                                                              ========   ==========
            LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $  1,731   $    9,890
  Accounts payable..........................................    20,620       25,770
  Accrued expenses..........................................    48,539       68,519
  Foreign currency transaction payable......................    46,200           --
  Deferred income...........................................    26,043       32,981
  Other current liabilities.................................       339       13,188
                                                              --------   ----------
    Total Current Liabilities...............................   143,472      150,348
Long-term Debt, net of current portion......................   454,447      603,057
Other Long-Term Liabilities.................................     8,925        5,749
Deferred Rent...............................................     9,616       10,819
Deferred Income Taxes.......................................    12,043       16,207

Commitments and Contingencies (see Note 13)

Minority Interest...........................................        --       42,278

Stockholders' Equity:
  Common stock..............................................       294          369
  Additional paid-in capital................................   355,927      560,620
  Accumulated deficit.......................................   (17,339)     (31,558)
  Accumulated other comprehensive items.....................        --       (1,193)
  Treasury stock............................................        --      (39,484)
                                                              --------   ----------
    Total Stockholders' Equity..............................   338,882      488,754
                                                              --------   ----------
    Total Liabilities and Stockholders' Equity..............  $967,385   $1,317,212
                                                              ========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Revenues:
  Storage...................................................  $125,968   $230,702   $317,387
  Service and storage material sales........................    82,797    153,259    202,162
                                                              --------   --------   --------
    Total Revenues..........................................   208,765    383,961    519,549
Operating Expenses:
  Cost of sales (excluding depreciation)....................   106,879    192,113    260,930
  Selling, general and administrative.......................    51,668     95,867    128,948
  Depreciation and amortization.............................    27,107     48,301     65,422
                                                              --------   --------   --------
    Total Operating Expenses................................   185,654    336,281    455,300
                                                              --------   --------   --------
Operating Income............................................    23,111     47,680     64,249
Interest Expense............................................    27,712     45,673     54,425
Other Income, net...........................................        --      1,384         17
                                                              --------   --------   --------
    Income (Loss) from Continuing Operations Before
      Provision (Benefit) for Income Taxes and Minority
      Interest Expense......................................    (4,601)     3,391      9,841
Provision (Benefit) for Income Taxes........................       (80)     6,558     10,579
Minority Interest Expense...................................        --         --        322
                                                              --------   --------   --------
    Loss from Continuing Operations.........................    (4,521)    (3,167)    (1,060)
Income from Discontinued Operations.........................        --        201        241
Loss on Sale of Discontinued Operations.....................        --         --    (13,400)
                                                              --------   --------   --------
    Net Loss Applicable to Common Stockholders..............  $ (4,521)  $ (2,966)  $(14,219)
                                                              ========   ========   ========
Net Loss per Common Share--Basic and Diluted:
  Loss from Continuing Operations...........................  $  (0.26)  $  (0.12)  $  (0.03)
  Income (Loss) from Discontinued Operations................        --       0.01      (0.40)
                                                              --------   --------   --------
    Net Loss per Common Share...............................  $  (0.26)  $  (0.11)  $  (0.43)
                                                              ========   ========   ========
Weighted Average Common Shares Outstanding--
  Basic and Diluted.........................................    17,172     27,470     33,345
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED
     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                         COMMON STOCK           COMMON STOCK                                    ACCUMULATED
                                            VOTING               NON-VOTING        ADDITIONAL                      OTHER
                                     ---------------------   -------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE
                                       SHARES      AMOUNT     SHARES     AMOUNT     CAPITAL       DEFICIT          ITEMS
STOCKHOLDERS' EQUITY:                ----------   --------   --------   --------   ----------   ------------   --------------
Balance, December 31, 1996.........  14,486,486     $145      715,942     $  7      $ 62,084      $ (9,852)       $    --
Exercise of stock options,
  including tax benefit............     123,657        1           --       --         1,532            --             --
Issuance of shares for services....       2,751       --           --       --            52            --             --
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................   4,851,341       49           --       --        88,236            --             --
Conversion of common
  stock--nonvoting to common
  stock--voting....................     715,942        7     (715,942)      (7)           --            --             --
Net loss...........................          --       --           --       --            --        (4,521)            --
                                     ----------     ----     --------     ----      --------      --------        -------
Balance, December 31, 1997.........  20,180,177      202           --       --       151,904       (14,373)            --
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................   2,645,913       26           --       --        66,888            --             --
Issuance of shares in secondary
  public offering, net of issuance
  costs............................   6,037,500       60           --       --       131,961            --             --
Exercise of stock options,
  including tax benefit............     566,615        6           --       --         5,174            --             --
Net loss...........................          --       --           --       --            --        (2,966)            --
                                     ----------     ----     --------     ----      --------      --------        -------
Balance, December 31, 1998.........  29,430,205      294           --       --       355,927       (17,339)            --
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................   1,476,577       15           --       --        45,745            --             --
Issuance of shares in secondary
  public offering, net of issuance
  costs............................   5,750,000       57           --       --       152,486            --             --
Issuance of shares under employee
  stock purchase plan and option
  plans, including tax benefit.....     286,830        3           --       --         6,179            --             --
Acceleration of option vesting in
  connection with sale of
  business.........................          --       --           --       --           283            --             --
Currency translation adjustment....          --       --           --       --            --            --         (1,193)
Purchase of treasury shares........          --       --           --       --            --            --             --
Net loss...........................          --       --           --       --            --       (14,219)            --
                                     ----------     ----     --------     ----      --------      --------        -------
Balance, December 31, 1999.........  36,943,612     $369           --     $ --      $560,620      $(31,558)       $(1,193)
                                     ==========     ====     ========     ====      ========      ========        =======


                                                    TOTAL
                                     TREASURY   STOCKHOLDERS'
                                      STOCK        EQUITY
STOCKHOLDERS' EQUITY:                --------   -------------
Balance, December 31, 1996.........  $    --      $ 52,384
Exercise of stock options,
  including tax benefit............       --         1,533
Issuance of shares for services....       --            52
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................       --        88,285
Conversion of common
  stock--nonvoting to common
  stock--voting....................       --            --
Net loss...........................       --        (4,521)
                                     --------     --------
Balance, December 31, 1997.........       --       137,733
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................       --        66,914
Issuance of shares in secondary
  public offering, net of issuance
  costs............................       --       132,021
Exercise of stock options,
  including tax benefit............       --         5,180
Net loss...........................       --        (2,966)
                                     --------     --------
Balance, December 31, 1998.........       --       338,882
Shares and options issued in
  connection with acquisitions, net
  of issuance costs................       --        45,760
Issuance of shares in secondary
  public offering, net of issuance
  costs............................       --       152,543
Issuance of shares under employee
  stock purchase plan and option
  plans, including tax benefit.....       --         6,182
Acceleration of option vesting in
  connection with sale of
  business.........................       --           283
Currency translation adjustment....       --        (1,193)
Purchase of treasury shares........  (39,484)      (39,484)
Net loss...........................       --       (14,219)
                                     --------     --------
Balance, December 31, 1999.........  $(39,484)    $488,754
                                     ========     ========

                                                                1997       1998       1999
                                                              --------   --------   --------
COMPREHENSIVE LOSS:

Net loss....................................................  $(4,521)   $(2,966)   $(14,219)

Foreign currency translation adjustment.....................       --         --      (1,193)
                                                              -------    -------    --------
Comprehensive loss..........................................  $(4,521)   $(2,966)   $(15,412)
                                                              =======    =======    ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $ (4,521)  $ (2,966)  $(14,219)
Adjustments to reconcile net loss to loss from continuing
  operations:
  Income from discontinued operations.......................        --       (201)      (241)
  Loss on sale of discontinued operations...................        --         --     13,400
                                                              --------   --------   --------
Loss from Continuing Operations.............................    (4,521)    (3,167)    (1,060)
  Adjustments to reconcile loss from continuing operations
    to cash flows provided by operating activities:
  Minority interest expense.................................        --         --        322
  Depreciation and amortization.............................    27,107     48,301     65,422
  Amortization of financing costs...........................     1,095      1,801      1,981
  Provision for doubtful accounts...........................       874      1,730      2,733
  Other, net................................................        52        316        238
Changes in Assets and Liabilities (exclusive of
  acquisitions):
  Accounts receivable.......................................    (4,433)   (12,924)   (22,996)
  Prepaid expenses and other current assets.................    (2,949)     4,410     (9,691)
  Deferred income taxes.....................................     1,190      9,058      8,989
  Other assets..............................................        --         13        663
  Accounts payable..........................................     4,653      5,282      2,009
  Accrued expenses..........................................    (1,115)      (127)     5,934
  Other current liabilities.................................       485         --        372
  Deferred rent.............................................       551      1,414      1,203
  Deferred income...........................................       671      7,369      3,331
  Other long-term liabilities...............................    (1,240)     3,587     (3,176)
                                                              --------   --------   --------
Cash Flows Provided by Continuing Operations................    22,420     67,063     56,274
Cash Flows Provided by (Used in) Discontinued Operations....        --         67       (836)
                                                              --------   --------   --------
Cash Flows Provided by Operating Activities.................    22,420     67,130     55,438
Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired..........  (192,230)  (189,729)  (212,160)
  Capital expenditures......................................   (38,320)   (55,927)   (98,657)
  Additions to customer acquisition costs...................    (1,635)    (3,024)    (8,122)
  Other, net................................................      (333)        --         --
                                                              --------   --------   --------
Cash Flows Used in Continuing Operations....................  (232,518)  (248,680)  (318,939)
Cash Flows Provided by (Used in) Discontinued Operations....        --       (527)     7,814
                                                              --------   --------   --------
Cash Flows Used in Investing Activities.....................  (232,518)  (249,207)  (311,125)
                                                              --------   --------   --------
Cash Flows from Financing Activities:
  Repayment of debt.........................................  (178,181)  (171,080)  (249,654)
  Proceeds from borrowings..................................   167,850    194,811    235,141
  Debt financing from minority shareholder..................        --         --     11,636
  Net proceeds from sale of senior subordinated notes.......   242,640         --    149,460
  Proceeds from secondary equity offering, net of
    underwriting discount...................................        --    132,905    153,755
  Repurchase of common stock................................        --         --    (39,484)
  Exercise of stock options.................................       786      4,482      3,589
  Financing costs...........................................    (1,291)      (764)    (5,138)
  Stock issuance costs......................................      (649)    (1,072)    (1,452)
                                                              --------   --------   --------
Cash Flows Provided by Continuing Operations................   231,155    159,282    257,853
Cash Flows Provided by Discontinued Operations..............        --         --         --
                                                              --------   --------   --------
Cash Flows Provided by Financing Activities.................   231,155    159,282    257,853
Effect of exchange rates on cash and cash equivalents.......        --         --        (51)
                                                              --------   --------   --------
Increase (Decrease) in Cash and Cash Equivalents............    21,057    (22,795)     2,115
Cash and Cash Equivalents, Beginning of Year................     3,453     24,510      1,715
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $ 24,510   $  1,715   $  3,830
                                                              ========   ========   ========
Supplemental Information:
Cash Paid for Interest......................................  $ 22,440   $ 42,407   $ 46,555
                                                              ========   ========   ========
Cash Paid for Income Taxes..................................  $  1,306   $  1,700   $  1,916
                                                              ========   ========   ========

  The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999
                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. NATURE OF BUSINESS

    The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries (collectively "Old Iron Mountain"). Old Iron Mountain is an international full-service provider of records and information management and related services for all media in various locations throughout the United States, Europe and Mexico to Fortune 500 companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Principles of Consolidation

    The accompanying financial statements reflect the financial position and results of operations of Old Iron Mountain on a consolidated basis. All significant intercompany account balances have been eliminated.

    b. Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    c. Cash and Cash Equivalents

    Old Iron Mountain defines cash and cash equivalents to include cash on hand and cash invested in short-term securities which have original maturities of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair market value.

    d. Foreign Currency Transaction

    On December 31, 1998, Old Iron Mountain had a receivable denominated in British pounds from, and a payable in U.S. dollars to, a bank as a result of exercising a foreign exchange agreement on December 30, 1998. Included in other income, net, for the year ended December 31, 1998 is a $316 loss on the remeasurement of the receivable based on the applicable exchange rate on December 31, 1998. The British pounds were being acquired to finance the acquisition of Iron Mountain Europe Limited ("IM Europe") on January 4, 1999. As of December 31, 1999, Old Iron Mountain did not have any such foreign exchange agreement.

    All assets and liabilities of Old Iron Mountain's foreign subsidiaries are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency

                           IRON MOUNTAIN INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    Translation." Resulting translation adjustments are reflected in the "Accumulated Other Comprehensive Items" component of stockholders' equity. Foreign currency transaction gains and losses in fiscal 1999 are included in the accompanying statements of operations and are not material.

    In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"
    ("SFAS 133"). This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities." Management has not yet completed its assessment of the effects of SFAS 133.

    e. Property, Plant and Equipment

    Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings............................  40 to 50 years
Leasehold improvements...............  8 to 10 years or the life of the lease, whichever is shorter
Racking..............................  5 to 20 years
Warehouse equipment/vehicles.........  4 to 20 years
Furniture and fixtures...............  3 to 10 years
Computer hardware and software.......  3 to 5 years

    Property, plant and equipment consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Land and buildings......................................  $ 99,678   $158,648
Leasehold improvements..................................    27,509     35,011
Racking.................................................   127,287    180,876
Warehouse equipment/vehicles............................    23,239     28,954
Furniture and fixtures..................................     9,241     11,886
Computer hardware and software..........................    47,400     60,998
Construction in progress................................    19,747     20,996
                                                          --------   --------
                                                          $354,101   $497,369
                                                          ========   ========

    Minor maintenance costs are expensed as incurred. Major improvements to the leased buildings are capitalized as leasehold improvements and depreciated.

    Old Iron Mountain develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the development of internal-use computer software projects (to the extent of the time spent directly on the project) are capitalized and amortized over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the

                           IRON MOUNTAIN INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) application will be used to perform the function intended. Amortization begins when the software is placed in service.

    Effective January 1, 1999, Old Iron Mountain adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The new accounting pronouncement resulted in certain costs being expensed starting in 1999 that would have been capitalized under the previous policy.

    f. Goodwill

    Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 25 to 30 years. Old Iron Mountain assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accumulated amortization of goodwill was $46,333 and $76,865 as of December 31, 1998 and 1999, respectively.

    g. Customer Acquisition Costs

    Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for an appropriate period not to exceed 12 years. If the customer terminates its relationship with Old Iron Mountain, the unamortized cost is charged to expense. However, in the event of such termination, Old Iron Mountain collects, and records as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. As of December 31, 1998 and 1999, those costs were $12,793 and $20,746, respectively, and accumulated amortization of those costs were $3,219 and $4,004, respectively.

    h. Deferred Financing Costs

    Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1998 and 1999, deferred financing costs were $16,928 and $22,066, respectively, and accumulated amortization of those costs was $3,536 and $5,517, respectively.

    i. Other Assets

    Effective January 1, 1999, Old Iron Mountain adopted the provisions of Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5"). SOP 98-5 requires the costs of start-up activities, including organization costs, to be expensed as incurred. The adoption of SOP 98-5 did not have a material impact on Old Iron Mountain's financial statements.

                           IRON MOUNTAIN INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    j. Accrued Expenses

    Accrued expenses consist of the following:

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Incentive compensation....................................  $ 5,934    $ 6,492
Interest..................................................    9,975     15,950
Workers' compensation.....................................    2,948      4,712
Payroll and vacation......................................    7,451     10,149
Restructuring costs.......................................   10,482      9,340
Other.....................................................   11,749     21,876
                                                            -------    -------
                                                            $48,539    $68,519
                                                            =======    =======

    k. Revenues

    Old Iron Mountain's revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis). In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities, the sale of storage materials and courier operations. In certain circumstances, storage material sales are recorded net of product costs when Old Iron Mountain functions as a sales representative of the product manufacturer and does not receive or take title to the products. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

    Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers where storage fees are billed in advance are accounted for as deferred income and amortized over the applicable period.

    l. Deferred Rent

    Old Iron Mountain has entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying balance sheets. In addition, Old Iron Mountain has assumed various above market leases in connection with certain of its acquisitions. The discounted present value of these lease obligations in excess of market rate at the date of the acquisition was recorded as a deferred rent liability and is being amortized over the remaining lives of the respective leases.

    m. Stock-Based Compensation

    Effective January 1, 1996, Old Iron Mountain adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Old Iron Mountain has elected to continue to account for stock

                           IRON MOUNTAIN INCORPORATED

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis.

    n. Reclassifications

    Certain reclassifications have been made to the 1997 and 1998 financial statements to conform to the 1999 presentation.

3. COMMON STOCK SPLIT

    On June 30, 1998, Old Iron Mountain's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on Old Iron Mountain's common stock. Such additional shares of common stock were issued on July 31, 1998 to all stockholders of record as of the close of business on July 17, 1998. All issued and outstanding share and per share amounts in the accompanying consolidated financial statements and Notes thereto have been restated to reflect the stock split.

4. DEBT

    Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Revolving Credit Facility...............................  $ 35,300   $  5,000
10 1/8% Senior Subordinated Notes due 2006 (the "1996
  Notes")...............................................   165,000    165,000
8 3/4% Senior Subordinated Notes due 2009 (the "1997
  Notes")...............................................   249,566    249,606
8 1/4% Senior Subordinated Notes due 2011 (the "1999
  Notes")...............................................        --    149,490
Real Estate Mortgage....................................     2,349      2,048
Other...................................................     3,963     41,803
                                                          --------   --------
Long-term debt..........................................   456,178    612,947
Less current portion....................................    (1,731)    (9,890)
                                                          --------   --------
Long-term debt, net of current portion..................  $454,447   $603,057
                                                          ========   ========

                           IRON MOUNTAIN INCORPORATED

4. DEBT (CONTINUED)

    a. Revolving Credit Facility

    As of December 31, 1999, Old Iron Mountain had a $250 million revolving credit facility, as amended (the "Credit Agreement"), which was scheduled to mature on September 30, 2002.

    The Credit Agreement specified certain minimum or maximum relationships between EBITDA (as defined therein) and interest, total debt and fixed charges. There were restrictions on dividends declared by Old Iron Mountain, sales or pledging of assets, investments and changes in business and ownership; cash dividends were effectively prohibited. Old Iron Mountain was in compliance with all debt covenants as of December 31, 1999. Loans under the Credit Agreement were secured by pledges of the capital stock of all of Old Iron Mountain's domestic subsidiaries.

    The interest rate on loans under the Credit Agreement varied depending on Old Iron Mountain's choice of base rates, plus an applicable margin. The applicable margin varied depending on the base rate selected and certain debt ratios. The timing of interest payments also varied with the base rate selected. At December 31, 1999, the effective interest rate was 7.71%.

    Effective February 1, 2000, Old Iron Mountain amended and restated its revolving credit facility (the "Amended Credit Agreement") to increase the aggregate principal amount available to $400 million and to include the ability to borrow in certain foreign currencies. The Amended Credit Agreement matures on January 31, 2005. The interest rate on borrowings under this Amended Credit Agreement varies depending on Old Iron Mountain's choice of base rates, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Credit Agreement.

    b. 1996 Notes

    On October 1, 1996, Old Iron Mountain issued $165 million of 10 1/8% Senior Subordinated Notes due 2006. Interest on the 1996 Notes is payable semiannually on April 1 and October 1 and commenced on April 1, 1997. The net proceeds of $160.1 million after underwriting discounts and commissions were used to repay outstanding indebtedness under Old Iron Mountain's revolving credit facility, to fund the purchase price of acquisitions and for general corporate purposes.

    The 1996 Notes contain covenants and restrictions similar to, or less restrictive than, the Amended Credit Agreement. After September 30, 2001, and subject to certain restrictions, Old Iron Mountain may, at its option, redeem any or all of the 1996 Notes at face value, plus a premium ranging from approximately 2% to 5% through September 30, 2004. Thereafter, the 1996 Notes may be redeemed at face value. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1996 Notes may require Old Iron Mountain to repurchase the 1996 Notes.

    c. 1997 Notes

    On October 24, 1997, Old Iron Mountain issued $250 million of 8 3/4% Senior Subordinated Notes due 2009. Interest on the 1997 Notes is payable semiannually on March 31 and September 30 and commenced on March 31, 1998. The net proceeds of $242.6 million after an original issue discount of $485 and underwriting discounts and commissions were used to repay outstanding indebtedness under

                           IRON MOUNTAIN INCORPORATED

4. DEBT (CONTINUED)
    Old Iron Mountain's revolving credit facility, to fund the purchase price of acquisitions and for general corporate purposes.

    The 1997 Notes contain covenants and restrictions similar to, or less restrictive than, the Amended Credit Agreement. Prior to September 30, 2002, and subject to certain restrictions, Old Iron Mountain may, at its option, redeem any or all of the 1997 Notes at a make-whole price, as defined in the related indenture. On or after September 30, 2002, and subject to certain restrictions, Old Iron Mountain may, at its option, redeem any or all of the 1997 Notes at face value, plus a premium of up to approximately 4% through September 30, 2005. Thereafter, the 1997 Notes may be redeemed at face value. Also, any time through October 23, 2000, Old Iron Mountain may redeem a portion of the 1997 Notes, subject to restrictions, with the net proceeds of one or more Qualified Equity Offerings, as defined, at a redemption price of 108.75% of the principal amount of such 1997 Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1997 Notes may require Old Iron Mountain to repurchase the 1997 Notes.

    d. 1999 Notes

    On April 26, 1999, Old Iron Mountain issued $150 million of 8 1/4% Senior Subordinated Notes due 2011. Interest on the 1999 Notes is payable semiannually on January 1 and July 1 and commenced on July 1, 1999. The net proceeds of $149.5 million after an original issue discount of $540 and underwriting discounts and commissions were used to repay outstanding indebtedness under the Credit Agreeement.

    The 1999 Notes contain covenants and restrictions similar to, or less restrictive than, the Amended Credit Agreement. Prior to July 1, 2004, and subject to certain restrictions, Old Iron Mountain may, at its option, redeem any or all of the 1999 Notes at a make-whole price, as defined in the related indenture. On or after July 1, 2004, and subject to certain restrictions, Old Iron Mountain may, at its option, redeem any or all of the 1999 Notes at a redemption price of 104.125%, 102.750% and 101.375% of the principal amount of such 1999 Notes through July 1, 2005, 2006 and 2007, respectively. Thereafter, the 1999 Notes may be redeemed at face value. Also, any time through July 1, 2002, Old Iron Mountain may redeem a portion of the 1999 Notes, subject to restrictions, with the net proceeds of one or more Qualified Equity Offerings, as defined in the related indenture, at a redemption price of 108.25% of the principal amount of such 1999 Notes. Additionally, under certain circumstances, including a change of control or following certain asset sales, the holders of the 1999 Notes may require Old Iron Mountain to repurchase the 1999 Notes.

    e. Real Estate Mortgage

    The real estate mortgage consists of a $3 million, 8% note that is payable in various installments commencing in 1997 and maturing in November 2006.

    f. Other

    Other long-term debt includes various notes and obligations assumed by Old Iron Mountain as a result of certain acquisitions completed by Old Iron Mountain during 1998 and 1999. At December 31, 1999, Old Iron Mountain's 50.1% owned subsidiary, IM Europe, had various agreements with

                           IRON MOUNTAIN INCORPORATED

4. DEBT (CONTINUED)
    its local banks that provide for $44.8 million of credit and carried an average effective interest rate of 5.41%.

    Maturities of long-term debt are as follows:

YEAR                                                           AMOUNT
----                                                          --------
2000........................................................  $  9,890
2001........................................................    18,527
2002........................................................     8,284
2003........................................................     3,375
2004........................................................     3,263
Thereafter..................................................   569,608
                                                              --------
                                                              $612,947
                                                              ========

    Based on the borrowing rates currently available to Old Iron Mountain for loans with similar terms and average maturities, Old Iron Mountain has estimated the following fair values for its long-term debt as of December 31:

                                                             1998                  1999
                                                      -------------------   -------------------
                                                      CARRYING     FAIR     CARRYING     FAIR
                                                       AMOUNT     VALUE      AMOUNT     VALUE
                                                      --------   --------   --------   --------
Revolving Credit Facility...........................  $ 35,300   $ 35,300   $  5,000   $  5,000
1996 Notes..........................................   165,000    178,200    165,000    167,900
1997 Notes..........................................   249,566    257,500    249,606    237,500
1999 Notes..........................................        --         --    149,490    136,100
Real estate mortgage................................     2,349      2,349      2,048      2,048
Other...............................................     3,963      3,963     41,803     41,803

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    As of December 31, 1999, the 1996, 1997 and 1999 Notes were fully and unconditionally guaranteed, on a joint and several basis, and on a senior subordinated basis, by most, but not all, of Old Iron Mountain's direct and indirect domestic subsidiaries (the "Subsidiary Guarantors"). At December 31, 1999, IM Europe and its subsidiaries, Sistemas de Archivo Corporativo, S. de R.L. de C.V. and its subsidiaries, Iron Mountain Records Management (Puerto
Rico), Inc. and certain parent holding companies (the "Non-Guarantors") are the only subsidiaries that do not guarantee the 1996 Notes, the 1997 Notes or the 1999 Notes.

    Prior to the acquisition of a 50.1% interest in IM Europe in January 1999, substantially all of Old Iron Mountain's operations were conducted by its direct and indirect wholly owned subsidiaries, all of which, other than Arcus Data Security Limited ("ADS"), were guarantors of the 1996 Notes and 1997 Notes. ADS represented less than 1% of Old Iron Mountain's consolidated revenues and was not material to its results of operations. Old Iron Mountain's management does not believe that separate financial statements of, and other disclosures with respect to, the Guarantors for periods prior to 1999 are meaningful or material to investors. Accordingly, no such financial statements were provided for fiscal 1997 and 1998.

                           IRON MOUNTAIN INCORPORATED

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

    The following financial data summarizes the consolidating Old Iron Mountain on the equity method of accounting as of and for the year ended December 31, 1999:

                                                                    DECEMBER 31, 1999
                                            ------------------------------------------------------------------
                                                                         NON-
                                              PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            ----------   ----------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents...............  $       --   $    2,260    $  1,570    $        --     $    3,830
  Accounts Receivable.....................          --       93,076      10,998             --        104,074
  Other Current Assets....................          --       42,312       6,718        (13,270)        35,760
                                            ----------   ----------    --------    -----------     ----------
    Total Current Assets..................          --      137,648      19,286        (13,270)       143,664
Property, Plant and Equipment, net........          --      352,784      50,955             --        403,739
Other Assets:
  Due From Affiliates.....................     224,826           --          --       (224,826)            --
  Long-term Notes Receivable from
    Affiliates............................     557,123           --          --       (557,123)            --
  Investment in Subsidiaries..............     276,291       52,971          --       (329,262)            --
  Goodwill, net...........................          --      623,285     105,928             --        729,213
  Other...................................      15,908       24,036         652             --         40,596
                                            ----------   ----------    --------    -----------     ----------
    Total Other Assets....................   1,074,148      700,292     106,580     (1,111,211)       769,809
                                            ----------   ----------    --------    -----------     ----------
    Total Assets..........................  $1,074,148   $1,190,724    $176,821    $(1,124,481)    $1,317,212
                                            ==========   ==========    ========    ===========     ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
  Total Current Liabilities...............  $   15,398   $  100,630    $ 47,590    $   (13,270)    $  150,348
  Long-Term Debt, Net of Current
    Portion...............................     569,996        2,942      30,119             --        603,057
  Due to Affiliates.......................          --      224,793          33       (224,826)            --
  Long-Term Notes Payable to Affiliates...          --      557,123          --       (557,123)            --
  Other Long-Term Liabilities.............          --       31,497       1,278             --         32,775
  Minority Interest.......................          --           --      42,278             --         42,278
  Stockholders' Equity....................     488,754      273,739      55,523       (329,262)       488,754
                                            ----------   ----------    --------    -----------     ----------
    Total Liabilities and Stockholders'
      Equity..............................  $1,074,148   $1,190,724    $176,821    $(1,124,481)    $1,317,212
                                            ==========   ==========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                               YEAR ENDED DECEMBER 31, 1999
                                            ------------------------------------------------------------------
                                                                         NON-
                                              PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            ----------   ----------   ----------   ------------   ------------
Revenues:
  Storage.................................  $       --   $  297,988    $ 19,399    $        --     $  317,387
  Service and Storage Material Sales......          --      189,127      13,035             --        202,162
                                            ----------   ----------    --------    -----------     ----------
    Total Revenues........................          --      487,115      32,434             --        519,549

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).........................          --      242,537      18,393             --        260,930
  Selling, General and Administrative.....         258      122,276       6,414             --        128,948
  Depreciation and Amortization...........          --       61,248       4,174             --         65,422
                                            ----------   ----------    --------    -----------     ----------
    Total Operating Expenses..............         258      426,061      28,981             --        455,300
                                            ----------   ----------    --------    -----------     ----------

Operating Income (Loss)...................        (258)      61,054       3,453             --         64,249

Interest Income...........................     (51,420)          --          --         51,420             --
Interest Expense..........................      52,877       51,655       1,313        (51,420)        54,425
Equity in the (Earnings) Losses of
  Subsidiaries............................      12,504          (43)         --        (12,461)            --
Other Expense (Income)....................          --          (50)         33             --            (17)
                                            ----------   ----------    --------    -----------     ----------
    Income (Loss) from Continuing
      Operations Before Provision for
      Income Taxes and Minority Interest
      Expense.............................     (14,219)       9,492       2,107         12,461          9,841
Provision for Income Taxes................          --        8,990       1,589             --         10,579
Minority Interest in Net Income of
  Consolidated Subsidiaries...............          --           --         322             --            322
                                            ----------   ----------    --------    -----------     ----------
    Income (Loss) from Continuing
      Operations..........................     (14,219)         502         196         12,461         (1,060)
Income from Discontinued Operations.......          --          241          --             --            241
Loss on Sale of Discontinued Operations...          --      (13,400)         --             --        (13,400)
                                            ----------   ----------    --------    -----------     ----------
    Net Income (Loss).....................  $  (14,219)  $  (12,657)   $    196    $    12,461     $  (14,219)
                                            ==========   ==========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                      YEAR ENDED DECEMBER 31, 1999
                                                   -------------------------------------------------------------------
                                                                                NON-
                                                    PARENT     GUARANTORS    GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                   ---------   -----------   -----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Flows Provided by (Used in) Continuing
    Operations...................................  $ (17,837)   $  73,389     $    722             --      $  56,274
  Cash Flows Used in Discontinued Operations.....         --         (836)          --             --           (836)
                                                   ---------    ---------     --------      ---------      ---------
    Cash Flows Provided by (Used in) Operating
      Activities.................................    (17,837)      72,553          722             --         55,438

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions, net of cash
    acquired.....................................     (2,398)    (132,078)     (77,684)            --       (212,160)
  Capital Expenditures...........................         --      (85,079)     (13,578)            --        (98,657)
  Intercompany Loans to Subsidiaries.............   (158,657)          --           --        158,657             --
  Investment in Subsidiaries.....................    (51,550)     (51,550)          --        103,100             --
  Additions to Customer Acquisition Costs........         --       (8,122)          --             --         (8,122)
                                                   ---------    ---------     --------      ---------      ---------
    Cash Flows Used in Continuing Operations.....   (212,605)    (276,829)     (91,262)       261,757       (318,939)
    Cash Flows Provided by Discontinued
      Operations.................................         --        7,814           --             --          7,814
                                                   ---------    ---------     --------      ---------      ---------
    Cash Flows Used in Investing Activities......   (212,605)    (269,015)     (91,262)       261,757       (311,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt..............................   (246,400)        (916)      (2,338)            --       (249,654)
  Proceeds from Borrowings.......................    216,100           --       19,041             --        235,141
  Debt Financing from Minority Shareholder.......         --           --       11,636             --         11,636
  Net Proceeds from Sale of Senior Subordinated
    Notes........................................    149,460           --           --             --        149,460
  Net Proceeds from Equity Offering..............    153,755           --           --             --        153,755
  Repurchase of Common Stock.....................    (39,484)          --           --             --        (39,484)
  Intercompany Loans from Parent.................         --      146,385       12,272       (158,657)            --
  Equity Contribution from Parent................         --       51,550       51,550       (103,100)            --
  Proceeds from Exercise of Stock Options........      3,589           --           --             --          3,589
  Debt Financing and Stock Issuance Costs........     (6,590)          --           --             --         (6,590)
                                                   ---------    ---------     --------      ---------      ---------
    Cash Flows Provided by Continuing
      Operations.................................    230,430      197,019       92,161       (261,757)       257,853
    Cash Flows Provided by Discontinued
      Operations.................................         --           --           --             --             --
                                                   ---------    ---------     --------      ---------      ---------
    Cash Flows Provided by Financing
      Activities.................................    230,430      197,019       92,161       (261,757)       257,853

EFFECT OF EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS....................................         --           --          (51)            --            (51)
                                                   ---------    ---------     --------      ---------      ---------
INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS....................................        (12)         557        1,570             --          2,115

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD...         12        1,703           --             --          1,715
                                                   ---------    ---------     --------      ---------      ---------
CASH AND CASH EQUIVALENTS, END OF PERIOD.........  $      --    $   2,260     $  1,570      $      --      $   3,830
                                                   =========    =========     ========      =========      =========

6. ACQUISITIONS

   Old Iron Mountain purchased substantially all of the assets and assumed certain liabilities of 18, 15 and 17 records management businesses during 1997, 1998 and 1999, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of Old Iron Mountain from their respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and

                           IRON MOUNTAIN INCORPORATED

6. ACQUISITIONS (CONTINUED)
liabilities of each acquisition has been assigned to goodwill and is being amortized over the estimated benefit period of 25 to 30 years. Consideration for the various acquisitions included: (i) cash, which was provided through Old Iron Mountain's credit facilities, Old Iron Mountain's 1998 and 1999 equity offerings and the issuance of the 1996, 1997 and 1999 Notes; (ii) issuances of Old Iron Mountain's common stock and options to purchase Old Iron Mountain's common stock; and (iii) certain net assets of businesses previously acquired.

    A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

                                                                1997       1998       1999
                                                              --------   --------   --------
Cash Paid...................................................  $192,230   $189,729   $212,160
Fair Value of Common Stock Issued...........................    85,863     51,448     46,000
Fair Value of Options Issued................................     3,071     15,655         --
Fair Value of Certain Net Assets of Businesses Previously
  Acquired..................................................        --      3,000      2,489
                                                              --------   --------   --------
    Total Consideration.....................................   281,164    259,832    260,649
                                                              --------   --------   --------
Fair Value of Assets Acquired...............................    68,774     89,053    110,206
Liabilities Assumed.........................................   (26,932)   (38,165)   (92,044)
                                                              --------   --------   --------
    Fair Value of Net Assets Acquired.......................    41,842     50,888     18,162
                                                              --------   --------   --------
Recorded Goodwill...........................................  $239,322   $208,944   $242,487
                                                              ========   ========   ========

    Allocation of the purchase price for these acquisitions was based on estimates of the fair value of net assets acquired and, for acquisitions completed in 1999, is subject to adjustment upon finalization of the purchase price allocation. Old Iron Mountain is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

    The following unaudited pro forma combined information shows the results of Old Iron Mountain's operations for the years ended December 31, 1998 and 1999 as though each of the significant acquisitions completed during 1998 and 1999 had occurred on January 1, 1998:

                                                            1998       1999
                                                          --------   --------
Revenues................................................  $488,587   $547,209
Net Loss from Continuing Operations.....................   (10,353)    (1,980)
Loss from Continuing Operations per Common Share--Basic
  and Diluted...........................................     (0.36)     (0.06)

    The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1998 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired businesses. Certain acquisitions completed in 1998 and 1999 are not included in the pro forma results as their effect was immaterial.

    In connection with the acquisitions completed in 1997, 1998 and 1999, Old Iron Mountain has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain

                           IRON MOUNTAIN INCORPORATED

6. ACQUISITIONS (CONTINUED)
reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." Old Iron Mountain finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 1999 primarily include completion of planned abandonments of facilities and severances for certain acquisitions completed during 1998 and 1999.

    The following is a summary of reserves related to such restructuring activities:

                                                     1997       1998       1999
                                                   --------   --------   --------
Reserves, beginning of the year..................  $ 1,340    $ 5,443    $10,482
Reserves established.............................    6,574     11,368      4,234
Expenditures.....................................   (2,163)    (4,690)    (4,843)
Adjustments to goodwill..........................     (308)    (1,639)      (533)
                                                   -------    -------    -------
Reserves, end of the year........................  $ 5,443    $10,482    $ 9,340
                                                   =======    =======    =======

    At December 31, 1998 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($4.4 million), severance costs for approximately 12 people ($1.8 million) and other exit costs
($4.3 million). These accruals are expected to be used within one year of the finalization of the restructuring plan except for lease losses of $4.0 million, which are based on contracts that extend through 2005 and long-term severance contracts of approximately $1.2 million that extend through 2013.

    At December 31, 1999 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($4.8 million), severance costs for approximately 12 people ($1.5 million) and other exit costs
($3.0 million). These accruals are expected to be used within one year of the finalization of the restructuring plan except for lease losses of $4.6 million, which are based on contracts that extend through 2005 and long-term severance contracts of approximately $1.1 million that extend through 2013.

                           IRON MOUNTAIN INCORPORATED

7. CAPITAL STOCK AND STOCK OPTIONS

a. Capital Stock

    On April 3, 1998, Old Iron Mountain issued and sold an aggregate of 6,037,500 shares (including 787,500 shares to cover over-allotments) of its common stock in an underwritten public offering. Net proceeds to Old Iron Mountain after deducting underwriters' discounts and commissions were $132.9 million.

    On May 17, 1999, Old Iron Mountain issued and sold an aggregate of 5,750,000 shares (including 750,000 shares to cover over-allotments) of its common stock in an underwritten public offering. Net proceeds to Old Iron Mountain after deducting underwriters' discounts and commissions were $153.8 million and were used to repay outstanding bank debt, to repurchase all of Old Iron Mountain's common stock issued in connection with the acquisition of Data Base, Inc. completed in 1999 and for general corporate purposes.

    The following table summarizes the number of shares authorized, issued and outstanding for each issue of Old Iron Mountain's capital stock as of December 31:

                                                                                  NUMBER OF SHARES
                                                    -----------------------------------------------------------------------------
                                                           AUTHORIZED                   ISSUED                  OUTSTANDING
                                           PAR      -------------------------   -----------------------   -----------------------
EQUITY TYPE                               VALUE        1998          1999          1998         1999         1998         1999
-----------                              --------   -----------   -----------   ----------   ----------   ----------   ----------
Preferred stock........................    $.01       2,000,000     2,000,000           --           --           --           --
Common stock--voting...................     .01     100,000,000   100,000,000   29,430,205   36,943,612   29,430,205   35,467,035
Common stock--nonvoting................     .01       1,000,000     1,000,000           --           --           --           --

b. Stock Options

    A total of 3,000,000 shares of common stock had been reserved for future grants of options and other rights under the Iron Mountain Incorporated 1995 Stock Incentive Plan (the "Stock Incentive Plan").

    During 1997, Old Iron Mountain issued options to employees of two acquired companies to purchase 218,879 shares of Old Iron Mountain's common stock. The options replaced options held by the employees for the acquired companies' common stock. The options were accounted for as additional purchase price based on the fair value of the options when issued.

    During 1998, Old Iron Mountain assumed two existing stock option plans from an acquired company and options under the existing plans were converted into options to purchase 885,944 shares of Old Iron Mountain's common stock under such plans. No new options may be issued under these plans. The options were accounted for as additional purchase price based on the fair value of the options when issued.

                           IRON MOUNTAIN INCORPORATED

7. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods:

                                                                          WEIGHTED AVERAGE
                                                               OPTIONS     EXERCISE PRICE
                                                              ---------   ----------------
Options outstanding, December 31, 1996......................  1,144,292        $ 8.68
Granted.....................................................    703,670         17.01
Exercised...................................................   (125,711)         6.59
Canceled....................................................    (46,203)        14.73
                                                              ---------

Options outstanding, December 31, 1997......................  1,676,048         12.17
Granted.....................................................  1,173,018         12.02
Exercised...................................................   (566,615)         7.88
Canceled....................................................   (116,132)        12.36
                                                              ---------

Options outstanding, December 31, 1998......................  2,166,319         13.21
Granted.....................................................    442,043         32.07
Exercised...................................................   (263,281)        10.86
Canceled....................................................    (90,276)        20.27
                                                              ---------

Options outstanding, December 31, 1999......................  2,254,805         16.91
                                                              =========        ======

    Except for the options granted in connection with acquisitions, the stock options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. The number of shares available for grant at December 31, 1999 was 552,896.

    Effective January 1, 1996, Old Iron Mountain adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Old Iron Mountain has elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis. Had Old Iron Mountain elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss applicable to common stockholders and net loss per common share would have been increased to the pro forma amounts indicated in the table below:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Loss from continuing operations, as reported................  $(4,521)   $(3,167)   $ (1,060)
Loss from continuing operations, pro forma..................   (5,411)    (4,071)     (2,486)

Net loss applicable to common stockholders, as reported.....   (4,521)    (2,966)    (14,219)
Net loss applicable to common stockholders, pro forma.......   (5,411)    (3,870)    (15,645)

Loss from continuing operations--basic and diluted, as
  reported..................................................    (0.26)     (0.12)      (0.03)
Loss from continuing operations--basic and diluted, pro
  forma.....................................................    (0.31)     (0.15)      (0.07)

Net loss per common share--basic and diluted, as reported...    (0.26)     (0.11)      (0.43)
Net loss per common share--basic and diluted, pro forma.....    (0.31)     (0.14)      (0.47)

                           IRON MOUNTAIN INCORPORATED

7. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    The weighted average fair value of options granted in 1997, 1998 and 1999 was $11.06, $8.92 and $12.31 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

ASSUMPTION                                                      1997        1998        1999
----------                                                    ---------   ---------   ---------
Expected volatility.........................................       29.2%       28.4%       31.5%
Risk-free interest rate.....................................       5.91        5.11        5.69
Expected dividend yield.....................................       None        None        None
Expected life of the option.................................  7.0 years   5.0 years   5.0 years

    The following table summarizes additional information regarding options outstanding and exercisable at December 31, 1999:

                                                       OUTSTANDING                     EXERCISABLE
                                         ---------------------------------------   --------------------
                                                         WEIGHTED
                                                         AVERAGE        WEIGHTED               WEIGHTED
                                                        REMAINING       AVERAGE                AVERAGE
               RANGE OF                              CONTRACTUAL LIFE   EXERCISE               EXERCISE
            EXERCISE PRICES               NUMBER        (IN YEARS)       PRICE      NUMBER      PRICE
---------------------------------------  ---------   ----------------   --------   ---------   --------
$0.75 to $0.87.........................     24,230          7.0          $ 0.87       24,230    $ 0.87
$4.32 to $5.77.........................    395,144          2.9            4.68      394,354      4.68
$6.63 to $9.10.........................    140,979          4.9            8.25      111,492      8.23
$10.25 to $10.94.......................    600,547          5.4           10.42      382,987     10.47
$17.17 to $25.03.......................    564,559          7.6           21.67      205,086     21.45
$26.79 to $33.63.......................    529,346          9.4           31.37       27,005     27.77
                                         ---------          ---          ------    ---------    ------
                                         2,254,805          6.4          $16.91    1,145,154    $10.43
                                         =========          ===          ======    =========    ======

8. INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED

    In accordance with SFAS No. 128, basic income (loss) per common share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all dilutive potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

                           IRON MOUNTAIN INCORPORATED

8. INCOME (LOSS) PER COMMON SHARE--BASIC AND DILUTED (CONTINUED)
    Income (loss) per common share--basic and diluted has been calculated as follows:

                                                                1997       1998       1999
                                                              --------   --------   --------
Loss from continuing operations.............................  $(4,521)   $(3,167)   $ (1,060)
Income from discontinued operations.........................       --        201         241
Loss on sale of discontinued operations.....................       --         --     (13,400)
                                                              -------    -------    --------
Net loss applicable to common stockholders..................  $(4,521)   $(2,966)   $(14,219)
                                                              =======    =======    ========

Income (loss) per common share--basic and diluted:
Loss from continuing operations.............................  $ (0.26)   $ (0.12)   $  (0.03)
Income (Loss) from discontinued operations..................       --       0.01       (0.40)
                                                              -------    -------    --------
Net loss applicable to common stockholders..................  $ (0.26)   $ (0.11)   $  (0.43)
                                                              =======    =======    ========

Weighted average common shares outstanding (in
  thousands)--basic and diluted.............................   17,172     27,470      33,345
                                                              =======    =======    ========

    Because their effect is antidilutive, 1,676,048, 2,166,319 and 2,254,805 shares of potential common stock underlying outstanding options have been excluded from the above calculation for the years ended December 31, 1997, 1998 and 1999, respectively.

9. DISCONTINUED OPERATIONS

    In June 1999, in order to focus on its records and information management services ("RIMS") business, Old Iron Mountain decided to sell its information technology staffing business ("IT Staffing"), Arcus Staffing Resources, Inc. ("Arcus Staffing"), which was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. ("Arcus Group"). Effective November 1, 1999, Old Iron Mountain completed the sale of substantially all of the assets of Arcus Staffing. The terms of the sale include contingent payments for a period of 18 months which may result in a revision of the recorded loss during 2000 or 2001. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the sale of Arcus Staffing was accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations were segregated from Old Iron Mountain's continuing operations and reported as a separate line item on Old Iron Mountain's consolidated statement of operations. The following table sets forth the revenue and net income from discontinued operations for the years ended December 31, 1998 and the ten months ended October 31, 1999:

                                                              1998       1999
                                                            --------   --------
Revenues..................................................  $39,551    $35,455
Income from Discontinued Operations, net of tax benefit...      201        241

    Old Iron Mountain has recorded an estimated loss on the sale of Arcus Staffing of $13,400. The estimated loss is comprised of a write-off of nondeductible and deductible goodwill, a deferred tax benefit and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the date of disposition.

                           IRON MOUNTAIN INCORPORATED

10. INCOME TAXES

    Old Iron Mountain accounts for income taxes in accordance with SFAS
No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities.

    The components of income (loss) from continuing operations before provision (benefit) for income taxes and minority interest are:

                                                       1997       1998       1999
                                                     --------   --------   --------
Domestic...........................................  $(4,601)    $3,391     $7,606
Foreign............................................       --         --      2,235
                                                     -------     ------     ------
                                                     $(4,601)    $3,391     $9,841
                                                     =======     ======     ======

    Old Iron Mountain has estimated federal net operating loss carryforwards of approximately $59,000 at December 31, 1999 to reduce future federal income taxes, if any, which begin to expire in 2005. The preceding net operating loss carryforwards do not include preacquisition net operating loss carryforwards of Arcus Group. Any tax benefit related to these loss carryforwards will be recorded as a reduction of goodwill, if and when realized. Old Iron Mountain also has estimated state net operating loss carryforwards of approximately $25,000 to reduce future state income taxes, if any. Additionally, Old Iron Mountain has alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Deferred Tax Assets:
  Accrued liabilities...................................  $  8,033   $  8,812
  Deferred rent.........................................     3,767      4,316
  Net operating loss carryforwards......................    16,759     21,857
  AMT credit............................................       587        587
  Other.................................................     6,151      6,606
                                                          --------   --------
                                                            35,297     42,178
  Valuation Allowance...................................    (4,369)        --
                                                          --------   --------
                                                            30,928     42,178
                                                          --------   --------
Deferred Tax Liabilities:
  Other assets, principally due to differences in
    amortization........................................    (6,389)    (9,727)
  Plant and equipment, principally due to differences in
    depreciation........................................   (22,284)   (29,619)
  Customer acquisition costs............................    (3,824)    (6,564)
                                                          --------   --------
                                                           (32,497)   (45,910)
                                                          --------   --------
  Net deferred tax liability............................  $ (1,569)  $ (3,732)
                                                          ========   ========

                           IRON MOUNTAIN INCORPORATED

10. INCOME TAXES (CONTINUED)
    Old Iron Mountain receives a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise, which is included in the net operating loss carryforwards above. A valuation allowance was recorded in 1998 for this tax asset because of the uncertainty of its realization. The valuation allowance was reversed in 1999 and the tax benefit credited to paid in capital or, for options granted in connection with acquisitions, to goodwill.

    Old Iron Mountain and its U.S. subsidiaries file a consolidated federal income tax return. The provision (benefit) for income tax consists of the following components:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Federal--current............................................   $  --      $   --    $    --
Federal--deferred...........................................    (459)      4,509      6,304
State--current..............................................     399         505        645
State--deferred.............................................     (20)      1,544      2,041
Foreign.....................................................      --          --      1,589
                                                               -----      ------    -------
                                                               $ (80)     $6,558    $10,579
                                                               =====      ======    =======

    A reconciliation of total income tax expense (benefit) and the amount computed by applying the federal income tax rate of 34% to income (loss) before income taxes is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Computed "expected" tax provision (benefit).................  $(1,564)    $1,153    $ 3,346
Increase in income taxes resulting from:
  State taxes (net of federal tax benefit)..................      250      1,367      1,726
  Nondeductible goodwill amortization.......................    1,221      3,675      5,025
  Foreign tax rate and tax law differential.................       --         --        104
  Other, net................................................       13        363        378
                                                              -------     ------    -------
                                                              $   (80)    $6,558    $10,579
                                                              =======     ======    =======

                           IRON MOUNTAIN INCORPORATED

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

QUARTER ENDED                                         MARCH 31   JUNE 30    SEPT. 30   DEC. 31
-------------                                         --------   --------   --------   --------
1998
Revenues............................................  $ 89,056   $ 93,464   $ 98,544   $102,897
Gross profit........................................    44,139     46,708     49,038     51,963
Loss from continuing operations.....................      (548)      (395)    (1,019)    (1,205)
Net loss............................................      (314)      (261)    (1,069)    (1,322)
Loss per common share from continuing
  operations--basic and diluted.....................     (0.02)     (0.01)     (0.04)     (0.05)
Net loss per common share--basic and diluted........     (0.01)     (0.01)     (0.04)     (0.05)

1999
Revenues............................................  $109,371   $131,765   $136,907   $141,506
Gross profit........................................    54,936     65,598     67,681     70,404
Income (Loss) from continuing operations............      (248)    (1,395)       999       (416)
Net loss............................................      (149)   (10,653)    (3,001)      (416)
Income (Loss) per common share from continuing
  operations--basic and diluted.....................     (0.01)     (0.04)      0.03      (0.01)
Net loss per common share--basic and diluted........     (0.01)     (0.32)     (0.08)     (0.01)

12. SEGMENT INFORMATION

    On December 31, 1998, Old Iron Mountain adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131"). The new rules establish revised standards for public companies relating to the reporting of financial and descriptive information about their operating segments in financial statements. The adoption of SFAS 131 did not have a material effect on Old Iron Mountain's financial statements.

    During 1998, Old Iron Mountain classified its operations into two fundamental businesses: RIMS and IT Staffing. The reportable segments were managed separately since each business has different economic characteristics based on the differing customer requirements and the nature of the services provided. In June 1999, Old Iron Mountain decided to sell its IT Staffing business, Arcus Staffing, as discussed in Note 9 of Notes to Consolidated Financial Statements. The results of operations of Arcus Staffing have been classified and reported as discontinued operations in Old Iron Mountain's statements of operations. Consequently, Old Iron Mountain now operates in a single segment, the RIMS business.

                           IRON MOUNTAIN INCORPORATED

12. SEGMENT INFORMATION (CONTINUED)
    Information as to Old Iron Mountain's operations in different geographical areas is as follows:

                                                          1998        1999
                                                        --------   ----------
        Revenues:
United States.........................................  $381,959   $  487,931
International.........................................     2,002       31,618
                                                        --------   ----------
    Total Revenues....................................  $383,961   $  519,549
                                                        ========   ==========
        Long-lived Assets:
United States.........................................  $822,963   $1,018,943
International.........................................       485      154,605
                                                        --------   ----------
    Total Long-lived Assets...........................  $823,448   $1,173,548
                                                        ========   ==========

    Information is not provided for 1997 because Old Iron Mountain had no international operations in that year.

13. COMMITMENTS AND CONTINGENCIES

    a. Leases

    Old Iron Mountain leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. Old Iron Mountain also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $29,332, $47,049 and $59,113 for the years ended December 31, 1997, 1998 and 1999, respectively.

    Minimum future lease payments are as follows:

YEAR                                                          OPERATING
----                                                          ---------
2000........................................................  $ 61,179
2001........................................................    57,407
2002........................................................    53,824
2003........................................................    47,796
2004........................................................    41,738
Thereafter..................................................   178,595
                                                              --------
Total minimum lease payments................................  $440,539
                                                              ========

    Included in the lease commitments disclosed in the preceding paragraph are certain five-year operating lease agreements signed in 1998 and 1999 for specified records storage warehouses. At the end of the lease term, Old Iron Mountain, at its option, may: (i) negotiate a renewal of the lease;
    (ii) purchase the properties at a price equal to the lessor's original cost (approximately $32.9 million); or (iii) allow the lease to expire and cause the properties to be sold. Old Iron Mountain's ability to cause the properties to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, Old Iron Mountain would receive any excess of the net sales proceeds over the

                           IRON MOUNTAIN INCORPORATED

13. COMMITMENTS AND CONTINGENCIES (CONTINUED) properties' original cost. In the event that the net sales proceeds are less than 85% of the properties' original cost, Old Iron Mountain would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount.

    b. Facility Fire

    In March 1997, Old Iron Mountain experienced three fires, all of which authorities have determined were caused by arson. These fires resulted in damage to one and destruction of Old Iron Mountain's other RIMS facility in South Brunswick Township, New Jersey.

    Some of Old Iron Mountain's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which allege negligence or other culpability on the part of Old Iron Mountain. Old Iron Mountain has received notices of claims and lawsuits filed by customers and abutters seeking damages against Old Iron Mountain and to rescind their written contracts with Old Iron Mountain. Old Iron Mountain denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. Old Iron Mountain is also pursuing coverage of these claims and lawsuits with its various insurers. The claims process is lengthy and its outcome cannot be predicted with certainty.

    Based on its present assessment of the situation, management, after consultation with legal counsel, does not believe that the fires will have a material adverse effect on Old Iron Mountain's financial condition or results of operations, although there can be no assurance in this regard.

    In June 1998, Old Iron Mountain settled several insurance claims, including a significant claim under its business interruption policy, related to the fires. Other income, net, for the year ended December 31, 1998 includes a $1.7 million gain related to the settlement.

    c. Other Litigation

    Old Iron Mountain is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on Old Iron Mountain's financial condition or results of operations.

14. RELATED PARTY TRANSACTIONS

    Old Iron Mountain leases space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1997, 1998 and 1999, Schooner paid Old Iron Mountain rent totaling $85, $90 and $94, respectively. Prior to 1999, Old Iron Mountain leased one facility from a landlord who was a related party. Total rental payments for the years ended December 31, 1997 and 1998 for this facility totaled $99 each year. In the opinion of management, both of these leases were entered into at market prices and terms.

                           IRON MOUNTAIN INCORPORATED

15. EMPLOYEE BENEFIT PLANS

    a. Profit Sharing Retirement Plan

    Old Iron Mountain has a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 20% of compensation per pay period up to the amount allowed by the Internal Revenue Code. Old Iron Mountain makes matching contributions based on the amount of an employee's contribution, according to a schedule as described in the plan documents. Old Iron Mountain has expensed $642, $910 and $1,890 for the years ended December 31, 1997, 1998 and 1999, respectively.

    b. Employee Stock Purchase Plan

    On March 23, 1998, Old Iron Mountain introduced an employee stock purchase plan (the "Plan"), which is available for participation by substantially all employees who have met certain service requirements. The Plan was approved by the shareholders of Old Iron Mountain on May 28, 1998 and commenced operations on October 1, 1998. The Plan provides a way for eligible employees of Old Iron Mountain to become shareholders of Old Iron Mountain on favorable terms. The Plan provides for the purchase of up to 375,000 shares of Old Iron Mountain's common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees are granted options to acquire Old Iron Mountain's common stock. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase common stock of Old Iron Mountain. The price for shares purchased under the Plan is 85% of their market price at either the beginning or the end of the offering period, whichever is lower.

    The first offering period commenced on October 1, 1998 and expired on September 30, 1999. The second offering period of the Plan commenced on October 1, 1999 and will expire on March 31, 2000. With respect to the first offering period, participants are not permitted to sell or assign any common stock acquired under the Plan until October 2, 2000. Effective as of the second offering period, restrictions on the transfer of common stock acquired under the Plan have been eliminated. There were 0 and 50,907 shares purchased under the Plan for the years ended December 31, 1998 and 1999, respectively.

16. NONCASH TRANSACTIONS

    Old Iron Mountain used the following as part of the consideration paid for certain acquisitions:

                                                                1997       1998       1999
                                                              --------   --------   --------
Fair Value of Common Stock Issued...........................  $85,863    $51,448    $46,000
Fair Value of Options Issued................................    3,071     15,655         --
Fair Value of Certain Net Assets of Businesses Previously
  Acquired..................................................       --      3,000      2,489

    In December 1998, Old Iron Mountain entered into a foreign currency exchange agreement and has recorded an asset and a liability based upon the exchange rates as of December 31, 1998. A cash settlement of the agreement occurred in January 1999.

                           IRON MOUNTAIN INCORPORATED

16. NONCASH TRANSACTIONS (CONTINUED)
    During 1997, $3,086 of property and equipment, destroyed in a fire, was transferred to a receivable from insurance company.

    See Note 6 for liabilities assumed in acquisitions.

17. SUBSEQUENT EVENTS

    a. Completed Acquisitions

    On February 1, 2000, Old Iron Mountain completed the acquisition of Pierce Leahy Corp. ("Pierce Leahy") in a stock-for-stock merger valued at approximately $1.1 billion. The acquisition was structured as a reverse merger with Pierce Leahy being the surviving legal entity and immediately changing its name to Iron Mountain Incorporated (the "Company"). Based on the number of shares of Old Iron Mountain and Pierce Leahy common stock outstanding immediately prior to the completion of the merger, immediately after the merger former stockholders of Old Iron Mountain owned approximately 65% of the Company's Common Stock. Because of this share ownership, Old Iron Mountain is considered the acquiring entity for accounting purposes. The total consideration for this transaction was comprised of: (i) approximately 18.8 million shares of the Company's Common Stock with a fair value of approximately $444 million; (ii) options to acquire approximately 1.5 million shares of the Company's Common Stock with a fair value of approximately $25 million; (iii) assumption of Pierce Leahy debt with a fair value of approximately $579 million; and (iv) incurrence of approximately $4 million of capitalized transaction costs. The acquisition will be accounted for as a purchase.

    In addition, in January 2000, Old Iron Mountain acquired one, and in February 2000, the Company acquired another, records management business for total consideration of approximately $11.7 million in cash. The acquisitions will be accounted for using the purchase method of accounting.

    b. Pending Acquisition (Unaudited)

    In February 2000, the Company entered into an agreement to acquire all of the assets of a RIMS business for aggregate consideration of approximately $54 million in cash. The acquisition, which is subject to customary closing conditions, is expected to close in May 2000, though there can be no assurances in this regard, and will be accounted for as a purchase.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Iron Mountain Incorporated (a Delaware corporation) for each of the three years in the period ended December 31, 1999 and have issued our report thereon dated February 28, 2000. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. We did not audit the financial statements of Iron Mountain Europe Limited as of October 31, 1999. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors. The supplemental schedule listed in the accompanying index is the responsibility of the Iron Mountain Incorporated's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, based on our audit and the report of other auditors, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 28, 2000

                                  SCHEDULE II

                           IRON MOUNTAIN INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                                                                       BALANCE AT
                                                BALANCE AT                                               END OF
                                               BEGINNING OF   CHARGED TO      OTHER                       THE
YEAR ENDED DECEMBER 31,                          THE YEAR      EXPENSE     ADDITIONS(1)   DEDUCTIONS      YEAR
-----------------------                        ------------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts and
  credit memos:
1997.........................................     $1,061        $  874         $483         $  (489)     $1,929
1998.........................................      1,929         1,730          834          (1,177)      3,316
1999.........................................      3,316         2,733          336            (645)      5,740

                                                                                                       BALANCE AT
                                               BALANCE AT                                                END OF
                                              BEGINNING OF                                                THE
YEAR ENDED DECEMBER 31,                         THE YEAR     ADDITIONS   DEDUCTIONS   ADJUSTMENTS(2)      YEAR
-----------------------                       ------------   ---------   ----------   --------------   ----------
Reserve for restructuring activities:
1997........................................     $1,340       $ 6,574      $(2,163)      $  (308)        $ 5,443
1998........................................      5,443        11,368       (4,690)       (1,639)         10,482
1999........................................     10,482         4,234       (4,843)         (533)          9,340

------------------------------

(1) Includes allowance of businesses acquired during the year as described in
    Note 6 of Notes to Consolidated Financial Statements.

(2) The adjustments represent changes to goodwill as a result of management's finalizing its restructuring plan within one year of each acquisition.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iron Mountain Incorporated (formerly known as Pierce Leahy Corp.):

    We have audited the accompanying consolidated balance sheets of Pierce Leahy Corp. (a Pennsylvania corporation) and Subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended
December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Pierce Leahy Corp. and Subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.
February 22, 2000

                               PIERCE LEAHY CORP.

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                 DECEMBER 31,
                                                              -------------------
                                                                1998       1999
                                                              --------   --------
                           ASSETS
Current Assets:
  Cash......................................................  $  2,312   $  2,265
  Accounts receivable (less allowance of $3,650 and $3,378
    as of 1998
    and 1999, respectively).................................    43,063     54,051
  Prepaid expenses and other................................     2,185      3,537
  Deferred income taxes.....................................     4,402      4,340
                                                              --------   --------

      Total Current Assets..................................    51,962     64,193
                                                              --------   --------

  Property, Plant and Equipment.............................   297,216    361,401
    Less-Accumulated depreciation...........................   (67,522)   (85,367)
                                                              --------   --------
      Net Property, Plant, and Equipment....................   229,694    276,034
                                                              --------   --------

  Other Assets:
    Goodwill, net...........................................   319,763    351,138
    Customer acquisition costs, net.........................    23,637     33,836
    Deferred financing costs, net...........................    11,311     11,017
    Other...................................................    30,091     24,248
                                                              --------   --------

      Total other assets....................................   384,802    420,239
                                                              --------   --------

      Total Assets..........................................  $666,458   $760,466
                                                              ========   ========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $  3,583   $ 22,800
  Accounts payable..........................................    11,663     13,140
  Accrued expenses..........................................    40,931     47,287
  Deferred income...........................................    11,932     15,162
                                                              --------   --------

      Total Current Liabilities.............................    68,109     98,389

  Long-Term Debt, net of current portion....................   514,362    563,997
  Deferred Rent.............................................     5,856      7,192
  Deferred Income Taxes.....................................    15,036     21,080
  Commitments and Contingencies (Note 7)
  Shareholders' Equity:
    Common stock............................................       170        170
    Additional paid-in capital..............................    82,350     82,597
    Cummulative translation adjustment......................       (10)      (470)
    Accumulated deficit.....................................   (19,415)   (12,489)
                                                              --------   --------

      Total Shareholders' Equity............................    63,095     69,808
                                                              --------   --------

      Total Liabilities and Shareholders' Equity............  $666,458   $760,466
                                                              ========   ========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Revenues:
  Storage...................................................  $107,879    $153,533    $190,095
  Service and storage material sales........................    75,638     116,767     152,167
                                                              --------    --------    --------
      Total revenues........................................   183,517     270,300     342,262
                                                              --------    --------    --------
Operating Expenses:
  Cost of sales, excluding depreciation and amortization....   101,940     154,435     191,510
  Selling, general and administrative.......................    30,070      36,994      45,856
  Depreciation and amortization.............................    21,528      35,772      43,655
  Foreign currency exchange.................................       702       7,907      (7,473)
  Special compensation charge...............................     1,752          --          --
  Merger-related expenses...................................        --          --       2,361
                                                              --------    --------    --------
      Total operating expenses..............................   155,992     235,108     275,909
                                                              --------    --------    --------
      Operating income......................................    27,525      35,192      66,353
Interest Expense............................................    29,262      42,864      52,363
                                                              --------    --------    --------
      Income (loss) before income taxes and extraordinary
        charge..............................................    (1,737)     (7,672)     13,990
Income Taxes................................................     7,424       3,318       6,290
                                                              --------    --------    --------
      Income (loss) before extraordinary charge.............    (9,161)    (10,990)      7,700
Extraordinary Charge--loss on early extinguishment of debt,
  net of $4,014 tax benefit in 1997.........................     6,036          --          --
                                                              --------    --------    --------
Net Income (Loss)...........................................   (15,197)    (10,990)      7,700
Preferred Stock Dividend and Accretion......................        --          --         774
                                                              --------    --------    --------
Net Income (Loss) Applicable to Common Shareholders.........  $(15,197)   $(10,990)   $  6,926
                                                              ========    ========    ========
Basic and Diluted Earnings Per Common Share:
  Income (loss) before extraordinary charge.................  $  (0.62)   $  (0.59)   $   0.37
  Extraordinary charge......................................     (0.41)         --          --
                                                              --------    --------    --------
  Basic income (loss) per common share......................  $  (1.03)   $  (0.59)   $   0.37
                                                              ========    ========    ========
  Diluted income (loss) per common share....................  $  (1.03)   $  (0.59)   $   0.35
                                                              ========    ========    ========
Shares used in computing basic income (loss) per common
  share.....................................................    14,724      18,486      18,766
                                                              ========    ========    ========
Shares used in computing diluted income (loss) per common
  share.....................................................    14,724      18,486      19,525
                                                              ========    ========    ========
Pro Forma Data (Unaudited) (Note 2):
  Historical net loss before income taxes and extraordinary
    charge..................................................  $ (1,737)
  Pro forma provision for income taxes......................     1,452
  Extraordinary charge, net of tax..........................     6,036
                                                              ---------
Pro forma net loss applicable to common shareholders........  $ (9,225)
                                                              =========
Pro forma basic and diluted net loss per common share
  Loss before extraordinary charge..........................     (0.22)
  Extraordinary charge......................................     (0.41)
                                                              ---------
Pro forma basic and diluted net loss per common share.......  $  (0.63)
                                                              =========
Shares used in computing pro forma basic and diluted net
  loss per common share.....................................    14,724
                                                              =========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                      ACCUMULATED
                                                          ADDITIONAL                     OTHER
                                                COMMON     PAID-IN     ACCUMULATED   COMPREHENSIVE
                                                STOCK      CAPITAL       DEFICIT         ITEMS        TOTAL
                                               --------   ----------   -----------   -------------   --------
Balance, December 31, 1996...................    $ --      $     24      $(25,462)       $  --       $(25,438)

  Comprehensive Income--

    Net loss.................................      --            --       (15,197)          --        (15,197)

    Foreign currency translation
      adjustment.............................      --            --            --         (309)          (309)
                                                                                                     --------

      Total Comprehensive Loss...............                                                         (15,506)

  Transfer of accumulated deficit to
    additional paid-in capital upon
    conversion from S Corporation to C
    Corporation..............................      --       (32,234)       32,234           --             --

  Stock split and recapitalization...........     105          (105)           --           --             --

  Net proceeds from initial public offering
    of common stock..........................      57        93,551            --           --         93,608

  Accelerated vesting of stock options.......      --         1,752            --           --          1,752

  Issuance of common stock for
    acquisitions.............................       3         4,904            --           --          4,907
                                                 ----      --------      --------        -----       --------

Balance, December 31, 1997...................     165        67,892        (8,425)        (309)        59,323

  Comprehensive Income--

    Net loss.................................      --            --       (10,990)          --        (10,990)

    Foreign currency translation
      adjustment.............................      --            --            --          299            299
                                                                                                     --------

      Total Comprehensive Loss...............                                                         (10,691)

  Issuance of common stock for
    acquisitions.............................       5        14,404            --           --         14,409

  Stock option exercise......................      --            54            --           --             54
                                                 ----      --------      --------        -----       --------

Balance, December 31, 1998...................     170        82,350       (19,415)         (10)        63,095

  Comprehensive Income--

    Net income...............................      --            --         7,700           --          7,700

    Foreign currency translation
      adjustment.............................      --            --            --         (460)          (460)
                                                                                                     --------

      Total Comprehensive Income.............                                                           7,240

  Stock option exercise......................      --           247            --           --            247

  Accretion of redeemable preferred stock....      --            --          (774)          --           (774)
                                                 ----      --------      --------        -----       --------

Balance, December 31, 1999...................    $170      $ 82,597      $(12,489)       $(470)      $ 69,808
                                                 ====      ========      ========        =====       ========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Cash Flows from Operating Activities:
  Net income (loss).........................................  $(15,197)   $(10,990)   $  7,700
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Extraordinary item......................................     6,036          --          --
    Special compensation charge.............................     1,752          --          --
    Depreciation and amortization...........................    21,528      35,772      43,655
    Amortization of deferred financing costs................     1,069       1,393       1,624
    Gain (loss) on sale of property and equipment...........       (44)         16        (222)
    Deferred income tax provision...........................     7,241       3,322       6,290
    Change in deferred rent.................................     1,042       1,280       1,141
    Foreign currency adjustment.............................       702       7,907      (7,473)
  Changes in Assets and Liabilities (exclusive of
    acquisitions):
    (Increase) decrease in--
      Accounts receivable, net..............................    (3,870)    (10,731)     (7,565)
      Inventory, prepaid expenses and other.................    (1,291)      1,180        (717)
      Other assets..........................................       746       2,296       1,723
    Increase in--
      Accounts payable......................................       185       2,545         652
      Accrued expenses......................................     1,872       4,457       3,110
      Deferred income.......................................       330          25       1,326
                                                              --------    --------    --------
        Net Cash Provided by Operating Activities...........    22,101      38,472      51,244
                                                              --------    --------    --------

Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired..........  (102,068)   (186,486)    (23,326)
  Capital expenditures......................................   (35,397)    (48,591)    (57,543)
  Customer acquisition costs................................   (10,629)    (10,921)    (17,367)
  Deposits on pending acquisitions..........................    (2,398)       (214)         --
  Increase in intangible assets.............................    (5,625)     (6,659)     (1,715)
  Payments on noncompete agreements.........................      (496)       (220)         --
  Proceeds from sale of property and equipment..............        64          60       1,168
                                                              --------    --------    --------
        Net Cash Used in Investing Activities...............  (156,549)   (253,031)    (98,783)
                                                              --------    --------    --------

Cash Flows from Financing Activities:
  Borrowings on revolving line of credit....................   156,983     183,925     112,282
  Payments on revolving line of credit......................  (139,784)    (86,771)    (64,550)
  Proceeds from issuance of long-term debt..................   120,000     128,951       6,862
  Proceeds from issuance of common stock....................    93,608          --          --
  Issuance of redeemable preferred stock....................        --          --       4,615
  Payments on long-term debt................................   (82,464)    (10,627)     (5,331)
  Payment of debt financing costs...........................    (5,230)     (2,658)     (1,185)
  Proceeds from exercise of stock options...................        --          54         247
  Payment of redeemable preferred stock dividend............        --          --        (389)
  Redemption of redeemable preferred stock..................        --          --      (5,000)
  Prepayment penalties and cancellation of warrants.........    (7,000)         --          --
                                                              --------    --------    --------
        Net Cash Provided by Financing Activities...........   136,113     212,874      47,551
                                                              --------    --------    --------
Effect of exchange rates on cash and cash equivalents.......    (1,137)      2,215         (59)
                                                              --------    --------    --------
Increase (Decrease) in Cash.................................       528         530         (47)
Cash, Beginning of Year.....................................     1,254       1,782       2,312
                                                              --------    --------    --------
Cash, End of Year...........................................  $  1,782    $  2,312    $  2,265
                                                              ========    ========    ========

Supplemental Information:
  Cash Paid for Interest....................................  $ 26,288    $ 39,013    $ 51,748
                                                              ========    ========    ========
  Cash Paid for Income Taxes................................  $     --    $     75    $    203
                                                              ========    ========    ========

   The accompanying notes are an integral part of these financial statements.

                               PIERCE LEAHY CORP.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1. NATURE OF BUSINESS

    Pierce Leahy Corp. ("Pierce Leahy") stores and services business records for customers throughout the United States, Canada and the United Kingdom. Pierce Leahy also sells storage containers and provides records management consulting services, imaging services and marketing literature storage and fulfillment services.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Principles of Consolidation

    The consolidated financial statements include the accounts of Pierce Leahy Corp. and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

    b.  Use of Estimates

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

    c.  Property, Plant and Equipment

    Property, plant and equipment are stated at cost. Depreciation is provided using straight-line and accelerated methods over the estimated useful lives of the assets.

                                                               DECEMBER 31,
                                                            -------------------
                                                 LIFE         1998       1999
                                              -----------   --------   --------
Land........................................           --   $ 16,785   $ 19,883
Buildings and improvements..................  10-40 years    107,210    122,036
Warehouse equipment (primarily shelving)....  12-20 years    131,090    158,545
Data processing equipment and software......  7 years         24,063     29,604
Furniture and fixtures......................  7 years          6,688      7,885
Transportation equipment....................  5 years          9,125      9,905
Construction in progress....................           --      2,255     13,543
                                                            --------   --------
                                                             297,216    361,401
Less-Accumulated depreciation...............                 (67,522)   (85,367)
                                                            --------   --------
  Net property, plant and equipment.........                $229,694   $276,034
                                                            ========   ========

    Depreciation expense was $9,599, $15,127 and $16,781 for the years ended December 31, 1997, 1998 and 1999, respectively.

    In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Software Developed or Obtained for Internal Use." This statement requires that certain costs related to the development or purchase of internal-use software be

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) capitalized and amortized over the estimated useful life of the software and also requires that costs related to the preliminary project stage and post-implementation/operations stage in an internal-use computer software development project be charged to expense as incurred. Pierce Leahy adopted SOP 98-1 effective January 1, 1999 and charged $451 of costs to expense in 1999 that would have been capitalized under the previous policy.

    d.  Goodwill

    Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, estimated at 30 years. Pierce Leahy assesses the recoverability of goodwill, as well as other long-lived assets, based upon expectations of future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." At December 31, 1999, no adjustment of the carrying values of long-lived assets was necessary. As of December 31, 1998 and 1999, goodwill was $337,409 and $381,449, respectively, and accumulated amortization of goodwill was $17,646 and $30,311, respectively.

    e.  Customer Acquisition Costs

    The unreimbursed costs of moving the records of new customers into Pierce Leahy facilities and sales commissions related to new customers contracts have been capitalized and are included in other assets in the accompanying balance sheets. All such costs are being amortized on a straight-line basis over six years, which represents the average initial contract term. Pierce Leahy assesses whether amortization using a six year average initial contract term varies significantly from using a specific contract basis. Such difference has not been material. As of December 31, 1998 and 1999, those costs were $37,033 and $54,603, respectively, and accumulated amortization of those costs were $13,396 and $20,767, respectively.

    f.  Deferred Financing costs

    Deferred financing costs are amortized over the term of the related debt using the straight-line method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1998 and 1999, deferred financing costs were $13,825 and $15,169, respectively, and accumulated amortization of those costs were $2,514 and $4,152, respectively.

    g.  Deferred Rent

    Certain Pierce Leahy leases for warehouse space provide for scheduled rent increases over the lease terms. Pierce Leahy recognizes rent expense on a straight-line basis over the lease terms, with the excess rent charged to expense over the amount paid recorded as deferred rent in the accompanying balance sheets.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    h.  Accrued Expenses

                                                               DECEMBER 31,
                                                            -------------------
                                                              1998       1999
                                                            --------   --------
Accrued salaries and commissions..........................  $ 4,863    $ 7,259
Accrued vacation and other absences.......................    5,646      6,549
Accrued interest..........................................   14,312     13,538
Other.....................................................   16,110     19,941
                                                            -------    -------
                                                            $40,931    $47,287
                                                            =======    =======

    i.  Health Insurance Reserve

    Pierce Leahy self-insures for benefit claims under a health insurance plan provided to employees. The self-insurance was limited to $100 in claims per insured individual per year for both 1998 and 1999, and a liability for claims incurred but not reported is reflected in the accompanying balance sheets. Specific stop-loss insurance coverage is maintained to cover claims in excess of the coverage per insured individual per year.

    j.  Income Taxes

    Prior to July 1, 1997, Pierce Leahy was an S Corporation for federal and state income tax purposes, and, accordingly, income and losses were passed through to the shareholders and taxed at the individual level. On July 1, 1997, in connection with Pierce Leahy's initial public offering, Pierce Leahy terminated its S Corporation election and currently is subject to federal and state income taxes.

    Pierce Leahy applies SFAS No. 109, "Accounting for Income Taxes," which requires the liability method of accounting for income taxes. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences, measured by enacted tax rates, attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards, for years in which taxes are expected to be paid or recovered.

    k.  Revenue Recognition

    Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Deferred income represents amounts invoiced for storage services in advance of the rendering of the services. The costs of storage and service revenues are not separately distinguishable, as the revenue producing activities are interdependent and costs are not directly attributable or allocable in a meaningful way to those activities.

    l.  Merger-Related Expenses

    Merger-related expenses in 1999 represent primarily non-capitalizable expenses directly related to Pierce Leahy's merger with Iron Mountain Incorporated, a Delaware corporation ("Old Iron Mountain"). These expenses consist primarily of financial advisor, legal, accounting and consulting fees, SEC filing fees and other transaction-related costs.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    m. Foreign Currency

    The balance sheets of Pierce Leahy Canada Company and Archivex Limited, Pierce Leahy's Canadian subsidiaries, and the balance sheet of Pierce Leahy Europe Limited, Pierce Leahy's U.K. subsidiary, are translated into U.S. dollars using the rate of exchange at period end. The statements of operations for the Canadian and U.K. subsidiaries are translated into U.S. dollars using the average exchange rate for the period. Net unrecognized exchange gains or losses resulting from the translation of the balance sheets are accumulated and included as comprehensive income (loss) on the statement of shareholders' equity. Exchange gains and losses are recognized during the period, including those related to the U.S. dollar denominated 8 1/8% Senior Notes of Pierce Leahy Canada Company due in 2008, and are included in Pierce Leahy's consolidated statements of operations.

    n.  Comprehensive Income

    In 1998, Pierce Leahy adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS No. 130 requires the reporting and disclosure of comprehensive income, and the components that apply to Pierce Leahy include net income and foreign currency translation adjustments. Pierce Leahy reports comprehensive income in the consolidated statement of shareholders' equity. The prior year financial statements have been restated to conform to the reporting requirements of SFAS No. 130.

    o.  Pro Forma Basic and Diluted Net Loss Per Share

    Prior to July 1, 1997, Pierce Leahy was an S Corporation for federal and state income tax purposes. The pro forma income tax provision for 1997 reflects taxes that would have been recorded on the historical loss before income taxes, at an effective rate of 39%, had Pierce Leahy not been an S Corporation during such period. The basic and diluted pro forma net loss per share is computed by dividing pro forma net loss by the weighted average number of shares outstanding during the period.

    All share and per share data has been restated to reflect the stock dividend of one-tenth of a share of common stock for each share of common stock outstanding that was paid on January 14, 2000.

    p.  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued SFAS No.133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000. Management has not yet completed its assessment of the effects of this pronouncement.

    q.  Reclassification

    The prior year financial statements have been reclassified to conform with the current year presentation.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. LONG-TERM DEBT

    Long-term debt consists of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
11 1/8% Senior Subordinated Notes due 2006..............  $130,000   $130,000
9 1/8% Senior Subordinated Notes due 2007...............   120,000    120,000
8 1/8% Senior Notes due 2008............................   134,537    134,574
U.S. Revolver...........................................   118,000    159,500
Canadian Revolver.......................................        --      6,232
Mortgage Notes..........................................     7,368     11,084
Seller Notes............................................     3,475     17,862
Other...................................................     4,565      7,545
                                                          --------   --------
                                                           517,945    586,797
Less-Current portion....................................    (3,583)   (22,800)
                                                          --------   --------
                                                          $514,362   $563,997
                                                          ========   ========

    a.  11 1/8% Senior Subordinated Notes due 2006

    In July 1996, Pierce Leahy issued $200,000 of Senior Subordinated Notes in a private offering that were later exchanged for registered notes with substantially identical terms (the "1996 Notes"). The 1996 Notes are general unsecured obligations of Pierce Leahy, subordinated in right of payment to senior indebtedness of Pierce Leahy and senior in right of payment to any current or future subordinated indebtedness. The 1996 Notes are guaranteed by the U.S. subsidiaries of Pierce Leahy and secured by a second lien on 65% of the stock of Pierce Leahy's Canadian subsidiaries. The 1996 Notes mature on
July 15, 2006, and bear interest at 11 1/8% per year, payable semiannually in arrears on January 15 and July 15. The proceeds from the sale of the 1996 Notes were used to retire certain existing indebtedness of Pierce Leahy under its previous credit facilities, to purchase certain properties from related party partnerships, to redeem stock from a shareholder, to fund an acquisition and for general corporate purposes. Upon completion of Pierce Leahy's initial public offering of its common stock in July 1997 (see Note 5), Pierce Leahy exercised an option to redeem $70,000 principal amount of the 1996 Notes. The resulting $7,000 prepayment penalty along with the write-off of a portion of the unamortized deferred financing costs of $3,050, net of an income tax benefit of $4,014, was recorded as an extraordinary charge in the accompanying consolidated statements of operations.

    b.  9 1/8% Senior Subordinated Notes due 2007

    In July 1997, Pierce Leahy issued $120,000 of Senior Subordinated Notes (the "1997 Notes") in a public offering. The 1997 Notes are general unsecured obligations of Pierce Leahy, subordinated in right of payment to the senior indebtedness of Pierce Leahy and senior in right of payment to any current or future subordinated indebtedness. The 1997 Notes are guaranteed by the U.S. subsidiaries of Pierce Leahy and secured by a third lien on 65% of the stock of Pierce Leahy's Canadian subsidiaries. The 1997 Notes are equal in right of payment with the 1996 Notes. The 1997 Notes mature on July 7, 2007, and bear interest at 9 1/8% per year, payable semiannually in arrears on January 15 and July 15. The proceeds from the sale of

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. LONG-TERM DEBT (CONTINUED)
the 1997 Notes were used to repay outstanding borrowings under a previous credit facility and for general corporate purposes.

    c.  8 1/8% Senior Notes due 2008

    In April 1998, Pierce Leahy Canada Company, Pierce Leahy's principal Canadian subsidiary, issued $135,000 of Senior Notes in a private offering that were later exchanged for registered notes with substantially identical terms (the "1998 Notes"). The 1998 Notes are general unsecured obligations of Pierce Leahy Canada Company ranking PARI PASSU in right of payment to all existing and future senior unsecured indebtedness of Pierce Leahy Canada Company. The 1998 Notes are effectively subordinated to secured indebtedness of Pierce Leahy Canada Company to the extent of the assets securing such indebtedness. The 1998 Notes are guaranteed on a senior subordinated basis by Pierce Leahy and Pierce Leahy's U.S. subsidiaries, which guarantees are equal in right of payment with the 1996 Notes and 1997 Notes. The 1998 Notes mature on May 15, 2008, and bear interest at 8 1/8% per year, payable semi-annually in arrears in U.S. dollars on May 15 and November 15. The proceeds from the sale of the 1998 Notes were used primarily to finance the acquisition of Archivex Inc., to repay outstanding borrowings under the credit facility and for general corporate purposes.

    d.  Revolving Credit Facility

    In December 1999, Pierce Leahy amended its credit facility to provide for a revolving line of credit of U.S. $195,000 in borrowings and CDN $40,000 in borrowings for Pierce Leahy Canada Company. The credit facility is senior to all subordinated indebtedness of Pierce Leahy and is secured by substantially all of the assets of Pierce Leahy, and a first lien on 65% of the stock of Pierce Leahy's Canadian subsidiaries. Borrowings under the facility bear interest at prime plus an applicable margin, or at LIBOR plus an applicable margin, at the option of Pierce Leahy. In addition to interest and other customary fees, Pierce Leahy is obligated to remit a fee of 0.375% per year on unused commitments, payable quarterly. The aggregate available commitment under the credit facility will be reduced on a quarterly basis beginning September 30, 2001. The credit facility matures on June 30, 2004, unless previously terminated. Pierce Leahy's available borrowing capacity under the credit facility is contingent upon Pierce Leahy meeting certain financial ratios and other criteria.

    The weighted average interest rate on outstanding borrowings on the U.S. portion of the revolver at December 31, 1999 was 9.18%. The highest amount outstanding during the year ended December 31, 1999 was $159,500, the average amount outstanding during the year was $152,500, and the weighted average interest rate was 7.61%. The highest amount outstanding under the U.S. revolver during the year ended December 31, 1998 was $125,500, the average amount outstanding during the year was $79,150, and the weighted average interest rate was 7.95%.

    The weighted average interest rate on outstanding borrowings on the Canadian portion of the revolver at December 31, 1999 was 7.44%. The highest amounts outstanding during the years ended December 31, 1998 and 1999, were CDN $35,000 and $33,500, respectively. The average amounts outstanding in 1998 and 1999, respectively, were CDN $8,750 and $8,083, while the weighted average interest rates were 8.51% and 7.18%, respectively.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. LONG-TERM DEBT (CONTINUED)
    As a result of the merger with Old Iron Mountain on February 1, 2000, borrowings outstanding under the credit facility became due and payable. The credit facility was terminated when the surviving Company of the merger paid in full the outstanding balance with borrowings from the amended and restated credit facility of the combined Company after the merger.

    e.  Mortgage Notes

    In connection with the purchase of real estate and acquisitions during 1997 and 1998, Pierce Leahy assumed several mortgages on real property. The mortgages bear interest at rates ranging from 8% to 10.5% and require monthly principal and interest payments of approximately $65 per month through 2002 and $34 through 2009. During 1999, there were no mortgage notes assumed in connection with any purchase of real estate or acquisitions.

    f.  Seller Notes

    In connection with certain acquisitions completed in 1998 and 1999, notes for $3,175 and $18,923, respectively, were issued to the sellers. The notes bear interest at rates ranging from 5% to 8% per year. One of the Seller notes has an outstanding balance of $17,462 at December 31, 1999, is due on demand through 2009 and is classified as a current portion of long-term debt. The outstanding balances on the other notes at December 31, 1999 mature through 2000.

    Future scheduled principal payments on all of Pierce Leahy's long-term debt at December 31, 1999 are as follows:

2000........................................................  $ 22,800
2001........................................................     3,162
2002........................................................    33,647
2003........................................................    63,408
2004........................................................    74,982
2005 and thereafter.........................................   388,798
                                                              --------
                                                              $586,797
                                                              ========

    Pierce Leahy is in compliance with all financial and operating covenants required under all indentures and under its credit facility.

    g.  Fair Value of Financial Instruments

    For certain of Pierce Leahy's financial instruments, including accounts receivable, accounts payable, accrued expenses, mortgages, Seller notes and credit facility, management believes that the carrying amounts approximate fair value due to the short maturities.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

3. LONG-TERM DEBT (CONTINUED)

    Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, management has estimated the following fair values for Pierce Leahy's long-term debt as of December 31:

                                             1998                  1999
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT     VALUE
                                      --------   --------   --------   --------
1996 Notes..........................  $130,000   $143,650   $130,000   $139,750
1997 Notes..........................   120,000    126,000    120,000    119,400
1998 Notes..........................   134,537    133,864    134,574    125,827

4. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS, AND NON-GUARANTORS

    The 1996 Notes and the 1997 Notes are general unsecured obligations of Pierce Leahy, subordinated in right of payment to senior indebtedness of Pierce Leahy and senior in right of payment to any current or future subordinated indebtedness. The 1996 Notes and the 1997 Notes are guaranteed by Pierce Leahy's wholly-owned, domestic subsidiaries (the "Guarantors") and are secured by a second lien on 65% of the stock of Pierce Leahy's Canadian subsidiaries. The 1998 Notes are general unsecured obligations of Pierce Leahy Canada Company ranking PARI PASSU in right of payment to all existing and future senior unsecured indebtedness. The 1998 Notes are guaranteed on a senior subordinated basis by Pierce Leahy and by Pierce Leahy's U.S. subsidiaries. Pierce Leahy's Canadian subsidiaries do not guarantee the 1996 Notes or the 1997 Notes. Pierce Leahy's wholly-owned international subsidiary, Pierce Leahy Europe Limited, does not guarantee the 1996 Notes, 1997 Notes or the 1998 Notes. Together, the Canadian and international subsidiaries are termed the "Non-Guarantors" below.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS, AND NON-GUARANTORS (CONTINUED)
    The following financial data summarizes Pierce Leahy's consolidating results on the equity method of accounting as of and for the year ended December 31, 1999:

                                                                                      DECEMBER 31, 1999
                                                             --------------------------------------------------------------------
                                                              PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                             --------   ----------   --------------   ------------   ------------
                          ASSETS
Current Assets:
  Cash.....................................................  $  1,584    $    241       $    440        $      --      $  2,265
  Accounts receivable (less allowance of $3,650 and $3,378
    as of 1998 and 1999, respectively).....................    41,392          --         12,659               --        54,051
  Due from affiliates......................................     6,011      25,196         23,478          (54,685)           --
  Prepaid expenses and other...............................     2,641           4            892               --         3,537
  Deferred income taxes....................................     4,303          --             37               --         4,340
                                                             --------    --------       --------        ---------      --------
    Total Current Assets...................................    55,931      25,441         37,506          (54,685)       64,193
                                                             --------    --------       --------        ---------      --------
Property, Plant and Equipment..............................   290,339       8,855         62,207               --       361,401
  Less-Accumulated depreciation............................   (78,921)         --         (6,446)              --       (85,367)
                                                             --------    --------       --------        ---------      --------
    Net Property, Plant, and Equipment.....................   211,418       8,855         55,761               --       276,034
                                                             --------    --------       --------        ---------      --------
Other Assets:
  Goodwill, net............................................   246,967          --        104,171               --       351,138
  Customer acquisition costs, net..........................    29,514          --          4,322               --        33,836
  Deferred financing costs, net............................     8,661          --          2,356               --        11,017
  Other....................................................    33,321      (3,356)        (5,717)              --        24,248
  Long-Term note receivable from affiliates................        --     124,100             --         (124,100)           --
Investment in subsidiaries.................................   142,601          --             --         (142,601)           --
                                                             --------    --------       --------        ---------      --------
    Total other assets.....................................   461,064     120,744        105,132         (266,701)      420,239
                                                             --------    --------       --------        ---------      --------
    Total Assets...........................................  $728,413    $155,040       $198,399        $(321,386)     $760,466
                                                             ========    ========       ========        =========      ========
           LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt........................  $    999    $  3,996       $ 17,805               --      $ 22,800
  Accounts payable.........................................     9,950          --          3,190               --        13,140
  Due to affiliates........................................    23,478          --         31,207          (54,685)           --
  Accrued expenses.........................................    37,645       1,420          8,222               --        47,287
  Deferred income..........................................    12,621          --          2,541               --        15,162
                                                             --------    --------       --------        ---------      --------
    Total Current Liabilities..............................    84,693       5,416         62,965          (54,685)       98,389

Long-Term Debt, net of current portion.....................   418,481          --        145,516               --       563,997
Long-Term note payable to affiliates.......................   124,100          --             --         (124,100)           --
Deferred Rent..............................................     6,942          --            250               --         7,192
Deferred Income Taxes......................................    24,389          --         (3,309)              --        21,080

Commitments and Contingencies (Note 7)

Shareholders' Equity:
  Common stock.............................................       170          --          1,704           (1,704)          170
  Additional paid-in capital...............................    82,597      94,010          5,842          (99,852)       82,597
  Cumulative translation adjustment........................      (470)         --             --               --          (470)
Accumulated deficit........................................   (12,489)     55,614        (14,569)         (41,045)      (12,489)
                                                             --------    --------       --------        ---------      --------
  Total Shareholders' Equity...............................    69,808     149,624         (7,023)        (142,601)       69,808
                                                             --------    --------       --------        ---------      --------
  Total Liabilities and Shareholders' Equity...............  $728,413    $155,040       $198,399        $(321,386)     $760,466
                                                             ========    ========       ========        =========      ========

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                         YEAR ENDED DECEMBER 31, 1999
                                     --------------------------------------------------------------------
                                      PARENT    GUARANTORS   NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     --------   ----------   --------------   ------------   ------------
Revenues:
  Storage..........................  $161,649    $     --        $28,446        $     --       $190,095
  Service and storage material
    sales..........................   125,139          --         30,095          (3,067)       152,167
                                     --------    --------        -------        --------       --------
      Total revenues...............   286,788          --         58,541          (3,067)       342,262
                                     --------    --------        -------        --------       --------
Operating Expenses:
  Cost of sales, excluding
    depreciation and
    amortization...................   167,173          12         36,539         (12,214)       191,510
  Selling, general and
    administrative.................    28,883          12          7,814           9,147         45,856
  Depreciation and amortization....    34,861          --          8,794              --         43,655
  Foreign currency exchange........       583         (33)        (8,023)             --         (7,473)
  Merger-related expenses..........     1,903          --            458              --          2,361
                                     --------    --------        -------        --------       --------
      Total operating expenses.....   233,403          (9)        45,582          (3,067)       275,909
                                     --------    --------        -------        --------       --------
      Operating income.............    53,385           9         12,959              --         66,353
Interest Expense (Income)..........    52,873     (13,085)        12,575              --         52,363
Royalty (Income) / Expense.........    10,527     (12,244)         1,717              --             --
Equity in the (Earnings) Losses of
  Subsidiaries.....................   (25,786)         --             --          25,786             --
                                     --------    --------        -------        --------       --------
Income (loss) before income
  taxes............................    15,771      25,338         (1,333)        (25,786)        13,990
Income Taxes.......................     8,071         198         (1,979)             --          6,290
                                     --------    --------        -------        --------       --------
Net Income (Loss)..................     7,700      25,140            646         (25,786)         7,700
Preferred Stock Dividend and
  Accretion........................       774          --             --              --            774
                                     --------    --------        -------        --------       --------
Net Income (Loss) Applicable to
  Common Shareholders..............  $  6,926    $ 25,140        $   646        $(25,786)      $  6,926
                                     ========    ========        =======        ========       ========

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

4. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                           YEAR ENDED DECEMBER 31, 1999
                                                       ---------------------------------------------------------------------
                                                        PARENT    GUARANTORS    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                       --------   -----------   --------------   ------------   ------------
Cash Flows from Operating Activities:
  Net income (loss)..................................  $  7,700    $ 25,140        $    646         (25,786)      $  7,700
  Adjustments to reconcile net income (loss) to net
    cash provided by operating activities:
      Equity in earnings of subsidiaries.............   (25,786)         --              --          25,786             --
      Depreciation and amortization..................    34,862          --           8,793              --         43,655
      Amortization of deferred financing costs.......     1,310          --             314              --          1,624
      (Gain) loss on sale of property and
        equipment....................................      (255)         --              33              --           (222)
      Deferred income tax provision..................     8,071         198          (1,979)             --          6,290
      Change in deferred rent........................     1,270          --            (129)             --          1,141
      Foreign currency adjustment....................       583         (33)         (8,023)             --         (7,473)
  Changes in Assets and Liabilities (exclusive of
    acquisitions):
      (Increase) decrease in--
      Accounts receivable, net.......................    (6,321)         --          (1,244)             --         (7,565)
      Inventory, prepaid expenses and other..........      (759)         (4)             46              --           (717)
      Other assets...................................    (1,544)      3,356             (89)             --          1,723
  Increase (decrease) in--
      Accounts payable...............................       (56)         --             708              --            652
      Accrued expenses...............................     2,853       1,420          (1,163)             --          3,110
      Deferred income................................     1,505          --            (179)             --          1,326
                                                       --------    --------        --------        --------       --------
        Net Cash Provided by (Used in) Operating
          Activities.................................    23,433      30,077          (2,266)             --         51,244
                                                       --------    --------        --------        --------       --------
Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired...    (2,977)         --         (20,349)             --        (23,326)
  Capital expenditures...............................   (31,580)     (8,855)        (17,108)             --        (57,543)
  Intercompany loans to subsidiaries.................    (7,751)    (25,096)             --          32,847             --
  Investment in subsidiaries.........................    (1,615)         --              --           1,615             --
  Customer acquisition costs.........................   (15,002)         --          (2,365)             --        (17,367)
  Increase in intangible assets......................    (1,333)         --            (382)             --         (1,715)
  Proceeds from sale of property and equipment.......     1,075          --              93              --          1,168
                                                       --------    --------        --------        --------       --------
        Net Cash Provided by (Used in) Investing
          Activities.................................   (59,183)    (33,951)        (40,111)         34,462        (98,783)
                                                       --------    --------        --------        --------       --------
Cash Flows from Financing Activities:
  Borrowings on revolving line of credit.............    78,700          --          33,582              --        112,282
  Payments on revolving line of credit...............   (37,200)         --         (27,350)             --        (64,550)
  Proceeds from issuance of long-term debt...........       431       3,996           2,435              --          6,862
  Issuance of redeemable preferred stock.............     4,615          --              --              --          4,615
  Payments on long-term debt.........................    (3,639)         --          (1,692)             --         (5,331)
  Payment of debt financing costs....................    (1,106)         --             (79)             --         (1,185)
  Proceeds from exercise of stock options............       247          --              --              --            247
  Payment of redeemable preferred stock dividend.....      (389)         --              --              --           (389)
  Payment of redeemable preferred stock..............    (5,000)         --              --              --         (5,000)
  Intercompany loans from subsidiaries...............        --          --          32,847         (32,847)            --
  Investment in subsidiaries.........................        --          --           1,615          (1,615)            --
                                                       --------    --------        --------        --------       --------
        Net Cash Provided by (Used in) Financing
          Activities.................................    36,659       3,996          41,358         (34,462)        47,551
                                                       --------    --------        --------        --------       --------
Effects of exchange rates on cash and cash
  equivalents........................................      (582)       (165)            688              --            (59)
                                                       --------    --------        --------        --------       --------
Increase (Decrease) in Cash..........................       327         (43)           (331)             --            (47)
Cash, Beginning of Year..............................     1,257         284             771              --          2,312
                                                       --------    --------        --------        --------       --------
Cash, End of Year....................................  $  1,584    $    241        $    440        $     --       $  2,265
                                                       ========    ========        ========        ========       ========

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INCOME TAXES

    Pierce Leahy accounts for income taxes in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities.

    Pierce Leahy has estimated federal and state net operating loss carryforwards of approximately $20,400 for the United States, $8,210 for Canada and $129 for the United Kingdom at December 31, 1999 to reduce future income taxes, if any. These net operating loss carryforwards will begin to expire in 2012.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Deferred Tax Assets:
  Deferred rent.........................................  $  2,295   $  2,644
  Net operating loss carryforwards......................     7,464     16,295
  Other.................................................     4,270      3,899
                                                          --------   --------
                                                            14,029     22,838
                                                          --------   --------
Deferred Tax Liabilities:
  Other assets, principally due to differences in
    amortization........................................    (8,170)   (15,234)
  Plant and equipment, principally due to differences in
    depreciation........................................   (16,493)   (24,344)
                                                          --------   --------
                                                           (24,663)   (39,578)
                                                          --------   --------
Net deferred tax asset (liability)......................  $(10,634)  $(16,740)
                                                          ========   ========

    Pierce Leahy and its subsidiaries file a consolidated federal income tax return. The provision (benefit) for income tax consists of the following components:

                                                            DECEMBER 31,
                                                   ------------------------------
                                                     1997       1998       1999
                                                   --------   --------   --------
Federal--current.................................  $    --    $    95    $    --
Federal--deferred................................    8,895      5,309      7,778
State--current...................................       --         55         69
State--deferred..................................    1,172       (144)       422
Foreign--current.................................      150         --         --
Foreign--deferred................................    1,221     (1,997)    (1,979)
                                                   -------    -------    -------
                                                   $11,438    $ 3,318    $ 6,290
                                                   =======    =======    =======

    The provision for income taxes for the years ended December 31, 1997, 1998 and 1999 consists of a current tax provision for state, and alternative minimum taxes on domestic operations and foreign taxes due on taxable income of Pierce Leahy's Canadian subsidiaries, and deferred federal, state and foreign

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

5. INCOME TAXES (CONTINUED)
income taxes. The total deferred income tax provision in 1997 includes a one-time tax charge of $6,600 recorded upon the termination of Pierce Leahy's S Corporation status.

    The statement of operations for the year ended December 31, 1997 includes a pro forma adjustment for the income taxes that would have been recorded if Pierce Leahy had been a C Corporation for the entire period based on tax laws in effect during the period. A reconciliation of total income tax expense (benefit) and the amount computed by applying the federal statutory income tax rate and the pro forma effective income tax rate for the year ended December 31, 1997, and the reconciliation of the federal statutory income tax rate and the effective income tax rate for the years ended December 31, 1998 and 1999 are as follows:

                                                                       DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Computed "expected" tax provision (benefit).................  $(4,008)   $(2,608)    $4,493
Increase in income taxes resulting from:
  State taxes...............................................      141       (207)       453
  Foreign taxes.............................................      379       (488)       379
  Non-deductible expenses...................................      926      6,621        965
  Tax on extraordinary charge...............................    4,014         --         --
                                                              -------    -------     ------
                                                              $ 1,452    $ 3,318     $6,290
                                                              =======    =======     ======

6. CAPITAL STOCK AND STOCK OPTIONS

    a.  Capital Stock

    At December 31, 1998 and 1999, Pierce Leahy's capital stock was comprised of the following:

                                                      PREFERRED      COMMON
                                                     -----------   -----------
Par value..........................................  $       .01   $       .01
Shares authorized..................................   10,000,000    80,000,000
Shares issued and outstanding December 31, 1998....      --         18,740,239
Shares issued and outstanding December 31, 1999....      --         18,783,848

    Certain shareholders of Pierce Leahy entered into a voting trust agreement on June 24, 1997. The shares held in trust represent 38.6% of the outstanding common stock at December 31, 1999. The trustees of the voting trust include the President and Chief Executive Officer of Pierce Leahy and the Chairman of the Board of Directors. Each of the trustees has shared power to vote the shares held in the voting trust. The beneficial owners of interests in the voting trust have the right to dispose of the shares as to which they have beneficial interests.

    On June 25, 1997, Pierce Leahy effected a stock split, reclassified its Class A and Class B common stock to common stock, authorized 10,000,000 shares of undesignated preferred stock and increased its authorized common stock to 80,000,000 shares. All references in the accompanying financial statements to

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED) the number of common shares and per-share amounts have been retroactively restated to reflect the stock split.

    In July 1997, Pierce Leahy completed an initial public offering of 6,230,419 shares of common stock, raising net proceeds of $93,608. The proceeds of the offering were used to redeem a portion of Pierce Leahy's 11 1/8% Senior Subordinated Notes and to repay outstanding borrowings under Pierce Leahy's credit facility (see Note 3).

    On January 14, 2000, Pierce Leahy paid a stock dividend of one-tenth of a share of its common stock for each share of common stock outstanding, payable to holders of record of the common stock as of January 7, 2000. As a result of this stock dividend, Pierce Leahy increased common stock by $17, additional paid-in capital by $64,213 and accumulated deficit by $64,230 in January 2000. All share and per share amounts have been retroactively adjusted to reflect this change.

    b.  Stock Options

    In September 1994, Pierce Leahy established a non-qualified stock option plan which provides for the granting of options to key employees to purchase an aggregate of 1,329,276 shares of common stock. The shares available for grant were increased by 313,388 in December 1996. Option grants have an exercise price equal to the fair market value of the common stock on the date of grant. Before Pierce Leahy consummated its initial public offering of common stock in July 1997 (see above), the fair market value of the options was determined based upon a formula, as defined in the option plan. The options granted vest in five equal annual installments beginning on the first anniversary of the date of grant, except as discussed below.

    Upon the consummation of Pierce Leahy's initial public offering of common stock in July 1997, options granted during 1997 became fully vested and exercisable as provided for under the plan. Pierce Leahy recorded a non-recurring, non-cash compensation charge of $1,752 relating to those options, representing the difference between the exercise price and the deemed value for accounting purposes.

    In April 1997, Pierce Leahy adopted its 1997 Stock Option Plan (the "1997 Plan") which provides for the granting of stock options to purchase up to 1,650,000 shares of common stock to employees, officers, directors, consultants and advisors of Pierce Leahy. The 1997 Plan is administered by the Compensation Committee of the Board of Directors (the "Committee"). Grants may consist of incentive stock options or nonqualified stock options. The option price of any incentive stock option granted will not be less than the fair value of the underlying shares of common stock on the date of grant. The option price of a non-qualified stock option will be determined by the Committee and may be greater than, equal to or less than the fair market value of the underlying shares of common stock on the date of grant. The term of each option will be determined by the Committee, provided that the exercise period may not exceed 10 years from the date of grant. The options granted may be subject to vesting and other conditions.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    The following is a summary of stock option transactions during the applicable periods:

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Options outstanding, December 31, 1996.............  1,056,664        $ 4.89
Granted............................................    168,927        $ 4.63
Exercised..........................................         --            --
Canceled...........................................         --            --
                                                     ---------        ------
Options outstanding, December 31, 1997.............  1,225,591        $ 4.85
Granted............................................    171,875        $18.64
Exercised..........................................    (11,650)       $ 4.63
Canceled...........................................     (9,625)       $18.64
                                                     ---------        ------
Options outstanding, December 31, 1998.............  1,376,191        $ 6.48
Granted............................................    166,100        $23.18
Exercised..........................................    (43,608)       $ 5.75
Canceled...........................................    (36,512)       $13.01
                                                     ---------        ------
Options outstanding, December 31, 1999.............  1,462,171        $ 8.24
                                                     =========        ======

    The following table summarizes additional information regarding options outstanding and exercisable at December 31, 1999:

                                                  OUTSTANDING                              EXERCISABLE
                                 ---------------------------------------------      --------------------------
                                                WEIGHTED AVERAGE      WEIGHTED                        WEIGHTED
                                                   REMAINING          AVERAGE                         AVERAGE
RANGE OF                                        CONTRACTUAL LIFE      EXERCISE                        EXERCISE
EXERCISE PRICES                   NUMBER           (IN YEARS)          PRICE           NUMBER          PRICE
---------------                  ---------      ----------------      --------      ------------      --------
$4.63 to $5.33.................  1,152,521             2.6             $ 4.84          1,084,189       $ 4.81
$18.64.........................    155,650             8.0             $18.64             62,260       $18.64
$23.18.........................    154,000             9.0             $23.18             30,800       $23.18
                                 ---------            ----             ------       ------------       ------
                                 1,462,171..          3.85             $ 8.24          1,177,249       $ 6.02
                                 =========            ====             ======       ============       ======

    Subsequent to December 31, 1999, Pierce Leahy issued 184,800 options to employees at an exercise price of $32.88 per share.

    The Pierce Leahy Board of Directors determined that it was appropriate, prior to completion of the merger with Old Iron Mountain, to accelerate in January 2000 the vesting of certain remaining unvested options. These included all remaining options granted under Pierce Leahy's nonqualified stock option plan and the unvested options granted under the 1997 Plan for four nonemployee directors, as these directors will not continue as directors of the combined Company after the merger. Pierce Leahy recorded in January 2000 a non-cash compensation charge of approximately $2,021 relating to these options, representing the difference between the exercise price and the fair market value for accounting purposes, after the adjustment for the one-tenth of a share stock dividend paid on January 14, 2000.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

6. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    In 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 establishes a fair value based method of accounting for stock-based compensation plans. This statement also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. SFAS No. 123 requires that an employer's financial statements include certain disclosures about stock-based employee compensation arrangements regardless of the method used to account for the plan.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for the grants in 1997, 1998 and 1999:

                                                    1997       1998       1999
                                                  --------   --------   --------
Risk free interest rates........................     6.4%        5.5%       4.8%
Expected lives of options.......................  7 years    10 years   10 years
Expected dividend yields........................      N/A         N/A        N/A
Expected volatility.............................      20%         45%        32%

    The approximate fair value of each option granted in 1997, 1998 and 1999 is $1.89, $10.35 and $10.30, respectively, as determined under the provisions of SFAS No. 123. The following pro forma results would have been reported had compensation cost been recorded for the fair value of the options granted:

                                                                1997       1998       1999
                                                              --------   --------   --------
Net loss applicable to common shareholders, as reported.....  $(15,197)  $(10,990)   $6,926
Net loss applicable to common shareholders, pro forma for
  compensation cost and income taxes in 1997 (Note 2).......  $ (9,681)  $(11,506)   $6,155
Net loss per share applicable to common shareholders, pro
  forma for compensation cost and income taxes in 1997 (Note
  2)........................................................  $  (0.72)  $  (0.68)   $ 0.35

    The SFAS No. 123 method of accounting is applied only to options granted on or after January 1, 1995. The resulting pro forma compensation cost may not be representative of the amount to be expected in future years due to the vesting schedule of the options.

    All share and per share data has been restated to reflect the stock dividend of one-tenth of a share of common stock for each share of common stock outstanding that was paid on January 14, 2000.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

7. COMMITMENTS AND CONTINGENCIES

    a. Operating Leases At December 31, 1999, Pierce Leahy was obligated under non-cancelable operating leases, including the related-party leases discussed below, for warehouse and office space, office equipment and transportation equipment. These leases expire at various times through 2024 and require minimum rentals, subject to escalation, as follows:

2000........................................................  $ 41,906
2001........................................................    40,031
2002........................................................    36,163
2003........................................................    32,244
2004........................................................    29,105
2005 and thereafter.........................................   127,166
                                                              --------
                                                              $306,615
                                                              ========

    Rent expense for all leases was approximately $21,657, $31,077 and $37,481 for the years ended December 31, 1997, 1998 and 1999, respectively. Some of the leases for warehouse space provide for purchase options on the facilities at certain dates.

    Pierce Leahy leases office and warehouse space that is owned by certain shareholders, officers and employees of Pierce Leahy at prices which, in the opinion of management, approximate market rates. Rent expense on these leases was approximately $845, $901 and $901 for the years ended December 31, 1997, 1998 and 1999, respectively.

    b.  Other Matters

    Pierce Leahy is party to various claims arising in the ordinary course of business. Although the ultimate outcome of these matters is presently not determinable, management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on Pierce Leahy's consolidated financial position or results of operations.

    In June 1997, Pierce Leahy entered into a tax indemnification agreement with its then current shareholders that provides for: (i) the distribution to such shareholders of cash equal to the product of Pierce Leahy's taxable income for the period from January 1, 1997 until July 1, 1997 and the sum of the highest effective federal and state income tax rate applicable to any current shareholder, less any prior distributions to such shareholders to pay taxes for such period, and (ii) an indemnification of such shareholders for any losses or liabilities with respect to any additional taxes (including interest, penalties and legal fees) resulting from Pierce Leahy's operations during the period in which it was a Subchapter S Corporation.

8. EARNINGS PER SHARE

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

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

8. EARNINGS PER SHARE (CONTINUED)
Diluted earnings per share, which replaces fully diluted earnings per share, reflects the potential dilution from the exercise or conversion of securities into common stock, such as stock options and warrants. Pierce Leahy adopted SFAS No. 128 in 1997.

    The weighted average common and common equivalent shares outstanding for purposes of calculating net income (loss) per common share are computed as follows:

                                                         YEARS ENDED DECEMBER 31,
                                                      ------------------------------
                                                        1997       1998       1999
                                                      --------   --------   --------
Weighted average common shares outstanding used for
  basic net income (loss) per common share..........   14,724     18,486     18,766
Dilutive effect of common stock options
  outstanding.......................................       --         --        759
                                                       ------     ------     ------
Weighted average common and common equivalent shares
  used for diluted net income (loss) per common
  share.............................................   14,724     18,486     19,525
                                                       ======     ======     ======

    For 1997 and 1998 there were no dilutive effects of stock options as Pierce Leahy had a loss for the year. For 1999, Pierce Leahy had income which caused a dilutive effect of stock options. Options for 553 shares for 1997 and 623 shares for 1998 were not considered as they were anti-dilutive.

    All share and per share data has been restated to reflect the stock dividend of one-tenth of a share of common stock for each share of common stock outstanding that was paid on January 14, 2000.

9. RELATED PARTY TRANSACTIONS

    Pierce Leahy has an agreement with a shareholder of Pierce Leahy that requires pension payments of $8 per month until the later of the death of the shareholder or his spouse. The present value of the benefit is recorded in accrued expenses in the accompanying consolidated balance sheets.

    Pierce Leahy paid financial advisory fees to an investment banking firm of which a director of Pierce Leahy was a managing director. The fees were approximately $62 in 1997, $0 in 1998, and $0 in 1999. In addition, the investment banking firm received $1,800 from the underwriters of the 1997 Notes and Pierce Leahy's initial public offering and $310 from the placement agent for the 1998 Notes.

    Pierce Leahy paid real estate advisory fees to a firm of which a director of Pierce Leahy is the owner. The fees were approximately $88 in 1997 and $8 in 1998.

10. EMPLOYEE BENEFIT PLANS

    Pierce Leahy maintains a discretionary profit sharing plan with a 401(k) feature for substantially all full-time employees over the age of 20 1/2 and with more than 1,000 hours of service. Participants in the plan may elect to defer a specified percentage of their compensation on a pretax basis. Pierce Leahy is required to make matching contributions equal to 25% of the employee's contribution up to a maximum of 2% of the employee's annual compensation. Pierce Leahy may also make a discretionary profit sharing contribution to the plan. A discretionary profit sharing contribution was made in 1997 and 1998 and is anticipated for 1999. Participants become vested in Pierce Leahy's matching contribution over three to seven years.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

10. EMPLOYEE BENEFIT PLANS (CONTINUED)
The expense relating to these plans was $892, $1,209 and $1,792 for the years ended December 31, 1997, 1998 and 1999, respectively.

11. REDEEMABLE PAY-IN-KIND PREFERRED STOCK

    In February 1999, Pierce Leahy entered into an agreement to issue up to $15,000 of redeemable payment-in-kind ("PIK") preferred stock. This stock was redeemable at any time during the 10 year term with an initial annual dividend rate of 11.36%, subject to increase under certain circumstances, including subsequent issuances of preferred stock (depending on certain interest rates at such time) and if the preferred stock is not redeemed prior to six months from its initial issuance. Pierce Leahy issued $5,000 of the redeemable PIK preferred stock in March 1999 and incurred fees of approximately $385, providing net proceeds of approximately $4,615. On November 1, 1999, Pierce Leahy redeemed all of the outstanding redeemable PIK preferred stock and paid all remaining dividends. For the year ended December 31, 1999, the accretion to redemption value was $385 and dividend payments of $389 were made to the preferred shareholders.

12. ACQUISITIONS

    In 1997, Pierce Leahy completed 17 acquisitions, of which 15 were recorded under the purchase method of accounting, while the other two acquisitions were accounted for as poolings of interests. The 15 acquisitions accounted for under the purchase method had an aggregate purchase price of $108,627, consisting primarily of $102,068 in net cash, 179,593 shares of common stock with a fair value of $4,907 and $1,652 in Seller notes. For purposes of computing the purchase price for accounting purposes, the value of the shares issued is determined using a discount of 10% from the market value at the day of issuance due to certain restrictions on the sale and transferability of shares issued. The most significant of these acquisitions was one acquisition for $9,084 in January 1997 and another for $62,000 in April 1997; all others were individually less than $8,000.

    During 1997, Pierce Leahy also completed two mergers with records management businesses by exchanging an aggregate of 181,891 shares of common stock for the stock of these entities. These mergers constituted tax free reorganizations and have been accounted for as poolings of interests under Accounting Principles Board Opinion No. 16. Prior periods have not been restated for the acquisitions due to the immateriality of the transactions, and the book value of net assets acquired of $407 has been recorded as additional paid-in capital. The results of operations for each acquisition have been included in the consolidated results of Pierce Leahy from their respective acquisition dates.

    In 1998, Pierce Leahy completed 16 acquisitions for an aggregate purchase price of $204,070, consisting primarily of $186,486 in net cash, 603,088 shares of common stock with a deemed value of $14,409 and $3,175 in Seller notes. The most significant of these acquisitions was one transaction for $59,000 in April 1998, another for $30,000 in May 1998 and a third for $52,000 in July 1998; all others were individually less than $15,000. All of the acquisitions in 1998 were recorded under the purchase method of accounting.

    In 1999, Pierce Leahy completed four acquisitions for an aggregate purchase price of $42,249, consisting primarily of $23,326 in net cash and $18,923 in Seller notes. The most significant of these

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. ACQUISITIONS (CONTINUED)
acquisitions was Datavault Limited, a U.K. based records management company with operations in seven markets throughout England and Scotland. The acquisition was financed with borrowings under Pierce Leahy's credit facility and the issuance of Seller notes. All of the acquisitions in 1999 were recorded under the purchase method of accounting.

    In addition to these payments, the acquisitions in 1997 and 1998 provided for non-compete obligations of $60 and $40, respectively, payable over one year. The non-compete obligations at December 31, 1998 and 1999 were $166 and $0, respectively. The results of operations for each of these acquisitions have been included in the consolidated results of Pierce Leahy from the respective acquisition dates. For acquisitions accounted for under the purchase method, the excess of the fair value of the assets and liabilities acquired has been allocated to goodwill ($91,047 in 1997, $178,049 in 1998 and $39,924 in 1999)
and is being amortized over the estimated benefit period of 30 years.

    A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

                                                   1997       1998       1999
                                                 --------   --------   --------
Cash Paid, net of cash acquired................  $102,068   $186,486   $23,326
Seller Notes Issued............................     1,652      3,175    18,923
Fair Value of Common Stock Issued..............     4,907     14,409        --
                                                 --------   --------   -------
    Total Consideration........................   108,627    204,070    42,249
                                                 --------   --------   -------
Fair Value of Assets Acquired..................    27,533     53,988     8,702
Liabilities Assumed............................    (9,953)   (27,967)   (6,377)
                                                 --------   --------   -------
    Fair Value of Net Assets Acquired..........    17,580     26,021     2,325
                                                 --------   --------   -------
Recorded Goodwill..............................  $ 91,047   $178,049   $39,924
                                                 ========   ========   =======

    The fair value of common stock issued and the Seller notes represent the only non-cash consideration paid for the acquisitions.

    The following unaudited pro forma information presents the results of Pierce Leahy's operations for the years ended December 31, 1998 and 1999 as though each of the completed acquisitions had occurred as of January 1, 1998:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1998       1999
                                                          --------   --------
Total revenues..........................................  $306,099   $344,529
Net income (loss).......................................  $(18,132)  $  7,591
Basic net income (loss) per common share................  $  (0.96)  $   0.40
Diluted net income (loss) per common share..............  $  (0.96)  $   0.39

    The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1998, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

12. ACQUISITIONS (CONTINUED)
savings or incremental costs which may occur as a result of the integration and consolidation of the acquired companies.

    Allocation of the purchase price for these acquisitions was based on estimates of the fair value of net assets acquired and, for acquisitions completed in 1999, is subject to adjustment upon finalization of the purchase price allocation. Pierce Leahy is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

    In connection with the acquisitions completed in 1998 and 1999, Pierce Leahy has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, costs related to the exit of duplicate facilities ("exit costs") and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination."

    Pierce Leahy finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 1999 primarily include completion of planned abandonments of facilities and severances for certain acquisitions completed during 1999.

    The following is a summary of reserves related to such restructuring activities:

                                                                1998       1999
                                                              --------   --------
Reserves, beginning of the year.............................   $   --     $1,785
Reserves established........................................    2,370      1,525
Expenditures................................................     (585)      (910)
                                                               ------     ------
Reserves, end of the year...................................   $1,785     $2,400
                                                               ======     ======

    At December 31, 1998, the acquisition accruals were for other exit costs of $1,240 and severance costs of $545. These accounts are expected to be used within one year of the finalization of the restructuring plan.

    At December 31, 1999, the acquisition accruals were for other exit costs of $1,865 and severance costs of $535. These accruals are expected to be used within one year of the finalization of the restructuring plan.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED)

    Pierce Leahy stores and services business records for customers throughout the United States, Canada and the United Kingdom ("U.K."). The following unaudited information is a summary of the operating results and financial position for Pierce Leahy's U.S., Canadian and U.K. operations:

                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                1997        1998        1999
                                                              ---------   ---------   ---------
Revenues:
  United States.............................................  $166,337    $235,649    $283,691
  Canada....................................................  $ 17,180    $ 34,651    $ 46,502
  United Kingdom............................................  $     --    $     --    $ 12,039
                                                              --------    --------    --------
  Total.....................................................  $183,517    $270,300    $342,232

EBITDA:
  United States.............................................  $ 43,451    $ 70,194    $ 91,166
  Canada....................................................  $  8,056    $  8,677    $ 11,790
  United Kingdom............................................  $     --    $     --    $  1,940
                                                              --------    --------    --------
  Total.....................................................  $ 51,507    $ 78,871    $104,896

Operating income (loss):
  United States.............................................  $ 25,238    $ 41,917    $ 55,110
  Canada....................................................  $  2,287    $ (6,725)   $ 10,993
  United Kingdom............................................  $     --    $     --    $    250
                                                              --------    --------    --------
  Total.....................................................  $ 27,525    $ 35,192    $ 66,353

Net income (loss):
  United States.............................................  $(15,443)   $  2,928    $  6,280
  Canada....................................................  $    246    $(13,918)   $  1,729
  United Kingdom............................................  $     --    $     --    $ (1,083)
                                                              --------    --------    --------
  Total.....................................................  $(15,197)   $(10,990)   $  6,926

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

13. SEGMENT AND SUBSIDIARY INFORMATION (UNAUDITED) (CONTINUED)

                                                                     AT DECEMBER 31,
                                                              ------------------------------
                                                                1997       1998       1999
                                                              --------   --------   --------
Current assets:
  United States.............................................  $ 28,602   $ 42,896   $ 50,166
  Canada....................................................  $  3,587   $  9,066   $  9,345
  United Kingdom............................................  $     --   $     --   $  4,682
                                                              --------   --------   --------
  Total.....................................................  $ 32,189   $ 51,962   $ 64,193

Total assets:
  United States.............................................  $361,657   $542,378   $571,260
  Canada....................................................  $ 33,056   $124,080   $146,248
  United Kingdom............................................  $     --   $     --   $ 42,958
                                                              --------   --------   --------
  Total.....................................................  $394,713   $666,458   $760,466

Current liabilities:
  United States.............................................  $ 43,077   $ 59,885   $ 66,632
  Canada....................................................  $  2,018   $  8,224   $  8,210
  United Kingdom............................................  $     --   $     --   $ 23,547
                                                              --------   --------   --------
  Total.....................................................  $ 45,095   $ 68,109   $ 98,389

Long-term liabilities:
  United States.............................................  $264,643   $399,739   $449,812
  Canada....................................................  $ 25,652   $135,515   $141,973
  United Kingdom............................................  $     --   $     --   $    484
                                                              --------   --------   --------
  Total.....................................................  $290,295   $535,254   $592,269

    The summarized financial information of the Canadian and U.K. subsidiaries has been prepared from the books and records maintained by each subsidiary. The summarized financial information may not necessarily be indicative of the results of operations or financial position had the Canadian and U.K. subsidiaries operated as independent entities. Certain intercompany sales and charges, and intercompany loans among Pierce Leahy and its Canadian and U.K. subsidiaries are included in the subsidiaries' records and are eliminated in consolidation.

    There are no restrictions on the ability of any of the subsidiaries to transfer funds to Pierce Leahy in the form of loans, advances or dividends, except as provided by applicable law.

    In June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information." This statement establishes additional standards for segment reporting in the financial statements and is effective for fiscal years beginning after December 15, 1997. Management has determined that all of their operations have similar economic characteristics and may be aggregated into a single segment for disclosure under SFAS 131. Information concerning the geographic operations of Pierce Leahy as prescribed by SFAS 131 is provided above.

                               PIERCE LEAHY CORP.

                               DECEMBER 31, 1999

                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

14. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

SUMMARIZED QUARTERLY FINANCIAL DATA FOR 1998 AND 1999 IS AS FOLLOWS:

                                                                        1998 QUARTER
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues..........................................  $56,290    $64,146    $74,597    $75,267
Cost of sales, excluding depreciation and
  amortization..........................................  $32,915    $36,279    $41,961    $43,280
Operating income........................................  $ 7,444    $ 6,710    $ 9,123    $11,915
Net loss................................................  $(1,037)   $(4,457)   $(4,614)   $  (882)
Basic and diluted loss per common share:................  $ (0.05)   $ (0.25)   $ (0.25)   $ (0.04)

                                                                        1999 QUARTER
                                                          -----------------------------------------
                                                           FIRST      SECOND     THIRD      FOURTH
                                                          --------   --------   --------   --------
                                                          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Total Revenues..........................................  $80,194    $85,529    $88,036    $88,503
Cost of sales, excluding depreciation and
  amortization..........................................  $45,595    $48,261    $49,573    $48,081
Operating income........................................  $15,893    $17,603    $16,692    $16,165
Net income (loss).......................................  $ 2,312    $ 3,364    $ 1,505    $  (255)
Basic income (loss) per common share:...................  $  0.12    $  0.18    $  0.08    $ (0.01)
Diluted income (loss) per common share:.................  $  0.11    $  0.17    $  0.08    $ (0.01)

    All share and per share data has been restated to reflect the stock dividend of one-tenth of a share of common stock for each share of common stock outstanding that was paid on January 14, 2000.

15. SUBSEQUENT EVENTS

    a. Completed Acquisitions

    On February 1, 2000, Old Iron Mountain completed the acquisition of Pierce Leahy in a stock-for-stock merger valued at approximately $1.1 billion. The acquisition was structured as a reverse merger with Pierce Leahy being the surviving legal entity and immediately changing its name to Iron Mountain Incorporated (the "Company"). Based on the number of shares of Old Iron Mountain and Pierce Leahy common stock outstanding immediately prior to the completion of the merger, immediately after the merger former stockholders of Old Iron Mountain owned approximately 65% of the Company's Common Stock. Because of this share ownership, Old Iron Mountain is considered the acquiring entity for accounting purposes. The total consideration for this transaction was comprised of: (i) approximately 18.8 million shares of the Company's Common Stock with a fair value of approximately $444 million; (ii) options to acquire approximately
1.5 million shares of the Company's Common Stock with a fair value of approximately $25 million; (iii) assumption of Pierce Leahy debt with a fair value of approximately $579 million; and (iv) incurrence of approximately
$4 million of capitalized transaction costs. The aquisition will be accounted for using the purchase method of accounting.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To Iron Mountain Incorporated (formerly known as Pierce Leahy Corp.):

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements for Pierce Leahy Corp. and have issued our report thereon dated February 22, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule of valuation and qualifying accounts is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Philadelphia, Pa.
February 22, 2000

                                  SCHEDULE II
                               PIERCE LEAHY CORP.
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                            BALANCE AT                                          BALANCE AT
                                           BEGINNING OF   CHARGED TO                              END OF
YEAR ENDED DECEMBER 31,                      THE YEAR      EXPENSE     OTHER (1)   DEDUCTIONS    THE YEAR
-----------------------                    ------------   ----------   ---------   ----------   ----------
Allowance for doubtful accounts and
credit memos:
    1997.................................     $  795        $  947       $953         $(296)      $2,399
    1998.................................      2,399         1,406         --          (155)       3,650
    1999.................................      3,650         1,171       (696)         (747)       3,378

                                                      BALANCE AT                             BALANCE AT
                                                     BEGINNING OF                              END OF
YEAR ENDED DECEMBER 31,                                THE YEAR     ADDITIONS   DEDUCTIONS    THE YEAR
-----------------------                              ------------   ---------   ----------   ----------
Reserve for restructuring activities:
    1997...........................................     $   --       $   --        $  --       $   --
    1998...........................................         --        2,370         (585)       1,785
    1999...........................................      1,785        1,525         (910)       2,400

------------------------

(1) The adjustments represent changes to goodwill for reserves for companies acquired during the year and as a result of management finalizing its purchase price allocations.

                       REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of Iron Mountain Europe Limited:

    We have audited the accompanying consolidated balance sheet of Iron Mountain Europe Limited as of October 31, 1999 and the related consolidated statement of operations, changes in stockholders' equity and cash flows for the ten months ended October 31, 1999. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with United Kingdom auditing standards which do not differ in any significant respect from United States generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 1999 and the consolidated results of its operations and its consolidated cash flows for the ten months ended
October 31, 1999, in conformity with generally accepted accounting principles in the United States.

                                      RSM ROBSON RHODES

Chartered Accountants
Birmingham, England

February 28, 2000

                          IRON MOUNTAIN EUROPE LIMITED

                           CONSOLIDATED BALANCE SHEET
                             (AMOUNTS IN THOUSANDS)

                                                                         OCTOBER 31,
                                                                NOTE        1999
                                                              --------   -----------
ASSETS
Current Assets:
  Cash and cash equivalents.................................               $  1,316
  Accounts receivable (less allowances of $334).............                 10,773
  Inventories, prepaid expenses and other...................                  3,023
                                                                           --------
Total Current Assets........................................                 15,112
                                                                           --------
Property, Plant and Equipment:
  Property, plant and equipment.............................     3e          54,652
  Less--Accumulated depreciation............................                 (5,459)
                                                                           --------
  Net property, plant and equipment.........................                 49,193
Goodwill, net...............................................                 90,744
                                                                           --------
Total Assets................................................               $155,049
                                                                           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
  Borrowings under line of credit...........................               $  5,270
  Current portion of long-term debt.........................      5           2,169
  Obligations under capital leases..........................      9             798
  Accounts payable..........................................                  3,237
  Amounts owed to related parties...........................     10          26,458
  Accrued expenses and other payables.......................      7           5,765
  Deferred income...........................................                  2,447
                                                                           --------
Total Current Liabilities...................................                 46,144
Long-term Debt, Net of Current Portion......................      5          29,752
Obligations under capital leases, Net of Current Portion....      9             367
Deferred Income Taxes.......................................      6           1,278

Commitments and Contingencies...............................      9
Stockholders' Equity
  Common stock..............................................                  4,252
  Additional paid-in capital................................                 75,557
  Deferred compensation.....................................                   (838)
  Retained earnings.........................................                    846
  Accumulated other comprehensive items.....................                 (2,309)
                                                                           --------
Total Stockholders' Equity..................................                 77,508
                                                                           --------
Total Liabilities and Stockholders' Equity..................               $155,049
                                                                           ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          IRON MOUNTAIN EUROPE LIMITED

                      CONSOLIDATED STATEMENT OF OPERATIONS
                             (AMOUNTS IN THOUSANDS)

                                                                         TEN MONTHS
                                                                            ENDED
                                                                         OCTOBER 31,
                                                                NOTE        1999
                                                              --------   -----------
Revenues:
  Storage...................................................               $17,812
  Service and storage material sales........................                12,670
                                                                           -------
Total revenues..............................................                30,482
Operating Expenses:
  Cost of sales (excluding depreciation)....................                17,293
  Selling, general and administrative.......................                 5,699
  Depreciation and amortization.............................                 3,692
                                                                           -------
Total Operating Expenses....................................                26,684
Operating Income............................................                 3,798
Interest Expense (includes $398 of related party
  interest).................................................                 1,362
                                                                           -------
Income Before Provision for Income Taxes....................                 2,436
Provision for Income Taxes..................................     6           1,590
                                                                           -------
Net Income..................................................               $   846
                                                                           =======

  The accompanying notes are an integral part of these Consolidated financial statements.

                          IRON MOUNTAIN EUROPE LIMITED

     CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

STOCKHOLDERS' EQUITY

                                                                                                    ACCUMULATED
                                                  COMMON    ADDITIONAL                                 OTHER           TOTAL
                                      COMMON      STOCK      PAID-IN       DEFERRED     RETAINED   COMPREHENSIVE   STOCKHOLDERS'
                                      SHARES      AMOUNT     CAPITAL     COMPENSATION   EARNINGS       ITEMS          EQUITY
                                    ----------   --------   ----------   ------------   --------   -------------   -------------
Balance, January 3, 1999..........  25,079,751    $4,161     $65,519       $    --        $ --        $    --         $69,680
Issuance of shares to Iron
  Mountain (UK) Limited...........     550,000        91       9,033            --          --             --           9,124
Net income........................          --        --          --            --         846             --             846
Translation adjustment............          --        --          --            --          --         (2,309)         (2,309)
Issuance of options by
  stockholder.....................          --        --       1,005        (1,005)         --             --              --
Amortization of deferred
  compensation agreement..........          --        --          --           167          --             --             167
                                    ----------    ------     -------       -------        ----        -------         -------
Balance, October 31, 1999.........  25,629,751    $4,252     $75,557       $  (838)       $846        $(2,309)         77,508
                                    ==========    ======     =======       =======        ====        =======         =======
COMPREHENSIVE LOSS
Net income........................                                         $   846
Foreign currency translation
  adjustment......................                                          (2,309)
                                                                           -------
Total comprehensive loss..........                                         $(1,463)
                                                                           =======

  The accompanying notes are an integral part of these consolidated financial statements.

                          IRON MOUNTAIN EUROPE LIMITED

                      CONSOLIDATED STATEMENT OF CASH FLOWS

                             (AMOUNTS IN THOUSANDS)

                                                                1999
                                                              --------
Cash flows from operating activities:
  Net income................................................  $    846
  Adjustments to reconcile net income to cash flows provided by Operating Activities:
    Depreciation............................................     1,571
    Amortization............................................     2,121
    Amortization of deferred compensation...................       167
    Provision for doubtful accounts.........................        28
  Changes in Assets and Liabilities:
    Accounts receivable.....................................    (2,489)
    Inventories, prepaid expenses and other current
     assets.................................................      (283)
    Accounts payable........................................       325
    Accrued expenses and other payables.....................       334
    Amounts due to related parties (trade amounts)..........       683
                                                              --------
Cash flows provided by operating activities.................     3,303
                                                              --------
Cash flows from investing activities:
  Capital expenditures......................................   (12,611)
  Cash paid for acquisitions, net of cash acquired..........   (38,168)
Cash flows used in investing activities.....................   (50,779)
                                                              --------
Cash flows from financing activities:
  Proceeds from borrowings..................................    13,771
  Proceeds from lines of credit.............................     5,270
  Repayment of debt.........................................    (2,338)
  Related-party financing...................................    23,908
  Proceeds from stock issuance..............................     6,471
                                                              --------
Cash flows provided by financing activities.................    47,082
                                                              --------
Decrease in cash and cash equivalents.......................      (394)
Effect of exchange rate changes on cash and cash
  equivalents...............................................       (49)
Cash and cash equivalents at beginning of period............     1,759
                                                              --------
Cash and cash equivalents at end of period..................  $  1,316
                                                              ========
Supplemental information:
  Cash paid for:
    Interest................................................  $    904
                                                              --------
    Income taxes............................................  $  1,171
                                                              ========

  The accompanying notes are an integral part of these consolidated financial statements.

                          IRON MOUNTAIN EUROPE LIMITED

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

1. NATURE OF BUSINESS AND CORPORATE STATUS

    NATURE OF BUSINESS

    The accompanying financial statements represent the consolidated accounts of Iron Mountain Europe Limited and its subsidiaries (collectively "Iron Mountain Europe" or "IM Europe"). IM Europe is a full service provider of records and information management services throughout Europe to Government departments, as well as to commercial, professional, financial and energy businesses. IM Europe operates primarily in this one business segment.

    IM Europe's name was changed to Iron Mountain Europe Limited from Britannia Data Management Limited on September 22, 1999.

2. BASIS OF PRESENTATION

    IM Europe maintains its accounts in accordance with accounting principles and practices employed by enterprises in their respective country of operation, whereas the accompanying financial statements reflect certain adjustments not recorded in IM Europe's books, to present these statements in accordance with generally accepted accounting principles in the United States ("GAAP"). These financial statements have been translated into US dollars.

    IM Europe was acquired by Mentmore Abbey plc ("Mentmore Abbey") in
October 1996. The accompanying financial statements reflect the "push down" of Mentmore Abbey's purchase accounting. The financial statements do not reflect the purchase accounting recorded in Iron Mountain (UK) Limited's (a wholly owned subsidiary of Iron Mountain Incorporated) books for its purchase of a 50.1% interest in IM Europe (see Note 4).

    IM Europe has elected an October 31 fiscal year end. The results of operations represent the ten month period since the acquisition of 50.1% of IM Europe by Iron Mountain (UK) Limited on January 4, 1999.

    The consolidated financial statements are not comparable to the United Kingdom consolidated financial statements.

    The significant adjustments made to present the financial statements in accordance with GAAP relate primarily to accounting for goodwill and income taxes.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  PRINCIPLES OF CONSOLIDATION

    The accompanying financial statements reflect the financial position and results of operations of Iron Mountain Europe on a consolidated basis. All significant intercompany account balances have been eliminated.

B.  USE OF ESTIMATES

    The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
C.  REVENUE RECOGNITION

    Revenues consist of storage revenues and service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis). In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and the sale of storage materials. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

    Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers, where storage fees are billed in advance, are accounted for as deferred income and amortized over the applicable period.

D.  CASH AND CASH EQUIVALENTS

    Cash and cash equivalents consist of cash on hand and cash invested in short-term securities which have original maturities of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair market value.

E.  PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment are stated at cost and depreciated using the straight line method over the following estimated useful lives:

Buildings...............................................  50 years
Leasehold improvements..................................  over the lease term
Furniture and fixtures..................................  10 years
Equipment...............................................  5-20 years
Racking.................................................  5-20 years
Motor vehicles..........................................  4 years
Computer hardware and software..........................  5 years

    The gross fixed assets at October 31, 1999 are as follows;

                                                               EQUIP-               COMPUTER
                                                  LEASEHOLD   MENT AND              HARDWARE   FURNITURE
                                      LAND AND    IMPROVE-     MOTOR                  AND         AND
                                      BUILDINGS     MENTS     VEHICLES   RACKING    SOFTWARE   FIXTURES     TOTAL
                                      ---------   ---------   --------   --------   --------   ---------   --------
Gross fixed assets at October 31,
  1999..............................   $33,882      $693        $275     $12,159     $3,929     $3,714     $54,652
                                       =======      ====        ====     =======     ======     ======     =======

    Minor maintenance costs are expensed as incurred. Major improvements to the leased buildings are capitalized as leasehold improvements and depreciated.

F.  GOODWILL

    Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight line method from the date of acquisition over the expected period to be benefited, currently estimated at 30 years. The recoverability of goodwill is

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) periodically assessed based upon the future undiscounted cash flows in accordance with Statement of Financial Accounting Standards ("SFAS") No 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of."

    The net book value of goodwill at October 31, 1999 relates to the following:

                                                     MONTH OF     GOODWILL -   ACCUMULATED    NET BOOK
COMPANY/DIVISION                                    ACQUISITION      COST      AMORTIZATION    VALUE
----------------                                    -----------   ----------   ------------   --------
                                                     October
Iron Mountain Europe Limited......................    1996*         $58,614        $6,143     $ 52,471

                                                     January
Abbey Records Management ("ARM")..................     1999           5,195           216        4,979

                                                     January
Arcus Data Security Limited ("Arcus UK")..........     1999           2,406            99        2,307

Memogarde, S.A. ("Memogarde").....................  June 1999        13,913           232       13,681

                                                    September
Stortext (Holdings) Limited ("Stortext")..........     1999          12,787            34       12,753

                                                     October
Datavault S.A. ("Datavault")......................     1999           4,553            --        4,553
                                                                    -------        ------     --------

                                                                    $97,468        $6,724     $ 90,744
                                                                    =======        ======     ========

------------------------

* Relates to the acquisition of Iron Mountain Europe Limited by Mentmore Abbey plc.

G.  INVENTORIES

    Inventories are valued at the lower of cost, using the first-in, first-out basis, or market value. Inventories are comprised of cartons, magnetic tape and dyeline film and paper.

H.  DEFERRED INCOME TAXES

    Provision is made at current rates for taxation deferred in respect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for tax purposes.

I.  DEFINED CONTRIBUTION PLAN

    IM Europe operates a defined contribution plan. The assets of the plan are held separately from those of IM Europe in an independently administered fund. Contributions payable for the period are charged to the statement of operations. IM Europe contributed and charged to expense $128 for the ten month period.

J.  FOREIGN CURRENCY

    All assets and liabilities of IM Europe are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year in accordance with SFAS No. 52, "Foreign

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
Currency Translation." Resulting translation adjustments are reflected in the "Accumulated other comprehensive items" component of stockholders' equity. Foreign currency transaction gains and losses are included in the accompanying statements of operations and are not material for the ten months presented.

K.  COMPREHENSIVE INCOME

    Comprehensive income combines net income and "other comprehensive items, net," which represents certain amounts that are reported as components of stockholders' equity in the accompanying balance sheet, including foreign currency translation adjustments. At October 31, 1999 the balance of accumulated other comprehensive items represents IM Europe's cumulative translation adjustment.

4. ACQUISITIONS

    IM Europe purchased five records management businesses during the ten months to October 31, 1999. Each acquisition was accounted for using the purchase method of accounting and accordingly, the results of operations for each acquisition have been included in the consolidated results of IM Europe from their respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities of each acquisition has been assigned to goodwill and is being amortized over the estimated benefit period of 30 years.

    A summary of the consideration paid and resulting goodwill is as follows:

                                                ARM      ARCUS UK   MEMOGARDE   STORTEXT   DATAVAULT    TOTAL
                                              --------   --------   ---------   --------   ---------   --------
Consideration paid..........................   $5,799     $2,428     $16,796    $14,092     $4,944     $44,059
Fair value of
--Assets acquired...........................    1,214      1,038       4,630      4,053      2,195      13,130
--Liabilities assumed.......................     (610)    (1,016)     (1,747)    (2,748)    (1,804)     (7,925)
                                               ------     ------     -------    -------     ------     -------
Fair value of net assets acquired...........      604         22       2,883      1,305        391       5,205
                                               ------     ------     -------    -------     ------     -------
Recorded goodwill...........................   $5,195     $2,406     $13,913    $12,787     $4,553     $38,854
                                               ======     ======     =======    =======     ======     =======

    The consideration paid for the above acquisitions included $38,685 of cash. Total cash balances acquired within the above amounted to $517.

    In January 1999, Iron Mountain (UK) Limited became a 50.1% stockholder in IM Europe. This was effected through: i) the purchase of shares by Iron Mountain
(UK) Limited directly from Mentmore Abbey, ii) the issuance of 400,000 shares by IM Europe to Iron Mountain (UK) Limited in exchange for L4,000 cash, iii) the purchase of IM Europe shares by Iron Mountain (UK) Limited from Abbey Storage Limited (a wholly owned subsidiary of Mentmore Abbey) and iv) the contribution of Arcus UK (a wholly owned subsidiary of Iron Mountain (UK) Limited) to IM Europe in exchange for 150,000 common shares in IM Europe.

    Also, in January 1999, Abbey Storage Limited sold the assets and liabilities of ARM to British Data Management Limited, a wholly owned subsidiary of Iron Mountain Europe. The consideration for this acquisition was comprised solely of cash.

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

4. ACQUISITIONS (CONTINUED)
    IM Europe acquired 100% of the issued common stock of Memogarde on June 1, 1999 for cash consideration of $13,743. In addition, debt was assumed with a fair value of $3,053.

    IM Europe acquired 100% of the issued common stock of Stortext on September 12, 1999. Consideration was comprised of $14,092 in cash.

    IM Europe acquired 100% of the voting common stock of Datavault on September 28, 1999 for cash consideration of $4,944. This represented 92% of Datavault's total issued stock. The remaining 8% of issued stock was acquired on January 2, 2000 for cash consideration of $507. IM Europe has included the results of Datavault in its consolidated financial statements from the date of acquiring 100% of the voting common stock.

5. DEBT

    a.  Long term debt consists of the following:

                                              INTEREST RATE AT
                                                OCTOBER 31,                 BALANCE
DESCRIPTION                                         1999         MATURITY     1999
-----------                                   ----------------   --------   --------
Term Loan...................................         6.53%       03/31/06   $13,691
Term Loan...................................         7.25        02/09/00       855
Revolving credit............................         3.69        12/30/01     3,461
Revolving credit............................         3.69        12/30/01    10,382
Other.......................................    Various          Various      3,532
                                                                            -------
                                                                            $31,921
                                                                            =======

    b.  Maturities of long term debt are as follows:

2000........................................................  $ 2,169
2001........................................................   16,502
2002........................................................    2,634
2003........................................................    2,937
2004........................................................    2,842
Thereafter..................................................    4,837
                                                              -------
                                                               31,921
Current.....................................................    2,169
                                                              -------
Long term debt, net of current portion......................  $29,752
                                                              =======

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

5. DEBT (CONTINUED)

    c.  Facilities

    On May 28, 1999, IM Europe entered into a bank facility agreement to fund future acquisitions and support working capital requirements. The facility was comprised of a term loan ($15,300), a revolving credit facility ($14,100) and a working capital facility. All payments are payable in UK Sterling.

    The facilities are secured by the assets of IM Europe and guaranteed by corporate cross guarantees, incorporating letters of offset, by each company in the consolidated group. The facility agreement includes certain financial and non-financial covenants and restrictions based on net income and net worth. IM Europe is in compliance with all covenants at October 31, 1999.

    Principal and interest payments on the term loan are payable twice a year through March 31, 2006. The effective rate of interest on the term loan is 1% over the London Inter-Bank Offered Rate ("LIBOR"). At October 31, 1999, $13,700 of the principal remained outstanding.

    The revolving credit facility and working capital facility mature on December 30, 2001. Interest payments are payable monthly based on 1% over LIBOR.

    On August 25, 1998, Stortext entered into a $900 revolving facility to fund capital expenditures and the repayment of certain term loans. The facility is subject to an effective rate of interest of 2% over the banks' base rate and is secured by certain of Stortext's assets. At October 31, 1999, $900 of the facility was outstanding. The facility has been repaid in full subsequent to October 31, 1999.

    Also on August 25, 1998, Stortext entered into a $600 line of credit facility. The effective rate of interest on this facility is 1% over LIBOR. The facility was unused at October 31, 1999.

    At October 31, 1999, Datavault had three unsecured line of credit facilities to fund ongoing operating activities. All payments are payable in Spanish pesetas. The effective rate of interest on all three facilities is EURIBOR plus 1%. The total amount available under the facilities is $300 and none of the facilities were utilized at October 31, 1999.

    At October 31, 1999, Memogarde had a number of facilities to fund capital expenditure and working capital requirements. The total value outstanding on the facilities at October 31, 1999 was $13,560. All payments are made in French francs. The fair value of these facilities is not significantly different from their carrying value. The facilities include a $3,356 term loan with a fixed effective interest rate of 4.69%. This was unused at October 31, 1999. The facilities also include a $10,068 term loan with a fixed effective interest rate of 4.5%. At October 31, 1999, the outstanding amount on this loan was $10,068. It has an expiry date of December 30, 2001. Memogarde's facilities include five facilities with a fixed effective interest rate.

6. INCOME TAXES

    Income taxes have been accounted for in accordance with SFAS No. 109, which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting bases of assets and liabilities. The primary temporary differences are due to timing differences from the depreciation of property, plant and equipment. IM Europe had aggregate gross deferred tax assets of $74 at October 31, 1999, and aggregate gross deferred tax liabilities of $1,352 at October 31, 1999.

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

6. INCOME TAXES (CONTINUED)
    All individual companies within IM Europe file individual tax returns.

    The provision for income tax consists of the following components:

                                                                1999
                                                              --------
UK Corporation tax--current.................................   $  936
UK Corporation tax--deferred................................      259
French Corporation tax--current.............................      395
                                                               ------
                                                               $1,590
                                                               ======

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                                1999
                                                              --------
DEFERRED TAX ASSETS
Accrued liabilities.........................................  $    45
Deferred rent...............................................       29

DEFERRED TAX LIABILITIES
Plant and equipment, principally due to differences in
  depreciation..............................................   (1,352)
                                                              -------
Net deferred tax liability..................................  $(1,278)
                                                              =======

    A reconciliation of total income tax expense and the amount computed by applying the UK corporation tax rate of 30% to income taxes is as follows:

                                                                1999
                                                              --------
Computed "expected" tax provision...........................   $  731
Increase in income taxes resulting from:
  Non deductible goodwill amortization......................      636
  Other.....................................................      122
Impact of foreign tax rate and tax law differential.........      101
                                                               ------
                                                               $1,590
                                                               ======

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

7. ACCRUED EXPENSES

    Accrued expenses and other payables consist of the following:

                                                                1999
                                                              --------
Accrued expenses............................................   $3,499
Income taxes................................................      557
Sales taxes.................................................      949
Accrued payroll taxes.......................................      760
                                                               ------
                                                               $5,765
                                                               ======

8. STOCKHOLDERS' EQUITY

    SHARE CAPITAL

        AUTHORIZED:
       Common stock is comprised of 32,000 ordinary shares of 10 pence nominal value.

                                                                1999
                                                              --------
ALLOTTED, ISSUED AND FULLY PAID:
Common stock--ordinary shares, 10 pence nominal value.......   $4,252
                                                               ======

    On January 4, 1999 IM Europe issued 150,000 new ordinary shares in exchange for the entire issued share capital of Arcus UK, a company wholly owned by Iron Mountain (UK) Limited. In addition, IM Europe issued 400,000 new ordinary shares to Iron Mountain (UK) Limited for a consideration of L4,000.

    In February 1999, Mentmore Abbey issued stock options with a fair value of $1,005 to a key executive of Iron Mountain Europe. The related compensation expense is being amortized over the five-year vesting period of the options.

9. COMMITMENTS AND CONTINGENCIES

    CAPITAL LEASES

    The present value of the minimum lease payments for capital leases is as follows:

                                                                1999
                                                              --------
2000........................................................   $ 798
2001........................................................     343
2002........................................................      24
                                                               -----
Gross payments..............................................   1,165
Current portion.............................................     798
                                                               -----
Capital leases, net of current portion......................   $ 367
                                                               =====

    Assets under capital leases consist primarily of equipment and racking. The gross amount of assets held under capital leases is $2,464 at October 31, 1999. The accumulated depreciation on these assets is

                          IRON MOUNTAIN EUROPE LIMITED

                   (AMOUNTS IN THOUSANDS, EXCEPT SHARE DATA)

9. COMMITMENTS AND CONTINGENCIES (CONTINUED)
$520 at October 31, 1999. The depreciation on these assets charged in 1999 is included within the depreciation expense.

    OPERATING LEASES

    IM Europe leases most of its facilities under various operating leases. A majority of these leases have an average lease life of between ten and twenty years and have either fixed or Consumer Price Index escalation clauses. IM Europe also leases motor vehicles under operating leases which have an average lease life of three years. The amounts paid in respect of operating leases including rent expense were $2,648 in 1999.

    The minimum future lease payments for buildings under operating leases are as follows:

YEAR                                                            1999
----                                                          --------
2000........................................................  $ 3,718
2001........................................................    3,646
2002........................................................    3,590
2003........................................................    3,516
2004........................................................    3,444
2005 and thereafter.........................................   28,578
                                                              -------
Total minimum lease payments................................  $46,492
                                                              =======

10. RELATED PARTY TRANSACTIONS

    TRANSACTIONS WITH RELATED PARTIES

    Certain administrative expenses such as insurance and certain professional fees have been paid on behalf of and charged to Iron Mountain Europe and subsidiaries, at cost by Mentmore Abbey and Iron Mountain Incorporated. In addition a management fee has been charged by Mentmore Abbey as IM Europe uses certain resources and administrative staff of Mentmore Abbey. The management fee is variable and is calculated on the basis of expenditure incurred. The fee charged for the ten months ended October 31, 1999 was $65.

11. SUBSEQUENT EVENTS

    IM Europe acquired 100% of the stock in Documentalia, a Spanish medical records storage company, on February 11, 2000. The consideration paid amounted to approximately $6,900 in cash.

12. NON-CASH TRANSACTIONS

    IM Europe used the following as part of the consideration paid for certain acquisitions:

                                                                1999
                                                              --------
Fair value of common stock issued...........................   $9,124
                                                               ======

                       REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

    We have audited, in accordance with generally accepted auditing standards, the consolidated financial statements of Iron Mountain Europe Limited for the ten months ended October 31, 1999 and have issued our report thereon dated February 28, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                          RSM ROBSON RHODES

Birmingham, England
February 28, 2000

                                  SCHEDULE II

                          IRON MOUNTAIN EUROPE LIMITED
                       VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)

                                                    BALANCE AT                                 BALANCE AT
                                                   BEGINNING OF   CHARGED TO       OTHER       END OF THE
YEAR ENDED DECEMBER 31,                             THE PERIOD     EXPENSE     ADDITIONS (1)     PERIOD
-----------------------                            ------------   ----------   -------------   ----------
Allowance for doubtful accounts and credit memos:
1999.............................................      $106           $28          $200           $334

------------------------

(1) Includes allowance of businesses acquired during the year as described in
    Note 4 of Notes to Consolidated Financial Statements, as well as currency translation adjustments.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       IRON MOUNTAIN INCORPORATED

                                                       By:             /s/ C. RICHARD REESE
                                                            -----------------------------------------
                                                                C. Richard Reese, Chairman of the
                                                                Board and Chief Executive Officer

Dated: March 30, 2000

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                        NAME                                       TITLE                      DATE
                        ----                                       -----                      ----
                /s/ C. RICHARD REESE
     -------------------------------------------       Chairman, and Chief Executive     March 30, 2000
                  C. Richard Reese                       Officer and Director

                 /s/ J. PETER PIERCE
     -------------------------------------------       President and Director            March 30, 2000
                   J. Peter Pierce

               /s/ JOHN F. KENNY, JR.                  Executive Vice President,
     -------------------------------------------         Chief Financial Officer and     March 30, 2000
                 John F. Kenny, Jr.                      Director

                /s/ CLARKE H. BAILEY
     -------------------------------------------       Director                          March 30, 2000
                  Clarke H. Bailey

     -------------------------------------------       Director                          March   , 2000
                 Constantin R. Boden

                 /s/ KENT P. DAUTEN
     -------------------------------------------       Director                          March 30, 2000
                   Kent P. Dauten

                /s/ EUGENE B. DOGGETT
     -------------------------------------------       Director                          March 30, 2000
                  Eugene B. Doggett

                        NAME                                       TITLE                      DATE
                        ----                                       -----                      ----
               /s/ B. THOMAS GOLISANO
     -------------------------------------------       Director                          March 30, 2000
                 B. Thomas Golisano

                /s/ ARTHUR D. LITTLE
     -------------------------------------------       Director                          March 30, 2000
                  Arthur D. Little

                 /s/ HOWARD D. ROSS
     -------------------------------------------       Director                          March 30, 2000
                   Howard D. Ross

                 /s/ VINCENT J. RYAN
     -------------------------------------------       Director                          March 30, 2000
                   Vincent J. Ryan

                               INDEX TO EXHIBITS

    Exhibits indicated below are incorporated by reference to documents of the Company, Old Iron Mountain and Pierce Leahy on file with the Commission. Exhibit numbers in parentheses refer to the Exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). All other exhibits are filed herewith. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

EXHIBIT NO.                                         ITEM                                      EXHIBIT
-----------                                         ----                                      -------
 2.1                    Asset Purchase and Sale Agreement, dated February 18, 2000,      Filed herewith as
                        by and among Iron Mountain Records Management, Inc., Data           Exhibit 2.1
                        Storage Center, Inc., DSC of Florida, Inc., DSC of
                        Massachusetts, Inc., and Suddath Van Lines, Inc.

 2.2                    Agreement and Plan of Merger, dated as of October 20, 1999,          (2.1)(16)
                        by and between Old Iron Mountain and Pierce Leahy.

 2.3                    Stock Purchase Agreement, dated as of April 1, 1999, by and          (2.2)(13)
                        among IMRM, First American Records Management, Inc. and all of the stockholders of First American Records Management,
                        Inc. (confidential treatment granted as to certain
                        portions).

 2.4                    Stock Purchase Agreement, dated as of February 28, 1999, by         (2.10)(11)
                        and among Old Iron Mountain, Data Base, Inc. and all of the stockholders of Data Base, Inc. (confidential treatment
                        granted as to certain portions).

 2.5                    First Amendment to Stock Purchase Agreement, dated as of            (10.1)(13)
                        April 8, 1999, by and among Old Iron Mountain, Data Base,
                        Inc. and all of the stockholders of Data Base, Inc.

 2.6                    Share Purchase Agreement, dated February 26, 1999, among            (10.14)(25)
                        Charles Greaves Stuart-Menteth and Others, Pierce Leahy
                        Europe Limited and Eagle Trustees Limited, as the Sole
                        Trustee of the Stuart-Menteth Family Trust.

 2.7                    Agreement and Plan of Merger, dated as of June 5, 1998, by           (2.1)(8)
                        and among IMRM, Iron Mountain/NUS, Inc. and National
                        Underground Storage, Inc. (confidential treatment granted as to certain portions).

 2.8                    Stock Purchase Agreement, dated May 21, 1998, among Pierce          (10.1)(22)
                        Leahy and the shareholders of Kestrel Holdings, Inc.

 2.9                    Asset Purchase Agreement, dated February 4, 1998, and           (10.1 and 10.2)(20)
                        Amending Agreement, dated April 7, 1998, among Pierce Leahy
                        Command Company, Archivex Inc., the shareholders of Archivex
                        Inc., and certain parties related to Archivex Inc.

 3.1                    Amended and Restated Articles of Incorporation of the             (Annex D)( 25)
                        Company.

 3.2                    Amended and Restated Bylaws of the Company.                        (Annex E)(25)

 4.1                    Form of stock certificate representing shares of Common              (4.1)(26)
                        Stock, $.01 par value per share, of the Company.

 9.0                    Amended and Restated Voting Trust Agreement, dated as of             (9.0)(19)
                        February 28, 1998, by and among certain shareholders of the
                        Company. (#)

 10.1                   Shareholders' Agreement, dated as of October 20, 1999, among       (Annex B)(25)
                        Old Iron Mountain, Pierce Leahy, and those shareholders of
                        Pierce Leahy listed on Schedule A thereto. (#)

EXHIBIT NO.                                         ITEM                                      EXHIBIT
-----------                                         ----                                      -------
 10.2                   Stockholders' Agreement, dated as of September 26, 1997, by         (10.16)(5)
                        and among Old Iron Mountain and certain stockholders of
                        Arcus Group, Inc. (#)

 10.3                   Stockholders' Agreement, dated as of September 17, 1997, by         (10.13)(6)
                        and between Old Iron Mountain and Kent P. Dauten. (#)

 10.4                   Stockholders' Agreement, dated as of February 19, 1997, by          (10.20)(2)
                        and between Old Iron Mountain and certain stockholders of
                        Safesite Records Management Corporation. (#)

 10.5                   Employment Agreement, dated as of February 1, 2000, by and       Filed herewith as
                        between Pierce Leahy and J. Peter Pierce. (#)                      Exhibit 10.5

 10.6                   Pierce Leahy Corp. Non-Qualified Stock Option Plan. (#)             (10.3)(17)

 10.7                   Pierce Leahy Corp. 1997 Stock Option Plan. (#)                      (10.2)(18)

 10.8                   Pierce Leahy Corp. Profit Sharing/401(k) Plan, as amended.           (10)(23)

 10.9                   Iron Mountain/ATSI 1995 Stock Option Plan. (#)                       (10.2)(7)

 10.10                  Iron Mountain Incorporated 1998 Employee Stock Purchase              (10.8)(9)
                        Plan. (#)

 10.11                  Iron Mountain Incorporated 1995 Stock Incentive Plan, as            (10.3)(13)
                        amended. (#)

 10.12                  Third Amended and Restated Credit Agreement, dated as of            (10.1)(26)
                        January 27, 2000, among the Company and certain lenders
                        party thereto and the Chase Manhattan Bank, as
                        Administrative Agent.

 10.13                  Indenture for 8 1/4% Senior Subordinated Notes due 2011,            (10.1)(14)
                        dated April 26, 1999, by and among Old Iron Mountain,
                        certain of its subsidiaries and The Bank of New York, as
                        trustee.

 10.14                  Indenture for 8 3/4% Senior Subordinated Notes due 2009,             (4.1)(4)
                        dated October 24, 1997, by and among Old Iron Mountain,
                        certain of its subsidiaries and The Bank of New York, as
                        trustee.

 10.15                  Indenture for 10 1/8% Senior Subordinated Notes due 2006,            (10.3)(2)
                        dated October 1, 1996, by and among Old Iron Mountain,
                        certain of its subsidiaries and First National Association, as trustee.

 10.16                  Indenture 8 1/8% Senior Notes due 2008, dated as of April 7,       (4.1(c))(21)
                        1998, by and among Pierce Leahy Command Company, as issuer,
                        Pierce Leahy and The Bank of New York, as trustee.

 10.17                  Indenture for 9 1/8% Senior Subordinated Notes due 2007,            (10.5)(19)
                        dated as of July 7, 1997, by and between Pierce Leahy, as
                        issuer, and The Bank of New York, as trustee.

 10.18                  Indenture for 11 1/8% Senior Subordinated Notes due 2006,            (4.4)(17)
                        dated as of July 15, 1996, between Pierce Leahy, as issuer, and United States Trust Company of New York, as trustee.

 10.19                  Amended and Restated Registration Rights Agreement, dated as         (10.1)(3)
                        of June 12, 1997, by and among Old Iron Mountain and certain stockholders of Old Iron Mountain. (#)

 10.20                  Joinder to Registration Rights Agreement, dated as of               (10.12)(5)
                        October 31, 1997, by and between Old Iron Mountain and Kent
                        P. Dauten. (#)

EXHIBIT NO.                                         ITEM                                      EXHIBIT
-----------                                         ----                                      -------
 10.21                  Registration Rights Agreement Joinder, dated as of February      Filed herewith as
                        1, 2000, by and among Old Iron Mountain and certain                Exhibit 10.21
                        shareholders of the Company. (#)

 10.22                  Tax Indemnification Agreement among Pierce Leahy and certain        (10.9)(18)
                        of its shareholders.

 10.23                  Record Center Storage Services Agreement between Old Iron           (10.18)(1)
                        Mountain Records Management, Inc. and Resolution Trust
                        Corporation, dated July 31, 1992, as renewed by letter
                        agreement effective May 20, 1999, between Old Iron Mountain and the Federal Deposit Insurance Corporation.

 10.24                  Strategic Alliance Agreement, dated as of January 4, 1999,          (10.2)(12)
                        by and among Old Iron Mountain, Iron Mountain (U.K.)
                        Limited, Britannia Data Management Limited and Mentmore
                        Abbey plc.

 10.25                  Lease Agreement, dated as of October 1, 1998, between Iron          (10.20)(10)
                        Mountain Statutory Trust--1998 and IMRM.

 10.26                  Unconditional Guaranty, dated as of October 1, 1998, from           (10.21)(10)
                        Old Iron Mountain to Iron Mountain Statutory Trust--1998.

 10.27                  Amendment and Consent to Unconditional Guaranty, dated as of        (10.1)(15)
                        July 1, 1999, between Old Iron Mountain and Iron Mountain
                        Statutory Trust--1998 and consented to by to by the lenders listed therein.

 10.28                  Amended and Restated Agency Agreement, dated October 1,             (10.1)(10)
                        1998, by and between Iron Mountain Statutory Trust--1998 and
                        IMRM.

 10.29                  Lease Agreement, dated as of July 1, 1999, by and between           (10.2)(16)
                        Iron Mountain Statutory Trust--1999 and IMRM.

 10.30                  Agency Agreement, dated as of July 1, 1999, by and between          (10.1)(16)
                        Iron Mountain Statutory Trust--1999 and IMRM.

 10.31                  Unconditional Guaranty, dated as of July 1, 1999, from Old          (10.3)(16)
                        Iron Mountain to Iron Mountain Statutory Trust--1999.

 21                     Subsidiaries of the Company.                                     Filed herewith as
                                                                                            Exhibit 21

 23.1                   Consent of Arthur Andersen LLP (Old Iron Mountain).              Filed herewith as
                                                                                           Exhibit 23.1

 23.2                   Consent of Arthur Andersen LLP (Pierce Leahy).                   Filed herewith as
                                                                                           Exhibit 23.2

 23.3                   Consent of RSM Robinson Rhodes (Iron Mountain Europe)            Filed herewith as
                                                                                           Exhibit 23.3

 27.1                   Financial Data Schedule--December 31, 1999 (Old Iron             Filed herewith as
                        Mountain).                                                         Exhibit 27.1

 27.2                   Financial Data Schedule--December 31, 1999 (Pierce Leahy).       Filed herewith as
                                                                                           Exhibit 27.2

 27.3                   Financial Data Schedule--October 31, 1999 (Iron Mountain         Filed herewith as
                        Europe).                                                           Exhibit 27.3

------------------------------

(1) Filed as an Exhibit to Old Iron Mountain's Registration Statement No. 33-99950, filed with the Commission on December 1, 1995.

(2) Filed as an Exhibit to Old Iron Mountain's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission, File
    No. 0-27584.

(3) Filed as an Exhibit to Old Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission, File
    No. 0-27584.

(4) Filed as an Exhibit to Old Iron Mountain's Current Report on Form 8-K dated October 30, 1997, filed with the Commission, File No. 0-27584.

(5) Filed as an Exhibit to Old Iron Mountain's Registration Statement No. 333-41045, filed with the Commission on November 26, 1997.

(6) Filed as an Exhibit to Old Iron Mountain's Registration Statement No. 333-44185, filed with the Commission on January 13, 1998.

(7) Filed as an Exhibit to Old Iron Mountain's Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

(8) Filed as an Exhibit to Old Iron Mountain's Current Report on Form 8-K dated July 10, 1998, filed with the Commission, File No. 0-27584.

(9) Filed as an Exhibit to Amendment No. 1 to Old Iron Mountain's Registration Statement No. 333-44187, filed with the Commission on August 3, 1998.

(10) Filed as an Exhibit to Old Iron Mountain's Registration Statement No. 333-67765, filed with Commission on November 23, 1998.

(11) Filed as an Exhibit to Old Iron Mountain's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission, File
    No. 0-27584.

(12) Filed as an Exhibit to Old Iron Mountain's Current Report on Form 8-K dated January 19, 1999, filed with the Commission, File No. 0-27584.

(13) Filed as an Exhibit to Old Iron Mountain's Current Report on Form 8-K dated April 16, 1999, filed with the Commission, File No. 0-27584.

(14) Filed as an Exhibit to Old Iron Mountain's Current Report of Form 8-K dated May 11, 1999, filed with the Commission, File No. 0-27584.

(15) Filed as an Exhibit to Old Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission, File
    No. 0-27584.

(16) Filed as an Exhibit to Old Iron Mountain's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission, File No. 1-14937.

(17) Filed as an Exhibit to Pierce Leahy's Registration Statement No. 333-9963, filed with the Commission on August 12, 1996.

(18) Filed as an Exhibit to Pierce Leahy's Registration Statement
    No. 333-23121, filed with the Commission on March 11, 1997.

(19) Filed as an Exhibit to Pierce Leahy's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission, File
    No. 333-09963.

(20) Filed as an Exhibit to Pierce Leahy's Current Report on Form 8-K dated April 20, 1998, filed with the Commission, File No. 1-13045.

(21) Filed as an Exhibit to Pierce Leahy's Registration Statement
    No. 333-58569, filed with the Commission on June 6, 1998.

(22) Filed as an Exhibit to Pierce Leahy's Current Report on Form 8-K dated July 6, 1998, filed with the Commission, File No. 1-13045.

(23) Filed as Exhibit to Pierce Leahy's Registration Statement No. 333-69859, filed with the Commission on December 29, 1998.

(24) Filed as an Exhibit to Pierce Leahy's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission, File
    No. 333-09963.

(25) Filed as an Annex or Exhibit to Amendment No. 1 to Pierce Leahy's Registration Statement No. 333-91577, filed with the Commission on December 13, 1999.

(26) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.