Form 10-Q
period 2000-03-31
IRON MOUNTAIN INC/PA
filed 2000-05-15
CIK 1020569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
-------------------------------------------------------------------------------
(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarterly Period Ended MARCH 31, 2000
                                                   --------------

                                       or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

            For the Transition Period from _______ to _______

                        Commission file number 1-13045
                                               -------

                         IRON MOUNTAIN INCORPORATED
          (Exact Name of Registrant as Specified in its Charter)

              Pennsylvania                               23-2588479
              ------------                               ----------
     (State or Other Jurisdiction of       (I.R.S. Employer Identification No.)
      Incorporation or Organization)

                    745 Atlantic Avenue, Boston, MA 02111
                    -------------------------------------
         (Address of Principal Executive Offices, Including Zip Code)

                            (617) 535-4766
                            --------------
          (Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES  X      NO
    ---        ---

Number of shares of the registrant's Common Stock outstanding as of May 5, 2000:
54,586,813

                           IRON MOUNTAIN INCORPORATED
                                     INDEX


                                                                              Page
                                                                              ----

PART I - FINANCIAL INFORMATION


Item 1 - Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at March 31, 2000 and
           December 31, 1999 (Unaudited)                                         3

         Condensed Consolidated Statements of Operations for the
           Three Months Ended March 31, 2000 and 1999 (Unaudited)                4

         Condensed Consolidated Statements of Cash Flows for the
           Three Months Ended March 31, 2000 and 1999 (Unaudited)                5

          Notes to Condensed Consolidated Financial Statements
            (Unaudited)                                                       6-18

Item 2 - Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                             19-21

Item 3 - Quantitative and Qualitative Disclosures About Market Risk             22

PART II - OTHER INFORMATION


Item 6 - Exhibits and Reports on Form 8-K                                       22

         Signature                                                              24


                                           IRON MOUNTAIN INCORPORATED
                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                  (In Thousands)
                                                    (Unaudited)

                                                                      March 31,       December 31,
                                                                         2000            1999
                                                                   --------------    --------------
ASSETS

Current Assets:
  Cash and cash equivalents                                       $      10,104       $       3,830
  Accounts receivable (less allowances of $10,801
    and $5,740 respectively)                                            160,860             104,074
  Deferred income taxes                                                  13,695              12,475
  Prepaid expenses and other                                             30,173              23,285
                                                                   ------------       -------------
        Total Current Assets                                            214,832             143,664

Property, Plant and Equipment:

  Property, plant and equipment                                         804,849             497,369
  Less: Accumulated depreciation                                       (107,076)            (93,630)
                                                                   ------------       -------------
        Property, Plant and Equipment, net                              697,773             403,739

Other Assets:

  Goodwill, net                                                       1,505,066             729,213
  Customer acquisition costs, net                                        19,445              16,742
  Deferred financing costs, net                                          18,662              16,549
  Other                                                                  13,841               7,305
                                                                   ------------       -------------
        Total Other Assets                                            1,557,014             769,809
                                                                   ------------       -------------

        Total Assets                                               $ 2,469,619        $  1,317,212
                                                                   ------------       -------------
                                                                   ------------       -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt                                $    34,657       $       9,890
  Accounts payable                                                      29,904              25,770
  Accrued expenses                                                     110,281              68,519
  Deferred income                                                       49,116              32,981
  Other current liabilities                                             20,768              13,188
                                                                   ------------       -------------
        Total Current Liabilities                                      244,726             150,348

Long-term Debt, net of current portion                               1,183,536             603,057
Other Long-term Liabilities                                              5,915               5,749
Deferred Rent                                                           11,300              10,819
Deferred Income Taxes                                                   27,615              16,207

Minority Interest                                                       42,367              42,278

Shareholders' Equity:

  Common stock                                                             544                 369
  Additional paid-in capital                                           991,629             560,620
  Accumulated deficit                                                  (36,941)            (31,558)
  Accumulated other comprehensive items                                 (1,072)             (1,193)
  Treasury stock                                                            --             (39,484)
                                                                   ------------       -------------
        Total Shareholders' Equity                                     954,160             488,754
                                                                   ------------       -------------

        Total Liabilities and Shareholders' Equity                 $ 2,469,619        $  1,317,212
                                                                   ------------       -------------
                                                                   ------------       -------------

              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                           IRON MOUNTAIN INCORPORATED
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In Thousands, except Per Share Data)
                                                 (Unaudited)

                                                                                Three Months Ended
                                                                                     March 31,
                                                                         ---------------------------------
                                                                            2000                 1999
                                                                         --------------     --------------
Revenues:
 Storage                                                                 $ 124,939          $  67,722
 Service and storage material sales                                         87,198             41,649
                                                                         -----------        ---------

        Total Revenues                                                     212,137            109,371

Operating Expenses:

 Cost of sales (excluding depreciation)                                    104,458             54,435
 Selling, general and administrative                                        53,457             27,875
 Depreciation and amortization                                              26,303             13,595
 Merger-related expenses                                                       516                 --
                                                                         -----------        ---------

        Total Operating Expenses                                           184,734             95,905
                                                                         -----------        ---------

Operating Income                                                            27,403             13,466

Interest Expense                                                            23,783             11,944
Other Expense, net                                                             781                 --
                                                                         -----------        ---------

       Income from Continuing Operations Before Provision for
          Income Taxes Minority Interest                                     2,839              1,522

Provision for Income Taxes                                                   8,529              1,623
Minority Interests in (Losses) Earnings of Subsidiaries                       (307)               147
                                                                         -----------        ---------

       Loss from Continuing Operations                                      (5,383)              (248)
       Income from Discontinued Operations                                      --                 99
                                                                         -----------        ---------

       Net Loss Applicable to Common Shareholders                        $  (5,383)         $    (149)
                                                                         ===========        =========

Net Loss Per Common Share -  Basic and Diluted:

 Loss from Continuing Operations                                         $   (0.11)         $   (0.01)
 Income from Discontinued Operations                                            --                 --
                                                                         -----------        ---------
      Net Loss Per Common Share -  Basic and Diluted                    $    (0.11)         $   (0.01)
                                                                         ===========        =========


Weighted Average Common Shares Outstanding - Basic and Diluted              47,943             29,500
                                                                         ===========        =========

             THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                            IRON MOUNTAIN INCORPORATED
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                               (In Thousands)
                                                 (Unaudited)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                   -------------------------------------
                                                                                         2000                   1999
                                                                                   ---------------       ---------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Loss                                                                          $    (5,383)           $     (149)
   Adjustments to Reconcile Net Loss to Loss from Continuing Operations:
      Income from Discontinued Operations                                                    --                     99
                                                                                      ----------             ----------
   Loss from Continuing Operations                                                        (5,383)                 (248)
   Adjustments to Reconcile Loss from Continuing Operations to Net Cash
    Provided by Operating Activities of Continuing Operations:

       Minority Interests in (Losses) Earnings of Subsidiaries                              (307)                  147
       Depreciation and Amortization                                                      26,303                13,595
       Amortization of Deferred Financing Costs                                              656                   454
       Provision for Doubtful Accounts                                                     1,196                   350
       Foreign Currency Loss                                                                 781                    55
       Other, Net                                                                            747                    --
   Changes in Assets and Liabilities (Exclusive of Acquisitions):
       Accounts Receivable                                                                 1,068                (2,204)
       Prepaid Expenses and Other Current Assets                                           2,025                 1,522
       Deferred Income Taxes                                                              10,447                 1,566
       Other Assets                                                                          298                   (72)
       Accounts Payable                                                                  (12,092)               (8,545)
       Accrued Expenses                                                                  (10,261)                2,611
       Deferred Income                                                                    (1,016)                  614
       Other Current Liabilities                                                              50                    --
       Deferred Rent                                                                         481                   340
       Other Long-term Liabilities                                                         2,725                   (49)
                                                                                      ----------             ----------
              Cash Flows Provided by Continuing Operations                                17,718                10,136
              Cash Flows Used in Discontinued Operations                                      --                  (752)
                                                                                      ----------             ----------
              Cash Flows Provided by Operating Activities                                 17,718                 9,384

CASH FLOWS FROM INVESTING ACTIVITIES:
   Cash Paid for Acquisitions, net of cash acquired                                       (5,636)              (54,489)
   Capital Expenditures                                                                  (27,646)              (18,293)
   Additions to Customer Acquisition Costs                                                (3,356)               (1,643)
   Other, Net                                                                               (435)                   --
                                                                                      ----------             ----------
              Cash Flows Used in Continuing Operations                                   (37,073)              (74,425)
              Cash Flows Used in Discontinued Operations                                      --                   (61)
                                                                                      ----------             ----------
              Cash Flows Used in Investing Activities                                   (37,073)              (74,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Repayment of Debt                                                                   (203,267)               (8,171)
   Proceeds from Borrowings                                                             223,558                76,100
   Debt Financing from Minority Shareholder                                               7,036                    --
   Debt Financing Costs                                                                  (2,769)                 (238)
   Proceeds from Exercise of Stock Options                                                  885                   620
   Stock Issuance Costs                                                                      --                    (4)
                                                                                      ----------             ----------
              Cash Flows Provided by Continuing Operations                               25,443                68,307
              Cash Flows Provided by Discontinued Operations                                 --                    --
                                                                                      ----------             ----------
              Cash Flows Provided by Financing Activities                                25,443                68,307

Effect of Exchange Rates on Cash and Cash Equivalents                                       186                   (21)
Increase in Cash and Cash Equivalents                                                     6,274                 3,184
Cash and Cash Equivalents, Beginning of Period                                            3,830                 1,715
                                                                                      ----------             ----------
Cash and Cash Equivalents, End of Period                                              $   10,104            $    4,899
                                                                                      ----------             ----------
                                                                                      ----------             ----------



     THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                       IRON MOUNTAIN INCORPORATED
                          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands, except Per Share Data)
                                                (Unaudited)


(1)  GENERAL

The interim condensed consolidated financial statements presented herein have been prepared by Iron Mountain Incorporated ("Iron Mountain" or the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

The condensed consolidated balance sheet presented as of December 31, 1999 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

(2)  COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income
(loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                          Three Months Ended March 31,
                                                        ---------------------------------
                                                              2000             1999
                                                        ----------------   --------------
    Comprehensive Loss:
      Net Loss                                             $ (5,383)        $     (149)
      Other Comprehensive Loss:
         Foreign Currency Translation Adjustment                121               (576)
                                                           --------         ----------
      Comprehensive Loss                                   $ (5,262)        $     (725)
                                                           --------         ----------
                                                           --------         ----------


                                      IRON MOUNTAIN INCORPORATED
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (In Thousands, except Per Share Data)
                                               (Unaudited)

                                                (Continued)


(3)  ACQUISITIONS

On February 1, 2000, the Company completed its acquisition of Pierce Leahy Corp. ("Pierce Leahy") in a stock-for-stock merger valued at approximately $1.1 billion. The total consideration for this transaction was comprised of:
(i) approximately 18.8 million shares of the Company's common stock with a fair value of $444 million; (ii) approximately 1.6 million options to acquire the Company's common stock with a fair value of $25 million; (iii) assumed debt with a fair value of $585 million; and (iv) approximately $4 million of capitalized transaction costs.

In addition, during the three months ended March 31, 2000, the Company purchased substantially all of the assets, and assumed certain liabilities, of two other records and information management businesses (including the acquisition of Pierce Leahy, collectively, the "2000 Acquisitions").

Each of the 2000 Acquisitions and all 17 of the records and information management businesses acquired during 1999 (the "1999 Acquisitions") were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 2000 acquisitions, related real estate was also purchased. The aggregate purchase price for the 2000 Acquisitions was comprised of cash, the Company's common stock and stock options and the assumption of debt, and exceeded the underlying fair value of the net assets acquired by $787,902, which has been assigned to goodwill and is being amortized over 25 to 30 years.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 2000 Acquisitions, as of their acquisition dates, is as follows:


      Purchase Price:
         Cash Paid                                            $     10,212
         Fair Value of Common Stock Issued                         443,950
         Fair Value of Stock Options                                24,967
         Fair Value of Debt Assumed                                584,906
                                                              ------------
             Total Purchase Price                             $  1,064,035
                                                              ------------
                                                              ------------

      Allocation of Purchase Price:
        Current Assets                                        $     68,331
        Property, Plant & Equipment                                281,476
        Other Assets                                                16,612
        Goodwill                                                   787,902
        Liabilities Assumed                                        (88,765)
        Minority Interest                                           (1,521)
                                                              ------------
               Total Allocation of Purchase Price             $  1,064,035
                                                              ------------
                                                              ------------



Allocation of the purchase price for these acquisitions was based on estimates of the fair value of net assets acquired and, for acquisitions completed in 2000, is subject to adjustment upon finalization of the purchase price allocation. The purchase price allocation of the Pierce Leahy transaction is subject to finalization of the

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                       (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(3)  ACQUISITIONS (CONTINUED)

assessment of the fair value of property, plant and equipment, operating leases, restricted common stock and deferred income taxes. Except for the Pierce Leahy acquisition, the Company is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

The following unaudited pro forma information shows the results of the Company's operations for the three months ended March 31, 2000 and the year ended December 31, 1999 as though each of the significant 1999 and 2000 acquisitions had occurred as of January 1, 1999:

                                                Three Months           Year
                                                   Ended               Ended
                                                  March 31,        December 31,
                                                    2000               1999
                                               --------------     --------------
  Revenues                                        $ 242,314         $ 887,927
  Loss from Continuing Operations                    (7,560)           (5,197)
  Net Loss                                           (7,560)          (18,356)

  Loss Per Share from Continuing
    Operations - Basic and Diluted                    (0.14)            (0.10)
  Net Loss Per Share - Basic and Diluted              (0.14)            (0.34)


The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1999, or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the businesses. Certain 1999 and 2000 acquisitions are not included in the pro forma results as their effect was immaterial.

In connection with the 1999 and 2000 acquisitions, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters primarily include completion of planned abandonments of facilities and severances for certain 1999 and 2000 acquisitions.

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(3)  ACQUISITIONS (CONTINUED)

The following is a summary of reserves related to such restructuring activities:


                                                     March 31,     December 31,
                                                      2000            1999
                                                   -------------   -----------
     Reserves, Beginning Balance................       $  9,340     $  10,482
     Reserves Established.......................          7,094         4,234
     Expenditures...............................           (964)       (4,843)
     Adjustments to Goodwill....................            (86)         (533)
                                                       ---------    ---------
     Reserves, Ending Balance...................       $ 15,384     $   9,340
                                                       ---------    ---------
                                                       ---------    ---------



At March 31, 2000 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($6.3 million), severance costs for approximately 59 people ($3.8 million) and other exit costs ($5.3 million). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $4.3 million, which are based on contracts that extend through the expected lease term date, and long-term severance contracts of approximately $3.6 million that extend through 2013.

At December 31, 1999 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($4.8 million), severance costs for approximately 12 people ($1.5 million) and other exit costs ($3.0 million). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $4.6 million, which are based on contracts that extend through the expected lease term date, and long-term severance contracts of approximately $1.1 million that extend through 2013.

                                  IRON MOUNTAIN INCORPORATED
                     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                            (In Thousands, except Per Share Data)
                                           (Unaudited)


                                           (Continued)


(4)  LONG-TERM DEBT

Long-term debt consists of the following:

                                                    MARCH 31, 2000                       DECEMBER 31, 1999
                                            --------------------------------      ---------------------------------
                                              CARRYING            FAIR               CARRYING            FAIR
                                                AMOUNT            VALUE              AMOUNT             VALUE
                                            ---------------    -------------      --------------     --------------


    Revolving Credit Facility                  $  206,899        $  206,899          $  5,000          $    5,000
    10-1/8% Senior Subordinated Notes
      due 2006 (the "1996 Notes")                 165,000           160,100           165,000             167,900
    8-3/4% Senior Subordinated Notes due
       2009 (the "1997 Notes")                    249,616           220,600           249,606             237,500
    8-1/4% Senior Subordinated Notes due
       2011 (the "1999 Notes")                    149,501           126,000           149,490             136,100
    11-1/8% Senior Subordinated Notes due
       2006 (the "1996A Notes")                   133,467           135,803                --                  --
    9-1/8% Senior Subordinated Notes due
       2007 (the "1997A Notes")                   113,548           104,180                --                  --
    8-1/8% Senior Subordinated Notes due
       2008 (the "1998A Notes")                   119,578           101,043                --                  --
    Real Estate Mortgages                          16,040            16,040             2,048               2,048
    Seller Notes                                   17,093            17,093                --                --
    Other                                          47,451            47,451            41,803              41,803
                                               ----------                            --------
      Total Long-term Debt                      1,218,193                             612,947
    Less: Current Portion                         (34,657)                             (9,890)
                                               ----------                            --------
    Long-term Debt, Net of Current
      Portion                                  $1,183,536                            $603,057
                                               ----------                            --------
                                               ----------                            --------


The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at March 31, 2000 and December 31, 1999 for loans with similar terms and average maturities. The fair values of the 1996 Notes, 1997 Notes, 1999 Notes, 1996A Notes, 1997A Notes and 1998A Notes are based on the quoted market prices for those notes on March 31, 2000 and December 31, 1999.

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS


As of March 31, 2000, the 1996 Notes, the 1997 Notes, the 1999 Notes, the 1996A Notes and the 1997A Notes (the "Parent Notes") were fully and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Subsidiary Guarantors"). These guarantees are joint and several obligations of the Subsidiary Guarantors. In addition, the 1996A Notes and the 1997A Notes are secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation, the Company's principal Canadian operating subsidiary ("Canada Company"). The remainder of the Company's subsidiaries (the "Non-Guarantors") do not guarantee the Parent Notes. The Non-Guarantors consist of (i) the Company's foreign subsidiaries, including without limitation, Canada Company, Iron Mountain Europe Limited and their respective subsidiaries, (ii) a majority-owned subsidiary that owns and leases real property to the Company, and (iii) Iron Mountain Records Management (Puerto Rico), Inc.

The 1998A Notes are general unsecured obligations of Canada Company, ranking PARI PASSU in right of payment to all of Canada Company's existing and future senior unsecured indebtedness. As of March 31, 2000, the 1998A Notes were fully and unconditionally guaranteed, on a senior subordinated basis, by the Company, the Subsidiary Guarantors and three of the Non-Guarantors that are organized under the laws of Canadian provinces. As with the Parent Notes, these guarantees are joint and several.

Summarized financial information for the Company's Canadian subsidiary is as follows:


                                                        Two Months Ended
                                                         March 31, 2000
                                                       -------------------
         Revenues                                             $   9,716
         EBITDA                                                   2,649
         Operating income                                           742
         Net loss applicable to common shareholders              (1,362)


                                                         March 31, 2000
                                                       -------------------
         Current assets                                       $  10,742
         Total assets                                           145,192
         Current liabilities                                      9,146
         Long-term liabilities                                  126,937



                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

The following financial data summarizes the consolidating Company on the equity method of accounting as of and for the first quarter of 2000 and 1999:


                                                                                MARCH 31, 2000
                                                    ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------        ----------   ----------     ------------  ------------
ASSETS
Current Assets:

   Cash and Cash Equivalents                         $      427    $    3,611    $   6,066    $        --    $     10,104
   Accounts Receivable                                    5,564       128,348       26,948             --         160,860
   Intercompany Receivable                              169,413      (127,579)      30,025        (71,859)             --
   Other Current Assets                                     463        49,206       13,769        (19,570)         43,868
                                                     ----------    ----------    ---------    ------------   ------------
    Total Current Assets                                175,867        53,586       76,808        (91,429)        214,832
Property, Plant and Equipment, net                       84,907       500,906      111,960             --         697,773
Other Assets:

   Due From Affiliates                                  415,728            --           --       (415,728)             --
   Long-term Notes Receivable from Affiliates           557,123       124,100           --       (681,223)             --
   Investment in Subsidiaries                           388,160        53,469       72,372       (514,001)             --
   Goodwill, net                                        352,560       936,406      205,501         10,599       1,505,066
   Other                                                 18,103        27,721        6,124             --          51,948
                                                     ----------    ----------    ---------    ------------   ------------
    Total Other Assets                                1,731,674     1,141,696      283,997     (1,600,353)      1,557,014
                                                     ----------    ----------    ---------    ------------   ------------

    Total Assets                                     $1,992,448    $1,696,188    $ 472,765    $(1,691,782)   $  2,469,619
                                                     ----------    ----------    ---------    ------------   ------------
                                                     ----------    ----------    ---------    ------------   ------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                            $   17,254    $  181,965    $ 136,936    $   (91,429)   $    244,726
Long-term Debt, Net of Current Portion                1,020,575         3,077      159,884             --       1,183,536
Due to Affiliates                                            --       415,681           47       (415,728)             --
Long-term Notes Payable to Affiliates                        --       681,223           --       (681,223)             --
Other Long-term Liabilities                                 459        47,170       (2,799)            --          44,830
Minority Interest                                            --            --         (307)        42,674          42,367
Shareholders' Equity                                    954,160       367,072      179,004       (546,076)        954,160
                                                     ----------    ----------    ---------    ------------   ------------
   Total Liabilities and Shareholders' Equity        $1,992,448    $1,696,188    $472,765     $ (1,691,782)  $  2,469,619
                                                     ----------    ----------    ---------    ------------   ------------
                                                     ----------    ----------    ---------    ------------   ------------

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                                DECEMBER 31, 1999
                                                    ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------        ----------   ----------     ------------  -------------
ASSETS
Current Assets:

   Cash and Cash Equivalents                         $       --    $    2,260    $   1,570    $        --    $       3,830
   Accounts Receivable                                       --        93,076       10,998             --          104,074
   Other Current Assets                                      --        42,312        6,718        (13,270)          35,760
                                                     ----------    ----------    ---------    ------------   -------------
    Total Current Assets                                     --       137,648       19,286        (13,270)         143,664
Property, Plant and Equipment, net                           --       352,784       50,955             --          403,739
Other Assets:
  Due From Affiliates                                   224,826            --           --       (224,826)              --
  Long-term Notes Receivable from Affiliates            557,123            --           --       (557,123)              --
  Investment in Subsidiaries                            276,291        52,971           --       (329,262)              --
  Goodwill, net                                              --       623,285      105,928             --          729,213
  Other                                                  15,908        24,036          652             --           40,596
                                                     ----------    ----------    ---------    ------------   -------------
   Total Other Assets                                 1,074,148       700,292      106,580     (1,111,211)         769,809
                                                     ----------    ----------    ---------     -----------    ------------
                                                     ----------    ----------    ---------    ------------   -------------
   Total Assets                                      $1,074,148    $1,190,724    $ 176,821    $(1,124,481)   $   1,317,212
                                                     ----------    ----------    ---------    ------------   -------------
                                                     ----------    ----------    ---------    ------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                            $   15,398    $  100,630    $  47,590    $   (13,270)    $    150,348
Long-term Debt, Net of Current Portion                  569,996         2,942       30,119             --          603,057
Due to Affiliates                                            --       224,793           33       (224,826)              --
Long-term Notes Payable to Affiliates                        --       557,123           --       (557,123)              --
Other Long-term Liabilities                                  --        31,497        1,278             --           32,775
Minority Interest                                            --            --       42,278             --           42,278
Shareholders' Equity                                    488,754       273,739       55,523       (329,262)         488,754
                                                     ----------    ----------    ---------    ------------   -------------
   Total Liabilities and Shareholders' Equity        $1,074,148    $1,190,724    $ 176,821    $(1,124,481)    $  1,317,212
                                                     ----------    ----------    ---------    ------------   -------------
                                                     ----------    ----------    ---------    ------------   -------------

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                       THREE MONTHS ENDED MARCH 31, 2000
                                                    ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------        ----------   ----------     ------------  -------------
Revenues:
  Storage                                         $     574    $ 111,076      $ 13,289      $     --      $  124,939
  Service and Storage Material Sales                  3,249       72,504        11,948          (503)         87,198
                                                  ---------    ---------      --------      ---------     ----------
   Total Revenues                                     3,823      183,580       25,237           (503)        212,137

Operating Expenses:

 Cost of Sales (Excluding Depreciation)               2,236       89,884       14,206         (1,868)        104,458
 Selling, General and Administrative                    660       45,922        5,510          1,365          53,457
 Depreciation and Amortization                          341       22,801        3,161             --          26,303
 Merger-Related Expenses                                 --          516           --             --             516
                                                  ---------    ---------      --------      ---------     ----------
   Total Operating Expenses                           3,237      159,123       22,877           (503)        184,734
                                                  ---------    ---------      --------      ---------     ----------

Operating Income                                        586       24,457        2,360             --          27,403

Interest Income                                     (13,674)          --           --         13,674              --
Interest Expense                                     20,492       13,510        3,455        (13,674)         23,783
Equity in the (Earnings) Losses of
  Subsidiaries                                          352         (102)          --           (250)             --
Other Expense (Income)                                   --          (66)         847             --             781
                                                  ---------    ---------      --------      ---------     ----------

   Income (Loss) from Continuing Operations
      Before Provision (Benefit) for Income
      Taxes and Minority Interest Expense            (6,584)      11,115       (1,942)           250           2,839

Provision (Benefit) for Income Taxes                 (1,201)       9,970         (240)            --           8,529
Minority Interests in (Losses) Earnings of
  Subsidiaries                                           --           --         (307)            --            (307)
                                                  ---------    ---------      --------      ---------     ----------

   Net Income (Loss)                              $  (5,383)   $   1,145      $(1,395)      $    250      $   (5,383)
                                                  ---------    ---------      --------      ---------     ----------
                                                  ---------    ---------      --------      ---------     ----------


                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                       THREE MONTHS ENDED MARCH 31, 1999
                                                    ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------        ----------   ----------     ------------  -------------
Revenues:
  Storage                                         $      --      $  66,113      $ 1,609       $      --      $   67,722
  Service and Storage Material Sales                     --         40,352        1,297              --          41,649
                                                  ---------      ---------      --------      ---------      ----------
    Total Revenues                                       --        106,465        2,906              --         109,371

Operating Expenses:
 Cost of Sales (Excluding Depreciation)                  --         52,778        1,657              --          54,435
 Selling, General and Administrative                    124         27,313          438              --          27,875
 Depreciation and Amortization                           --         13,242          353              --          13,595
                                                  ---------      ---------      --------      ---------     -----------
    Total Operating Expenses                            124         93,333        2,448              --          95,905
                                                  ---------      ---------      --------      ---------     -----------

Operating Income (Loss)                                (124)        13,132          458              --          13,466

Interest Income                                     (10,360)            --           --          10,360              --
Interest Expense                                     11,719         10,501           84         (10,360)         11,944
Equity in the Earnings of Subsidiaries               (1,334)           (20)          --           1,354              --
                                                  ---------      ---------      --------      ---------     -----------

 Income (Loss) from Continuing Operations
    Before Provision for Income Taxes and
    Minority Interest Expense                         (149)          2,651          374         (1,354)          1,522

Provision for Income Taxes                              --           1,416          207             --           1,623
Minority Interests in (Losses) Earnings of
  Subsidiaries                                          --              --          147             --             147
                                                  ---------      ---------      --------      ---------     -----------

    Income (Losses) from Continuing
         Operations                                   (149)          1,235           20         (1,354)           (248)
Income from Discontinued Operations                     --              99           --             --              99
                                                  ---------      ---------      --------      ---------     -----------
   Net Income (Loss)                              $   (149)      $   1,334      $    20       $ (1,354)     $     (149)
                                                  ---------      ---------      --------      ---------     -----------
                                                  ---------      ---------      --------      ---------     -----------


                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                                MARCH 31, 2000
                                                    ----------------------------------------------------------------------
                                                                                  NON-
                                                     PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                     ------        ----------   ----------     ------------  -------------
Cash Flows from Operating Activities:
     Cash Flows Provided by (Used in) Operating
       Activities                                 $  (7,077)     $ 27,535      $  (2,740)     $      --       $ 17,718

Cash Flows from Investing Activities:
 Investment in Subsidiaries                              --        (1,591)           --          1,591              --
 Intercompany Loans to Subsidiaries                (185,715)      (10,527)           --        196,242              --
 Cash Paid for Acquisitions, net of Cash Acquired    (3,895)         (565)       (1,176)            --          (5,636)
 Capital Expenditures                                (2,471)      (19,909)       (5,266)            --         (27,646)
 Additions to Customer Acquisition Costs                 --        (2,696)         (660)            --          (3,356)
 Other, Net                                              --            91          (526)            --            (435)
                                                  ---------      ---------      --------      ---------     -----------
     Cash Flows Used in Investing Activities       (192,081)      (35,197)       (7,628)       197,833         (37,073)

Cash Flows from Financing Activities:

 Repayment of Debt                                  (28,550)     (172,192)       (2,525)            --        (203,267)
 Net Proceeds from Borrowings                       220,500         1,885         1,173             --         223,558
 Debt Financing from Minority Shareholder                --            --         7,036             --           7,036
 Intercompany Loans from Parent                       9,519       179,320         7,403       (196,242)             --
 Equity Contribution from Parent                         --            --         1,591         (1,591)             --
 Proceeds from Exercise of Stock Options                885            --            --             --             885
 Debt Financing and Stock Issuance Costs             (2,769)           --            --             --          (2,769)
                                                  ---------      ---------      --------      ---------     -----------
     Cash Flows Provided by Financing Activities    199,585         9,013        14,678       (197,833)         25,443

Effect of Exchange Rates on Cash and Cash
  Equivalents                                            --            --           186             --             186

Increase in Cash and Cash Equivalents                   427         1,351         4,496             --           6,274
Cash and Cash Equivalents, Beginning of Period           --         2,260         1,570             --           3,830
                                                  ---------      ---------      --------      ---------     -----------

Cash and Cash Equivalents, End of Period          $     427      $  3,611      $  6,066       $      --     $    10,104
                                                  ---------      ---------      --------      ---------     -----------
                                                  ---------      ---------      --------      ---------     -----------

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                                        MARCH 31, 1999
                                                            ----------------------------------------------------------------------
                                                                                          NON-
                                                             PARENT        GUARANTORS   GUARANTORS     ELIMINATIONS  CONSOLIDATED
                                                             ------        ----------   ----------     ------------  -------------
Cash Flows from Operating Activities:
     Cash Flows Provided by (Used in) Continuing
       Operations                                           $ (21,975)     $ 31,618     $     493        $      --      $ 10,136
     Cash Flows Used in Discontinued Operations                    --          (752)           --               --          (752)
                                                            ---------      --------     ---------        ---------     ---------
     Cash Flows Provided by (Used in) Operating
       Activities                                             (21,975)       30,866           493               --         9,384

Cash Flows from Investing Activities:

 Investment in Subsidiaries                                   (46,613)      (46,643)           --           93,256            --
Cash Paid for Acquisitions, net of Cash Acquired                   --       (10,656)      (43,833)              --       (54,489)
Capital Expenditures                                               --       (18,166)         (127)              --       (18,293)
Additions to Customer Acquisition Costs                            --        (1,643)           --               --        (1,643)
                                                            ---------      --------     ---------        ---------     ---------
     Cash Flows Used in Continuing Operations                 (46,613)      (77,108)      (43,960)          93,256       (74,425)
     Cash Flows Used in Discontinued Operations                    --           (61)           --               --           (61)
                                                            ---------      --------     ---------        ---------     ---------
     Cash Flows Used in Investing Activities                  (46,613)      (77,169)      (43,960)          93,256       (74,486)

Cash Flows from Financing Activities:

 Repayment of Debt                                             (7,900)         (203)          (68)            --        (8,171)
 Net Proceeds from Borrowings                                  76,100            --            --             --        76,100
 Equity Contribution from Parent                                   --        46,613        46,643       (93,256)            --
 Proceeds from Exercise of Stock Options                          620            --            --             --           620
 Debt Financing and Stock Issuance Costs                         (242)           --            --             --          (242)
                                                            ---------      --------     ---------      ---------     ---------
     Cash Flows Provided by Continuing Operations              68,578        46,410        46,575       (93,256)        68,307
     Cash Flows Provided by Discontinued
       Operations                                                  --            --            --            --             --
                                                            ---------      --------     ---------      ---------     ---------
     Cash Flows Provided by Financing Activities               68,578        46,410        46,575       (93,256)        68,307

Effect of Exchange Rates on Cash and Cash
  Equivalents                                                      --            --           (21)           --           (21)

Increase (Decrease) in Cash and Cash Equivalents                  (10)          107         3,087            --         3,184


Cash and Cash Equivalents, Beginning of Period                     12         1,703            --            --         1,715
                                                            ---------      --------     ---------      ---------     ---------

Cash and Cash Equivalents, End of Period                    $      2       $  1,810     $   3,087      $            $    4,899
                                                            ---------      --------     ---------      ---------     ---------
                                                            ---------      --------     ---------      ---------     ---------

                             IRON MOUNTAIN INCORPORATED
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                      (Unaudited)


                                      (Continued)

(6)  EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the quarters ended March 31, 2000 and 1999, 1,239 and 875 potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(7)  SUBSEQUENT EVENTS

Effective May 1, 2000, the Company acquired all of the assets of Data Storage Centers, Inc. ("DSC") of Jacksonville, Florida for $54 million in cash. DSC operates in 14 markets located primarily in the southeastern United States. In April and through May 12, 2000, the Company acquired two additional businesses for aggregate purchase price of $5.8 million. The acquisitions will be accounted for using the purchase method of accounting.

                               IRON MOUNTAIN INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2000 and 1999 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three months ended March 31, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

Overview

The Company's consolidated revenues increased $102.7 million, or 94.0%, to $212.1 million for the first quarter of 2000 from $109.4 million for the first quarter of 1999. Internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 14.4%.

On February 1, 2000, the Company completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at approximately $1.1 billion. The acquisition was structured as a reverse merger with Pierce Leahy being the surviving legal entity and immediately changing its name to Iron Mountain Incorporated. Based on the number of shares of Iron Mountain and Pierce Leahy common stock outstanding immediately prior to the completion of the merger, immediately after the merger former stockholders of Iron Mountain owned approximately 65% of the Company's common stock. Because of this share ownership, Iron Mountain is considered the acquiring entity for accounting purposes. The total consideration for this transaction was comprised of: (i) approximately 18.8 million shares of the Company's common stock with a fair value of $444 million; (ii) approximately 1.6 million options to acquire the Company's common stock with a fair value of $25 million; (iii) assumed debt with a fair value of $585 million; and (iv) approximately $4 million of capitalized transaction costs. Consolidated revenues were $342.3 million for the year ended December 31, 1999.

During the first quarter of 2000, the Company acquired two additional records and information management services businesses for total consideration of $5.3 million. These two acquisitions reported $2.0 million in revenues for the year ended December 31, 1999.

Results of Operations

Consolidated storage revenues increased $57.2 million, or 84.5%, to $124.9 million for the first quarter of 2000, from $67.7 million for the first quarter of 1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 11.9%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $45.6 million, or 109.4%, to $87.2 for the first quarter of 2000 from $41.6 million for the first quarter of 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 18.0%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $102.7 million, or 94.0%, to $212.1 million for the first quarter of 2000 from $109.4 million for the first quarter of 1999.

                               IRON MOUNTAIN INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                     (Continued)


Consolidated cost of sales (excluding depreciation) increased $50.1 million, or 91.9%, to $104.5 million (49.2% of consolidated revenues) for the first quarter of 2000 from $54.4 million (49.8% of consolidated revenues) for the first quarter of 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale.

Consolidated selling, general and administrative expenses increased $25.6 million, or 91.8%, to $53.5 million (25.2% of consolidated revenues) for the first quarter of 2000 from $27.9 million (25.5% of consolidated revenues) for the first quarter of 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale partially offset by the increased spending in information technology related to the following: (i) the conversion of new systems for the Company's data security business, (ii) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with the Company and (iii) the Company's efforts to explore new technology-related service opportunities.

Consolidated depreciation and amortization expense increased $12.7 million, or 93.5%, to $26.3 million (12.4% of consolidated revenues) for the first quarter of 2000 from $13.6 million (12.4% of consolidated revenues) for the first quarter of 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1999 and 2000 Acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include costs of exiting certain facilities, severance and pay-to-stay payments, system conversion costs and other transaction-related costs. Merger-related expenses were $0.5 million, 0.2% of consolidated revenues, for the first quarter of 2000.

As a result of the foregoing factors, consolidated operating income increased $13.9 million, or 103.5%, to $27.4 million (12.9% of consolidated revenues) for the first quarter of 2000 from $13.5 million (12.3% of consolidated revenues) for the first quarter of 1999.

Consolidated interest expense increased $11.9 million, or 99.1%, to $23.8 million for the first quarter of 2000 from $11.9 million for the first quarter of 1999. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures as well as debt assumed as a result of the Pierce Leahy acquisition. Consolidated other income (expense) for the first quarter of 2000 is comprised of a $0.8 million net foreign currency exchange loss primarily due to a change in the value of the Canadian dollar as compared to U.S. dollar, as it relates to the 1998A Notes.

As a result of the foregoing factors, consolidated income from continuing operations before provision for income taxes and minority interests in (losses) earnings of subsidiaries increased $1.3 million to $2.8 million (1.3% of consolidated revenues) for the first quarter of 2000 from $1.5 million (1.4% of consolidated revenues) for the first quarter of 1999. The provision for income taxes was $8.5 million for the first quarter of 2000 compared to $1.6 million for the first quarter of 1999. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but

                               IRON MOUNTAIN INCORPORATED
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                                    (Continued)


not for acquisitions of stock). In connection with the 2000 Acquisitions, the Company recorded approximately $509 million in nondeductible goodwill.

Consolidated loss from continuing operations increased $5.2 million to $5.4 million (2.5% of consolidated revenues) for the first quarter of 2000 from $0.2 million (0.2% of consolidated revenues) for the first quarter of 1999.

As a result of the foregoing factors, consolidated earnings before interest, taxes, depreciation, amortization, extraordinary items, other income and merger-related expenses ("EBITDA") increased $27.1 million, or 100.4%, to $54.2 million (25.6% of consolidated revenues) for the first quarter of 2000 from $27.1 million (24.7% of consolidated revenues) for the first quarter of 1999.

Liquidity and Capital Resources

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first three months of 2000 amounted to $5.6 million, $27.6 million and $3.4 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's revolving credit facility.

Net cash provided by operations was $17.7 million for the first three months of 2000 compared to $9.4 million for the same period in 1999. The increase resulted from an increase in EBITDA, which was partially offset by a decrease in trade accounts payable and accrued expenses accounts.

Net cash provided by financing activities was $25.4 million for the three months ended March 31, 2000, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $223.6 million, which were partially offset by repayments of debt of $203.3 million.

Effective February 1, 2000, the Company's revolving credit facility was amended and restated (the "Amended Credit Agreement") to increase the aggregate principal amount available to $400.0 million and to include the ability to borrow in certain foreign currencies. The facility matures on January 31, 2005. Interest on borrowings under the Amended Credit Agreement will be paid at the Company's choice of five different variable interest rates. The Amended Credit Agreement contains certain restrictive covenants.

                          IRON MOUNTAIN INCORPORATED

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company does not hold any derivative financial instruments or derivative commodity instruments. Iron Mountain's investment in Iron Mountain Europe Limited and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation. In addition, one of the Company's Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in the Company's consolidated statements of operations.

The Company engages neither in speculative nor derivative trading activities. As of March 31, 2000, the Company had $0.2 billion of debt outstanding with a weighted average variable interest rate of 7.95% and $1.0 billion of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1% to 8.95%, such increase would have had a negative impact on the Company's net income for the quarter ended March 31, 2000 of approximately $434,000. See Note 4 to Notes to Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of March 31, 2000 and December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K

     (a) EXHIBITS

     Listed below are the exhibits which are filed as part of this Form 10-Q (according to the number assigned to them in Item 601 of Regulation S-K).


Exhibit
No.                   Description of Document               Exhibit File No.
-------               -----------------------               ----------------

2.1      Amendment No. 1 to Asset Purchase and Sale
         Agreement, dated May 1, 2000, by and among
         Iron Mountain Records Management, Inc., Data
         Storage Center, Inc., DSC of Florida, Inc.,
         DSC of Massachusetts, Inc., Suddath Van Lines,
         Inc. and Suddath Family Trust U/A
         11/8/79 ......................................     Filed herewith as
                                                            Exhibit 2.1

2.2      Asset Purchase and Sale Agreement, dated
         February 18, 2000, by and among Iron Mountain
         Records Management, Inc., Data Storage Center,
         Inc., DSC of Florida, Inc., DSC of
         Massachusetts, Inc., and Suddath Van Lines,
         Inc. .........................................     Incorporated by
                                                            reference to
                                                            Exhibit 2.1 from the
                                                            Company's Annual
                                                            Report on Form 10-K,
                                                            filed on March 30,
                                                            2000

10.1     Employment Agreement, dated as of February 1,
         2000, by and between Pierce Leahy and
         J. Peter Pierce ..............................     Incorporated by
                                                            reference to
                                                            Exhibit 10.5 from the
                                                            Company's Annual
                                                            Report on Form 10-K,
                                                            filed on March 30,
                                                            2000.

10.2     Third Amended and Restated Credit Agreement,
         dated as of January 27, 2000, among the
         Company and certain lenders party thereto and
         the Chase Manhattan Bank, as Administrative
         Agent ........................................     Incorporated by
                                                            reference to
                                                            Exhibit 10.1 from the
                                                            Company's Current
                                                            Report on Form 8-K,
                                                            filed on February 1,
                                                            2000.

10.3     Registration Rights Agreement Joinder, dated
         as of February 1, 2000, by and among the
         Company and certain shareholders of the
         Company ......................................     Incorporated by
                                                            reference to
                                                            Exhibit 10.21 from the
                                                            Company's Annual
                                                            Report on Form 10-K,
                                                            filed on March 30,
                                                            2000.

27       Financial Data Schedule ......................     Filed herewith as
                                                            Exhibit 27


     (b)  REPORTS ON FORM 8-K.

     1. Form 8-K (Items 2 and 7) filed on February 1, 2000.

                               IRON MOUNTAIN INCORPORATED


CERTAIN IMPORTANT FACTORS

We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern the operations, economic performance and financial condition of Iron Mountain. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others, the following:

     - unanticipated costs as a result of Iron Mountain's acquisition of Pierce Leahy;

     - difficulties related to the integration of acquisitions generally and, more specifically, the integration of the operations of Iron Mountain and Pierce Leahy;

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

                           IRON MOUNTAIN INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     IRON MOUNTAIN INCORPORATED

May 15, 2000
------------                     By: /s/ Jean A. Bua
  (date)                             ------------------------------------
                                     Jean A. Bua
                                     Vice President and Corporate Controller
                                     (Principal Accounting Officer)