Form 10-Q
period 2000-06-30
IRON MOUNTAIN INC/PA
filed 2000-08-14
CIK 1020569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

--------------------------------------------------------------------------------

(Mark One)
/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended   June 30, 2000
                                                ----------------

                                       or

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

             For the Transition Period from __________ to __________

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

YES     X        NO
     ------          ------

Number of shares of the registrant's Common Stock outstanding as of August 4, 2000: 54,729,297

                           IRON MOUNTAIN INCORPORATED
                                      INDEX


                                                                                               PAGE
                                                                                               ----
PART I -   FINANCIAL INFORMATION

Item 1 -   Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at June 30, 2000 and
              December 31, 1999 (Unaudited)                                                      3

           Condensed Consolidated Statements of Operations for the Three Months Ended
              June 30, 2000 and 1999 (Unaudited)                                                 4

           Condensed Consolidated Statements of Operations for the Six Months Ended
              June 30, 2000 and 1999 (Unaudited)                                                 5

           Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2000 and 1999 (Unaudited)                                                 6

           Notes to Condensed Consolidated Financial Statements (Unaudited)                   7-20

Item 2 -   Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                     21-25

Item 3 -   Quantitative and Qualitative Disclosures About Market Risk                           25

PART II -  OTHER INFORMATION

Item 4 -   Submission of Matters to a Vote of Security-Holders                                  26

Item 6 -   Exhibits and Reports on Form 8-K                                                  26-27

           Signature                                                                            29


PART I.   FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                           JUNE 30,      DECEMBER 31,
                                                            2000             1999
                                                        -----------      -----------
ASSETS

Current Assets:
   Cash and cash equivalents                            $     8,347      $     3,830
   Accounts receivable (less allowances of $11,597
     and $5,740 respectively)                               169,259          104,074
   Deferred income taxes                                     18,137           12,475
   Prepaid expenses and other                                22,657           23,285
                                                        -----------      -----------
         Total Current Assets                               218,400          143,664

Property, Plant and Equipment:
   Property, plant and equipment                            844,732          497,369
   Less: Accumulated depreciation                          (124,170)         (93,630)
                                                        -----------      -----------
         Property, Plant and Equipment, net                 720,562          403,739

Other Assets:
   Goodwill, net                                          1,532,652          729,213
   Customer acquisition costs, net                           22,211           16,742
   Deferred financing costs, net                             18,139           16,549
   Other                                                     22,053            7,305
                                                        -----------      -----------
         Total Other Assets                               1,595,055          769,809
                                                        -----------      -----------

         Total Assets                                   $ 2,534,017      $ 1,317,212
                                                        ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                    $    32,810      $     9,890
   Accounts payable                                          27,317           25,770
   Accrued expenses                                         131,741           68,519
   Deferred income                                           49,748           32,981
   Other current liabilities                                 22,037           13,188
                                                        -----------      -----------
         Total Current Liabilities                          263,653          150,348

Long-term Debt, net of current portion                    1,229,950          603,057
Other Long-term Liabilities                                   5,849            5,749
Deferred Rent                                                11,898           10,819
Deferred Income Taxes                                        39,287           16,207

Minority Interest                                            40,452           42,278

Shareholders' Equity:
   Common stock                                                 547              369
   Additional paid-in capital                             1,011,237          560,620
   Accumulated deficit                                      (65,186)         (31,558)
   Accumulated other comprehensive items                     (3,670)          (1,193)
   Treasury stock                                                --          (39,484)
                                                        -----------      -----------
         Total Shareholders' Equity                         942,928          488,754
                                                        -----------      -----------

         Total Liabilities and Shareholders' Equity     $ 2,534,017      $ 1,317,212
                                                        ===========      ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                      ------------------------------
                                                                                          2000               1999
                                                                                      -----------        -----------
Revenues:
   Storage                                                                            $   148,445        $    79,928
   Service and storage material sales                                                     104,120             51,837
                                                                                      -----------        -----------

         Total Revenues                                                                   252,565            131,765

Operating Expenses:
   Cost of sales (excluding depreciation)                                                 121,973             66,167
   Selling, general and administrative                                                     64,724             32,938
   Depreciation and amortization                                                           31,644             16,281
   Stock option compensation expense                                                       14,939                 --
   Merger-related expenses                                                                  3,875                 --
                                                                                      -----------        -----------

         Total Operating Expenses                                                         237,155            115,386
                                                                                      -----------        -----------

Operating Income                                                                           15,410             16,379

Interest Expense                                                                           30,245             14,227
Other Expense, net                                                                          3,699                 --
                                                                                      -----------        -----------

         Income (Loss) from Continuing Operations Before Provision for Income
             Taxes and Minority Interest                                                  (18,534)             2,152

Provision for Income Taxes                                                                  9,847              3,229
Minority Interests in (Losses) Earnings of Subsidiaries                                      (136)               318
                                                                                      -----------        -----------

         Loss from Continuing Operations                                                  (28,245)            (1,395)
         Income from Discontinued Operations                                                   --                142
         Loss on sale of Discontinued Operations                                               --              9,400
                                                                                      -----------        -----------

             Net Loss Applicable to Common Shareholders                               $   (28,245)       $   (10,653)
                                                                                      ===========        ===========

Net Loss Per Common Share -  Basic and Diluted:
   Loss from Continuing Operations                                                    $     (0.52)       $     (0.04)
   Loss from Discontinued Operations                                                           --              (0.28)
                                                                                      -----------        -----------

             Net Loss Per Common Share -  Basic and Diluted                           $     (0.52)       $     (0.32)
                                                                                      ===========        ===========

Weighted Average Common Shares Outstanding - Basic and Diluted                             54,641             33,028
                                                                                      ===========        ===========



              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                  JUNE 30,
                                                                                      ------------------------------
                                                                                          2000               1999
                                                                                      -----------        -----------
Revenues:
   Storage                                                                            $   273,384        $   147,650
   Service and storage material sales                                                     191,318             93,486
                                                                                      -----------        -----------

         Total Revenues                                                                   464,702            241,136

Operating Expenses:
   Cost of sales (excluding depreciation)                                                 226,431            120,602
   Selling, general and administrative                                                    118,181             60,813
   Depreciation and amortization                                                           57,947             29,876
   Stock option compensation expense                                                       14,939                 --
   Merger-related expenses                                                                  4,391                 --
                                                                                      -----------        -----------

         Total Operating Expenses                                                         421,889            211,291
                                                                                      -----------        -----------

Operating Income                                                                           42,813             29,845

Interest Expense                                                                           54,028             26,171
Other Expense, net                                                                          4,480                 --
                                                                                      -----------        -----------

         Income (Loss) from Continuing Operations Before Provision for Income
             Taxes and Minority Interest                                                  (15,695)              3,674

Provision for Income Taxes                                                                 18,376              4,852
Minority Interests in (Losses) Earnings of Subsidiaries                                      (443)               465
                                                                                      -----------        -----------

         Loss from Continuing Operations                                                  (33,628)            (1,643)
         Income from Discontinued Operations                                                   --                241
         Loss on sale of Discontinued Operations                                               --              9,400
                                                                                      -----------        -----------

         Net Loss Applicable to Common Shareholders                                   $   (33,628)       $   (10,802)
                                                                                      ===========        ===========

Net Loss Per Common Share -  Basic and Diluted:
   Loss from Continuing Operations                                                    $     (0.66)       $     (0.05)
   Loss from Discontinued Operations                                                           --              (0.30)
                                                                                      -----------        -----------

         Net Loss Per Common Share -  Basic and Diluted                               $     (0.66)       $     (0.35)
                                                                                      ===========        ===========

Weighted Average Common Shares Outstanding - Basic and Diluted                             51,292             31,274
                                                                                      ===========        ===========


              THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE
                       CONSOLIDATED FINANCIAL STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)


                                                                                             SIX MONTHS ENDED
                                                                                                 JUNE 30,
                                                                                  ----------------------------------------
                                                                                         2000                  1999
                                                                                  -----------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                         $   (33,628)          $   (10,802)
    Adjustments to Reconcile Net Loss to Loss from Continuing Operations:
       Income from Discontinued Operations                                                    --                  (241)
       Loss on sale of Discontinued Operations                                                --                 9,400
                                                                                      ----------            ----------
    Loss from Continuing Operations                                                      (33,628)               (1,643)
    Adjustments to Reconcile Loss from Continuing Operations to Net Cash
      Provided by Operating Activities of Continuing Operations:
       Minority Interests in (Losses) Earnings of Subsidiaries                              (443)                  465
       Depreciation and Amortization                                                      57,947                29,876
       Amortization of Deferred Financing Costs                                            1,478                   911
       Provision for Doubtful Accounts                                                     2,810                   904
       Stock Option Compensation Expense                                                  14,939                    --
       Foreign Currency Loss                                                               4,480                    --
       Other, Net                                                                            754                   137
    Changes in Assets and Liabilities (Exclusive of Acquisitions):
       Accounts Receivable                                                                (6,817)              (12,229)
       Prepaid Expenses and Other Current Assets                                           6,663                 1,364
       Deferred Income Taxes                                                              20,348                 4,358
       Other Assets                                                                          328                  (237)
       Accounts Payable                                                                  (14,547)               (7,319)
       Accrued Expenses                                                                   19,476                 5,002
       Deferred Income                                                                    (1,421)                  954
       Deferred Rent                                                                       1,079                   627
       Other Long-term Liabilities                                                          (375)                   --
                                                                                      ----------            ----------
             Cash Flows Provided by Continuing Operations                                 73,071                23,170
             Cash Flows Used in Discontinued Operations                                       --                  (357)
                                                                                      ----------            ----------
             Cash Flows Provided by Operating Activities                                  73,071                22,813

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Paid for Acquisitions, net of cash acquired                                     (71,099)             (171,629)
    Capital Expenditures                                                                 (62,766)              (40,338)
    Investment in Subsidiary                                                                  --                (4,800)
    Investment in Convertible Preferred Stock                                             (6,500)                   --
    Additions to Customer Acquisition Costs                                               (5,101)               (3,933)
    Other, Net                                                                              (543)                   --
                                                                                      ----------            ----------
             Cash Flows Used in Continuing Operations                                   (146,009)             (220,700)
             Cash Flows Used in Discontinued Operations                                       --                  (345)
                                                                                      ----------            ----------
             Cash Flows Used in Investing Activities                                    (146,009)             (221,045)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt                                                                   (295,093)             (237,370)
    Proceeds from Borrowings                                                             361,831               200,600
    Net Proceeds from Sale of Senior Subordinated Notes                                       --               149,460
    Debt Financing from Minority Shareholder                                               9,479                    --
    Debt Financing Costs                                                                  (3,068)               (4,182)
    Net Proceeds from Equity Offering                                                         --               153,755
    Repurchase of Common Stock                                                                --               (39,484)
    Proceeds from Exercise of Stock Options                                                3,862                   901
    Stock Issuance Costs                                                                      --                  (512)
                                                                                      ----------            ----------
             Cash Flows Provided by Continuing Operations                                 77,011               223,168
             Cash Flows Provided by Discontinued Operations                                   --                    --
                                                                                      ----------            ----------
             Cash Flows Provided by Financing Activities                                  77,011               223,168

Effect of Exchange Rates on Cash and Cash Equivalents                                        444                   (82)
Increase in Cash and Cash Equivalents                                                      4,517                24,854
Cash and Cash Equivalents, Beginning of Period                                             3,830                 1,715
                                                                                      ----------            ----------
Cash and Cash Equivalents, End of Period                                              $    8,347            $   26,569
                                                                                      ==========            ==========


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

(2)    COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:


                                               THREE MONTHS ENDED                        SIX MONTHS ENDED
                                                    JUNE 30,                                  JUNE 30,
                                       -----------------------------------     ---------------------------------------
                                            2000               1999                   2000                 1999
                                       ---------------    ----------------     ------------------     ----------------
Comprehensive Loss:
    Net Loss                             $   (28,245)       $   (10,653)         $   (33,628)           $   (10,802)
    Other Comprehensive Loss:
        Foreign Currency Translation
        Adjustment                            (2,598)            (1,711)              (2,477)                (2,287)
                                         -----------        -----------          -----------            -----------
    Comprehensive Loss                   $   (30,843)       $   (12,364)         $   (36,105)           $   (13,089)
                                         ===========        ===========          ===========            ===========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)     ACQUISITIONS

During the six months ended June 30, 2000, the Company completed its acquisition of Pierce Leahy Corp. in a stock-for-stock merger and purchased substantially all of the assets, and assumed certain liabilities, of six additional records and information management services businesses (collectively, the "2000 Acquisitions").

Each of the 2000 Acquisitions and all 17 of the records and information management services businesses acquired during 1999 (the "1999 Acquisitions") were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 2000 acquisitions, related real estate was also purchased. The aggregate purchase price for the 2000 Acquisitions was comprised of cash, the Company's common stock and stock options and the assumption of debt, and exceeded the underlying fair value of the net assets acquired by $836,935, which has been assigned to goodwill and is being amortized over 25 to 30 years.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the 2000 Acquisitions, as of their acquisition dates, is as follows:


      Purchase Price:
           Cash Paid                                  $     75,675
           Fair Value of Common Stock Issued               443,950
           Fair Value of Stock Options                      24,967
           Fair Value of Debt Assumed                      584,906
                                                      ------------
               Total Purchase Price                   $  1,129,498
                                                      ============

       Allocation of Purchase Price:
           Current Assets                             $     72,557
           Property, Plant & Equipment                     288,952
           Other Assets                                     20,738
           Goodwill                                        836,935
           Liabilities Assumed                             (88,163)
           Minority Interest                                (1,521)
                                                      ------------
               Total Allocation of Purchase Price     $  1,129,498
                                                      ============


Allocation of the purchase price for the 2000 Acquisitions was based on estimates of the fair value of net assets acquired, is subject to adjustment upon finalization of the purchase price allocation. The purchase price allocations of the Pierce Leahy and Data Storage Center, Inc. transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, operating leases, restricted common stock and deferred income taxes. Except for the Pierce Leahy acquisition, the Company is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)     ACQUISITIONS (CONTINUED)

The following unaudited pro forma information shows the results of the Company's operations for the six months ended June 30, 2000 and the year ended December 31, 1999 as though each of the significant 1999 and 2000 acquisitions had occurred as of January 1, 1999:


                                                                    SIX MONTHS               YEAR
                                                                       ENDED                 ENDED
                                                                      JUNE 30,            DECEMBER 31,
                                                                        2000                 1999
                                                                 -------------------    ----------------
          Revenues                                                    $  501,362             $ 905,199
          Loss from Continuing Operations                               (36,209)                (7,225)
          Net Loss                                                      (36,209)               (20,384)

          Loss Per Share from Continuing Operations - Basic
             and Diluted                                                  (0.66)                 (0.13)
          Net Loss Per Share - Basic and Diluted                          (0.66)                 (0.38)


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

The following is a summary of reserves related to such restructuring activities:


                                                            JUNE 30,               DECEMBER 31,
                                                              2000                     1999
                                                       -------------------      -------------------
          Reserves, Beginning Balance..................   $   9,340                 $  10,482
          Reserves Established.........................       8,323                     4,234
          Expenditures.................................      (2,482)                   (4,843)
          Adjustments to Goodwill......................      (1,239)                     (533)
                                                          ---------                 ---------
          Reserves, Ending Balance.....................   $  13,942                 $   9,340
                                                          =========                 =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(3)     ACQUISITIONS (CONTINUED)

At June 30, 2000, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($6.7 million), severance costs for approximately 33 people ($2.8 million) and other exit costs ($4.4 million). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $4.8 million, which are based on contracts that extend through the expected lease term date, and long-term severance contracts of approximately $2.8 million that extend through 2013.

At December 31, 1999, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($4.8 million), severance costs for approximately 12 people ($1.5 million) and other exit costs ($3.0 million). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $4.6 million, which are based on contracts that extend through the expected lease term date, and long-term severance contracts of approximately $1.1 million that extend through 2013.

(4) LONG-TERM DEBT

Long-term debt consists of the following:


                                                    JUNE 30, 2000                        DECEMBER 31, 1999
                                            --------------------------------      ---------------------------------
                                               CARRYING            FAIR             CARRYING             FAIR
                                                AMOUNT            VALUE              AMOUNT              VALUE
                                            ---------------    -------------      --------------     --------------
    Revolving Credit Facility               $     258,083      $    258,083       $     5,000        $      5,000
    10-1/8% Senior Subordinated Notes due
       2006 (the "1996 Notes")                    165,000           165,400           165,000             167,900
    8-3/4% Senior Subordinated Notes due
       2009 (the "1997 Notes")                    249,626           228,800           249,606             237,500
    8-1/4% Senior Subordinated Notes due
       2011 (the "1999 Notes")                    149,513           131,300           149,490             136,100
    11-1/8% Senior Subordinated Notes due
       2006 (the "1996A Notes")                    132,817          134,200                --                  --
    9-1/8% Senior Subordinated Notes due
       2007 (the "1997A Notes")                    113,771         114,600                 --                  --
    8-1/8% Senior Subordinated Notes due
       2008 (the "1998A Notes")                    120,055         118,800                 --                  --
    Real Estate Mortgages                           17,393          17,393              2,048               2,048
    Seller Notes                                    14,194          14,194                 --                  --
    Other                                           42,308          42,308             41,803              41,803
                                            --------------                        -----------
       Total Long-term Debt                      1,262,760                            612,947
    Less: Current Portion                          (32,810)                            (9,890)
                                            --------------                        -----------
    Long-term Debt, Net of Current
       Portion                              $    1,229,950                        $   603,057
                                            ==============                        ===========


The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at June 30, 2000 and December 31, 1999 for loans with similar terms and average maturities. The fair values of the 1996 Notes, 1997 Notes, 1999 Notes, 1996A Notes, 1997A Notes and 1998A Notes are based on the quoted market prices for those notes on June 30, 2000 and December 31, 1999.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

As of June 30, 2000, the 1996 Notes, the 1997 Notes, the 1999 Notes, the 1996A Notes and the 1997A Notes (the "Parent Notes") were fully and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Subsidiary Guarantors"). These guarantees are joint and several obligations of the Subsidiary Guarantors. In addition, the 1996A Notes and the 1997A Notes are secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation, the Company's principal Canadian operating subsidiary ("Canada Company"). The remainder of the Company's subsidiaries (the "Non-Guarantors") do not guarantee the Parent Notes. The Non-Guarantors consist of (i) the Company's foreign subsidiaries, including without limitation, Canada Company, Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and their respective subsidiaries, (ii) a majority-owned subsidiary that owns and leases real property to the Company, and (iii) Iron Mountain Records Management (Puerto Rico), Inc.

The 1998A Notes are general unsecured obligations of Canada Company, ranking PARI PASSU in right of payment to all of Canada Company's existing and future senior unsecured indebtedness. As of June 30, 2000, the 1998A Notes were fully and unconditionally guaranteed, on a senior subordinated basis, by the Company, the Subsidiary Guarantors and three of the Non-Guarantors that are organized under the laws of Canadian provinces. As with the Parent Notes, these guarantees are joint and several.

Summarized financial information for Canada Company is as follows:


                                                       FIVE MONTHS ENDED
                                                         JUNE 30, 2000
                                                  ----------------------------
               Revenues                                $     23,380
               EBITDA                                         6,415
               Operating loss                                  (176)
               Net loss applicable to common
                    shareholders                             (5,565)


                                                         JUNE 30, 2000
                                                  ----------------------------
               Current assets                          $     12,109
               Total assets                                 144,317
               Current liabilities                            6,092
               Long-term liabilities                        126,000


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)


(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

The following financial data summarizes the consolidating Company on the equity method of accounting as of June 30, 2000 and December 31, 1999 and for the three and six month periods ended June 30, 2000 and 1999:


                                                                               JUNE 30, 2000
                                                    -----------------------------------------------------------------------
                                                                                    NON-
                                                      PARENT       GUARANTORS    GUARANTORS    ELIMINATIONS    CONSOLIDATED
                                                      ------       ----------    ----------    ------------    ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                       $       609    $      (315)   $     8,053     $       --    $     8,347
   Accounts Receivable                                   6,250        135,894         27,115             --        169,259
   Intercompany Receivable (Payable)                   126,087       (146,582)        20,495             --             --
   Other Current Assets                                    473         53,785          5,793        (19,257)        40,794
                                                   -----------    -----------    -----------    -----------    -----------
      Total Current Assets                             133,419         42,782         61,456        (19,257)       218,400
Property, Plant and Equipment, net                      92,414        516,716        111,432             --        720,562
Other Assets:
   Due From Affiliates                                 345,330             --             --       (345,330)            --
   Long-term Notes Receivable from Affiliates          735,818        166,670             --       (902,488)            --
   Investment in Subsidiaries                          366,602         51,475         72,383       (490,460)            --
   Goodwill, net                                       467,758        852,874        201,560         10,460      1,532,652
   Other                                                17,310         38,864          6,229             --         62,403
                                                   -----------    -----------    -----------    -----------    -----------
      Total Other Assets                             1,932,818      1,109,883        280,172     (1,727,818)     1,595,055
                                                   -----------    -----------    -----------    -----------    -----------
      Total Assets                                 $ 2,158,651    $ 1,669,381    $   453,060    $(1,747,075)   $ 2,534,017
                                                   ===========    ===========    ===========    ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                          $    21,014    $   172,766    $    89,130    $   (19,257)   $   263,653
Long-term Debt, Net of Current Portion               1,072,214          2,755        154,981             --      1,229,950
Due to Affiliates                                           --        345,330             --       (345,330)            --
Long-term Notes Payable to Affiliates                  124,100        735,755         42,633       (902,488)            --
Other Long-term Liabilities                             (1,605)        61,987         (3,348)            --         57,034
Minority Interest                                           --             --           (446)        40,898         40,452
Shareholders' Equity                                   942,928        350,788        170,110       (520,898)       942,928
                                                   -----------    -----------    -----------    -----------    -----------
      Total Liabilities and Shareholders' Equity   $ 2,158,651    $ 1,669,381    $   453,060    $(1,747,075)   $ 2,534,017
                                                   ===========    ===========    ===========    ===========    ===========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                            DECEMBER 31, 1999
                                                    -----------------------------------------------------------------------
                                                                                   NON-
                                                      PARENT      GUARANTORS    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                      ------      ----------    ----------   ------------   ------------
ASSETS
Current Assets:
   Cash and Cash Equivalents                        $       --   $     2,260   $     1,570    $       --    $     3,830
   Accounts Receivable                                      --        93,076        10,998            --        104,074
   Other Current Assets                                     --        42,312         6,718       (13,270)        35,760
                                                   -----------   -----------   -----------   -----------    -----------
      Total Current Assets                                  --       137,648        19,286       (13,270)       143,664
Property, Plant and Equipment, net                          --       352,784        50,955            --        403,739
Other Assets:
   Due From Affiliates                                 224,826            --            --      (224,826)            --
   Long-term Notes Receivable from Affiliates          557,123            --            --      (557,123)            --
   Investment in Subsidiaries                          276,291        52,971            --      (329,262)            --
   Goodwill, net                                            --       623,285       105,928            --        729,213
   Other                                                15,908        24,036           652            --         40,596
                                                   -----------   -----------   -----------   -----------    -----------
      Total Other Assets                             1,074,148       700,292       106,580    (1,111,211)       769,809
                                                   -----------   -----------   -----------   -----------    -----------
      Total Assets                                 $ 1,074,148   $ 1,190,724   $   176,821   $(1,124,481)   $ 1,317,212
                                                   ===========   ===========   ===========   ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                          $    15,398   $   100,630   $    47,590   $   (13,270)   $   150,348
Long-term Debt, Net of Current Portion                 569,996         2,942        30,119            --        603,057
Due to Affiliates                                           --       224,793            33      (224,826)            --
Long-term Notes Payable to Affiliates                       --       557,123            --      (557,123)            --
Other Long-term Liabilities                                 --        31,497         1,278            --         32,775
Minority Interest                                           --            --        42,278            --         42,278
Shareholders' Equity                                   488,754       273,739        55,523      (329,262)       488,754
                                                   -----------   -----------   -----------   -----------    -----------
      Total Liabilities and Shareholders' Equity   $ 1,074,148   $ 1,190,724   $   176,821   $(1,124,481)   $ 1,317,212
                                                   ===========   ===========   ===========   ===========    ===========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                              THREE MONTHS ENDED JUNE 30, 2000
                                               ----------------------------------------------------------------
                                                                            NON-
                                                PARENT      GUARANTORS   GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                ------      ----------   ----------  ------------  ------------
Revenues:
   Storage                                     $     869    $ 131,388    $  16,188     $     --    $ 148,445
   Service and Storage Material Sales              4,741       85,788       14,838       (1,247)     104,120
                                               ---------    ---------    ---------    ---------    ---------
      Total Revenues                               5,610      217,176       31,026       (1,247)     252,565

Operating Expenses:
   Cost of Sales (Excluding Depreciation)          3,129      105,046       16,884       (3,086)     121,973
   Selling, General and Administrative               960       54,216        7,709        1,839       64,724
   Depreciation and Amortization                   1,389       26,670        3,585           --       31,644
   Stock Option Compensation Expense                  --       14,939           --           --       14,939
   Merger-Related Expenses                            --        3,753          122           --        3,875
                                               ---------    ---------    ---------    ---------    ---------
      Total Operating Expenses                     5,478      204,624       28,300       (1,247)     237,155
                                               ---------    ---------    ---------    ---------    ---------

Operating Income                                     132       12,552        2,726           --       15,410

Interest Income                                  (13,674)          --           --       13,674           --
Interest Expense                                  25,190       13,586        5,143      (13,674)      30,245
Equity in the Losses of Subsidiaries              18,981          186           --      (19,167)          --
Other Expense, net                                    --          713        2,986           --        3,699
                                               ---------    ---------    ---------    ---------    ---------

    Loss from Continuing Operations Before
       Provision (Benefit) for Income Taxes
       and Minority Interest                     (30,365)      (1,933)      (5,403)      19,167      (18,534)

Provision (Benefit) for Income Taxes              (2,120)      12,536         (569)          --        9,847
Minority Interests in Losses of Subsidiaries          --           --         (136)          --         (136)
                                               ---------    ---------    ---------    ---------    ---------

    Net Loss                                   $ (28,245)   $ (14,469)   $  (4,698)   $  19,167    $ (28,245)
                                               =========    =========    =========    =========    =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                   THREE MONTHS ENDED JUNE 30, 1999
                                                    --------------------------------------------------------------------
                                                                                   NON-
                                                    PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                    ------       ----------     ----------   ------------   ------------
Revenues:
   Storage                                         $      --      $  74,921      $   5,007      $     --      $  79,928
   Service and Storage Material Sales                     --         48,018          3,819            --         51,837
                                                   ---------      ---------      ---------     ---------      ---------
      Total Revenues                                      --        122,939          8,826            --        131,765

Operating Expenses:
   Cost of Sales (Excluding Depreciation)                 --         61,039          5,128            --         66,167
   Selling, General and Administrative                    61         31,514          1,363            --         32,938
   Depreciation and Amortization                          --         15,230          1,051            --         16,281
                                                   ---------      ---------      ---------     ---------      ---------
      Total Operating Expenses                            61        107,783          7,542            --        115,386
                                                   ---------      ---------      ---------     ---------      ---------

Operating Income (Loss)                                  (61)        15,156          1,284            --         16,379
Interest Income                                      (13,752)            --             --        13,752             --
Interest Expense                                      13,870         13,876            233       (13,752)        14,227
Equity in the (Earnings) Losses of
   Subsidiaries                                       10,474           (366)            --       (10,108)            --
                                                   ---------      ---------      ---------     ---------      ---------

   Income (Loss) from Continuing Operations
      Before Provision for Income Taxes and
      Minority Interest                              (10,653)         1,646          1,051        10,108          2,152

Provision for Income Taxes                                --          2,862            367            --          3,229
Minority Interests in Earnings of Subsidiaries            --             --            318            --            318
                                                   ---------      ---------      ---------     ---------      ---------

      Income (Loss) from Continuing
           Operations                                (10,653)        (1,216)           366        10,108         (1,395)
Income from Discontinued Operations                       --            142             --            --            142
Loss on sale of Discontinued Operations                   --          9,400             --            --          9,400
                                                   ---------      ---------      ---------     ---------      ---------

      Net Income (Loss)                            $ (10,653)     $ (10,474)     $     366     $  10,108      $ (10,653)
                                                   =========      =========      =========     =========      =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                      SIX MONTHS ENDED JUNE 30, 2000
                                                  ----------------------------------------------------------------------
                                                                                  NON-
                                                   PARENT       GUARANTORS     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   ------       ----------     ----------   ------------   ------------
Revenues:
   Storage                                       $   1,443      $ 242,464      $  29,477       $     --      $ 273,384
   Service and Storage Material Sales                7,990        158,292         26,786         (1,750)       191,318
                                                 ---------      ---------      ---------      ---------      ---------
      Total Revenues                                 9,433        400,756         56,263         (1,750)       464,702

Operating Expenses:
   Cost of Sales (Excluding Depreciation)            5,365        194,930         31,090         (4,954)       226,431
   Selling, General and Administrative               1,620        100,138         13,219          3,204        118,181
   Depreciation and Amortization                     1,730         49,471          6,746             --         57,947
   Stock Option Compensation Expense                    --         14,939             --             --         14,939
   Merger-Related Expenses                              --          4,269            122             --          4,391
                                                 ---------      ---------      ---------      ---------      ---------
      Total Operating Expenses                       8,715        363,747         51,177         (1,750)       421,889
                                                 ---------      ---------      ---------      ---------      ---------

Operating Income                                       718         37,009          5,086             --         42,813

Interest Income                                    (27,348)            --             --         27,348             --
Interest Expense                                    45,682         27,096          8,598        (27,348)        54,028
Equity in the Losses of Subsidiaries                19,333             84             --        (19,417)            --
Other Expense, net                                      --            647          3,833             --          4,480
                                                 ---------      ---------      ---------      ---------      ---------

   Income (Loss) from Continuing Operations
      Before Provision (Benefit) for Income
      Taxes and Minority Interest                  (36,949)         9,182         (7,345)        19,417        (15,695)

Provision (Benefit) for Income Taxes                (3,321)        22,506           (809)            --         18,376
Minority Interests in Losses of Subsidiaries            --             --           (443)            --           (443)
                                                 ---------      ---------      ---------      ---------      ---------

   Net Loss                                      $ (33,628)     $ (13,324)     $  (6,093)     $  19,417      $ (33,628)
                                                 =========      =========      =========      =========      =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                     SIX MONTHS ENDED JUNE 30, 1999
                                                  ------------------------------------------------------------------------
                                                                                   NON-
                                                     PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                     ------       ----------     ----------    ------------   ------------
Revenues:
   Storage                                          $      --      $ 141,034      $   6,616       $     --      $ 147,650
   Service and Storage Material Sales                      --         88,370          5,116             --         93,486
                                                    ---------      ---------      ---------      ---------      ---------
      Total Revenues                                       --        229,404         11,732             --        241,136

Operating Expenses:
   Cost of Sales (Excluding Depreciation)                  --        113,817          6,785             --        120,602
   Selling, General and Administrative                    185         58,827          1,801             --         60,813
   Depreciation and Amortization                           --         28,473          1,403             --         29,876
                                                    ---------      ---------      ---------      ---------      ---------
      Total Operating Expenses                            185        201,117          9,989             --        211,291
                                                    ---------      ---------      ---------      ---------      ---------

Operating Income (Loss)                                  (185)        28,287          1,743             --         29,845

Interest Income                                       (24,112)            --             --         24,112             --
Interest Expense                                       25,589         24,377            317        (24,112)        26,171
Equity in the (Earnings) Losses of Subsidiaries
                                                        9,140           (387)            --         (8,753)            --
                                                    ---------      ---------      ---------      ---------      ---------

      Income (Loss) from Continuing Operations
         Before Provision for Income Taxes and
         Minority Interest                            (10,802)         4,297          1,426          8,753          3,674

Provision for Income Taxes                                 --          4,278            574             --          4,852
Minority Interests in Earnings of
      Subsidiaries                                         --             --            465             --            465
                                                    ---------      ---------      ---------      ---------      ---------

      Income (Loss) from Continuing
         Operations                                   (10,802)            19            387          8,753         (1,643)
Income from Discontinued Operations                        --            241             --             --            241
Loss on sale of Discontinued Operations                    --          9,400             --             --          9,400
                                                    ---------      ---------      ---------      ---------      ---------

      Net Income (Loss)                             $ (10,802)     $  (9,140)     $     387      $   8,753      $ (10,802)
                                                    =========      =========      =========      =========      =========


                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                           SIX MONTHS ENDED JUNE 30, 2000
                                                       -----------------------------------------------------------------------
                                                                                        NON-
                                                         PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------     ----------    ------------   ------------
Cash Flows from Operating Activities:
        Cash Flows Provided by (Used in) Operating
           Activities                                   $ (13,796)     $  85,576      $   1,291      $      --      $  73,071

Cash Flows from Investing Activities:
   Investment in Convertible Preferred Stock                   --         (6,500)            --             --         (6,500)
   Intercompany Loans to Subsidiaries                    (239,690)       (18,822)            --        258,512             --
   Cash Paid for Acquisitions, net of Cash Acquired        (3,895)       (57,012)       (10,192)            --        (71,099)
   Capital Expenditures                                   (10,960)       (44,397)        (7,409)            --        (62,766)
   Additions to Customer Acquisition Costs                     --         (4,431)          (670)            --         (5,101)
   Other, Net                                                 (11)          (487)           (45)            --           (543)
                                                        ---------      ---------      ---------      ---------      ---------
        Cash Flows Used in Investing Activities          (254,556)      (131,649)       (18,316)       258,512       (146,009)

Cash Flows from Financing Activities:
   Repayment of Debt                                     (114,830)      (172,277)        (7,986)            --       (295,093)
   Net Proceeds from Borrowings                           358,500          1,885          1,446             --        361,831
   Debt Financing from Minority Shareholder                    --             --          9,479             --          9,479
   Intercompany Loans from Parent                          24,200        214,106         20,206       (258,512)            --
   Proceeds from Exercise of Stock Options                  3,862             --             --             --          3,862
   Debt Financing and Stock Issuance Costs                 (2,771)          (297)            --             --         (3,068)
                                                        ---------      ---------      ---------      ---------      ---------
        Cash Flows Provided by Financing Activities       268,961         43,417         23,145       (258,512)        77,011

Effect of Exchange Rates on Cash and Cash
   Equivalents                                                 --             81            363             --            444

Increase (Decrease) in Cash and Cash Equivalents              609         (2,575)         6,483             --          4,517

Cash and Cash Equivalents, Beginning of Period                 --          2,260          1,570             --          3,830
                                                        ---------      ---------      ---------      ---------      ---------

Cash and Cash Equivalents, End of Period                $     609      $    (315)     $   8,053         $   --      $   8,347
                                                        =========      =========      =========      =========      =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                            SIX MONTHS ENDED JUNE 30, 1999
                                                       -----------------------------------------------------------------------
                                                                                        NON-
                                                         PARENT       GUARANTORS     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                         ------       ----------     ----------    ------------   ------------
Cash Flows from Operating Activities:
        Cash Flows Provided by (Used in) Continuing
           Operations                                    $ (10,258)     $  31,216      $   2,212      $      --      $  23,170
        Cash Flows Used in Discontinued Operations              --           (357)            --             --           (357)
                                                         ---------      ---------      ---------      ---------      ---------
        Cash Flows Provided by (Used in) Operating
           Activities                                      (10,258)        30,859          2,212             --         22,813

Cash Flows from Investing Activities:
   Investment in Subsidiaries                              (51,610)       (46,810)            --         93,620         (4,800)
   Intercompany Loans to Subsidiaries                     (139,129)            --             --        139,129             --
   Cash Paid for Acquisitions, net of Cash Acquired         (2,398)      (125,200)       (44,031)            --       (171,629)
   Capital Expenditures                                         --        (39,395)          (943)            --        (40,338)
   Additions to Customer Acquisition Costs                      --         (3,933)            --             --         (3,933)
                                                         ---------      ---------      ---------      ---------      ---------
        Cash Flows Used in Continuing Operations          (193,137)      (215,338)       (44,974)       232,749       (220,700)
        Cash Flows Used in Discontinued Operations              --           (345)            --             --           (345)
                                                         ---------      ---------      ---------      ---------      ---------
        Cash Flows Used in Investing Activities           (193,137)      (215,683)       (44,974)       232,749       (221,045)

Cash Flows from Financing Activities:
   Repayment of Debt                                      (235,900)          (360)        (1,110)            --       (237,370)
   Net Proceeds from Borrowings                            200,600             --             --             --        200,600
   Net Proceeds from Sale of Senior Subordinated
        Notes                                              149,460             --             --             --        149,460
   Net Proceeds from Equity Offerings                      153,755             --             --             --        153,755
   Repurchase of Common Stock                              (39,484)            --             --             --        (39,484)
   Intercompany Loans from Parent                               --        139,129             --       (139,129)            --
   Equity Contribution from Parent                              --         46,810         46,810        (93,620)            --
   Proceeds from Exercise of Stock Options                     901             --             --             --            901
   Debt Financing and Stock Issuance Costs                  (4,694)            --             --             --         (4,694)
                                                         ---------      ---------      ---------      ---------      ---------
        Cash Flows Provided by Continuing Operations       224,638        185,579         45,700       (232,749)       223,168
        Cash Flows Provided by Discontinued
            Operations                                          --             --             --             --             --
                                                         ---------      ---------      ---------      ---------      ---------
        Cash Flows Provided by Financing Activities        224,638        185,579         45,700       (232,749)       223,168

Effect of Exchange Rates on Cash and Cash
   Equivalents                                                  --             --            (82)            --            (82)

Increase in Cash and Cash Equivalents                       21,243            755          2,856             --         24,854

Cash and Cash Equivalents, Beginning of Period                  12          1,703             --             --          1,715
                                                         ---------      ---------      ---------      ---------      ---------

Cash and Cash Equivalents, End of Period                 $  21,255      $   2,458      $   2,856      $      --      $  26,569
                                                         =========      =========      =========      =========      =========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                   (Continued)

(6)      STOCK OPTION COMPENSATION EXPENSE

During the second quarter of 2000, the Company entered into separation agreements with certain executives. The separation agreements for these executives included the acceleration and extension of previously granted stock options, which resulted in a non-cash charge of $14.9 million. In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," compensation is equal to the intrinsic value at the date of measurement, and recorded in the statement of operations as stock option compensation expense. The Company expects to incur an additional charge of this nature amounting to at least $5 million in the third quarter of 2000.

(7)      EARNINGS PER SHARE

In accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share," basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three and six months ended June 30, 2000 and for the three and six months ended June 30, 1999, 3.5 million and 2.1 million potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(8)      INVESTMENT IN PREFERRED STOCK

Included in other assets is a $6.5 million investment in the Series F convertible preferred stock of a certain technology development company, which the Company purchased in May 2000. The investment has been recorded at the cost basis.

(9)      SUBSEQUENT EVENT

On August 14, 2000, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750 million and includes two tranches of term debt. Tranche A and B represent term loans to the Company in principal amounts of $150 million and $200 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility.

                           IRON MOUNTAIN INCORPORATED


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and six months ended June 30, 2000 and 1999 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three and six months ended June 30, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

OVERVIEW

The Company's consolidated revenues increased $120.8 million, or 91.7%, to $252.6 million for the second quarter of 2000 from $131.8 million for the second quarter of 1999. Internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 12.7%. For the six months ended June 30, 2000, the Company's consolidated revenues were $464.7 million compared to $241.1 million for the same period last year, an increase of 92.7%. Internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 13.7%.

During the second quarter of 2000, the Company acquired four additional records and information management services businesses for total consideration of $65.0 million. These four acquisitions reported $22.5 million in revenues for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

Consolidated storage revenues increased $68.5 million, or 85.7%, to $148.4 million for the second quarter of 2000, from $79.9 million for the second quarter of 1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 12.0%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $52.3 million, or 100.9%, to $104.1 for the second quarter of 2000 from $51.8 million for the second quarter of 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 13.8%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $120.8 million, or 91.7%, to $252.6 million for the second quarter of 2000 from $131.8 million for the second quarter of 1999.

Consolidated cost of sales (excluding depreciation) increased $55.8 million, or 84.3%, to $122.0 million (48.3% of consolidated revenues) for the second quarter of 2000 from $66.2 million (50.2% of consolidated revenues) for the second quarter of 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale. The decrease was partially offset by increased reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expense.

                           IRON MOUNTAIN INCORPORATED


Consolidated selling, general and administrative expenses increased $31.8 million, or 96.5%, to $64.7 million (25.6% of consolidated revenues) for the second quarter of 2000 from $32.9 million (25.0% of consolidated revenues) for the second quarter of 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition, while the increase as a percentage of revenues was primarily attributable to reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expense, increased spending in sales and marketing, as well as increased spending in information technology related to the following: (i) the conversion of new systems for the Company's data security business, (ii) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with the Company and
(iii) the Company's efforts to explore new technology-related service opportunities. These increases were partially offset by efficiencies driven by an increase in scale.

Consolidated depreciation and amortization expense increased $15.3 million, or 94.4%, to $31.6 million (12.5% of consolidated revenues) for the second quarter of 2000 from $16.3 million (12.4% of consolidated revenues) for the second quarter of 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to 1999 and 2000 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. Stock option compensation expense was $14.9 million, 5.9% of consolidated revenues, for the second quarter of 2000. The Company expects to incur an additional charge of this nature amounting to at least $5 million in the third quarter of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $3.9 million, or 1.5% of consolidated revenues, for the second quarter of 2000.

As a result of the foregoing factors, consolidated operating income decreased $1.0 million, or 5.9%, to $15.4 million (6.1% of consolidated revenues) for the second quarter of 2000 from $16.4 million (12.4% of consolidated revenues) for the second quarter of 1999.

Consolidated interest expense increased $16.0 million, or 112.6%, to $30.2 million for the second quarter of 2000 from $14.2 million for the second quarter of 1999. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures as well as debt assumed as a result of the Pierce Leahy acquisition. Consolidated other income (expense) for the second quarter of 2000 is comprised of a $3.7 million net foreign currency exchange loss primarily due to a change in the value of the Canadian dollar as compared to U.S. dollar, as it relates to the 1998A Notes.

As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision for income taxes and minority interests in (losses) earnings of subsidiaries decreased $20.7 million to a loss of $18.5 million (7.3% of consolidated revenues) for the second quarter of 2000 from income of $2.2 million (1.6% of consolidated revenues) for the second quarter of 1999. The provision for income taxes was $9.8 million for the second quarter of 2000 compared to $3.2 million for the second quarter of 1999. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the acquisitions closed in the second quarter of 2000, the Company recorded approximately $9 million in nondeductible goodwill.

                           IRON MOUNTAIN INCORPORATED

Consolidated loss from continuing operations increased $26.8 million to $28.2 million (11.2% of consolidated revenues) for the second quarter of 2000 from $1.4 million (1.1% of consolidated revenues) for the second quarter of 1999.

As a result of the foregoing factors, consolidated earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense ("EBITDA") increased $33.2 million, or 101.7%, to $65.9 million (26.1% of consolidated revenues) for the second quarter of 2000 from $32.7 million (24.8% of consolidated revenues) for the second quarter of 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

Consolidated storage revenues increased $125.7 million, or 85.2%, to $273.4 million for the first six months of 2000, from $147.7 million for the first six months of 1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 12.2%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $97.8 million, or 104.6%, to $191.3 million for the first six months of 2000 from $93.5 million for the first six months of 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 16.0%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $223.6 million, or 92.7%, to $464.7 million for the first six months of 2000 from $241.1 million for the first six months of 1999.

Consolidated cost of sales (excluding depreciation) increased $105.8 million, or 87.8%, to $226.4 million (48.7% of consolidated revenues) for the first six months of 2000 from $120.6 million (50.0% of consolidated revenues) for the first six months of 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale. The decrease was partially offset by increased reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expense.

Consolidated selling, general and administrative expenses increased $57.4 million, or 94.3%, to $118.2 million (25.4% of consolidated revenues) for the first six months of 2000 from $60.8 million (25.2% of consolidated revenues) for the first six months of 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition, while the increase as a percentage of revenues was primarily attributable to reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expense, increased spending in sales and marketing, as well as increased spending in information technology related to the following: (i) the conversion of new systems for the Company's data security business, (ii) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with the Company and
(iii) the Company's efforts to explore new technology-related service opportunities. These increases were partially offset by efficiencies driven by an increase in scale.

Consolidated depreciation and amortization expense increased $28.0 million, or 94.0%, to $57.9 million (12.5% of consolidated revenues) for the first six months of 2000 from $29.9 million (12.4% of consolidated revenues) for the first six months of 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1999 and 2000 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

                           IRON MOUNTAIN INCORPORATED

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. Stock option compensation expense was $14.9 million, 3.2% of consolidated revenues, for the first six months of 2000. The Company expects to incur an additional charge of this nature amounting to at least $5 million in the third quarter of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $4.4 million, or 0.9% of consolidated revenues, for the first six months of 2000.

As a result of the foregoing factors, consolidated operating income increased $13.0 million, or 43.5%, to $42.8 million (9.2% of consolidated revenues) for the first six months of 2000 from $29.8 million (12.4% of consolidated revenues) for the first six months of 1999.

Consolidated interest expense increased $27.8 million, or 106.4%, to $54.0 million for the first six months of 2000 from $26.2 million for the first six months of 1999. The increase was primarily attributable to increased indebtedness related to the financing of acquisitions and capital expenditures as well as debt assumed as a result of the Pierce Leahy acquisition. Consolidated other income (expense) for the first six months of 2000 is comprised of a $4.5 million net foreign currency exchange loss primarily due to a change in the value of the Canadian dollar as compared to U.S. dollar, as it relates to the 1998A Notes.

As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision for income taxes and minority interests in (losses) earnings of subsidiaries decreased $19.4 million to a loss of $15.7 million (3.4% of consolidated revenues) for the first six months of 2000 from income of $3.7 million (1.5% of consolidated revenues) for the first six months of 1999. The provision for income taxes was $18.4 million for the first six months of 2000 compared to $4.9 million for the first six months of 1999. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). In connection with the 2000 Acquisitions, the Company recorded approximately $518 million in nondeductible goodwill.

Consolidated loss from continuing operations increased $32.0 million to $33.6 million (7.2% of consolidated revenues) for the first six months of 2000 from $1.6 million (0.7% of consolidated revenues) for the first six months of 1999.

As a result of the foregoing factors, consolidated EBITDA increased $60.4 million, or 101.1%, to $120.1 million (25.8% of consolidated revenues) for the first six months of 2000 from $59.7 million (24.8% of consolidated revenues) for the first six months of 1999.

LIQUIDITY AND CAPITAL RESOURCES

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); and (iii) customer acquisition costs. Cash paid for these investments during the first six months of 2000 amounted to $71.1 million, $62.8 million and $5.1 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's revolving credit facility.

                           IRON MOUNTAIN INCORPORATED

Net cash provided by operations was $73.1 million for the first six months of 2000 compared to $22.8 million for the same period in 1999. The increase resulted from an increase in EBITDA, which was partially offset by an increase in accounts receivable and a decrease in trade accounts payable.

Net cash provided by financing activities was $77.0 million for the first six months of 2000, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $361.8 million, which were partially offset by repayments of debt of $295.1 million.

On August 14, 2000, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750 million and includes two tranches of term debt. Tranche A and B represent term loans to the Company in principal amounts of $150 million and $200 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company does not hold any derivative financial instruments or derivative commodity instruments. Iron Mountain's investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation. In addition, one of the Company's Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in the Company's consolidated statements of operations.

The Company engages neither in speculative nor derivative trading activities. As of June 30, 2000, the Company had $289.3 million of debt outstanding with a weighted average variable interest rate of 8.44% and $973.5 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1% to 9.44%, such increase would increase the Company's net loss for the three and six month periods ended June 30, 2000 by approximately $0.7 million and $1.1 million, respectively. See Note 4 to Notes to Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of June 30, 2000 and December 31, 1999.

                           IRON MOUNTAIN INCORPORATED

PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The following matters were voted on by the Company's shareholders at its Annual Meeting of Shareholders held on June 1, 2000 (the "2000 Annual Meeting").

         ELECTION OF CLASS III DIRECTORS

         Election of four (4) Class III directors to serve until the Company's Year 2003 Annual Meeting of Shareholders, or until their successors are elected and qualified.


                                TOTAL VOTE FOR     TOTAL VOTE WITHHELD
                                EACH DIRECTOR      FROM EACH DIRECTOR       BROKER NON-VOTES
                                -------------      ------------------       ----------------
         Kent P. Dauten           46,719,408              95,334                     0
         Arthur D. Little         46,711,923             102,819                     0
         J. Peter Pierce          46,587,849             226,893                     0
         C. Richard Reese         46,601,909             212,833                     0


         The following directors' terms continued after the 2000 Annual Meeting:
         Clarke H. Bailey, Contantin R. Boden, Eugene B. Doggett, B. Thomas Golisano, John F. Kenny, Jr., Howard D. Ross and Vincent J. Ryan.

         RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS

         Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent public accountants for the current year.


                     FOR               AGAINST               ABSTAIN               BROKER NON-VOTES
                     ---               -------               -------               ----------------
                  46,582,637           215,806                16,299                       0


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBIT NO.          DESCRIPTION

         27.1                 Financial Data Schedule for the Six Months Ended
                              June 30, 2000

(b)      Reports on Form 8-K

On May 4, 2000, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce the Company's operating results for the quarter ended March 31, 2000 and to provide unaudited pro forma financial information with respect to acquisitions by the Company of businesses in 1999 and 2000 deemed to be individually significant under Rule 3-05 of Regulation S-X and certain other financing transactions described therein.

On May 15, 2000, the Company filed a Current Report on Form 8-K under Items 5 and 7 pertaining to the completion of its acquisition of substantially all of the assets of Data Storage Center, Inc. ("DSC") and to provide certain audited financial statements of DSC. The Current Report on Form 8-K also provided unaudited pro forma financial information with respect to acquisitions by the Company of businesses in 1999

                           IRON MOUNTAIN INCORPORATED

and 2000 deemed to be individually significant under Rule 3-05 of Regulation S-X and certain other financing transactions described therein.

On June 27, 2000, the Company filed a Current Report on Form 8-K under Item 5 to report the announcement of the assumption by C. Richard Reese, the Company's Chairman and Chief Executive Officer, of additional responsibilities as President of the Company and the resignation of the Company's then President, J. Peter Pierce. The Current Report on Form 8-K also announced that Bob Miller had been appointed the chief operating officer of the Company's records management division.

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



                                    IRON MOUNTAIN INCORPORATED


AUGUST 14, 2000                     By:      /s/ JEAN A. BUA
---------------                          ---------------------------------------
     (date)                              Jean A. Bua
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)