Form 10-Q
period 2000-09-30
IRON MOUNTAIN INC/PA
filed 2000-11-14
CIK 1020569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q



(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2000

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

YES    X     NO
     ----      ----
Number of shares of the registrant's Common Stock outstanding as of November 3, 2000: 54,980,132

                          IRON MOUNTAIN INCORPORATED
                                     INDEX


                                                                                                                   Page
                                                                                                                   ----
PART I - FINANCIAL INFORMATION


Item 1 - Unaudited Condensed Consolidated Financial Statements

           Condensed Consolidated Balance Sheets at September 30, 2000 and
              December 31, 1999 (Unaudited)                                                                         3

           Condensed Consolidated Statements of Operations for the Three Months Ended
              September 30, 2000 and 1999 (Unaudited)                                                               4

           Condensed Consolidated Statements of Operations for the Nine Months Ended
              September 30, 2000 and 1999 (Unaudited)                                                               5

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
              September 30, 2000 and 1999 (Unaudited)                                                               6

          Notes to Condensed Consolidated Financial Statements (Unaudited)                                       7-21

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of
              Operations                                                                                        22-26

Item 3 - Quantitative and Qualitative Disclosures About Market Risk                                                27

PART II - OTHER INFORMATION

Item 6 - Exhibits and Reports on Form 8-K                                                                          27

           Signature                                                                                               28

PART I.   FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)


                                                            SEPTEMBER 30,             DECEMBER 31,
                                                                2000                     1999
                                                        -----------------        -----------------
ASSETS

Current Assets:
   Cash and cash equivalents                                 $    74,587           $     3,830
   Accounts receivable (less allowances of $12,717
     and $5,740 respectively)                                    177,888               104,074
   Deferred income taxes                                          17,322                12,475
   Prepaid expenses and other                                     27,001                23,285
                                                             -----------           -----------
         Total Current Assets                                    296,798               143,664
Property, Plant and Equipment:
   Property, plant and equipment                                 889,459               497,369
   Less: Accumulated depreciation                               (140,925)              (93,630)
                                                             -----------           -----------
         Property, Plant and Equipment, net                      748,534               403,739
Other Assets:
   Goodwill, net                                               1,511,019               729,213
   Customer acquisition costs, net                                25,099                16,742
   Deferred financing costs, net                                  14,995                16,549
   Other                                                          22,723                 7,305
                                                             -----------           -----------
         Total Other Assets                                    1,573,836               769,809
                                                             -----------           -----------
         Total Assets                                        $ 2,619,168           $ 1,317,212
                                                             ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current portion of long-term debt                         $    41,268           $     9,890
   Accounts payable                                               38,601                25,770
   Accrued expenses                                              138,527                68,519
   Deferred income                                                50,463                32,981
   Other current liabilities                                      22,507                13,188
                                                             -----------           -----------
         Total Current Liabilities                               291,366               150,348
Long-term Debt, net of current portion                         1,311,200               603,057
Other Long-term Liabilities                                        5,837                 5,749
Deferred Rent                                                     12,309                10,819
Deferred Income Taxes                                             30,565                16,207
Minority Interest                                                 42,818                42,278
Shareholders' Equity:
   Common stock                                                      550                   369
   Additional paid-in capital                                    992,816               560,620
   Accumulated deficit                                           (63,479)              (31,558)
   Accumulated other comprehensive items                          (4,814)               (1,193)
   Treasury stock                                                     --               (39,484)
                                                             -----------           -----------
         Total Shareholders' Equity                              925,073               488,754
                                                             -----------           -----------
         Total Liabilities and Shareholders' Equity          $ 2,619,168           $ 1,317,212
                                                             ===========           ===========


                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


                                                                                             THREE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      ---------------------------------
                                                                                          2000                 1999
                                                                                      --------------     --------------
Revenues:
   Storage                                                                                $152,959            $82,339
   Service and storage material sales                                                      103,174             54,568
                                                                                      --------------     --------------
         Total Revenues                                                                    256,133            136,907
Operating Expenses:
   Cost of sales (excluding depreciation)                                                  125,079             69,226
   Selling, general and administrative                                                      63,783             33,381
   Depreciation and amortization                                                            34,829             16,338
   Stock option compensation expense                                                           171                --
   Merger-related expenses                                                                   1,262                --
                                                                                      --------------     --------------
         Total Operating Expenses                                                          225,124            118,945
                                                                                      --------------     --------------
Operating Income                                                                            31,009             17,962
Interest Expense, net                                                                       31,038             14,075
Other (Income) Expense                                                                       3,025               (115)
                                                                                      --------------     --------------
         Income (Loss) from Continuing Operations Before Provision (Benefit)
             for Income Taxes and Minority Interest                                         (3,054)             4,002
Provision (Benefit) for Income Taxes                                                        (7,023)             2,953
Minority Interests in (Losses) Earnings of Subsidiaries                                       (630)                50
                                                                                      --------------     --------------
             Income from Continuing Operations before Extraordinary Item                     4,599                999
Loss on sale of Discontinued Operations                                                        --               4,000
Extraordinary Charge from Early Extinguishment of Debt (Net of Tax
   Benefit of $1,928)                                                                        2,892                --
                                                                                      --------------     --------------
             Net Income (Loss)                                                              $1,707           $ (3,001)
                                                                                      ==============     ==============
Net Income (Loss) Per Common Share - Basic and Diluted:
   Income from Continuing Operations                                                         $0.08              $0.03
   Loss from Discontinued Operations                                                           --               (0.11)
   Extraordinary Charge from Early Extinguishment of Debt                                    (0.05)                --
                                                                                      --------------     --------------
               Net Income (Loss) Per Common Share - Basic and Diluted                        $0.03             $(0.08)
                                                                                      ==============     ==============

Weighted Average Common Shares Outstanding - Basic                                          54,827             35,331
                                                                                      ==============     ==============

Weighted Average Common Shares Outstanding - Diluted                                        56,130             36,196
                                                                                      ==============     ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)


                                                                                             NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                      ---------------------------------
                                                                                          2000                 1999
                                                                                      --------------     --------------

Revenues:
   Storage                                                                                $426,343           $229,989
   Service and storage material sales                                                      294,492            148,054
                                                                                      --------------     --------------
         Total Revenues                                                                    720,835            378,043
Operating Expenses:
   Cost of sales (excluding depreciation)                                                  351,510            189,828
   Selling, general and administrative                                                     181,964             94,194
   Depreciation and amortization                                                            92,776             46,214
   Stock option compensation expense                                                        15,110                --
   Merger-related expenses                                                                   5,653                --
                                                                                      --------------     --------------
         Total Operating Expenses                                                          647,013            330,236
                                                                                      --------------     --------------

Operating Income                                                                            73,822             47,807

Interest Expense, net                                                                       85,066             40,246
Other (Income) Expense                                                                       7,505               (115)
                                                                                      --------------     --------------

         Income (Loss) from Continuing Operations Before Provision for Income
             Taxes and Minority Interest                                                   (18,749)             7,676

Provision for Income Taxes                                                                  11,353              7,805
Minority Interests in (Losses) Earnings of Subsidiaries                                     (1,073)               515
                                                                                      --------------     --------------

             Loss from Continuing Operations before Extraordinary Item                     (29,029)              (644)

Income from Discontinued Operations                                                            --                 241
Loss on sale of Discontinued Operations                                                        --              13,400
Extraordinary Charge from Early Extinguishment of Debt (Net of Tax
   Benefit of $1,928)                                                                        2,892                --
                                                                                      --------------     --------------

             Net Loss                                                                    $ (31,921)          $(13,803)
                                                                                      ==============     ==============

Net Loss Per Common Share - Basic and Diluted:
   Loss from Continuing Operations                                                         $ (0.55)            $(0.02)
   Discontinued Operations                                                                     --               (0.40)
   Extraordinary Charge from Early Extinguishment of Debt                                    (0.06)                --
                                                                                      --------------     --------------
               Net Loss Per Common Share - Basic and Diluted                               $ (0.61)            $(0.42)
                                                                                      ==============     ==============


Weighted Average Common Shares Outstanding - Basic and Diluted                              52,480             32,641
                                                                                      ==============     ==============

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                            IRON MOUNTAIN INCORPORATED
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In Thousands)
                                  (Unaudited)


                                                                                              NINE MONTHS ENDED
                                                                                                SEPTEMBER 30,
                                                                                   -----------------------------------------
                                                                                         2000                    1999
                                                                                   ------------------    -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss                                                                             $ (31,921)          $ (13,803)
    Adjustments to Reconcile Net Loss to Loss from Continuing Operations before
    Extraordinary Item:
       Income from Discontinued Operations                                                      --                (241)
       Loss on sale of Discontinued Operations                                                  --              13,400
       Extraordinary Charge from Early Extinguishment of Debt                                2,892                  --
                                                                                   ------------------    -------------------
    Loss from Continuing Operations before Extraordinary Item                              (29,029)               (644)
    Adjustments to Reconcile Loss from Continuing Operations before
    Extraordinary Item to Net Cash
      Provided by Operating Activities of Continuing Operations:
       Minority Interests in (Losses) Earnings of Subsidiaries                              (1,073)                515
       Depreciation and Amortization                                                        92,776              46,214
       Amortization of Deferred Financing Costs and Bond Discount                            2,082               1,455
       Provision for Doubtful Accounts                                                       4,101               1,580
       Stock Option Compensation Expense                                                    15,110                  --
       Foreign Currency (Gain) Loss                                                          7,723                (115)
            Other, Net                                                                         (50)                 18
    Changes in Assets and Liabilities (Exclusive of Acquisitions):
       Accounts Receivable                                                                 (16,209)            (18,653)
       Prepaid Expenses and Other Current Assets                                            11,614             (10,186)
       Deferred Income Taxes                                                                 9,697               7,248
       Other Assets                                                                             55                 139
       Accounts Payable                                                                     (3,618)             (4,947)
       Accrued Expenses                                                                     16,080              (1,283)
       Deferred Income                                                                        (680)              1,422
       Deferred Rent                                                                         1,490                 975
       Other Long-term Liabilities                                                            (387)                 (9)
                                                                                   ------------------    -------------------
             Cash Flows Provided by Continuing Operations                                  109,682              23,729
             Cash Flows Provided by Discontinued Operations                                     --                 790
                                                                                   ------------------    -------------------
             Cash Flows Provided by Operating Activities                                   109,682              24,519

CASH FLOWS FROM INVESTING ACTIVITIES:
    Cash Paid for Acquisitions, net of cash acquired                                       (76,119)           (187,513)
    Capital Expenditures                                                                  (116,158)            (72,769)
    Investment in Convertible Preferred Stock                                               (6,524)                 --
    Additions to Customer Acquisition Costs                                                (10,147)             (6,061)
    Proceeds from Sale of Property and Equipment                                             1,113                  --
                                                                                   ------------------    -------------------
             Cash Flows Used in Continuing Operations                                     (207,835)           (266,343)
             Cash Flows Used in Discontinued Operations                                         --                (409)
                                                                                   ------------------    -------------------
             Cash Flows Used in Investing Activities                                      (207,835)           (266,752)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt                                                                     (579,277)           (236,420)
    Proceeds from Borrowings                                                               388,230             216,744
    Proceeds from Term Loans                                                               350,000                  --
    Net Proceeds from Sale of Senior Subordinated Notes                                         --             149,460
    Debt Financing and Equity Contribution from Minority Shareholder                         9,457               4,780
    Debt Financing Costs                                                                    (5,295)             (5,077)
    Net Proceeds from Equity Offering                                                           --             153,755
    Repurchase of Common Stock                                                                  --             (39,484)
    Proceeds from Exercise of Stock Options                                                  5,460               1,518
    Stock Issuance Costs                                                                      (124)             (1,220)
                                                                                   ------------------    -------------------
             Cash Flows Provided by Financing Activities                                   168,451             244,056

Effect of Exchange Rates on Cash and Cash Equivalents                                          459                 (66)
Increase in Cash and Cash Equivalents                                                       70,757               1,757
Cash and Cash Equivalents, Beginning of Period                                               3,830               1,715
                                                                                   ------------------    -------------------
Cash and Cash Equivalents, End of Period                                                 $  74,587           $   3,472
                                                                                   ==================    ===================

                THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL STATEMENTS.

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)


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

Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 presentation.


(2)    COMPREHENSIVE INCOME (LOSS)

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:


                                                 THREE MONTHS ENDED                       NINE MONTHS ENDED
                                                    SEPTEMBER 30,                              SEPTEMBER 30,
                                       ------------------------------------     ---------------------------------------
                                             2000               1999                   2000                  1999
                                       ----------------    ----------------     ------------------     ----------------
Comprehensive Income (Loss):
    Net Income (Loss)                           $1,707            $(3,001)              $(31,921)            $(13,803)
    Other Comprehensive
      Income (Loss):
        Foreign Currency Translation
        Adjustment                             (1,144)                 340                (3,621)              (1,947)
                                       ----------------    ----------------     ------------------     ----------------
    Comprehensive Income
       (Loss)                                     $563            $(2,661)              $(35,542)            $(15,750)
                                       ================    ================     ==================     ================

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(3)      ACQUISITIONS

During the nine months ended September 30, 2000, the Company (i) completed its acquisition of Pierce Leahy Corp. ("Pierce Leahy") in a stock-for-stock merger; and (ii) purchased substantially all of the assets and assumed certain liabilities of Data Storage Centers, Inc. In addition, the Company acquired eight records and information management services businesses.

Each of the 2000 acquisitions and all 17 of the records and information management services businesses acquired during 1999 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 1999 and 2000 acquisitions, related real estate was also purchased. The aggregate purchase price for the 2000 acquisitions was comprised of cash, the Company's common stock and stock options and the assumption of debt, and exceeded the underlying fair value of the net assets acquired by $851,000 which has been assigned to goodwill and is being amortized over 25 to 30 years.

A summary of the total consideration and the preliminary allocation of the aggregate purchase price of the Company's 2000 acquisitions, as of their acquisition dates, is as follows:

Purchase Price:
    Cash Paid                                        $    80,252
    Fair Value of Common Stock Issued                    443,950
    Fair Value of Stock Options                           24,967
    Fair Value of Debt Assumed                           584,906
                                                     -----------
         Total Purchase Price                        $ 1,134,075
                                                     ===========

 Allocation of Purchase Price:
    Current Assets                                   $    73,260
    Property, Plant & Equipment                          288,766
    Other Assets                                          19,692
    Goodwill                                             851,000
    Liabilities Assumed                                  (96,711)
    Minority Interest                                     (1,932)
                                                     -----------
         Total Allocation of Purchase Price          $ 1,134,075
                                                     ===========

The allocation of purchase price includes one European acquisition completed in November 1999 and excludes two acquisitions in Latin America completed in August 2000 due to the differences in consolidation year ends.

Allocation of the purchase price for the 2000 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of the Pierce Leahy and Data Storage Center, Inc. transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, operating leases and deferred income taxes. Except for the Pierce Leahy acquisition, the Company is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(3) ACQUISITIONS (CONTINUED)

The following unaudited pro forma information shows the results of the Company's operations for the nine months ended September 30, 2000 and the year ended December 31, 1999 as though each of the significant 1999 and 2000 acquisitions had occurred as of January 1, 1999:



                                                                     NINE MONTHS               YEAR
                                                                        ENDED                  ENDED
                                                                    SEPTEMBER 30,             DECEMBER 31,
                                                                         2000                    1999
                                                                 -------------------    ---------------------
  Revenues                                                                  $757,503                 $905,199
  Loss from Continuing Operations                                            (32,464)                  (8,818)
  Net Loss                                                                   (32,464)                 (21,977)

  Loss Per Share from Continuing Operations - Basic and Diluted                (0.59)                   (0.16)
  Net Loss Per Share - Basic and Diluted                                       (0.59)                   (0.41)


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

The following is a summary of reserves related to such restructuring activities:


                                                                   SEPTEMBER 30,              DECEMBER 31,
                                                                        2000                      1999
                                                                 -------------------      -------------------
Reserves, Beginning Balance.....................................             $9,340                  $10,482
Reserves Established............................................             16,572                    4,234
Expenditures....................................................             (4,038)                  (4,843)
Adjustments to Goodwill.........................................             (2,596)                    (533)
                                                                            -------                    -----
Reserves, Ending Balance........................................            $19,278                   $9,340
                                                                            =======                   ======

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(3) ACQUISITIONS (CONTINUED)

At September 30, 2000, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($11.6 million), severance costs for approximately 19 people ($2.4 million) and other exit costs ($5.3 million). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $3.3 million, which are based on contracts that extend through the expected lease term date, and long-term severance contracts of approximately $2.7 million that extend through 2013.

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


(4)    LONG-TERM DEBT

Long-term debt consists of the following:

                                                       SEPTEMBER 30, 2000                     DECEMBER 31, 1999
                                            --------------------------------      ---------------------------------
                                               CARRYING           FAIR              CARRYING            FAIR
                                                AMOUNT            VALUE              AMOUNT             VALUE
                                            ---------------    -------------      --------------     --------------
Revolving Credit Facility                    $      --             $      --      $    5,000           $     5,000
Tranche A Term Loan due 2005,
   variable Interest Rate                      150,000               150,000              --                    --
Tranche B Term Loan due 2006,
    variable Interest Rate                     200,000               200,000              --                    --
10-1/8% Senior Subordinated Notes due
   2006 (the "1996 Notes")                     165,000               167,100         165,000               167,900
8-3/4% Senior Subordinated Notes due
   2009 (the "1997 Notes")                     249,637               236,300         249,606               237,500
8-1/4% Senior Subordinated Notes due
   2011 (the "1999 Notes")                     149,523               136,500         149,490               136,100
11-1/8% Senior Subordinated Notes due
   2006 (the "1996A Notes")                    132,167               135,900              --                    --
9-1/8% Senior Subordinated Notes due
   2007 (the "1997A Notes")                    113,993               115,200              --                    --
8-1/8% Senior Subordinated Notes due
   2008 (the "1998A Notes")                    120,532               124,200              --                    --
Real Estate Mortgages                           17,448                17,448           2,048                 2,048
Seller Notes                                    13,685                13,685              --                    --
Other                                           40,483                40,483          41,803                41,803
                                           -----------                            -----------
   Total Long-term Debt                      1,352,468                               612,947
Less: Current Portion                          (41,268)                               (9,890)
                                           -----------                            -----------
Long-term Debt, Net of Current Portion     $ 1,311,200                            $  603,057
                                           ===========                            ===========

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(4) LONG-TERM DEBT (CONTINUED)

The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at September 30, 2000 and December 31, 1999 for loans with similar terms and average maturities. The fair values of the 1996 Notes, 1997 Notes, 1999 Notes, 1996A Notes, 1997A Notes and 1998A Notes are based on the quoted market prices for those notes on September 30, 2000 and December 31, 1999.

On August 14, 2000, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750 million and includes two tranches of term debt in addition to the $400 million revolving credit facility. Tranches A and B represent term loans to the Company in principal amounts of $150 million and $200 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. As of September 30, 2000, the interest rates in effect ranged from 8.69% to 9.59%. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility.

In conjunction with the refinancing of the Company's senior credit facility, the Company had an early extinguishment of debt, which resulted in a loss of $2.9 million (net of tax benefit of $1.9 million) in the third quarter of 2000. In accordance with SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt," this loss is classified as an extraordinary item and recorded in the statement of operations as a separate item.

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

As of September 30, 2000, the 1996 Notes, the 1997 Notes, the 1999 Notes, the 1996A Notes and the 1997A Notes (the "Parent Notes") were fully and unconditionally guaranteed, on a senior subordinated basis, by all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Subsidiary Guarantors"). These guarantees are joint and several obligations of the Subsidiary Guarantors. In addition, the 1996A Notes and the 1997A Notes are secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation, the Company's principal Canadian operating subsidiary ("Canada Company"). The remainder of the Company's subsidiaries (the "Non-Guarantors") do not guarantee the Parent Notes. The Non-Guarantors consist of (i) the Company's foreign subsidiaries, including without limitation, Canada Company, Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and their respective subsidiaries, (ii) a majority-owned subsidiary that owns and leases real property to the Company, and (iii) Iron Mountain Records Management (Puerto
Rico), Inc.

The 1998A Notes are general unsecured obligations of Canada Company, ranking PARI PASSU in right of payment to all of Canada Company's existing and future senior unsecured indebtedness. As of September 30, 2000, the 1998A Notes were fully and unconditionally guaranteed, on a senior subordinated basis, by the Company, the Subsidiary Guarantors and three of the Non-Guarantors that are organized under the laws of Canadian provinces. As with the Parent Notes, these guarantees are joint and several.

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


Summarized financial information for Canada Company is as follows:


                                                      EIGHT MONTHS ENDED
                                                      SEPTEMBER 30, 2000
                                                  ----------------------------
Revenues                                                            $  36,624
EBITDA                                                                  9,999
Operating loss                                                           (793)
Net loss                                                               (8,956)

                                                      SEPTEMBER 30, 2000
                                                  ----------------------------
Current assets                                                      $  11,667
Total assets                                                          144,280
Current liabilities                                                     9,005
Long-term liabilities                                                 119,685

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


The following financial data summarizes the consolidating Company on the equity method of accounting as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and 1999:


                                                                              SEPTEMBER 30, 2000
                                                   --------------------------------------------------------------------------------
                                                   PARENT           GUARANTORS       NON-GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------      --------------   -----------      -----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                       $       168      $    68,089      $     6,330         $     --      $    74,587
   Accounts Receivable                                   6,738          142,337           28,813               --          177,888
   Intercompany Receivable (Payable)                   150,071         (120,755)         (29,316)              --               --
   Other Current Assets                                    452           58,774            5,996          (20,899)          44,323
                                                   -----------      -----------      -----------      -----------      -----------
    Total Current Assets                               157,429          148,445           11,823          (20,899)         296,798
Property, Plant and Equipment, net                      95,161          536,668          116,705               --          748,534
Other Assets:
   Due From Affiliates                                 433,174               --               --         (433,174)              --
   Long-term Notes Receivable from Affiliates          698,992          124,100               --         (823,092)              --
   Investment in Subsidiaries                          378,318           51,498           77,788         (507,604)              --
   Goodwill, net                                       467,771          834,427          198,361           10,460        1,511,019
   Other                                                15,797           41,566            5,454               --           62,817
                                                   -----------      -----------      -----------      -----------      -----------
    Total Other Assets                               1,994,052        1,051,591          281,603       (1,753,410)       1,573,836
                                                   -----------      -----------      -----------      -----------      -----------
    Total Assets                                   $ 2,246,642      $ 1,736,704      $   410,131      $(1,774,309)     $ 2,619,168
                                                   ===========      ===========      ===========      ===========      ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                          $    29,733      $   180,455      $   102,077      $   (20,899)     $   291,366
Long-term Debt, Net of Current Portion               1,169,679            1,575          139,946               --        1,311,200
Due to Affiliates                                           --          433,174               --         (433,174)              --
Long-term Notes Payable to Affiliates                  124,100          698,929               63         (823,092)              --
Other Long-term Liabilities                             (3,727)          55,912           (3,474)              --           48,711
Minority Interest                                        1,784               --           (1,169)          42,203           42,818
Shareholders' Equity                                   925,073          366,659          172,688         (539,347)         925,073
                                                   -----------      -----------      -----------      -----------      -----------
    Total Liabilities and Shareholders' Equity     $ 2,246,642      $ 1,736,704      $   410,131      $(1,774,309)     $ 2,619,168
                                                   ===========      ===========      ===========      ===========      ===========

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                            DECEMBER 31, 1999
                                                    ------------------------------------------------------------------------------
                                                   PARENT          GUARANTORS      NON-GUARANTORS    ELIMINATIONS     CONSOLIDATED
                                                   -----------     -----------     --------------    -----------      -----------
ASSETS
Current Assets:
   Cash and Cash Equivalents                       $        --     $     2,260       $   1,570     $        --      $     3,830
   Accounts Receivable                                      --          93,076          10,998              --          104,074
   Other Current Assets                                     --          42,312           6,718         (13,270)          35,760
                                                   -----------     -----------     -----------     -----------      -----------
    Total Current Assets                                    --         137,648          19,286         (13,270)         143,664
Property, Plant and Equipment, net                          --         352,784          50,955              --          403,739
Other Assets:
   Due From Affiliates                                 224,826              --              --        (224,826)              --
   Long-term Notes Receivable from Affiliates          557,123              --              --        (557,123)              --
   Investment in Subsidiaries                          276,291          52,971              --        (329,262)              --
   Goodwill, net                                            --         623,285         105,928              --          729,213
   Other                                                15,908          24,036             652              --           40,596
                                                   -----------     -----------     -----------     -----------      -----------
    Total Other Assets                               1,074,148         700,292         106,580      (1,111,211)         769,809
                                                   -----------     -----------     -----------     -----------      -----------
    Total Assets                                   $ 1,074,148     $ 1,190,724       $ 176,821     $(1,124,481)     $ 1,317,212
                                                   ===========     ===========     ===========     ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Total Current Liabilities                          $    15,398     $   100,630       $  47,590     $   (13,270)     $   150,348
Long-term Debt, Net of Current Portion                 569,996           2,942          30,119              --          603,057
Due to Affiliates                                           --         224,793              33        (224,826)              --
Long-term Notes Payable to Affiliates                       --         557,123              --        (557,123)              --
Other Long-term Liabilities                                 --          31,497           1,278              --           32,775
Minority Interest                                           --              --          42,278              --           42,278
Shareholders' Equity                                   488,754         273,739          55,523        (329,262)         488,754
                                                   -----------     -----------     -----------     -----------      -----------
    Total Liabilities and Shareholders' Equity     $ 1,074,148     $ 1,190,724       $ 176,821     $(1,124,481)     $ 1,317,212
                                                   ===========     ===========     ===========     ===========      ===========

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                   THREE MONTHS ENDED SEPTEMBER 30, 2000
                                                   ------------------------------------------------------------------------
                                                   PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   --------------   -----------    ------------
Revenues:
   Storage                                         $    880      $ 135,498     $ 16,581         $     --       $ 152,959
   Service and Storage Material Sales                 4,750         85,750       13,968           (1,294)        103,174
                                                   -----------   -----------   --------------   -----------    ------------
      Total Revenues                                  5,630        221,248       30,549           (1,294)        256,133
Operating Expenses:
   Cost of Sales (Excluding Depreciation)             3,725        100,105       16,295            4,954         125,079
   Selling, General and Administrative                  790         61,244        7,997           (6,248)         63,783
   Depreciation and Amortization                        388         30,389        4,052               --          34,829
   Stock Option Compensation Expense                     --             --          171               --             171
   Merger-Related Expenses                               --            931          331               --           1,262
                                                   -----------   -----------   --------------   -----------    ------------
      Total Operating Expenses                        4,903        192,669       28,846           (1,294)        225,124
                                                   -----------   -----------   --------------   -----------    ------------
Operating Income                                        727         28,579        1,703               --          31,009
Interest (Income) Expense                            26,992         (1,016)       5,062               --          31,038
Equity in the (Income) Losses of Subsidiaries       (28,773)         1,281           --           27,492              --
Other Expense, net                                       --            720        2,305               --           3,025
                                                   -----------   -----------   --------------   -----------    ------------
    Income (Loss) from Continuing Operations
       Before Provision (Benefit) for Income
       Taxes and Minority Interest                    2,508         27,594       (5,664)         (27,492)         (3,054)
Provision (Benefit) for Income Taxes                 (2,178)        (4,897)          52               --          (7,023)
Minority Interests in Earnings (Losses) of
   Subsidiaries                                          87             --         (717)              --            (630)
                                                   -----------   -----------   --------------   -----------    ------------
      Income (Loss) before Extraordinary Item         4,599         32,491       (4,999)         (27,492)          4,599
Extraordinary Charge from Early
   Extinguishment of Debt (Net of Tax
   Benefit of $1,928)                                 2,892             --           --               --           2,892
                                                   -----------   -----------   --------------   -----------    ------------
      Net Income (Loss)                            $  1,707      $  32,491      $(4,999)        $(27,492)       $  1,707
                                                   ===========   ===========   ==============   ===========    ============


                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                   THREE MONTHS ENDED SEPTEMBER 30, 1999
                                                  -------------------------------------------------------------------------
                                                   PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   --------------   -----------    -----------
Revenues:
   Storage                                         $      --      $  76,880      $   5,459      $      --     $  82,339
   Service and Storage Material Sales                     --         50,711          3,857             --        54,568
                                                   ---------      ---------      ---------      ---------     ---------
      Total Revenues                                      --        127,591          9,316             --       136,907

Operating Expenses:
   Cost of Sales (Excluding Depreciation)                 --         64,044          5,182             --        69,226
   Selling, General and Administrative                    31         31,298          2,052             --        33,381
   Depreciation and Amortization                          --         15,180          1,158             --        16,338
                                                   ---------      ---------      ---------      ---------     ---------
    Total Operating Expenses                              31        110,522          8,392             --       118,945
                                                   ---------      ---------      ---------      ---------     ---------
Operating Income (Loss)                                  (31)        17,069            924             --        17,962
Interest (Income) Expense                               (193)        13,932            336             --        14,075
Equity in the Losses of Subsidiaries                   3,163             32             --         (3,195)           --
Other (Income) Expense                                    --           (115)            --             --          (115)
                                                   ---------      ---------      ---------      ---------     ---------
    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                              (3,001)         3,220            588          3,195         4,002
Provision for Income Taxes                                --          2,553            400             --         2,953
Minority Interests in Earnings of Subsidiaries            --             --             50             --            50
                                                   ---------      ---------      ---------      ---------     ---------
    Income (Loss) from Continuing Operations          (3,001)           667            138          3,195           999
Loss on sale of Discontinued Operations                   --          4,000             --             --         4,000
                                                   ---------      ---------      ---------      ---------     ---------
         Net Income (Loss)                         $  (3,001)     $  (3,333)     $     138      $   3,195     $  (3,001)
                                                   =========      =========      =========      =========     =========


                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                   NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                  ------------------------------------------------------------------------
                                                  PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                  ---------     ----------    --------------   ------------   ------------
Revenues:
   Storage                                        $   2,323      $ 377,962      $  46,058        $    --      $ 426,343
   Service and Storage Material Sales                12,740        244,042         40,754         (3,044)       294,492
                                                  ---------      ---------      ---------      ---------      ---------
      Total Revenues                                 15,063        622,004         86,812         (3,044)       720,835

Operating Expenses:
   Cost of Sales (Excluding Depreciation)             9,090        295,035         47,385             --        351,510
   Selling, General and Administrative                2,410        161,382         21,216         (3,044)       181,964
   Depreciation and Amortization                      2,118         79,860         10,798             --         92,776
   Stock Option Compensation Expense                     --         14,939            171             --         15,110
   Merger-Related Expenses                               --          5,200            453             --          5,653
                                                  ---------      ---------      ---------      ---------      ---------
      Total Operating Expenses                       13,618        556,416         80,023         (3,044)       647,013
                                                  ---------      ---------      ---------      ---------      ---------

Operating Income                                      1,445         65,588          6,789             --         73,822

Interest Expense, net                                45,326         26,080         13,660             --         85,066
Equity in the (Income) Losses of
   Subsidiaries                                      (9,440)         1,365             --          8,075             --

Other Expense, net                                       --          1,367          6,138             --          7,505
                                                  ---------      ---------      ---------      ---------      ---------

    Income (Loss) from Continuing Operations
       Before Provision (Benefit) for Income
       Taxes and Minority Interest                  (34,441)        36,776        (13,009)        (8,075)       (18,749)

Provision (Benefit) for Income Taxes                 (5,499)        17,609           (757)            --         11,353
Minority Interests in Earnings (Losses) of
Subsidiaries                                             87             --         (1,160)            --         (1,073)
                                                  ---------      ---------      ---------      ---------      ---------

      Income (Loss) before Extraordinary Item       (29,029)        19,167        (11,092)        (8,075)       (29,029)

Extraordinary Charge from Early
   Extinguishment of Debt (Net of Tax
   Benefit of $1,928)                                 2,892             --             --             --          2,892
                                                  ---------      ---------      ---------      ---------      ---------

      Net Income (Loss)                           $ (31,921)     $  19,167      $ (11,092)     $  (8,075)     $ (31,921)
                                                  =========      =========      =========      =========      =========



                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                    NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                  -------------------------------------------------------------------------
                                                   PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                   -----------   -----------   --------------   ------------   ------------
Revenues:
   Storage                                         $      --      $ 217,914      $  12,075      $     --       $ 229,989
   Service and Storage Material Sales                     --        139,081          8,973            --         148,054
                                                   -----------   -----------   --------------   -----------     ------------
      Total Revenues                                      --        356,995         21,048            --         378,043

Operating Expenses:
   Cost of Sales (Excluding Depreciation)                 --        177,861         11,967            --         189,828
   Selling, General and Administrative                   216         90,125          3,853            --          94,194
   Depreciation and Amortization                          --         43,653          2,561            --          46,214
                                                   -----------   -----------   --------------   -----------     ------------
    Total Operating Expenses                             216        311,639         18,381            --         330,236
                                                   -----------   -----------   --------------   -----------     ------------

Operating Income (Loss)                                 (216)        45,356          2,667            --          47,807

Interest (Income) Expense                              1,284         38,309            653            --          40,246
Equity in the (Income) Losses of
     Subsidiaries                                     12,303           (328)            --       (11,975)             --
Other (Income) Expense                                    --           (115)            --            --            (115)
                                                   -----------   -----------   --------------   -----------     ------------

    Income (Loss) from Continuing Operations
       Before Provision for Income Taxes and
       Minority Interest                             (13,803)         7,490          2,014        11,975           7,676

Provision for Income Taxes                                --          6,831            974            --           7,805
Minority Interests in Earnings of Subsidiaries            --             --            515            --             515
                                                   -----------   -----------   --------------   -----------     ------------
    Income (Loss) from Continuing Operations         (13,803)           659            525        11,975            (644)

Income from Discontinued
     Operations                                           --            241             --            --             241

Loss on sale of Discontinued Operations                   --         13,400             --            --          13,400
                                                   -----------   -----------   --------------   -----------     ------------
         Net Income (Loss)                         $ (13,803)     $ (12,500)     $     525      $ 11,975        $(13,803)
                                                   ===========    ==========    =============   ===========     ============


                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                                   --------------------------------------------------------------------------------
                                                   PARENT           GUARANTORS       NON-GUARANTORS   ELIMINATIONS     CONSOLIDATED
                                                   -----------      -----------      --------------   ------------     ------------
Cash Flows from Operating Activities:
        Cash Flows Provided by (Used in)
Operating Activities                                $(100,603)      $ 209,958        $     327         $     --        $ 109,682
Cash Flows from Investing Activities:
  Cash Paid for Acquisitions, net of Cash Acquired     (6,417)        (61,926)          (7,776)              --          (76,119)
  Capital Expenditures                                (14,499)        (87,254)         (14,405)              --         (116,158)
  Investment in Convertible Preferred Stock                --          (6,524)              --               --           (6,524)
  Intercompany Loans to Subsidiaries                 (252,074)         (9,958)              --          262,032               --
  Investment in Subsidiaries                             (151)           (151)              --              302               --
  Additions to Customer Acquisition Costs                  --          (8,897)          (1,250)              --          (10,147)
  Proceeds from Sales of Property and Equipment            --           1,113               --               --            1,113
                                                   -----------      -----------      -----------      -----------      -----------
        Cash Flows Used in Investing Activities      (273,141)       (173,597)         (23,431)         262,334         (207,835)

Cash Flows from Financing Activities:
  Repayment of Debt                                  (390,999)       (172,407)         (15,871)              --         (579,277)
  Proceeds from Borrowings                            382,500           3,746            1,984               --          388,230
  Proceeds from Term Loans                            350,000              --               --               --          350,000
  Debt Financing and Equity Contribution from
     Minority Shareholder                                  --              --            9,457               --            9,457

  Intercompany Loans from Parent                       31,961         198,387           31,684         (262,032)              --
  Equity Contribution from Parent                          --             151              151             (302)              --
  Proceeds from Exercise of Stock Options               5,460              --               --               --            5,460
  Debt Financing and Stock Issuance Costs              (5,010)           (409)              --               --           (5,419)
                                                   -----------      -----------      -----------      -----------      -----------
      Cash Flows Provided by Financing Activities     373,912          29,468           27,405         (262,334)         168,451

Effect of Exchange Rates on Cash and Cash
   Equivalents                                             --              --              459               --              459
                                                   -----------      -----------      -----------      -----------      -----------
Increase in Cash and Cash Equivalents                     168          65,829            4,760               --           70,757

Cash and Cash Equivalents, Beginning of Period             --           2,260            1,570               --            3,830
                                                   -----------      -----------      -----------      -----------      -----------
Cash and Cash Equivalents, End of Period            $     168       $  68,089        $   6,330         $     --        $  74,587
                                                   ===========      ===========      ===========      ===========      ===========


                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(5) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)



                                                                             NINE MONTHS ENDED SEPTEMBER 30, 1999
                                                           -----------------------------------------------------------------------
                                                           PARENT        GUARANTORS    NON-GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                           -----------   -----------   --------------   -----------   ------------
Cash Flows from Operating Activities:
        Cash Flows Provided by (Used in) Continuing
           Operations                                      $ (27,505)     $  53,581      $  (2,347)            --      $  23,729
        Cash Flows Provided by Discontinued Operations            --            790             --             --            790
                                                           -----------   -----------   --------------   -----------   ------------
        Cash Flows Provided by (Used in) Operating
         Activities                                          (27,505)        54,371         (2,347)            --         24,519

Cash Flows from Investing Activities:
  Cash Paid for Acquisitions                                  (2,398)      (125,327)       (59,788)            --       (187,513)
  Capital Expenditures                                            --        (60,497)       (12,272)            --        (72,769)
  Intercompany Loans to Subsidiaries                        (139,129)            --             --        139,129             --
  Investment in Subsidiaries                                 (55,599)       (55,599)            --        111,198             --
  Additions to Customer Acquisition Costs                         --         (6,061)            --             --         (6,061)
                                                           -----------   -----------   --------------   -----------   ------------
      Cash Flows Used in Continuing Operations              (197,126)      (247,484)       (72,060)       250,327       (266,343)
      Cash Flows Used in Discontinued Operations                  --           (409)            --             --           (409)
                                                           -----------   -----------   --------------   -----------   ------------
      Cash Flows Used in Investing Activities               (197,126)      (247,893)       (72,060)       250,327       (266,752)

Cash Flows from Financing Activities:
  Repayment of Debt                                         (235,000)        (1,420)            --             --       (236,420)
  Proceeds from Borrowings                                   200,600             --         16,144             --        216,744
  Net Proceeds from Sale of Senior Subordinated Notes        149,460             --             --             --        149,460
  Debt Financing from Minority Shareholder                        --             --          4,780             --          4,780
  Net Proceeds from Equity Offering                          153,755             --             --             --        153,755
  Repurchase of Common Stock                                 (39,484)            --             --             --        (39,484)
  Intercompany Loans from Parent                                  --        139,129             --       (139,129)            --
  Equity Contribution from Parent                                 --         55,599         55,599       (111,198)            --
  Proceeds from Exercise of Stock Options                      1,518             --             --             --          1,518
  Debt Financing and Stock Issuance Costs                     (6,230)           (67)            --             --         (6,297)
                                                           -----------   -----------   --------------   -----------   ------------
      Cash Flows Provided by Continuing Operations           224,619        193,241         76,523       (250,327)       244,056
      Cash Flows Provided by Discontinued Operations              --             --             --             --             --
                                                           -----------   -----------   --------------   -----------   ------------
      Cash Flows Provided by Financing Activities            224,619        193,241         76,523       (250,327)       244,056

Effect of Exchange Rates on Cash and Cash
   Equivalents                                                    --             --            (66)            --            (66)
                                                           -----------   -----------   --------------   -----------   ------------
Increase (Decrease) in Cash and Cash Equivalents                 (12)          (281)         2,050             --          1,757

Cash and Cash Equivalents, Beginning of Period                    12          1,703             --             --          1,715
                                                           -----------   -----------   --------------   -----------   ------------
Cash and Cash Equivalents, End of Period                   $      --      $   1,422      $   2,050      $      --      $   3,472
                                                           ===========   ===========   ==============   ===========   ============

                          IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
      (In Thousand, except Per Share Data and Amounts Denoted in Millions)
                                  (Unaudited)

                                  (Continued)

(6)    STOCK OPTION COMPENSATION EXPENSE

During the second and third quarters of 2000, the Company entered into separation agreements with certain executives. The separation agreements for these executives included the acceleration and extension of previously granted stock options, which resulted in a non-cash charge of $15.1 million for the nine months ended September 30, 2000. In accordance with Accounting Principles Board No. 25, "Accounting for Stock Issued to Employees," compensation is equal to the intrinsic value at the date of measurement, and recorded in the statement of operations as stock option compensation expense.


(7)    EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic net loss per common share is calculated by dividing net loss by the weighted average number of common shares outstanding. The calculation of diluted net loss per share is consistent with that of basic net loss per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the nine months ended September 30, 2000 and 1999,
3.4 million and 2.3 million potential common shares, respectively, have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.


(8)    INVESTMENT IN PREFERRED STOCK

Included in other assets is a $6.5 million investment in the Series F convertible preferred stock of a certain technology development company, which the Company purchased in May 2000. The investment has been recorded at the cost basis.

(9)    SUBSEQUENT EVENT

In October 2000, the Company acquired an off-site secure document destruction services business for total consideration of approximately $28 million. The acquisition will be accounted for using the purchase method of accounting.

In November 2000, the Company has entered into a definitive agreement to acquire a records and information management services business in Canada for total consideration of approximately $40 million. The acquisition will be accounted for using the purchase method of accounting.

                          IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and nine months ended September 30, 2000 and 1999 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three and nine months ended September 30, 2000 included herein, and the year ended December 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2000.

OVERVIEW

The Company's consolidated revenues increased $119.2 million, or 87.1%, to $256.1 million for the third quarter of 2000 from $136.9 million for the third quarter of 1999. Internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 10.7%. For the nine months ended September 30, 2000, the Company's consolidated revenues were $720.8 million compared to $378.0 million for the same period last year, an increase of 90.7%. Internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 12.8%.

During the third quarter of 2000, the Company acquired three additional records and information management services businesses for total consideration of $8.3 million. These three acquisitions reported $3.3 million in revenues for the year ended December 31, 1999.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated storage revenues increased $70.6 million, or 85.8%, to $152.9 million for the third quarter of 2000, from $82.3 million for the third quarter of 1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 11.4%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $48.6 million, or 89.1%, to $103.2 million for the third quarter of 2000 from $54.6 million for the third quarter of 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 9.7%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $119.2 million, or 87.1%, to $256.1 million for the third quarter of 2000 from $136.9 million for the third quarter of 1999.

Consolidated cost of sales (excluding depreciation) increased $55.9 million, or 80.7%, to $125.1 million (48.8% of consolidated revenues) for the third quarter of 2000 from $69.2 million (50.6% of consolidated revenues) for the third quarter of 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale.

                          IRON MOUNTAIN INCORPORATED

Consolidated selling, general and administrative expenses increased $30.4 million, or 91.1%, to $63.8 million (24.9% of consolidated revenues) for the third quarter of 2000 from $33.4 million (24.4% of consolidated revenues) for the third quarter of 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition, while the increase as a percentage of revenues was primarily attributable to reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expense, increased spending in sales and marketing, as well as increased spending in information technology related to: (i) the conversion of new systems for the Company's data security business; (ii) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with the Company; and (iii) the Company's efforts to explore new technology-related service opportunities. These increases were partially offset by efficiencies driven by an increase in scale.


Consolidated depreciation and amortization expense increased $18.5 million, or 113.2%, to $34.8 million (13.6% of consolidated revenues) for the third quarter of 2000 from $16.3 million (11.9% of consolidated revenues) for the third quarter of 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to 1999 and 2000 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. The increase in depreciation and amortization expense as a percentage of revenues is due to relatively higher capital expenditures for short-lived assets, particularly hardware and other technology costs, as compared with 1999, as well as the inclusion in 2000 of depreciation and amortization on the fair value of Pierce Leahy assets, which carry a higher percentage of depreciation and amortization to revenue.

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. Stock option compensation expense was $0.2 million, 0.1% of consolidated revenues, for the third quarter of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $1.3 million, or 0.5% of consolidated revenues, for the third quarter of 2000.

As a result of the foregoing factors, consolidated operating income increased $13.0 million, or 72.6%, to $31.0 million (12.1% of consolidated revenues) for the third quarter of 2000 from $18.0 million (13.1% of consolidated revenues) for the third quarter of 1999.

Consolidated interest expense increased $16.9 million, or 120.5%, to $31.0 million for the third quarter of 2000 from $14.1 million for the third quarter of 1999. The increase was primarily attributable to increased indebtedness related to: (i) the debt assumed as a result of the Pierce Leahy acquisition; (ii) the financing of acquisitions and capital expenditures;
(iii) the debt refinancing of the Company on August 14, 2000, resulting in additional principal outstanding and additional commitment fees, which were only partially offset by interest earned on excess cash; and (iv) the increase in the Company's effective interest rate from the same period in 1999. Consolidated other income (expense) was an expense of $3.0 million for the third quarter of 2000 compared to income of $0.1 million for the third quarter of 1999. The increase in expense was primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the 1998A Notes, and a change in the value of the British pound sterling as compared to the U.S. dollar on intercompany balances with the Company's European subsidiaries.

As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision (benefit) for income taxes and minority interests decreased $7.1 million to a loss of $3.1 million (1.2% of consolidated revenues) for the third quarter of 2000 from income of $4.0 million (2.9% of consolidated revenues) for the third quarter of 1999. The benefit for income taxes was $7.0 million for the third quarter of 2000 compared to a provision of $3.0 million for the third quarter of 1999. The benefit was needed to reduce

                          IRON MOUNTAIN INCORPORATED

the estimated tax provision for the year based on a revised estimate of the Company's annual pretax income and resulting annual effective tax rate, calculated as of the end of September 2000.

Consolidated income from continuing operations increased $3.6 million to $4.6 million (1.8% of consolidated revenues) for the third quarter of 2000 from $1.0 million (0.7% of consolidated revenues) for the third quarter of 1999. In addition, the Company recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of the Company's senior credit facility in the third quarter of 2000. The charge primarily represented the write-off of unamortized financing costs associated with the extinguished debt.

As a result of the foregoing factors, consolidated earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense ("EBITDA") increased $33.0 million, or 96.1%, to $67.3 million (26.3% of consolidated revenues) for the third quarter of 2000 from $34.3 million (25.1% of consolidated revenues) for the third quarter of 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Consolidated storage revenues increased $196.3 million, or 85.4%, to $426.3 million for the first nine months of 2000, from $230.0 million for the first nine months of 1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 11.9%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

Consolidated service and storage material sales revenues increased $146.4 million, or 98.9%, to $294.5 million for the first nine months of 2000 from $148.1 million for the first nine months of 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 14.2%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

For the reasons discussed above, total consolidated revenues increased $342.8 million, or 90.7%, to $720.8 million for the first nine months of 2000 from $378.0 million for the first nine months of 1999.

Consolidated cost of sales (excluding depreciation) increased $161.7 million, or 85.2%, to $351.5 million (48.8% of consolidated revenues) for the first nine months of 2000 from $189.8 million (50.2% of consolidated revenues) for the first nine months of 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy, while the decrease as a percentage of revenues was primarily attributable to operating efficiencies gained as a result of an increase in scale.

Consolidated selling, general and administrative expenses increased $87.8 million, or 93.2%, to $182.0 million (25.2% of consolidated revenues) for the first nine months of 2000 from $94.2 million (24.9% of consolidated revenues) for the first nine months of 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition, while the increase as a percentage of revenues was primarily attributable to reimaging and other costs incurred as a result of the Pierce Leahy merger, which cannot be capitalized or categorized as merger-related expenses, increased spending in sales and marketing, as well as increased spending in information technology related to: (i) the conversion of new systems for the Company's data security business; (ii) increased staffing in preparation for systems conversions related to the integration of

                          IRON MOUNTAIN INCORPORATED

Pierce Leahy with the Company; and (iii) the Company's efforts to explore new technology-related service opportunities. These increases were partially offset by efficiencies driven by an increase in scale.

Consolidated depreciation and amortization expense increased $46.6 million, or 100.8%, to $92.8 million (12.9% of consolidated revenues) for the first nine months of 2000 from $46.2 million (12.2% of consolidated revenues) for the first nine months of 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1999 and 2000 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. The increase in depreciation and amortization expense as a percentage of revenues is due to relatively higher capital expenditures for short-lived assets, particularly hardware and other technology costs, as compared with 1999, as well as the inclusion in 2000 of depreciation and amortization on the fair value of Pierce Leahy assets, which carry a higher percentage of depreciation and amortization to revenue.

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. Stock option compensation expense was $15.1 million, 2.1% of consolidated revenues, for the first nine months of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $5.7 million, or 0.8% of consolidated revenues, for the first nine months of 2000.

As a result of the foregoing factors, consolidated operating income increased $26.0 million, or 54.4%, to $73.8 million (10.2% of consolidated revenues) for the first nine months of 2000 from $47.8 million (12.6% of consolidated revenues) for the first nine months of 1999.

Consolidated interest expense increased $44.9 million, or 111.4%, to $85.1 million for the first nine months of 2000 from $40.2 million for the first nine months of 1999. The increase was primarily attributable to increased indebtedness related to: (i) the debt assumed as a result of the Pierce Leahy acquisition; (ii) the financing of acquisitions and capital expenditures;
(iii) the debt refinancing of the Company on August 14, 2000, resulting in additional principal outstanding and additional commitment fees, which were only partially offset by interest earned on excess cash; and (iv) the increase in the Company's effective interest rate from the same period in 1999. Consolidated other income (expense) was an expense of $7.5 million for the first nine months of 2000 compared to income of $0.1 million for the first nine months of 1999. The increase in expense was primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the 1998A Notes, and a change in the value of the British pound sterling as compared to the U.S. dollar on intercompany balances with the Company's European subsidiaries.

As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision (benefit) for income taxes and minority interests decreased $26.4 million to a loss of $18.7 million (2.6% of consolidated revenues) for the first nine months of 2000 from income of $7.7 million (2.0% of consolidated revenues) for the first nine months of 1999. The provision for income taxes was $11.4 million for the first nine months of 2000 compared to $7.8 million for the first nine months of 1999. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). For the nine months ended September 30, 2000, the Company recorded approximately $22.9 million in nondeductible goodwill amortization expense.

                          IRON MOUNTAIN INCORPORATED

Consolidated loss from continuing operations increased $28.4 million to $29.0 million (4.0% of consolidated revenues) for the first nine months of 2000 from $0.6 million (0.2% of consolidated revenues) for the first nine months of 1999. In August 2000, the Company recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of the Company's senior credit facility. The charge primarily represented the write-off of unamortized financing costs associated with the extinguished debt. The loss on the sale of discontinued operations for the first nine months of 1999 was comprised of a $13.1 million write-off of goodwill and $1.3 million of estimated expenses directly related to the sale of Arcus Staffing Resources, Inc. offset by a $1.0 million deferred tax benefit and the estimated income from discontinued operations through the date of disposition.

As a result of the foregoing factors, consolidated EBITDA increased $93.4 million, or 99.3%, to $187.4 million (26.0% of consolidated revenues) for the first nine months of 2000 from $94.0 million (24.9% of consolidated revenues) for the first nine months of 1999.


LIQUIDITY AND CAPITAL RESOURCES

As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); (ii) acquisitions; and (iii) customer acquisition costs. Cash paid for these investments during the first nine months of 2000 amounted to $116.2 million, $76.1 million and $10.1 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's Amended Credit Agreement.

Net cash provided by operations was $109.7 million for the first nine months of 2000 compared to $24.5 million for the same period in 1999. The increase primarily resulted from an increase in EBITDA as well as an increase in accrued interest.

Net cash provided by financing activities was $168.5 million for the first nine months of 2000, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $383.6 million and term loans of $350.0 million, which were partially offset by repayments of debt of $579.3 million.

On August 14, 2000, the Company entered into the Amended Credit Agreement. The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750 million and includes two tranches of term debt in addition to the $400 million revolving credit facility. Tranches A and B represent term loans to the Company in principal amounts of $150 million and $200 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. As of September 30, 2000, the interest rates in effect ranged from 8.69% to 9.59%. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility.

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

The Company engages neither in speculative nor derivative trading activities. As of September 30, 2000, the Company had $379.6 million of debt outstanding with a weighted average variable interest rate of 8.98% and $972.9 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1% to 9.98%, such increase would increase the Company's net loss for the three and nine month periods ended September 30, 2000 by approximately $0.9 million and $2.0 million, respectively. See Note 4 to Notes to Condensed Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of September 30, 2000 and December 31, 1999.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


(a)      EXHIBIT NO.                               DESCRIPTION
         ----------                                -----------
             10.1            Fourth Amended and Restated Credit Agreement, dated
                             as of August 14, 2000, among Iron Mountain
                             Incorporated (the "Company"), Iron Mountain Canada
                             Corporation, The Chase Manhattan Bank as
                             Administrative Agent, The Chase Manhattan Bank of
                             Canada as Canadian Administrative Agent, and
                             certain lenders party thereto.

             10.2 Amendment No. 3 and Consent to Guaranty, dated as of August 16, 2000, between the Company and Iron
                             Mountain Statutory Trust - 1999, and consented to by the lenders listed therein and Wachovia Capital
                             Investments, Inc., as Agent Bank for such lenders.

             10.3 Amendment No. 4 and Consent to Guaranty, dated as of August 15, 2000, between the Company and Iron
                             Mountain Statutory Trust - 1998, and consented to by the lenders listed therein and The Bank of Nova
                             Scotia, as Agent Bank for such lenders.

             27.1            Financial Data Schedule for the Nine Months Ended
                             September 30, 2000.

(b)      REPORTS ON FORM 8-K

On August 15, 2000, the Company filed a Current Report on Form 8-K under Item 7 to provide unaudited pro forma financial information with respect to acquisitions by the Company of businesses in 1999 and 2000 deemed to be individually significant under Rule 3-05 of Regulation S-X and certain other financing transactions.

                          IRON MOUNTAIN INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        IRON MOUNTAIN INCORPORATED



November 14, 2000                  By:       /s/ Jean A. Bua
----------------------                ----------------------------------------
     (date)                              Jean A. Bua
                                         Vice President and Corporate Controller
                                         (Principal Accounting Officer)