Form 10-K
period 2000-12-31
IRON MOUNTAIN INC/PA
filed 2001-03-23
CIK 1020569

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

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM TO

                         Commission File Number 1-13045
                           --------------------------

                           IRON MOUNTAIN INCORPORATED
             (Exact name of registrant as specified in its charter)

                   PENNSYLVANIA                                         23-2588479
  (State or other jurisdiction of incorporation)           (I.R.S. Employer Identification No.)

    745 ATLANTIC AVENUE, BOSTON, MASSACHUSETTS                            02111
     (Address of principal executive offices)                           (Zip Code)

                                  617-535-4766
              (Registrant's telephone number, including area code)
                           --------------------------

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

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 1, 2001, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $1,625,654,468.28 based on the closing price on the New York Stock Exchange on such date.

    Number of shares of the registrant's Common Stock at March 1, 2001:
55,440,279

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED
                          2000 FORM 10-K ANNUAL REPORT

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                         --------
PART I
Item 1.    Business....................................................      1
Item 2.    Properties..................................................     11
Item 3.    Legal Proceedings...........................................     11
Item 4.    Submission of Matters to a Vote of Security Holders.........     12

PART II
Item 5.    Market for the Registrant's Common Stock and Related
             Shareholder Matters.......................................     13
Item 6.    Selected Consolidated Financial and Operating Information...     14
Item 7.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations.................................     16
Item 7A.   Quantitative and Qualitative Disclosure About Market Risk...     26
Item 8.    Financial Statements and Supplementary Data.................     26
Item 9.    Changes in and Disagreements with Accountants on Accounting
             and Financial Disclosure..................................     26

PART III
Item 10.   Directors and Executive Officers of the Registrant..........     27
Item 11.   Executive Compensation......................................     30
Item 12.   Security Ownership of Certain Beneficial Owners and
             Management................................................     33
Item 13.   Certain Relationships and Related Transactions..............     35

PART IV
Item 14.   Exhibits, Financial Statement Schedules and Reports on Form
             8-K.......................................................     36

                                EXPLANATORY NOTE

    On February 1, 2000, Iron Mountain Incorporated, a Delaware corporation, acquired Pierce Leahy Corp., a Pennsylvania corporation. The acquisition was structured as a reverse merger with Pierce Leahy surviving and immediately changing its name to Iron Mountain Incorporated. Immediately after the merger former stockholders of Iron Mountain owned approximately 65% of the Company's Common Stock. Because of this share ownership, Iron Mountain is considered the acquiring entity for accounting purposes. We use the terms "Iron Mountain," the "Company" or "we" herein to refer to both Iron Mountain Incorporated, prior to the merger, and the combined company after the merger.

              CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

    We have made and incorporated by reference statements in this annual report on Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance and financial condition. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

    Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

    - difficulties related to the integration of acquisitions generally and, more specifically, the integration of our operations and those of Pierce Leahy;

    - unanticipated costs as a result of our acquisition of Pierce Leahy;

    - uncertainties related to international expansion;

    - uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of the Company's products and services;

    - rapid and significant changes in technology;

    - the cost and availability of appropriate storage facilities;

    - changes in customer preferences and demand for our services;

    - our significant indebtedness and the cost and availability of financing for contemplated growth; and

    - other general economic and business conditions.

    These cautionary statements should not be construed by you to be exhaustive, and they are made only as of the date of this Annual Report on Form 10-K. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

                                     PART I

ITEM 1. BUSINESS.

A. DEVELOPMENT OF BUSINESS.

    Iron Mountain is the leader in records and information management services ("RIMS"). The Company is an international, full-service provider of records and information management and related services, enabling customers to outsource these functions. Iron Mountain has a diversified customer base that includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. The Company provides storage for all major media, including paper, which is the dominant form of records storage, magnetic media, including computer tapes, microfilm and microfiche, master audio and videotapes, film and optical disks, X-rays and blueprints. Iron Mountain's principal services provided to its storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. The Company also sells storage materials, including cardboard boxes and magnetic media, and provides confidential destruction, consulting, facilities management, fulfillment and other outsourcing services.

    Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in its 50th year, the Company has experienced tremendous growth and organizational change particularly since successfully completing the initial public offering of its common stock in February 1996. Over those five years, the Company has built itself from a regional business with limited product offerings and annual revenues of $104 million for 1995 into the global leader in records and information management services providing a full range of services to customers in 114 markets around the world. For the year ended December 31, 2000, Iron Mountain had total revenues of approximately $1 billion.

    This growth has been accomplished primarily through the acquisition of 68 domestic and 16 international records management companies, including six acquisitions completed in the first quarter of 2001. The goal of the Company's current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both domestically and internationally. Having substantially completed its North American geographic expansion, the Company is shifting its focus from growth through acquisitions to internal revenue growth. As a result of this shift, the Company expects that internal revenue growth will comprise an increasing percentage of total revenue growth. The Company intends to achieve this internal growth through the use of aggressive selling efforts to acquire new customers and capture market share and by offering a wide range of complementary and ancillary services to expand its new and existing customer relationships.

    On February 1, 2000, Iron Mountain completed its most important acquisition to date by merging with Pierce Leahy in a stock-for-stock merger valued at $1.0 billion, including the assumption of debt and related transaction costs. Since the merger, the Company has been integrating the cultures, operating systems and procedures, and information technology systems of Iron Mountain and Pierce Leahy. The integration process is continuing and is expected to proceed for up to two more years.

    As of December 31, 2000, the Company provided services to over 125,000 customer accounts in 77 markets in the United States and 37 markets outside of the United States. Iron Mountain employs over 10,000 people and operates more than 625 records management facilities in the United States, Canada, Europe and Latin America.

B. DESCRIPTION OF BUSINESS.

THE RECORDS AND INFORMATION MANAGEMENT SERVICES INDUSTRY

OVERVIEW

    Companies in the RIMS industry store and manage information in a variety of media formats, which can broadly be divided into paper and electronic records, and provide a wide range of services related to the records stored. The Company refers to its general paper storage and management services as "business records management." Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. The Company refers to its electronic records storage and management services as "data security services" and "digital archiving services."

PAPER RECORDS

    Paper records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive paper records are the principal focus of the RIMS industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Based on industry studies, the Company believes that inactive records make up approximately 80% of all paper records. A large and growing specialty subset of the paper records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by a RIMS vendor.

ELECTRONIC RECORDS

    Electronic records management focuses on the storage of, and related services for, computer media that are either a back-up copy of recently processed data or archival in nature. Back-up data exists because of the need of many businesses to maintain back-up copies of data in order to be able to operate in the event of a system failure, casualty loss or other disaster. It is customary for data processing groups to rotate back-up tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. In addition to the management of physical back-up copies of data, the Company is introducing new services that allow for the direct transfer, storage and retrieval of back-up data between its customers and its secure storage facilities via public broadband communications networks. The Company refers to these services as "e-Vaulting."

    Archival data is generally not needed for access but is retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Historically, archival data, as well as back-up data, has been stored on physical media such as computer tapes or optical disks. The Company is collaborating with other companies to develop technologies to provide storage and related services for this data electronically in its original digital format. Customers' data will be captured via telecommunication lines or the Internet. Based on the nature of the data, customers can choose to store their data on-line for real-time access, near-line access for a slightly lower cost or off-line on computer tapes or disks for less time-critical data. The Company refers to these developing services as "digital archiving services."

GROWTH OF MARKET

    The Company believes that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing, (ii) the continued proliferation of data processing technologies such as personal computers and networks, (iii) regulatory requirements,
(iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation, (v) the high cost of reviewing records and deciding whether to retain or destroy them, (vi) the failure of many entities to adopt or follow policies on records destruction and (vii) audit requirements to keep back-up copies of certain records in off-site locations.

    Despite the growth of new "paperless" technologies, such as the Internet and e-mail, management believes that stored information remains predominantly paper-based. These technologies have promoted the creation of hard copies of such electronic information and have also led to increased demand for data security services, such as the storage and off-site rotation of back-up copies of magnetic media, and outsourcing support services that address the needs of data center operations and disaster recovery programs. In addition, management believes that the proliferation of digital information technologies and distributed data networks has created an emerging need for efficient, cost-effective, high quality solutions for electronic archiving and the management of electronic documents.

CONSOLIDATION OF A HIGHLY FRAGMENTED INDUSTRY

    Over the past several years, there has been consolidation in the highly fragmented RIMS industry. Most RIMS companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. The Company believes that this trend will continue because of the industry's capital requirements for growth, opportunities for large RIMS providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

    Management believes that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important business and electronic records needs. Large, national and multinational companies are better able to satisfy these demands than smaller competitors. The Company has made, and intends to continue to make, acquisitions of its competitors, many of whom are small, single city operators.

DESCRIPTION OF IRON MOUNTAIN'S BUSINESS

BUSINESS RECORDS MANAGEMENT

    The hard copy business records stored by the Company's customers with the Company by their nature are not very active. These types of records are stored in cartons, which are packed by the customer. The Company uses bar-coded tracking technologies known as the SAFEKEEPER-TM- system and the PIERCE LEAHY USER SOLUTION(-Registered Trademark-) (PLUS(-Registered Trademark-)) system and other procedures to ensure the integrity of the contents of a customer's cartons and to efficiently store and later retrieve a customer's cartons. As a central component of its integration plan for the Pierce Leahy transaction, the Company has developed the SAFEKEEPERPLUS-TM- system, combining the architecture of PLUS and the enhanced functionality of SAFEKEEPER, and has begun a city-by-city conversion program that is expected to be completed in 2002. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

DATA SECURITY SERVICES

    Data security services consist of the storage and rotation of back-up computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by the Company's courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers
24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Iron Mountain uses various information technology systems such as MEDIALINK-TM- and SECUREBASE-TM- software to manage this process. Iron Mountain also manages tape library relocation and supports disaster recovery testing and execution. The Company is now in the early stages of offering e-Vaulting as part of its data security services product line. E-Vaulting allows customers different levels of electronic transfer, storage and recovery of critical back-up data ranging from real time transfers using storage silos to electronic transfer and off-line storage for less immediate needs.

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

SERVICE AND COURIER OPERATIONS

    Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The SAFEKEEPER, PLUS and SAFEKEEPERPLUS systems control the service processes from order entry through transportation and invoicing for business records while MEDIALINK and SECUREBASE manage the process for the data security services business.

    Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2000, Iron Mountain was utilizing a fleet of more than 1,900 owned or leased delivery vehicles.

DIGITAL ARCHIVING SERVICES

    Iron Mountain currently provides storage and related services for computer media, primarily computer tapes and optical disks, that is archival in nature. In addition, the Company is collaborating with other companies to develop technologies and is exploring opportunities to leverage its customer relationships, geographic presence and brand image to provide additional information management services for digital records. The growth rate of mission-critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of digital information management, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for Iron Mountain. The Company is cultivating partnerships with technology providers to develop a number of applications.

    The Company believes the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their business records management programs and consist primarily of: (i) storage capacity and the preservation of data; (ii) access to and control over the data in a secure environment; and (iii) the need to keep electronic records due to regulatory compliance or for litigation support. Products and services are currently being developed to address these needs and expand the array of services offered by the Company for electronic records.

ADDITIONAL SERVICES AND PRODUCTS

    Iron Mountain offers a variety of additional services, which customers may request or contract for on an individual basis. These services include inventorying records, packing records into cartons or other containers, and creating computerized indices of files and individual documents. The Company also provides services for the management of active records programs. The Company can provide these services, which generally include document and file processing and storage, both off-site at its own facilities and by supplying its own personnel to perform management functions on-site at the customer's premises.

    Other complementary lines of business operated by the Company include fulfillment services and confidential destruction. Fulfillment services are performed by the Company's wholly owned subsidiary, COMAC, Inc. COMAC stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. In addition, COMAC assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

    Confidential destruction involves the shredding of sensitive documents for corporate customers that, in many cases, also use the Company's services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records accumulated by customers in specially designed containers provided by Iron Mountain. The Company currently performs these services in 17 markets and seeks to expand its presence in this business through acquisitions and internal start-ups.

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

    The Company also sells: (i) a full line of specially designed corrugated cardboard, metal and plastic storage containers; (ii) magnetic media products including computer tapes, cartridges and drives, tape cleaners and supplies and CDs; and (iii) computer room equipment and supplies such as racking systems, furniture, bar code scanners and printers.

    The amount of the Company's revenues derived from business records management, data security services and other operating segments (including digital archiving services, confidential destruction and fulfillment services) and other relevant financial data for fiscal years 1999 and 2000 is set forth in
Note 12 of Notes to Consolidated Financial Statements.

FINANCIAL CHARACTERISTICS OF IRON MOUNTAIN'S BUSINESS

    Iron Mountain's financial model is based on the recurring nature of its revenues. The historical predictability of this revenue stream and the resulting EBITDA(1) allows the Company to operate with a high degree of financial leverage. Since 1995, the Company has invested approximately $2.5 billion in acquisitions, accounted for using the purchase method of accounting, as its primary avenue of growth and in property, plant and equipment to support that growth. Iron Mountain's primary financial goal has always been to increase consolidated EBITDA, which is a source of funds for investment in continued growth and for servicing indebtedness. Even as the Company shifts its focus from growth through acquisitions to internal revenue growth, its primary financial objective continues to be the growth in EBITDA in relation to capital invested on a per share basis. Iron Mountain's business has the following financial characteristics:

    - RECURRING REVENUES. Iron Mountain derives a majority of its consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. The Company's revenues from these fixed periodic fees have grown for 48 consecutive quarters. Once a customer places paper records in storage with the Company and until those records are destroyed or permanently removed, for which the Company typically receives a service fee, the Company receives recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic back-up media consist primarily of fixed monthly payments. Over each of the last five years, storage revenues, which are stable and recurring, have accounted for approximately 60% of the Company's total revenues. This stable and growing storage base also provides the foundation for increases in revenues and EBITDA.

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

    - INHERENT GROWTH FROM EXISTING PAPER RECORDS CUSTOMERS. The Company's paper records customers have on average generated additional Cartons(2) at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1996 through December 31, 2000, the Net Carton Growth From Existing Customers(3) of Iron Mountain increased at an average annual rate of approximately 6%. The Company believes the consistent growth of its paper storage revenues is the result of a number of factors, including: (i) the trend toward increased records retention,
      (ii) customer satisfaction with the Company's services and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of RIMS.

------------------------

1 EBITDA is defined as earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense. Merger-related expenses are primarily those expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs.

2 The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of cartons stored does not include storage volumes in the Company's vital records services and data security services, which are described below.

3 The term "Net Carton Growth From Existing Customers" is defined as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of Iron Mountain's facilities in South Brunswick Township, New Jersey. See "Item 3. Legal Proceedings."

    - DIVERSIFIED AND STABLE CUSTOMER BASE. As of December 31, 2000, the Company had over 125,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of the Company's consolidated revenues for the year ended
      December 31, 2000. From January 1, 1996 through December 31, 2000, average annual permanent removals of Cartons, not including destructions, represented approximately 4% of total Cartons stored.

    - CAPITAL EXPENDITURES RELATED PRIMARILY TO GROWTH. The Company's RIMS business requires limited annual capital expenditures made in order to maintain the Company's current revenue stream. From January 1, 1996 through December 31, 2000, approximately 90% of Iron Mountain's aggregate capital expenditures were growth-related investments, primarily in racking systems, management information systems, new buildings and improvements to existing facilities. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and EBITDA.

GROWTH STRATEGY

    Iron Mountain's objective is to maintain its position as the leader in records and information management services. Domestically, the Company seeks to be one of the largest RIMS providers in each of its geographic markets. Internationally, the objectives are to continue to capitalize on its expertise in the RIMS industry and to make additional acquisitions and investments in selected international markets. The Company's primary avenues of growth are:
(i) increased business with existing customers; (ii) additions of new customers;
(iii) the introduction of new products and services such as e-Vaulting, digital archiving and confidential destruction; and (iv) selective acquisitions in new and existing markets.

GROWTH FROM EXISTING CUSTOMERS

    Existing Iron Mountain customers storing paper records contribute to storage and services revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, the Company seeks to maintain high levels of customer retention by providing premium customer service through its local management staff.

    Through its local account management staff, the Company leverages existing business relationships with its customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

ADDITIONS OF NEW CUSTOMERS

    The Company's sales force is dedicated to two primary objectives: establishing new customer account relationships and expanding new and existing customer relationships by offering a wide array of complementary services and products. In order to accomplish these objectives, the sales force draws on the Company's national marketing organization and senior management. As a result of acquisitions and its decision to recruit additional qualified sales professionals, the Company has increased the size of its sales force to approximately 250 such professionals.

INTRODUCTION OF NEW PRODUCTS AND SERVICES

    Iron Mountain continues to expand its menu of products and services. The Company has significantly increased its presence in the confidential destruction industry and is in the process of developing new e-Vaulting and digital archiving services. These new products and services allow the

Company to further penetrate its existing customer accounts and attract new customers in previously untapped markets.

GROWTH THROUGH DOMESTIC ACQUISITIONS

    The Company's acquisition strategy includes both expanding geographically, focusing primarily on the 100 largest U.S. markets, and increasing the Company's presence and scale within existing markets through "fold-in" acquisitions. Iron Mountain has a successful record of acquiring and integrating RIMS companies. See "Completed Acquisitions." The Company intends to continue its domestic acquisition program. However, given the small number of large acquisition prospects and the Company's increased revenue base, future acquisitions are expected to be less significant to overall domestic revenue growth than they have been historically.

INTERNATIONAL GROWTH STRATEGY

    Iron Mountain also intends to continue to make acquisitions and investments in RIMS businesses outside the United States. The Company has acquired and invested in, and seeks to acquire and invest in, RIMS companies in countries, and, more specifically, markets within such countries, where it believes there is sufficient demand from existing multinational customers or the potential for growth. Since beginning its international expansion program in January 1999, Iron Mountain, directly and through joint ventures, has expanded its operations into Canada, Europe and Latin America. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal towards full ownership. In addition to the criteria the Company uses to evaluate domestic acquisition candidates, Iron Mountain also evaluates the presence in the potential market of existing Iron Mountain clients as well as the risks uniquely associated with an international investment, including those risks described below.

    The experience, depth and strength of local management are particularly important in Iron Mountain's international acquisition strategy. As a result, Iron Mountain has formed joint ventures with, or acquired significant interests from, target businesses throughout Europe and Latin America. Iron Mountain believes this strategy, rather than an outright acquisition, may, in certain markets, better position the Company to expand the existing business, although the Company's long-term goal is to acquire full ownership of each such business. The local partner will benefit from Iron Mountain's expertise in the RIMS industry and, in certain cases, Iron Mountain's technology, and Iron Mountain will benefit from its local partner's knowledge of the market, relationships with customers and its presence in the community.

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

    The amount of the Company's revenues derived from international operations and other relevant financial data for fiscal years 1998, 1999 and 2000 is set forth in Note 12 of Notes to Consolidated Financial Statements. During 2000, Iron Mountain derived approximately 12% of its revenues from outside of the United States.

COMPLETED ACQUISITIONS

MERGER OF IRON MOUNTAIN AND PIERCE LEAHY

    On February 1, 2000, Iron Mountain completed its most important acquisition to date as it acquired Pierce Leahy, a Pennsylvania corporation, in a stock-for-stock merger. Because the transaction was structured as a reverse merger, Iron Mountain merged with and into Pierce Leahy and Pierce Leahy survived the merger. Immediately after the merger, the Company changed its name from Pierce Leahy Corp. to Iron Mountain Incorporated. See Note 6 of Notes to Consolidated Financial Statements.

RECENT ACQUISITIONS

    As part of its growth strategy, from January 1, 1998 through December 31, 2000, Iron Mountain acquired 44 RIMS businesses. The following table presents certain information with respect to the acquisitions completed by the Company between January 1, 1998 and December 31, 2000.

                                                                   COMPONENTS OF PURCHASE PRICE CONSIDERATION
                                                                   ------------------------------------------
                                                                    (DOLLARS IN MILLIONS)
                                                 TOTAL AGGREGATE   CASH PAID     FAIR VALUE OF       TOTAL
                                                    REVENUES        AND DEBT    COMMON STOCK AND    PURCHASE
                                       NUMBER    REPRESENTED(1)     ASSUMED      OPTIONS ISSUED      PRICE
                                      --------   ---------------   ----------   ----------------   ----------
1998 Acquisitions...................     15            $152           $193            $ 67           $  260
1999 Acquisitions...................     17              98            215              46              261
2000 Acquisitions(2)................     12             401            732             447            1,179

------------------------

(1) Total annual aggregate revenues were calculated in each case by reference to the revenues of each of the acquired businesses during the year in which they were acquired. This calculation includes an estimate of total revenues for the portion of the year of acquisition during which any such acquired business was included in Iron Mountain's results of operations.

(2) The total purchase price for the 2000 Acquisitions includes $1.0 billion for the acquisition of Pierce Leahy on February 1, 2000.

CUSTOMERS

    The Company's customer base is diversified in terms of revenues and industry concentration. Iron Mountain tracks customer accounts, which are based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of December 31, 2000, the Company had over 125,000 customer accounts in a variety of industries. The Company currently provides services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of the Company's consolidated revenues for the year ended December 31, 2000.

COMPETITION; ALTERNATIVE TECHNOLOGIES

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

    Iron Mountain also competes with other RIMS providers for companies to acquire. Some of the Company's competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to the RIMS business and such acquisition candidates or focus its strategy on Iron Mountain's markets, Iron Mountain's results of operations could be adversely affected.

    Iron Mountain derives most of its revenues from the storage of paper documents and related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper as the principal means for storing information. However, the Company can provide no assurance that its customers will continue to store most of their records in paper format. A significant shift by Iron Mountain's customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect its business. The Company is collaborating with other companies to develop e-Vaulting and digital archiving service products designed to address its customers' emerging need for efficient, cost-effective, high quality solutions for electronic archiving and the management of electronic documents.

EMPLOYEES

    As of December 31, 2000, the Company employed about 8,300 full-time employees in the United States. Directly and through majority-owned joint ventures, as of December 31, 2000, the Company employed approximately 2,000 full-time employees outside of the United States. A small percentage of the Company's employees are represented by unions. These unionized employees are located in California, one city in Canada and in the United Kingdom. As of December 31, 2000, the aggregate number of unionized employees was approximately 300.

    All domestic non-union employees are eligible to participate in the Company's benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time domestic employees participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. International employees participate in separate benefit and incentive-based compensation programs. Management believes that the Company has good relationships with its employees and unions.

INSURANCE

    For strategic risk transfer purposes, the Company maintains a comprehensive insurance program with insurers that it believes to be reputable and in amounts that it believes to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate policies for California earthquake exposures are maintained at what the Company believes to be appropriate limits and deductibles for that exposure. Included among other types of insurance carried by Iron Mountain are: workers compensation, general liability, umbrella, automobile, and directors and officers policies.

    The Company's standard form of storage contract sets forth an agreed maximum valuation for each carton or other storage unit held by the Company, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and the Company believes that in typical circumstances its liability would be so limited in the event of loss or damage to stored items for which the Company may be held liable. However, some of the Company's agreements with large volume accounts and some of the contracts assumed in the Company's acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by particular customers seeking to rescind their contracts, including limitations on liability, as a result of the fires experienced at Iron Mountain's South Brunswick Township, New Jersey facilities in 1997.

ENVIRONMENTAL MATTERS

    Some of the Company's currently and formerly owned or operated properties were previously used for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or may have involved the generation of hazardous wastes. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. Although the Company has from time to time conducted limited environmental investigations and remedial activities at some of its former and current facilities, it has not undertaken an in-depth environmental review of all of its properties. Under various federal, state and local environmental laws, the Company may be potentially liable for environmental compliance and remediation costs to address contamination, if any, located at these properties as well as damages arising from such contamination. Environmental conditions for which the Company might be liable may also exist at properties that it may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

    The Company currently transfers a portion of its risk of financial loss due to environmental matters by purchasing a pollution liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation exposures.

ITEM 2. PROPERTIES.

    As of December 31, 2000, Iron Mountain conducted operations through 504 leased and 131 owned facilities containing a total of 39.4 million square feet of space. The leased facilities typically have initial lease terms of ten years with options to renew for an additional five to ten years. In addition, many of the leases contain either a purchase option or a right of first refusal upon the sale of the property. The Company's facilities are located throughout North America, Europe and Latin America, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the United Kingdom. The Company believes that the space available in its facilities is adequate to meet its current needs. See Note 13 of Notes to Consolidated Financial Statements for information regarding the Company's minimum annual rental commitments.

ITEM 3. LEGAL PROCEEDINGS.

    In March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of Iron Mountain's other RIMS facility in South Brunswick Township, New Jersey.

    Certain of the Company's customers or their insurance carriers have asserted claims as a consequence of the destruction of, or damage to, their records as a result of the fires, including claims with specific requests for compensation and allegations of negligence or other culpability on the part of Iron Mountain. The Company and its insurers have denied any liability on the part of Iron Mountain as to all of these claims.

    The Company is presently aware of five pending lawsuits that have been filed against Iron Mountain by certain of its customers and/or their insurers, and of two lawsuits filed by the insurers of abutters of the South Brunswick facility, and of one lawsuit filed by a fire official who claims that he was injured in the course of fighting the first fire. Six of these seven lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The seventh lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. An eighth lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000. After trial, judgment was entered in favor of Iron Mountain; no appeal was filed in this matter.

    Iron Mountain has denied liability and asserted affirmative defenses in all of the remaining cases arising out of the fires and, in certain of the cases, has asserted counterclaims for indemnification against the plaintiffs. Discovery is ongoing. The Company denies any liability as a result of the destruction of, or damage to, customer records or property of abutters as a result of the fires, which were beyond its control. It also denies any liability for the injuries allegedly sustained by the fire official. The Company intends to vigorously defend itself against these and any other lawsuits that may arise.

    The Company was paid by its general liability and property insurance carrier for costs incurred as a result of business interruption and property damage due to the fires. However, Iron Mountain's errors and omissions carrier made an initial determination denying coverage as to these claims. In November 1998, Iron Mountain filed an action in the United States District Court for the District of Massachusetts seeking a declaration of coverage and other relief. The parties, together with the general liability and property carrier, have entered into a settlement agreement regarding reimbursement of defense costs and continue to be in ongoing discussions regarding all remaining coverage issues.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2000.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
  MATTERS.

    The Common Stock of the Company is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." Prior to the merger, the common stock of each of Pierce Leahy and the Company were listed on the NYSE under the symbols "PLH" and "IRM," respectively. Pierce Leahy first issued its common stock to the public in July 1997, while Iron Mountain first issued its common stock to the public in February 1996. Prior to April 26, 1999, the Common Stock of Iron Mountain was traded on the Nasdaq National Market ("Nasdaq") under the symbol "IMTN."

    The following table sets forth the high and low sale prices for Pierce Leahy and Iron Mountain common stock on the NYSE and the Nasdaq, for the years 1999 and 2000:

                                                                  SALE PRICES
                                                              -------------------
                                                                HIGH       LOW
                                                              --------   --------
1999--Pierce Leahy(1)
  First Quarter.............................................   $24.55     $21.82
  Second Quarter............................................    24.32      20.57
  Third Quarter.............................................    23.64      18.24
  Fourth Quarter............................................    39.32      21.31

1999--Iron Mountain
  First Quarter.............................................   $36.25     $27.38
  Second Quarter............................................    33.13      25.38
  Third Quarter.............................................    34.38      27.88
  Fourth Quarter............................................    39.50      25.13

2000--Iron Mountain
  First Quarter(2)..........................................   $34.88     $27.75
  Second Quarter............................................    36.81      29.63
  Third Quarter.............................................    37.00      31.00
  Fourth Quarter............................................    37.50      29.50

------------------------

(1) The high and low sale prices on the NYSE for Pierce Leahy's common stock for 1999 have been adjusted to give effect to a one-for-ten stock split effected in the form of a dividend declared and paid by Pierce Leahy in January 2000.

(2) The high and low sale prices on the NYSE for the Iron Mountain Incorporated common stock for the first quarter of 2000 include only the months of February and March as the merger incurred on February 1, 2000.

    The closing price of the Company's Common Stock on the NYSE on March 1, 2001 was $39.57. As of March 1, 2001, there were 682 holders of record of the Company's Common Stock. The Company believes that there are more than 6,900 beneficial owners of the Company's Common Stock.

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

    Pierce Leahy and Iron Mountain have not paid dividends on their shares of common stock, other than stock dividends, during the last two years.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION.

    The following selected consolidated statements of operations and balance sheet data of the Company have been derived from the Company's audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Iron Mountain's Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

                                                                            YEAR ENDED DECEMBER 31,
                                                              ----------------------------------------------------
                                                                1996       1997       1998       1999       2000
                                                              --------   --------   --------   --------   --------
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF OPERATIONS DATA:
Revenues:
  Storage...................................................  $ 85,826   $125,968   $230,702   $317,387   $585,664
  Service and Storage Material Sales........................    52,892     82,797    153,259    202,162    400,707
                                                              --------   --------   --------   --------   --------
    Total Revenues..........................................   138,718    208,765    383,961    519,549    986,371
Operating Expenses:
  Cost of Sales (excluding depreciation)....................    70,747    106,879    192,113    260,930    482,771
  Selling, General and Administrative.......................    34,342     51,668     95,867    128,948    246,559
  Depreciation and Amortization.............................    16,936     27,107     48,301     65,422    126,810
  Stock Option Compensation Expense.........................        --         --         --         --     15,110
  Merger-Related Expenses...................................        --         --         --         --      9,133
                                                              --------   --------   --------   --------   --------
    Total Operating Expenses................................   122,025    185,654    336,281    455,300    880,383
Operating Income............................................    16,693     23,111     47,680     64,249    105,988
Interest Expense, Net.......................................    14,901     27,712     45,673     54,425    117,975
Other Income (Expense), Net.................................        --         --      1,384         17     (6,045)
                                                              --------   --------   --------   --------   --------
Income (Loss) from Continuing Operations Before Provision
  (Benefit) for Income Taxes and Minority Interest..........     1,792     (4,601)     3,391      9,841    (18,032)
Provision (Benefit) for Income Taxes........................     1,435        (80)     6,558     10,579      9,125
Minority Interest in Earnings (Losses) of Subsidiaries......        --         --         --        322     (2,224)
                                                              --------   --------   --------   --------   --------
Income (Loss) from Continuing Operations before
  Extraordinary
  Item......................................................       357     (4,521)    (3,167)    (1,060)   (24,933)
Income from Discontinued Operations.........................        --         --        201        241         --
Loss on Sale of Discontinued Operations.....................        --         --         --    (13,400)        --
Extraordinary Charge (net of tax benefit)...................    (2,126)        --         --         --     (2,892)
                                                              --------   --------   --------   --------   --------
Loss Before Warrant Accretion...............................    (1,769)    (4,521)    (2,966)   (14,219)   (27,825)
Accretion of Redeemable Put Warrant.........................       280         --         --         --         --
                                                              --------   --------   --------   --------   --------
Net Loss Applicable to Common Shareholders..................  $ (2,049)  $ (4,521)  $ (2,966)  $(14,219)  $(27,825)
                                                              ========   ========   ========   ========   ========
Net Loss per Common Share--Basic and Diluted:
  Income (Loss) from Continuing Operations..................  $   0.00   $  (0.26)  $  (0.12)  $  (0.03)  $  (0.47)
  Income from Discontinued Operations.......................        --         --       0.01       0.01         --
  Loss on Sale of Discontinued Operations...................        --         --         --      (0.41)        --
                                                              --------   --------   --------   --------   --------
Income (Loss) Before Extraordinary Charge...................      0.00      (0.26)     (0.11)     (0.43)     (0.47)
  Extraordinary Charge (net of tax benefit).................     (0.15)        --         --         --      (0.05)
                                                              --------   --------   --------   --------   --------
Net Loss Applicable to Common Shareholders..................  $  (0.15)  $  (0.26)  $  (0.11)  $  (0.43)  $  (0.52)
                                                              ========   ========   ========   ========   ========
Weighted Average Common Shares Outstanding--Basic
  and Diluted...............................................    13,911     17,172     27,470     33,345     53,125
                                                              ========   ========   ========   ========   ========
Pro Forma(1):
  Net Loss Applicable to Common Shareholders................  $  (0.13)
                                                              ========
  Weighted Average Common Shares Outstanding................    15,206
                                                              ========

(FOOTNOTES ON FOLLOWING PAGE)

                                                         YEAR ENDED DECEMBER 31,
                                         --------------------------------------------------------
                                           1996       1997       1998        1999         2000
                                         --------   --------   --------   ----------   ----------
                                                              (IN THOUSANDS)
OTHER DATA:
EBITDA from Continuing Operations(2)...  $ 33,629   $ 50,218   $ 95,981   $  129,671   $  257,041
EBITDA from Continuing Operations as a
  Percentage of Total Revenues.........      24.2%      24.1%      25.0%        25.0%        26.1%

                                                            AS OF DECEMBER 31,
                                         --------------------------------------------------------
                                           1996       1997       1998        1999         2000
                                         --------   --------   --------   ----------   ----------
                                                              (IN THOUSANDS)
CONSOLIDATED BALANCE SHEET DATA:
Cash and Cash Equivalents..............  $  3,453   $ 24,510   $  1,715   $    3,830   $    6,200
Total Assets...........................   281,799    636,786    967,385    1,317,212    2,659,096
Total Debt.............................   184,733    428,018    456,178      612,947    1,355,131
Shareholders' Equity...................    52,384    137,733    338,882      488,754      924,458

------------------------

(1) Represents pro forma earnings per share as if the preferred stock that was converted into the Company Common Stock in connection with the Company's initial public offering had been converted as of January 1, 1996.

(2) Based on the Company's experience in the RIMS industry, management believes that EBITDA (which we define as earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense) is an important tool for measuring the performance of RIMS companies (including potential acquisition targets) in several areas, such as liquidity, operating performance and leverage. In addition, lenders use EBITDA-based calculations as a criterion in evaluating RIMS companies, and substantially all of the Company's financing agreements contain covenants in which EBITDA-based calculations are used as a measure of financial performance. However, EBITDA should not be considered an alternative to operating or net income (as determined in accordance with generally accepted accounting principles ("GAAP")) as an indicator of the Company's performance or to cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Liquidity and Capital Resources" for discussions of other measures of performance determined in accordance with GAAP and the Company's sources and applications of cash flow.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    THE FOLLOWING DISCUSSION SHOULD BE READ IN CONJUNCTION WITH "ITEM 6. SELECTED CONSOLIDATED FINANCIAL AND OPERATING INFORMATION" AND THE CONSOLIDATED FINANCIAL STATEMENTS AND NOTES THERETO AND THE OTHER FINANCIAL AND OPERATING INFORMATION INCLUDED ELSEWHERE IN THIS FILING.

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

    Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others, the following:

    - difficulties related to the integration of acquisitions generally and, more specifically, the integration of our operations and those of Pierce Leahy;

    - unanticipated costs as a result of our acquisition of Pierce Leahy;

    - the uncertainties related to international expansion;

    - the uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of the Company's products and services;

    - rapid and significant changes in technology;

    - the cost and availability of appropriate storage facilities;

    - changes in customer preferences and demand for our services;

    - our significant indebtedness and the cost and availability of financing for contemplated growth; and

    - other general economic and business conditions.

OVERVIEW

    The Company's primary financial objective has been to increase consolidated EBITDA, which is a source of funds for investment in continued growth and to service indebtedness. The Company has benefited from growth in consolidated EBITDA from continuing operations, which has increased from $96.0 million for 1998 to $257.0 million for 2000 (a compound annual growth rate of 63.6%). However, the pursuit of this objective has negatively affected other measures of the Company's financial performance, such as consolidated net income.

    For the years ended December 31, 1998 through 2000, the Company experienced consolidated net losses. The Company attributes such losses in part to significant charges associated with the pursuit of its growth strategy, namely:

    - increases in depreciation expense associated with expansion of storage capacity;

    - increases in goodwill amortization associated with acquisitions accounted for under the purchase method;

    - increases in interest expense associated with the borrowings used to fund acquisitions; and

    - in 2000, charges for stock option compensation expense and merger-related expenses associated with the integration of the operations of Iron Mountain and Pierce Leahy.

    On February 1, 2000, the Company completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at $1.0 billion. The acquisition was structured as a reverse merger with Pierce Leahy being the surviving legal entity and immediately changing its name to Iron Mountain Incorporated. Based on the number of shares of Iron Mountain and Pierce Leahy common stock outstanding immediately prior to the completion of the merger, immediately after the merger former stockholders of Iron Mountain owned approximately 65% of the Company's Common Stock. Because of this share ownership, Iron Mountain is considered the acquiring entity for accounting purposes. The total consideration for this transaction was comprised of: (i) 18.8 million shares of the Company's Common Stock with a fair value of $421.2 million; (ii) 1.6 million options to acquire the Company's Common Stock with a fair value of $25.3 million; (iii) assumed debt with a fair value of $584.9 million; and (iv) $4.3 million of capitalized transaction costs. Consolidated revenues of Pierce Leahy were $342.3 million for the year ended December 31, 1999.

    The Company's revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 60% of total revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities, the sale of storage materials and courier operations. Courier operations consist primarily of the pickup and delivery of records upon customer request. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers, magnetic media including computer tapes and related supplies. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

    Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant.

    Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, sales and marketing personnel, as well as expenses related to travel, communications, data processing expenses, professional fees, bad debts, training, office equipment and supplies.

    The Company's depreciation and amortization charges result primarily from the capital-intensive nature of its business and the acquisitions that the Company has completed. The principal components of depreciation relate to racking systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system hardware and software. Amortization relates primarily to goodwill arising from acquisitions and customer acquisition costs. The Company has accounted for all of its acquisitions under the purchase method. Since the purchase price for RIMS companies is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported consolidated net income. Because certain of the Company's acquisitions have given rise to nondeductible goodwill, the Company's effective tax rate is higher than the statutory rate.

    EBITDA is an important financial performance measure in the RIMS industry, both for determining the value of companies within the industry and for defining standards for borrowing from institutional lenders. The Company's EBITDA margins from continuing operations were 25.0% for 1998, 25.0% for 1999 and 26.1% for 2000. The Company acquired 15 RIMS businesses in 1998, 17 in 1999 and 12 in 2000. With the exception of the Pierce Leahy merger in 2000, most acquisitions had lower EBITDA margins than the rest of the Company's business. The Company generally does not realize anticipated synergies relating to acquisitions immediately. The Company was able to increase its recent EBITDA margins through improved overall operating efficiencies, economies of scale and the realization of synergies in connection with earlier acquisitions, as well as the addition of the higher-margin Pierce Leahy business in 2000. This increase was partially offset by additional labor expense due to wage and incentive compensation equalization as a result of the Pierce Leahy integration.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, information derived from the Company's consolidated statements of operations, expressed as a percentage of total consolidated revenues.

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues:
  Storage...................................................     60.1 %     61.1 %     59.4 %
  Service and Storage Material Sales........................     39.9       38.9       40.6
                                                              -------    -------    -------
    Total Revenues..........................................    100.0      100.0      100.0
Operating Expenses:
  Cost of Sales (Excluding Depreciation)....................     50.0       50.2       48.9
  Selling, General and Administrative.......................     25.0       24.8       25.0
  Depreciation and Amortization.............................     12.6       12.6       12.9
  Stock Option Compensation Expense.........................       --         --        1.6
  Merger-Related Expenses...................................       --         --        0.9
                                                              -------    -------    -------
    Total Operating Expenses................................     87.6       87.6       89.3
Operating Income............................................     12.4       12.4       10.7
Interest Expense............................................     11.9       10.5       12.0
Other Income, Net...........................................      0.4        0.0       (0.5)
                                                              -------    -------    -------
Income (Loss) from Continuing Operations Before Provision
  for Income Taxes and Minority Interest....................      0.9        1.9       (1.8)
Provision for Income Taxes..................................      1.7        2.0        0.9
Minority Interest in (Losses) Earnings of Subsidiaries......       --        0.1       (0.2)
                                                              -------    -------    -------
Loss from Continuing Operations before Extraordinary Item...     (0.8)      (0.2)      (2.5)
Income from Discontinued Operations.........................      0.1        0.1         --
Loss on Sale of Discontinued Operations.....................       --       (2.6)        --
Extraordinary Charge from Early Extinguishment of Debt (net
  of Tax Benefit)...........................................       --         --       (0.3)
                                                              -------    -------    -------
Net Loss....................................................     (0.7)%     (2.7)%     (2.8)%
                                                              =======    =======    =======
EBITDA from Continuing Operations...........................     25.0%      25.0%      26.1%
                                                              =======    =======    =======

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Consolidated storage revenues increased $268.3 million, or 84.5%, to $585.7 million for the year ended December 31, 2000 from $317.4 million for the year ended December 31,1999. Consolidated storage revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Pierce Leahy's 1999 storage revenues were $190.1 million. Internal storage revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 11.7%. The internal storage revenue growth resulted primarily from net increases in records and other media stored by existing customers and from sales to new customers.

    Consolidated service and storage material sales revenues increased
$198.5 million, or 98.2%, to $400.7 million for the year ended December 31, 2000, from $202.2 million for the year ended December 31, 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Pierce Leahy's 1999 service and storage material sales revenues were $152.2 million. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 13.3%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

    For the reasons discussed above, total consolidated revenues increased $466.9 million, or 89.9%, to $986.4 million for the year ended December 31, 2000 from $519.5 million for the year ended December 31, 1999. Total internal revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 12.3%.

    Consolidated cost of sales (excluding depreciation) increased
$221.9 million, or 85.0%, to $482.8 million (48.9% of consolidated revenues) for the year ended December 31, 2000 from $260.9 million (50.2% of consolidated revenues) for the year ended December 31, 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy. The decrease as a percentage of revenues was primarily attributable to operating efficiencies, particularly related to labor and transportation, gained as a result of an increase in scale, offset by the increased facilities costs of Pierce Leahy, which are typical of a more paper storage-intensive business. The Company's business records and international segments are substantially paper-based. Revenues for these segments have increased from 73% to 80% of total revenues from 1999 to 2000.

    Consolidated selling, general and administrative expenses increased
$117.7 million, or 91.2%, to $246.6 million (25.0% of consolidated revenues) for the year ended December 31, 2000 from $128.9 million (24.8% of consolidated revenues) for the year ended December 31, 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition. The increase as a percentage of revenues was primarily attributable to increased spending on information technology related to: (i) the conversion of new systems for the Company's data security business; (ii) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with the Company; and (iii) the Company's efforts to explore complementary digital service offerings. These increases were partially offset by general management overhead efficiencies driven by an increase in scale.

    As a result of the foregoing factors, consolidated EBITDA increased
$127.3 million, or 98.2%, to $257.0 million (26.1% of consolidated revenues) for the year ended December 31, 2000 from $129.7 million (25.0% of consolidated revenues) for the year ended December 31, 1999.

    EBITDA from the Company's international segment increased $13.3 million, or 180.7%, to $20.6 million (17.7% of international revenues) for the year ended December 31, 2000 from $7.3 million (23.2% of international revenues) for the year ended December 31, 1999. The Company acquired several foreign businesses in late 1999 and 2000, some of which had lower EBITDA margins than the rest of the Company's international segment. The Company generally does not recognize anticipated synergies relating to acquisitions immediately.

    Consolidated depreciation and amortization expense increased $61.4 million, or 93.8%, to $126.8 million (12.9% of consolidated revenues) for the year ended December 31, 2000 from $65.4 million (12.6% of consolidated revenues) for the year ended December 31, 1999. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 1999 and 2000 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

    Stock option compensation expense represents a non-cash charge resulting from the acceleration of vesting and extension of exercise periods for previously granted stock options as a part of separation agreements with certain executives relating to the Pierce Leahy merger. Stock option compensation expense was $15.1 million (1.6% of consolidated revenues) for the year ended December 31, 2000.

    Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include severance, relocation and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $9.1 million (0.9% of consolidated revenues) for the year ended December 31, 2000.

    As a result of the foregoing factors, consolidated operating income increased $41.8 million, or 65.0%, to $106.0 million (10.7% of consolidated revenues) for the year ended December 31, 2000 from $64.2 million (12.4% of consolidated revenues) for the year ended December 31, 1999.

    Consolidated interest expense increased $63.6 million, or 116.8%, to $118.0 million for the year ended December 31, 2000 from $54.4 million for the year ended December 31, 1999. The increase was primarily attributable to increased indebtedness related to: (i) the debt assumed as a result of the Pierce Leahy acquisition; (ii) the financing of acquisitions and capital expenditures; (iii) the increase in the Company's effective interest rate from the same period in 1999; and (iv)the debt refinancing of the Company on August 14, 2000, resulting in additional principal outstanding and additional commitment fees, which were only partially offset by interest earned on excess cash.

    Consolidated other income (expense) was an expense of $6.0 million for the year ended December 31, 2000 compared to income of $0.0 million for the year ended December 31, 1999. The increase in expense was primarily due to a weakening of the Canadian dollar against the U.S. dollar, as it relates to Iron Mountain Canada Corporation's 8 1/8% Senior Subordinated Notes due 2008, and a weakening of the British pound sterling against the U.S. dollar on intercompany balances with the Company's European subsidiaries.

    As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision for income taxes and minority interests decreased $27.8 million to a loss of $18.0 million (1.8% of consolidated revenues) for the year ended December 31, 2000 from income of $9.8 million (1.9% of consolidated revenues) for the year ended December 31, 1999. The provision for income taxes was $9.1 million for the year ended December 31, 2000 compared to $10.6 million for the year ended December 31, 1999. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). For the year ended December 31, 2000, the Company recorded approximately $35 million in nondeductible goodwill amortization expense.

    Consolidated loss from continuing operations increased $23.8 million to $24.9 million (2.5% of consolidated revenues) for the year ended December 31, 2000 from $1.1 million (0.2% of consolidated revenues) for the year ended December 31, 1999.

    In addition, in August 2000, the Company recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of the Company's senior credit facility. The charge primarily represented the write-off of unamortized deferred financing costs associated with the extinguished debt.

    As a result of the foregoing factors, consolidated net loss increased $13.6 million, or 95.7%, to $27.8 million (2.8% of consolidated revenues) for the year ended December 31, 2000 from $14.2 million (2.7% of consolidated revenues) for the year ended December 31, 1999.

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

    - the addition of personnel and other overhead costs related primarily to the acquisitions of First American Records Management, Inc. and Data Base, Inc.;

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

    As a result of the foregoing factors, consolidated income from continuing operations before the provision for income taxes and minority interest expense increased $6.5 million to income of $9.8 million (1.9% of consolidated revenues) for the year ended December 31, 1999 from income of $3.4 million (0.9% of consolidated revenues) for the year ended December 31, 1998. The provision for income taxes was $10.6 million for the year ended December 31, 1999 compared to $6.6 million for the year ended December 31, 1998. The Company's effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with particular acquisitions (the tax laws generally permit deduction of goodwill amortization for asset purchases, but not for acquisitions of stock). For the year ended December 31, 1999, the Company recorded approximately $15 million in nondeductible goodwill amortization expense.

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

RECENT CONSOLIDATED QUARTERLY FINANCIAL DATA

    The following table sets forth, for the quarterly periods indicated, information derived from the Company's consolidated statements of operations. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of normal recurring accruals) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.

                                                             THREE MONTHS ENDED
                            -------------------------------------------------------------------------------------
                                              1999                                        2000
                            -----------------------------------------   -----------------------------------------
                            MAR. 31    JUNE 30    SEPT. 30   DEC. 31    MAR. 31    JUNE 30    SEPT. 30   DEC. 31
                            --------   --------   --------   --------   --------   --------   --------   --------
                                                               (IN THOUSANDS)
Revenues:
  Storage.................  $67,722    $79,928    $82,339    $87,398    $124,939   $148,445   $152,959   $159,321
  Service and Storage
    Material Sales........   41,649     51,837     54,568     54,108      87,198    104,120    103,174    106,215
                            -------    -------    -------    -------    --------   --------   --------   --------
    Total Revenues........  109,371    131,765    136,907    141,506     212,137    252,565    256,133    265,536
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).........   54,435     66,167     69,226     71,102     104,458    121,973    125,079    131,261
  Selling, General and
    Administrative........   27,875     32,938     33,381     34,754      53,457     64,724     63,783     64,595
  Depreciation and
    Amortization..........   13,595     16,281     16,338     19,208      26,303     31,644     34,829     34,034
  Stock Option
    Compensation Expense..       --         --         --         --          --     14,939        171         --
  Merger-Related
    Expenses..............       --         --         --         --         516      3,875      1,262      3,480
                            -------    -------    -------    -------    --------   --------   --------   --------
    Total Operating
      Expenses............   95,905    115,386    118,945    125,064     184,734    237,155    225,124    233,370
                            -------    -------    -------    -------    --------   --------   --------   --------
Operating Income..........  $13,466    $16,379    $17,962    $16,442    $ 27,403   $ 15,410   $ 31,009   $ 32,166
                            =======    =======    =======    =======    ========   ========   ========   ========
EBITDA from Continuing
  Operations..............  $27,061    $32,660    $34,300    $35,650    $ 54,222   $ 65,868   $ 67,271   $ 69,680
                            =======    =======    =======    =======    ========   ========   ========   ========

LIQUIDITY AND CAPITAL RESOURCES

RECENT FINANCINGS AND SOURCES OF FUNDS

    On August 14, 2000, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750.0 million and includes two tranches of term debt in addition to the $400.0 million revolving credit facility. Tranches A and B represent term loans to the Company in principal amounts of $150.0 million and $200.0 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. As of December 31, 2000, the interest rates in effect ranged from 8.72% to 11.25%. In December 2000, and again in January 2001, the Company entered into interest rate swap contracts for the interest payments on an aggregate principal amount of $195.5 million of the Tranche B debt, thereby fixing the interest rate thereon at 8.43%. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility. As of December 31, 2000, outstanding borrowings under the Company's Tranche A and B term loans were $150.0 million and $199.8 million, respectively and borrowings under the Company's revolving credit facility were $4 million. These borrowings were used to fund, among other things, the purchase price of recent acquisitions, general corporate expenses and merger costs.

    Net cash provided by financing activities was $172.4 million for the year ended December 31, 2000, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $399.2 million and term loans of $350.0 million, which were partially offset by repayments of debt of $596.7 million.

    As of December 31, 2000, the annual maturities of Iron Mountain's indebtedness for the years ending December 31, 2001, 2002, 2003, 2004 and 2005 were $40.8 million, $8.5 million, $9.6 million, $4.9 million and $302.0 million, respectively. See Note 4 of Notes to Consolidated Financial Statements. None of the Company's public debt is subject to scheduled mandatory redemption before 2006.

    As of March 1, 2001, the Company had approximately $1.4 billion of total debt, of which $1.2 billion, including the $195.5 million of debt subject to the interest rate swap agreements, had fixed interest rates and $0.2 billion had variable interest rates.

    Net cash provided by continuing operations was $157.6 million for the year ended December 31, 2000 compared to $56.3 million for the same period in 1999. The increase was primarily attributable to the increase in EBITDA. The increase in the provision for doubtful accounts was primarily attributable to the increase in revenue due to internal growth as well as the Pierce Leahy and other acquisitions.

    At December 31, 2000, the Company had estimated net operating loss carryforwards of approximately $128.0 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. The preceding net operating loss carryforwards do not include potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain other foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards expire in eight years.

CAPITAL INVESTMENTS

    As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) acquisitions; (ii) the purchase and construction of real estate; (iii) other capital expenditures; and
(iv) customer acquisition costs. These investments have been primarily funded through cash flows from operations and borrowings under the Company's credit agreements.

    Cash paid for acquisitions in 2000 was $140.9 million. In connection with the acquisition of Pierce Leahy, the Company issued 18.8 million shares of its Common Stock with a fair value of $421.2 million.

    During 2000, total capital expenditures were $168.7 million. A significant portion of the Company's capital expenditures are related to growth and consist primarily of racking systems, management information systems, new buildings and expansion of storage capacity in existing facilities. Approximately 10% of the capital expenditures were expended in order to maintain the Company's then current revenue stream.

    The Company currently estimates that its capital expenditures (other than capital expenditures related to future acquisitions, which cannot be presently estimated, and the Company's digital services offerings, which are described separately below) for 2001 will be approximately $175 to $200 million. The Company expects to fund these expenditures with cash flows from operations and borrowings under the Amended Credit Agreement.

    In addition, the Company incurred costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts. In 2000, the Company's additions to customer acquisition costs were $12.8 million.

    The Company has begun to assess opportunities in the digital storage business driven by e-commerce and facilitated by the Internet. Services associated with this business would expand the Company's range of services into the use of the Internet to facilitate the backup and storage of customer data. In 2000, the Company entered into two strategic alliances to jointly develop, market and sell new products and services for electronic data archiving business. The Company estimates that expenses associated with the continuing development and initial market testing phase of its digital service offerings will be in the range of $3 million to $5 million. In addition, the Company expects the capital expenditures associated with this phase, which is expected to continue into the second half of 2001, to be in the range of $7 million to $10 million. The Company intends to fund this effort with cash flows from operations and borrowings under the Amended Credit Agreement.

ACQUISITIONS

    The Company's liquidity and capital resources may be significantly impacted by the Company's acquisition strategy in the foreseeable future. The Company's future interest expense may increase significantly as a result of the additional indebtedness it may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Amended Credit Agreement or other credit facilities, or the future issuance of debt securities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as the ratio of debt to equity, EBITDA to debt and EBITDA to interest expense.

    The Company has historically financed the cash portion of its acquisitions with borrowings under its credit agreements in conjunction with cash flows provided by operations and with the net proceeds of issuances of debt securities and common stock.

    In connection with its acquisition program, the Company has undertaken certain restructurings of the acquired businesses. Formalized restructuring plans for acquisitions are completed within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, the Company established reserves of $31.4 million in 2000 as part of the purchase accounting for its acquisitions. During 2000, the Company expended $7.5 million for restructuring costs. In addition, the Company made
$4.7 million of adjustments, which reduced goodwill, primarily as a result of management's finalizing restructuring plans within one year of acquisition. These expenditures consisted primarily of severance costs and costs related to exiting facilities. At December 31, 2000, the Company had a total of $28.5 million accrued for restructuring costs for all of its then completed acquisitions. See Note 6 of Notes to Consolidated Financial Statements.

    From January 1, 2001 through March 1, 2001, the Company and its European and Latin American subsidiaries acquired six additional businesses for aggregate consideration of approximately $41 million.

PIERCE LEAHY/ IRON MOUNTAIN INTEGRATION

    The Company is currently in the process of integrating the operations and headquarters functions of Iron Mountain and Pierce Leahy on a "best practices" basis. This process includes the planning, development and execution of an integration plan. During 2000, the Company completed the integration of sales, overhead and support functions, and began to combine field operations, with the goal of full integration within three years after the merger. Management's current estimate is that the merger-related expenses to integrate the two companies, the majority of which have been and will be incurred in 2000 and 2001, will total approximately $15 million. These costs consist primarily of severance and relocation payments to certain employees, transition bonuses, consultants' fees, reimaging expenses and system conversion costs. The Company recorded merger-related expenses of $9.1 million during 2000. As a result of the integration effort, management expects that the Company will realize an estimated $15 million in annual operating cost savings within three years after the merger. These cost savings will result primarily from the elimination of redundant corporate expenses, more efficient operations and utilization of real estate. The Company intends to fund the integration effort with cash flows from operations and borrowings under the Amended Credit Agreement.

FUTURE CAPITAL NEEDS

    The Company's primary financial objective continues to be to increase consolidated EBITDA, which is a source of funds for investment in continued growth and to service indebtedness. The Company's ability to generate sufficient cash to fund its needs depends generally on the results of its operations and the availability of financing. Management believes that cash flows from operations in conjunction with borrowings from existing and possible future debt financings will be sufficient to meet debt service requirements for the foreseeable future and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to the Company.

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

FOREIGN CURRENCY EXCHANGE RATES

    The Company generally views its investment in foreign businesses with a functional currency other than the Company's reporting currency as long-term. These investments are sensitive to fluctuations in foreign currency exchange rates. The functional currencies of the Company's foreign subsidiaries are principally denominated in Canadian dollars, British pounds sterling and several other European and Latin American currencies. The effect of a change in foreign exchange rates on the Company's net investment in foreign subsidiaries is reflected in the "Accumulated other comprehensive items" component of shareholders' equity. A 10% depreciation in year-end 2000 functional currencies, relative to the U.S. dollar, would result in a $2.9 million reduction in the Company's shareholders' equity.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

    In December 2000, the Company entered into a derivative financial contract, which is a variable-for-fixed swap of interest payments payable on the last two principal payments of the Company's Tranche B term loan.

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

    As of December 31, 2000, the Company had approximately $378 million of debt outstanding with a weighted average variable interest rate of 9.05% and approximately $977 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1%, such increase would have had a negative impact on the Company's net income for the year ended December 31, 2000 of approximately $3.0 million. See Note 4 of Notes to Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of December 31, 2000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

    See Item 14(a).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The Directors and executive officers of the Company are as follows (all information is as of March 12, 2001):

NAMES OF DIRECTORS AND EXECUTIVE OFFICERS     AGE                       POSITION
-----------------------------------------   --------   ------------------------------------------
C. Richard Reese(1).......................     55      Chairman of the Board of Directors, Chief
                                                         Executive Officer and President

John F. Kenny, Jr.........................     43      Executive Vice President, Chief Financial
                                                         Officer and Director

Harold E. Ebbighausen.....................     46      Executive Vice President of the Company
                                                       and President of Arcus Data Security, Inc.

Robert G. Miller..........................     44      President and Chief Operating Officer of
                                                       Iron Mountain Records Management, Inc.

Clarke H. Bailey(1)(3)....................     46      Director

Constantin R. Boden(2)(3).................     64      Director

Kent P. Dauten(2).........................     45      Director

Eugene B. Doggett.........................     64      Director

B. Thomas Golisano........................     59      Director

Arthur D. Little(2)(3)....................     57      Director

J. Peter Pierce...........................     55      Director

Howard D. Ross............................     49      Director

Vincent J. Ryan(1)(3).....................     65      Director

------------------------

(1) Member of the Executive Committee; Mr. Ryan is the Chairman of the Executive Committee.

(2) Member of the Audit Committee; Mr. Boden is the Chairman of the Audit Committee.

(3) Member of the Compensation Committee; Mr. Little is the Chairman of the Compensation Committee.

    The Company Board currently consists of eleven Directors. There are three classes of Directors who serve for three year terms and are elected on a staggered basis, one class of Directors standing for election each year. Directors of each class hold office until the third annual meeting of the shareholders of the Company following their election or until their successors are elected and qualified.

    The executive officers were elected by the Board of Directors on June 1, 2000 except for individual changes since that date. All executive officers hold office at the discretion of the Company Board until the first meeting following the next annual meeting of shareholders and until their successors are chosen and qualified.

DIRECTORS AND EXECUTIVE OFFICERS

    C. RICHARD REESE is the Chairman of the Board, a position he has held since November 1995, and the Chief Executive Officer of the Company, a position he has held since 1981, and has been a Director of the Company since 1990. He is also President of the Company, a position he has held since J. Peter Pierce's resignation in June 2000 and previously held from 1981 until November 1985.
Mr. Reese is a member of the investment committee of Schooner Capital LLC ("Schooner"), a shareholder of the Company. Prior to joining Iron Mountain, Mr. Reese lectured at Harvard Business School in "Entrepreneurship" and provided consulting services to small- and medium-sized emerging enterprises. Mr. Reese has also served as the President and a Director of Professional Records and Information Services Management ("PRISM"), a trade group of approximately 530 members. He holds a Master of Business Administration degree from Harvard Business School.

    JOHN F. KENNY, JR. is an Executive Vice President and the Chief Financial Officer of the Company, positions he has held since May 1997. He has also served as a Director of the Company since March 2000. Mr. Kenny joined Iron Mountain in 1991 and held a number of operating positions before assuming the position of Vice President of Corporate Development in 1995. Prior to 1991, Mr. Kenny was a Vice President of CS First Boston Merchant Bank, New York, with responsibility for risk capital investments. Mr. Kenny has also served as a Director and the Treasurer of PRISM. He holds a Master of Business Administration degree from Harvard Business School.

    HAROLD E. EBBIGHAUSEN is an Executive Vice President of the Company and the President of Arcus Data Security, Inc., a subsidiary of the Company.
Mr. Ebbighausen has been an Executive Vice President of the Company since May 1998, and has been the President of Arcus Data Security, Inc. since July 1998. Mr. Ebbighausen was a Vice President of Data Security Services of Iron Mountain from September 1996 through June 1997. Prior to joining Iron Mountain,
Mr. Ebbighausen was Vice President of Data Management Services with INSCI Corporation, a software provider for computer output and data storage solutions to optical and CD technology. Previously, he held a number of field management positions with Anacomp, Inc., a service bureau provider in the micrographics industry.

    ROBERT G. MILLER was appointed the President of Iron Mountain Records Management, Inc., a subsidiary of the Company, on March 12, 2001 and has served as the Chief Operating Officer of Iron Mountain Records Management, Inc. since July 2000. Prior to July, 2000 Mr. Miller was an Executive Vice President of Iron Mountain Records Management, Inc., a position that he had held since December 1996. Mr. Miller joined Iron Mountain in 1988 and held various positions including District Manager from 1988 through 1991 and Regional Vice President from 1991 through 1996. Prior to 1988, Mr. Miller was employed as a District Manager at Bell & Howell Records Management Company.

    CLARKE H. BAILEY is a Director of the Company, a position he has held since January 1998. He is Co-Chairman and Director of Highgate Capital LLC, a private equity firm, and Chairman, Chief Executive Officer and a Director of ShipXact.com, Inc., a private fulfillment and distribution company. Mr. Bailey also serves as Chairman and a Director of Glenayre Technologies, Inc., a manufacturing company in the wireless communications industry. Mr. Bailey was the Chairman and Chief Executive Officer of each of Arcus Group, Inc., United Acquisition Company and Arcus Technology Services, Inc. from 1995 until their acquisition by Iron Mountain in January 1998. He is also a Director of Connectivity Technologies Inc., Swiss Army Brands, Inc. and SWWT, Inc. (formerly known as Sweetwater, Inc.). He holds a Master of Business Administration degree from The Wharton School, University of Pennsylvania.

    CONSTANTIN R. BODEN is a Director of the Company, a position he has held since December 1990. Mr. Boden is the principal of Boden Partners LLC and chairman of the advisory board of Boston Capital Ventures, a risk capital concern. For 34 years, until January 1995, Mr. Boden was employed by

The First National Bank of Boston, most recently as Executive Vice President, International Banking. He holds a Master of Business Administration degree from Harvard Business School.

    KENT P. DAUTEN is a Director of the Company, a position he has held since November 1997. He also serves as President of Keystone Capital, Inc., a management and consulting advisory service firm, a position he has held since March 1994. In February 1995, Mr. Dauten founded HIMSCORP, Inc. (d/b/a Records Masters) and served as its President until its acquisition by Iron Mountain in November 1997. Mr. Dauten currently serves as a Director of Health Management Associates, Inc., a hospital management firm. Mr. Dauten holds a Master of Business Administration degree from Harvard Business School.

    EUGENE B. DOGGETT is a Director of the Company, a position he has held since 1990. From 1987 until May 1997, Mr. Doggett was the Chief Financial Officer of Iron Mountain, and from 1990 until May 1998, Mr. Doggett was an Executive Vice President of Iron Mountain. Mr. Doggett is also a Director of Mac-Gray Corporation, a publicly held supplier of card and coin-operated laundry services in multiple housing facilities. Prior to joining Iron Mountain, he had extensive experience in commercial and investment banking, as well as financial and general management experience at senior levels. He holds a Master of Business Administration degree from Harvard Business School.

    B. THOMAS GOLISANO is a Director of the Company, a position he has held since June 1997. Mr. Golisano was Chairman of Safesite Records Management Corporation until its acquisition by Iron Mountain in June 1997. He founded Paychex Inc., a publicly held, national payroll service company, in 1971 and serves as its Chairman, President and Chief Executive Officer. Mr. Golisano serves on the Board of Trustees of Rochester Institute of Technology and on the boards of several privately held companies. He has also served on the boards of numerous non-profit organizations and is the founder of the B. Thomas Golisano Foundation.

    ARTHUR D. LITTLE is a Director of the Company, a position he has held since November 1995. Mr. Little is a principal of A & J Acquisition Company, Inc., which he founded in 1996. Prior to that, he was Managing Director of and also a partner in Narragansett Capital, Inc., a private investment firm. He holds a Bachelor of Arts degree in history from Stanford University.

    J. PETER PIERCE is a Director of the Company, a position he has held since February 2000. From February 1, 2000 until his resignation in June 2000, he was also the President of the Company. Prior to the merger with Pierce Leahy, Mr. Pierce had been the President and Chief Executive Officer of Pierce Leahy since 1995, and a Director of Pierce Leahy since the early 1970s. Mr. Pierce is the Chairman and Chief Executive Officer of Telespectrum Worldwide, Inc., a publicly held teleservices company. Mr. Pierce is also the founder and principal partner in Pioneer Capital L.P., a venture capital company. Mr. Pierce attended the University of Pennsylvania and served in the United States Marine Corps.

    HOWARD D. ROSS is a Director of the Company, a position he has held since February 2000. In 1999, Mr. Ross was involved in the formation, and is currently a partner, of LLR Equity Partners, L.P., a venture capital fund. From 1984 to October 1999, he was a partner at Arthur Andersen LLP. He is also a Director of PRWW, Ltd., a provider of clinical testing and software services primarily to the pharmaceutical industry, and of VerticalNet, Inc., a provider of e-commerce solutions to businesses in various vertical markets. Mr. Ross holds a Bachelor of Science degree in economics from The Wharton School, University of Pennsylvania, and is a certified public accountant.

    VINCENT J. RYAN is a Director of the Company, a position he has held for over ten years. Mr. Ryan is the founder of Schooner and its predecessor, Schooner Capital Corporation. Mr. Ryan has served as the Chairman and Chief Executive Officer of Schooner since 1971, and as its President from 1971 to 1985 and from 1996 to 1999. Prior to November 1995, Mr. Ryan served as Chairman of the Iron Mountain Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Securities and Exchange Commission (the "Commission"). Such executive officers, Directors and ten percent shareholders are also required by Commission rules to furnish to the Company copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended
December 31, 2000, the executive officers, Directors and ten percent shareholders of the Company complied with all Section 16(a) filing requirements applicable to such persons.

ITEM 11. EXECUTIVE COMPENSATION.

    The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other four most highly compensated executive officers of the Company measured as of December 31, 2000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                  LONG-TERM
                                                                                 COMPENSATION
                                                                                 ------------
                                                                                  NUMBER OF
                                            ANNUAL COMPENSATION                     SHARES
                                            -------------------   OTHER ANNUAL    UNDERLYING       ALL OTHER
NAME AND PRINCIPAL POSITION        YEAR      SALARY     BONUS     COMPENSATION     OPTIONS      COMPENSATION(1)
---------------------------      --------   --------   --------   ------------   ------------   ---------------
C. Richard Reese .............     2000     $428,366     (2)               0             0         $    3,400
  Chairman of the Board and        1999     $358,000   $250,000            0             0         $    3,200
  Chief Executive Officer          1998     $308,538   $190,000            0             0         $    4,000

John F. Kenny, Jr. ...........     2000     $257,019     (2)               0             0         $    3,400
  Executive Vice President and     1999     $218,300   $153,000            0        26,765         $    3,200
  Chief Financial Officer          1998     $192,788   $135,000            0             0         $    2,400

Harold E. Ebbighausen ........     2000     $210,385     (2)               0             0         $    3,199
  President of Arcus Data          1999     $193,300   $ 80,000            0        35,690         $    3,200
  Security, Inc.                   1998     $148,269   $110,000            0             0         $    2,400

Robert G. Miller .............     2000     $209,423     (2)         $74,897        38,663         $    3,051
  President and Chief              1999     $153,500   $ 61,400            0        11,150         $    2,983
  Operating Officer of Iron        1998     $137,846   $ 27,570            0             0         $    3,446
  Mountain Records Management,
  Inc.

J. Peter Pierce(3) ...........     2000     $137,500         --            0         5,740         $1,291,763(4)
  President                        1999           --         --           --            --                 --
                                   1998           --         --           --            --                 --

------------------------

(1) Reflects the Company's matching contribution to The Iron Mountain Companies 401(k) Plan and The Iron Mountain Profit Sharing/401(k) Plan for each individual. Amounts shown for 2000 are estimated maximum contributions; the final contributions have not yet been calculated.

(2) The Compensation Committee has not yet met with respect to year 2000 bonuses and accordingly those amounts have not yet been determined.

(3) Mr. Pierce, who became an employee and President of the Company following the merger of Iron Mountain and Pierce Leahy in February 2000, resigned from that office effective June 30, 2000, and is no longer an executive officer of the Company.

(4) Includes the estimated 401(k) contribution of $2,180 and the severance payment of $1,289,583 based on Mr. Pierce's employment agreement.

    The following table sets forth certain information concerning the grant of options to purchase Company common stock to the Named Executive Officers during the year ended December 31, 2000.

                             OPTION GRANTS IN 2000

                                                                                         POTENTIAL REALIZABLE VALUE
                                                                                           AT ASSUMED ANNUAL RATES
                                 NUMBER OF    PERCENT OF TOTAL                                 OF STOCK PRICE
                                 SECURITIES       OPTIONS                                  APPRECIATION FOR OPTION
                                 UNDERLYING      GRANTED TO      EXERCISE                          TERM(1)
                                  OPTIONS       EMPLOYEES IN      PRICE     EXPIRATION   ---------------------------
NAME AND PRINCIPAL POSITION       GRANTED     FISCAL YEAR 2000    ($/SH)       DATE           5%            10%
---------------------------      ----------   ----------------   --------   ----------   ------------   ------------
Robert G. Miller ..............    23,682           4.23%        $33.781     4/24/2010    $1,303,126     $2,075,017
  President and Chief Operating    14,981           2.67%        $33.375    11/15/2010    $  814,427     $1,296,845
  Officer of Iron Mountain
  Records Management, Inc.

J. Peter Pierce(2) ............     5,740           1.02%        $33.875      7/2/2010    $  316,727     $  504,334
  President

--------------------------

(1) Potential Realizable Value is based on the assumed growth rates for an assumed ten-year option term. Five percent annual growth results in a Common Stock price per share of $55.026, $54.364 and $55.179, and ten percent annual growth results in a Common Stock price per share of $87.620, $86.566 and $87.863, respectively, for such term. The actual value, if any, an executive may realize will depend on the excess of the market price of the Common Stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the amounts reflected in this table.

(2) Mr. Pierce, who became President of the Company following the merger of Iron Mountain and Pierce Leahy, resigned from that office effective June 30, 2000, and is no longer an executive officer of the Company.

    The following table sets forth certain information with respect to stock options during the year ended December 31, 2000 exercised by, and the unexercised options to purchase common stock held by, the Named Executive Officers.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION VALUES

                                                             NUMBER OF UNEXERCISED      VALUE OF UNEXERCISED IN-THE-
                                                                  OPTIONS AT                  MONEY-OPTIONS AT
                                                             DECEMBER 31, 2000(1)            DECEMBER 31, 2000
                             SHARES ACQUIRED    VALUE     ---------------------------   ----------------------------
NAME AND PRINCIPAL POSITION    ON EXERCISE     REALIZED   EXERCISABLE   UNEXERCISABLE   EXERCISABLE    UNEXERCISABLE
---------------------------  ---------------   --------   -----------   -------------   ------------   -------------
John F. Kenny, Jr .........         0             0         214,213         96,932       $4,715,378      $1,381,993
  Executive Vice President,
  Chief Financial Officer

Harold E. Ebbighausen .....         0             0          33,259         39,216       $  446,287      $  261,575
  President of Arcus Data
  Security Inc.

Robert G. Miller ..........         0             0          39,736         54,624       $1,046,893      $  338,227
  President and Chief
  Operating Officer of Iron
  Mountain Records
  Management, Inc.

J. Peter Pierce(2) ........         0             0             478          5,262       $    1,404      $   15,457
  President

--------------------------

(1) Based on a year-end value of $36.8125 per share, less the exercise price.

(2) Mr. Pierce, who became President of the Company following the merger of Iron Mountain and Pierce Leahy, resigned from that office effective June 30, 2000, and is no longer an executive officer of the Company.

DIRECTOR COMPENSATION

    Directors who are employees of the Company do not receive additional compensation for serving as Directors. Each Director who is not an employee of the Company receives an annual retainer fee of $12,000 as compensation for his or her services as a member of the Company Board and $500 for attendance at committee meetings ($1,000 per meeting for the Chairman of the committee). In addition, the Company has a program by which it grants its nonemployee Directors options to purchase $200,000 of the Company's Common Stock every three years. Each option is granted under the Iron Mountain Incorporated 1995 Stock Incentive Plan or the Iron Mountain Incorporated 1997 Stock Option Plan (the "Stock Incentive Plan" and the "Stock Option Plan," respectively), has an exercise price equal to fair market value (as defined in the Stock Incentive Plan or the Stock Option Plan, as applicable) on the date of grant, vests in equal amounts over a period of three years and has a ten year term. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Company Board or committees thereof, and for other expenses incurred in their capacities as Directors.

    The Company paid a total of $96,000 in cash for Directors fees in respect of services for 2000.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
  ARRANGEMENT

    The Stock Incentive Plan provides for acceleration of the vesting of options and stock appreciation rights ("SARs") if the Company or any wholly owned subsidiary of the Company is a party to a merger or consolidation (whether or not the Company is the surviving corporation) in any transaction or series of related transactions and there is a "Limited Change of Control" of the Company. A Limited Change of Control occurs if after the merger or consolidation
(a) individuals who immediately prior to the merger or consolidation served as members of the Company Board no longer constitute a majority of the Company Board or the board of directors of the surviving corporation and (b) the voting securities of the Company outstanding immediately prior to the merger or consolidation do not represent (either by remaining outstanding or upon conversion into securities of the surviving corporation) more than 50% of the voting power of the securities of the Company or the surviving corporation immediately after the merger or consolidation.

    As part of the merger with Pierce Leahy, Iron Mountain entered into a four year employment agreement with J. Peter Pierce. Under the agreement, Mr. Pierce was to serve as the Company's President. In connection with Mr. Pierce's resignation as President, Iron Mountain and Mr. Pierce amended the employment agreement and, in lieu of the payments and benefits provided for in the employment agreement, Mr. Pierce received severance pay at the annual rate of $325,000 through December 31, 2000 and a payment of $1,127,083. All payments owed to Mr. Pierce pursuant to the employment agreement, as amended, have been paid in full. Mr. Pierce is subject to customary confidentiality and noncompetition agreements as part of the employment agreement.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Compensation Committee of the Company Board consists of Mr. Little, who is the Chairman, and Messrs. Boden, Ryan and Bailey. Mr. Ryan is the Chairman of the Board and principal shareholder of Schooner Capital Trust. See "Item 13. Certain Relationships and Related Transactions."

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table sets forth certain information known to us with respect to beneficial ownership of Common Stock by (i) each Director, (ii) the Named Executive Officers, (iii) all Directors and Named Executive Officers of the Company as a group and (iv) each shareholder known by us to be the beneficial owner of more than five percent of the Common Stock. Such information is presented as of March 1, 2001, except as otherwise indicated.

                                                                  AMOUNT OF BENEFICIAL
                                                                      OWNERSHIP(1)
                                                              -----------------------------
NAME                                                            SHARES        PERCENT OWNED
----                                                          ----------      -------------
DIRECTORS AND EXECUTIVE OFFICERS
C. Richard Reese(2).........................................   1,689,458            3.0%
John F. Kenny, Jr.(3).......................................     238,670              *
Harold E. Ebbighausen(4)....................................      34,386              *
Robert G. Miller(5).........................................      51,514              *
Clarke H. Bailey(6).........................................      60,371              *
Constantin R. Boden(7)......................................      37,220              *
Kent P. Dauten(8)...........................................   1,265,127            2.3%
Eugene B. Doggett(9)........................................      18,400              *
B. Thomas Golisano(10)......................................   1,243,440            2.2%
J. Peter Pierce(11).........................................   5,805,611           10.5%
Arthur D. Little(12)........................................      44,665              *
Howard D. Ross(13)..........................................       2,200              *
Vincent J. Ryan(14).........................................   5,102,025            9.2%
All Directors and executive officers as a group (13
  persons)(15)..............................................  14,718,838           26.5%

FIVE PERCENT SHAREHOLDERS
Thomas W. Smith(16).........................................   3,858,673            7.0%
Thomas N. Tryforos(17)......................................   3,105,391            5.6%
T. Rowe Price Associates, Inc.(18)..........................   3,924,220            7.1%

------------------------

  * Less than 1%

 (1) Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

 (2) Mr. Reese is a Director, Chairman of the Board, Chief Executive Officer and President of the Company. Includes 25,164 shares of Common Stock held in trusts for the benefit of Mr. Reese's children, as to which Mr. Reese disclaims beneficial ownership. Also includes 874,249 shares of Common Stock as to which Mr. Reese shares beneficial ownership with Schooner Capital LLC ("Schooner") as a result of a 1988 deferred compensation arrangement, as amended, between Schooner and Mr. Reese relating to Mr. Reese's former services as President of the predecessor corporation to Schooner. Pursuant to such arrangement, upon the earlier to occur of
     (i) Schooner's sale or exchange of substantially all of the shares of Common Stock held by Schooner or (ii) the cessation of Mr. Reese's employment with the Company, Schooner is required to transfer such shares of Common Stock to Mr. Reese or remit to Mr. Reese cash in an amount equal to the then current fair market value of such shares of Common Stock. Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese.

 (3) Mr. Kenny is the Executive Vice President, Chief Financial Officer and a Director of the Company. Includes 226,427 shares that Mr. Kenny has the right to acquire pursuant to currently exercisable options.

 (4) Mr. Ebbighausen is the President of Arcus Data Security, Inc. Includes 33,260 shares that Mr. Ebbighausen has the right to acquire pursuant to currently exercisable options.

 (5) Mr. Miller is the President and Chief Operating Officer of the Iron Mountain Records Management, Inc. All 51,514 shares are shares that Mr. Miller has the right to acquire pursuant to currently exercisable options.

 (6) Mr. Bailey is a Director of the Company. Includes 5,900 shares that Mr. Bailey has the right to acquire pursuant to currently exercisable options.

 (7) Mr. Boden is a Director of the Company. Includes 5,900 shares that Mr. Boden has the right to acquire pursuant to currently exercisable options.

 (8) Mr. Dauten is a Director of the Company. Includes 5,900 shares that Mr. Dauten has the right to acquire pursuant to currently exercisable options.

 (9) Mr. Doggett is a Director of the Company. Includes 5,900 shares that Mr. Doggett has the right to acquire pursuant to currently exercisable options.

(10) Mr. Golisano is a Director of the Company. Includes 11,327 shares that Mr. Golisano has the right to acquire pursuant to currently exercisable options.

(11) The information is presented as of December 31, 2000, and is based on a
     Schedule 13G filed with the Commission on February 14, 2001. Mr. Pierce is a Director of the Company. Includes 1,435 shares that Mr. Pierce has the right to acquire pursuant to currently exercisable options. Also includes 5,786,026 shares held in a voting trust pursuant to a Voting Trust Agreement dated June 24, 1997 (as amended or restated from time to time, the "Voting Trust"). Mr. Pierce, as sole trustee of the Voting Trust holds the power to vote the shares held in the Voting Trust. The beneficial owners of the interests in the Voting Trust have the right to dispose of the shares to which they have beneficial interests. In addition to the 928,401 shares owned directly by Mr. Pierce that are held in the Voting Trust, Mr. Pierce directly owns 18,150 shares that are not subject to the Voting Trust. Mr. Pierce's address is 209 West Lancaster Avenue, Suite 101, Paoli, Pennsylvania 19301.

(12) Mr. Little is a Director of the Company. Includes 37,500 shares held by The Little Family Trust, as to which Mr. Little disclaims beneficial ownership, as well as 5,900 shares that Mr. Little has the right to acquire pursuant to currently exercisable options.

(13) Mr. Ross is a Director of the Company. All 2,200 shares are shares that Mr. Ross has the right to acquire pursuant to currently exercisable options.

(14) Mr. Ryan is a Director of the Company. Includes 5,900 shares that Mr. Ryan has the right to acquire pursuant to currently exercisable options. Also includes (i) 2,736,076 shares of Common Stock held by Schooner, as to which Mr. Ryan has sole voting power and investment power as the Chairman of the Board of Schooner and the principal stockholder of Schooner Capital Trust, the sole member of Schooner; (ii) 6,000 shares held in a trust for the benefit of Mr. Ryan's heirs, as to which Mr. Ryan disclaims beneficial ownership except to the extent of his pecuniary interest therein; and
     (iii) 55,500 shares held by The Schooner Foundation as to which Mr. Ryan disclaims beneficial ownership. Mr. Ryan's address is c/o Schooner Capital LLC, 745 Atlantic Avenue, Boston, Massachusetts 02111.

(15) Includes 361,563 shares that Directors and executive officers have the right to acquire pursuant to currently exercisable options.

(16) This information is presented as of December 31, 2000, and is based solely on a Schedule 13G filed with the Commission on February 14, 2001.
     Mr. Smith has sole voting and dispositive power over 777,033 shares and has shared voting and dispositive power over 3,081,640 shares with Mr. Tryforos. The address of Mr. Smith is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(17) This information is presented as of December 31, 2000, and is based solely on a Schedule 13G filed with the Commission on February 14, 2001.
     Mr. Tryforos has sole voting and dispositive power over 23,751 shares and has shared voting and dispositive power over 3,081,640 shares with Mr. Smith. The address of Mr. Tryforos is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(18) This information is presented as of December 31, 2000, and is based solely on a Schedule 13G filed with the Commission on February 8, 2001. These securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as independent advisor with power to direct investments and/or sole power to vote the securities. Price Associates has sole voting power over 781,500 shares and sole dispositive power over 3,924,220 shares, but disclaims beneficial ownership as to all of these shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

REAL ESTATE TRANSACTIONS

    Schooner leases space from the Company at the Company's corporate headquarters. Vincent J. Ryan, a Director of the Company, is the Chairman and Chief Executive Officer of Schooner. Such lease is a tenancy-at-will and may be terminated by either the Company or by Schooner at any time. As consideration for such lease, Schooner pays rent to the Company based on its pro rata share of all expenses related to the use and occupancy of the premises. The rent paid by Schooner to the Company under such lease was approximately $96,000 in the year ended December 31, 2000, and Schooner currently pays annual rent of approximately $101,000. The Company believes that the terms of this lease are no less favorable to it than would have been negotiated with an unrelated third party.

    The Company leases from three separate limited partnerships certain of its facilities in Suffield, Connecticut, Orlando, Florida and Charlotte, North Carolina. J. Peter Pierce, a Director of the Company, is the general partner of the limited partnerships and members of the Pierce family and their affiliates own substantial limited partnership interests in each of the limited partnerships. The leases for the Suffield, Orlando and Charlotte facilities terminate on December 31, 2005, October 31, 2004 and August 31, 2001, respectively. Each of such leases contains two five-year renewal options. The aggregate rental payment by the Company for such properties during 2000 was $1,684,000. The Company believes that the terms of these leases are no less favorable to the Company than would have been negotiated with unrelated third parties.

OTHER TRANSACTIONS

    The Company paid compensation of approximately $212,000 for the year ended December 31, 2000 to Mr. T. Anthony Ryan. Mr. Ryan is Vice President, Real Estate, of the Company and is the brother of Vincent J. Ryan, a Director of the Company. The Company believes that the terms of Mr. Ryan's employment are no less favorable to it than would be negotiable with an unrelated third party.

    The Company provided an annual pension in the amount of $96,000 to Leo W. Pierce, Sr. for the year ended December 31, 2000. Mr. Pierce formerly served as Chairman Emeritus of the Company and is the father of J. Peter Pierce, a Director of the Company. The Company will continue to provide a pension to Mr. Pierce, or his spouse, if she survives him, in 2001.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

    (a) (1) and (2) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES FILED AS PART OF THIS REPORT:

A. IRON MOUNTAIN INCORPORATED

                                                                PAGE
                                                              --------
Report of Independent Public Accountants....................     37
Consolidated Balance Sheets, December 31, 1999 and 2000.....     38
Consolidated Statements of Operations, Years ended December
  31, 1998, 1999 and 2000...................................     39
Consolidated Statements of Shareholders' Equity and
  Comprehensive Loss, Years ended December 31, 1998, 1999
  and 2000..................................................     40
Consolidated Statements of Cash Flows, Years ended December
  31, 1998, 1999 and 2000...................................     41
Notes to Consolidated Financial Statements..................     42

B. IRON MOUNTAIN EUROPE LIMITED

Report of the Independent Auditors..........................     73

C. FINANCIAL STATEMENT SCHEDULE:

Report of Independent Public Accountants....................     74
Schedule II--Valuation and Qualifying Accounts..............     75

(a)(3) EXHIBITS FILED AS PART OF THIS REPORT:

    As listed in the Exhibit Index following the signature page hereof.

(b) REPORTS ON FORM 8-K:

    On November 14, 2000, the Company filed a Current Report on Form 8-K under
Item 7 to update previously filed pro forma information with the Company's results of operations for the nine months ended September 30, 2000.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

    We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Pennsylvania corporation) and its subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of Iron Mountain Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Iron Mountain Europe Limited as of October 31, 1999 and 2000, which statements reflect total assets and total revenues of 12 percent and 6 percent in 1999, and 6 percent and 5 percent in 2000, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

    In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 23, 2001

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 1999         2000
                                                              ----------   ----------
                           ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    3,830   $    6,200
  Accounts receivable (less allowances of $5,740 and $15,989
    as of 1999 and 2000, respectively)......................     104,074      176,442
  Deferred income taxes.....................................      12,475       30,990
  Prepaid expenses and other................................      23,285       23,036
                                                              ----------   ----------
    Total Current Assets....................................     143,664      236,668
Property, Plant and Equipment:
  Property, plant and equipment.............................     497,369      984,939
  Less--Accumulated depreciation............................     (93,630)    (152,545)
                                                              ----------   ----------
    Net Property, Plant and Equipment.......................     403,739      832,394
Other Assets, net:
  Goodwill..................................................     729,213    1,525,630
  Customer acquisition costs................................      16,742       27,692
  Deferred financing costs..................................      16,549       14,534
  Other.....................................................       7,305       22,178
                                                              ----------   ----------
    Total Other Assets, net.................................     769,809    1,590,034
                                                              ----------   ----------
    Total Assets............................................  $1,317,212   $2,659,096
                                                              ==========   ==========

            LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $    9,890   $   40,789
  Accounts payable..........................................      25,770       42,531
  Accrued expenses..........................................      68,519      153,291
  Deferred income...........................................      32,981       53,884
  Other current liabilities.................................      13,188       23,558
                                                              ----------   ----------
    Total Current Liabilities...............................     150,348      314,053
Long-term Debt, net of current portion......................     603,057    1,314,342
Other Long-term Liabilities.................................       5,749        7,920
Deferred Rent...............................................      10,819       16,346
Deferred Income Taxes.......................................      16,207       38,948
Commitments and Contingencies (see Note 13)
Minority Interest...........................................      42,278       43,029
Shareholders' Equity:
  Common stock..............................................         369          553
  Additional paid-in capital................................     560,620      990,854
  Accumulated deficit.......................................     (31,558)     (59,383)
  Accumulated other comprehensive items.....................      (1,193)      (7,566)
  Treasury stock............................................     (39,484)          --
                                                              ----------   ----------
    Total Shareholders' Equity..............................     488,754      924,458
                                                              ----------   ----------
    Total Liabilities and Shareholders' Equity..............  $1,317,212   $2,659,096
                                                              ==========   ==========

    The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Revenues:
  Storage...................................................  $230,702   $317,387   $585,664
  Service and storage material sales........................   153,259    202,162    400,707
                                                              --------   --------   --------
    Total Revenues..........................................   383,961    519,549    986,371
Operating Expenses:
  Cost of sales (excluding depreciation)....................   192,113    260,930    482,771
  Selling, general and administrative.......................    95,867    128,948    246,559
  Depreciation and amortization.............................    48,301     65,422    126,810
  Stock option compensation expense.........................        --         --     15,110
  Merger-related expenses...................................        --         --      9,133
                                                              --------   --------   --------
    Total Operating Expenses................................   336,281    455,300    880,383

Operating Income............................................    47,680     64,249    105,988
Interest Expense............................................    45,673     54,425    117,975
Other Income (Expense), net.................................     1,384         17     (6,045)
                                                              --------   --------   --------
  Income (Loss) from Continuing Operations Before Provision
    for Income Taxes and Minority Interest..................     3,391      9,841    (18,032)
Provision for Income Taxes..................................     6,558     10,579      9,125
Minority Interest in Earnings (Losses) of Subsidiaries......        --        322     (2,224)
                                                              --------   --------   --------
  Loss from Continuing Operations before Extraordinary
    Item....................................................    (3,167)    (1,060)   (24,933)
Income from Discontinued Operations.........................       201        241         --
Loss on Sale of Discontinued Operations.....................        --    (13,400)        --
Extraordinary Charge from Early Extinguishment of Debt (net
  of Tax Benefit of $1,928).................................        --         --     (2,892)
                                                              --------   --------   --------
    Net Loss................................................  $ (2,966)  $(14,219)  $(27,825)
                                                              ========   ========   ========
Net Loss per Share--Basic and Diluted:
  Loss from Continuing Operations...........................  $  (0.12)  $  (0.03)  $  (0.47)
  Discontinued Operations...................................      0.01      (0.40)        --
  Extraordinary Charge from Early Extinguishment of Debt....        --         --      (0.05)
                                                              --------   --------   --------
    Net Loss per Share--Basic and Diluted...................  $  (0.11)  $  (0.43)  $  (0.52)
                                                              ========   ========   ========
Weighted Average Common Shares Outstanding--Basic and
  Diluted...................................................    27,470     33,345     53,125
                                                              ========   ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                        COMMON STOCK                                     ACCUMULATED
                                           VOTING           ADDITIONAL                      OTHER                       TOTAL
                                    ---------------------    PAID-IN     ACCUMULATED    COMPREHENSIVE    TREASURY   SHAREHOLDERS'
                                      SHARES      AMOUNT     CAPITAL       DEFICIT          ITEMS         STOCK        EQUITY
                                    ----------   --------   ----------   ------------   --------------   --------   -------------
BALANCE, DECEMBER 31, 1997........  20,180,177     $202      $151,904      $(14,373)       $    --       $    --      $137,733
Shares and options issued in
  connection with acquisitions,
  net of issuance costs...........   2,645,913       26        66,888            --             --            --        66,914
Issuance of shares in secondary
  Public offering, net of issuance
  costs...........................   6,037,500       60       131,961            --             --            --       132,021
Exercise of stock options,
  including tax benefit...........     566,615        6         5,174            --             --            --         5,180
Net loss..........................          --       --            --        (2,966)            --            --        (2,966)
                                    ----------     ----      --------      --------        -------       -------      --------
BALANCE, DECEMBER 31, 1998........  29,430,205      294       355,927       (17,339)            --            --       338,882
Shares and options issued in
  connection with acquisitions,
  net of issuance costs...........   1,476,577       15        45,745            --             --            --        45,760
Issuance of shares in secondary
  Public offering, net of issuance
  costs...........................   5,750,000       57       152,486            --             --            --       152,543
Issuance of shares under Employee
  Stock Purchase Plan and Option
  Plans, including tax benefit....     286,830        3         6,179            --             --            --         6,182
Acceleration of options in
  connection with sale of
  business........................          --       --           283            --             --            --           283
Currency translation adjustment...          --       --            --            --         (1,193)           --        (1,193)
Purchase of treasury shares.......          --       --            --            --             --       (39,484)      (39,484)
Net loss..........................          --       --            --       (14,219)            --            --       (14,219)
                                    ----------     ----      --------      --------        -------       -------      --------
BALANCE, DECEMBER 31, 1999........  36,943,612      369       560,620       (31,558)        (1,193)      (39,484)      488,754
Shares and options issued in
  connection with acquisitions,
  net of issuance costs...........  18,783,813      188       444,801            --             --            --       444,989
Issuance of shares under Employee
  Stock Purchase Plan and Option
  Plans, including tax benefit....   1,029,050       11         9,792            --             --            --         9,803
Stock option compensation
  expense.........................          --       --        15,110            --             --            --        15,110
Currency translation adjustment...          --       --            --            --         (6,373)           --        (6,373)
Retirement of treasury stock......  (1,476,577)     (15)      (39,469)           --             --        39,484            --
Net loss..........................          --       --            --       (27,825)            --            --       (27,825)
                                    ----------     ----      --------      --------        -------       -------      --------
BALANCE, DECEMBER 31, 2000........  55,279,898     $553      $990,854      $(59,383)       $(7,566)      $    --      $924,458
                                    ==========     ====      ========      ========        =======       =======      ========

                                                                   1998          1999         2000
                                                                   ----          ----         ----
COMPREHENSIVE LOSS:
Net loss....................................................     $(2,966)      $(14,219)    $(27,825)
Foreign currency translation adjustment.....................          --        (1,193)       (6,373)
                                                                 -------       --------     --------
Comprehensive loss..........................................     $(2,966)      $(15,412)    $(34,198)
                                                                 =======       ========     ========

    The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                1998       1999       2000
                                                              --------   --------   --------
Cash Flows from Operating Activities:
  Net loss..................................................  $ (2,966)  $(14,219)  $(27,825)
Adjustments to reconcile net loss to loss from continuing
  operations before extraordinary item:
  Income from discontinued operations.......................      (201)      (241)        --
  Loss on sale of discontinued operations...................        --     13,400         --
  Extraordinary charge from early extinguishment of debt....        --         --      2,892
                                                              --------   --------   --------
Loss from Continuing Operations before Extraordinary Item...    (3,167)    (1,060)   (24,933)
Adjustments to reconcile loss from continuing operations
  before extraordinary item to cash flows provided by
  operating activities of continuing operations:
  Minority interest.........................................        --        322     (2,224)
  Depreciation and amortization.............................    48,301     65,422    126,810
  Amortization of deferred financing costs and bond
    discount................................................     1,801      1,981      2,595
  Provision for doubtful accounts...........................     1,730      2,733      9,714
  Stock option compensation expense.........................        --         --     15,110
  Foreign currency (gain) loss and other, net...............       316        238      4,737
Changes in Assets and Liabilities (exclusive of
  acquisitions):
  Accounts receivable.......................................   (12,924)   (22,996)   (15,881)
  Prepaid expenses and other current assets.................     4,410     (9,691)    19,332
  Deferred income taxes.....................................     9,058      8,989      8,350
  Other assets..............................................        13        663        474
  Accounts payable..........................................     5,282      2,009       (553)
  Accrued expenses and other current liabilities............      (127)     6,306      8,779
  Deferred rent.............................................     1,414      1,203      5,527
  Deferred income...........................................     7,369      3,331        686
  Other long-term liabilities...............................     3,587     (3,176)      (919)
                                                              --------   --------   --------
Cash Flows Provided by Operating Activities of Continuing
  Operations................................................    67,063     56,274    157,604
Cash Flows Provided by (Used in) Operating Activities of
  Discontinued Operations...................................        67       (836)        --
                                                              --------   --------   --------
  Cash Flows Provided by Operating Activities...............    67,130     55,438    157,604
Cash Flows from Investing Activities:
  Cash paid for acquisitions, net of cash acquired..........  (189,729)  (212,160)  (140,940)
  Capital expenditures......................................   (55,927)   (98,657)  (168,706)
  Investment in convertible preferred stock.................        --         --     (6,524)
  Additions to customer acquisition costs...................    (3,024)    (8,122)   (12,779)
  Proceeds from sale of property and equipment..............        --         --      1,320
                                                              --------   --------   --------
Cash Flows Used in Investing Activities of Continuing
  Operations................................................  (248,680)  (318,939)  (327,629)
Cash Flows Provided by (Used in) Investing Activities of
  Discontinued Operations...................................      (527)     7,814         --
                                                              --------   --------   --------
  Cash Flows Used in Investing Activities...................  (249,207)  (311,125)  (327,629)
Cash Flows from Financing Activities:
  Repayment of debt.........................................  (171,080)  (249,654)  (596,744)
  Proceeds from borrowings..................................   194,811    235,141    404,993
  Proceeds from term loans..................................        --         --    350,000
  Debt financing and equity contribution from minority
    shareholder.............................................        --     11,636     11,430
  Net proceeds from sale of senior subordinated notes.......        --    149,460         --
  Proceeds from secondary equity offering, net of
    underwriting discount...................................   132,905    153,755         --
  Repurchase of common stock................................        --    (39,484)        --
  Exercise of stock options.................................     4,482      3,589      8,180
  Financing and stock issuance costs........................    (1,836)    (6,590)    (5,449)
                                                              --------   --------   --------
  Cash Flows Provided by Financing Activities...............   159,282    257,853    172,410
Effect of exchange rates on cash and cash equivalents.......        --        (51)       (15)
                                                              --------   --------   --------
Increase (Decrease) in Cash and Cash Equivalents............   (22,795)     2,115      2,370
Cash and Cash Equivalents, Beginning of Year................    24,510      1,715      3,830
                                                              --------   --------   --------
Cash and Cash Equivalents, End of Year......................  $  1,715   $  3,830   $  6,200
                                                              ========   ========   ========
Supplemental Information:
Cash Paid for Interest......................................  $ 42,407   $ 46,555   $ 98,114
                                                              ========   ========   ========
Cash Paid for Income Taxes..................................  $  1,700   $  1,916   $  2,891
                                                              ========   ========   ========

    The accompanying notes are an integral part of these consolidated financial statements.

                           IRON MOUNTAIN INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

1. NATURE OF BUSINESS

    The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Pennsylvania corporation, and its subsidiaries (collectively "Iron Mountain" or the "Company"). Iron Mountain is an international full-service provider of records and information management and related services for all media in various locations throughout the United States, Canada, Europe, Mexico and South America to Fortune 500 companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.

    On February 1, 2000, the Company completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at $1.0 billion. The acquisition was structured as a reverse merger with Pierce Leahy being the surviving legal entity and immediately changing its name to Iron Mountain Incorporated. Immediately after the merger the former stockholders of Iron Mountain owned approximately 65% of the Company's common stock. Because of this share ownership, Iron Mountain is considered the acquiring entity for accounting purposes. This transaction has been accounted for under the purchase method of accounting.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a.  Principles of Consolidation

        The accompanying financial statements reflect the financial position and results of operations of Iron Mountain on a consolidated basis. All significant intercompany account balances have been eliminated.

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

    c.  Cash and Cash Equivalents

        The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities which have original maturities of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

    d.  Foreign Currency Translation

        Local currencies are considered the functional currencies for most of the Company's operations outside the United States. All assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year, in accordance with Statement of Financial Accounting Standards ("SFAS")
    No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the "Accumulated Other Comprehensive Items" component of stockholders' equity. The gain or loss on foreign currency transactions, including those related to U.S. dollar denominated 8 1/8% Senior Notes of the Company's Canadian subsidiary and those related to the British pound sterling denominated

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) intercompany obligation of the Company's 50.1% owned British subsidiary to the Company are included in Other Income (Expense), net, on the Company's Consolidated Statements of Operations.

    e.  Derivative Instruments and Hedging Activities

        On December 31, 1998, the Company had a receivable denominated in British pounds sterling from, and a payable in U.S. dollars to, a bank as a result of exercising a foreign exchange agreement on December 30, 1998. Included in Other Income (Expense), net, for the year ended December 31, 1998 is a $316 loss on the remeasurement of the receivable based on the applicable exchange rate on December 31, 1998. The British pounds sterling were being acquired to finance the acquisition of Iron Mountain Europe Limited ("IM Europe") on January 4, 1999. As of December 31, 2000, the Company did not have any such foreign exchange agreement.

        In June 1998, the Financial Accounting Standards Board issued SFAS
    No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), as amended by SFAS 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities and is effective for all fiscal years beginning after June 15, 2000, as amended by SFAS 137, "Accounting for Derivative Instruments and Hedging Activities." The Company has adopted SFAS 133 prospectively beginning January 1, 2001.

        SFAS 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. SFAS 133 requires that as of the date of initial adoption, the difference between the fair value of the derivative instruments recorded on the balance sheet and the previous carrying amount of those derivatives be reported in net income or other comprehensive income, as appropriate.

        Periodically, the Company acquires derivative instruments that are intended to hedge either cash flows or values which are subject to exchange or other market price risk, and not for trading purposes. On December 20, 2000, the Company entered into an interest rate swap contract to hedge the risk of changes in specifically identified cash flows attributable to changes in market interest rates. The derivative instrument is a variable-for-fixed swap of interest payments payable on the last two principal payments, $48,000 on November 30, 2005 and $51,500 on February 28, 2006, of the Company's Tranche B term loan. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three month LIBOR rates. The fair value of the swap as of December 31, 2000 was a liability of $214. On January 1, 2001, the Company adopted the provisions of SFAS No. 133 resulting in the recognition of a derivative liability and a corresponding transition adjustment charge to other comprehensive items of approximately $214.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    f.  Property, Plant and Equipment

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

    Property, plant and equipment consist of the following:

                                                             DECEMBER 31,
                                                          -------------------
                                                            1999       2000
                                                          --------   --------
Land and buildings......................................  $158,648   $331,921
Leasehold improvements..................................    35,011     62,381
Racking.................................................   180,876    364,337
Warehouse equipment/vehicles............................    28,954     45,532
Furniture and fixtures..................................    11,886     22,574
Computer hardware and software..........................    60,998     96,408
Construction in progress................................    20,996     61,786
                                                          --------   --------
                                                          $497,369   $984,939
                                                          ========   ========

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        The Company develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the development of internal-use computer software projects (to the extent of the time spent directly on the project) are capitalized and amortized over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the application will be used to perform the function intended. Amortization begins when the software is placed in service.

        Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. This accounting pronouncement

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) resulted in certain costs being expensed starting in 1999 that would have been capitalized under the previous policy.

    g.  Goodwill

        Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. Goodwill is amortized using the straight-line method from the date of acquisition over the expected period to be benefited, currently estimated at 25 to 30 years. The Company assesses the recoverability of goodwill, as well as other long-lived assets, when there is an indication of possible impairment, based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accumulated amortization of goodwill was $76,865 and $128,662 as of December 31, 1999 and 2000, respectively.

    h.  Customer Acquisition Costs

        Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for an appropriate period not to exceed 12 years. If the customer terminates its relationship with the Company, the unamortized cost is charged to expense. However, in the event of such termination, the Company collects, and records as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. As of December 31, 1999 and 2000, accumulated amortization of those costs were $4,004 and $5,975, respectively.

    i.  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 1999 and 2000, accumulated amortization of those costs was $5,517 and $5,592, respectively.

    j.  Investment in Preferred Stock

        In May 2000, the Company made a $6.5 million investment in the convertible preferred stock of a certain technology development company. The investment has been recorded at cost and is included in other assets in the accompanying consolidated balance sheet.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    k.  Accrued Expenses

    Accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                           -------------------
                                                             1999       2000
                                                           --------   --------
Interest.................................................  $15,950    $ 33,657
Payroll and vacation.....................................   10,149      25,492
Restructuring costs......................................    9,340      28,514
Incentive compensation...................................    6,492      11,701
Other....................................................   26,588      53,927
                                                           -------    --------
                                                           $68,519    $153,291
                                                           =======    ========

    l.  Revenues

        The Company's revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis). In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities, the sale of storage materials and courier operations. In certain circumstances, storage material sales are recorded net of product costs when the Company functions as a sales representative of the product manufacturer and does not receive or take title to the products. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

        Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers where storage fees are billed in advance are accounted for as deferred income and amortized over the applicable period.

    m. Deferred Rent

        The Company has entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, the Company has assumed various above market leases in connection with certain of its acquisitions. The discounted present value of these lease obligations in excess of market rate at the date of the acquisition was recorded as a deferred rent liability and is being amortized over the remaining lives of the respective leases.

    n.  Stock-Based Compensation

        Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis.

        During the second and third quarters of 2000, the Company entered into separation agreements with certain executives. The separation agreements for these executives included the acceleration of vesting and extension of the exercise period of previously granted stock options, which resulted in a non-cash charge of $15.1 million. In accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," compensation is equal to the intrinsic value at the date of measurement, and recorded in the statement of operations as stock option compensation expense.

    o.  Merger-Related Expenses

        Merger-Related Expenses as presented in the accompanying consolidated financial statements relate primarily to non-capitalizable expenses directly related to the merger of the Company and Pierce Leahy and consist primarily of severance and pay-to-stay payments, cost of exiting certain facilities, system conversion costs and other transaction-related costs.

    p.  Reclassifications

        Certain reclassifications have been made to the 1998 and 1999 financial consolidated statements to conform to the 2000 presentation.

3. COMMON STOCK SPLIT

    On June 30, 1998, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's common stock. Such additional shares of common stock were issued on July 31, 1998 to all shareholders of record as of the close of business on July 17, 1998. All issued and outstanding share and per share amounts in the accompanying consolidated financial statements and Notes thereto have been restated to reflect the stock split.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. DEBT

    Long-term debt consists of the following:

                                                                  DECEMBER 31,
                                                              ---------------------
                                                                1999        2000
                                                              --------   ----------
Revolving Credit Facility due 2005..........................  $  5,000   $    4,000
Tranche A Term Loan due 2005................................        --      150,000
Tranche B Term Loan due 2006................................        --      199,750
11 1/8% Senior Subordinated Notes due 2006 (the "11 1/8%
  notes")...................................................        --      131,517
10 1/8% Senior Subordinated Notes due 2006 (the "10 1/8%
  notes")...................................................   165,000      165,000
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8%
  notes")...................................................        --      114,216
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4%
  notes")...................................................   249,606      249,646
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4%
  notes")...................................................   149,490      149,535
8 1/8% Senior Subordinated Notes due 2008 (the "Subsidiary
  notes")...................................................        --      120,850
Real Estate Mortgage........................................     2,048       20,457
Seller Notes................................................        --       13,971
Other.......................................................    41,803       36,189
                                                              --------   ----------
Long-term debt..............................................   612,947    1,355,131
Less current portion........................................    (9,890)     (40,789)
                                                              --------   ----------
Long-term debt, net of current portion......................  $603,057   $1,314,342
                                                              ========   ==========

    a.  Revolving Credit Facility and Term Loans

        On August 14, 2000, the Company entered into an amended and restated revolving credit agreement (the "Amended Credit Agreement"). The Amended Credit Agreement replaces the Company's prior credit facility, increases the aggregate principal amount available to $750 million and includes two tranches of term debt. Tranches A and B represent term loans to the Company in principal amounts of $150 million and $200 million, respectively. The Tranche A term loan and the revolving credit component of the Amended Credit Agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the Amended Credit Agreement varies depending on the Company's choice of base rates, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility. As of December 31, 2000, the Company had outstanding borrowings of $353.8 million under the Amended Credit Agreement, and the interest rates in effect ranged from 8.72% to 11.25%. In connection with the refinancing of the Company's credit agreement, the Company recorded a loss on early extinguishment of debt of $2.9 million (net of tax benefit of $1.9 million).

        In December 2000, the Company entered into an interest rate swap contract to hedge the risk of changes in market interest rates on the Company's Tranche B term loan. The instrument is a variable-for-fixed swap of interest payments payable on the last two principal payments, $48,000 on November 30, 2005 and $51,500 on February 28, 2006, of Tranche B term loan. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three-month LIBOR rates. In
    January 2001, the Company entered into a second interest rate swap

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. DEBT (CONTINUED)
    contract on the Tranche B term loan. The notional value of the swap equals $96,000 and has a fixed rate of 5.5% and a variable rate based on periodic three-month LIBOR rates.

        The Amended Credit Agreement specifies certain minimum or maximum relationships between EBITDA (as defined therein) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, investments and changes in business and ownership; cash dividends are effectively prohibited. The Company was in compliance with all debt covenants as of December 31, 2000. Loans under the Amended Credit Agreement are secured by pledges of the capital stock of all of the Company's domestic subsidiaries.

    b.  Publicly Issued Notes

        The Company has outstanding five series of senior subordinated notes issued to the public, that are obligations of the parent company, Iron Mountain Incorporated (the "Parent notes"):

       - $130 million principal amount of notes maturing on July 15, 2006 and bearing interest at a rate of 11 1/8% per annum, payable semi-annually in arrears on January 15 and July 15;

       - $165 million principal amount of notes maturing on October 1, 2006 and bearing interest at a rate of 10 1/8% per annum, payable semi-annually in arrears on April 1 and October 1;

       - $120 million principal amount of notes maturing on July 15, 2007 and bearing interest at a rate of 9 1/8% per annum, payable semi-annually in arrears on January 15 and July 15;

       - $250 million principal amount of notes maturing on September 30, 2009 and bearing interest at a rate of 8 3/4% per annum, payable semi-annually in arrears on March 31 and September 30; and

       - $150 million principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1.

        The Parent notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. In addition, the 11 1/8% notes and the 9 1/8% notes are secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation ("Canada Company"). The remainder of the Company's subsidiaries do not guarantee the Parent notes.

        In addition, Canada Company, the Company's principal Canadian subsidiary, has publicly issued $135 million principal amount of notes that mature on May 15, 2008 and bear interest at a rate of 8 1/8% per annum, payable semi-annually in arrears on May 15 and November 15. The Subsidiary notes are general unsecured obligations of Canada Company, ranking PARI PASSU in right of payment to all of Canada Company's existing and future senior unsecured indebtedness. The Subsidiary notes are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain and the Guarantors. In addition, several of the non-guarantors that are organized under

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. DEBT (CONTINUED)
    the laws of Canadian provinces fully and unconditionally guarantee the Subsidiary notes on a senior basis. As with the Parent Notes, these guarantees are joint and several.

        Each of the indentures for the notes provides that the Company may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, the Company is also required to pay all accrued but unpaid interest on the outstanding notes.

    The following table presents the various redemption dates and prices of the public notes. The redemption dates reflect the date at or after which the notes may be redeemed at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value through maturity:

                        11 1/8%     10 1/8%      9 1/8%       8 3/4%       8 1/4%    SUBSIDIARY
                         NOTES       NOTES       NOTES         NOTES        NOTES      NOTES
     REDEMPTION         --------   ----------   --------   -------------   -------   ----------
        DATE
---------------------   JULY 15,   OCTOBER 1,   JULY 15,   SEPTEMBER 30,   JULY 1,    MAY 15,
        2001            105.563%     105.06%         --            --           --          --
        2002            103.708%     103.38%    104.563%      104.375%          --          --
        2003            101.854%     101.69%    103.042%      102.916%          --     104.063%
        2004                 --          --     101.521%      101.458%     104.125%    102.708%
        2005                 --          --          --            --      102.750%    101.354%
        2006                 --          --          --            --      101.375%         --

    Prior to September 30, 2002, the 8 3/4% notes are redeemable at the Company's option, in whole or in part, at a specified make-whole price.

    Prior to July 1, 2004, the 8 1/4% notes are redeemable at the Company's option, in whole or in part, at a specified make-whole price. Until July 1, 2002, the Company may under certain conditions redeem up to 35% of the 8 1/4% notes with the net proceeds of one or more equity offerings, at a redemption price of 108.25% of the principal amount.

    In addition, until May 15, 2001, the Company may under certain conditions redeem up to 35% of the Subsidiary notes with the net proceeds of a public equity offering, at a redemption price of 108.125% of the principal amount.

    Each of the indentures for the notes provides that the Company or, in the case of the Subsidiary notes, Canada Company must repurchase, at the option of the holders, the notes at 101% of their principal amount, plus accrued and unpaid interest, upon the occurrence of a "Change of Control," which is defined in each respective indenture. Except for required repurchases upon the occurrence of a change of control or in the event of certain asset sales, each as described in the respective indenture, the Company is not required to make sinking fund or redemption payments with respect to any of the notes.

    The indentures for the notes contain restrictive covenants similar to those contained in the credit agreement.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. DEBT (CONTINUED)
    The 9 1/8% notes, the 11 1/8% notes and the Subsidiary notes were assumed in the Pierce Leahy merger and were recorded at their fair market value on the date of merger. The resulting net discount is being amortized over the remaining period to maturity using the effective interest rate method.

    h.  Real Estate Mortgages

    In connection with the purchase of real estate and acquisitions, the Company assumed several mortgages on real property. The mortgages bear interest at rates ranging from 8% to 10.5% that is payable in various installments through 2009.

    i.  Seller Notes

    In connection with the merger with Pierce Leahy in 2000, the Company assumed debt related to certain existing notes. These notes had been issued to sellers by Pierce Leahy in connection with certain acquisitions which Pierce Leahy completed in 1998 and 1999. The notes bear interest at rates ranging from 5% to 8% per year. The outstanding balance on the seller notes at December 31, 2000 is due on demand through 2009.

    j.  Other

    Other long-term debt includes various notes and obligations assumed by the Company as a result of certain acquisitions completed by the Company during 1998 through 2000. At December 31, 2000, the Company's 50.1% owned subsidiary, IM Europe, had various agreements with its local banks that provide for $30.6 million of credit and carried an average effective interest rate of 6.79%.

    Maturities of long-term debt are as follows:

YEAR                                                            AMOUNT
----                                                          ----------
2001........................................................  $   40,789
2002........................................................       8,465
2003........................................................       9,574
2004........................................................       4,915
2005........................................................     301,951
Thereafter..................................................     989,437
                                                              ----------
                                                              $1,355,131
                                                              ==========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

4. DEBT (CONTINUED)

    Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the Company has estimated the following fair values for its long-term debt as of December 31:

                                             1999                  2000
                                      -------------------   -------------------
                                      CARRYING     FAIR     CARRYING     FAIR
                                       AMOUNT     VALUE      AMOUNT     VALUE
                                      --------   --------   --------   --------
Revolving Credit Facility...........  $  5,000   $  5,000   $  4,000   $  4,000
Tranche A Term Loan.................        --         --    150,000    150,000
Tranche B Term Loan.................        --         --    199,750    199,750
11 1/8% notes.......................        --         --    131,517    136,500
10 1/8% notes.......................   165,000    167,900    165,000    170,800
9 1/8% notes........................        --         --    114,216    118,800
8 3/4% notes........................   249,606    237,500    249,646    245,600
8 1/4% notes........................   149,490    136,100    149,535    141,400
Subsidiary notes....................        --         --    120,850    128,600
Real estate mortgage................     2,048      2,048     20,457     20,457
Seller Notes........................        --         --     13,971     13,971
Other...............................    41,803     41,803     36,189     36,189

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2000 and 1999 and for the year ended December 31, 2000 and 1999. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Canada Company and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Canada Company notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------
                                                             CANADA       NON-
                                    PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.....  $      191   $    3,336   $    302    $  2,371    $        --     $    6,200
  Accounts Receivable...........       7,060      140,095     12,370      16,917             --        176,442
  Intercompany Receivable
    (Payable)...................     795,522     (658,022)   (98,386)    (45,060)         5,946             --
  Other Current Assets..........         531       46,605        827       6,063             --         54,026
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets........     803,304     (467,986)   (84,887)    (19,709)         5,946        236,668
Property, Plant and Equipment,
  net...........................      99,549      586,504     66,953      79,388             --        832,394
Other Assets:
  Long-term Intercompany
    Receivable..................     344,300           --         --          --       (344,300)            --
  Long-term Notes Receivable
    from Affiliates.............     607,600      124,100         --          --       (731,700)            --
  Investment in Subsidiaries....     370,830       49,626         --          --       (420,456)            --
  Goodwill, net.................          --    1,255,302    138,663     121,096         10,569      1,525,630
  Other.........................      20,986       42,956     11,036       1,834        (12,408)        64,404
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets..........   1,343,716    1,471,984    149,699     122,930     (1,498,295)     1,590,034
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Assets................  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                  ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities.....  $   26,921   $  189,362   $ 12,429    $ 79,378    $     5,963     $  314,053
  Long-term Debt, Net of Current
    Portion.....................   1,170,884        3,513    124,834      15,111             --      1,314,342
  Long-term Intercompany
    Payable.....................          --      344,300         --          --       (344,300)            --
  Long-term Notes Payable to
    Affiliates..................     124,100      607,600         --          --       (731,700)            --
  Other Long-term Liabilities...         206       73,693        113       1,610        (12,408)        63,214
  Minority Interest.............          --           --         --      (1,636)        44,665         43,029
  Shareholders' Equity..........     924,458      372,034     (5,611)     88,146       (454,569)       924,458
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and
      Shareholders' Equity......  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                  ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                             DECEMBER 31, 1999
                                     ------------------------------------------------------------------
                                                                  NON-
                                       PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     ----------   ----------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents........  $       --   $    2,260    $  1,570    $        --     $    3,830
  Accounts Receivable..............          --       93,076      10,998             --        104,074
  Other Current Assets.............          --       42,312       6,718        (13,270)        35,760
                                     ----------   ----------    --------    -----------     ----------
    Total Current Assets...........          --      137,648      19,286        (13,270)       143,664
Property, Plant and Equipment,
  net..............................          --      352,784      50,955             --        403,739
Other Assets:
  Due From Affiliates..............     224,826           --          --       (224,826)            --
  Long-term Notes Receivable from
    Affiliates.....................     557,123           --          --       (557,123)            --
  Investment in Subsidiaries.......     276,291       52,971          --       (329,262)            --
  Goodwill, net....................          --      623,285     105,928             --        729,213
  Other............................      15,908       24,036         652             --         40,596
                                     ----------   ----------    --------    -----------     ----------
    Total Other Assets.............   1,074,148      700,292     106,580     (1,111,211)       769,809
                                     ----------   ----------    --------    -----------     ----------
    Total Assets...................  $1,074,148   $1,190,724    $176,821    $(1,124,481)    $1,317,212
                                     ==========   ==========    ========    ===========     ==========
LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities........  $   15,398   $  100,630    $ 47,590    $   (13,270)    $  150,348
  Long-term Debt, Net of Current
    Portion........................     569,996        2,942      30,119             --        603,057
  Due to Affiliates................          --      224,793          33       (224,826)            --
  Long-term Notes Payable to
    Affiliates.....................          --      557,123          --       (557,123)            --
  Other Long-term Liabilities......          --       31,497       1,278             --         32,775
  Minority Interest................          --           --      42,278             --         42,278
  Shareholders' Equity.............     488,754      273,739      55,523       (329,262)       488,754
                                     ----------   ----------    --------    -----------     ----------
    Total Liabilities and
      Shareholders' Equity.........  $1,074,148   $1,190,724    $176,821    $(1,124,481)    $1,317,212
                                     ==========   ==========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                             YEAR ENDED DECEMBER 31, 2000
                                      ---------------------------------------------------------------------------
                                                               CANADA       NON-
                                       PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage...........................  $  3,191    $518,136    $ 24,338    $39,999       $    --        $585,664
  Service and Storage Material
    Sales...........................    17,570     333,228      25,240     28,724        (4,055)        400,707
                                      --------    --------    --------    -------       -------        --------
    Total Revenues..................    20,761     851,364      49,578     68,723        (4,055)        986,371

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)...................    11,173     408,336      24,149     39,113            --         482,771
  Selling, General and
    Administrative..................     5,350     215,547      12,522     17,195        (4,055)        246,559
  Depreciation and Amortization.....     3,329     107,748       6,172      9,561            --         126,810
  Stock Option Compensation
    Expense.........................        --      14,940          --        170            --          15,110
  Merger-Related Expenses...........        --       8,420         273        440            --           9,133
                                      --------    --------    --------    -------       -------        --------
    Total Operating Expenses........    19,852     754,991      43,116     66,479        (4,055)        880,383
                                      --------    --------    --------    -------       -------        --------

Operating Income....................       909      96,373       6,462      2,244            --         105,988

Interest Expense, net...............    41,857      55,999      12,576      7,543            --         117,975
Equity in the (Earnings) Losses of
  Subsidiaries......................    (7,565)      2,766          --         --         4,799              --
Other Expense, net..................        --        (397)     (5,590)       (58)           --          (6,045)
                                      --------    --------    --------    -------       -------        --------

  Income (Loss) Before Provision
    (Benefit) for Income Taxes and
    Minority Interest...............   (33,383)     37,211     (11,704)    (5,357)       (4,799)        (18,032)

Provision (Benefit) for Income
  Taxes.............................    (8,007)     18,697      (1,860)       295            --           9,125
Minority Interest in Earnings
  (Losses) of Subsidiaries..........        --          --          --     (2,224)           --          (2,224)
                                      --------    --------    --------    -------       -------        --------

  Income (Loss) before Extraordinary
    Item............................   (25,376)     18,514      (9,844)    (3,428)       (4,799)        (24,933)

Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $1,928)................    (2,449)       (443)         --         --            --          (2,892)
                                      --------    --------    --------    -------       -------        --------

  Net Income (Loss).................  $(27,825)   $ 18,071    $ (9,844)   $(3,428)      $(4,799)       $(27,825)
                                      ========    ========    ========    =======       =======        ========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                          YEAR ENDED DECEMBER 31, 1999
                                        ----------------------------------------------------------------
                                                                   NON-
                                         PARENT    GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   ----------   ------------   ------------
Revenues:
  Storage.............................  $     --    $297,988     $19,399       $     --       $317,387
  Service and Storage Material
    Sales.............................        --     189,127      13,035             --        202,162
                                        --------    --------     -------       --------       --------
    Total Revenues....................        --     487,115      32,434             --        519,549
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).....................        --     242,537      18,393             --        260,930
  Selling, General and
    Administrative....................       258     122,276       6,414             --        128,948
  Depreciation and Amortization.......        --      61,248       4,174             --         65,422
                                        --------    --------     -------       --------       --------
    Total Operating Expenses..........       258     426,061      28,981             --        455,300
                                        --------    --------     -------       --------       --------
Operating Income (Loss)...............      (258)     61,054       3,453             --         64,249
Interest Expense, net.................     1,457      51,655       1,313             --         54,425
Equity in the (Earnings) Losses of
  Subsidiaries........................    12,504         (43)         --        (12,461)            --
Other (Expense) Income, net...........        --          50         (33)            --             17
                                        --------    --------     -------       --------       --------
  Income (Loss) Before Provision
    (Benefit) for Income Taxes and
    Minority Interest.................   (14,219)      9,492       2,107         12,461          9,841
Provision for Income Taxes............        --       8,990       1,589             --         10,579
Minority Interest in Earnings of
  Subsidiaries........................        --          --         322             --            322
                                        --------    --------     -------       --------       --------
  Income (Loss) from Continuing
    Operations........................   (14,219)        502         196         12,461         (1,060)
Income from Discontinued Operations...        --         241          --             --            241
Loss on Sale of Discontinued
  Operations..........................        --     (13,400)         --             --        (13,400)
                                        --------    --------     -------       --------       --------
  Net Income (Loss)...................  $(14,219)   $(12,657)    $   196       $ 12,461       $(14,219)
                                        ========    ========     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                  YEAR ENDED DECEMBER 31, 2000
                                          ----------------------------------------------------------------------------
                                                                    CANADA       NON-
                                           PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                          ---------   ----------   --------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Cash Flows Provided by (Used in)
    Operating Activities................  $(101,411)   $260,901    $(3,721)    $ 1,835       $     --       $157,604

CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions, net of
    cash acquired.......................     (4,885)    (85,343)   (35,558)    (15,154)            --       (140,940)
  Capital Expenditures..................    (19,629)   (127,255)    (6,896)    (14,926)            --       (168,706)
  Investment in Convertible Preferred
    Stock...............................         --      (6,524)        --          --             --         (6,524)
  Intercompany Loans to Subsidiaries....   (259,462)    (14,620)        --          --        274,082             --
  Investment in Subsidiaries............     (3,047)     (3,047)        --          --          6,094             --
  Additions to Customer Acquisition
    Costs...............................         --     (11,181)    (1,509)        (89)            --        (12,779)
  Proceeds from Sales of Property and
    Equipment...........................         --       1,133         --         187             --          1,320
                                          ---------    --------    -------     -------       --------       --------
    Cash Flows Used in Investing
      Activities........................   (287,023)   (246,837)   (43,963)    (29,982)       280,176       (327,629)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt.....................   (402,384)   (174,200)    (7,026)    (13,134)            --       (596,744)
  Proceeds from Borrowings..............    397,085         971      1,149       5,788             --        404,993
  Proceeds from Term Loans..............    350,000          --         --          --             --        350,000
  Debt Financing and Equity Contribution
    from Minority Shareholder...........                     --         --      11,430             --         11,430
  Intercompany Loans from Parent........     41,241     157,146     53,867      21,828       (274,082)            --
  Equity Contribution from Parent.......         --       3,047         --       3,047         (6,094)            --
  Proceeds from Exercise of Stock
    Options.............................      8,180          --         --          --             --          8,180
  Debt Financing and Stock Issuance
    Costs...............................     (5,497)         48         --          --             --         (5,449)
                                          ---------    --------    -------     -------       --------       --------
    Cash Flows Provided by (Used in)
      Financing Activities..............    388,625     (12,988)    47,990      28,959       (280,176)       172,410

EFFECT OF EXCHANGE RATES ON CASH AND
  CASH EQUIVALENTS......................         --          --         (4)        (11)            --            (15)
                                          ---------    --------    -------     -------       --------       --------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS...........................        191       1,076        302         801             --          2,370

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD................................         --       2,260         --       1,570             --          3,830
                                          ---------    --------    -------     -------       --------       --------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD................................  $     191    $  3,336    $   302     $ 2,371       $     --       $  6,200
                                          =========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

5. SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                              YEAR ENDED DECEMBER 31, 1999
                                            -----------------------------------------------------------------
                                                                        NON-
                                             PARENT     GUARANTORS   GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            ---------   ----------   ----------   ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Cash Flows Provided by (Used in)
    Continuing Operations.................  $ (17,837)  $  73,389     $    722      $      --     $  56,274
  Cash Flows Used in Discontinued
    Operations............................         --        (836)          --             --          (836)
                                            ---------   ---------     --------      ---------     ---------
    Cash Flows Provided by (Used in)
      Operating Activities................    (17,837)     72,553          722             --        55,438
CASH FLOWS FROM INVESTING ACTIVITIES:
  Cash Paid for Acquisitions, net of cash
    acquired..............................     (2,398)   (132,078)     (77,684)            --      (212,160)
  Capital Expenditures....................         --     (85,079)     (13,578)            --       (98,657)
  Intercompany Loans to Subsidiaries......   (158,657)         --           --        158,657            --
  Investment in Subsidiaries..............    (51,550)    (51,550)          --        103,100            --
  Additions to Customer Acquisition
    Costs.................................         --      (8,122)          --             --        (8,122)
                                            ---------   ---------     --------      ---------     ---------
    Cash Flows Used in Continuing
      Operations..........................   (212,605)   (276,829)     (91,262)       261,757      (318,939)
    Cash Flows Provided by Discontinued
      Operations..........................         --       7,814           --             --         7,814
                                            ---------   ---------     --------      ---------     ---------
    Cash Flows Used in Investing
      Activities..........................   (212,605)   (269,015)     (91,262)       261,757      (311,125)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt.......................   (246,400)       (916)      (2,338)            --      (249,654)
  Proceeds from Borrowings................    216,100          --       19,041             --       235,141
  Debt Financing from Minority
    Shareholder...........................         --          --       11,636             --        11,636
  Net Proceeds from Sale of Senior
    Subordinated Notes....................    149,460          --           --             --       149,460
  Net Proceeds from Equity Offering.......    153,755          --           --             --       153,755
  Repurchase of Common Stock..............    (39,484)         --           --             --       (39,484)
  Intercompany Loans from Parent..........         --     146,385       12,272       (158,657)           --
  Equity Contribution from Parent.........         --      51,550       51,550       (103,100)           --
  Proceeds from Exercise of Stock
    Options...............................      3,589          --           --             --         3,589
  Debt Financing and Stock Issuance
    Costs.................................     (6,590)         --           --             --        (6,590)
                                            ---------   ---------     --------      ---------     ---------
    Cash Flows Provided by Financing
      Activities..........................    230,430     197,019       92,161       (261,757)      257,853
EFFECT OF EXCHANGE RATES ON CASH AND CASH
  EQUIVALENTS.............................         --          --          (51)            --           (51)
                                            ---------   ---------     --------      ---------     ---------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS.............................        (12)        557        1,570             --         2,115

CASH AND CASH EQUIVALENTS, BEGINNING OF
  PERIOD..................................         12       1,703           --             --         1,715
                                            ---------   ---------     --------      ---------     ---------

CASH AND CASH EQUIVALENTS, END OF
  PERIOD..................................  $      --   $   2,260     $  1,570      $      --     $   3,830
                                            =========   =========     ========      =========     =========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. ACQUISITIONS

    On February 1, 2000, the Company completed its acquisition of Pierce Leahy in a stock-for-stock merger valued at $1.0 billion. The total consideration for this transaction was comprised of: (i) 18.8 million shares of the Company's common stock with a fair value of $421.2 million; (ii) 1.6 million options to acquire the Company's common stock with a fair value of $25.3 million;
(iii) assumed debt with a fair value of $584.9 million; and (iv) approximately $4.3 million of capitalized transaction costs.

    The Company purchased substantially all of the assets and assumed certain liabilities of 15, 17 and 12 records management businesses during 1998, 1999 and 2000, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. The excess of the purchase price over the underlying fair value of the assets and liabilities of each acquisition has been assigned to goodwill and is being amortized over the estimated benefit period of 25 to 30 years. Consideration for the various acquisitions included:
(i) cash, which was provided through the Company's credit facilities, the Company's 1998 and 1999 equity offerings and the issuance of the 10 1/8%, 8 3/4% and 8 1/4% notes; (ii) issuances of the Company's common stock and options to purchase the Company's common stock; and (iii) certain net assets of businesses previously acquired.

    A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

                                                                1998       1999        2000
                                                              --------   --------   ----------
Cash Paid...................................................  $189,729   $212,160   $  146,243
Fair Value of Common Stock Issued...........................    51,448     46,000      421,220
Fair Value of Options Issued................................    15,655         --       25,291
Fair Value of Debt Assumed..................................        --         --      584,906
Fair Value of Certain Net Assets of Businesses Previously
  Acquired..................................................     3,000      2,489        1,063
                                                              --------   --------   ----------
  Total Consideration.......................................   259,832    260,649    1,178,723
                                                              --------   --------   ----------
Fair Value of Assets Acquired...............................    89,053    110,206      436,206
Liabilities Assumed.........................................   (38,165)   (92,044)    (125,650)
                                                              --------   --------   ----------
  Fair Value of Net Assets Acquired.........................    50,888     18,162      310,556
                                                              --------   --------   ----------
Recorded Goodwill...........................................  $208,944   $242,487   $  868,167
                                                              ========   ========   ==========

    Allocation of the purchase price for the 2000 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2000 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, operating leases and deferred income taxes. The Company is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. ACQUISITIONS (CONTINUED)
    The following unaudited pro forma combined information shows the results of the Company's operations for the years ended December 31, 1999 and 2000 as though each of the significant acquisitions completed during 1999 and 2000 had occurred on January 1, 1999:

                                                             1999        2000
                                                           --------   ----------
Revenues.................................................  $934,078   $1,049,221
Net Loss from Continuing Operations Before Extraordinary
  Item...................................................    (6,876)     (27,234)
Loss from Continuing Operations Before Extraordinary Item
  per Share--Basic and Diluted...........................     (0.13)       (0.50)

    The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the actual results of operations had the acquisitions taken place as of January 1, 1999 or the results that may occur in the future. Furthermore, the pro forma results do not give effect to all cost savings or incremental costs which may occur as a result of the integration and consolidation of the acquired businesses. Certain acquisitions completed in 1999 and 2000 are not included in the pro forma results as their effect was immaterial.

    In connection with the acquisitions completed in 1998, 1999 and 2000, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2000 primarily include completion of planned abandonments of facilities and severances for certain acquisitions completed during 2000.

    The following is a summary of reserves related to such restructuring activities:

                                                     1998       1999       2000
                                                   --------   --------   --------
Reserves, beginning of the year..................  $ 5,443    $10,482    $ 9,340
Reserves established.............................   11,368      4,234     31,409
Expenditures.....................................   (4,690)    (4,843)    (7,539)
Adjustments to goodwill..........................   (1,639)      (533)    (4,696)
                                                   -------    -------    -------
Reserves, end of the year........................  $10,482    $ 9,340    $28,514
                                                   =======    =======    =======

    At December 31, 1999 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($4.8 million), severance costs for approximately 12 people ($1.5 million) and other exit costs
($3.0 million). These accruals are expected to be used within one year of the finalization of the restructuring plan except for lease losses of $4.6 million and severance contracts of approximately $1.1 million, all of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

6. ACQUISITIONS (CONTINUED)
    At December 31, 2000 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($18.4 million), severance costs for approximately 17 people ($3.2 million) and move and other exit costs ($6.9 million). These accruals are expected to be used within one year of the finalization of the restructuring plan except for lease losses of $11.1 million and severance contracts of approximately $0.7 million, all of which are based on contracts that extend beyond one year.

7. CAPITAL STOCK AND STOCK OPTIONS

a.  Capital Stock

    On May 17, 1999, the Company issued and sold an aggregate of 5,750,000 shares (including 750,000 shares to cover over-allotments) of its common stock in an underwritten public offering. Net proceeds to the Company after deducting underwriters' discounts and commissions were $153.8 million and were used to repay outstanding bank debt, to repurchase all of the Company's common stock issued in connection with the acquisition of Data Base, Inc. completed in 1999 and for general corporate purposes.

    The following table summarizes the number of shares authorized, issued and outstanding for each issue of the Company's capital stock as of December 31:

                                             AUTHORIZED           NUMBER OF SHARES ISSUED         OUTSTANDING
                             PAR      -------------------------   -----------------------   -----------------------
EQUITY TYPE                 VALUE        1999          2000          1999         2000         1999         2000
-----------                --------   -----------   -----------   ----------   ----------   ----------   ----------
Preferred stock..........    $.01       2,000,000    10,000,000           --           --           --           --
Common stock--voting.....     .01     100,000,000   150,000,000   36,943,612   55,279,898   35,467,035   55,279,898
Common stock--nonvoting..     .01       1,000,000            --           --           --           --           --

b.  Stock Options

    A total of 6,667,664 shares of common stock have been reserved for grants of options and other rights under the Company's various stock incentive plans and employee stock purchase plan.

    During 2000, the Company assumed the two existing stock option plans of Pierce Leahy, resulting in 1.6 million additional stock options outstanding. The options were accounted for as additional purchase price at their fair value.

    During 1998, the Company assumed two existing stock option plans from an acquired company and options under the existing plans were converted into options to purchase 885,944 shares of the Company's common stock under such plans. No new options may be issued under these plans. The options were accounted for as additional purchase price based on the fair value of the options when issued.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED)
    The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

                                                                 WEIGHTED AVERAGE
                                                      OPTIONS     EXERCISE PRICE
                                                     ---------   ----------------
Options outstanding, December 31, 1997.............  1,676,048        $12.17
Granted............................................    287,074         25.41
Issued in Connection With Acquisitions.............    885,944          7.68
Exercised..........................................   (566,615)         7.88
Canceled...........................................   (116,132)        12.36
                                                     ---------
Options outstanding, December 31, 1998.............  2,166,319         13.21
Granted............................................    442,043         32.07
Exercised..........................................   (263,281)        10.86
Canceled...........................................    (90,276)        20.27
                                                     ---------
Options outstanding, December 31, 1999.............  2,254,805         16.91
Granted............................................    560,491         33.40
Issued in Connection With Acquisitions.............  1,644,760         10.99
Exercised..........................................   (903,317)         7.07
Canceled...........................................   (191,044)        26.70
                                                     ---------
Options outstanding, December 31, 2000.............  3,365,695         18.83
                                                     =========

    Except for the options granted in connection with acquisitions, the stock options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. The number of shares available for grant at December 31, 2000 was 1,833,949.

    Effective January 1, 1996, the Company adopted the provisions of SFAS
No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net loss and loss per share on a pro forma basis. Had the Company elected to recognize compensation cost based on the

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

7. CAPITAL STOCK AND STOCK OPTIONS (CONTINUED) fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

                                                     YEAR ENDED DECEMBER 31,
                                                  ------------------------------
                                                    1998       1999       2000
                                                  --------   --------   --------
Loss from continuing operations, as reported....  $(3,167)   $ (1,060)  $(24,933)
Loss from continuing operations, pro forma......   (4,071)     (2,486)   (27,877)
Net loss, as reported...........................   (2,966)    (14,219)   (27,825)
Net loss, pro forma.............................   (3,870)    (15,645)   (30,769)
Loss from continuing operations--basic and
  diluted, as reported..........................    (0.12)      (0.03)     (0.47)
Loss from continuing operations--basic and
  diluted, pro forma............................    (0.15)      (0.07)     (0.52)
Net loss per share--basic and diluted, as
  reported......................................    (0.11)      (0.43)     (0.52)
Net loss per share--basic and diluted, pro
  forma.........................................    (0.14)      (0.47)     (0.58)

    The weighted average fair value of options granted in 1998, 1999 and 2000 was $8.92, $12.31 and $12.99 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

ASSUMPTION                                        1998        1999        2000
----------                                      ---------   ---------   ---------
Expected volatility...........................       28.4%       31.5%       31.5%
Risk-free interest rate.......................       5.11        5.69        5.99
Expected dividend yield.......................       None        None        None
Expected life of the option...................  5.0 years   5.0 years   5.0 years

    The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2000:

                                                          OUTSTANDING
                                                  ----------------------------        EXERCISABLE
                                                      WEIGHTED                   ---------------------
                                                      AVERAGE        WEIGHTED                 WEIGHTED
                                                     REMAINING        AVERAGE                 AVERAGE
RANGE OF                                          CONTRACTUAL LIFE   EXERCISE                 EXERCISE
EXERCISE PRICES                        NUMBER        (IN YEARS)        PRICE       NUMBER      PRICE
---------------                       ---------   ----------------   ---------   ----------   --------
$0.75 to $0.87......................     22,849           6.0         $ 0.87         22,849    $ 0.87
$4.32 to $5.77......................    786,865           3.1           4.75        786,603      4.75
$6.63 to $9.10......................    126,752           4.2           8.32        123,807      8.32
$10.25 to $10.94....................    584,752           5.5          10.42        476,419     10.44
$17.17 to $25.03....................    694,833           6.8          21.49        324,966     21.33
$27.17 to $36.31....................  1,149,644           9.1          32.64        166,789     31.29
                                      ---------                                  ----------
                                      3,365,695           6.4          18.83      1,901,433     11.52
                                      =========                                  ==========

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

8. INCOME (LOSS) PER SHARE--BASIC AND DILUTED

    In accordance with SFAS No. 128, basic income (loss) per share is calculated by dividing income (loss) available to shareholders by the weighted average number of shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all dilutive potential shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

    Because their effect is antidilutive, 2,166,319, 2,254,805 and 3,365,695 shares of potential common stock underlying outstanding options have been excluded from the above calculation for the years ended December 31, 1998, 1999 and 2000, respectively.

9. DISCONTINUED OPERATIONS

    In June 1999, in order to focus on its records and information management services ("RIMS") business, the Company decided to sell its information technology staffing business ("IT Staffing"), Arcus Staffing Resources, Inc. ("Arcus Staffing"), which was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. ("Arcus Group"). Effective November 1, 1999, the Company completed the sale of substantially all of the assets of Arcus Staffing. The terms of the sale include contingent payments for a period of 18 months which may result in a revision of the recorded loss during 2001. In accordance with the provisions of Accounting Principles Board Opinion No. 30, the sale of Arcus Staffing was accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations were segregated from the Company's continuing operations and reported as a separate line item on the Company's consolidated statement of operations. The following table sets forth the revenue and net income from discontinued operations for the year ended December 31, 1998 and the ten months ended October 31, 1999:

                                                              1998       1999
                                                            --------   --------
Revenues..................................................  $39,551    $35,455
Income from Discontinued Operations, net of tax benefit...      201        241

    In 1999, the Company has recorded an estimated loss on the sale of Arcus Staffing of $13,400, comprised of a write-off of goodwill, a deferred tax benefit and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the date of disposition. The Company will continue to assess the adequacy of the remaining liabilities as certain contingencies are resolved and final contingent consideration is revised.

10. INCOME TAXES

    The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. INCOME TAXES (CONTINUED)
    The components of income (loss) from continuing operations before provision for income taxes and minority interest are:

                                                      1998       1999       2000
                                                    --------   --------   --------
Domestic..........................................   $3,391     $7,606    $(13,121)
Foreign...........................................       --      2,235      (4,911)
                                                     ------     ------    --------
                                                     $3,391     $9,841    $(18,032)
                                                     ======     ======    ========

    The Company has estimated federal net operating loss carryforwards of approximately $128,000 at December 31, 2000 to reduce future federal income taxes, if any, which begin to expire in 2005. The preceding net operating loss carryforwards do not include potential preacquisition net operating loss carryforwards of Arcus Group and certain other foreign acquisitions. Any tax benefit related to these loss carryforwards will be recorded as a reduction of goodwill, if and when realized. The Company also has estimated state net operating loss carryforwards of approximately $164,608. The state net operating loss carryforwards are subject to a valuation allowance of approximately 47%. Additionally, the Company has alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

    The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

                                                             DECEMBER 31,
                                                         --------------------
                                                           1999       2000
                                                         --------   ---------
Deferred Tax Assets:
  Accrued liabilities..................................  $  8,812   $  18,228
  Deferred rent........................................     4,316       6,907
  Net operating loss carryforwards.....................    21,857      52,958
  AMT credit...........................................       587         587
  Other................................................     6,606      22,893
                                                         --------   ---------
                                                           42,178     101,573
Deferred Tax Liabilities:
  Other assets, principally due to differences in
    amortization.......................................    (9,727)    (19,507)
  Plant and equipment, principally due to differences
    in depreciation....................................   (29,619)    (79,291)
  Customer acquisition costs...........................    (6,564)    (10,733)
                                                         --------   ---------
                                                          (45,910)   (109,531)
                                                         --------   ---------
  Net deferred tax liability...........................  $ (3,732)  $  (7,958)
                                                         ========   =========

    The Company receives a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise, which is included in the net operating loss carryforwards above. During the year,

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                       (IN THOUSANDS, EXCEPT SHARE DATA)

10. INCOME TAXES (CONTINUED)
the Company recognized $8,694 of tax benefit related to the exercise of non-qualified stock options, the value of which was included as part of the purchase price of certain businesses.

    This benefit was used to reduce goodwill of acquired companies in 2000. In addition, $476 of tax benefit relate to the exercise of options was credited to equity during the year.

    The Company and its U.S. subsidiaries file a consolidated federal income tax return. The provision for income tax consists of the following components:

                                                        YEAR ENDED DECEMBER 31,
                                                     ------------------------------
                                                       1998       1999       2000
                                                     --------   --------   --------
Federal--current...................................   $   --    $    --     $   --
Federal--deferred..................................    4,509      6,304      5,404
State--current.....................................      505        645      1,301
State--deferred....................................    1,544      2,041      2,018
Foreign............................................       --      1,589        402
                                                      ------    -------     ------
                                                      $6,558    $10,579     $9,125
                                                      ======    =======     ======

    A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 34%, 34% and 35% to income (loss) before income taxes for the year ended December 31, 1998, 1999 and 2000, respectively, is as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                    ------------------------------
                                                      1998       1999       2000
                                                    --------   --------   --------
Computed "expected" tax provision (benefit).......   $1,153    $ 3,346    $(6,311)
Increase in income taxes resulting from:
  State taxes (net of federal tax benefit)........    1,367      1,726      2,157
  Nondeductible goodwill amortization.............    3,675      5,025     11,002
  Foreign currency gain (loss)....................       --         --      1,621
  Foreign tax rate and tax law differential.......       --        104        586
  Other, net......................................      363        378         70
                                                     ------    -------    -------
                                                     $6,558    $10,579    $ 9,125
                                                     ======    =======    =======

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

QUARTER ENDED                                         MARCH 31   JUNE 30    SEPT. 30   DEC. 31
-------------                                         --------   --------   --------   --------
1999
Revenues............................................  $109,371   $131,765   $136,907   $141,506
Gross profit........................................    54,936     65,598     67,681     70,404
Income (Loss) from continuing operations............      (248)    (1,395)       999       (416)
Net loss............................................      (149)   (10,653)    (3,001)      (416)
Income (Loss) per share from continuing operations--
  basic and diluted.................................     (0.01)     (0.04)      0.03      (0.01)
Net loss per share--basic and diluted...............     (0.01)     (0.32)     (0.08)     (0.01)
2000
Revenues............................................  $212,137   $252,565   $256,133   $265,536
Gross profit........................................   107,679    130,592    131,054    134,275
Income (Loss) from continuing operations before
  extraordinary item................................    (5,383)   (28,245)     4,599      4,096
Net income (loss)...................................    (5,383)   (28,245)     1,707      4,096
Income (Loss) per share from continuing operations
  before extraordinary item--basic and diluted......     (0.11)     (0.52)      0.08       0.07
Net income (loss) per share--basic and diluted......     (0.11)     (0.52)      0.03       0.07

12. SEGMENT INFORMATION

    During the fourth quarter of 2000, the Company began to operate in nine operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

    - Business Records Management--the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service and courier operations

    - Data Security Services--the storage and rotation of back-up computer media as part of corporate disaster and business recovery plans, including service and courier operations

    - Confidential Destruction--the shredding of sensitive documents for corporate customers

    - Fulfillment--the storage of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; the assembly of custom marketing packages and orders; the management and detailed reporting on customer marketing literature inventories

    - Digital Archiving Services--electronic storage and related services for computer media, primarily computer tapes, optical disks and digital records

    - Europe--business records management and data security services throughout Europe

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

12. SEGMENT INFORMATION (CONTINUED)
    - Canada--business records management throughout Canada

    - South America--business records management throughout South America

    - Mexico--business records management throughout Mexico

    The Europe, Canada, South America and Mexico operating segments do not individually meet the quantitative thresholds for a reporting segment, but have been aggregated and reported as one reporting segment, "International," given their similar economic characteristics, products, customers and processes. The Confidential Destruction, Fulfillment and Digital Archiving Services operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Corporate and Other" category. The Company evaluates performance and allocates resources based on earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense ("EBITDA"). Corporate items include non-operating overhead, corporate general and administrative expenses, non-allocated operating expenses and intersegment eliminations. Corporate assets are principally cash and cash equivalents, prepaid items, certain non-operating fixed assets, certain non-allocated goodwill, deferred income taxes, certain non-trade receivables, certain intersegment receivables, and deferred financing costs. The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements, with the exception of: (i) certain costs allocated by Corporate to the Business Records Management and Data Security Services segments based on allocation rates set at the beginning of each year; and (ii) certain non-cash charges (such as deferred lease amortization) maintained at Corporate.

    An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:

                        BUSINESS
                        RECORDS     DATA SECURITY                   CORPORATE       TOTAL
                       MANAGEMENT     SERVICES      INTERNATIONAL    & OTHER     CONSOLIDATED
                       ----------   -------------   -------------   ----------   ------------
1999
Revenue..............   $345,574      $143,057        $ 31,618      $     (700)   $  519,549
EBITDA...............     90,041        36,975           7,348          (4,693)      129,671
Total Assets.........    346,032        54,014         163,147         754,019     1,317,212

2000
Revenue..............    674,704       167,607         116,687          27,373       986,371
EBITDA...............    190,141        42,162          20,623           4,115       257,041
Total Assets.........    763,419        69,858         382,994       1,442,825     2,659,096

    The information in the foregoing table does not include 1998 data because it would be impractical to obtain.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

12. SEGMENT INFORMATION (CONTINUED)
    A reconciliation from the segment information to the consolidated balances for income (loss) from continuing operations before provision for income taxes and minority interest is as follows:

                                                           1999       2000
                                                         --------   ---------
EBITDA.................................................  $129,671   $ 257,041
Depreciation and Amortization..........................   (65,422)   (126,810)
Stock Option Compensation Expense......................        --     (15,110)
Merger-related Expenses................................        --      (9,133)
Interest Expense.......................................   (54,425)   (117,975)
Other Income (Expense), net............................        17      (6,045)
                                                         --------   ---------
  Income (Loss) from Continuing Operations Before
    Provision for Income Taxes and Minority Interest...  $  9,841   $ (18,032)
                                                         ========   =========

    Information as to the Company's operations in different geographical areas is as follows:

                                               1998        1999         2000
                                             --------   ----------   ----------
Revenues:
United States..............................  $381,959   $  487,931   $  869,684
International..............................     2,002       31,618      116,687
                                             --------   ----------   ----------
  Total Revenues...........................  $383,961   $  519,549   $  986,371
                                             ========   ==========   ==========
Long-lived Assets:
United States..............................  $822,963   $1,018,943   $2,050,257
International..............................       485      154,605      372,171
                                             --------   ----------   ----------
  Total Long-lived Assets..................  $823,448   $1,173,548   $2,422,428
                                             ========   ==========   ==========

13. COMMITMENTS AND CONTINGENCIES

a.  Leases

    The Company leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. The Company also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $47,049, $59,113 and $111,001 for the years ended December 31, 1998, 1999 and 2000, respectively.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    Minimum future lease payments are as follows:

YEAR                                                          OPERATING
----                                                          ---------
2001........................................................  $118,318
2002........................................................   106,598
2003........................................................    96,516
2004........................................................    86,529
2005........................................................    72,541
Thereafter..................................................   307,456
                                                              --------
Total minimum lease payments................................  $787,958
                                                              ========

    Included in the lease commitments disclosed in the preceding paragraph are certain five-year operating lease agreements signed in 1998, 1999 and 2000 for specified records storage warehouses. At the end of the lease term, the Company, at its option, may: (i) negotiate a renewal of the lease; (ii) purchase the properties at a price equal to the lessor's original cost (approximately
$74.3 million); or (iii) allow the lease to expire and cause the properties to be sold. The Company's ability to cause the properties to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive any excess of the net sales proceeds over the properties' original cost. In the event that the net sales proceeds are less than 85% of the properties' original cost, the Company would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount.

b.  Facility Fire

    In March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. These fires resulted in damage to one and destruction of the Company's other RIMS facility in South Brunswick Township, New Jersey.

    Some of the Company's customers or their insurance carriers have asserted claims as a consequence of the destruction of or damage to their records as a result of the fires, some of which allege negligence or other culpability on the part of the Company. The Company has received notices of claims and lawsuits filed by customers and abutters seeking damages against the Company and to rescind their written contracts with the Company. The Company denies any liability as a result of the destruction of or damage to customer records as a result of the fires, which were beyond its control, and intends to vigorously defend itself against these and any other lawsuits that may arise. The Company is also pursuing coverage of these claims and lawsuits with its various insurers. The claims process is lengthy and its outcome cannot be predicted with certainty.

    Based on its present assessment of the situation, management, after consultation with legal counsel, does not believe that the fires will have a material adverse effect on the Company's financial condition or results of operations, although there can be no assurance in this regard.

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

13. COMMITMENTS AND CONTINGENCIES (CONTINUED)
    In June 1998, the Company settled several insurance claims, including a significant claim under its business interruption policy, related to the fires. Other income, net, for the year ended December 31, 1998 includes a $1.7 million gain related to the settlement.

c.  Other Litigation

    The Company is presently involved as a defendant in various litigation which has occurred in the normal course of business. Management believes it has meritorious defenses in all such actions, and in any event, the amount of damages, if such matters were decided adversely, would not have a material adverse effect on the Company's financial condition or results of operations.

14. RELATED PARTY TRANSACTIONS

    The Company leases space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1998, 1999 and 2000, Schooner paid the Company rent totaling $90, $94 and $96, respectively. Prior to 1999, the Company leased one facility from a landlord who was a related party. The rental payments for the year ended December 31, 1998 for this facility totaled $99. The Company leases facilities from three separate limited partnerships, whose general partner is a related party. The aggregate rental payment by the Company for such facilities during 2000 was $1,684. In the opinion of management, all of these leases were entered into at market prices and terms.

    The Company has an agreement with a shareholder that requires pension payments of $8 per month until the later of the death of the shareholder or his spouse. The total benefit is recorded in accrued expenses in the accompanying consolidated balance sheets.

    Effective December 1, 2000, the Company sold its wholly owned UK subsidiary Datavault Limited (acquired in the Pierce Leahy merger) to its 50.1% owned subsidiary, Iron Mountain Europe, in exchange for approximately $18 million of Iron Mountain Europe stock and debt of approximately $14 million. In connection with this transaction, the Company's 49.9% partner in Iron Mountain Europe also contributed approximately $18 million dollars to Iron Mountain Europe in exchange for additional shares.

    The transaction has been accounted for as a transfer between entities under common control and, therefore, the results of operations and balance sheet of Datavault Limited have been included in the Company's consolidated financial statements through December 31, 2000.

15. EMPLOYEE BENEFIT PLANS

a.  Iron Mountain Companies 401(k) Plan

    The Company has a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 20% of compensation per pay period up to the amount allowed by the Internal Revenue Code. The Company makes matching contributions based on the amount of an employee's contribution, according

                           IRON MOUNTAIN INCORPORATED

                               DECEMBER 31, 2000

                     (IN THOUSANDS, EXCEPT FOR SHARE DATA)

15. EMPLOYEE BENEFIT PLANS (CONTINUED)
to a schedule as described in the plan document. The Company has expensed $910, $1,890 and $2,646 for the years ended December 31, 1998, 1999 and 2000, respectively.

b.  Employee Stock Purchase Plan

    On March 23, 1998, the Company introduced an employee stock purchase plan (the "Plan"), which is available for participation by substantially all employees who have met certain service requirements. The Plan was approved by the shareholders of the Company on May 28, 1998 and commenced operations on October 1, 1998. The Plan provides a way for eligible employees of the Company to become shareholders of the Company on favorable terms. The Plan provides for the purchase of up to 375,000 shares of the Company's common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees are granted options to acquire the Company's common stock. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase common stock of the Company. The price for shares purchased under the Plan is 85% of their market price at either the beginning or the end of the offering period, whichever is lower. There were 0, 50,907 and 93,246 shares purchased under the Plan for the years ended December 31, 1998, 1999 and 2000, respectively.

16. NONCASH TRANSACTIONS

    The Company used the following as part of the consideration paid for certain acquisitions:

                                                    1998       1999       2000
                                                  --------   --------   --------
Fair Value of Common Stock Issued...............  $51,448    $46,000    $421,220
Fair Value of Options Issued....................   15,655         --      25,291
Fair Value of Debt Assumed......................       --         --     584,906
Fair Value of Certain Net Assets of Businesses
  Previously Acquired...........................    3,000      2,489       1,063

    In December 1998, the Company entered into a foreign currency exchange agreement and has recorded an asset and a liability based upon the exchange rates as of December 31, 1998. A cash settlement of the agreement occurred in January 1999.

    See Note 6 for liabilities assumed in acquisitions.

17. SUBSEQUENT EVENT

    In January 2001, the Company entered into two interest rate swap agreements, which have notional values of $96,000 and $47,500, respectively, to hedge its interest rate risk on its Tranche B debt as well as certain variable operating lease commitments. The interest rate swap agreements will be accounted for in accordance with the Company's adoption of SFAS 133 effective on January 1, 2001.

                       REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of Iron Mountain Europe Limited:

    We have audited the consolidated balance sheets of Iron Mountain Europe Limited as of October 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows (not presented separately herein) for the year ended October 31, 2000 and the ten months ended October 31, 1999. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 1999 and 2000 and the consolidated results of their operations and their consolidated cash flows (not presented separately herein) for the year ended October 31, 2000 and the ten months ended October 31, 1999, in conformity with generally accepted accounting principles in the United States.

RSM ROBSON RHODES

Chartered Accountants
Birmingham, England

February 23, 2001

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

    We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Iron Mountain Incorporated (a Pennsylvania corporation) for each of the three years in the period ended December 31, 2000 and have issued our report thereon dated
February 23, 2001. Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of Iron Mountain Incorporated's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 23, 2001

                                  SCHEDULE II

                           IRON MOUNTAIN INCORPORATED

                       VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                               BALANCE AT                                             BALANCE AT
                                              BEGINNING OF   CHARGED TO      OTHER                    END OF THE
YEAR ENDED DECEMBER 31,                         THE YEAR      EXPENSE     ADDITIONS(1)   DEDUCTIONS      YEAR
-----------------------                       ------------   ----------   ------------   ----------   ----------
Allowance for doubtful accounts and credit
  memos:
1998........................................     $1,929        $1,730         $834         $(1,177)     $3,316
1999........................................      3,316         2,733          336            (645)      5,740
2000........................................      5,740         9,714          535              --      15,989

                                              BALANCE AT                                              BALANCE AT
                                             BEGINNING OF                                             END OF THE
YEAR ENDED DECEMBER 31,                        THE YEAR     ADDITIONS   DEDUCTIONS   ADJUSTMENTS(2)      YEAR
-----------------------                      ------------   ---------   ----------   --------------   ----------
Reserve for restructuring activities:
1998.......................................     $ 5,443      $11,368      $(4,690)      $(1,639)       $10,482
1999.......................................      10,482        4,234       (4,843)         (533)         9,340
2000.......................................       9,340       31,409       (7,539)       (4,696)        28,514

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

                                                       IRON MOUNTAIN INCORPORATED

                                                       By:             /s/ C. RICHARD REESE
                                                            -----------------------------------------
                                                                         C. Richard Reese
                                                                      CHAIRMAN OF THE BOARD,
                                                              CHIEF EXECUTIVE OFFICER AND PRESIDENT

Dated: March 23, 2001

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

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
                /s/ C. RICHARD REESE                   Chairman, and Chief            March 23, 2001
     -------------------------------------------         Executive Officer,
                  C. Richard Reese                       President and Director

               /s/ JOHN F. KENNY, JR.                  Executive Vice President,      March 23, 2001
     -------------------------------------------         Chief Financial Officer
                 John F. Kenny, Jr.                      and Director

                /s/ CLARKE H. BAILEY                   Director                       March 23, 2001
     -------------------------------------------
                  Clarke H. Bailey

               /s/ CONSTANTIN R. BODEN                 Director                       March 23, 2001
     -------------------------------------------
                 Constantin R. Boden

                 /s/ KENT P. DAUTEN                    Director                       March 23, 2001
     -------------------------------------------
                   Kent P. Dauten

                                                       Director                       March   , 2001
     -------------------------------------------
                  Eugene B. Doggett

                        NAME                                      TITLE                    DATE
                        ----                                      -----                    ----
               /s/ B. THOMAS GOLISANO                  Director                       March 23, 2001
     -------------------------------------------
                 B. Thomas Golisano

                /s/ ARTHUR D. LITTLE                   Director                       March 23, 2001
     -------------------------------------------
                  Arthur D. Little

                 /s/ J. PETER PIERCE                   Director                       March 23, 2001
     -------------------------------------------
                   J. Peter Pierce

                 /s/ HOWARD D. ROSS                    Director                       March 23, 2001
     -------------------------------------------
                   Howard D. Ross

                 /s/ VINCENT J. RYAN                   Director                       March 23, 2001
     -------------------------------------------
                   Vincent J. Ryan

                               INDEX TO EXHIBITS

    Certain exhibits indicated below are incorporated by reference to documents we have filed with the Securities and Exchange Commission (the "Commission"). Exhibit numbers in parentheses refer to the exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

       EXHIBIT
         NO.                                        ITEM                                   EXHIBIT
---------------------   ------------------------------------------------------------  -----------------
         2.1            Purchase Agreement, dated November 13, 2000, by and among     Filed herewith as
                        Iron Mountain Canada Corporation, Iron Mountain Records          Exhibit 2.1
                        Management, Inc. ("IMRM"), FACS Records Storage Income
                        Fund, FACS Records Centre Inc. and 3796281 Canada Inc.

         2.2            Asset Purchase and Sale Agreement, dated February 18, 2000,       (2.1)(23)
                        by and among IMRM, Data Storage Center, Inc., DSC of
                        Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van
                        Lines, Inc.

         2.3            Amendment No. 1 to Asset Purchase and Sale Agreement, dated       (2.1)(24)
                        May 1, 2000, by and among IMRM, Data Storage Center, Inc.,
                        DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath
                        Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.

         2.4            Agreement and Plan of Merger, dated as of October 20, 1999,       (2.1)(15)
                        by and between the Company and Pierce Leahy.

         2.5            Stock Purchase Agreement, dated as of April 1, 1999, by and       (2.2)(12)
                        among IMRM, First American Records Management, Inc. and all of the stockholders of First American Records
                        Management, Inc. (confidential treatment granted as to
                        certain portions).

         2.6            Stock Purchase Agreement, dated as of February 28, 1999, by      (2.10)(10)
                        and among the Company, Data Base, Inc. ("Data Base") and all of the stockholders of Data Base. (confidential treatment
                        granted as to certain portions).

         2.7            First Amendment to Stock Purchase Agreement, dated as of         (10.1)(12)
                        April 8, 1999, by and among the Company, Data Base and all of the stockholders of Data Base.

         2.8            Share Purchase Agreement, dated February 26, 1999, among         (10.14)(21)
                        Charles Greaves Stuart-Menteth and Others, Pierce Leahy
                        Europe Limited and Eagle Trustees Limited, as the Sole
                        Trustee of the Stuart-Menteth Family Trust.

         3.1            Amended and Restated Articles of Incorporation of the           (Annex D)(21)
                        Company.

         3.2            Amended and Restated Bylaws of the Company.                     (Annex E)(21)

         4.1            Form of Senior Indenture.                                         (4.1)(26)

         4.2            Form of Subordinated Indenture.                                   (4.2)(26)

         4.3            Form of stock certificate representing shares of Common           (4.1)(22)
                        Stock, $.01 par value per share, of the Company.

         9.0            Amended and Restated Voting Trust Agreement, dated as of          (9.0)(18)
                        February 28, 1998, by and among certain shareholders of the
                        Company. (#)

       EXHIBIT
         NO.                                        ITEM                                   EXHIBIT
---------------------   ------------------------------------------------------------  -----------------
        10.1            Shareholders' Agreement, dated as of October 20, 1999, among    (Annex B)(21)
                        the Company, Pierce Leahy, and those shareholders of Pierce
                        Leahy listed on Schedule A thereto. (#)

        10.2            Stockholders' Agreement, dated as of September 26, 1997, by      (10.16)(5)
                        and among the Company and certain stockholders of Arcus
                        Group, Inc. (#)

        10.3            Stockholders' Agreement, dated as of September 17, 1997, by      (10.13)(6)
                        and between the Company and Kent P. Dauten. (#)

        10.4            Stockholders' Agreement, dated as of February 19, 1997, by       (10.20)(2)
                        and between the Company and certain stockholders of Safesite
                        Records Management Corporation. (#)

        10.5            Employment Agreement, dated as of February 1, 2000, by and       (10.5)(23)
                        between the Company and J. Peter Pierce. (#)

        10.6            Letter Agreement, dated as of June 27, 2000, by and between   Filed herewith as
                        the Company and J. Peter Pierce. (#)                            Exhibit 10.6

        10.7            Iron Mountain Incorporated Executive Deferred Compensation    Filed herewith as
                        Plan, as amended. (#)                                           Exhibit 10.7

        10.8            Nonqualified Stock Option Plan of Pierce Leahy Corp. (#)         (10.3)(16)

        10.9            Iron Mountain Incorporated 1997 Stock Option Plan, as         Filed herewith as
                        amended. (#)                                                    Exhibit 10.9

        10.10           Iron Mountain/ATSI 1995 Stock Option Plan. (#)                    (10.2)(7)

        10.11           Iron Mountain Incorporated 1995 Stock Incentive Plan, as         (10.3)(12)
                        amended. (#)

        10.12           First Amendment, dated as of March 20, 2001, to the Fourth    Filed herewith as
                        Amended and Restated Credit Agreement, dated as of              Exhibit 10.12
                        August 14, 2000, among the Company and certain lenders party thereto and The Chase Manhattan Bank, as Administrative
                        Agent.

        10.13           Fourth Amended and Restated Credit Agreement, dated as of        (10.1)(25)
                        August 14, 2000, among the Company and certain lenders
                        party thereto and The Chase Manhattan Bank, as
                        Administrative Agent.

        10.14           Indenture for 8 1/4% Senior Subordinated Notes due 2011,         (10.1)(13)
                        dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.

        10.15           Indenture for 8 3/4% Senior Subordinated Notes due 2009,          (4.1)(4)
                        dated October 24, 1997, by and among the Company, certain
                        of its subsidiaries and The Bank of New York, as trustee.

        10.16           Indenture for 10 1/8% Senior Subordinated Notes due 2006,         (10.3)(2)
                        dated October 1, 1996, by and among the Company, certain of its subsidiaries and First National Association, as trustee.

        10.17           Indenture 8 1/8% Senior Notes due 2008, dated as of             (4.1(c))(19)
                        April 7, 1998, by and among Pierce Leahy Command Company, as issuer, Pierce Leahy and The Bank of New York, as trustee.

       EXHIBIT
         NO.                                        ITEM                                   EXHIBIT
---------------------   ------------------------------------------------------------  -----------------
        10.18           Indenture for 9 1/8% Senior Subordinated Notes due 2007,         (10.5)(18)
                        dated as of July 7, 1997, by and between Pierce Leahy, as
                        issuer, and The Bank of New York, as trustee.

        10.19           Indenture for 11 1/8% Senior Subordinated Notes due 2006,         (4.4)(16)
                        dated as of July 15, 1996, between Pierce Leahy, as issuer, and United States Trust Company of New York, as trustee.

        10.20           Amended and Restated Registration Rights Agreement, dated as      (10.1)(3)
                        of June 12, 1997, by and among the Company and certain
                        stockholders of the Company. (#)

        10.21           Joinder to Registration Rights Agreement, dated as of            (10.12)(5)
                        October 31, 1997, by and between the Company and Kent P.
                        Dauten. (#)

        10.22           Registration Rights Agreement Joinder, dated as of               (10.21)(23)
                        February 1, 2000, by and among the Company and certain
                        shareholders of the Company. (#)

        10.23           Tax Indemnification Agreement among Pierce Leahy and certain     (10.9)(17)
                        of its shareholders.

        10.24           Record Center Storage Services Agreement between the             (10.18)(1)
                        Company, Records Management, Inc. and Resolution Trust
                        Corporation, dated July 31, 1992, as renewed by letter
                        agreement effective May 20, 1999, between the Company and
                        the Federal Deposit Insurance Corporation.

        10.25           Strategic Alliance Agreement, dated as of January 4, 1999,       (10.2)(11)
                        by and among the Company, Iron Mountain (U.K.) Limited,
                        Britannia Data Management Limited and Mentmore Abbey plc.

        10.26           Lease Agreement, dated as of October 1, 1998, between Iron       (10.20)(9)
                        Mountain Statutory Trust--1998 and IMRM.

        10.27           Unconditional Guaranty, dated as of October 1, 1998, from        (10.21)(9)
                        the Company to Iron Mountain Statutory Trust--1998.

        10.28           Amendment and Consent to Unconditional Guaranty, dated as of     (10.1)(14)
                        July 1, 1999, between the Company and Iron Mountain
                        Statutory Trust--1998 and consented to by to by the lenders listed therein.

        10.29           Amended and Restated Agency Agreement, dated October 1,           (10.1)(9)
                        1998, by and between Iron Mountain Statutory Trust--1998 and
                        IMRM.

        10.30           Lease Agreement, dated as of July 1, 1999, by and between        (10.2)(15)
                        Iron Mountain Statutory Trust--1999 and IMRM.

        10.31           Agency Agreement, dated as of July 1, 1999, by and between       (10.1)(15)
                        Iron Mountain Statutory Trust--1999 and IMRM.

        10.31           Unconditional Guaranty, dated as of July 1, 1999, from the       (10.3)(15)
                        Company to Iron Mountain Statutory Trust--1999.

        10.32           Amendment No. 3 and Consent to Guaranty, dated as of             (10.2)(25)
                        August 16, 2000, between the Company and Iron Mountain
                        Statutory Trust--1999, and consented to by the lenders
                        listed therein and Wachovia Capital Investments, Inc., as
                        Agent Bank for such lenders.

       EXHIBIT
         NO.                                        ITEM                                   EXHIBIT
---------------------   ------------------------------------------------------------  -----------------
        10.33           Amendment No. 4 and Consent to Guaranty, dated as of             (10.3)(25)
                        August 15, 2000, between the Company and Iron Mountain
                        Statutory Trust--1998, and consented to by the lenders
                        listed therein and the Bank of Nova Scotia, as Agent Bank
                        for such lenders.

        21              Subsidiaries of the Company.                                  Filed herewith as
                                                                                         Exhibit 21

        23.1            Consent of Arthur Andersen LLP (Iron Mountain Incorporated,   Filed herewith as
                        Pennsylvania).                                                  Exhibit 23.1

        23.2            Consent of RSM Robson Rhodes (Iron Mountain Europe Limited).  Filed herewith as
                                                                                        Exhibit 23.2

------------------------

 1. Filed as an Exhibit to Iron Mountain Incorporated's, the Delaware corporation, ("Iron Mountain/DE"), Registration Statement No. 33-99950, filed with the Commission on December 1, 1995.

 2. Filed as an Exhibit to Iron Mountain/DE's Annual Report on Form 10-K for the year ended December 31, 1996, filed with the Commission, File No. 0-27584.

 3. Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission, File
    No. 0-27584.

 4. Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated October 30, 1997, filed with the Commission, File No. 0-27584.

 5. Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-41045, filed with the Commission on November 26, 1997.

 6. Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-44185, filed with the Commission on January 13, 1998.

 7. Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

 8. Filed as an Exhibit to Amendment No. 1 to Iron Mountain/DE's Registration Statement No. 333-44187, filed with the Commission on August 3, 1998.

 9. Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-67765, filed with Commission on November 23, 1998.

 10. Filed as an Exhibit to Iron Mountain/DE's Annual Report on Form 10-K for the year ended December 31, 1998, filed with the Commission, File
     No. 0-27584.

 11. Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated January 19, 1999, filed with the Commission, File No. 0-27584.

 12. Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated April 16, 1999, filed with the Commission, File No. 0-27584.

 13. Filed as an Exhibit to Iron Mountain/DE's Current Report of Form 8-K dated May 11, 1999, filed with the Commission, File No. 0-27584.

 14. Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission, File
     No. 0-27584.

 15. Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission, File
     No. 1-14937.

 16. Filed as an Exhibit to Pierce Leahy's Registration Statement No. 333-9963, filed with the Commission on August 12, 1996.

 17. Filed as an Exhibit to Pierce Leahy's Registration Statement
     No. 333-23121, filed with the Commission on March 11, 1997.

 18. Filed as an Exhibit to Pierce Leahy's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission, File
     No. 333-09963.

 19. Filed as an Exhibit to Pierce Leahy's Registration Statement
     No. 333-58569, filed with the Commission on June 6, 1998.

 20. Filed as Exhibit to Pierce Leahy's Registration Statement No. 333-69859, filed with the Commission on December 29, 1998.

 21. Filed as an Annex or Exhibit to Amendment No. 1 to Pierce Leahy's Registration Statement No. 333-91577, filed with the Commission on December 13, 1999.

 22. Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.

 23. Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission, File No. 1-13045.

 24. Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission, File No. 1-13045.

 25. Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000 filed with The Commission, File
     No. 1-13045.

 26. Filed as an Exhibit to Amendment No. 1 to the Company's Registration Statement No. 333-54030, filed with the Commission on January 29, 2001.