Form 10-Q
period 2001-03-31
IRON MOUNTAIN INC/PA
filed 2001-05-15
CIK 1020569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13045

                            ------------------------

                           IRON MOUNTAIN INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

            PENNSYLVANIA                            23-2588479
   (State or Other Jurisdiction of       (IRS Employer Identification No.)
   Incorporation or Organization)

                     745 ATLANTIC AVENUE, BOSTON, MA 02111
          (Address of Principal Executive Offices, Including Zip Code)

                                 (617) 535-4766
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    Yes /X/  No / /

    Number of shares of the registrant's Common Stock outstanding as of May 4, 2001: 55,579,027

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED
                                     INDEX

                                                                             PAGE
                                                                           --------
PART I--FINANCIAL INFORMATION

Item 1--    Unaudited Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets at March 31, 2001 and
            December 31, 2000 (Unaudited)...............................        3

            Condensed Consolidated Statements of Operations for the
            Three Months Ended March 31, 2001 and 2000 (Unaudited)......        4

            Condensed Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2001 and 2000 (Unaudited)......        5

            Notes to Condensed Consolidated Financial Statements
            (Unaudited).................................................     6-17

Item 2--    Management's Discussion and Analysis of Financial Condition
            and Results of Operations...................................    18-20

Item 3--    Quantitative and Qualitative Disclosures About Market
            Risk........................................................       21

PART II--OTHER INFORMATION

Item 6--    Exhibits and Reports on Form 8-K............................       21

            Signature...................................................       22

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2001          2000
                                                              ----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $    9,903    $    6,200
  Accounts receivable (less allowances of $17,786 and
    $15,989 respectively)...................................     208,057       176,442
  Deferred income taxes.....................................      31,128        30,990
  Prepaid expenses and other................................      27,690        23,036
                                                              ----------    ----------
      Total Current Assets..................................     276,778       236,668
Property, Plant and Equipment:
  Property, plant and equipment.............................   1,033,895       984,939
  Less: Accumulated depreciation............................    (172,592)     (152,545)
                                                              ----------    ----------
      Property, Plant and Equipment, net....................     861,303       832,394
Other Assets, net:
  Goodwill..................................................   1,535,901     1,525,630
  Customer acquisition costs................................      29,167        27,692
  Deferred financing costs..................................      14,137        14,534
  Other.....................................................      20,768        22,178
                                                              ----------    ----------
      Total Other Assets, net...............................   1,599,973     1,590,034
                                                              ----------    ----------
      Total Assets..........................................  $2,738,054    $2,659,096
                                                              ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................  $   31,629    $   40,789
  Accounts payable..........................................      37,831        42,531
  Accrued expenses..........................................     146,488       153,291
  Deferred income...........................................      76,729        53,884
  Other current liabilities.................................      17,129        23,558
                                                              ----------    ----------
      Total Current Liabilities.............................     309,806       314,053
Long-term Debt, net of current portion......................   1,371,442     1,314,342
Other Long-term Liabilities.................................      12,095         7,920
Deferred Rent...............................................      16,731        16,346
Deferred Income Taxes.......................................      32,773        38,948
Minority Interest...........................................      69,272        43,029
Shareholders' Equity:
  Common stock..............................................         555           553
  Additional paid-in capital................................     994,427       990,854
  Accumulated deficit.......................................     (56,439)      (59,383)
  Accumulated other comprehensive items.....................     (12,608)       (7,566)
                                                              ----------    ----------
      Total Shareholders' Equity............................     925,935       924,458
                                                              ----------    ----------
      Total Liabilities and Shareholders' Equity............  $2,738,054    $2,659,096
                                                              ==========    ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Storage...................................................  $167,865   $124,939
  Service and storage material sales........................   116,057     87,198
                                                              --------   --------

      Total Revenues........................................   283,922    212,137

Operating Expenses:
  Cost of sales (excluding depreciation)....................   139,820    104,458
  Selling, general and administrative.......................    70,317     53,457
  Depreciation and amortization.............................    35,718     26,303
  Merger-related expenses...................................       801        516
                                                              --------   --------

      Total Operating Expenses..............................   246,656    184,734
                                                              --------   --------

Operating Income............................................    37,266     27,403

Interest Expense............................................    33,987     23,783
Other Expense...............................................    (9,187)      (781)
                                                              --------   --------

      Income (Loss) Before Provision (Benefit) for Income
        Taxes and Minority Interest.........................    (5,908)     2,839

Provision (Benefit) for Income Taxes........................    (8,837)     8,529
Minority Interest in Losses of Subsidiaries.................      (270)      (307)
                                                              --------   --------

Net Income (Loss)...........................................  $  3,199   $ (5,383)
                                                              ========   ========

Net Income (Loss) per Share -- Basic and Diluted............  $   0.06   $  (0.11)
                                                              --------   --------

Weighted Average Common Shares Outstanding--Basic...........    55,427     47,943
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    56,593     47,943
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ---------------------
                                                                2001        2000
                                                              ---------   ---------
Cash Flows from Operating Activities:
  Net Income (Loss).........................................   $ 3,199    $ (5,383)
  Adjustments to Reconcile Net Income (Loss) to Cash
    Provided by Operating Activities:
    Minority Interests in Losses of Subsidiaries............      (270)       (307)
    Depreciation and Amortization...........................    35,718      26,303
    Amortization of Deferred Financing Costs and Bond
      Discount..............................................       495         656
    Provision for Doubtful Accounts.........................     2,381       1,196
    Foreign Currency Loss...................................     9,187         781
    Other, Net..............................................       506         747
  Changes in Assets and Liabilities (Exclusive of
    Acquisitions):
    Accounts Receivable.....................................    (9,558)      1,068
    Prepaid Expenses and Other Current Assets...............    (7,375)      2,025
    Deferred Income Taxes...................................    (6,428)     10,447
    Other Assets............................................      (616)        298
    Accounts Payable........................................    (4,630)    (12,092)
    Accrued Expenses........................................     2,048     (10,261)
    Deferred Income.........................................      (739)     (1,016)
    Other Current Liabilities...............................       135          50
    Deferred Rent...........................................       391         481
    Other Long-term Liabilities.............................      (545)      2,725
                                                               -------    --------
      Cash Flows Provided by Operating Activities...........    23,899      17,718

Cash Flows from Investing Activities:
  Capital Expenditures......................................   (48,198)    (27,646)
  Cash Paid for Acquisitions, net of cash acquired..........   (34,773)     (5,636)
  Additions to Customer Acquisition Costs...................    (2,307)     (3,356)
  Other, Net................................................        29        (435)
                                                               -------    --------
      Cash Flows Used in Investing Activities...............   (85,249)    (37,073)

Cash Flows from Financing Activities:
  Repayment of Debt.........................................   (35,734)   (203,267)
  Proceeds from Borrowings..................................    82,355     223,558
  Debt Contribution from (Repayment to) Minority
    Shareholders............................................    (6,560)      7,036
  Equity Contributions from Minority Shareholders...........    24,529          --
  Proceeds from Exercise of Stock Options...................     2,539         885
  Financing and Stock Issuance Costs........................      (235)     (2,769)
                                                               -------    --------
      Cash Flows Provided by Financing Activities...........    66,894      25,443

Effect of Exchange Rates on Cash and Cash Equivalents.......    (1,841)        186
Increase in Cash and Cash Equivalents.......................     3,703       6,274
Cash and Cash Equivalents, Beginning of Period..............     6,200       3,830
                                                               -------    --------
Cash and Cash Equivalents, End of Period....................   $ 9,903    $ 10,104
                                                               =======    ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

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

    The condensed consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The condensed consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended
December 31, 2000.

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(2) COMPREHENSIVE LOSS

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------
Comprehensive Loss:
  Net Income (Loss).............................     $ 3,199         $(5,383)

Other Comprehensive Loss:
  Foreign Currency Translation Adjustment.......        (788)            121
  Transition Adjustment Charge..................        (214)             --
  Unrealized Loss on Hedging Contracts..........      (4,040)             --
                                                     -------         -------
Comprehensive Loss..............................     $(1,843)        $(5,262)
                                                     =======         =======

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company adopted the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, on January 1, 2001. SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214.

    Periodically, the Company acquires derivative instruments that are intended to hedge either cash flows or values which are subject to exchange or other market price risk, and not for trading purposes. The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction.

    The Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its Tranche B debt as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As a result of these interest rate swap agreements, the Company has recorded a derivative liability of and a corresponding charge to accumulated other comprehensive items of approximately $4,254 at March 31, 2001.

    During the period ending March 31, 2001, the Company recorded net losses of $59 and $9 resulting from interest rate swap settlements in interest and rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

(4) ACQUISITIONS

    During the three months ended March 31, 2001, the Company purchased substantially all of the assets, and assumed certain liabilities, of six records and information management services businesses.

    Each of the 2001 acquisitions and all 12 of the records and information management services businesses acquired during 2000 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 2001 and 2000 acquisitions, related real estate was also purchased. The aggregate purchase price for the 2001 acquisitions exceeded the underlying fair value of the net assets acquired by $29,255 which has been assigned to goodwill and is being amortized over 25 to 30 years.

    In connection with the 2001 and 2000 acquisitions, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(4) ACQUISITIONS (CONTINUED)
Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters primarily include completion of planned abandonments of facilities and employee severance costs for certain 2001 and 2000 acquisitions.

    The following is a summary of reserves related to such restructuring activities:

                                                        MARCH 31,   DECEMBER 31,
                                                          2001          2000
                                                        ---------   ------------
Reserves, Beginning Balance...........................   $28,514       $ 9,340
Reserves Established..................................       314        31,409
Expenditures..........................................    (3,473)       (7,539)
Adjustments to Goodwill...............................      (631)       (4,696)
                                                         -------       -------
Reserves, Ending Balance..............................   $24,724       $28,514
                                                         =======       =======

    At March 31, 2001, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($15,783), severance costs for approximately 16 people ($1,376) and other exit costs ($7,565). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $10,302 and severance contracts of approximately $674, all of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(5) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      MARCH 31, 2001         DECEMBER 31, 2000
                                                   ---------------------   ---------------------
                                                    CARRYING      FAIR      CARRYING      FAIR
                                                     AMOUNT      VALUE       AMOUNT      VALUE
                                                   ----------   --------   ----------   --------
Revolving Credit Facility due 2005...............  $   51,000   $ 51,000   $    4,000   $  4,000
Tranche A Term Loan due 2005.....................     150,000    150,000      150,000    150,000
Tranche B Term Loan due 2006.....................     199,500    199,500      199,750    199,750
11 1/8% Senior Subordinated Notes due 2006 (the
  "11 1/8% notes")...............................     131,366    138,800      131,517    136,500
10 1/8% Senior Subordinated Notes due 2006 (the
  "10 1/8% notes")...............................     165,000    173,700      165,000    170,800
9 1/8% Senior Subordinated Notes due 2007 (the
  "9 1/8% notes")................................     114,438    121,800      114,216    118,800
8 3/4% Senior Subordinated Notes due 2009 (the
  "8 3/4% notes")................................     249,656    254,400      249,646    245,600
8 1/4% Senior Subordinated Notes due 2011 (the
  "8 1/4% notes")................................     149,546    148,900      149,535    141,400
8 1/8% Senior Subordinated Notes due 2008 (the
  "Subsidiary notes")............................     121,327    131,000      120,850    128,600
Real Estate Mortgages............................      22,408     22,408       20,457     20,457
Seller Notes.....................................      12,817     12,817       13,971     13,971
Other............................................      36,013     36,013       36,189     36,189
                                                   ----------              ----------
Long-term debt...................................   1,403,071               1,355,131
Less current portion.............................     (31,629)                (40,789)
                                                   ----------              ----------
Long-term debt, net of current portion...........  $1,371,442              $1,314,342
                                                   ==========              ==========

    The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at March 31, 2001 and December 31, 2000 for loans with similar terms and average maturities. The fair values of the 11 1/8% notes, 10 1/8% notes, 9 1/8% notes, 8 3/4% notes, 8 1/4% notes (collectively, the "Parent Notes") and the Subsidiary notes are based on the quoted market prices for those notes on March 31, 2001 and December 31, 2000.

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The following financial data summarizes the consolidating Company on the equity method of accounting as of March 31, 2001 and December 31, 2000 and for the first quarter of 2001 and 2000. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company"), the issuer of the Subsidiary notes, and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)
also guarantee the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                                                                MARCH 31, 2001
                                 -----------------------------------------------------------------------------
                                                            CANADA       NON-
                                   PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                 ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents....  $       --   $    2,863   $  1,321    $  5,719    $        --     $    9,903
  Accounts Receivable..........          --      172,679     14,184      21,194             --        208,057
  Intercompany Receivable
    (Payable)..................     824,947     (712,933)   (86,024)    (25,990)            --             --
  Other Current Assets.........          --       52,707        734       5,377             --         58,818
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Current Assets.....     824,947     (484,684)   (69,785)      6,300             --        276,778
Property, Plant and Equipment,
  net..........................          --      707,771     68,413      85,119             --        861,303
Other Assets:
  Long-term Intercompany
    Receivable.................     331,006           --         --          --       (331,006)            --
  Long-term Notes Receivable
    from Affiliates............     623,900           --         --          --       (623,900)            --
  Investment in Subsidiaries...     375,879       75,590         --          --       (451,469)            --
  Goodwill, net................          --    1,268,922    120,304     136,513         10,162      1,535,901
  Other........................      15,946       43,536      9,704         579         (5,693)        64,072
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Other Assets.......   1,346,731    1,388,048    130,008     137,092     (1,401,906)     1,599,973
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Assets.............  $2,171,678   $1,611,135   $128,636    $228,511    $(1,401,906)    $2,738,054
                                 ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities....  $   28,174   $  200,716   $ 15,679    $ 65,237    $        --     $  309,806
  Long-term Debt, Net of
    Current Portion............   1,217,569        3,791    126,119      23,963             --      1,371,442
  Long-term Intercompany
    Payable....................          --      331,006         --          --       (331,006)            --
  Long-term Notes Payable to
    Affiliates.................          --      623,900         --          --       (623,900)            --
  Other Long-term
    Liabilities................          --       64,858        108       2,326         (5,693)        61,599
  Minority Interest............          --           --         --         727         68,545         69,272
  Shareholders' Equity.........     925,935      386,864    (13,270)    136,258       (509,852)       925,935
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Liabilities and
        Shareholders' Equity...  $2,171,678   $1,611,135   $128,636    $228,511    $(1,401,906)    $2,738,054
                                 ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                               DECEMBER 31, 2000
                                 -----------------------------------------------------------------------------
                                                            CANADA       NON-
                                   PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                 ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents....  $      191   $    3,336   $    302    $  2,371    $        --     $    6,200
  Accounts Receivable..........       7,060      140,095     12,370      16,917             --        176,442
  Intercompany Receivable
    (Payable)..................     795,522     (658,022)   (98,386)    (45,060)         5,946             --
  Other Current Assets.........         531       46,605        827       6,063             --         54,026
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Current Assets.....     803,304     (467,986)   (84,887)    (19,709)         5,946        236,668
Property, Plant and Equipment,
  net..........................      99,549      586,504     66,953      79,388             --        832,394
Other Assets:
  Long-term Intercompany
    Receivable.................     344,300           --         --          --       (344,300)            --
  Long-term Notes Receivable
    from Affiliates............     607,600      124,100         --          --       (731,700)            --
  Investment in Subsidiaries...     370,830       49,626         --          --       (420,456)            --
  Goodwill, net................          --    1,255,302    138,663     121,096         10,569      1,525,630
  Other........................      20,986       42,956     11,036       1,834        (12,408)        64,404
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Other Assets.......   1,343,716    1,471,984    149,699     122,930     (1,498,295)     1,590,034
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Assets.............  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                 ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities....  $   26,921   $  189,362   $ 12,429    $ 79,378    $     5,963     $  314,053
  Long-term Debt, Net of
    Current Portion............   1,170,884        3,513    124,834      15,111             --      1,314,342
  Long-term Intercompany
    Payable....................          --      344,300         --          --       (344,300)            --
  Long-term Notes Payable to
    Affiliates.................     124,100      607,600         --          --       (731,700)            --
  Other Long-term
    Liabilities................         206       73,693        113       1,610        (12,408)        63,214
  Minority Interest............          --           --         --      (1,636)        44,665         43,029
  Shareholders' Equity.........     924,458      372,034     (5,611)     88,146       (454,569)       924,458
                                 ----------   ----------   --------    --------    -----------     ----------
      Total Liabilities and
        Shareholders' Equity...  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                 ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                        THREE MONTHS ENDED MARCH 31, 2001
                                   ---------------------------------------------------------------------------
                                                            CANADA       NON-
                                    PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage........................  $     --    $146,575    $ 8,402     $12,888       $     --       $167,865
  Service and Storage Material
    Sales........................        --      99,988      8,267       7,802             --        116,057
                                   --------    --------    -------     -------       --------       --------
      Total Revenues.............        --     246,563     16,669      20,690             --        283,922

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)................        --     119,490      8,737      11,593             --        139,820
  Selling, General and
    Administrative...............        75      62,273      2,751       5,218             --         70,317
  Depreciation and
    Amortization.................        --      30,488      2,484       2,746             --         35,718
  Merger-Related Expenses........        --         772         --          29             --            801
                                   --------    --------    -------     -------       --------       --------
      Total Operating Expenses...        75     213,023     13,972      19,586             --        246,656
                                   --------    --------    -------     -------       --------       --------

Operating Income (Loss)..........       (75)     33,540      2,697       1,104             --         37,266

Interest Expense, net............    13,170      14,881      4,050       1,886             --         33,987
Equity in the (Earnings) Losses
  of Subsidiaries................   (16,444)         85         --          --         16,359             --
Other Expense, net...............        --      (2,892)    (6,294)         (1)            --         (9,187)
                                   --------    --------    -------     -------       --------       --------

      Income (Loss) Before
        Provision (Benefit) for
        Income Taxes and Minority
        Interest Expense.........     3,199      15,682     (7,647)       (783)       (16,359)        (5,908)

Provision (Benefit) for Income
  Taxes..........................        --      (9,100)       617        (354)            --         (8,837)
Minority Interests in Losses of
  Subsidiaries...................        --          --         --        (270)            --           (270)
                                   --------    --------    -------     -------       --------       --------

      Net Income (Loss)..........  $  3,199    $ 24,782    $(8,264)    $  (159)      $(16,359)      $  3,199
                                   ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                         THREE MONTHS ENDED MARCH 31, 2000
                                    ---------------------------------------------------------------------------
                                                             CANADA       NON-
                                     PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                    --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage.........................  $   574     $111,076    $ 4,360     $ 8,929        $    --       $124,939
  Service and Storage Material
    Sales.........................    3,249       72,504      5,356       6,592           (503)        87,198
                                    -------     --------    -------     -------        -------       --------
      Total Revenues..............    3,823      183,580      9,716      15,521           (503)       212,137

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).................    2,236       89,884      5,136       9,070         (1,868)       104,458
  Selling, General and
    Administrative................      660       45,922      1,931       3,579          1,365         53,457
  Depreciation and Amortization...      341       22,801      1,062       2,099             --         26,303
  Merger-Related Expenses.........       --          516         --          --             --            516
                                    -------     --------    -------     -------        -------       --------
      Total Operating Expenses....    3,237      159,123      8,129      14,748           (503)       184,734
                                    -------     --------    -------     -------        -------       --------

Operating Income..................      586       24,457      1,587         773             --         27,403

Interest Expense, net.............    6,818       13,510      2,304       1,151             --         23,783
Equity in the (Earnings) Losses of
  Subsidiaries....................      352         (102)        --          --           (250)            --
Other Income (Expense), net.......       --           66       (846)         (1)            --           (781)
                                    -------     --------    -------     -------        -------       --------

      Income (Loss) Before
        Provision (Benefit) for
        Income Taxes and Minority
        Interest Expense..........   (6,584)      11,115     (1,563)       (379)           250          2,839

Provision (Benefit) for Income
  Taxes...........................   (1,201)       9,970       (199)        (41)            --          8,529
Minority Interests in Losses of
  Subsidiaries....................       --           --         --        (307)            --           (307)
                                    -------     --------    -------     -------        -------       --------

      Net Income (Loss)...........  $(5,383)    $  1,145    $(1,364)    $   (31)       $   250       $ (5,383)
                                    =======     ========    =======     =======        =======       ========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                        THREE MONTHS ENDED MARCH 31, 2001
                                   ---------------------------------------------------------------------------
                                                            CANADA       NON-
                                    PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                   --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating
  Activities:
  Cash Flows Provided by (Used
    in) Operating Activities.....  $(21,070)   $ 45,009    $ 1,642     $ (1,682)     $     --       $ 23,899
Cash Flows from Investing
  Activities:
  Capital Expenditures...........        --     (42,528)    (1,592)      (4,078)           --        (48,198)
  Cash Paid for Acquisitions, net
    of cash acquired.............        --     (19,813)       206      (15,166)           --        (34,773)
  Intercompany Loans to
    Subsidiaries.................   (20,204)      2,537         --           --        17,667             --
  Investment in Subsidiaries.....    (6,523)     (6,523)        --           --        13,046             --
  Additions to Customer
    Acquisition Costs............        --      (2,051)       (75)        (181)           --         (2,307)
  Proceeds from Sales of Property
    and Equipment................        --           8          5           16            --             29
                                   --------    --------    -------     --------      --------       --------
      Cash Flows Used in
        Investing Activities.....   (26,727)    (68,370)    (1,456)     (19,409)       30,713        (85,249)
Cash Flows from Financing
  Activities:
  Repayment of Debt..............      (883)    (34,043)       (60)        (748)           --        (35,734)
  Proceeds from Borrowings.......    46,116      35,686         --          553            --         82,355
  Debt Repayment to Minority
    Shareholders.................        --          --         --       (6,560)           --         (6,560)
  Equity Contributions from
    Minority Shareholders........        --          --         --       24,529            --         24,529
  Intercompany Loans from
    Parent.......................        --      14,791      4,937       (2,061)      (17,667)            --
  Equity Contribution from
    Parent.......................        --       6,523         --        6,523       (13,046)            --
  Proceeds from Exercise of Stock
    Options......................     2,539          --         --           --            --          2,539
  Debt Financing and Stock
    Issuance Costs...............      (166)        (69)        --           --            --           (235)
                                   --------    --------    -------     --------      --------       --------
      Cash Flows Provided by
        Financing Activities.....    47,606      22,888      4,877       22,236       (30,713)        66,894
Effect of Exchange Rates on Cash
  and Cash Equivalents...........        --          --     (4,044)       2,203            --         (1,841)
Increase (Decrease) in Cash and
  Cash Equivalents...............      (191)       (473)     1,019        3,348            --          3,703
Cash and Cash Equivalents,
  Beginning of Period............       191       3,336        302        2,371            --          6,200
                                   --------    --------    -------     --------      --------       --------
Cash and Cash Equivalents, End of
  Period.........................  $     --    $  2,863    $ 1,321     $  5,719      $     --       $  9,903
                                   ========    ========    =======     ========      ========       ========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                       THREE MONTHS ENDED MARCH 31, 2000
                                  ----------------------------------------------------------------------------
                                                            CANADA       NON-
                                   PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ---------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating
  Activities:
  Cash Flows Provided by (Used
    in) Operating Activities....  $  (7,077)  $  27,535    $(1,347)    $(1,393)      $      --     $  17,718
Cash Flows from Investing
  Activities:
  Capital Expenditures..........     (2,471)    (19,909)    (1,999)     (3,267)             --       (27,646)
  Cash Paid for Acquisitions,
    net of Cash Acquired........     (3,895)       (565)        55      (1,231)             --        (5,636)
  Intercompany Loans to
    Subsidiaries................   (185,715)    (10,527)        --          --         196,242            --
  Investment in Subsidiaries....         --      (1,591)        --          --           1,591            --
  Additions to Customer
    Acquisition Costs...........         --      (2,696)      (183)       (477)             --        (3,356)
  Other, Net....................         --          91        (45)       (481)             --          (435)
                                  ---------   ---------    -------     -------       ---------     ---------
      Cash Flows Used in
        Investing Activities....   (192,081)    (35,197)    (2,172)     (5,456)        197,833       (37,073)
Cash Flows from Financing
  Activities:
  Repayment of Debt.............    (28,550)   (172,192)      (176)     (2,349)             --      (203,267)
  Proceeds from Borrowings......    220,500       1,885      1,173          --              --       223,558
  Debt Financing and Equity
    Contribution from Minority
    Shareholders................         --          --         --       7,036              --         7,036
  Intercompany Loans from
    Parent......................      9,519     179,320      1,165       6,238        (196,242)           --
  Equity Contribution from
    Parent......................         --          --      1,591          --          (1,591)           --
  Proceeds from Exercise of
    Stock Options...............        885          --         --          --              --           885
  Debt Financing and Stock
    Issuance Costs..............     (2,769)         --         --          --              --        (2,769)
                                  ---------   ---------    -------     -------       ---------     ---------
      Cash Flows Provided by
        Financing Activities....    199,585       9,013      3,753      10,925        (197,833)       25,443
Effect of Exchange Rates on Cash
  and Cash Equivalents..........         --          --        (50)        236              --           186
Increase in Cash and Cash
  Equivalents...................        427       1,351        184       4,312              --         6,274
Cash and Cash Equivalents,
  Beginning of Period...........         --       2,260         --       1,570              --         3,830
                                  ---------   ---------    -------     -------       ---------     ---------
Cash and Cash Equivalents, End
  of Period.....................  $     427   $   3,611    $   184     $ 5,882       $      --     $  10,104
                                  =========   =========    =======     =======       =========     =========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(7) EARNINGS PER SHARE

   In accordance with SFAS No. 128, "Earnings per Share," basic net income
(loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

(8) SEGMENT INFORMATION

    An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:

                                       BUSINESS     OFF SITE
                                       RECORDS        DATA                      CORPORATE       TOTAL
                                      MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER     CONSOLIDATED
                                      ----------   ----------   -------------   ----------   ------------
THREE MONTHS ENDED MARCH 31, 2001
Revenue.............................   $189,922      $44,916       $36,879      $   12,205    $  283,922
EBITDA..............................     50,214       10,438         8,679           4,454        73,785
Total Assets........................    914,515       73,114       345,960       1,404,465     2,738,054

THREE MONTHS ENDED MARCH 31, 2000
Revenue.............................    144,210       38,615        24,874           4,438       212,137
EBITDA..............................     38,482        8,559         4,958           2,223        54,222

    A reconciliation from the segment information to the consolidated balances for income (loss) before provision (benefit) for income taxes and minority interest is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------
EBITDA..........................................    $ 73,785        $ 54,222
Depreciation and Amortization...................     (35,718)        (26,303)
Merger-related Expenses.........................        (801)           (516)
Interest Expense................................     (33,987)        (23,783)
Other Expense, net..............................      (9,187)           (781)
                                                    --------        --------
    Income (Loss) Before Provision (Benefit) for
      Income Taxes and Minority Interest........    $ (5,908)       $  2,839
                                                    ========        ========

                           IRON MOUNTAIN INCORPORATED

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                  (CONTINUED)

(8) SEGMENT INFORMATION (CONTINUED)
    Information as to the Company's operations in different geographical areas is as follows:

                                                  THREE MONTHS ENDED MARCH 31,
                                                  -----------------------------
                                                      2001            2000
                                                  -------------   -------------
Revenues:
United States...................................   $  247,043      $  187,263
International...................................       36,879          24,874
                                                   ----------      ----------
  Total Revenues................................   $  283,922      $  212,137
                                                   ==========      ==========

                                                  MARCH 31, 2001   MARCH 31, 2000
                                                  --------------   --------------
Long-lived Assets:
United States...................................    $2,054,517       $1,924,769
International...................................       406,759          330,018
                                                    ----------       ----------
  Total Long-lived Assets.......................    $2,461,276       $2,254,787
                                                    ==========       ==========

(9) SUBSEQUENT EVENTS

    In April 2001, Iron Mountain completed an underwritten public offering of $225,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2013. The 8 5/8% notes were issued at a price to investors of 100% of par. The net proceeds to the Company, approximately $219,000 after paying the underwriters' discounts and commissions and estimated expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 11 1/8% Senior Subordinated Notes due 2006, to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

    In April 2001, the Company received and accepted tenders for $124,588 of the outstanding principal amount of its 11 1/8% notes. The Company expects to record an extraordinary charge of approximately $5,000 (net of tax benefit) in the second quarter related to the early retirement of the 11 1/8% notes. The Company intends to redeem the remaining $5,412 of outstanding principal amount of the 11 1/8% notes in July 2001, the first redemption date, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest to, but not including, the date of redemption.

                           IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations for the three months ended March 31, 2001 and 2000 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three months ended March 31, 2001 included herein, and the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

OVERVIEW

    The Company's consolidated revenues increased $71.8 million, or 33.8%, to $283.9 million for the first quarter of 2001 from $212.1 million for the first quarter of 2000. Internal revenue growth, calculated in local currency for our international operations and as if Pierce Leahy Corp. had merged with Iron Mountain on January 1, 2000, was 11.2%.

    During the first quarter of 2001, the Company acquired six records and information management services businesses for total consideration of $41.0 million. These six acquisitions reported approximately $15 million in revenues for the fiscal year 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

    Consolidated storage revenues increased $42.9 million, or 34.4%, to $167.9 million for the first three months of 2001, from $124.9 million for the first three months of 2000. The increase was attributable to: (i) acquisitions, particularly the Pierce Leahy acquisition; and (ii) internal revenue growth of 12.7% resulting primarily from net increases in records and other media stored by existing customers, price increases and sales to new customers. The total increase in storage revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    Consolidated service and storage material sales revenues increased
$28.9 million, or 33.1%, to $116.1 million for the first three months of 2001, from $87.2 million for the first three months of 2000. The increase was attributable to: (i) acquisitions, particularly the Pierce Leahy acquisition; and (ii) internal revenue growth of 9.0% resulting primarily from net increases in service and storage material sales to existing customers, price increases and sales to new customers. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    For the reasons discussed above, total consolidated revenues increased $71.8 million, or 33.8%, to $283.9 million for the first three months of 2001 from $212.1 million for the first three months of 2000.

    Consolidated cost of sales (excluding depreciation) increased
$35.4 million, or 33.9%, to $139.8 million (49.2% of consolidated revenues) for the first three months of 2001 from $104.5 million (49.2% of consolidated revenues) for the first three months of 2000. The dollar increase was consistent with the revenue growth of the Company.

    Consolidated selling, general and administrative expenses increased
$16.9 million, or 31.5%, to $70.3 million (24.8% of consolidated revenues) for the first three months of 2001 from $53.5 million (25.2% of consolidated revenues) for the first three months of 2000. The dollar increase was primarily

                           IRON MOUNTAIN INCORPORATED

attributable to revenue growth of the Company. The percentage decrease was primarily attributable to general management overhead efficiencies due to an increase in scale partially offset by: (i) increased spending in Europe and Latin America as a percentage of revenues and (ii) spending in the first quarter of 2001 for the Company's marketing and information technology initiatives related to the development of complementary technology-based service offerings.

    As a result of the foregoing factors, consolidated EBITDA increased
$19.6 million, or 36.1%, to $73.8 million (26.0% of consolidated revenues) for the first three months of 2001 from $54.2 million (25.6% of consolidated revenues) for the first three months of 2000. Excluding the $0.9 million of expenses related to the Company's technology-related service offerings, the Company's EBITDA margin for the first three months of 2001 was 26.3% of consolidated revenues. There were no such costs in the first three months of 2000.

    Consolidated depreciation and amortization expense increased $9.4 million, or 35.8%, to $35.7 million (12.6% of consolidated revenues) for the first three months of 2001 from $26.3 million (12.4% of consolidated revenues) for the first three months of 2000. The dollar increase was primarily attributable to the additional depreciation and amortization expense related to the 2000 and 2001 acquisitions, particularly the Pierce Leahy acquisition, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities.

    Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million for the first three months of 2001 compared to $0.5 million for the first three months of 2000.

    As a result of the foregoing factors, consolidated operating income increased $9.9 million, or 36.0%, to $37.3 million (13.1% of consolidated revenues) for the first three months of 2001 from $27.4 million (12.9% of consolidated revenues) for the first three months of 2000.

    Consolidated interest expense increased $10.2 million, or 42.9%, to $34.0 million for the first three months of 2001 from $23.8 million for the first three months of 2000. The increase was primarily attributable to increased indebtedness related to: (i) the inclusion of Pierce Leahy's debt for three months of 2001 versus two months of 2000 and (ii) the financing of acquisitions and capital expenditures.

    Consolidated other expense was $9.2 million for the first three months of 2001 compared to $0.8 million for the first three months of 2000. The increase was primarily due to a weakening of the Canadian dollar against the U.S. dollar, as it relates to Canada Company's 8 1/8% Senior Subordinated Notes due 2008 and on intercompany balances with the Company's Canadian subsidiaries and a weakening of the British pound sterling against the U.S. dollar on intercompany balances with the Company's European subsidiaries.

    As a result of the foregoing factors, consolidated income (loss) before provision (benefit) for income taxes and minority interest decreased
$8.7 million to a loss of $5.9 million (2.1% of consolidated revenues) for the first three months of 2001 from income of $2.8 million (1.3% of consolidated revenues) for the first three months of 2000. The benefit for income taxes was $8.8 million for the first three months of 2001 compared to a provision of $8.5 million for the first three months of 2000. The benefit was calculated by applying the Company's effective tax rate to the pre-tax loss. The Company's effective tax rate is based on an estimate of annual pre-tax income and is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated

                           IRON MOUNTAIN INCORPORATED

with particular acquisitions. For the three months ended March 31, 2001, the Company recorded $9.6 million in nondeductible goodwill amortization expense.

    Consolidated net income increased $8.6 million to $3.2 million (1.1% of consolidated revenues) for the first three months of 2001 from a net loss of $5.4 million (2.5% of consolidated revenues) for the first three months of 2000.

LIQUIDITY AND CAPITAL RESOURCES

    As the Company has sought to increase its EBITDA, it has made significant capital investments, consisting primarily of: (i) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); (ii) acquisitions; and (iii) customer acquisition costs. Cash paid for these investments during the first three months of 2001 amounted to $48.2 million, $34.8 million and $2.3 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's credit agreements. Included in capital expenditures is $1.5 million related to the Company's technology-based service offerings.

    Net cash provided by operations was $23.9 million for the first three months of 2001 compared to $17.7 million for the same period in 2000. The increase primarily resulted from an increase in EBITDA and an increase in accrued expenses, which was partially offset by an increase in trade accounts receivable and a decrease in the net deferred tax liability.

    Net cash provided by financing activities was $66.9 million for the first three months of 2001, consisting primarily of the proceeds from borrowings under the Company's revolving credit facility of $81.8 million and equity contributions from minority shareholders of $24.5 million, which were partially offset by repayments of debt of $35.7 million.

    In April 2001, Iron Mountain completed an underwritten public offering of $225.0 million in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2013. The 8 5/8% notes were issued at a price to investors of 100% of par. The net proceeds to the Company, approximately $219 million after paying the underwriters' discounts and commissions and estimated expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 11 1/8% Senior Subordinated Notes due 2006, to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

    In April 2001, the Company received and accepted tenders for $124.6 million of the outstanding principal amount of its 11 1/8% notes. The Company expects to record an extraordinary charge of approximately $5 million (net of tax benefit) in the second quarter related to the early retirement of the 11 1/8% notes. The Company intends to redeem the remaining $5.4 million of outstanding principal amount of the 11 1/8% notes in July 2001, the first redemption date, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest to, but not including, the date of redemption.

                           IRON MOUNTAIN INCORPORATED

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In December 2000 and January 2001, the Company entered into certain derivative financial contracts, which were variable-for-fixed swaps of interest payments payable on the Company's Tranche B term loan and certain variable operating lease commitments.

    Iron Mountain's investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation. One of the Company's Canadian subsidiaries, Canada Company, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in the Company's consolidated statements of operations.

    As of March 31, 2001, the Company had $230.3 million of variable rate debt outstanding with a weighted average interest rate of 7.72% and $1,172.8 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1%, such increase would have had a negative impact on the Company's net income for the quarter ended March 31, 2001 of $0.3 million. See
Note 4 of Notes to Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of March 31, 2001.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.                           DESCRIPTION
-----------                           -----------
    4.1       Subordinated Indenture, dated as of April 3, 2001, among the
              Company, the Guarantors named therein and The Bank of New
              York, as trustee.

    4.2 First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee

(b) REPORTS ON FORM 8-K

    On March 23, 2001, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce the Company's proposed underwritten public offering of Senior Subordinated Notes and related tender offer and consent solicitation. The Current Report on Form 8-K also provided unaudited pro forma financial information with respect to acquisitions by the Company of businesses in 2000 and certain other financing transactions described therein.

    On April 3, 2001, the Company filed a Current Report on Form 8-K under Items 5 and 7 to file certain documents in connection with a prospectus supplement, dated March 27, 2001, filed by the Company on March 28, 2001.

                           IRON MOUNTAIN INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IRON MOUNTAIN INCORPORATED

                    May 15, 2001                       By:               /s/ JEAN A. BUA
                       (date)                               -----------------------------------------
                                                                           Jean A. Bua
                                                             VICE PRESIDENT AND CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)