Form 10-Q
period 2001-06-30
IRON MOUNTAIN INC/PA
filed 2001-08-14
CIK 1020569

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                  For the Quarterly Period Ended June 30, 2001

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

YES     X        NO
      ----           -----

Number of shares of the registrant's Common Stock outstanding as of August 3, 2001: 55,846,765.

                           IRON MOUNTAIN INCORPORATED
                                      INDEX

                                                                                             PAGE
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets at June 30, 2001 and
              December 31, 2000 (Unaudited) ................................................     3

         Condensed Consolidated Statements of Operations for the Three Months Ended
              June 30, 2001 and 2000 (Unaudited) ...........................................     4

         Condensed Consolidated Statements of Operations for the Six Months Ended
              June 30, 2001 and 2000 (Unaudited) ...........................................     5

         Condensed Consolidated Statements of Cash Flows for the Six Months Ended
              June 30, 2001 and 2000 (Unaudited) ...........................................     6

         Notes to Condensed Consolidated Financial Statements (Unaudited) ..................  7-21

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of
              Operations ................................................................... 22-27

Item 3.  Quantitative and Qualitative Disclosures About Market Risk ........................    28

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security-Holders ...............................    28

Item 6.  Exhibits and Reports on Form 8-K ..................................................    29

         Signature .........................................................................    30

PART I.   FINANCIAL INFORMATION

ITEM 1.   UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                   (Unaudited)

                                                        JUNE 30,       DECEMBER 31,
                                                          2001            2000
                                                          ----            ----
ASSETS
Current Assets:
   Cash and cash equivalents ......................   $    36,837    $     6,200
   Accounts receivable (less allowances of $18,056
     and $15,989 respectively) ....................       215,531        176,442
   Deferred income taxes ..........................        30,642         30,990
   Prepaid expenses and other .....................        37,828         23,036
                                                      -----------    -----------
         Total Current Assets .....................       320,838        236,668
Property, Plant and Equipment:
   Property, plant and equipment ..................     1,080,348        984,939
   Less: Accumulated depreciation .................      (194,293)      (152,545)
                                                      -----------    -----------
         Property, Plant and Equipment, net .......       886,055        832,394
Other Assets, net:
   Goodwill .......................................     1,544,875      1,525,630
   Customer acquisition costs .....................        31,391         27,692
   Deferred financing costs .......................        19,920         14,534
   Other ..........................................        20,349         22,178
                                                      -----------    -----------
         Total Other Assets, net ..................     1,616,535      1,590,034
                                                      -----------    -----------
         Total Assets .............................   $ 2,823,428    $ 2,659,096
                                                      ===========    ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
   Current portion of long-term debt ..............   $    31,395    $    40,789
   Accounts payable ...............................        48,822         42,531
   Accrued expenses ...............................       158,764        153,291
   Deferred income ................................        78,738         53,884
   Other current liabilities ......................        23,342         23,558
                                                      -----------    -----------
         Total Current Liabilities ................       341,061        314,053
Long-term Debt, net of current portion ............     1,420,946      1,314,342
Other Long-term Liabilities .......................         9,687          7,920
Deferred Rent .....................................        17,139         16,346
Deferred Income Taxes .............................        44,142         38,948

Minority Interest .................................        67,976         43,029

Shareholders' Equity:
   Common stock ...................................           558            553
   Additional paid-in capital .....................       998,628        990,854
   Accumulated deficit ............................       (66,185)       (59,383)
   Accumulated other comprehensive items ..........       (10,524)        (7,566)
                                                      -----------    -----------
         Total Shareholders' Equity ...............       922,477        924,458
                                                      -----------    -----------

         Total Liabilities and Shareholders' Equity   $ 2,823,428    $ 2,659,096
                                                      ===========    ===========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                                                          THREE MONTHS ENDED
                                                                               JUNE 30,
                                                                        ----------------------
                                                                           2001         2000
                                                                           ----         ----
Revenues:
   Storage ..........................................................    $171,891     $148,445
   Service and storage material sales ...............................     121,443      104,120
                                                                        ---------    ---------
         Total Revenues .............................................     293,334      252,565

Operating Expenses:
   Cost of sales (excluding depreciation) ...........................     139,030      121,973
   Selling, general and administrative ..............................      78,686       64,724
   Depreciation and amortization ....................................      37,788       31,644
   Stock option compensation expense ................................        --         14,939
   Merger-related expenses ..........................................         377        3,875
                                                                        ---------    ---------
         Total Operating Expenses ...................................     255,881      237,155
                                                                        ---------    ---------

Operating Income ....................................................      37,453       15,410

Interest Expense ....................................................      34,043       30,245
Other Income (Expense) ..............................................       7,015       (3,699)
                                                                        ---------    ---------
         Income (Loss) Before Provision for Income Taxes and
             Minority Interest ......................................      10,425      (18,534)

Provision for Income Taxes ..........................................      16,091        9,847
Minority Interest in Losses of Subsidiaries .........................        (700)        (136)
                                                                        ---------    ---------
         Loss before Extraordinary Item .............................      (4,966)     (28,245)

Extraordinary Charge from Early Extinguishment of Debt (net of tax
   benefit of $3,300) ...............................................      (4,780)        --
                                                                        ---------    ---------
         Net Loss ...................................................     $(9,746)    $(28,245)
                                                                        =========    =========
Net Loss per Common Share - Basic and Diluted:
   Loss before Extraordinary Item ...................................      $(0.09)      $(0.52)
   Extraordinary Charge from Early Extinguishment of Debt ...........       (0.09)        --
                                                                        ---------    ---------
         Net Loss per Share - Basic and Diluted .....................      $(0.18)      $(0.52)
                                                                        =========    =========
Weighted Average Common Shares Outstanding - Basic and Diluted ......      55,651       54,641
                                                                        =========    =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In Thousands, except Per Share Data)
                                   (Unaudited)

                                                                           SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                        ----------------------
                                                                          2001          2000
                                                                          ----          ----
Revenues:
   Storage ..........................................................    $339,756     $273,384
   Service and storage material sales ...............................     237,500      191,318
                                                                        ---------    ---------
         Total Revenues .............................................     577,256      464,702

Operating Expenses:
   Cost of sales (excluding depreciation) ...........................     278,850      226,431
   Selling, general and administrative ..............................     149,003      118,181
   Depreciation and amortization ....................................      73,506       57,947
   Stock option compensation expense ................................        --         14,939
   Merger-related expenses ..........................................       1,178        4,391
                                                                        ---------    ---------
         Total Operating Expenses ...................................     502,537      421,889
                                                                        ---------    ---------
Operating Income ....................................................      74,719       42,813

Interest Expense ....................................................      68,030       54,028
Other Expense .......................................................      (2,172)      (4,480)
                                                                        ---------    ---------
         Income (Loss) Before Provision for Income Taxes and
             Minority Interest ......................................       4,517      (15,695)

Provision for Income Taxes ..........................................       7,254       18,376
Minority Interest in Losses of Subsidiaries .........................        (970)        (443)
                                                                        ---------    ---------
         Loss before Extraordinary Item .............................      (1,767)     (33,628)

Extraordinary Charge from Early Extinguishment of Debt (net of tax
   benefit of $3,300) ...............................................      (4,780)        --
                                                                        ---------    ---------
         Net Loss ...................................................     $(6,547)    $(33,628)
                                                                        =========    =========
Net Loss per Common Share - Basic and Diluted:
   Loss before Extraordinary Item ...................................      $(0.03)      $(0.66)
   Extraordinary Charge from Early Extinguishment of Debt ...........       (0.09)        --
                                                                        ---------    ---------
         Net Loss per Share - Basic and Diluted .....................      $(0.12)      $(0.66)
                                                                        =========    =========
Weighted Average Common Shares Outstanding - Basic and Diluted ......      55,540       51,292
                                                                        =========    =========


  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                                      SIX MONTHS ENDED
                                                                                          JUNE 30,
                                                                                -------------------------
                                                                                      2001        2000
                                                                                      ----        ----
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net Loss ..................................................................   $  (6,547)   $ (33,628)
    Adjustments to Reconcile Net Loss before Extraordinary Item:
       Extraordinary Charge from Early Extinguishment of Debt .................       4,780         --
                                                                                  ---------    ---------
    Loss before Extraordinary Item ............................................      (1,767)     (33,628)
    Adjustments to Reconcile Net Loss before Extraordinary Item to Cash
     Provided by Operating Activities:
       Minority Interests in Losses of Subsidiaries ...........................        (970)        (443)
       Depreciation and Amortization ..........................................      73,506       57,947
       Amortization of Deferred Financing Costs and Bond Discount .............       2,361        1,478
       Provision for Doubtful Accounts ........................................       6,172        2,810
       Stock Option Compensation Expense ......................................        --         14,939
       Foreign Currency Loss ..................................................       2,172        4,480
       Other, Net .............................................................         (39)         754
    Changes in Assets and Liabilities (Exclusive of Acquisitions):
       Accounts Receivable ....................................................     (19,192)      (6,817)
       Prepaid Expenses and Other Current Assets ..............................      (2,679)       6,663
       Deferred Income Taxes ..................................................       8,296       20,348
       Other Assets ...........................................................        (206)         328
       Accounts Payable .......................................................      (2,135)     (14,547)
       Accrued Expenses .......................................................      (2,009)      19,476
       Deferred Income ........................................................      (1,488)      (1,421)
       Other Current Liabilities ..............................................          56         --
       Deferred Rent ..........................................................         785        1,079
       Other Long-term Liabilities ............................................         (55)        (375)
                                                                                  ---------    ---------
             Cash Flows Provided by Operating Activities ......................      62,808       73,071

CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital Expenditures ......................................................     (89,975)     (62,766)
    Cash Paid for Acquisitions, net of cash acquired ..........................     (44,769)     (71,099)
    Investment in Convertible Preferred Stock .................................        --         (6,500)
    Additions to Customer Acquisition Costs ...................................      (5,832)      (5,101)
    Other, Net ................................................................         632         (543)
                                                                                  ---------    ---------
             Cash Flows Used in Investing Activities ..........................    (139,944)    (146,009)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayment of Debt .........................................................    (112,349)    (295,093)
    Early Retirement of Senior Subordinated Notes .............................    (133,726)        --
    Proceeds from Borrowings ..................................................     104,819      361,831
    Net Proceeds from Sale of Senior Subordinated Notes .......................     218,590         --
    Equity Contributions from Minority Shareholders ...........................      24,744         --
    Debt Financing from (Repayment to) Minority Shareholders ..................        (271)       9,479
    Proceeds from Exercise of Stock Options ...................................       6,145        3,862
    Financing and Stock Issuance Costs ........................................        (185)      (3,068)
                                                                                  ---------    ---------
             Cash Flows Provided by Financing Activities ......................     107,767       77,011

Effect of Exchange Rates on Cash and Cash Equivalents .........................           6          444
                                                                                  ---------    ---------
Increase in Cash and Cash Equivalents .........................................      30,637        4,517
Cash and Cash Equivalents, Beginning of Period ................................       6,200        3,830
                                                                                  ---------    ---------
Cash and Cash Equivalents, End of Period ......................................   $  36,837    $   8,347
                                                                                  =========    =========


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


(2) COMPREHENSIVE LOSS

Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on securities and foreign currency translation adjustments. The Company's total comprehensive loss is as follows:


                                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                       --------------------------  -------------------------
                                                         2001            2000         2001           2000
                                                         ----            ----         ----           ----
Comprehensive Loss:
    Net Loss ......................................   $ (9,746)        $(28,245)   $ (6,547)       $(33,628)
    Other Comprehensive Loss:
        Foreign Currency Translation Adjustment ...       (262)          (2,598)     (1,050)         (2,477)
        Transition Adjustment Charge ..............       --               --          (214)           --
        Unrealized Gain (Loss) on Hedging Contracts      2,346             --        (1,694)           --
                                                      --------         --------    --------        --------
    Comprehensive Loss ............................   $ (7,662)        $(30,843)   $ (9,505)       $(36,105)
                                                      ========         ========    ========        ========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 on January 1, 2001 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214.

The Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its Tranche B debt as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As a result of these interest rate swap agreements, the Company has recorded a derivative liability of and a corresponding cumulative charge to accumulated other comprehensive items of $1,908 at June 30, 2001.

For the three and six months ended June 30, 2001, the Company recorded net losses of $397 and $456 resulting from interest rate swap settlements in interest, and $125 and $134 in rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.


(4) ACQUISITIONS

During the six months ended June 30, 2001, the Company purchased substantially all of the assets, and assumed certain liabilities, of ten businesses.

Each of the 2001 acquisitions and all 12 of the records and information management services businesses acquired during 2000 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 2001 and 2000 acquisitions, related real estate was also purchased. The aggregate purchase price for the 2001 acquisitions exceeded the underlying fair value of the net assets acquired by $53,169 which has been assigned to goodwill and is being amortized over 25 to 30 years.

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

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(4) ACQUISITIONS (CONTINUED)

The following is a summary of reserves related to such restructuring activities:

                                                                         JUNE 30,   DECEMBER 31,
                                                                           2001        2000
                                                                           ----        ----
Reserves, Beginning Balance .........................................   $ 28,514    $  9,340
Reserves Established ................................................      1,162      31,409
Expenditures ........................................................     (4,722)     (7,539)
Adjustments to Goodwill .............................................     (1,335)     (4,696)
                                                                        --------    ---------
Reserves, Ending Balance ............................................   $ 23,619    $ 28,514
                                                                        ========    =========


At June 30, 2001, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($15,180), severance costs for approximately 11 people ($1,293) and other exit costs ($7,146). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $8,883 and severance contracts of approximately $615, all of which are based on contracts that extend beyond one year.


(5)    LONG-TERM DEBT

Long-term debt consists of the following:

                                                                                JUNE 30, 2001              DECEMBER 31, 2000
                                                                                -------------              -----------------
                                                                          CARRYING          FAIR          CARRYING        FAIR
                                                                           AMOUNT           VALUE          AMOUNT        VALUE
                                                                          --------          -----         --------       -----
Revolving Credit Facility due 2005 ..................................   $      --      $      --      $     4,000   $     4,000
Tranche A Term Loan due 2005 ........................................       150,000        150,000        150,000       150,000
Tranche B Term Loan due 2006 ........................................       199,250        199,250        199,750       199,750
11 1/8% Senior Subordinated Notes due 2006 (the "11-1/8% notes").....         5,462          5,777        131,517       136,500
10 1/8% Senior Subordinated Notes due 2006 (the "10-1/8% notes").....       165,000        174,500        165,000       170,800
9 1/8%  Senior Subordinated Notes due 2007 (the "9-1/8% notes")......       114,660        125,400        114,216       118,800
8 3/4% Senior Subordinated Notes due 2009 (the "8-3/4% notes").......       249,667        255,000        249,646       245,600
8 1/4% Senior Subordinated Notes due 2011 (the "8-1/4% notes").......       149,557        148,900        149,535       141,400
8 5/8% Senior Subordinated Notes due 2013 (the "8-5/8% notes").......       225,000        227,000           --            --
8 1/8% Senior Subordinated Notes due 2008 (the "Subsidiary notes")...       121,804        134,300        120,850       128,600
Real Estate Mortgage ................................................        22,187         22,187         20,457        20,457
Seller Notes ........................................................        12,307         12,307         13,971        13,971
Other ...............................................................        37,447         37,447         36,189        36,189
                                                                          -----------                 -----------
Long-term debt ......................................................     1,452,341                     1,355,131
Less current portion ................................................       (31,395)                      (40,789)
                                                                        -----------                   -----------
Long-term debt, net of current portion ..............................   $ 1,420,946                   $ 1,314,342
                                                                        ===========                   ===========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(5) LONG-TERM DEBT (CONTINUED)

The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at June 30, 2001 and December 31, 2000 for loans with similar terms and average maturities. The fair values of the 11-1/8% notes, 10-1/8% notes, 9-1/8% notes, 8-3/4% notes, 8-1/4% notes, 8-5/8% notes
(collectively, the "Parent Notes") and the Subsidiary notes are based on the quoted market prices for those notes on June 30, 2001 and December 31, 2000.

In April 2001, Iron Mountain completed an underwritten public offering of $225,000 in aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2013. The 8-5/8% notes were issued at a price to investors of 100% of par. The net proceeds to the Company, $218,590 after paying the underwriters' discounts and commissions and related expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 11-1/8% Senior Subordinated Notes due 2006, to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

In April 2001, the Company received and accepted tenders for $124,588 of the outstanding principal amount of its 11-1/8% notes. The Company recorded an extraordinary charge of $4,780 (net of tax benefit of $3,300) in the second quarter related to the early retirement of the 11-1/8% notes. The Company redeemed the remaining $5,412 of outstanding principal amount of the 11-1/8% notes in July 2001, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest, totaling $6,016.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

The following financial data summarizes the consolidating Company on the equity method of accounting as of June 30, 2001 and December 31, 2000 and for the three and six month periods ended June 30, 2001 and 2000. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company") and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes issued by Canada Company. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                                                                                  JUNE 30, 2001
                                                  -------------------------------------------------------------------------------
                                                                                CANADA        NON-
                                                      PARENT     GUARANTORS    COMPANY    GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                      ------    -----------    -------    ----------   ------------- ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents ....................   $     --     $   23,127    $  1,724     $ 11,986    $      --      $   36,837
  Accounts Receivable ..........................         --        177,759      15,747       22,025           --         215,531
  Intercompany Receivable (Payable) ............      614,934     (499,507)    (94,508)     (20,919)          --            --
  Other Current Assets .........................         --         62,425       3,116        2,929           --          68,470
                                                   ----------   -----------   ---------    ---------   ------------   -----------
    Total Current Assets .......................      614,934     (236,196)    (73,921)      16,021           --         320,838
Property, Plant and Equipment, net .............          --       719,706      71,395       94,954           --         886,055
Other Assets:
  Long-term Intercompany Receivable ............      535,979         --          --           --         (535,979)         --
  Long-term Notes Receivable from Affiliates ...      654,278         --          --           --         (654,278)         --
  Investment in Subsidiaries ...................      390,086       85,286        --           --         (475,372)         --
  Goodwill, net ................................         --      1,264,271     124,117      146,022         10,465     1,544,875
  Other ........................................       26,496       40,316      10,639          727         (6,518)       71,660
                                                   ----------   -----------   ---------    ---------   ------------   -----------
    Total Other Assets .........................    1,606,839    1,389,873     134,756      146,749     (1,661,682)    1,616,535
                                                   ----------   -----------   ---------    ---------   ------------   -----------
    Total Assets ...............................   $2,221,773   $1,873,383    $132,230     $257,724    $(1,661,682)   $2,823,428
                                                   ==========   ===========   =========    =========   ============   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Total Current Liabilities ....................   $   33,584   $  210,075    $  14,348    $ 83,054    $      --      $  341,061
  Long-term Debt, Net of Current Portion .......    1,265,712        1,782      126,558      26,894           --       1,420,946
  Long-term Intercompany Payable ...............        --         535,979         --          --         (535,979)         --
  Long-term Notes Payable to Affiliates ........        --         654,278         --          --         (654,278)         --
  Other Long-term Liabilities ..................        --          74,587          858       2,041         (6,518)       70,968
  Minority Interest ............................        --            --           --           709         67,267        67,976
  Shareholders' Equity .........................      922,477      396,682       (9,534)    145,026       (532,174)      922,477
                                                   ----------   -----------   ----------   ---------   ------------   ----------
    Total Liabilities and Shareholders' Equity .   $2,221,773   $1,873,383    $ 132,230    $257,724    $(1,661,682)   $2,823,428
                                                   ==========   ===========   ==========   =========   ============   ==========


                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                                DECEMBER 31, 2000
                                             ------------------------------------------------------------------------------------
                                                                             CANADA         NON-
                                                  PARENT      GUARANTORS     COMPANY     GUARANTORS    ELIMINATIONS   CONSOLIDATED
                                                  -------     ----------    ---------    -----------   ------------   ------------
ASSETS
Current Assets:
 Cash and Cash Equivalents ................    $      191    $    3,336    $     302     $   2,371    $      --       $    6,200
 Accounts Receivable ......................         7,060       140,095       12,370        16,917           --          176,442
 Intercompany Receivable (Payable) ........       795,522      (658,022)     (98,386)      (45,060)         5,946           --
 Other Current Assets .....................           531        46,605          827         6,063           --           54,026
                                               -----------   -----------   ----------    ----------   ------------    -----------
   Total Current Assets ..................        803,304      (467,986)     (84,887)      (19,709)         5,946        236,668
Property, Plant and Equipment, net ..........      99,549       586,504       66,953        79,388           --          832,394
Other Assets:
 Long-term Intercompany Receivable ........       344,300          --           --            --         (344,300)          --
 Long-term Notes Receivable from Affiliates...    607,600       124,100         --            --         (731,700)          --
 Investment in Subsidiaries ...............       370,830        49,626         --            --         (420,456)          --
 Goodwill, net ............................          --       1,255,302      138,663       121,096         10,569      1,525,630
 Other ....................................        20,986        42,956       11,036         1,834        (12,408)        64,404
                                               -----------   -----------   ----------    ----------   ------------    -----------
   Total Other Assets ..................        1,343,716     1,471,984      149,699       122,930     (1,498,295)     1,590,034
                                               -----------   -----------   ----------    ----------   ------------    -----------
   Total Assets ........................       $2,246,569    $1,590,502    $ 131,765     $ 182,609    $(1,492,349)    $2,659,096
                                               ==========    ==========    =========     =========    ============    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Total Current Liabilities ..............      $   26,921    $  189,362    $  12,429     $  79,378    $     5,963     $  314,053
 Long-term Debt, Net of Current Portion .       1,170,884         3,513      124,834        15,111           --        1,314,342
 Long-term Intercompany Payable .........            --         344,300         --            --         (344,300)          --
 Long-term Notes Payable to Affiliates ..         124,100       607,600         --            --         (731,700)          --
 Other Long-term Liabilities ............             206        73,693          113         1,610        (12,408)        63,214
 Minority Interest ......................            --            --           --          (1,636)        44,665         43,029
 Shareholders' Equity ...................         924,458       372,034       (5,611)       88,146       (454,569)       924,458
                                               -----------   -----------   ----------    ----------   ------------    -----------
   Total Liabilities and Shareholders'
     Equity .............................      $2,246,569    $1,590,502    $ 131,765     $ 182,609    $(1,492,349)    $2,659,096
                                               ==========    ==========    =========     =========    ============    ==========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                           THREE MONTHS ENDED JUNE 30, 2001
                                                   -----------------------------------------------------------------------------
                                                                              CANADA         NON-
                                                     PARENT     GUARANTORS    COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                   ----------   ----------    --------    ----------  ------------  ------------
Revenues:
 Storage ........................................   $    --      $ 149,666   $   8,279    $  13,946    $    --      $ 171,891
 Service and Storage Material Sales .............        --        103,527       8,941        8,975         --        121,443
                                                    ---------    ---------   ---------    ---------    ---------    ---------
  Total Revenues ................................        --        253,193      17,220       22,921         --        293,334

Operating Expenses:
Cost of Sales (Excluding Depreciation) ..........        --        117,983       8,367       12,680         --        139,030
Selling, General and Administrative .............        --         68,960       3,530        6,196         --         78,686
Depreciation and Amortization ...................        --         32,135       2,564        3,089         --         37,788
Merger-related Expenses .........................        --            377        --           --           --            377
                                                    ---------    ---------   ---------    ---------    ---------    ---------
  Total Operating Expenses ......................        --        219,455      14,461       21,965         --        255,881
                                                    ---------    ---------   ---------    ---------    ---------    ---------
Operating Income ................................        --         33,738       2,759          956         --         37,453
Interest Expense, net ...........................      13,190       14,841       4,063        1,949         --         34,043
Equity in the (Earnings) Losses of
  Subsidiaries ..................................      (8,224)       1,113        --           --          7,111         --
Other Income (Expense), net .....................        --          2,003       5,024          (12)        --          7,015
                                                    ---------    ---------   ---------    ---------    ---------    ---------
  Income (Loss) Before Provision (Benefit)
     for Income Taxes and Minority Interest
     Expense ....................................      (4,966)      19,787       3,720       (1,005)      (7,111)      10,425
Provision (Benefit) for Income Taxes ............        --         15,846        (603)         848         --         16,091
Minority Interests in Losses of
  Subsidiaries ..................................        --           --          --           (700)        --           (700)
                                                    ---------    ---------   ---------    ---------    ---------    ---------
  Income (Loss) before Extraordinary Item .......      (4,966)       3,941       4,323       (1,153)      (7,111)      (4,966)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $3,300) ............................      (4,780)        --          --           --           --         (4,780)
                                                    ---------    ---------   ---------    ---------    ---------    ---------
  Net Income (Loss) .............................   $  (9,746)   $   3,941   $   4,323    $  (1,153)   $  (7,111)   $  (9,746)
                                                    =========    =========   =========    =========    =========    =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                         THREE MONTHS ENDED JUNE 30, 2000
                                                 ---------------------------------------------------------------------------------
                                                                              CANADA          NON-
                                                    PARENT     GUARANTORS     COMPANY      GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                 -----------   ----------     --------     -----------  ------------  ------------
Revenues:
  Storage .....................................  $     869     $ 131,388     $   6,643     $   9,545     $    --       $ 148,445
  Service and Storage Material Sales ..........      4,741        85,788         7,007         7,831        (1,247)      104,120
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Total Revenues ............................      5,610       217,176        13,650        17,376        (1,247)      252,565

Operating Expenses:
  Cost of Sales (Excluding Depreciation) ......      3,129       105,046         6,004        10,880        (3,086)      121,973
  Selling, General and Administrative .........        960        54,216         3,895         3,814         1,839        64,724
  Depreciation and Amortization ...............      1,389        26,670         1,575         2,010          --          31,644
  Stock Option Compensation Expense ...........       --          14,939          --            --            --          14,939
  Merger-related Expenses .....................       --           3,753           122          --            --           3,875
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Total Operating Expenses ..................      5,478       204,624        11,596        16,704        (1,247)      237,155
                                                 ---------     ---------     ---------     ---------     ---------     ---------
Operating Income ..............................        132        12,552         2,054           672          --          15,410

Interest Expense, net .........................     11,516        13,586         4,428           715          --          30,245
Equity in the Losses of Subsidiaries ..........     18,981           186          --            --         (19,167)         --
Other Expense, net ............................       --            (713)       (2,108)         (878)         --          (3,699)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Loss Before Provision (Benefit) for
      Income Taxes and Minority Interest
        Expense ...............................    (30,365)       (1,933)       (4,482)         (921)       19,167       (18,534)

Provision (Benefit) for Income Taxes ..........     (2,120)       12,536          (371)         (198)         --           9,847
Minority Interests in Losses of
  Subsidiaries ................................       --            --            --            (136)         --            (136)
                                                 ---------     ---------     ---------     ---------     ---------     ---------
    Net Loss ..................................  $ (28,245)    $ (14,469)    $  (4,111)    $    (587)    $  19,167     $ (28,245)
                                                 =========     =========     =========     =========     =========     =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                            SIX MONTHS ENDED JUNE 30, 2001
                                                    ------------------------------------------------------------------------------
                                                                               CANADA         NON-
                                                      PARENT    GUARANTORS     COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                    ---------   -----------    --------    ----------  ------------  ------------
Revenues:
  Storage ........................................  $    --      $ 296,241    $  16,681    $  26,834    $    --      $ 339,756
  Service and Storage Material Sales .............       --        203,515       17,208       16,777         --        237,500
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Total Revenues ...............................       --        499,756       33,889       43,611         --        577,256

Operating Expenses:
  Cost of Sales (Excluding Depreciation) .........       --        237,473       17,104       24,273         --        278,850
  Selling, General and Administrative ............         75      131,233        6,281       11,414         --        149,003
  Depreciation and Amortization ..................       --         62,623        5,048        5,835         --         73,506
  Merger-related Expenses ........................       --          1,149         --             29         --          1,178
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Total Operating Expenses .....................         75      432,478       28,433       41,551         --        502,537
                                                    ---------    ---------    ---------    ---------    ---------    ---------
Operating Income (Loss) ..........................        (75)      67,278        5,456        2,060         --         74,719

Interest Expense, net ............................     26,360       29,722        8,113        3,835         --         68,030
Equity in the (Earnings) Losses of
  Subsidiaries ...................................    (24,668)       1,198         --           --         23,470         --
Other Expense, net ...............................       --           (889)      (1,270)         (13)        --         (2,172)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Income (Loss) Before Provision for Income
      Taxes and Minority Interest Expense ........     (1,767)      35,469       (3,927)      (1,788)     (23,470)       4,517

Provision for Income Taxes .......................       --          6,746           14          494         --          7,254
Minority Interests in Losses of
  Subsidiaries ...................................       --           --           --           (970)        --           (970)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
    Income (Loss) before Extraordinary Item ......     (1,767)      28,723       (3,941)      (1,312)     (23,470)      (1,767)
Extraordinary Charge from Early Extinguishment
     of Debt (Net of Tax Benefit of $3,300) ......     (4,780)        --           --           --           --         (4,780)
                                                    ---------    ---------    ---------    ---------    ---------    ---------
     Net Income (Loss) ...........................  $  (6,547)   $  28,723    $  (3,941)   $  (1,312)   $ (23,470)   $  (6,547)
                                                    =========    =========    =========    =========    =========    =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                          SIX MONTHS ENDED JUNE 30, 2000
                                                ----------------------------------------------------------------------------------
                                                                              CANADA         NON-
                                                   PARENT      GUARANTORS     COMPANY     GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                                ----------     ----------    ---------    ----------   ------------   ------------
Revenues:
   Storage ....................................  $   1,443    $  242,464    $   11,003      $ 18,474     $     --      $  273,384
   Service and Storage Material Sales .........      7,990       158,292        12,363       14,423        (1,750)        191,318
                                                 ---------    ----------    ----------      -------      ---------     ----------
      Total Revenues ..........................      9,433       400,756        23,366       32,897        (1,750)        464,702

Operating Expenses:
   Cost of Sales (Excluding Depreciation) .....      5,365       194,930        11,140       19,950        (4,954)        226,431
   Selling, General and Administrative ........      1,620       100,138         5,826        7,393         3,204         118,181
   Depreciation and Amortization ..............      1,730        49,471         2,637        4,109            --          57,947
   Stock Option Compensation Expense ..........        --         14,939            --           --            --          14,939
   Merger-related Expenses ....................        --          4,269           122           --            --           4,391
                                                 ---------    ----------    ----------      -------      --------      ----------
      Total Operating Expenses ................      8,715       363,747        19,725      31,452         (1,750)        421,889
                                                 ---------    ----------    ----------      ------       ---------     ----------
Operating Income ..............................        718        37,009         3,641        1,445            --          42,813
Interest Expense, net .........................     18,334        27,096         6,732        1,866            --          54,028
Equity in the Losses of Subsidiaries ..........     19,333            84            --           --         (19,417)           --
Other Expense, net ............................         --          (647)       (2,954)        (879)           --          (4,480)
                                                 ---------    -----------   -----------     --------     --------      -----------
      Income (Loss) Before Provision
        (Benefit) for Income Taxes and
        Minority Interest Expense .............    (36,949)        9,182        (6,045)      (1,300)       19,417         (15,695)
Provision (Benefit) for Income Taxes ..........     (3,321)       22,506          (570)        (239)           --          18,376
Minority Interests in Losses of Subsidiaries ..         --            --            --         (443)           --            (443)
                                                 ---------    ----------    ----------      --------     --------      -----------
      Net Loss ................................  $ (33,628)   $  (13,324)   $   (5,475)     $  (618)     $ 19,417      $  (33,628)
                                                 =========    ===========   ===========     ========     ========      ==========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                           SIX MONTHS ENDED JUNE 30, 2001
                                                 --------------------------------------------------------------------------------
                                                                                CANADA        NON-
                                                      PARENT    GUARANTORS     COMPANY     GUARANTORS  ELIMINATIONS  CONSOLIDATED
                                                 -------------  ----------     --------    ----------  ------------  ------------
Cash Flows from Operating Activities:
    Cash Flows Provided by (Used in)
      Operating Activities ........................  $ (57,662)   $ 116,583    $     388    $   3,499    $    --      $  62,808

Cash Flows from Investing Activities:
  Cash Paid for Acquisitions, net of cash
    acquired ......................................       --        (27,783)         326      (17,312)        --        (44,769)
  Capital Expenditures ............................       --        (73,035)      (3,063)     (13,877)        --        (89,975)
  Intercompany Loans to Subsidiaries ..............    (20,204)      (4,743)        --           --         24,947         --
  Investment in Subsidiaries ......................     (6,739)      (6,739)        --           --         13,478         --
  Additions to Customer Acquisition Costs .........       --         (5,339)        (151)        (342)        --         (5,832)
  Proceeds from Sales of Property and Equipment ...       --             58            5          569         --            632
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Cash Flows Used in Investing Activities .......    (26,943)    (117,581)      (2,883)     (30,962)      38,425     (139,944)

Cash Flows from Financing Activities:
  Repayment of Debt ...............................   (109,410)        (142)        (241)      (2,556)        --       (112,349)
  Early Retirement of Senior Subordinated
    Notes .........................................   (133,726)        --           --           --           --       (133,726)
  Proceeds from Borrowings ........................    103,000           73         --          1,746         --        104,819
  Net Proceeds from Sale of Senior
    Subordinated Notes ............................    218,590         --           --           --           --        218,590
  Debt Repayment to  Minority Shareholders ........       --           --           --           (271)        --           (271)
  Equity Contributions from  Minority
      Shareholders ................................       --           --           --         24,744         --         24,744
  Intercompany Loans from Parent ..................       --         14,119        6,072        4,756      (24,947)        --
  Equity Contribution from Parent .................       --          6,739         --          6,739      (13,478)        --
  Proceeds from Exercise of Stock Options .........      6,145         --           --           --           --          6,145
  Debt Financing and Stock Issuance Costs .........       (185)        --           --           --           --           (185)
                                                     ---------    ---------    ---------    ---------    ---------    ---------
    Cash Flows Provided by Financing
      Activities...................................     84,414       20,789        5,831       35,158      (38,425)     107,767
Effect of Exchange Rates on Cash and Cash
  Equivalents .....................................       --           --         (1,914)       1,920         --              6
                                                     ---------    ---------    ---------    ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents ..       (191)      19,791        1,422        9,615         --         30,637
Cash and Cash Equivalents, Beginning of Period ....        191        3,336          302        2,371         --          6,200
                                                     ---------    ---------    ---------    ---------    ---------    ---------
Cash and Cash Equivalents, End of Period ..........  $    --      $  23,127    $   1,724    $  11,986    $    --      $  36,837
                                                     =========    =========    =========    =========    =========    =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)


                                                                           SIX MONTHS ENDED JUNE 30, 2000
                                                 ---------------------------------------------------------------------------------
                                                                               CANADA        NON-
                                                    PARENT      GUARANTORS     COMPANY     GUARANTORS   ELIMINATIONS  CONSOLIDATED
                                                 ------------   ----------     --------    ----------   ------------  ------------
Cash Flows from Operating Activities:
    Cash Flows Provided by (Used in)
      Operating Activities .........................   $ (13,796)   $  85,576    $  (4,987)   $   6,278    $    --      $  73,071

Cash Flows from Investing Activities:
  Investment in Convertible Preferred Stock ........        --         (6,500)        --           --           --         (6,500)
  Cash Paid for Acquisitions, net of cash
    acquired .......................................      (3,895)     (57,012)          55      (10,247)        --        (71,099)
  Capital Expenditures .............................     (10,960)     (44,397)      (1,999)      (5,410)        --        (62,766)
  Intercompany Loans to Subsidiaries ...............    (239,690)     (18,822)        --           --        258,512         --
  Additions to Customer Acquisition Costs ..........        --         (4,431)        (670)        --           --         (5,101)
  Other, Net .......................................         (11)        (487)         (45)        --           --           (543)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Cash Flows Used in Investing
      Activities ...................................    (254,556)    (131,649)      (2,659)     (15,657)     258,512     (146,009)

Cash Flows from Financing Activities:
  Repayment of Debt ................................    (114,830)    (172,277)        (908)      (7,078)        --       (295,093)
  Proceeds from Borrowings .........................     358,500        1,885        1,163          283         --        361,831
  Debt Financing from  Minority Shareholders .......        --           --           --          9,479         --          9,479
  Intercompany Loans from Parent ...................      24,200      214,106        9,973       10,233     (258,512)        --
  Proceeds from Exercise of Stock Options ..........       3,862         --           --           --           --          3,862
  Debt Financing and Stock Issuance Costs ..........      (2,771)        (297)        --           --           --         (3,068)
                                                       ---------    ---------    ---------    ---------    ---------    ---------
    Cash Flows Provided by Financing ...............     268,961       43,417       10,228       12,917     (258,512)      77,011
      Activities

Effect of Exchange Rates on Cash and Cash
  Equivalents ......................................        --             81         (797)       1,160         --            444
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Increase (Decrease) in Cash and Cash Equivalents ...         609       (2,575)       1,785        4,698         --          4,517

Cash and Cash Equivalents, Beginning of Period .....        --          2,260         --          1,570         --          3,830
                                                       ---------    ---------    ---------    ---------    ---------    ---------
Cash and Cash Equivalents, End of Period ...........   $     609    $    (315)   $   1,785    $   6,268    $    --      $   8,347
                                                       =========    =========    =========    =========    =========    =========

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)

(7) EARNINGS PER SHARE

In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three and six months ended June 30, 2001, 2,992 potential common shares have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.


(8) SEGMENT INFORMATION

An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:


                                          BUSINESS      OFF SITE
                                          RECORDS         DATA                    CORPORATE      TOTAL
                                        MANAGEMENT     PROTECTION  INTERNATIONAL   & OTHER    CONSOLIDATED
                                        -----------    ----------  -------------  ---------   ------------
THREE MONTHS ENDED JUNE 30, 2001
Revenue ...........................   $   193,218       $47,876      $ 39,663   $    12,577    $   293,334
EBITDA ............................        52,986        12,669         8,875         1,088         75,618

THREE MONTHS ENDED JUNE 30, 2000
Revenue ...........................       174,291        41,071        30,626         6,577        252,565
EBITDA ............................        49,930        11,272         5,613          (947)        65,868

SIX MONTHS ENDED JUNE 30, 2001
Revenue ...........................   $   383,140       $92,792      $ 76,542   $    24,782    $   577,256
EBITDA ............................       103,200        23,480        17,554         5,169        149,403
Total Assets ......................     1,085,361        78,814       377,218     1,282,035      2,823,428

SIX MONTHS ENDED JUNE 30, 2000
Revenue ...........................       318,330        79,686        55,500        11,186        464,702
EBITDA ............................        88,595        19,831        10,571         1,093        120,090


EBITDA, as presented above, is defined as earnings before interest, taxes, depreciation, amortization, extraordinary items, other income, merger-related expenses and stock option compensation expense.

The Company's consulting business, previously analyzed as part of Business Records Management, is now analyzed within the Corporate & Other category. In addition, certain allocations from Corporate & Other to Business Records Management and Off Site Data Protection have been changed. To the extent practicable, the prior period numbers shown above have been adjusted to reflect both such changes.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)


(8) SEGMENT INFORMATION (CONTINUED)

A reconciliation from the segment information to the consolidated balances for income (loss) before provision (benefit) for income taxes and minority interest is as follows:

                                                       THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                       ---------------------------      -------------------------
                                                             2001          2000           2001          2000
                                                             ----          ----           ----          ----
EBITDA ................................................    $ 75,618     $ 65,868         $149,403     $120,090
Depreciation and Amortization .........................     (37,788)     (31,644)         (73,506)     (57,947)
Stock Option Compensation Expense .....................        --        (14,939)            --        (14,939)
Merger-related Expenses ...............................        (377)      (3,875)          (1,178)      (4,391)
Interest Expense ......................................     (34,043)     (30,245)         (68,030)     (54,028)
Other Income (Expense), net ...........................       7,015       (3,699)          (2,172)      (4,480)
                                                          ---------    ---------        ---------    ----------
   Income (Loss) Before Provision (Benefit)
      for Income Taxes and Minority Interest ..........    $ 10,425     $(18,534)        $  4,517     $(15,695)
                                                          =========    =========        =========    ==========

Information as to the Company's operations in different geographical areas is as follows:

                                                          THREE MONTHS ENDED JUNE 30,
                                                          ---------------------------
                                                            2001             2000
                                                            ----             ----
Revenues:
United States .........................................   $253,671         $221,939
International .........................................     39,663           30,626
                                                          --------         --------
   Total Revenues .....................................   $293,334         $252,565
                                                          ========         ========

                                                            SIX MONTHS ENDED JUNE 30,
                                                            -------------------------
                                                            2001             2000
                                                            ----             ----
Revenues:
United States .........................................   $500,714         $409,202
International .........................................     76,542           55,500
                                                          --------         --------
   Total Revenues .....................................   $577,256         $464,702
                                                          ========         ========

                                                       JUNE 30, 2001    DECEMBER 31, 2000
                                                       -------------    -----------------
Long-lived Assets:
United States .........................................   $2,072,934        $2,050,257
International .........................................      429,656           372,171
                                                          ----------        ----------
   Total Long-lived Assets.............................   $2,502,590        $2,422,428
                                                          ==========        ==========


(9) SUBSEQUENT EVENTS

The Company redeemed the remaining $5,412 of principal amount of the 11-1/8% notes in July 2001, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest, totaling $6,016.

                           IRON MOUNTAIN INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (In Thousands)
                                   (Unaudited)
                                   (Continued)



(9) SUBSEQUENT EVENTS (CONTINUED)

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. We expect the adoption of SFAS No. 142 will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. For the six months ended June 30, 2001, the Company recorded goodwill amortization of $29,480. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its intangible assets.

                           IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of the Company's financial condition and results of operations for the three and six months ended June 30, 2001 and 2000 should be read in conjunction with the condensed consolidated financial statements and footnotes for the three and six months ended June 30, 2001 included herein, and the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

OVERVIEW

The Company's consolidated revenues increased $40.8 million, or 16.1%, to $293.3 million for the second quarter of 2001 from $252.6 million for the second quarter of 2000. Internal revenue growth, calculated in local currency for our international operations and as if Pierce Leahy had merged with Iron Mountain on January 1, 2000, was 10.9%. For the six months ended June 30, 2001, the Company's consolidated revenues were $577.3 million compared to $464.7 million for the same period last year, an increase of 24.2%. Internal revenue growth, calculated in local currency for our international operations and as if Pierce Leahy had merged with Iron Mountain on January 1, 2000, was 11.0%.

During the second quarter of 2001, the Company acquired four businesses for total consideration of $11.1 million. These four acquisitions reported approximately $5 million in revenues for the fiscal year 2000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Consolidated storage revenues increased $23.4 million, or 15.8%, to $171.9 million for the second quarter of 2001, from $148.4 million for the second quarter of 2000. The increase was attributable to: (i) internal revenue growth of 11.5% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (ii) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

Consolidated service and storage material sales revenues increased $17.3 million, or 16.6%, to $121.4 million for the second quarter of 2001, from $104.1 million for the second quarter of 2000. The increase was attributable to: (i) internal revenue growth of 10.0% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (ii) acquisitions. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

For the reasons discussed above, total consolidated revenues increased $40.8 million, or 16.1%, to $293.3 million for the second quarter of 2001 from $252.6 million for the second quarter of 2000.

                           IRON MOUNTAIN INCORPORATED

Consolidated cost of sales (excluding depreciation) increased $17.1 million, or 14.0%, to $139.0 million (47.4% of consolidated revenues) for the second quarter of 2001 from $122.0 million (48.3% of consolidated revenues) for the second quarter of 2000. The dollar increase was consistent with the revenue growth of the Company and was partially offset by operating efficiencies at the Company's US and Canadian operations, particularly related to facility and labor costs. These efficiencies were gained as a result of an increase in scale. The decrease as a percentage of revenue was primarily attributable to the operating efficiencies mentioned above, offset by lower margins in the Company's expanding Confidential Destruction services. In US and Canadian operations, the facility costs increased $3.1 million, or 9.0%, and labor increased $7.2 million, or 12.4%, versus an increase in revenue of $35.3 million, or 15.0%. The Company's Confidential Destruction business generated gross margins of 42.6%, which negatively impacted the Company's gross margins by 0.2%.

Consolidated selling, general and administrative expenses increased $14.0 million, or 21.6%, to $78.7 million (26.8% of consolidated revenues) for the second quarter of 2001 from $64.7 million (25.6% of consolidated revenues) for the second quarter of 2000. The dollar increase was primarily attributable to revenue growth of the Company, while the increase as a percentage of revenues was primarily attributable to: (i) $1.2 million of spending in the second quarter of 2001 for the Company's marketing and information technology initiatives related to the development of complementary technology-based service offerings; (ii) $1.2 million of increased spending for account management compensation at the Company's US and Canadian operations; and (iii) $2.3 million of increased bad debt expenses. These increases were offset by decreased spending in management and administrative compensation as a percentage of revenue (from 9.2% to 9.0%) due to efficiencies gained as a result of an increase in scale at the Company's US and Canadian operations.

Consolidated depreciation and amortization expense increased $6.1 million, or 19.4%, to $37.8 million (12.9% of consolidated revenues) for the second quarter of 2001 from $31.6 million (12.5% of consolidated revenues) for the second quarter of 2000. Depreciation expense increased $4.6 million, primarily attributable to the additional depreciation expense related to the 2000 and 2001 acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. Amortization expense increased $1.5 million, primarily due to the additional amortization related to the goodwill generated by the Company's 2000 and 2001 acquisitions.

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. There were no such costs in the second quarter of 2001 compared to $14.9 million for the second quarter of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.4 million (0.1% of consolidated revenues) for the second quarter of 2001 compared to $3.9 million (1.5% of consolidated revenues) for the second quarter of 2000.

                           IRON MOUNTAIN INCORPORATED

As a result of the foregoing factors, consolidated operating income increased $22.0 million, or 143.0%, to $37.5 million (12.8% of consolidated revenues) for the second quarter of 2001 from $15.4 million (6.1% of consolidated revenues) for the second quarter of 2000.

Consolidated interest expense increased $3.8 million, or 12.6%, to $34.0 million for the second quarter of 2001 from $30.2 million for the second quarter of 2000. The increase was primarily attributable to increased indebtedness related to: (i) the inclusion of $4.7 million of interest expense on the 8-5/8% notes, which were issued in April 2001 and (ii) the financing of acquisitions and capital expenditures. These increases were partially offset by reduced interest expense of $3.3 million due to the early retirement of the 11-1/8% notes as well as a decline in the weighted average interest rate on the Company's variable rate debt.

Consolidated other income (expense) was income of $7.0 million for the second quarter of 2001 compared to an expense of $3.7 million for the second quarter of 2000. The change was primarily due to the effect of the strengthening of the Canadian dollar against the U.S. dollar in the second quarter of 2001 as it relates to Canada Company's 8-1/8% Senior Subordinated Notes versus the weakening in both the Canadian dollar as it relates to the notes and the intercompany balances with the Company's Canadian subsidiaries and the British pound sterling as it relates to intercompany balances with the Company's European subsidiaries against the U.S. dollar in the second quarter of 2000.

As a result of the foregoing factors, consolidated income (loss) before provision for income taxes and minority interest increased $29.0 million to income of $10.4 million (3.6% of consolidated revenues) for the second quarter of 2001 from a loss of $18.5 million (7.3% of consolidated revenues) for the second quarter of 2000. The provision for income taxes was $16.1 million for the second quarter of 2001 compared to $9.8 million for the second quarter of 2000. The provision was calculated by applying the Company's effective tax rate to the pre-tax income (loss). The Company's effective tax rate is based on an estimate of annual pre-tax income and is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with particular acquisitions.

Consolidated loss before extraordinary item decreased $23.3 million to $5.0 million (1.7% of consolidated revenues) for the second quarter of 2001 from $28.2 million (11.2% of consolidated revenues) for the second quarter of 2000. In addition, the Company recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) related to the early retirement of the 11-1/8% notes in conjunction with the Company's underwritten public offering of the 8-5/8% notes in the second quarter of 2001.

As noted in Note 8, Segment Information, of Notes to Condensed Consolidated Financial Statements, EBITDA is used for the Company's internal measurement of financial performance. As a result of the foregoing factors, consolidated EBITDA increased $9.8 million, or 14.8%, to $75.6 million (25.8% of consolidated revenues) for the second quarter of 2001 from $65.9 million (26.1% of consolidated revenues) for the second quarter of 2000. Excluding the $1.2 million of expenses related to the Company's technology-related service offerings, the Company's EBITDA margin for the second quarter of 2001 was 26.2% of consolidated revenues. There were no such costs in the second quarter of 2000. EBITDA margins at the Company's Business Records Management and Off Site Data Protection segments declined primarily due to the increased costs inherent in the decentralization of the Company's administrative functions which took place in the second half of 2000. In the Business Records Management segment, EBITDA margins also declined due to increased effort in accounts receivable management. In the Off Site Data Protection segment, these increased overhead costs were partially offset by improved gross margin performance driven by operational efficiencies achieved with the increase in revenue, particularly as it relates to labor and transportation costs. EBITDA margins at the Company's international segment increased from 18.3% to 22.4% primarily due to a decrease in management and administrative expenses as a percentage of revenue in the Company's Canadian subsidiary as a result of efficiencies gained through the increase in scale with the acquisition of FACS in December 2000. These gains were partially offset by an increase of $0.9 million of bad debt expense at the Company's European operations.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Consolidated storage revenues increased $66.4 million, or 24.3%, to $339.8 million for the first six months of 2001, from $273.4 million for the first six months of 2000. The increase was attributable to: (i) acquisitions, particularly the inclusion of Pierce Leahy's revenue for six months of 2001 versus five months of 2000; and (ii) internal revenue growth of 12.1% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers. The total increase in storage revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

                           IRON MOUNTAIN INCORPORATED

Consolidated service and storage material sales revenues increased $46.2 million, or 24.1%, to $237.5 million for the first six months of 2001, from $191.3 million for the first six months of 2000. The increase was attributable to: (i) acquisitions, particularly the inclusion of Pierce Leahy's revenue for six months of 2001 versus five months of 2000; and (ii) internal revenue growth of 9.5% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of currency translation as a result of the strengthening of the U.S. dollar against certain foreign currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

For the reasons discussed above, total consolidated revenues increased $112.6 million, or 24.2%, to $577.3 million for the first six months of 2001 from $464.7 million for the first six months of 2000.

Consolidated cost of sales (excluding depreciation) increased $52.4 million, or 23.2%, to $278.9 million (48.3% of consolidated revenues) for the first six months of 2001 from $226.4 million (48.7% of consolidated revenues) for the first six months of 2000. The dollar increase was consistent with the revenue growth of the Company and was partially offset by operating efficiencies at the Company's US and Canadian operations, particularly related to labor and facility costs. These efficiencies were gained as a result of an increase in scale. The decrease as a percentage of revenue was primarily attributable to the operating efficiencies mentioned above, offset by lower margins in the Company's expanding Confidential Destruction services. In US and Canadian operations, the labor increased $21.3 million or 19.7%, and facility costs increased $14.7 million or 23.0%, versus an increase in revenue of $102.0 million, or 23.6%. The Company's Confidential Destruction business generated gross margins of 42.4%, which negatively impacted the Company's gross margins by 0.2%.

Consolidated selling, general and administrative expenses increased $30.8 million, or 26.1%, to $149.0 million (25.8% of consolidated revenues) for the first six months of 2001 from $118.2 million (25.4% of consolidated revenues) for the first six months of 2000. The dollar increase was primarily attributable to revenue growth of the Company, while the increase as a percentage of revenues was primarily attributable to: (i) $2.1 million of spending in the first six months of 2001 for the Company's marketing and information technology initiatives related to the development of complementary technology-based service offerings; (ii) $2.7 million of increased spending in account management compensation at the Company's US and Canadian operations; and (iii) $3.5 million of increased bad debt expenses. The increases were offset by a decrease in spending for management and administrative compensation as a percentage of revenue (from 9.4% to 8.7%) due to efficiencies gained as a result of an increase in scale at the Company's US and Canadian operations.

Consolidated depreciation and amortization expense increased $15.6 million, or 26.9%, to $73.5 million (12.7% of consolidated revenues) for the first six months of 2001 from $57.9 million (12.5% of consolidated revenues) for the first six months of 2000. Depreciation increased $10.6 million, primarily attributable to the additional depreciation expense related to the 2000 and 2001 acquisitions, particularly the inclusion of Pierce Leahy's expenses for six months of 2001 versus five months of 2000, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. Amortization increased $5.0 million, primarily attributable to the additional amortization related to the goodwill generated by the Company's 2000 and 2001 acquisitions, particularly Pierce Leahy.

                           IRON MOUNTAIN INCORPORATED

Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. There were no such costs for the first six months of 2001 compared to $14.9 million for the same period of 2000.

Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $1.2 million (0.2% of consolidated revenues) for the first six months of 2001 compared to $4.4 million (0.9% of consolidated revenues) for the same period of 2000.

As a result of the foregoing factors, consolidated operating income increased $31.9 million, or 74.5%, to $74.7 million (12.9% of consolidated revenues) for the first six months of 2001 from $42.8 million (9.2% of consolidated revenues) for the first six months of 2000.

Consolidated interest expense increased $14.0 million, or 25.9%, to $68.0 million for the first six months of 2001 from $54.0 million for the first six months of 2000. The increase was primarily attributable to increased indebtedness related to: (i) the inclusion of Pierce Leahy's debt for six months of 2001 versus five months of 2000 resulting in an increase of approximately $4.7 million; (ii) the inclusion of $4.7 million of interest expense on the 8-5/8% notes, which were issued in April 2001; and (iii) the financing of acquisitions and capital expenditures. These increases were partially offset by reduced interest expense of $2.0 million due to the early retirement of the 11-1/8% notes as well as a decline in the weighted average interest rate on the Company's variable rate debt.

Consolidated other expense was $2.2 million for the first six months of 2001 compared to $4.5 million for the first six months of 2000. The change was primarily due to the more dramatic weakening in both the Canadian dollar as it relates to intercompany balances with the Company's Canadian subsidiaries and the British pound sterling as it relates to intercompany balances with the Company's European subsidiaries against the U.S. dollar in the first six months of 2000 versus the first six months of 2001.

As a result of the foregoing factors, consolidated income (loss) before provision for income taxes and minority interest increased $20.2 million to income of $4.5 million (0.8% of consolidated revenues) for the first six months of 2001 from a loss of $15.7 million (3.4% of consolidated revenues) for the first six months of 2000. The provision for income taxes was $7.3 million for the first six months of 2001 compared to $18.4 million for the first six months of 2000. The provision was calculated by applying the Company's effective tax rate to the pre-tax income (loss). The Company's effective tax rate is based on an estimate of annual pre-tax income and is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with particular acquisitions. For the six months ended June 30, 2001, the Company recorded $19.6 million in nondeductible goodwill amortization expense.

Consolidated loss before extraordinary item decreased $31.9 million to $1.8 million (0.3% of consolidated revenues) for the first six months of 2001 from $33.6 million (7.2% of consolidated revenues) for the first six months of 2000. In April 2001, the Company recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) related to the early retirement of the 11-1/8% notes in conjunction with the Company's underwritten public offering of the 8-5/8% notes.

As noted in Note 8, Segment Information, of Notes to Condensed Consolidated Financial Statements, EBITDA is used for the Company's internal measurement of financial performance. As a result of the foregoing factors, consolidated EBITDA increased $29.3 million, or 24.4%, to $149.4 million (25.9% of consolidated revenues) for the first six months of 2001 from $120.1 million (25.8% of consolidated revenues) for the first six months of 2000. Excluding the $2.1 million of expenses related to the Company's technology-related service offerings, the Company's EBITDA margin for the first six months of 2001 was 26.2% of consolidated revenues. There were no such costs in the first six months of 2000. EBITDA margins at the Company's Business Records Management segment declined primarily due to the increased costs associated with the decentralization of the Company's administrative functions, which took place in the second half of 2000, as well as increased effort in accounts receivable management. The decline in margins caused by decentralization at the Company's Off Site Data Protection segment was more than offset by gross margin improvement driven by operational efficiencies achieved with the increase in revenue, particularly as it relates to labor and transportation costs. EBITDA margins in the Company's international segment increased from 19.0% to 22.9% due to the inclusion of an additional month in 2001 of the Company's more profitable Canadian business acquired as a part of the Pierce Leahy acquisition and efficiency gains from the December 2000 acquisition of FACS. These increases were partially offset by an increase of $1.0 million of bad debt expense at the Company's European operations.

                           IRON MOUNTAIN INCORPORATED

LIQUIDITY AND CAPITAL RESOURCES

The Company has made significant capital investments, consisting primarily of: (i) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); (ii) acquisitions; and
(iii) customer acquisition costs. Cash paid for these investments during the first six months of 2001 amounted to $90.0 million, $44.8 million and $5.8 million, respectively. These investments have been primarily funded through cash flows from operations and borrowings under the Company's credit agreements. Included in capital expenditures is $2.7 million related to the Company's technology-based service offerings.

Net cash provided by operations was $62.8 million for the first six months of 2001 compared to $73.1 million for the same period in 2000. The decrease primarily resulted from an increase in trade accounts receivable and prepaid expenses and a decrease in net deferred tax liabilities and accrued expenses which was partially offset by an increase in operating income and trade accounts payable.

Net cash provided by financing activities was $107.8 million for the first six months of 2001, consisting primarily of net proceeds of $218.6 million from the sale of 8-5/8% Notes and equity contributions from minority shareholders of $24.7 million, which were partially offset by the early retirement of 11-1/8% Notes of $133.7 million.

In April 2001, Iron Mountain completed an underwritten public offering of $225.0 million in aggregate principal amount of 8-5/8% Senior Subordinated Notes due 2013. The 8-5/8% notes were issued at a price to investors of 100% of par. The net proceeds to the Company, $218.6 million after paying the underwriters' discounts and commissions and related expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 11-1/8% Senior Subordinated Notes due 2006, to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

In April 2001, the Company received and accepted tenders for $124.6 million of the outstanding principal amount of its 11-1/8% notes. The Company recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) in the second quarter related to the early retirement of the 11-1/8% notes. The Company redeemed the remaining $5.4 million of principal amount of the 11-1/8% notes in July 2001, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest, totaling $6.0 million.

In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. We expect the adoption of SFAS No. 142 will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. For the six months ended June 30, 2001, the Company recorded goodwill amortization of $29.5 million. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its intangible assets.

                           IRON MOUNTAIN INCORPORATED

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In December 2000 and January 2001, the Company entered into certain derivative financial contracts, which are variable-for-fixed swaps of interest payments payable on an aggregate principal amount of $195.5 million of the Company's Tranche B term loan and certain variable operating lease commitments.

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

As of June 30, 2001, the Company had $178.0 million of variable rate debt outstanding with a weighted average interest rate of 6.42% and $1,274.3 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1%, such increase would have had a negative impact on the Company's net income for the three and six month periods ended June 30, 2001 by approximately $0.3 and $0.6 million, respectively. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of June 30, 2001.

PART II.  OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

The following matters were voted on by the Company's stockholders at its Annual Meeting of Stockholders held on May 24, 2001 (the "2001 Annual Meeting").

(a) ELECTION OF CLASS I DIRECTORS

Election of three (3) Class I directors to serve until the Company's Year 2004 Annual Meeting of Stockholders, or until their successors are elected and qualified.

                                         TOTAL VOTE FOR      TOTAL VOTE WITHHELD
                                         EACH DIRECTOR       FROM EACH DIRECTOR      BROKER NON-VOTES
                                         --------------     ---------------------    ----------------
Clarke H. Bailey .....................     46,673,871             766,717                   0
Constantin R. Boden ..................     46,676,220             764,368                   0
Eugene B. Doggett ....................     46,617,311             823,277                   0


The following directors' terms continued after the 2001 Annual Meeting: B. Thomas Golisano, John F. Kenny, Jr., Howard D. Ross, Vincent J. Ryan, Kent P. Dauten, Arthur D. Little, J. Peter Pierce and C. Richard Reese.

(b) RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANTS

Ratification of the selection by the Board of Directors of the firm of Arthur Andersen LLP as the Company's independent public accountants for the current year.

         FOR            AGAINST          ABSTAIN         BROKER NON-VOTES
         ---            -------          -------         ----------------
      46,980,829        466,237          13,522                0

                           IRON MOUNTAIN INCORPORATED

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    EXHIBIT NO.                DESCRIPTION
    10.1 Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust - 2001, as Lessor, and the Company, as Lessee
    10.2 Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust - 2001, as Lessor
    10.3 Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust - 2001, as Lessor, and Iron Mountain Records Management, Inc., as Construction Agent

(b) REPORTS ON FORM 8-K


None.

                           IRON MOUNTAIN INCORPORATED

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        IRON MOUNTAIN INCORPORATED



AUGUST 14, 2001                    By:           /S/  JEAN A. BUA
---------------                         ---------------------------------------
   (date)                               Jean A. Bua
                                        Vice President and Corporate Controller
                                        (Principal Accounting Officer)