Form 10-Q
period 2001-09-30
IRON MOUNTAIN INC/PA
filed 2001-11-14
CIK 1020569

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER 1-13045

                            ------------------------

                           IRON MOUNTAIN INCORPORATED

             (Exact Name of Registrant as Specified in its Charter)

            PENNSYLVANIA                                  23-2588479
   (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                      745 ATLANTIC AVENUE, BOSTON, MA 02111
          (Address of Principal Executive Offices, Including Zip Code)

                                 (617) 535-4766
              (Registrant's Telephone Number, Including Area Code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of the registrant's Common Stock outstanding as of November 2, 2001: 56,026,635

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED

                                     INDEX

                                                                                       PAGE
                                                                                     --------
PART I--FINANCIAL INFORMATION

Item 1            --   Unaudited Consolidated Financial Statements

                       Consolidated Balance Sheets at September 30, 2001 and
                         December 31, 2000 (Unaudited).............................       3

                       Consolidated Statements of Operations for the Three Months
                         Ended September 30, 2001 and 2000 (Unaudited).............       4

                       Consolidated Statements of Operations for the Nine Months
                         Ended
                         September 30, 2001 and 2000 (Unaudited)...................       5

                       Consolidated Statements of Cash Flows for the Nine Months
                         Ended September 30, 2001 and 2000 (Unaudited).............       6

                       Notes to Consolidated Financial Statements (Unaudited)......    7-21

Item 2            --   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................   22-29

Item 3            --   Quantitative and Qualitative Disclosures About Market
                         Risk......................................................      29

PART II -- OTHER INFORMATION

Item 6            --   Exhibits and Reports on Form 8-K............................      30

                       Signature...................................................      31

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
ASSETS

Current Assets:
  Cash and cash equivalents.................................   $   60,138      $    6,200
  Accounts receivable (less allowances of $17,894 and
    $15,989 respectively)...................................      223,760         176,442
  Deferred income taxes.....................................       30,667          30,990
  Prepaid expenses and other................................       40,564          23,036
                                                               ----------      ----------
    Total Current Assets....................................      355,129         236,668
Property, Plant and Equipment:
  Property, plant and equipment.............................    1,122,637         984,939
  Less: Accumulated depreciation............................     (214,009)       (152,545)
                                                               ----------      ----------
    Property, Plant and Equipment, net......................      908,628         832,394
Other Assets, net:
  Goodwill..................................................    1,525,670       1,525,630
  Customer acquisition costs................................       31,881          27,692
  Deferred financing costs..................................       19,933          14,534
  Other.....................................................       12,646          22,178
                                                               ----------      ----------
    Total Other Assets, net.................................    1,590,130       1,590,034
                                                               ----------      ----------
    Total Assets............................................   $2,853,887      $2,659,096
                                                               ==========      ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Current portion of long-term debt.........................   $   30,237      $   40,789
  Accounts payable..........................................       50,998          42,531
  Accrued expenses..........................................      166,455         153,291
  Deferred income...........................................       82,367          53,884
  Other current liabilities.................................       19,650          23,558
                                                               ----------      ----------
    Total Current Liabilities...............................      349,707         314,053
Long-term Debt, net of current portion......................    1,469,866       1,314,342
Other Long-term Liabilities.................................       21,131           7,920
Deferred Rent...............................................       17,484          16,346
Deferred Income Taxes.......................................       39,699          38,948
Minority Interest...........................................       66,470          43,029

Shareholders' Equity:
  Common stock..............................................          560             553
  Additional paid-in capital................................    1,002,396         990,854
  Accumulated deficit.......................................      (88,994)        (59,383)
  Accumulated other comprehensive items.....................      (24,432)         (7,566)
                                                               ----------      ----------
    Total Shareholders' Equity..............................      889,530         924,458
                                                               ----------      ----------
    Total Liabilities and Shareholders' Equity..............   $2,853,887      $2,659,096
                                                               ==========      ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Storage...................................................  $175,012   $152,959
  Service and storage material sales........................   116,661    103,174
                                                              --------   --------
    Total Revenues..........................................   291,673    256,133

Operating Expenses:
  Cost of sales (excluding depreciation)....................   139,918    125,079
  Selling, general and administrative.......................    76,822     63,783
  Depreciation and amortization.............................    38,921     34,829
  Stock option compensation expense.........................        --        171
  Merger-related expenses...................................     1,049      1,262
                                                              --------   --------
    Total Operating Expenses................................   256,710    225,124
                                                              --------   --------
Operating Income............................................    34,963     31,009
Interest Expense............................................    33,421     31,038
Other Expense...............................................   (13,845)    (3,025)
                                                              --------   --------
    Loss Before Provision (Benefit) for Income Taxes and
      Minority Interest.....................................   (12,303)    (3,054)
Provision (Benefit) for Income Taxes........................     3,440     (7,023)
Minority Interest in Earnings (Losses) of Subsidiaries......        27       (630)
                                                              --------   --------
    Income (Loss) before Extraordinary Item.................   (15,770)     4,599
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $4,861 and $1,928 respectively).........    (7,039)    (2,892)
                                                              --------   --------
    Net Income (Loss).......................................  $(22,809)  $  1,707
                                                              ========   ========
Net Income (Loss) per Common Share--Basic and Diluted:
  Income (Loss) before Extraordinary Item...................  $  (0.28)  $   0.08
  Extraordinary Charge from Early Extinguishment of Debt....     (0.13)     (0.05)
                                                              --------   --------
    Net Income (Loss) per Share--Basic and Diluted..........  $  (0.41)  $   0.03
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic...........    55,925     54,827
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    55,925     56,130
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
Revenues:
  Storage...................................................  $514,768   $426,343
  Service and storage material sales........................   354,161    294,492
                                                              --------   --------
    Total Revenues..........................................   868,929    720,835

Operating Expenses:
  Cost of sales (excluding depreciation)....................   418,768    351,510
  Selling, general and administrative.......................   225,825    181,964
  Depreciation and amortization.............................   112,427     92,776
  Stock option compensation expense.........................        --     15,110
  Merger-related expenses...................................     2,227      5,653
                                                              --------   --------
    Total Operating Expenses................................   759,247    647,013
                                                              --------   --------
Operating Income............................................   109,682     73,822
Interest Expense............................................   101,451     85,066
Other Expense...............................................   (16,017)    (7,505)
                                                              --------   --------
    Loss Before Provision for Income Taxes and Minority
      Interest..............................................    (7,786)   (18,749)
Provision for Income Taxes..................................    10,694     11,353
Minority Interest in Losses of Subsidiaries.................      (943)    (1,073)
                                                              --------   --------
    Loss before Extraordinary Item..........................   (17,537)   (29,029)
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $8,161 and $1,928 respectively).........   (11,819)    (2,892)
                                                              --------   --------
    Net Loss................................................  $(29,356)  $(31,921)
                                                              ========   ========
Net Loss per Common Share -- Basic and Diluted:
  Loss before Extraordinary Item............................  $  (0.32)  $  (0.55)
  Extraordinary Charge from Early Extinguishment of Debt....     (0.21)     (0.06)
                                                              --------   --------
    Net Loss per Share--Basic and Diluted...................  $  (0.53)  $  (0.61)
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic and
  Diluted...................................................    55,670     52,480
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic and
  Diluted...................................................    55,670     52,480
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Loss..................................................  $(29,356)  $(31,921)
  Adjustments to Reconcile Net Loss before Extraordinary
    Item:
    Extraordinary Charge from Early Extinguishment of
     Debt...................................................    11,819      2,892
                                                              --------   --------
  Loss before Extraordinary Item............................   (17,537)   (29,029)
  Adjustments to Reconcile Net Loss before Extraordinary
    Item to Cash
    Provided by Operating Activities:
    Minority Interests in Losses of Subsidiaries............      (943)    (1,073)
    Depreciation and Amortization...........................   112,427     92,776
    Impairment of Long-term Assets..........................     6,925         --
    Amortization of Deferred Financing Costs and Bond
     Discount...............................................     3,588      2,082
    Provision for Doubtful Accounts.........................     8,491      4,101
    Stock Option Compensation Expense.......................        --     15,110
    Foreign Currency Loss...................................     8,661      7,723
    Other, Net..............................................       (32)       (50)
  Changes in Assets and Liabilities (Exclusive of
    Acquisitions):
    Accounts Receivable.....................................   (30,423)   (16,209)
    Prepaid Expenses and Other Current Assets...............    (7,723)    11,614
    Deferred Income Taxes...................................     8,325      9,697
    Other Assets............................................      (466)        55
    Accounts Payable........................................     8,447     (3,618)
    Accrued Expenses........................................     5,182     16,080
    Deferred Income.........................................     2,363       (680)
    Other Current Liabilities...............................      (156)        --
    Deferred Rent...........................................     1,164      1,490
    Other Long-term Liabilities.............................      (115)      (387)
                                                              --------   --------
      Cash Flows Provided by Operating Activities...........   108,178    109,682

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital Expenditures......................................  (136,771)  (116,158)
  Cash Paid for Acquisitions, net of cash acquired..........   (54,647)   (76,119)
  Investment in Convertible Preferred Stock.................        --     (6,524)
  Additions to Customer Acquisition Costs...................    (6,602)   (10,147)
  Other, Net................................................       970      1,113
                                                              --------   --------
      Cash Flows Used in Investing Activities...............  (197,050)  (207,835)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of Debt.........................................  (116,695)  (579,277)
  Early Retirement of Senior Subordinated Notes.............  (304,352)        --
  Proceeds from Borrowings..................................   104,820    388,230
  Proceeds from Term Loans..................................        --    350,000
  Net Proceeds from Sale of Senior Subordinated Notes.......   427,924         --
  Equity Contributions from Minority Shareholders...........    24,744         --
  Debt Financing from (Repayment to) Minority
    Shareholders............................................    (3,908)     9,457
  Proceeds from Exercise of Stock Options...................     8,453      5,460
  Financing and Stock Issuance Costs........................      (166)    (5,419)
                                                              --------   --------
      Cash Flows Provided by Financing Activities...........   140,820    168,451
Effect of Exchange Rates on Cash and Cash Equivalents.......     1,990        459
                                                              --------   --------
Increase in Cash and Cash Equivalents.......................    53,938     70,757
Cash and Cash Equivalents, Beginning of Period..............     6,200      3,830
                                                              --------   --------
Cash and Cash Equivalents, End of Period....................  $ 60,138   $ 74,587
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(1)  GENERAL

    The interim consolidated financial statements presented herein have been prepared by Iron Mountain Incorporated (the "Company") without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

    The consolidated balance sheet presented as of December 31, 2000 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

    Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation.

(2)  COMPREHENSIVE INCOME (LOSS)

    Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company's total comprehensive income
(loss) is as follows:

                                                        THREE MONTHS ENDED     NINE MONTHS ENDED
                                                           SEPTEMBER 30,         SEPTEMBER 30,
                                                        -------------------   -------------------
                                                          2001       2000       2001       2000
                                                        --------   --------   --------   --------
Comprehensive Income (Loss):
  Net Income (Loss)...................................  $(22,809)  $ 1,707    $(29,356)  $(31,921)
  Other Comprehensive Loss:
    Foreign Currency Translation Adjustment...........    (2,215)   (1,144)     (3,265)    (3,621)
    Transition Adjustment Charge......................        --        --        (214)        --
    Unrealized Loss on Hedging Contracts..............   (11,693)       --     (13,387)        --
                                                        --------   -------    --------   --------
  Comprehensive Income (Loss).........................  $(36,717)  $   563    $(46,222)  $(35,542)
                                                        ========   =======    ========   ========

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    The Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," on January 1, 2001. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214.

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
    The Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its Tranche B debt as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As a result of these interest rate swap agreements, the Company has recorded a derivative liability of and a corresponding cumulative charge to accumulated other comprehensive items of $13,601 at September 30, 2001.

    For the three and nine months ended September 30, 2001, the Company recorded net losses of $919 and $1,375 resulting from interest rate swap settlements in interest, and $219 and $352 in rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

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

    During the nine months ended September 30, 2001, the Company purchased substantially all of the assets, and assumed certain liabilities, of 13 businesses.

    Each of the 2001 acquisitions and all 12 of the records and information management services businesses acquired during 2000 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 2001 and 2000 acquisitions, related real estate was also purchased. For the 2001 acquisitions closed prior to July 1, 2001, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $53,252 which has been assigned to goodwill and is being amortized over 20 to 30 years. For the 2001 acquisitions closed subsequent to June 30, 2001, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $3,975 which has been assigned to goodwill and has not been amortized. The Company recorded goodwill amortization expense of $14,735 and $44,217 for the three and nine months ended Septemer 30, 2001.

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(4)  ACQUISITIONS (CONTINUED)
    In connection with the 2001 and 2000 acquisitions, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters primarily include completion of planned abandonments of facilities and employee severance costs for certain 2001 and 2000 acquisitions.

    The following is a summary of reserves related to such restructuring activities:

                                                      SEPTEMBER 30,   DECEMBER 31,
                                                          2001            2000
                                                      -------------   ------------
Reserves, Beginning Balance.........................    $ 28,514        $  9,340
Reserves Established................................       2,729          31,409
Expenditures........................................      (6,251)         (7,539)
Adjustments to Goodwill.............................      (2,828)         (4,696)
                                                        --------        --------
Reserves, Ending Balance............................    $ 22,164        $ 28,514
                                                        ========        ========

    At September 30, 2001, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($14,446), severance costs for approximately 14 people ($1,054) and other exit costs ($6,664). These accruals are expected to be used within one year of the finalization of the restructuring plans except for lease losses of $8,240 and severance contracts of approximately $586, all of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(5)  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                  SEPTEMBER 30, 2001         DECEMBER 31, 2000
                                                -----------------------   -----------------------
                                                 CARRYING       FAIR       CARRYING       FAIR
                                                  AMOUNT       VALUE        AMOUNT       VALUE
                                                ----------   ----------   ----------   ----------
Revolving Credit Facility due 2005............  $       --   $       --   $    4,000   $    4,000
Tranche A Term Loan due 2005..................     150,000      150,000      150,000      150,000
Tranche B Term Loan due 2006..................     199,000      199,000      199,750      199,750
11 1/8% Senior Subordinated Notes due 2006
  (the "11 1/8 notes")........................          --           --      131,517      136,500
10 1/8% Senior Subordinated Notes due 2006
  (the "10 1/8 notes")........................       8,349        8,800      165,000      170,800
9 1/8% Senior Subordinated Notes due 2007 (the
  "9 1/8% notes").............................     114,883      123,600      114,216      118,800
8 3/4% Senior Subordinated Notes due 2009 (the
  "8 3/4% notes").............................     249,677      255,000      249,646      245,600
8 1/4% Senior Subordinated Notes due 2011 (the
  "8 1/4% notes").............................     149,569      150,600      149,535      141,400
8 5/8% Senior Subordinated Notes due 2013 (the
  "8 5/8% notes").............................     438,127      443,700           --           --
8 1/8 Senior Subordinated Notes due 2008 (the
  "Subsidiary notes").........................     122,281      133,700      120,850      128,600
Real Estate Mortgage..........................      19,850       19,850       20,457       20,457
Seller Notes..................................      12,608       12,608       13,971       13,971
Other.........................................      35,759       35,759       36,189       36,189
                                                ----------                ----------
Long-term debt................................   1,500,103                 1,355,131
Less current portion..........................     (30,237)                  (40,789)
                                                ----------                ----------
Long-term debt, net of current portion........  $1,469,866                $1,314,342
                                                ==========                ==========

    The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at September 30, 2001 and December 31, 2000 for loans with similar terms and average maturities. The fair values of the 11 1/8% notes, 10 1/8% notes, 9 1/8% notes, 8 3/4% notes, 8 1/4% notes, 8 5/8% notes
(collectively, the "Parent Notes") and the Subsidiary notes are based on the quoted market prices for those notes on September 30, 2001 and December 31, 2000.

    In September 2001, the Company completed an underwritten public offering which resulted in the issuance of an additional $210,000 in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2013. The 8 5/8% notes were issued at a price to investors of 101.50% of par. The net proceeds to the Company, $209,334 after paying the underwriters' discounts and commissions and related expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 10 1/8% Senior Subordinated Notes due 2006 and to redeem the remaining 10 1/8% notes, as well as to

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(5)  LONG-TERM DEBT (CONTINUED)
repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including future acquisitions.

    In September 2001, the Company received and accepted tenders for $156,651 of the $165,000 aggregate principal amount outstanding of its 10 1/8% notes. The Company recorded an extraordinary charge of $7,039 (net of tax benefit of $4,861) in the third quarter related to the early retirement of the 10 1/8% notes. In October 2001, the Company received and accepted tenders for an additional $250 in aggregate principal amount of its 10 1/8% notes and redeemed the remaining $8,099 of outstanding principal amount of its 10 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 105.06%, plus accrued and unpaid interest, totaling $8,960.

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The following financial data summarizes the consolidating Company on the equity method of accounting as of September 30, 2001 and December 31, 2000 and for the three and nine month periods ended September 30, 2001 and 2000. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company") and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes issued by Canada Company. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                                                                      SEPTEMBER 30, 2001
                                         -----------------------------------------------------------------------------
                                                                    CANADA       NON-
                                           PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents............  $       --   $   52,200   $  1,216    $  6,722    $        --     $   60,138
  Accounts Receivable..................          --      187,726     14,379      21,655             --        223,760
  Intercompany Receivable (Payable)....     630,898     (514,174)   (90,612)    (26,112)            --             --
  Other Current Assets.................          --       64,109      2,943       4,202            (23)        71,231
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets...............     630,898     (210,139)   (72,074)      6,467            (23)       355,129
Property, Plant and Equipment, net.....          --      742,255     69,325      97,048             --        908,628
Other Assets:
  Long-term Intercompany Receivable....     547,939           --         --          --       (547,939)            --
  Long-term Notes Receivable from
    Affiliates.........................     654,278           --         --          --       (654,278)            --
  Investment in Subsidiaries...........     382,086       84,021         --          --       (466,107)            --
  Goodwill, net........................          --    1,254,807    118,078     142,131         10,654      1,525,670
  Other................................      31,403       38,586     10,131         824        (16,484)        64,460
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets.................   1,615,706    1,377,414    128,209     142,955     (1,674,154)     1,590,130
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Assets.......................  $2,246,604   $1,909,530   $125,460    $246,470    $(1,674,177)    $2,853,887
                                         ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Total Current Liabilities............  $   40,530   $  218,230   $ 16,253    $ 74,717    $       (23)    $  349,707
  Long-term Debt, Net of Current
    Portion............................   1,316,544        1,722    124,562      27,038             --      1,469,866
  Long-term Intercompany Payable.......          --      547,939         --          --       (547,939)            --
  Long-term Notes Payable to
    Affiliates.........................          --      654,278         --          --       (654,278)            --
  Other Long-term Liabilities..........          --       92,048        860       1,890        (16,484)        78,314
  Minority Interest....................          --           --         --        (287)        66,757         66,470
  Shareholders' Equity.................     889,530      395,313    (16,215)    143,112       (522,210)       889,530
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and Shareholders'
      Equity...........................  $2,246,604   $1,909,530   $125,460    $246,470    $(1,674,177)    $2,853,887
                                         ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                DECEMBER 31, 2000
                                  -----------------------------------------------------------------------------
                                                             CANADA       NON-
                                    PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.....  $      191   $    3,336   $    302    $  2,371    $        --     $    6,200
  Accounts Receivable...........       7,060      140,095     12,370      16,917             --        176,442
  Intercompany Receivable
    (Payable)...................     795,522     (658,022)   (98,386)    (45,060)         5,946             --
  Other Current Assets..........         531       46,605        827       6,063             --         54,026
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets........     803,304     (467,986)   (84,887)    (19,709)         5,946        236,668
Property, Plant and Equipment,
  net...........................      99,549      586,504     66,953      79,388             --        832,394
Other Assets:
  Long-term Intercompany
    Receivable..................     344,300           --         --          --       (344,300)            --
  Long-term Notes Receivable
    from Affiliates.............     607,600      124,100         --          --       (731,700)            --
  Investment in Subsidiaries....     370,830       49,626         --          --       (420,456)            --
  Goodwill, net.................          --    1,255,302    138,663     121,096         10,569      1,525,630
  Other.........................      20,986       42,956     11,036       1,834        (12,408)        64,404
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets..........   1,343,716    1,471,984    149,699     122,930     (1,498,295)     1,590,034
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Assets................  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                  ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities.....  $   26,921   $  189,362   $ 12,429    $ 79,378    $     5,963     $  314,053
  Long-term Debt, Net of Current
    Portion.....................   1,170,884        3,513    124,834      15,111             --      1,314,342
  Long-term Intercompany
    Payable.....................          --      344,300         --          --       (344,300)            --
  Long-term Notes Payable to
    Affiliates..................     124,100      607,600         --          --       (731,700)            --
  Other Long-term Liabilities...         206       73,693        113       1,610        (12,408)        63,214
  Minority Interest.............          --           --         --      (1,636)        44,665         43,029
  Shareholders' Equity..........     924,458      372,034     (5,611)     88,146       (454,569)       924,458
                                  ----------   ----------   --------    --------    -----------     ----------
      Total Liabilities and
        Shareholders' Equity....  $2,246,569   $1,590,502   $131,765    $182,609    $(1,492,349)    $2,659,096
                                  ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                          THREE MONTHS ENDED SEPTEMBER 30, 2001
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage............................  $     --    $152,553    $ 8,282     $14,177       $    --        $175,012
  Service and Storage Material
    Sales............................        --     100,341      8,060       8,260            --         116,661
                                       --------    --------    -------     -------       -------        --------
    Total Revenues...................        --     252,894     16,342      22,437            --         291,673
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)....................        --     119,513      8,940      11,465            --         139,918
  Selling, General and
    Administrative...................         3      67,967      2,890       5,962            --          76,822
  Depreciation and Amortization......        --      33,452      2,531       2,938            --          38,921
  Merger-Related Expenses............        --       1,049         --          --            --           1,049
                                       --------    --------    -------     -------       -------        --------
    Total Operating Expenses.........         3     221,981     14,361      20,365            --         256,710
                                       --------    --------    -------     -------       -------        --------
Operating Income (Loss)..............        (3)     30,913      1,981       2,072            --          34,963
Interest Expense, net................    12,371      15,099      3,968       1,983            --          33,421
Equity in the (Earnings) Losses of
  Subsidiaries.......................    (3,574)        148         --          --         3,426              --
Other Income (Expense), net..........    (6,970)     (1,244)    (5,637)          6            --         (13,845)
                                       --------    --------    -------     -------       -------        --------
  Income (Loss) Before Provision
    (Benefit) for Income Taxes and
    Minority Interest Expense........   (15,770)     14,422     (7,624)         95        (3,426)        (12,303)
Provision (Benefit) for Income
  Taxes..............................        --       3,641       (367)        166            --           3,440
Minority Interests in Earnings of
  Subsidiaries.......................        --          --         --          27            --              27
                                       --------    --------    -------     -------       -------        --------
  Income (Loss) before Extraordinary
    Item.............................   (15,770)     10,781     (7,257)        (98)       (3,426)        (15,770)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $4,861).................    (7,039)         --         --          --            --          (7,039)
                                       --------    --------    -------     -------       -------        --------
  Net Income (Loss)..................  $(22,809)   $ 10,781    $(7,257)    $   (98)      $(3,426)       $(22,809)
                                       ========    ========    =======     =======       =======        ========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                           THREE MONTHS ENDED SEPTEMBER 30, 2000
                                        ---------------------------------------------------------------------------
                                                                 CANADA       NON-
                                         PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                        --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage.............................  $   880     $135,498    $ 6,621     $ 9,960       $     --       $152,959
  Service and Storage Material
    Sales.............................    4,750       85,750      6,612       7,356         (1,294)       103,174
                                        -------     --------    -------     -------       --------       --------
    Total Revenues....................    5,630      221,248     13,233      17,316         (1,294)       256,133
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).....................    3,725      100,105      6,203      10,092          4,954        125,079
  Selling, General and
    Administrative....................      790       61,244      3,447       4,550         (6,248)        63,783
  Depreciation and Amortization.......      388       30,389      1,821       2,231             --         34,829
  Stock Option Compensation Expense...       --           --         --         171             --            171
  Merger-Related Expenses.............       --          931         70         261             --          1,262
                                        -------     --------    -------     -------       --------       --------
    Total Operating Expenses..........    4,903      192,669     11,541      17,305         (1,294)       225,124
                                        -------     --------    -------     -------       --------       --------
Operating Income......................      727       28,579      1,692          11             --         31,009
Interest (Income) Expense.............   26,992       (1,016)     3,924       1,138             --         31,038
Equity in the (Earnings) Losses of
  Subsidiaries........................  (28,773)       1,281         --          --         27,492             --
Other Expense, net....................       --         (720)    (1,808)       (497)            --         (3,025)
                                        -------     --------    -------     -------       --------       --------
    Income (Loss) Before Provision
      (Benefit) for Income Taxes and
      Minority Interest Expense.......    2,508       27,594     (4,040)     (1,624)       (27,492)        (3,054)
Provision (Benefit) for Income
  Taxes...............................   (2,178)      (4,897)      (560)        612             --         (7,023)
Minority Interests in Earnings
  (Losses) of Subsidiaries............       87           --         --        (717)            --           (630)
                                        -------     --------    -------     -------       --------       --------
    Income (Loss) before Extraordinary
      Item............................    4,599       32,491     (3,480)     (1,519)       (27,492)         4,599
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $1,928)..................   (2,892)          --         --          --             --         (2,892)
                                        -------     --------    -------     -------       --------       --------
    Net Income (Loss).................  $ 1,707     $ 32,491    $(3,480)    $(1,519)      $(27,492)      $  1,707
                                        =======     ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2001
                                      ---------------------------------------------------------------------------
                                                               CANADA       NON-
                                       PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage...........................  $     --    $448,794    $ 24,963    $41,011       $     --       $514,768
  Service and Storage Material
    Sales...........................        --     303,856      25,268     25,037             --        354,161
                                      --------    --------    --------    -------       --------       --------
      Total Revenues................        --     752,650      50,231     66,048             --        868,929

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)...................        --     356,986      26,044     35,738             --        418,768
  Selling, General and
    Administrative..................        78     199,200       9,171     17,376             --        225,825
  Depreciation and Amortization.....        --      96,075       7,579      8,773             --        112,427
  Merger-Related Expenses...........        --       2,198          --         29             --          2,227
                                      --------    --------    --------    -------       --------       --------
      Total Operating Expenses......        78     654,459      42,794     61,916             --        759,247
                                      --------    --------    --------    -------       --------       --------
Operating Income (Loss).............       (78)     98,191       7,437      4,132             --        109,682
Interest Expense, net...............    38,731      44,821      12,081      5,818             --        101,451
Equity in the (Earnings) Losses of
  Subsidiaries......................   (28,242)      1,346          --         --         26,896             --
Other Expense, net..................    (6,970)     (2,133)     (6,907)        (7)            --        (16,017)
                                      --------    --------    --------    -------       --------       --------
      Income (Loss) Before Provision
        (Benefit) for Income Taxes
        and Minority Interest
        Expense.....................   (17,537)     49,891     (11,551)    (1,693)       (26,896)        (7,786)
Provision (Benefit) for Income
  Taxes.............................        --      10,387        (353)       660             --         10,694
Minority Interests in Losses of
  Subsidiaries......................        --          --          --       (943)            --           (943)
                                      --------    --------    --------    -------       --------       --------
      Income (Loss) before
        Extraordinary Item..........   (17,537)     39,504     (11,198)    (1,410)       (26,896)       (17,537)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $8,161)................   (11,819)         --          --         --             --        (11,819)
                                      --------    --------    --------    -------       --------       --------
      Net Income (Loss).............  $(29,356)   $ 39,504    $(11,198)   $(1,410)      $(26,896)      $(29,356)
                                      ========    ========    ========    =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                         NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      ---------------------------------------------------------------------------
                                                               CANADA       NON-
                                       PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage...........................  $  2,323   $ 377,962    $ 17,624    $ 28,434      $    --        $ 426,343
  Service and Storage Material
    Sales...........................    12,740     244,042      18,975      21,779       (3,044)         294,492
                                      --------   ---------    --------    --------      -------        ---------
    Total Revenues..................    15,063     622,004      36,599      50,213       (3,044)         720,835

Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)...................     9,090     295,035      17,343      30,042           --          351,510
  Selling, General and
    Administrative..................     2,410     161,382       9,273      11,943       (3,044)         181,964
  Depreciation and Amortization.....     2,118      79,860       4,458       6,340           --           92,776
  Stock Option Compensation
    Expense.........................        --      14,939          --         171           --           15,110
  Merger-Related Expenses...........        --       5,200         192         261           --            5,653
                                      --------   ---------    --------    --------      -------        ---------
    Total Operating Expenses........    13,618     556,416      31,266      48,757       (3,044)         647,013
                                      --------   ---------    --------    --------      -------        ---------
Operating Income....................     1,445      65,588       5,333       1,456           --           73,822
Interest Expense, net...............    45,326      26,080      10,656       3,004           --           85,066
Equity in the (Earnings) Losses of
  Subsidiaries......................    (9,440)      1,365          --          --        8,075               --
Other Expense, net..................        --      (1,367)     (4,762)     (1,376)          --           (7,505)
                                      --------   ---------    --------    --------      -------        ---------
    Income (Loss) Before Provision
      (Benefit) for Income Taxes and
      Minority Interest Expense.....   (34,441)     36,776     (10,085)     (2,924)      (8,075)         (18,749)
Provision (Benefit) for Income
  Taxes.............................    (5,499)     17,609      (1,130)        373           --           11,353
Minority Interests in Earnings
  (Losses) of Subsidiaries..........        87          --          --      (1,160)          --           (1,073)
                                      --------   ---------    --------    --------      -------        ---------
    Income (Loss) before
      Extraordinary Item............   (29,029)     19,167      (8,955)     (2,137)      (8,075)         (29,029)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $1,928)................    (2,892)         --          --          --           --           (2,892)
                                      --------   ---------    --------    --------      -------        ---------
    Net Income (Loss)...............  $(31,921)  $  19,167    $ (8,955)   $ (2,137)     $(8,075)       $ (31,921)
                                      ========   =========    ========    ========      =======        =========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                              NINE MONTHS ENDED SEPTEMBER 30, 2001
                                           ---------------------------------------------------------------------------
                                                                    CANADA       NON-
                                            PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
    Cash Flows Provided by (Used in)
      Operating Activities...............  $(97,676)  $ 196,711    $ 5,045     $ 4,098        $    --      $ 108,178
Cash Flows from Investing Activities:
  Cash Paid for Acquisitions, net of cash
    acquired.............................        --     (33,903)      (230)    (20,514)            --        (54,647)
  Capital Expenditures...................        --    (114,177)    (4,447)    (18,147)            --       (136,771)
  Intercompany Loans to Subsidiaries.....   (20,204)    (11,134)        --          --         31,338             --
  Investment in Subsidiaries.............    (6,739)     (6,739)        --          --         13,478             --
  Additions to Customer Acquisition
    Costs................................        --      (5,862)      (292)       (448)            --         (6,602)
  Other, Net.............................        --         146         20         804             --            970
                                           --------   ---------    -------     -------        -------      ---------
    Cash Flows Used in Investing
      Activities.........................   (26,943)   (171,669)    (4,949)    (38,305)        44,816       (197,050)
Cash Flows from Financing Activities:
  Repayment of Debt......................  (110,431)       (644)    (2,465)     (3,155)            --       (116,695)
  Early Retirement of Senior Subordinated
    Notes................................  (304,352)         --         --          --             --       (304,352)
  Proceeds from Borrowings...............   103,000          73         --       1,747             --        104,820
  Net Proceeds from Sale of Senior
    Subordinated Notes...................   427,924          --         --          --             --        427,924
  Debt Repayment to Minority
    Shareholders.........................        --          --         --      (3,908)            --         (3,908)
  Equity Contributions from Minority
    Shareholders.........................        --          --         --      24,744             --         24,744
  Intercompany Loans from Parent.........        --      17,654      2,501      11,183        (31,338)            --
  Equity Contribution from Parent........        --       6,739         --       6,739        (13,478)            --
  Proceeds from Exercise of Stock
    Options..............................     8,453          --         --          --             --          8,453
  Debt Financing and Stock Issuance
    Costs................................      (166)         --         --          --             --           (166)
                                           --------   ---------    -------     -------        -------      ---------
    Cash Flows Provided by Financing
      Activities.........................   124,428      23,822         36      37,350        (44,816)       140,820
Effect of Exchange Rates on Cash and Cash
  Equivalents............................        --          --        782       1,208             --          1,990
                                           --------   ---------    -------     -------        -------      ---------
Increase (Decrease) in Cash and Cash
  Equivalents............................      (191)     48,864        914       4,351             --         53,938
Cash and Cash Equivalents, Beginning of
  Period.................................       191       3,336        302       2,371             --          6,200
                                           --------   ---------    -------     -------        -------      ---------
Cash and Cash Equivalents, End of
  Period.................................  $     --   $  52,200    $ 1,216     $ 6,722        $    --      $  60,138
                                           ========   =========    =======     =======        =======      =========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(6) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                          NINE MONTHS ENDED SEPTEMBER 30, 2000
                                      ----------------------------------------------------------------------------
                                                                CANADA       NON-
                                       PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                      ---------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating
  Activities:
    Cash Flows Provided by (Used in)
      Operating Activities..........  $(100,603)   $209,958    $(4,465)    $ 4,792       $     --       $109,682
Cash Flows from Investing
  Activities:
  Cash Paid for Acquisitions, net of
    cash acquired...................     (6,417)    (61,926)        55      (7,831)            --        (76,119)
  Capital Expenditures..............    (14,499)    (87,254)    (4,795)     (9,610)            --       (116,158)
  Investment in Convertible
    Preferred Stock.................         --      (6,524)        --          --             --         (6,524)
  Intercompany Loans to
    Subsidiaries....................   (252,074)     (9,958)        --          --        262,032             --
  Investment Subsidiaries...........       (151)       (151)        --          --            302             --
  Additions to Customer Acquisition
    Costs...........................         --      (8,897)    (1.196)        (54)            --        (10,147)
  Other, Net........................         --       1,113         --          --             --          1,113
                                      ---------    --------    -------     -------       --------       --------
    Cash Flows Used in Investing
      Activities....................   (273,141)   (173,597)    (5,936)    (17,495)       262,334       (207,835)

Cash Flows from Financing
  Activities:
  Repayment of Debt.................   (390,999)   (172,407)    (6,951)     (8,920)            --       (579,277)
  Proceeds from Borrowings..........    382,500       3,746      1,146         838             --        388,230
  Proceeds from Term Loans..........    350,000          --         --          --             --        350,000
  Debt Financing and Equity
    Contribution from Minority
    Shareholders....................         --          --         --       9,457             --          9,457
  Intercompany Loans from Parent....     31,961     198,387     16,756      14,928       (262,032)            --
  Equity Contribution from Parent...         --         151         --         151           (302)            --
  Proceeds from Exercise of Stock
    Options.........................      5,460          --         --          --             --          5,460
  Debt Financing and Stock Issuance
    Costs...........................     (5,010)       (409)        --          --             --         (5,419)
                                      ---------    --------    -------     -------       --------       --------
    Cash Flows Provided by Financing
      Activities....................    373,912      29,468     10,951      16,454       (262,334)       168,451
Effect of Exchange Rates on Cash and
  Cash Equivalents..................         --          --       (152)        611             --            459
                                      ---------    --------    -------     -------       --------       --------
Increase in Cash and Cash
  Equivalents.......................        168      65,829        398       4,362             --         70,757
Cash and Cash Equivalents, Beginning
  of Period.........................         --       2,260         --       1,570             --          3,830
                                      ---------    --------    -------     -------       --------       --------
Cash and Cash Equivalents, End of
  Period............................  $     168    $ 68,089    $   398     $ 5,932       $     --       $ 74,587
                                      =========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(7)  EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings per Share," basic net income
(loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. For the three and nine months ended September 30, 2001, 2,828 potential common shares have been excluded from the calculation of diluted net loss per share, as their effects are antidilutive.

(8)  SEGMENT INFORMATION

    An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:

                                        BUSINESS     OFF-SITE
                                        RECORDS        DATA                      CORPORATE      TOTAL
                                       MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER    CONSOLIDATED
                                       ----------   ----------   -------------   ---------   ------------
THREE MONTHS ENDED SEPTEMBER 30, 2001
Revenue..............................  $ 193,064     $ 47,757      $ 38,266      $  12,586     $ 291,673
Adjusted EBITDA......................     53,424       11,906         8,950            653        74,933

THREE MONTHS ENDED SEPTEMBER 30, 2000
Revenue..............................    176,019       43,635        30,136          6,343       256,133
Adjusted EBITDA......................     46,138       11,709         6,215          3,209        67,271

NINE MONTHS ENDED SEPTEMBER 30, 2001
Revenue..............................  $ 576,204     $140,549      $114,808      $  37,368     $ 868,929
Adjusted EBITDA......................    156,629       35,386        26,504          5,817       224,336
Total Assets.........................  1,127,249       79,761       365,371      1,281,506     2,853,887

NINE MONTHS ENDED SEPTEMBER 30, 2000
Revenue..............................    494,349      123,321        85,636         17,529       720,835
Adjusted EBITDA......................    133,233       31,540        18,286          4,302       187,361

    Beginning with this quarter, the Company will use the term Adjusted EBITDA, which the Company has consistently referred to in the past as EBITDA. Adjusted EBITDA has been regularly evaluated by the chief operating decision maker in deciding resource allocation and performance assessment. Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for other income (expense), merger-related expenses, stock option compensation expense and minority interest.

    The Company's consulting business, previously analyzed as part of Business Records Management, is now analyzed within the Corporate & Other category. In addition, certain allocations from Corporate & Other to Business Records Management and Off-Site Data Protection have been changed. To the extent practicable, the prior period numbers shown above have been adjusted to reflect both such changes.

                           IRON MOUNTAIN INCORPORATED

                                 (IN THOUSANDS)

                                  (UNAUDITED)

(8)  SEGMENT INFORMATION (CONTINUED)

    A reconciliation from EBITDA to Adjusted EBITDA and the consolidated balances for income (loss) before provision (benefit) for income taxes and minority interest is as follows:

                                                                THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                   SEPTEMBER 30,            SEPTEMBER 30,
                                                              -----------------------   ---------------------
                                                                 2001         2000        2001        2000
                                                              ----------   ----------   ---------   ---------
EBITDA......................................................   $ 60,012     $63,443     $207,035    $ 160,166
  Other Expense.............................................     13,845       3,025       16,017        7,505
  Merger-Related Expenses...................................      1,049       1,262        2,227        5,653
  Stock Option Compensation Expense.........................         --         171           --       15,110
  Minority Interests in Earnings (Losses) of Subsidiaries...         27        (630)        (943)      (1,073)
                                                               --------     -------     ---------   ---------

ADJUSTED EBITDA.............................................     74,933      67,271      224,336      187,361
  Depreciation and Amortization.............................    (38,921)    (34,829)    (112,427)     (92,776)
  Stock Option Compensation Expense.........................         --        (171)          --      (15,110)
  Merger-Related Expenses...................................     (1,049)     (1,262)      (2,227)      (5,653)
  Interest Expense..........................................    (33,421)    (31,038)    (101,451)     (85,066)
  Other Expense.............................................    (13,845)     (3,025)     (16,017)      (7,505)
                                                               --------     -------     ---------   ---------

LOSS BEFORE PROVISION (BENEFIT) FOR INCOME TAXES AND
  MINORITY INTEREST.........................................   $(12,303)    $(3,054)    $ (7,786)   $ (18,749)
                                                               ========     =======     =========   =========

    Information as to the Company's operations in different geographical areas is as follows:

                                                              THREE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                   2001              2000
                                                              ---------------   ---------------
Revenues:
United States...............................................     $253,407          $225,997
International...............................................       38,266            30,136
                                                                 --------          --------
    Total Revenues..........................................     $291,673          $256,133
                                                                 ========          ========

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                              ---------------------------------
                                                                   2001              2000
                                                              ---------------   ---------------
Revenues:
United States...............................................     $754,121          $635,199
International...............................................      114,808            85,636
                                                                 --------          --------
    Total Revenues..........................................     $868,929          $720,835
                                                                 ========          ========

                                                               SEPTEMBER 30,     DECEMBER 31,
                                                                   2001              2000
                                                              ---------------   ---------------
Long-lived Assets:
United States...............................................    $2,073,157        $2,050,257
International...............................................       425,601           372,171
                                                                ----------        ----------
    Total Long-lived Assets.................................    $2,498,758        $2,422,428
                                                                ==========        ==========

(9)  SUBSEQUENT EVENTS

    In October 2001, the Company received and accepted tenders for an additional $250 in aggregate principal amount of its 10 1/8% notes and redeemed the remaining $8,099 of outstanding principal amount of its 10 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 105.06%, plus accrued and unpaid interest, totaling $8,960.

                           IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of the Company's financial condition and results of operations for the three and nine months ended September 30, 2001 and 2000 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine months ended September 30, 2001 included herein, and the year ended December 31, 2000, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 23, 2001.

OVERVIEW

    The Company's consolidated revenues increased $35.5 million, or 13.9%, to $291.7 million for the third quarter of 2001 from $256.1 million for the third quarter of 2000. Internal revenue growth for the third quarter of 2001 was 9.0%, comprised of 10.9% for storage revenue and 6.2% for service revenue. For the nine months ended September 30, 2001, the Company's consolidated revenues were $868.9 million compared to $720.8 million for the same period last year, representing an increase of 20.5%. Internal revenue growth for the nine months ended September 30, 2001 was 10.4%, comprised of 11.7% for storage revenue and 8.4% for service revenue. The Company calculates internal revenue growth in local currency for our international operations and as if Pierce Leahy had merged with the Company on January 1, 2000. The events of September 11, 2001 negatively impacted the Company's service revenues by an estimated $3 million.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
  SEPTEMBER 30, 2000

    Consolidated storage revenues increased $22.1 million, or 14.4%, to $175.0 million for the third quarter of 2001, from $153.0 million for the third quarter of 2000. The increase was attributable to: (i) internal revenue growth of 10.9% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (ii) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $0.9 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    Consolidated service and storage material sales revenues increased
$13.5 million, or 13.1%, to $116.7 million for the third quarter of 2001, from $103.2 million for the third quarter of 2000. The increase was attributable to:
(i) internal revenue growth of 6.2% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (ii) acquisitions. The total increase in service and storage material sales revenues was partially offset by an estimated loss in service revenue of approximately $3 million due to the events of September 11, 2001, and by the unfavorable effects of foreign currency translation of $0.5 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    For the reasons discussed above, total consolidated revenues increased $35.5 million, or 13.9%, to $291.7 million for the third quarter of 2001 from $256.1 million for the third quarter of 2000.

    Consolidated cost of sales (excluding depreciation) increased
$14.8 million, or 11.9%, to $139.9 million (48.0% of consolidated revenues) for the third quarter of 2001 from $125.1 million (48.8% of consolidated revenues) for the third quarter of 2000. The dollar increase was consistent with

                           IRON MOUNTAIN INCORPORATED

the revenue growth of the Company and was partially offset by operating efficiencies at the Company's U.S. and Canadian operations, particularly related to real estate management and labor efficiencies obtained as a result of an increase in scale, and by an improvement in gross margin at the Company's expanding Latin American operations of 0.3% of consolidated revenues. In the Company's U.S. and Canadian operations, facility costs increased $4.0 million and labor costs increased $7.0 million, which represented a decrease of 0.2% of consolidated revenues for each category. The decrease as a percent of consolidated revenues was offset by a lower gross margin in the Company's expanding Confidential Destruction services business, negatively impacting the Company's gross margin by 0.3% of consolidated revenues.

    Consolidated selling, general and administrative expenses increased
$13.0 million, or 20.4%, to $76.8 million (26.3% of consolidated revenues) for the third quarter of 2001 from $63.8 million (24.9% of consolidated revenues) for the third quarter of 2000. The dollar increase was consistent with the revenue growth of the Company, while the increase as a percent of revenues was primarily attributable to: (i) expenditures for the Company's marketing and information technology initiatives related to the development of complementary technology-based service offerings (0.6% of consolidated revenues);
(ii) investment in management and administration compensation expenses in the Company's expanding Confidential Destruction business (0.4% of consolidated revenues); and (iii) an increase in compensation expense as a percent of revenue due to the loss of service revenue associated with the events of September 11, 2001 (0.1% of consolidated revenues).

    Consolidated depreciation and amortization expense increased $4.1 million, or 11.7%, to $38.9 million (13.3% of consolidated revenues) for the third quarter of 2001 from $34.8 million (13.6% of consolidated revenues) for the third quarter of 2000. Depreciation expense increased $3.7 million, primarily due to the additional depreciation expense related to the 2000 and 2001 acquisitions, and capital expenditures including racking systems, information systems and expansion of storage capacity in existing facilities. Amortization expense increased $0.4 million, primarily due to the additional amortization expense related to the goodwill generated by the Company's 2000 and 2001 acquisitions.

    Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. There were no such costs in the third quarter of 2001 compared to $0.2 million for the third quarter of 2000.

    Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $1.0 million (0.4% of consolidated revenues) for the third quarter of 2001 compared to $1.3 million (0.5% of consolidated revenues) for the third quarter of 2000.

    As a result of the foregoing factors, consolidated operating income increased $4.0 million, or 12.8%, to $35.0 million (12.0% of consolidated revenues) for the third quarter of 2001 from $31.0 million (12.1% of consolidated revenues) for the third quarter of 2000.

    Consolidated interest expense increased $2.4 million, or 7.7%, to $33.4 million for the third quarter of 2001 from $31.0 million for the third quarter of 2000. The increase was primarily attributable to increased indebtedness related to: (i) the inclusion of $5.5 million of interest expense on the 8 5/8% notes, which were issued in April and September 2001 and (ii) the financing of acquisitions and capital expenditures. These increases were partially offset by reduced interest expense of $4.1 million due to the early retirement of the 11 1/8% and 10 1/8% notes as well as a decline in the weighted average interest rate on the Company's variable rate debt.

                           IRON MOUNTAIN INCORPORATED

    Consolidated other expense was $13.8 million for the third quarter of 2001 compared to $3.0 million for the third quarter of 2000. The change was partially due to a $6.9 million impairment charge taken on the Company's investment in convertible preferred stock of a technology development company. Additionally, the Company recorded a non-cash foreign currency loss of $6.5 million, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar in the third quarter of 2001, versus the third quarter of 2000, as it relates to Canada Company's 8 1/8% Senior Subordinated Notes and the intercompany balances with the Company's Canadian subsidiaries.

    As a result of the foregoing factors, consolidated loss before provision (benefit) for income taxes and minority interest increased $9.2 million to $12.3 million (4.2% of consolidated revenues) for the third quarter of 2001 from a loss of $3.1 million (1.2% of consolidated revenues) for the third quarter of 2000. The provision (benefit) for income taxes was a provision of $3.4 million for the third quarter of 2001 compared to a benefit of $7.0 million for the third quarter of 2000.

    Consolidated net income (loss) before extraordinary item decreased
$20.4 million to a loss of $15.8 million (5.4% of consolidated revenues) for the third quarter of 2001 from income of $4.6 million (1.8% of consolidated revenues) for the third quarter of 2000. In addition, the Company recorded an extraordinary charge of $7.0 million (net of tax benefit of $4.9 million) related to the early retirement of the 10 1/8% notes in conjunction with the Company's additional underwritten public offering of the 8 5/8% notes in the third quarter of 2001.

    As noted in Note 8, Segment Information, of Notes to Consolidated Financial Statements, Adjusted EBITDA (EBITDA adjusted for other income (expense), merger-related expenses, stock option compensation expense and minority interest) is used for the Company's internal measurement of financial performance. In addition, substantially all of the Company's financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. As a result of the foregoing factors, consolidated Adjusted EBITDA increased
$7.7 million, or 11.4%, to $74.9 million (25.7% of consolidated revenues) for the third quarter of 2001 from $67.3 million (26.3% of consolidated revenues) for the third quarter of 2000. Excluding the $1.7 million of expenses related to the Company's technology-related service offerings, the Company's Adjusted EBITDA margin for the third quarter of 2001 was 26.3% of consolidated revenues. There were no such costs in the third quarter of 2000.

    Adjusted EBITDA as a percent of segment revenue for the Company's Business Records Management segment increased from 26.2% to 27.7%, primarily due to labor and transportation efficiencies obtained as a result of an increase in scale. Adjusted EBITDA as a percent of segment revenue for the Company's Off-Site Data Protection segment declined from 26.8% to 24.9%, despite an increase in gross margin, primarily due to decentralization of various overhead functions, an increase in spending for sales and marketing, and an increase in the provision for doubtful accounts. Adjusted EBITDA margins for the Company's International segment increased from 20.6% to 23.4% primarily due to a decrease in management and administrative expenses as a percent of revenue in the Company's Canadian subsidiary as a result of efficiencies gained through the increase in scale with the acquisition of FACS, a Canadian company, in December 2000 and improved margins at the Company's Latin American operations. These gains were partially offset by an increase in the provision for doubtful accounts at the Company's Canadian operations.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
  SEPTEMBER 30, 2000

    Consolidated storage revenues increased $88.4 million, or 20.7%, to $514.8 million for the first nine months of 2001, from $426.3 million for the first nine months of 2000. The increase was attributable to: (i) internal revenue growth of 11.7% resulting primarily from net increases in records

                           IRON MOUNTAIN INCORPORATED

and other media stored by existing customers and sales to new customers; and
(ii) acquisitions, particularly the inclusion of Pierce Leahy's revenue for nine months of 2001 versus eight months of 2000. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $3.2 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    Consolidated service and storage material sales revenues increased
$59.7 million, or 20.3%, to $354.2 million for the first nine months of 2001, from $294.5 million for the first nine months of 2000. The increase was attributable to: (i) acquisitions, particularly the inclusion of Pierce Leahy's revenue for nine months of 2001 versus eight months of 2000; and (ii) internal revenue growth of 8.4% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers. The total increase in service and storage material sales revenues was partially offset by an estimated loss in service revenue of approximately $3 million due to the events of September 11, 2001, and by the unfavorable effects of foreign currency translation of $2.7 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling, in which the Company's international segment does business.

    For the reasons discussed above, total consolidated revenues increased $148.1 million, or 20.5%, to $868.9 million for the first nine months of 2001 from $720.8 million for the first nine months of 2000.

    Consolidated cost of sales (excluding depreciation) increased
$67.3 million, or 19.1%, to $418.8 million (48.2% of consolidated revenues) for the first nine months of 2001 from $351.5 million (48.8% of consolidated revenues) for the first nine months of 2000. The dollar increase was consistent with the revenue growth of the Company and was partially offset by operating efficiencies at the Company's U.S. and Canadian operations, particularly related to real estate management and labor efficiencies obtained as a result of an increase in scale, and by an improvement in gross margin at the Company's expanding Latin American operations of 0.3% of consolidated revenues. The decrease in cost of sales was offset by higher energy costs of 0.3% of consolidated revenues. In the Company's U.S. and Canadian operations, facility costs increased $18.7 million and labor costs increased $28.2 million, which represented a decrease of 0.4% and 0.5% of consolidated revenues, respectively. The decrease as a percent of consolidated revenues was offset by a lower gross margin in the Company's expanding Confidential Destruction services business, negatively impacting the Company's gross margin by 0.2% of consolidated revenues.

    Consolidated selling, general and administrative expenses increased
$43.9 million, or 24.1%, to $225.8 million (26.0% of consolidated revenues) for the first nine months of 2001 from $182.0 million (25.2% of consolidated revenues) for the first nine months of 2000. The dollar increase was primarily attributable to revenue growth of the Company, while the increase as a percent of consolidated revenues was primarily attributable to expenditures for the Company's marketing and information technology initiatives related to the development of complementary technology-based service offerings (0.4% of consolidated revenues) as well as an increased provision for doubtful accounts, from 0.6% of consolidated revenues for the nine months ended September 30, 2000, to 1.0% of consolidated revenues in 2001.

    Consolidated depreciation and amortization expense increased $19.7 million, or 21.2%, to $112.4 million (12.9% of consolidated revenues) for the first nine months of 2001 from $92.8 million (12.9% of consolidated revenues) for the first nine months of 2000. Depreciation expense increased $14.3 million, primarily due to the additional depreciation expense related to the 2000 and 2001 acquisitions, particularly the inclusion of Pierce Leahy's depreciation expense for nine months of 2001 versus eight months of 2000, and capital expenditures including racking systems, information systems

                           IRON MOUNTAIN INCORPORATED

and expansion of storage capacity in existing facilities. Amortization expense increased $5.4 million, primarily due to the additional amortization expense related to the goodwill generated by the Company's 2000 and 2001 acquisitions, particularly Pierce Leahy.

    Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. There were no such costs for the first nine months of 2001 compared to $15.1 million for the same period of 2000.

    Merger-related expenses are certain expenses directly related to the Company's merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $2.2 million (0.3% of consolidated revenues) for the first nine months of 2001 compared to $5.7 million (0.8% of consolidated revenues) for the same period of 2000.

    As a result of the foregoing factors, consolidated operating income increased $35.9 million, or 48.6%, to $109.7 million (12.6% of consolidated revenues) for the first nine months of 2001 from $73.8 million (10.2% of consolidated revenues) for the first nine months of 2000.

    Consolidated interest expense increased $16.4 million, or 19.3%, to $101.5 million for the first nine months of 2001 from $85.1 million for the first nine months of 2000. The increase was primarily attributable to increased indebtedness related to: (i) the inclusion of Pierce Leahy's debt for nine months of 2001 versus eight months of 2000 resulting in an increase of $4.7 million; (ii) the inclusion of $10.2 million of interest expense on the 8 5/8% notes, which were issued in April and September 2001; and (iii) the financing of acquisitions and capital expenditures. These increases were partially offset by reduced interest expense of $6.2 million due to the early retirement of the 11 1/8% and 10 1/8% notes as well as a decline in the weighted average interest rate on the Company's variable rate debt.

    Consolidated other expense was $16.0 million for the first nine months of 2001 compared to $7.5 million for the first nine months of 2000. The change was partially due to a $6.9 million impairment charge taken on the Company's investment in convertible preferred stock of a technology development company. Additionally, the Company recorded a non-cash foreign currency loss of $8.6 million, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar in the first nine months of 2001, versus the first nine months of 2000, as it relates to Canada Company's 8 1/8% Senior Subordinated Notes and the intercompany balances with the Company's Canadian subsidiaries.

    As a result of the foregoing factors, consolidated loss before provision for income taxes and minority interest decreased $11.0 million to a loss of $7.8 million (0.9% of consolidated revenues) for the first nine months of 2001 from a loss of $18.7 million (2.6% of consolidated revenues) for the first nine months of 2000. The provision for income taxes was $10.7 million for the first nine months of 2001 compared to $11.4 million for the first nine months of 2000. For the nine months ended September 30, 2001, the Company recorded
$29.5 million in nondeductible goodwill amortization expense.

    Consolidated net loss before extraordinary item decreased $11.5 million to $17.5 million (2.0% of consolidated revenues) for the first nine months of 2001 from $29.0 million (4.0% of consolidated revenues) for the first nine months of 2000. For the first nine months of 2001, the Company recorded an extraordinary charge of $11.8 million (net of tax benefit of $8.2 million) related to the early retirement of the 11 1/8% and 10 1/8% notes in conjunction with the Company's underwritten public offerings of the 8 5/8% notes.

                           IRON MOUNTAIN INCORPORATED

    As noted in Note 8, Segment Information, of Notes to Consolidated Financial Statements, Adjusted EBITDA is used for the Company's internal measurement of financial performance. In addition, substantially all of the Company's financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. As a result of the foregoing factors, consolidated Adjusted EBITDA increased
$37.0 million, or 19.7%, to $224.3 million (25.8% of consolidated revenues) for the first nine months of 2001 from $187.4 million (26.0% of consolidated revenues) for the first nine months of 2000. Excluding the $3.8 million of expenses related to the Company's technology-related service offerings, the Company's Adjusted EBITDA margin for the first nine months of 2001 was 26.3% of consolidated revenues. There were no such costs in the first nine months of 2000.

    Adjusted EBITDA as a percent of segment revenue for the Company's Business Records Management segment increased from 27.0% to 27.2%, partially due to an increase in gross margin driven by real estate management and labor efficiencies obtained as a result of an increase in scale. The increase in gross margin was offset by increased costs associated with the decentralization of the Company's administrative functions, which took place in the second half of 2000, as well as an increase in the provision for doubtful accounts. Adjusted EBITDA as a percent of segment revenue for the Company's Off-Site Data Protection segment declined from 25.6% to 25.2% primarily due to (i) decentralization of the Company's various overhead functions; (ii) an increase in spending for sales and marketing; and (iii) a decrease in contribution from the segments' higher margin complementary services due to the relatively slower growth in revenue for those services. This decrease was partially offset by an increase in gross margin as a result of improved labor management, as well as the contribution from the segment's two 2001 acquisitions of higher margin escrow businesses. Adjusted EBITDA margin for the Company's International segment increased from 21.4% to 23.1% due to: (i) the inclusion of an additional month in 2001 of the Company's more profitable Canadian business acquired as a part of the Pierce Leahy acquisition; (ii) efficiency gains from the December 2000 acquisition of FACS, a Canadian company; and (iii) improved margins from the Company's Latin American operations. These increases were partially offset by an increase of $0.9 million in the provision for doubtful accounts of bad debt expense at the Company's European operations.

                           IRON MOUNTAIN INCORPORATED

LIQUIDITY AND CAPITAL RESOURCES

    The Company has made significant capital investments, consisting primarily of: (i) capital expenditures, primarily related to growth (including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities); (ii) acquisitions; and (iii) customer acquisition costs. Cash paid for these investments during the first nine months of 2001 amounted to $136.8 million, $54.6 million and $6.6 million, respectively. These investments have been primarily funded through cash flows from operations, borrowings under the Company's credit agreements and a portion of the net proceeds from the 8 5/8% notes. Included in capital expenditures is $4.2 million related to the Company's technology-based service offerings.

    Net cash provided by operations was $108.2 million for the first nine months of 2001 compared to $109.7 million for the same period in 2000. The decrease primarily resulted from an increase in trade accounts receivable and prepaid expenses and a decrease in accrued expenses, which was partially offset by an increase in operating income and trade accounts payable.

    Net cash provided by financing activities was $140.8 million for the first nine months of 2001, consisting primarily of net proceeds of $427.9 million from the sale of the 8 5/8% notes and equity contributions from minority shareholders of $24.7 million, which were partially offset by the early retirement of the 11 1/8% notes and the 10 1/8% notes of $304.4 million.

    In April 2001, the Company completed an underwritten public offering of $225.0 million in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2013. The 8 5/8% notes were issued at a price to investors of 100% of par. The net proceeds to the Company, $218.6 million after paying the underwriters' discounts and commissions and related expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 11 1/8% Senior Subordinated Notes due 2006, to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including acquisitions.

    In April 2001, the Company received and accepted tenders for $124.6 million of the outstanding principal amount of its 11 1/8% notes. The Company recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) in the second quarter related to the early retirement of the 11 1/8% notes. The Company redeemed the remaining $5.4 million of principal amount of the 11 1/8% notes in July 2001, at a redemption price (expressed as a percentage of principal amount) of 105.563%, plus accrued and unpaid interest, totaling
$6.0 million.

    In September 2001, the Company completed an underwritten public offering which resulted in the issuance of an additional $210.0 million in aggregate principal amount of 8 5/8% Senior Subordinated Notes due 2013. The 8 5/8% notes were issued at a price to investors of 101.50% of par. The net proceeds to the Company, $209.3 million after paying the underwriters' discounts and commissions and related expenses, were used to fund the Company's offer to purchase and consent solicitation relating to its outstanding 10 1/8% Senior Subordinated Notes due 2006 and to redeem the remaining 10 1/8% notes, as well as to repay outstanding borrowings under the Company's revolving credit facility and for general corporate purposes, including future acquisitions.

    In September 2001, the Company received and accepted tenders for $156.7 million of the $165.0 million aggregate principal amount outstanding of its 10 1/8% notes. The Company recorded an extraordinary charge of $7.0 million (net of tax benefit of $4.9 million) in the third quarter related to the early retirement of the 10 1/8% notes. In October 2001, the Company received and accepted tenders for an additional $0.3 million in aggregate principal amount of its 10 1/8% notes and redeemed the remaining $8.0 million of outstanding principal amount of its 10 1/8% notes, at a redemption price

                           IRON MOUNTAIN INCORPORATED

(expressed as a percentage of principal amount) of 105.06%, plus accrued and unpaid interest, totaling $9.0 million.

    In July 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. We expect the adoption of SFAS No. 142 will have the impact of reducing our amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. For the nine months ended September 30, 2001, the Company recorded goodwill amortization of $44.2 million. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its intangible assets.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In December 2000 and January 2001, the Company entered into certain derivative financial contracts, which are variable-for-fixed swaps of interest payments payable on an aggregate principal amount of $195.5 million of the Company's Tranche B term loan and certain variable operating lease commitments.

    The Company's investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation. One of the Company's Canadian subsidiaries, Canada Company, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in the Company's consolidated statements of operations.

    As of September 30, 2001, the Company had $177.0 million of variable rate debt outstanding with a weighted average interest rate of 6.17% and $1,323.1 million of fixed rate debt outstanding. If the weighted average variable interest rate had increased by 1%, such increase would have had a negative impact on the Company's net income for the three and nine month periods ended September 30, 2001 by approximately $0.3 and $0.9 million, respectively. See Note 5 of Notes to Consolidated Financial Statements for a discussion of the Company's long-term indebtedness, including the fair values of such indebtedness as of September 30, 2001.

                           IRON MOUNTAIN INCORPORATED

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

    None.

(b) REPORTS ON FORM 8-K

    On September 7, 2001, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce the Company's proposed underwritten public offering of Senior Subordinated Notes. The Current Report on Form 8-K also updated previously filed unaudited pro forma information for the year ended
December 31, 2000 and provided unaudited pro forma information for the six months ended June 30, 2001, to include the impact of the March Debt Issuance and the September Debt Offering, as defined therein, and the related redemptions.

    On September 17, 2001, the Company filed a Current Report on Form 8-K under
Item 5 to announce a change in the record date with respect to the October 1, 2001 interest payment on its Senior Subordinated Notes to September 24, 2001.

                           IRON MOUNTAIN INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IRON MOUNTAIN INCORPORATED

November 14, 2001                                      By:               /s/ JEAN A. BUA
-------------------------------------------                 -----------------------------------------
(date)                                                                     Jean A. Bua
                                                             VICE PRESIDENT AND CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)