Form 10-K
period 2001-12-31
IRON MOUNTAIN INC/PA
filed 2002-03-21
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO
SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact name of registrant as specified in its charter)

Pennsylvania (State or other jurisdiction of incorporation)	23-2588479 (I.R.S. Employer Identification No.)
745 Atlantic Avenue, Boston, Massachusetts (Address of principal executive offices)	02111 (Zip Code)

617-535-4766
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share ("Common Stock") 9 1/8% Senior Subordinated Notes Due 2007	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

        As of March 1, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $2,155,654,992.48 based on the closing price on the New York Stock Exchange on such date.

        Number of shares of the registrant's Common Stock at March 1, 2002:        84,384,049

IRON MOUNTAIN INCORPORATED
2001 FORM 10-K ANNUAL REPORT

i

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

  •
  the cost and availability of appropriate storage facilities;

  •
  our significant indebtedness and the cost and availability of financing for contemplated growth;

  •
  changes in customer preferences and demand for our services;

  •
  rapid and significant changes in technology;

  •
  uncertainties related to international expansion;

  •
  difficulties related to the integration of acquisitions;

  •
  uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our products and services;

  •
  effects of future changes in regulatory standards and requirements; and

  •
  other general economic and business conditions.

        You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update or revise the forward-looking statements or to update the reasons why actual results could differ from those projected in the forward-looking statements.

ii

PART I

Item 1. Business.

A. Development of Business.

        We are the leader in outsourced records and information management services ("RIMS"). We are an international, full-service provider of records and information management and related services, enabling customers to outsource these functions. We have a diversified customer base that includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment, and government organizations. We provide storage for all major media, including paper, which is the dominant form of records storage, magnetic media (including computer tapes), microfilm and microfiche, master audio and videotapes, film and optical disks, X-rays and blueprints. Our principal services provided to our storage customers include courier pick-up and delivery, filing, retrieval and destruction of records, database management, customized reporting and disaster recovery support. We also sell storage materials, including cardboard boxes and magnetic media, and provide confidential destruction, consulting, facilities management, fulfillment and other outsourcing services.

        Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 51st year, we have experienced tremendous growth and organizational change particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have built ourselves from a regional business with limited product offerings and annual revenues of $104 million for 1995 into the global leader in outsourced records and information management services, providing a full range of services to customers in 124 markets around the world. For the year ended December 31, 2001, we had total revenues of nearly $1.2 billion.

        The growth since 1995 has been accomplished primarily through the acquisition of 79 domestic and 17 international records management companies, including two acquisitions completed in the first quarter of 2002. The goal of our current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both domestically and internationally. Having substantially completed our North American geographic expansion, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this recent shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. In addition, our capital expenditures, made primarily to support internal growth, exceeded the aggregate acquisition consideration we conveyed in 2001. We expect this trend to continue and to achieve this internal growth through the use of aggressive selling efforts to acquire new customers and by offering a wide range of complementary and ancillary services to expand our new and existing customer relationships.

        On February 1, 2000, we completed our most important acquisition to date by merging with Pierce Leahy Corp. in a stock-for-stock merger valued at $1.0 billion, including the assumption of debt and related transaction costs. Since the merger, we have been integrating the cultures, operating systems and procedures, and information technology systems of Iron Mountain and Pierce Leahy. The integration process is continuing and is expected to proceed through 2002. See Note 6 of Notes to Consolidated Financial Statements.

        As of December 31, 2001, we provided services to over 150,000 customer accounts in 80 markets in the United States and 44 markets outside of the United States, employed over 11,000 people and operated over 650 records management facilities in the United States, Canada, Europe and Latin America.

B. Description of Business.

The Records and Information Management Services Industry

Overview

        Companies in the RIMS industry store and manage information in a variety of media formats, which can broadly be divided into paper and electronic records, and provide a wide range of services related to the records stored. We refer to our general paper storage and management services as "business records management." Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. We refer to our electronic records storage and management services as "data security services" and "e-Vaulting" (collectively, off-site data protection) and "digital archiving services."

Paper Records

        Paper records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive paper records are the principal focus of the RIMS industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Based on industry studies, we believe that inactive records make up approximately 80% of all paper records. A large and growing specialty subset of the paper records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by a RIMS vendor. Special regulatory requirements often apply to medical records.

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that are either a back-up copy of recently processed data or archival in nature. Back-up data exists because of the need of many businesses to maintain back-up copies of data in order to be able to operate in the event of a system failure, casualty loss or other disaster. It is customary for data processing groups to rotate back-up tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. We refer to these services as "data security services."

        In addition to the management of physical copies of back-up data, we are introducing new services that allow for the direct transfer, storage and retrieval of back-up data between our customers and our secure electronic media storage facilities via public broadband communications networks. We refer to these services as "e-Vaulting."

        Archival data is generally retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. Historically, archival data, as well as back-up data, has been stored on physical media such as computer tapes or optical disks. We are collaborating with other companies to develop technologies to provide storage and related services for this data electronically in its original digital format. Customers' data will be captured via telecommunication lines or the Internet. Based on the nature of the data, customers can choose to store their data on-line for real-time access, near-line access for a slightly lower cost or off-line on computer tapes or disks for less time-critical data. We refer to these developing services as "digital archiving services."

Growth of Market

        We believe that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (ii) the continued proliferation of data processing technologies such as personal computers and networks; (iii) regulatory requirements; (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (v) the high cost of reviewing records and deciding whether to retain or destroy them; (vi) the failure of many entities to adopt or follow policies on records destruction; and (vii) audit requirements to keep back-up copies of certain records in off-site locations.

        Despite the growth of new "paperless" technologies, such as the Internet and e-mail, we believe that stored information remains predominantly paper-based. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for data security services, such as the storage and off-site rotation of back-up copies of magnetic media, and outsourcing support services that address the needs of data center operations and disaster recovery programs. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created an emerging need for efficient, cost-effective, high quality solutions for electronic archiving and the management of electronic documents.

Consolidation of a Highly Fragmented Industry

        Over the past several years, there has been consolidation in the highly fragmented RIMS industry. Most RIMS companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that this trend will continue because of the industry's capital requirements for growth, opportunities for large RIMS providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important paper and electronic records needs. Large, national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and intend to continue to make, acquisitions of our competitors, many of whom are small, single city operators.

Description of Our Business

        We generate our revenues by providing storage for a variety of information media formats, core records management services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced storage for records and information is the mainstay of our customer relationships and provides the foundation for our revenue growth. The core services, which are a vital part of a comprehensive records management program, are highly recurring in nature and therefore very predictable. Core services consist primarily of the handling and transportation of stored records and information. In our confidential destruction business, core services consist primarily of the scheduled collection and handling of sensitive records. In 2001, our storage and core service revenues represented approximately 86% of our total revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling RIMS-related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by our business records and off-site data protection businesses includes both core and complementary components.

Business Records Management

        The hard copy business records stored by our customers with us by their nature are not very active. These types of records are stored in cartons packed by the customer. We use bar-coded tracking technologies known as the Safekeeper™ system and the SafekeeperPLUS™ system, which combines the architecture of the Pierce Leahy User Solution® ("PLUS®") system and the enhanced functionality of Safekeeper™, and other procedures to ensure the integrity of the contents of a customer's cartons and to efficiently store and later retrieve a customer's cartons. As a central component of our integration plan for the Pierce Leahy transaction, we developed SafekeeperPLUS™ and continue a city-by-city conversion program that is expected to be completed in 2002. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

Off-Site Data Protection

        Data security services consist of the storage and rotation of back-up computer media as part of corporate disaster and business recovery plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocation and support disaster recovery testing and execution. We are now in the early stages of offering e-Vaulting as part of our off-site data protection services product line. E-Vaulting allows customers to utilize different levels of electronic transfer, storage and recovery of critical back-up data ranging from real time transfers using storage silos to electronic transfer and off-line storage for less immediate needs.

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

Vital Records Services

        Vital records contain critical or irreplaceable data such as master audio and video recordings, film, software source code and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. Our charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage functions. We provide the same ancillary services for vital records as we provide for our other storage operations.

Service and Courier Operations

        Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The Safekeeper and SafekeeperPLUS systems control the service processes from order entry through transportation and invoicing for business records while MediaLink and SecureBase manage the process for the data security services business.

        Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2001, we were utilizing a fleet of more than 2,000 owned or leased delivery vehicles.

Confidential Destruction

        Confidential destruction involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. We believe that customers are motivated by privacy regulation and the desire to protect their proprietary trade secrets. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. We currently perform these services in 23 markets and seek to expand our presence in this business through acquisitions and internal start-ups.

Intellectual Property Protection Services

        We provide intellectual property protection services through our wholly owned subsidiary, DSI Technology Escrow Services, Inc. DSI specializes in third party technology escrow services that protect intellectual property assets such as software source code. In addition, DSI assists in securing intellectual property as collateral for lending, investments and other joint ventures, in managing domain name registrations and transfers, and provide expertise and assistance in complying with the Securities and Exchange Commission (the "Commission") electronic records regulations.

Digital Archiving Services

        Our digital archiving services focus on archiving digital information with long-term preservation requirements. These services represent the digital analogy to our paper records management services. Typical digital records include electronic mail, electronic documents retained for legal or compliance purposes and other electronic records documenting business transactions. Digital archiving services are offered for image-based records as well.

        The growth rate of mission-critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of digital information management, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us. We are cultivating marketing partnerships with technology providers whose products can interface with our digital archives.

        We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their business records management programs and consist primarily of: (i) storage capacity and the preservation of data; (ii) access to and control over the data in a secure environment; and (iii) the need to keep electronic records due to regulatory compliance or for litigation support. Products and services are currently being developed to address these needs and expand the array of services we may offer for electronic records.

Complementary Services and Products

        We offer a variety of additional services within all of our business lines, which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both off-site at our own facilities and by supplying our own personnel to perform management functions on-site at the customer's premises.

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly owned subsidiary, COMAC, Inc. COMAC stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. In addition, COMAC assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in RIMS to analyze the practices of such companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

        We also sell: (i) a full line of specially designed corrugated cardboard, metal and plastic storage containers; (ii) magnetic media products including computer tapes, cartridges and drives, tape cleaners and supplies and CDs; and (iii) computer room equipment and supplies such as racking systems, furniture, bar code scanners and printers.

        The amount of revenues derived from our business records management, off-site data protection, international and other operating segments and other relevant financial data for fiscal years 1999, 2000 and 2001 are set forth in Note 12 of Notes to Consolidated Financial Statements.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our revenues. The historical predictability of this revenue stream and the resulting EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization) and Adjusted EBITDA1 allow us to operate with a high degree of financial leverage. Since 1995, we have invested approximately $2.8 billion in acquisitions and capital expenditures for property, plant and equipment to support our growth. Our primary financial goal has always been, and continues to be, to increase consolidated Adjusted EBITDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Adjusted EBITDA is a source of funds for investment in continued growth and for servicing indebtedness. Our business has the following financial characteristics:

1
Adjusted EBITDA is defined as EBITDA adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. Merger-related expenses are primarily those expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include severance and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Stock option compensation expense represents non-cash charges resulting from the acceleration and extension of previously granted stock options as part of separation agreements with certain executives.

  Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. In addition, we use Adjusted EBITDA as the basis for evaluating the performance of and as a basis for allocating resources to our internal operating segments. However, you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with generally accepted accounting principles, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as measures of liquidity.

  •
  Recurring Revenues. We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Our revenues from these fixed periodic storage fees have grown for 52 consecutive quarters. Once a customer places paper records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic back-up media consist primarily of fixed monthly payments. In each of the last five years, storage revenues, which are stable and recurring, have accounted for approximately 60% of our total revenues. This stable and growing storage base also provides the foundation for increases in revenues, EBITDA and Adjusted EBITDA.

  •
  Historically Non-Cyclical Business. We have not experienced any significant reductions of our storage business as a result of past general economic downturns, although we can give no assurance that this would be the case in the future. During this most recent economic slowdown some customers delayed or postponed expenditures for certain complementary records management projects. Additionally, the rate at which customers added new cartons to their inventory with us slowed somewhat, which may be a result of current economic conditions. We believe that companies that have outsourced RIMS programs are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their RIMS programs in-house. However, some customers may cancel or delay certain non-recurring or discretionary expenditures as a means of reducing their short-term costs.
  •
  Inherent Growth from Existing Paper Records Customers. Our paper records customers have on average generated additional Cartons2 at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1996 through December 31, 2001, our annual Net Carton Growth From Existing Customers3 has averaged in excess of 5%. We believe the consistent growth of our paper storage revenues is the result of a number of factors, including: (i) the trend toward increased records retention; (ii) customer satisfaction with our services; and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of RIMS.

2
The term "Carton" is defined as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet. The number of cartons stored does not include storage volumes in our vital records services and data security services, which are described below.
3
The term "Net Carton Growth From Existing Customers" is defined as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of our facilities in South Brunswick Township, New Jersey. See "Item 3. Legal Proceedings." This calculation also excludes our Latin American and European operations as well as a portion of our medical records operations.

  •
  Diversified and Stable Customer Base. As of December 31, 2001, we had over 150,000 customer accounts in a variety of industries. We currently provide services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment, and government organizations. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2001. From January 1, 1996 through December 31, 2001, average annual permanent removals of Cartons, not including destructions, represented approximately 4% of total Cartons stored.
  •
  Capital Expenditures Related Primarily to Growth. Our RIMS business requires limited annual capital expenditures made in order to maintain our current revenue stream. From January 1, 1996 through December 31, 2001, approximately 90% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, management information systems, new buildings and improvements to existing facilities. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues, EBITDA and Adjusted EBITDA.

Growth Strategy

        Our objective is to maintain our position as the leader in records and information management services. Domestically, we seek to be one of the largest RIMS providers in each of our geographic markets. Internationally, the objectives are to continue to capitalize on our expertise in the RIMS industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (i) increased business with existing customers; (ii) additions of new customers; (iii) the introduction of new products and services such as e-Vaulting, digital archiving and confidential destruction; and (iv) selective acquisitions in new and existing markets.

Growth from Existing Customers

        Our existing customers storing paper records contribute to storage and storage-related services revenue growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local management staff.

        Through our local account management staff, we leverage existing business relationships with our customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

Additions of New Customers

        Our sales force is dedicated to two primary objectives: establishing new customer account relationships and expanding new and existing customer relationships by offering a wide array of complementary services and products. In order to accomplish these objectives, the sales force draws on our national marketing organization and senior management. As a result of acquisitions and our decision to recruit additional qualified sales professionals, we have increased the size of our sales force to approximately 390 such professionals as of December 31, 2001.

Introduction of New Products and Services

        We continue to expand our menu of products and services. We have significantly increased our presence in the confidential destruction industry and are in the process of developing new e-Vaulting and digital archiving services. These new products and services allow us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth through Domestic Acquisitions

        Our acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through "fold-in" acquisitions. We have a successful record of acquiring and integrating RIMS companies. See "—Completed Acquisitions." We intend to continue our domestic acquisition program. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall domestic revenue growth than they have been historically.

International Growth Strategy

        We also intend to continue to make acquisitions and investments in RIMS businesses outside the United States. We have acquired and invested in, and seek to acquire and invest in, RIMS companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for growth. Since beginning our international expansion program in January 1999, directly and through joint ventures, we have expanded our operations into Canada, Europe and Latin America. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate domestic acquisition candidates, we also evaluate the presence in the potential market of our existing clients as well as the risks uniquely associated with an international investment, including those risks described below.

        The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe and Latin America. We have a 50.1% controlling interest in each of our Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries. Iron Mountain South America has in some cases bought controlling, yet not full, ownership in local businesses in order to enhance our local market expertise. We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business, although our long-term goal is to acquire full ownership of each such business. The local partner benefits from our expertise in the RIMS industry and, in certain cases, our technology, and we benefit from our local partner's knowledge of the market, relationships with customers and their presence in the community.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors. At this time, there can be no assurance as to whether any international investment will be successful in achieving our objectives.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 1999, 2000 and 2001 are set forth in Note 12 of Notes to Consolidated Financial Statements. During 2001, we derived approximately 13% of our revenues from outside of the United States.

Completed Acquisitions

        As part of our growth strategy, from January 1, 1999 through December 31, 2001, we acquired 45 RIMS businesses. The following table presents certain information with respect to the acquisitions completed by us between January 1, 1999 and December 31, 2001 (dollars in millions):

			Components of Purchase Price Consideration
	Number	Total Aggregate Revenues Represented (1)	Cash Paid and Debt Assumed and Issued	Fair Value of Common Stock and Options Issued	Total Purchase Price
1999 Acquisitions	17	$98	$215	$46	$261
2000 Acquisitions (2)	12	401	732	447	1,179
2001 Acquisitions	16	37	83	0	83

(1)
Total annual aggregate revenues were calculated in each case by reference to the revenues of each of the acquired businesses during the year in which they were acquired. This calculation includes an estimate of total revenues for the portion of the year of acquisition during which any such acquired business was not included in our results of operations.

(2)
The total purchase price for the 2000 Acquisitions includes $1.0 billion for the acquisition of Pierce Leahy on February 1, 2000.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. We track customer accounts based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of December 31, 2001, we had over 150,000 customer accounts in a variety of industries. We currently provide services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment, and government organizations. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2001.

Competition; Alternative Technologies

        We compete with our current and potential customers' internal records and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future records and information management services.

        We compete with multiple RIMS providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively based on these factors.

        We also compete with other RIMS providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to the RIMS business and such acquisition candidates or focus their strategy on our markets, our results of operations could be adversely affected.

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper format. A significant shift by our customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect our business. We are collaborating with other companies to develop e-Vaulting and digital archiving service products designed to address our customers' emerging need for efficient, cost-effective, high quality solutions for electronic archiving and the management of electronic documents.

Employees

        As of December 31, 2001, we employed approximately 8,700 full-time employees in the United States. Directly and through majority-owned joint ventures, as of December 31, 2001, we employed approximately 2,600 full-time employees outside of the United States. A small percentage of our employees are represented by unions. These unionized employees are located in California and one city in Canada. As of December 31, 2001, the aggregate number of unionized employees was approximately 365.

        All domestic non-union employees are eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time domestic employees participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. International employees participate in separate benefit and incentive-based compensation programs. Management believes that we have good relationships with our employees and unions.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate policies for California earthquake exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance carried by us are: workers compensation, general liability, umbrella, automobile, and directors and officers policies.

        Our standard form of storage contract sets forth an agreed maximum valuation for each carton or other storage unit held by us, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and we believe that in typical circumstances our liability would be so limited in the event of loss or damage to stored items for which we may be held liable. However, some of our agreements with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by particular customers seeking to rescind their contracts, including limitations on liability, as a result of the fires experienced at our South Brunswick Township, New Jersey facilities in 1997.

Environmental Matters

        Some of our currently and formerly owned or operated properties were previously used by entities other than us for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or may have involved the generation of hazardous wastes. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. Under various federal, state and local environmental laws, we may be potentially liable for environmental compliance and remediation costs to address contamination, if any, located at these properties as well as damages arising from such contamination. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

        We currently transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing a pollution liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation exposures.

Item 2. Properties.

        As of December 31, 2001, we conducted operations through 519 leased and 134 owned facilities containing a total of 41.5 million square feet of space. The leased facilities typically have initial lease terms of ten years with options to renew for an additional five to ten years. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe and Latin America, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the United Kingdom. We believe that the space available in our facilities is adequate to meet our current needs. See Note 13 of

Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of our other RIMS facility in South Brunswick Township, New Jersey.

        Certain of our customers or their insurance carriers have asserted claims as a consequence of the destruction of, or damage to, their records as a result of the fires, including claims with specific requests for compensation and allegations of negligence or other culpability on the part of Iron Mountain. We and our insurers have denied any liability on the part of Iron Mountain as to all of these claims.

        We are presently aware of five pending lawsuits that have been filed against Iron Mountain by certain of our customers and/or their insurers, and of two lawsuits filed by the insurers of abutters of the South Brunswick facility, and of one lawsuit filed by a fire official who claims that he was injured in the course of fighting the first fire. Seven of these eight lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The eighth lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. A ninth lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000. After trial, judgment was entered in favor of Iron Mountain; no appeal was filed in this matter.

        We have denied liability and asserted affirmative defenses in all of the remaining cases arising out of the fires and, in certain of the cases, have asserted counterclaims for indemnification against the plaintiffs. Discovery is ongoing. We deny any liability as a result of the destruction of, or damage to, customer records or property of abutters as a result of the fires, which were beyond our control. We also deny any liability for the injuries allegedly sustained by the fire official. We intend to vigorously defend ourselves against these and any other lawsuits that may arise.

        We were paid by our general liability and property insurance carrier for costs incurred as a result of business interruption and property damage due to the fires, and/or the related defense cost of third party claims. However, our errors and omissions carrier made an initial determination denying coverage as to these third party claims. In November 1998, we filed an action in the United States District Court for the District of Massachusetts seeking a declaration of coverage and other relief. The parties, together with the general liability and property carrier, have entered into a settlement agreement regarding reimbursement of defense costs and agreed to ongoing discussions regarding any remaining coverage issues.

        The outcome of these proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

        In addition to the matters discussed above, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no other material legal proceedings are pending to which we, or any of our properties, are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder Matters.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." On December 5, 2001, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 31, 2001 to all shareholders of record as of the close of business on December 17, 2001.

        The following table sets forth the high and low sale prices on the NYSE, for the years 2000 and 2001, giving effect to such stock split:

	Sale Prices
	High	Low
2000
First Quarter(1)	$23.25	$18.50
Second Quarter	24.54	19.75
Third Quarter	24.67	20.67
Fourth Quarter	25.00	19.67
2001
First Quarter	$28.43	$21.08
Second Quarter	29.97	22.77
Third Quarter	30.00	26.50
Fourth Quarter	30.47	25.33

(1)
The high and low sale prices on the NYSE for the first quarter of 2000 include only the months of February and March as our merger with Pierce Leahy occurred on February 1, 2000.

        The closing price of our common stock on the NYSE on March 1, 2002 was $31.02. As of March 1, 2002, there were 603 holders of record of our common stock. We believe that there are more than 9,400 beneficial owners of our common stock.

        Our board currently intends to retain future earnings, if any, for the development of our businesses and does not anticipate paying cash dividends on our common stock in the foreseeable future. Future determinations by our board to pay cash dividends on our common stock would be based primarily upon our financial condition, results of operations and business requirements. Cash dividends, if any, would be payable at the sole discretion of our board out of the funds legally available for that purpose. Some of our credit agreements and indentures contain provisions that limit the amount of cash dividends we may pay and stock repurchases that we may make.

        We have not paid dividends on our common stock, other than stock dividends, during the last two years.

Item 6. Selected Consolidated Financial and Operating Information.

        The following selected consolidated statements of operations and balance sheet data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

        On December 5, 2001, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 31, 2001 to all shareholders of record as of the close of business on December 17, 2001. All accompanying share and per share amounts have been restated to reflect the stock split.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$125,968	$230,702	$317,387	$585,664	$694,474
Service and Storage Material Sales	82,797	153,259	202,162	400,707	476,642

Total Revenues	208,765	383,961	519,549	986,371	1,171,116
Operating Expenses:
Cost of Sales (excluding depreciation)	106,879	192,113	260,930	482,771	561,936
Selling, General and Administrative	51,668	95,867	128,948	246,559	306,934
Depreciation and Amortization	27,107	48,301	65,422	126,810	153,591
Stock Option Compensation Expense	—	—	—	15,110	—
Merger-related Expenses	—	—	—	9,133	3,673

Total Operating Expenses	185,654	336,281	455,300	880,383	1,026,134
Operating Income	23,111	47,680	64,249	105,988	144,982
Interest Expense, Net	27,712	45,673	54,425	117,975	134,742
Other Income (Expense), Net	—	1,384	17	(6,045)	(18,371)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes and Minority Interest	(4,601)	3,391	9,841	(18,032)	(8,131)
Provision (Benefit) for Income Taxes	(80)	6,558	10,579	9,125	26,036
Minority Interest in Earnings (Losses) of Subsidiaries	—	—	322	(2,224)	(1,929)

Loss from Continuing Operations before Extraordinary Item	(4,521)	(3,167)	(1,060)	(24,933)	(32,238)
Income from Discontinued Operations	—	201	241	—	—
Loss on Sale of Discontinued Operations	—	—	(13,400)	—	—
Extraordinary Charge (net of tax benefit)	—	—	—	(2,892)	(11,819)

Net Loss Applicable to Common Shareholders	$(4,521)	$(2,966)	$(14,219)	$(27,825)	$(44,057)

Net Loss per Common Share — Basic and Diluted:
Loss from Continuing Operations	$(0.18)	$(0.08)	$(0.02)	$(0.31)	$(0.39)
Income from Discontinued Operations	—	0.01	0.01	—	—
Loss on Sale of Discontinued Operations	—	—	(0.27)	—	—

Loss Before Extraordinary Charge	(0.18)	(0.07)	(0.28)	(0.31)	(0.39)
Extraordinary Charge (net of tax benefit)	—	—	—	(0.04)	(0.14)

Net Loss Applicable to Common Shareholders	$(0.18)	$(0.07)	$(0.28)	$(0.35)	$(0.53)

Weighted Average Common Shares Outstanding — Basic and Diluted	25,758	41,205	50,018	79,688	83,666

(footnotes on following page)

	Year Ended December 31,
	1997		1998		1999		2000		2001
	(In thousands)
Other Data:
EBITDA	$50,218		$97,365		$129,366		$228,977		$282,131
EBITDA as a Percentage of Total Revenues	24.1%		25.4%		24.9%		23.2%		24.1%
Adjusted EBITDA(1)	$50,218		$95,981		$129,671		$257,041		$302,246
Adjusted EBITDA as a Percentage of Total Revenues	24.1%		25.0%		25.0%		26.1%		25.8%
Ratio of Earnings to Fixed Charges	0.9	x(2)	1.1	x	1.1	x	0.9	x(2)	1.0	x(2)
	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$24,510	$1,715	$3,830	$6,200	$21,359
Total Assets	636,786	967,385	1,317,212	2,659,096	2,859,906
Total Debt	428,018	456,178	612,947	1,355,131	1,496,099
Shareholders' Equity	137,733	338,882	488,754	924,458	885,959

Reconciliation of EBITDA to Adjusted EBITDA
and Income (Loss) Before Provision for
Income Taxes and Minority Interest:

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands)
EBITDA	$50,218	$97,365	$129,366	$228,977	$282,131
Other Expense (Income)	—	(1,384)	(17)	6,045	18,371
Merger-related Expenses	—	—	—	9,133	3,673
Stock Option Compensation Expense	—	—	—	15,110	—
Minority Interests in Earnings (Losses) of Subsidiaries	—	—	322	(2,224)	(1,929)

Adjusted EBITDA	50,218	95,981	129,671	257,041	302,246
Depreciation and Amortization	(27,107)	(48,301)	(65,422)	(126,810)	(153,591)
Stock Option Compensation Expense	—	—	—	(15,110)	—
Merger-related Expenses	—	—	—	(9,133)	(3,673)
Interest Expense	(27,712)	(45,673)	(54,425)	(117,975)	(134,742)
Other Income (Expense)	—	1,384	17	(6,045)	(18,371)

Income (Loss) Before Provision for Income Taxes and Minority Interest	$(4,601)	$3,391	$9,841	$(18,032)	$(8,131)

(1)
Adjusted EBITDA is defined as EBITDA adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. We use Adjusted EBITDA as our internal measurement of financial performance and as the basis for allocating resources to our operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. However, you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with generally accepted accounting principles, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of other measures of performance determined in accordance with GAAP and our sources and applications of cash flow.

(2)
We reported a loss from continuing operations before provision (benefit) for income taxes and minority interest for the years ended December 31, 1997, 2000 and 2001. We would have needed to generate additional income from operations before provision for income taxes and minority interest of $4,601, $18,032 and $8,131 to cover our fixed charges of $37,489, $154,975 and $177,032, respectively.

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

  •
  the cost and availability of appropriate storage facilities;

  •
  our significant indebtedness and the cost and availability of financing for contemplated growth;

  •
  changes in customer preferences and demand for our services;

  •
  rapid and significant changes in technology;

  •
  uncertainties related to international expansion;

  •
  difficulties related to the integration of acquisitions;

  •
  uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our products and services;

  •
  effects of future changes in regulatory standards and requirements; and

  •
  other general economic and business conditions.

Critical Accounting Policies

        The following "Management's Discussion and Analysis of Financial Condition and Results of Operations", as well as disclosures included elsewhere in this filing, are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies involve more significant judgments and estimates used in the preparation of the consolidated financial statements.

Accounting for Acquisitions

        Part of our growth strategy has included the acquisition of numerous businesses. The purchase price of these acquisitions has been determined after due diligence of the acquired business, market research, strategic planning, and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

        Each acquisition has been accounted for using the purchase method as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations", and more recently, Statement of Financial Accounting Standard ("SFAS") 141, "Business Combinations." Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2001 would differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. These activities are included as costs of the acquisition and are recorded as goodwill consistent with the guidance of Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business.

        Our acquisitions have resulted in a significant accumulation of goodwill which, for acquisitions prior to July 1, 2001, we amortized over an estimated benefit period of 20 to 30 years. We have not amortized any goodwill for our acquisitions completed after July 1, 2001 and will no longer amortize any goodwill beginning on January 1, 2002, in accordance with SFAS 142, "Goodwill and Other Intangible Assets". Through December 31, 2001, we reviewed our existing goodwill for impairment, consistent with the guidelines of SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and determined that no amounts of goodwill were impaired using the undiscounted future cash flow methodology of SFAS 121. Effective January 1, 2002, we will review goodwill for impairment consistent with the guidelines of SFAS 142 using a discounted future cash flow approach. The methodology for determining impairment under SFAS 142 is significantly different and could result in different determinations than under SFAS 121. Pursuant to SFAS 142, we will test our goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. We are currently evaluating the effect that the adoption may have on our consolidated results of operations and financial position.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments or disputes with customers regarding payment terms. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required.

Accounting for Synthetic Leases

        We participate in several synthetic leasing programs that involve 30 of the 519 leased facilities that we occupy. Under these synthetic lease facilities, special purpose entities are established to acquire properties and subsequently lease those properties to us. The leases are designed and qualify as operating leases for accounting purposes, where the monthly lease expense is recorded as rent expense in our income statement. We do not consolidate the assets or liabilities related to these facilities in our consolidated financial statements.

        Synthetic lease facilities require the application of complex lease and special purpose entity accounting rules and interpretations. We are aware that the Financial Accounting Standards Board is currently reviewing these accounting rules and interpretations and is considering their current and future application. In the course of applying these complex accounting rules and interpretations, we have made certain judgments, estimates and assumptions relative to their treatment.

        We had properties in our synthetic lease facilities with a lessor's original cost of $74.3 million as of December 31, 2000. During 2001, we added 16 properties to our synthetic lease program with an original cost of $77.6 million bringing the total original cost of properties in our synthetic lease program to $151.9 million as of December 31, 2001. If all of our synthetic leases were accounted for as capital leases rather than operating leases or if these special purpose entities were consolidated in our 2001 historical financial statements: (1) our gross property, plant and equipment and long-term debt would each be increased in an amount equal to $151.9 million as of December 31, 2001; (2) depreciation expense would increase in an amount equal to $2.2 million for the year ended December 31, 2001 for the properties leased pursuant to the synthetic lease facilities; and (3) rent expense for these properties would be reclassified as interest expense in an amount equal to $8.5 million for the year ended December 31, 2001. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $8.5 million, $8.5 million, $6.3 million and $8.5 million, respectively. In addition, net income before tax would have decreased by $2.2 million for the year ended December 31, 2001. See "—Liquidity and Capital Resources—Synthetic Leases."

        We believe that the following pro forma information will further assist in the understanding of this topic. If we had occupied all 30 properties on January 1, 2001 and all of our synthetic leases were accounted for as capital leases rather than operating leases or if these special purpose entities were consolidated in our financial statements: (1) our gross property, plant and equipment and long-term debt would each be increased in an amount equal to $151.9 million as of December 31, 2001; (2) depreciation expense would increase in an amount equal to $2.9 million for the year ended December 31, 2001 for the properties leased pursuant to the synthetic lease facilities; and (3) rent expense for these properties would be reclassified as interest expense in an amount equal to $11.4 million for the year ended December 31, 2001. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $8.5 million, $8.5 million, $5.6 million and $11.4 million, respectively. In addition, net income before tax would have decreased by $5.8 million for the year ended December 31, 2001.

Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting For Derivative Instruments And Hedging Activities", establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as components of other comprehensive income, assets and liabilities or earnings depending on the nature of such derivatives.

        For cash flow hedges, the effective portions of the gains and losses are recorded to other comprehensive income and are recognized in earnings concurrent with the disposition of the hedged risks. For fair value hedges, the gains and losses are recorded in earnings each period along with the change in the fair value of the hedged item. For hedges of foreign currency the accounting treatment generally follows the treatment for cash flow hedges or fair value hedges depending on the nature of the foreign currency hedge.

        In order for a derivative contract to be designated as a hedge, the relationship between the hedging instrument and the hedged item or transaction must be highly effective. The effectiveness test is performed at the inception of the hedge and each reporting period thereafter, throughout the period that the hedge is designated. Any amounts determined to be ineffective are recorded currently in earnings.

        Although we apply some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. We had $10.1 million of interest rate risk management liabilities and had a corresponding amount for unrealized losses to other comprehensive income ($6.1 million, net of tax) primarily related to cash flow hedges at December 31, 2001.

Accounting for Internal Use Software

        We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects to the extent time is spent directly on the project, are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are evaluated for impairment in accordance with SFAS 121.

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets.

Accounting for Investments

        We hold investments in companies having operations or technology in areas within our strategic focus. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly resulting in an impairment charge in the future.

Overview

        Our primary financial objective has been to increase consolidated EBITDA and Adjusted EBITDA, which is a source of funds for investment in continued growth and to service indebtedness. We use Adjusted EBITDA as our internal measurement of financial performance and as the basis for allocating resources to our internal operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. However, you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with generally accepted accounting principles, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity.

        We have benefited from our growth in consolidated EBITDA and Adjusted EBITDA. EBITDA has increased from $129.4 million for 1999 to $282.1 million for 2001 (a compound annual growth rate of 47.7%). Adjusted EBITDA has increased from $129.7 million for 1999 to $302.2 million for 2001 (a compound annual growth rate of 52.7%). However, the focus on generating EBITDA and Adjusted EBITDA has negatively affected other measures of our financial performance, such as consolidated net income.

        For the years ended December 31, 1999 through 2001, we experienced consolidated net losses of $14.2 million, $27.8 million and $44.1 million, respectively. We attribute such losses in part to significant charges associated with the pursuit of our growth strategy, namely:

  •
  increases in depreciation expense associated with expansion of storage capacity as well as development and acquisition of information systems assets;

  •
  increases in goodwill amortization associated with acquisitions accounted for under the purchase method prior to July 1, 2001;

  •
  increases in interest expense associated with the borrowings used to fund acquisitions;

  •
  in 2000, charges for non-cash stock option compensation expense and in 2000 and 2001, merger-related expenses, both primarily associated with the integration of the operations of Iron Mountain and Pierce Leahy;

  •
  in 2001, extraordinary charges for early extinguishment of debt associated with the retirement of our 11 1/8% senior subordinated notes due 2006 and 10 1/8% senior subordinated notes due 2006, or the 11 1/8% notes and the 10 1/8% notes, respectively; and

  •
  in 2000 and 2001, non-cash foreign currency losses primarily due to a change in the value of the Canadian dollar as compared to the U.S. dollar, as it relates to the U.S. dollar denominated debt and intercompany balances of our principal Canadian subsidiary.

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 60% of total revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of storage materials. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and sales of specially designed storage containers, magnetic media including computer tapes and related supplies. Courier operations consist primarily of the pickup and delivery of records upon customer request. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

        Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs, vehicle and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies.

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business and the acquisitions we have completed. The principal components of depreciation relate to storage systems and related equipment, new buildings and leasehold improvements, equipment for new facilities and computer system hardware and software. Amortization relates primarily to goodwill arising from acquisitions and customer acquisition costs. We have accounted for all of our acquisitions under the purchase method. Since the purchase price for companies in our industry is usually substantially in excess of the fair value of their net assets, these purchases have given rise to significant goodwill and, accordingly, significant levels of amortization. Although amortization is a non-cash charge, it does decrease reported consolidated net income. Because certain of our acquisitions have given rise to nondeductible goodwill, our effective tax rate historically has been higher than the statutory rate. See "—Recent Pronouncements."

        We acquired 17 businesses in 1999, 12 in 2000 and 16 in 2001. With the exception of the Pierce Leahy merger in 2000, most acquisitions had lower Adjusted EBITDA margins than the rest of our business. We generally do not realize anticipated synergies relating to acquisitions immediately. We were able to increase our recent Adjusted EBITDA margins through improved overall operating efficiencies, economies of scale and the realization of synergies in connection with earlier acquisitions, as well as the addition of the higher-margin Pierce Leahy business in 2000. This increase was partially offset by additional labor expense due to wage and incentive compensation equalization in conjunction with the Pierce Leahy integration. As a result of the foregoing factors, consolidated Adjusted EBITDA margins were 25.0% for 1999, 26.1% for 2000 and 25.8% for 2001. Included in Adjusted EBITDA for 2001 is $5.4 million (0.5% of consolidated revenue) of development expenses for our new technology-based services.

        On December 5, 2001, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock on December 31, 2001 to all stockholders of record as of the close of business on December 17, 2001. All share and per share amounts have been restated to reflect the stock split.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Year Ended December 31,
	1999	2000	2001
Revenues:
Storage	61.1%	59.4%	59.3%
Service and Storage Material Sales	38.9	40.6	40.7

Total Revenues	100.0	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	50.2	48.9	48.0
Selling, General and Administrative	24.8	25.0	26.2
Depreciation and Amortization	12.6	12.9	13.1
Stock Option Compensation Expense	—	1.6	—
Merger-related Expenses	—	0.9	0.3

Total Operating Expenses	87.6	89.3	87.6
Operating Income	12.4	10.7	12.4
Interest Expense, Net	10.5	12.0	11.5
Other Income (Expense), Net	0.0	(0.5)	(1.7)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	1.9	(1.8)	(0.8)
Provision for Income Taxes	2.0	0.9	2.2
Minority Interest in (Losses) Earnings of Subsidiaries	0.1	(0.2)	(0.2)

Loss from Continuing Operations before Extraordinary Item	(0.2)	(2.5)	(2.8)
Income from Discontinued Operations	0.1	—	—
Loss on Sale of Discontinued Operations	(2.6)	—	—
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit)	—	(0.3)	(1.0)

Net Loss	(2.7)%	(2.8)%	(3.8)%

Other Data:
EBITDA from Continuing Operations	24.9%	23.2%	24.1%

Adjusted EBITDA from Continuing Operations	25.0%	26.1%	25.8%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Consolidated revenues increased $184.7 million, or 18.7%, to $1,171.1 million for the year ended December 31, 2001 from $986.4 million for the year ended December 31, 2000. Internal revenue growth for the year ended December 31, 2001 was 10.5%, comprised of 11.1% for storage revenue and 9.5% for service and storage material sales revenues. We calculate internal revenue growth in local currency for our international operations and as if Pierce Leahy had merged with us on January 1, 2000.

        Consolidated storage revenues increased $108.8 million, or 18.6%, to $694.5 million for the year ended December 31, 2001 from $585.7 million for the year ended December 31, 2000. The increase was primarily attributable to: (1) internal revenue growth of 11.1% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions, particularly the inclusion of Pierce Leahy's revenue for twelve months of 2001 versus eleven months of 2000. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $3.8 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling.

        Consolidated service and storage material sales revenues increased $75.9 million, or 19.0%, to $476.6 million for the year ended December 31, 2001 from $400.7 million for the year ended December 31, 2000. The increase was primarily attributable to: (1) internal revenue growth of 9.5% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions, particularly the inclusion of Pierce Leahy's revenue for twelve months of 2001 versus eleven months of 2000. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $3.3 million as a result of the strengthening of the U.S. dollar against certain currencies during 2001, primarily the Canadian dollar and the British pound sterling.

        Consolidated cost of sales (excluding depreciation) increased $79.2 million, or 16.4%, to $561.9 million (48.0% of consolidated revenues) for the year ended December 31, 2001 from $482.8 million (48.9% of consolidated revenues) for the year ended December 31, 2000. The dollar increase was primarily attributable to the required costs to support our revenue growth and was partially offset by operating efficiencies at our U.S. and Canadian operations, particularly related to the decrease in rent as a percent of consolidated revenue of 0.7% offset by a 0.2% increase in other facilities costs as a percent of consolidated revenues and a 0.2% increase in utility expenses (primarily, gas and oil charges) as a percent of consolidated revenues. In our U.S. and Canadian operations, facility costs increased $22.1 million and labor costs increased $33.7 million, which represented a decrease of 0.3% and 0.8% of consolidated revenues, respectively. The decrease as a percent of consolidated revenues was offset by relatively lower gross margins in our emerging confidential destruction services business, which increased cost of sales by 0.9% of consolidated revenues.

        Consolidated selling, general and administrative expenses increased $60.4 million, or 24.5%, to $306.9 million (26.2% of consolidated revenues) for the year ended December 31, 2001 from $246.6 million (25.0% of consolidated revenues) for the year ended December 31, 2000. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the increase as a percent of consolidated revenues was primarily attributable to: (1) higher overhead levels in our emerging confidential destruction services business (an increase of 0.6% of consolidated revenue) and our Latin American and European operations (an increase of 0.4% of consolidated revenue); (2) higher data communications costs resulting from network deployment and migration activities (an increase of 0.4% of consolidated revenues); and (3) expenditures for our marketing and information technology initiatives related to the development of complementary technology-based service offerings (an increase of 0.5% of consolidated revenues). These increases were partially offset by a decrease in the provision for doubtful accounts for our U.S. and Canadian operations (a decrease of 0.4% of consolidated revenues).

        Consolidated depreciation and amortization expense increased $26.8 million, or 21.1%, to $153.6 million (13.1% of consolidated revenues) for the year ended December 31, 2001 from $126.8 million (12.9% of consolidated revenues) for the year ended December 31, 2000. Depreciation expense increased $20.3 million, primarily due to the additional depreciation expense related to the 2000 and 2001 acquisitions, particularly the inclusion of Pierce Leahy's depreciation expense for twelve months of 2001 versus eleven months of 2000 and capital expenditures including storage systems, information systems and expansion of storage capacity in existing facilities. Amortization expense increased $6.4 million, primarily due to the additional amortization expense related to the goodwill generated by our 2000 and 2001 acquisitions completed prior to July 1, 2001, particularly Pierce Leahy.

        Stock option compensation expense of $15.1 million for the year ended December 31, 2000 represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as a part of separation agreements with certain executives. There were no such costs for the year ended December 31, 2001.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $3.7 million (0.3% of consolidated revenues) for the year ended December 31, 2001 compared to $9.1 million (0.9% of consolidated revenues) for the same period of 2000.

        As a result of the foregoing factors, consolidated operating income increased $39.0 million, or 36.8%, to $145.0 million (12.4% of consolidated revenues) for the year ended December 31, 2001 from $106.0 million (10.7% of consolidated revenues) for the year ended December 31, 2000.

        Consolidated interest expense increased $16.8 million, or 14.2%, to $134.7 million for the year ended December 31, 2001 from $118.0 million for the year ended December 31, 2000. The increase was primarily attributable to increased indebtedness related to: (1) $19.6 million of interest expense on the 8 5/8% senior subordinated notes due 2013, or the 8 5/8% notes, which were issued in April and September 2001; (2) the inclusion of term debt related to our credit facility for twelve months versus five months of 2000 resulting in an increase of $6.2 million; and (3) the inclusion of Pierce Leahy's debt for twelve months of 2001 versus eleven months of 2000 resulting in an increase of $4.7 million. These increases were partially offset by reduced interest expense of $11.8 million due to the retirement of our 11 1/8% and 10 1/8% senior subordinated notes as well as a decline in the weighted average interest rate on our variable rate debt.

        Consolidated other expense was $18.4 million for the year ended December 31, 2001 compared to $6.0 million for the year ended December 31, 2000. The change was partially due to a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company. Additionally, we recorded a non-cash foreign currency loss of $10.4 million, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar for the year ended December 31, 2001, versus the same period of 2000, as it relates to Iron Mountain Canada Corporation's 8 1/8% senior notes due 2008, or the 8 1/8% notes, and the intercompany balances with our Canadian and European subsidiaries. In 2000, this amount was $6.3 million.

        As a result of the foregoing factors, consolidated loss before provision for income taxes and minority interests decreased $9.9 million to $8.1 million (0.7% of consolidated revenues) for the year ended December 31, 2001 from $18.0 million (1.8% of consolidated revenues) for the year ended December 31, 2000. The provision for income taxes was $26.0 million for the year ended December 31, 2001 compared to $9.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, we recorded approximately $38.9 million of nondeductible goodwill amortization expense.

        Consolidated loss before extraordinary item increased $7.3 million to $32.2 million (2.8% of consolidated revenues) for the year ended December 31, 2001 from $24.9 million (2.5% of consolidated revenues) for the year ended December 31, 2000. In 2001, we recorded an extraordinary charge of $11.8 million (net of tax benefit of $8.2 million) related to the early retirement of our 11 1/8% and 10 1/8% notes in conjunction with our underwritten public offerings of the 8 5/8% notes. In 2000, we recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of our senior credit facility. The charges primarily represented call and tender premiums and the write-off of unamortized deferred financing costs associated with the extinguished debt.

        As a result of the foregoing factors, consolidated Adjusted EBITDA increased $45.2 million, or 17.6%, to $302.2 million (25.8% of consolidated revenues) for the year ended December 31, 2001 from $257.0 million (26.1% of consolidated revenues) for the year ended December 31, 2000. Excluding the $5.4 million of expenses (0.5% of consolidated revenues) related to the development of our new technology-related service offerings, our Adjusted EBITDA margin for the year ended December 31, 2001 was 26.3% of consolidated revenues. There were no such costs in the same period of 2000.

        Adjusted EBITDA as a percent of segment revenue for our business records management segment decreased from 27.4% to 26.8%, primarily due to: (1) increases in cost of sales associated with other facility costs, including utilities and property insurance; (2) increases in selling, general and administrative expenses as a result of divisionalization; (3) higher data communications costs resulting from network deployment and migration activities; and (4) an increase in the provision for doubtful accounts. This decrease was partially offset by increases in gross margin driven by real estate management and labor efficiencies obtained as a result of an increase in scale.

        Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 25.2% to 26.1% primarily due to an increase in gross margin as a result of improved labor, transportation and real estate management, as well as the contribution from the segment's acquisition of two higher margin escrow businesses. This increase was partially offset by: (1) the decentralization of various overhead functions; (2) an increase in spending for sales and marketing; and (3) a decrease in contribution from the segment's higher margin complementary services due to the relatively slower growth in revenue for those services.

        The Adjusted EBITDA margin for our international segment increased from 20.5% to 23.7% primarily due to: (1) the inclusion of an additional month in 2001 of our more profitable Canadian business acquired as a part of the Pierce Leahy acquisition; (2) efficiency gains from the economies of scale achieved through the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; and (3) improved margins from our Latin American operations. This increase was partially offset by an increase of $0.7 million in the provision for doubtful accounts at our European operations.

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

        Consolidated service and storage material sales revenues increased $198.5 million, or 98.2%, to $400.7 million for the year ended December 31, 2000 from $202.2 million for the year ended December 31, 1999. Consolidated service and storage material sales revenues increased primarily due to acquisitions, particularly the Pierce Leahy acquisition. Pierce Leahy's 1999 service and storage material sales revenues were $152.2 million. Internal service and storage material sales revenue growth, calculated as if Pierce Leahy had merged with Iron Mountain on January 1, 1999, was 13.3%. The internal revenue growth resulted from increases in service and storage material sales to existing customers and the addition of new customer accounts.

        Consolidated cost of sales (excluding depreciation) increased $221.9 million, or 85.0%, to $482.8 million (48.9% of consolidated revenues) for the year ended December 31, 2000 from $260.9 million (50.2% of consolidated revenues) for the year ended December 31, 1999. The dollar increase was primarily attributable to the acquisition of Pierce Leahy. The decrease as a percentage of revenues was primarily attributable to operating efficiencies, particularly related to labor and transportation, gained as a result of an increase in scale, offset by the increased facilities costs of Pierce Leahy, which are typical of a more paper storage-intensive business. Our business records management and international segments are substantially paper-based. Revenues for these segments have increased from 73% to 80% of total revenues from 1999 to 2000.

        Consolidated selling, general and administrative expenses increased $117.7 million, or 91.2%, to $246.6 million (25.0% of consolidated revenues) for the year ended December 31, 2000 from $128.9 million (24.8% of consolidated revenues) for the year ended December 31, 1999. The dollar increase was primarily attributable to the Pierce Leahy acquisition. The increase as a percentage of revenues was primarily attributable to increased spending on information technology related to: (1) the conversion of new systems for our off-site data protection business; (2) increased staffing in preparation for systems conversions related to the integration of Pierce Leahy with us; and (3) our efforts to explore complementary digital service offerings. These increases were partially offset by general management overhead efficiencies driven by an increase in scale.

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

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include severance, relocation and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Merger-related expenses were $9.1 million (0.9% of consolidated revenues) for the year ended December 31, 2000.

        As a result of the foregoing factors, consolidated operating income increased $41.8 million, or 65.0%, to $106.0 million (10.7% of consolidated revenues) for the year ended December 31, 2000 from $64.2 million (12.4% of consolidated revenues) for the year ended December 31, 1999.

        Consolidated interest expense increased $63.6 million, or 116.8%, to $118.0 million for the year ended December 31, 2000 from $54.4 million for the year ended December 31, 1999. The increase was primarily attributable to increased indebtedness related to: (1) the debt assumed as a result of the Pierce Leahy acquisition; (2) the financing of acquisitions and capital expenditures; (3) the increase in our effective interest rate from the same period in 1999; and (4) our debt refinancing on August 14, 2000, resulting in additional principal outstanding and additional commitment fees, which were only partially offset by interest earned on excess cash.

        Consolidated other income (expense) was an expense of $6.0 million for the year ended December 31, 2000 compared to income of $0.0 million for the year ended December 31, 1999. The increase in expense was primarily due to a weakening of the Canadian dollar against the U.S. dollar, as it relates to the 8 1/8% notes, and a weakening of the British pound sterling against the U.S. dollar on intercompany balances with our European subsidiaries.

        As a result of the foregoing factors, consolidated income (loss) from continuing operations before provision for income taxes and minority interests decreased $27.8 million to a loss of $18.0 million (1.8% of consolidated revenues) for the year ended December 31, 2000 from income of $9.8 million (1.9% of consolidated revenues) for the year ended December 31, 1999. The provision for income taxes was $9.1 million for the year ended December 31, 2000 compared to $10.6 million for the year ended December 31, 1999. Our effective tax rate is higher than statutory rates primarily due to the amortization of the nondeductible portion of goodwill associated with certain acquisitions (the tax laws generally permit deduction of such expenses for asset purchases, but not for acquisitions of stock). For the year ended December 31, 2000, we recorded approximately $35 million in nondeductible goodwill amortization expense.

        Consolidated loss from continuing operations increased $23.8 million to $24.9 million (2.5% of consolidated revenues) for the year ended December 31, 2000 from $1.1 million (0.2% of consolidated revenues) for the year ended December 31, 1999.

        In addition, in August 2000, we recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of our senior credit facility. The charge primarily represented the write-off of unamortized deferred financing costs associated with the extinguished debt.

        As a result of the foregoing factors, consolidated net loss increased $13.6 million, or 95.7%, to $27.8 million (2.8% of consolidated revenues) for the year ended December 31, 2000 from $14.2 million (2.7% of consolidated revenues) for the year ended December 31, 1999.

Recent Consolidated Quarterly Financial Data

        The following table sets forth, for the quarterly periods indicated, information derived from our consolidated statements of operations. The unaudited quarterly information has been prepared on the same basis as the annual financial information and, in management's opinion, includes all adjustments (consisting of normal recurring accruals) necessary to present fairly the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for the year or for any future period.

	Three Months Ended
	2000				2001
	Mar. 31	June 30	Sept. 30	Dec. 31	Mar. 31	June 30	Sept. 30	Dec. 31
	(In thousands)
Revenues:
Storage	$124,939	$148,445	$152,959	$159,321	$167,865	$171,891	$175,012	$179,706
Service and Storage Material Sales	87,198	104,120	103,174	106,215	116,057	121,443	116,661	122,481

Total Revenues	212,137	252,565	256,133	265,536	283,922	293,334	291,673	302,187
Operating Expenses:
Cost of Sales (excluding depreciation)	104,458	121,973	125,079	131,261	139,820	139,030	139,918	143,168
Selling, General and Administrative	53,457	64,724	63,783	64,595	70,317	78,686	76,822	81,109
Depreciation and Amortization	26,303	31,644	34,829	34,034	35,718	37,788	38,921	41,164
Stock Option Compensation Expense	—	14,939	171	—	—	—	—	—
Merger-related Expenses	516	3,875	1,262	3,480	801	377	1,049	1,446

Total Operating Expenses	184,734	237,155	225,124	233,370	246,656	255,881	256,710	266,887

Operating Income	$27,403	$15,410	$31,009	$32,166	$37,266	$37,453	$34,963	$35,300

Other Data:
EBITDA	$53,232	$43,491	$63,443	$68,811	$64,067	$82,956	$60,012	$75,096

Adjusted EBITDA	$54,222	$65,868	$67,271	$69,680	$73,785	$75,618	$74,933	$77,910

Liquidity and Capital Resources

Recent Financings, Sources of Funds and Long-term Obligations

        In April 2001, we completed an underwritten public offering of $225.0 million in aggregate principal amount of our 8 5/8% notes. The 8 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $218.6 million, after paying the underwriters' discounts and commissions and related expenses, were used to fund our offer to purchase and consent solicitation relating to our outstanding 11 1/8% notes, to repay outstanding borrowings under our revolving credit facility and for general corporate purposes, including acquisitions.

        In April 2001, we received and accepted tenders for $124.6 million of the outstanding principal amount of our 11 1/8% notes. We recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) in the second quarter related to the early retirement of the 11 1/8% notes. Subsequently, we redeemed the remaining $5.4 million of principal amount of the 11 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 105.563% plus accrued and unpaid interest, for a total cost of redemption of $6.0 million.

        In September 2001, we completed an underwritten public offering which resulted in the issuance of an additional $210.0 million in aggregate principal amount of our 8 5/8% notes. The additional notes were issued at a price to investors of 101.50% of par. Our net proceeds of $209.3 million, after paying the underwriters' discounts and commissions and related expenses, were used to fund our offer to purchase and consent solicitation relating to our outstanding 10 1/8% notes and to redeem the remaining 10 1/8% notes, as well as to repay outstanding borrowings under our revolving credit facility and for general corporate purposes, including acquisitions.

        In September 2001, we received and accepted tenders for $156.7 million of the $165.0 million aggregate principal amount outstanding of our 10 1/8% notes. We recorded an extraordinary charge of $7.0 million (net of tax benefit of $4.9 million) in the third quarter related to the early retirement of the 10 1/8% notes. Subsequently, we received and accepted tenders for an additional $0.3 million in aggregate principal amount of our 10 1/8% notes and redeemed the remaining $8.0 million of outstanding principal amount of our 10 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 105.06% plus accrued and unpaid interest, for a total cost of redemption of $9.0 million.

        On March 15, 2002, we entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaces our existing credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility and a term loan facility in the amount of $250.0 million. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if our 9 1/8% senior subordinated notes due 2007, or the 9 1/8% notes, are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. This margin applicable to the term loans under the Amended and Restated Credit Agreement is lower than the margin applicable to such loans under our existing credit agreement and will result in reduced interest expense on our borrowings as compared to the previous credit agreement. Restrictive covenants under this agreement are similar to those under our prior credit facility. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement.

        Net cash provided by financing activities was $134.9 million for the year ended December 31, 2001, consisting primarily of net proceeds of $427.9 million from the sale of the 8 5/8% notes and equity contributions from minority shareholders of $24.8 million, partially offset by the early retirement of the 11 1/8% notes and the 10 1/8% notes of $312.7 million.

        Net cash provided by continuing operations was $160.9 million for the year ended December 31, 2001 compared to $157.6 million for the same period in 2000. The increase was primarily attributable to an increase in operating income and trade payables, partially offset by an increase in trade accounts receivable and prepaid expenses and a decrease in accrued expenses.

        At December 31, 2001, we had estimated net operating loss carryforwards of approximately $173 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. The preceding net operating loss carryforwards do not include approximately $79 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain other foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards expire in seven years. As a result of these loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

        As of December 31, 2001, the annual maturities of our indebtedness for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 were $35.3 million, $10.3 million, $5.1 million, $298.1 million and $54.6 million, respectively. See Note 4 of Notes to Consolidated Financial Statements. None of our public debt is subject to scheduled mandatory redemption before 2006.

        As of December 31, 2001, the minimum future payments under our operating leases for the years ending December 31, 2002, 2003, 2004, 2005 and 2006 were $123.6 million, $111.4 million, $100.4 million, $86.3 million and $68.6 million, respectively. See Note 13 of Notes to Consolidated Financial Statements.

        As of February 28, 2002, we had approximately $1,508.9 million of total debt, of which $1,317.8 million or 87.3% of total debt, including the $195.5 million of debt subject to the interest rate swap agreements (see Note 4 of Notes to Consolidated Financial Statements), had fixed interest rates and $191.1 million had variable interest rates.

Capital Investments

        As we have sought to increase our EBITDA and Adjusted EBITDA, we have made significant capital investments, consisting primarily of: (i) the purchase and construction of real estate; (ii) other capital expenditures; (iii) acquisitions; and (iv) customer acquisition costs. These investments have been primarily funded through cash flows from operations and borrowings under our revolving credit facilities.

        During 2001, total capital expenditures were $197.0 million. A significant portion of our capital expenditures are related to growth and consist primarily of storage systems, management information systems, new buildings and expansion of storage capacity in existing facilities. Approximately 10% of total capital expenditures were expended in order to maintain our then current revenue stream. We currently estimate that our capital expenditures (other than capital expenditures related to future acquisitions, which cannot be presently estimated, and our digital services offerings, which are described separately below) for 2002 will be approximately $175 to $200 million. We expect to fund these expenditures with cash flows from operations and borrowings under the Amended and Restated Credit Agreement.

        Cash paid for acquisitions, net of cash acquired, in 2001 was $71.4 million. In addition, in 2001, we incurred costs (net of revenues received for the initial transfer of records) related to the acquisition of large volume accounts (customer acquisition costs) of $8.4 million.

        We have been assessing various opportunities in the technology-based services business driven by e-commerce and facilitated by the Internet. Services associated with this business would expand our range of services into the use of the Internet to facilitate the backup, storage and management of customer data. We estimate that we will incur expenses associated with the continuing development of our digital service offerings in the range of $7 million to $9 million during 2002. In addition, we expect the capital expenditures associated with the continuing development of our digital service offerings in 2002 will be in the range of $5 million to $6 million. We intend to fund this effort with cash flows from operations and borrowings under the Amended and Restated Credit Agreement.

Synthetic Leasing

        Our synthetic leases contain financial and other covenants, and events of default, that are similar to those contained in our Amended and Restated Credit Agreement. Seven financial institutions have provided over 50% of the capacity under our $400.0 million revolving credit facility. These seven financial institutions also participate in our synthetic lease programs. An event of default under one of our synthetic lease facilities would result in an event of default under our Amended and Restated Credit Agreement, enabling the lenders under the Amended and Restated Credit Agreement to terminate their commitments to lend and accelerate our obligations thereunder. An event of default under one of our synthetic lease facilities would not, directly, result in an event of default under any indenture pursuant to which our publicly traded notes were issued. However, an acceleration of our obligations under our Amended and Restated Credit Agreement would result in an event of default under each indenture, thereby enabling the holders of such notes to accelerate our obligations under the applicable indenture.

        Under our synthetic lease facilities, special purpose entities are established to acquire properties and subsequently lease those properties to us. Neither we nor any of our related parties have invested, either via debt obligations or equity, in these special purpose entities. Our obligations under our synthetic lease facilities are considered indebtedness for purposes of financial covenants under the Amended and Restated Credit Agreement. As of December 31, 2001, our synthetic leasing program had a total capacity of $204.3 of which $151.9 million had been utilized for property acquisitions and $52.4 million is currently available for future property acquisitions.

        We have entered into these synthetic leases because we believe they afford meaningful benefits. Such benefits include rental payments below those available from traditional landlords and developers, and tax benefits and control provisions normally associated with direct ownership. Each of the leases under our synthetic lease facilities has a five to six and one-half year term for specified records storage warehouses; commencement dates for these leases range from 1998 to 2002. During 2001, we recorded $8.5 million in rent expense on our income statement related to these lease commitments. We had synthetic lease facilities related to properties with a lessor's original cost of $74.3 million and $151.9 million as of December 31, 2000 and December 31, 2001, respectively. If on January 1, 2001, the original cost of properties under synthetic lease facilities had equaled $151.9 million, rent expense for the year ended December 31, 2001 would have been approximately $11.4 million. See "—Critical Accounting Policies—Accounting for Synthetic Leases." At the end of each lease term, we, at our option, may: (1) negotiate a renewal of such lease (which is subject to the agreement of the relevant synthetic lease lessor and its lenders); (2) purchase the properties subject to such lease at a price equal to the lessor's original cost; or (3) allow such lease to expire and cause the properties subject to it to be sold. Our ability to cause the properties to be sold depends upon our compliance with certain terms of the applicable lease. Under certain conditions, we would receive the excess, if any, of the net sales proceeds over the properties' original cost. In the event that the net sales proceeds are less than the properties' original cost, we would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount of approximately 85% of the properties' original cost. If any of our synthetic lease facilities are terminated following an event of default under the relevant synthetic lease documents, or if, at the end of the lease term, we do not either negotiate a renewal of the lease or elect to cause the relevant leased properties to be sold, or if we do elect to cause such leased properties to be sold but fail to satisfy the conditions to such election, we would generally be obligated to pay the lessor's original cost for such leased properties.

Acquisitions

        Our liquidity and capital resources may be impacted by our acquisition strategy. Our future interest expense may increase significantly as a result of the additional indebtedness we may incur to finance possible future acquisitions. To the extent that future acquisitions are financed by additional borrowings under the Amended and Restated Credit Agreement or other credit facilities, or the future issuance of debt securities, the resulting increase in debt and interest expense could have a negative effect on such measures of liquidity as the ratio of debt to equity, EBITDA and Adjusted EBITDA to debt and to interest expense.

        We have historically financed the cash portion of our acquisitions with borrowings under our revolving credit facilities in conjunction with cash flows provided by operations and with the net proceeds from the issuance of debt securities and common stock.

        In connection with our acquisition program, we have undertaken certain restructurings of the acquired businesses. We complete formalized restructuring plans for acquisitions within one year of the date of acquisition. The restructuring activities include reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. In connection with these restructuring activities, we established reserves of $3.8 million in 2001 as part of the purchase accounting for our acquisitions. During 2001, we expended $7.8 million for restructuring costs. These expenditures consisted primarily of severance costs and costs related to exiting facilities. In addition, we made $8.2 million of adjustments, which reduced goodwill, primarily as a result of our finalization of certain restructuring plans. At December 31, 2001, we had a total of $16.2 million accrued for restructuring costs for all of our then completed acquisitions. See Note 6 of Notes to Consolidated Financial Statements.

        From January 1, 2002 through March 1, 2002, we acquired 2 confidential destruction services businesses for aggregate consideration of approximately $8 million.

Iron Mountain/Pierce Leahy Integration

        The process of integrating the operations and headquarters functions of Iron Mountain and Pierce Leahy includes the planning, development and execution of an integration plan with the goal of full integration within three years after the merger. During 2000 and 2001, we completed the integration of the sales, overhead and support functions, and combined the two field operations. We currently estimate that the merger-related expenses to integrate the two companies, the majority of which have been incurred in 2000 and 2001, will total approximately $15 million. These costs consisted primarily of severance and relocation payments to certain employees, transition bonuses, consultants' fees, and system conversion costs. We recorded merger-related expenses of $9.1 million and $3.7 million during 2000 and 2001. As a result of the integration effort, we expect to realize an estimated $15 million in annual operating cost savings within three years after the merger. These cost savings will result primarily from the elimination of redundant corporate expenses, more efficient operations, and utilization of real estate. We intend to fund the integration effort with cash flows from operations and borrowings under the Amended and Restated Credit Agreement.

Future Capital Needs

        Over the last year, our focus has shifted from growth through acquisitions to internally generated revenue growth. However, our primary financial goal has always been, and continues to be, to increase consolidated EBITDA and Adjusted EBITDA in relation to capital invested, even now that our focus has shifted from growth through acquisitions to internal revenue growth. EBITDA and Adjusted EBITDA are sources of funds for investment in continued growth and for servicing indebtedness.

        Our ability to generate sufficient cash to fund our needs depends generally on the results of our operations and the availability of financing. We believe that cash flows from operations in conjunction with borrowings from existing and possible future debt financings will be sufficient to meet debt service requirements for the foreseeable future and to make possible future acquisitions and capital expenditures. However, there can be no assurance in this regard or that the terms available for any future financing, if required, would be favorable to us.

Seasonality

        Historically, our businesses have not been subject to seasonality in any material respect.

Inflation

        Certain of our expenses, such as wages and benefits, occupancy, costs and equipment repair and replacement, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through increased operating efficiencies and the negotiation of favorable long-term real estate leases, we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage or service charges.

Foreign Currency Exchange Rates

        We generally view our investments in foreign businesses with a functional currency other than our reporting currency as long-term. These investments are sensitive to fluctuations in foreign currency exchange rates. The functional currencies of our foreign subsidiaries are principally Canadian dollar, the British pound sterling, the Euro and several Latin American currencies. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items" component of shareholders' equity. A 10% depreciation in year-end 2001 functional currencies, relative to the U.S. dollar, would result in a $12.2 million reduction in our shareholders' equity.

Recent Pronouncements

        In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 142, "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer amortized, but are reviewed at least annually for impairment. At December 31, 2001, we had net goodwill of $1.5 billion. Pursuant to SFAS 142, we will test our goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of accounting change. We are currently evaluating the effect the adoption may have on our consolidated results of operations and financial position. The amortization provisions of SFAS 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, we are required to adopt SFAS 142 effective January 1, 2002. Our impairment review may result in future periodic writedowns; however, the application of the non-amortization provisions of SFAS 142 for goodwill is expected to result in an increase in operating income of approximately $59 million in 2002. We are also reviewing the estimated useful lives of intangible assets which may affect operating income in 2002.

Item 7A.    Quantitative and Qualitative Disclosure About Market Risk.

        In December 2000 and January 2001, we entered into certain derivative financial contracts, which are variable-for-fixed swaps of interest payments payable on an aggregate principal amount of $195.5 million of our term loan and certain variable operating lease commitments.

        Our investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties relating to fluctuations in currency valuation. One of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Gains and losses due to exchange rate fluctuations related to this debt are recognized in our consolidated statements of operations.

        After consideration of the swap contracts mentioned above, as of December 31, 2001, we had $180.6 million of variable rate debt outstanding with a weighted average variable interest rate of 4.4%, and $1,315.5 million of fixed rate debt outstanding. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the year ended December 31, 2001 of $1.2 million. See Note 4 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2001.

Item 8.    Financial Statements and Supplementary Data.

        See Item 14(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The Directors and executive officers of the Company are as follows (all information is as of March 1, 2002):

Names of Directors and Executive Officers	Age	Position
C. Richard Reese(1)	56	Chairman of the Board of Directors, Chief Executive Officer and President
John F. Kenny, Jr.	44	Executive Vice President, Chief Financial Officer and Director
Harold E. Ebbighausen	47	Executive Vice President of the Company and President of Iron Mountain Off-Site Data Protection, a division of Iron Mountain Information Management, Inc.
Robert G. Miller	45	Executive Vice President of the Company and President of Iron Mountain Records Management, a division of Iron Mountain Information Management, Inc.
Clarke H. Bailey(1)(3)	47	Director
Constantin R. Boden(2)(3)	65	Director
Kent P. Dauten(2)	46	Director
Eugene B. Doggett	65	Director
B. Thomas Golisano	60	Director
Arthur D. Little(2)(3)	58	Director
J. Peter Pierce	56	Director
Howard D. Ross	50	Director
Vincent J. Ryan(1)(3)	66	Director

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

        The executive officers were elected by the Board of Directors on May 24, 2001. All executive officers hold office at the discretion of the Company Board until the first meeting following the next annual meeting of shareholders and until their successors are chosen and qualified.

Directors and Executive Officers

        C. Richard Reese is the Chairman of the Board, a position he has held since November 1995, and the Chief Executive Officer of the Company, a position he has held since 1981, and has been a Director of the Company since 1990. He is also the President of the Company, a position he has held since June 2000 and previously held from 1981 until November 1985. Mr. Reese is a member of the investment committee of Schooner Capital LLC ("Schooner"), a shareholder of the Company. Prior to joining Iron Mountain, Mr. Reese lectured at Harvard Business School in "Entrepreneurship" and

provided consulting services to small-and medium-sized emerging enterprises. Mr. Reese has also served as the President and a Director of Professional Records and Information Services Management ("PRISM"), a trade group of approximately 530 members. He is also a Director of Ardais Corporation, Bird Dog Solutions, Inc. and Presidio Partners, LLC. He holds a Master of Business Administration degree from Harvard Business School.

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

        Harold E. Ebbighausen is an Executive Vice President of the Company and the President of Iron Mountain Off-Site Data Protection, a division of Iron Mountain Information Management, Inc. ("IMIM"), a subsidiary of the Company. Prior to September 10, 2001, the Iron Mountain Off-Site Data Protection was a separate subsidiary known as Arcus Data Security, Inc. Mr. Ebbighausen has been an Executive Vice President of the Company since May 1998, and had been the President of Arcus Data Security, Inc. since July 1998. Mr. Ebbighausen was a Vice President of Data Security Services of Iron Mountain from September 1996 through June 1997. Prior to joining Iron Mountain, Mr. Ebbighausen was Vice President of Data Management Services with INSCI Corporation, a software provider for computer output and data storage solutions to optical and CD technology. Previously, he held a number of field management positions with Anacomp, Inc., a service bureau provider in the micrographics industry.

        Robert G. Miller is an Executive Vice President of the Company and the President of Iron Mountain Records Management, a division of IMIM. Mr. Miller was appointed President of Iron Mountain Records Management, Inc., the predecessor of IMIM, in March 2001 and had served as the Senior Vice President and Chief Operating Officer of Iron Mountain Records Management, Inc. from July 2000 until his appointment as President. Prior to July 2000, Mr. Miller was an Executive Vice President of Iron Mountain Records Management, Inc., a position that he had held since December 1996. Mr. Miller joined Iron Mountain in 1988 and held various positions including District Manager from 1988 through 1991 and Regional Vice President from 1991 through 1996. Prior to 1988, Mr. Miller was employed as a District Manager at Bell & Howell Records Management Company.

        Clarke H. Bailey is a Director of the Company, a position he has held since January 1998. He is Co-Chairman and Director of Highgate Capital LLC, a private equity firm, and Chairman, Chief Executive Officer and a Director of ShipXact.com, Inc., a private fulfillment and distribution company. Mr. Bailey also serves as Chairman and a Director of Glenayre Technologies, Inc., a manufacturing company in the wireless communications industry. Mr. Bailey was the Chairman and Chief Executive Officer of each of Arcus Group, Inc., United Acquisition Company and Arcus Technology Services, Inc. from 1995 until their acquisition by Iron Mountain in January 1998. He is also a Director of Connectivity Technologies Inc. and Swiss Army Brands, Inc. He holds a Master of Business Administration degree from The Wharton School, University of Pennsylvania.

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

        Howard D. Ross is a Director of the Company, a position he has held since February 2000. In 1999, Mr. Ross was involved in the formation, and is currently a partner, of LLR Equity Partners, L.P., a venture capital fund. From 1984 to October 1999, he was a partner at Arthur Andersen LLP. He is also a Director of eResearch Technology, Inc., a provider of clinical testing and software services primarily to the pharmaceutical industry, and of Verticalnet, Inc., a provider of e-commerce software. Mr. Ross holds a Bachelor of Science degree in economics from The Wharton School, University of Pennsylvania, and is a certified public accountant.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires that the Company's executive officers, Directors and persons who own more than ten percent of a registered class of the Company's equity securities file reports of ownership on Form 3 and changes in ownership on Form 4 or 5 with the Commission. Such executive officers, Directors and ten percent shareholders are also required by

Commission rules to furnish to the Company copies of all Section 16(a) reports that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that they were not required to file a Form 5, the Company believes that, during the fiscal year ended December 31, 2001, the Company's executive officers, Directors and ten percent shareholders complied with all Section 16(a) filing requirements applicable to such persons, except that a Director, J. Peter Pierce, was late in filing 3 reports on Form 4 relating to a total of 15 transactions.

Item 11. Executive Compensation.

        The following table provides certain information concerning compensation earned by the Chief Executive Officer and the other three most highly compensated executive officers of the Company measured as of December 31, 2001 (the "Named Executive Officers").

Summary Compensation Table

Long-Term Compensation
Annual Compensation
Number of Shares Underlying Options
Name and Principal Position	Year	Salary		Bonus		Other Annual Compensation		All Other Compensation(1)
C. Richard Reese Chairman of the Board and Chief Executive Officer	2001 2000 1999	$ $ $	586,154 428,366 358,000	$ $	(2) 428,000 250,000	0 0 0	0 0 0	$ $ $	2,992 3,037 3,200
John F. Kenny, Jr. Executive Vice President and Chief Financial Officer	2001 2000 1999	$ $ $	287,308 257,019 218,300	$ $	(2) 231,000 153,000	0 0 0	75,000 0 40,148	$ $ $	2,992 3,037 3,200
Harold E. Ebbighausen President of Iron Mountain Off-Site Data Protection, a division of IMIM	2001 2000 1999	$ $ $	237,865 210,385 193,300	$ $	(2) 82,000 80,000	0 0 0	0 0 53,536	$ $ $	2,992 3,037 3,200
Robert G. Miller President and Chief Operating Officer of Iron Mountain Records Management, a division of IMIM	2001 2000 1999	$ $ $	256,885 209,423 153,500	$ $	(2) 165,000 61,400	$0 74,897 0	0 57,995 16,726	$ $ $	2,992 3,037 2,983

(1)
Reflects the Company's matching contribution to The Iron Mountain Companies 401(k) Plan for each individual.

(2)
The Compensation Committee has not yet met with respect to year 2001 bonuses and accordingly those amounts have not yet been determined.

        The following table sets forth certain information concerning the grant of options to purchase Company common stock to the Named Executive Officers during the year ended December 31, 2001.

Option Grants in 2001

					Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(1)
		Percent of Total Options Granted to Employees in Fiscal Year 2001
Name and Principal Position	Number of Securities Underlying Options Granted		Exercise Price ($/Sh)	Expiration Date
					5%	10%
John F. Kenny, Jr. Executive Vice President and Chief Financial Officer	75,000	15.07%	$28.767	11/29/2011	$3,514,350	$5,595,975

(1)
Potential Realizable Value is based on the assumed growth rates for an assumed ten-year option term. Five percent annual growth results in a Common Stock price per share of $46.858, and ten percent annual growth results in a Common Stock price per share of $74.613, respectively, for such term. The actual value, if any, an executive may realize will depend on the excess of the market price of the Common Stock over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the amounts reflected in this table.

        The following table sets forth certain information with respect to stock options during the year ended December 31, 2001 exercised by, and the unexercised options to purchase common stock held by, the Named Executive Officers.

Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values

			Number of Unexercised Options at December 31, 2001		Value of Unexercised In-the-Money-Options at December 31, 2001(1)
Name and Principal Position	Shares Acquired On Exercise	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
John F. Kenny, Jr Executive Vice President, Chief Financial Officer	108,523	$2,564,395	286,625	146,569	$4,869,633	$945,064
Harold E. Ebbighausen President of Iron Mountain Off-Site Data Protection, a division of IMIM	19,842	$273,335	51,790	37,083	$633,727	$301,029
Robert G. Miller President and Chief Operating Officer of Iron Mountain Records Management, a division of IMIM	9,000	$190,865	76,111	56,433	$1,477,382	$395,440

(1)
Based on a year-end value of $29.4233 per share, less the exercise price.

Director Compensation

        Directors who are employees of the Company do not receive additional compensation for serving as Directors. Each Director who is not an employee of the Company receives an annual retainer fee of $12,000 as compensation for his services as a member of the Company Board and $500 for attendance at committee meetings ($1,000 per meeting for the Chairman of the committee). In addition, the Company has a program by which it grants its nonemployee Directors options to purchase $200,000 of the Company's Common Stock every three years. Each option is granted under either the Iron Mountain Incorporated 1995 Stock Incentive Plan or the Iron Mountain Incorporated 1997 Stock Option Plan (the "Stock Incentive Plan" and the "Stock Option Plan," respectively), has an exercise price equal to fair market value (as defined in the Stock Incentive Plan or the Stock Option Plan, as applicable) on the date of grant, vests in equal amounts over a period of three years and has a ten year term. All Directors are reimbursed for out-of-pocket expenses incurred in attending meetings of the Company Board or committees thereof, and for other expenses incurred in their capacities as Directors.

        The Company paid a total of $131,000 in cash for Directors fees in respect of services for 2001. In addition, the Company paid $25,000 to Constantin R. Boden for advisory services to Iron Mountain Europe Limited.

Employment Contracts, Termination of Employment and Change of Control Arrangement

        The Stock Incentive Plan provides for acceleration of the vesting of options and stock appreciation rights if the Company or any wholly owned subsidiary of the Company is a party to a merger or consolidation (whether or not the Company is the surviving corporation) in any transaction or series of related transactions and there is a "Limited Change of Control" of the Company. A Limited Change of Control occurs if after the merger or consolidation (a) individuals who immediately prior to the merger or consolidation served as members of the Company Board no longer constitute a majority of the Company Board or the board of directors of the surviving corporation and (b) the voting securities of the Company outstanding immediately prior to the merger or consolidation do not represent (either by remaining outstanding or upon conversion into securities of the surviving corporation) more than 50% of the voting power of the securities of the Company or the surviving corporation immediately after the merger or consolidation.

Compensation Committee Interlocks and Insider Participation

        The Compensation Committee of the Company Board consists of Mr. Little, who is the Chairman, and Messrs. Boden, Ryan and Bailey. Mr. Ryan is the Chairman of the Board and Chief Executive Officer of Schooner and principal shareholder of Schooner Capital Trust. See "Item 13. Certain Relationships and Related Transactions—Real Estate Transactions."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information known to us with respect to beneficial ownership of Common Stock by (i) each Director, (ii) the Named Executive Officers, (iii) all Directors and Named Executive Officers of the Company as a group and (iv) each shareholder known by us to be the beneficial owner of more than five percent of the Common Stock. Such information is presented as of March 1, 2002, except as otherwise indicated.

	Amount of Beneficial Ownership(1)
Name	Shares	Percent Owned
Directors and Executive Officers
C. Richard Reese(2)	2,341,436	2.8%
John F. Kenny, Jr.(3)	342,189	*
Harold E. Ebbighausen(4)	54,310	*
Robert G. Miller(5)	83,216	*
Clarke H. Bailey(6)	93,185	*
Constantin R. Boden(7)	58,459	*
Kent P. Dauten(8)	1,525,319	1.8%
Eugene B. Doggett(9)	30,229	*
B. Thomas Golisano(10)	1,867,790	2.2%
J. Peter Pierce(11)	2,596,717	3.1%
Arthur D. Little(12)	69,626	*
Howard D. Ross(13)	6,217	*
Vincent J. Ryan(14)	7,655,666	9.1%
All Directors and executive officers as a group (13 persons)(15)	15,412,986	18.3%
Five Percent Shareholders
Chieftain Capital Management, Inc.(16)	11,167,110	13.3%
Thomas W. Smith(17)	5,424,064	6.4%
Thomas N. Tryforos(18)	4,653,259	5.5%
T. Rowe Price Associates, Inc.(19)	7,311,330	8.6%

*
Less than 1%

(1)
Except as otherwise indicated, the persons named in the table above have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them.

(2)
Mr. Reese is a Director, Chairman of the Board, Chief Executive Officer and President of the Company. Includes 39,066 shares of Common Stock held in trusts for the benefit of Mr. Reese's children, as to which Mr. Reese disclaims beneficial ownership. Also includes 1,311,373 shares of Common Stock as to which Mr. Reese shares beneficial ownership with Schooner as a result of a 1988 deferred compensation arrangement, as amended, between Schooner and Mr. Reese relating to Mr. Reese's former services as President of the predecessor corporation to Schooner. Pursuant to such arrangement, upon the earlier to occur of (i) Schooner's sale or exchange of substantially all of the shares of Common Stock held by Schooner or (ii) the cessation of Mr. Reese's employment with the Company, Schooner is required to transfer such shares of Common Stock to Mr. Reese or remit to Mr. Reese cash in an amount equal to the then current fair market value of such shares of Common Stock. Schooner has agreed to vote the shares of Common Stock subject to such arrangement at the direction of Mr. Reese.

(3)
Mr. Kenny is an Executive Vice President, Chief Financial Officer and a Director of the Company. Includes 286,625 shares that Mr. Kenny has the right to acquire pursuant to currently exercisable options.

(4)
Mr. Ebbighausen is an Executive Vice President of the Company and the President of Iron Mountain Off-Site Data Protection, a division of Iron Mountain Information Management, Inc. Includes 51,790 shares that Mr. Ebbighausen has the right to acquire pursuant to currently exercisable options.

(5)
Mr. Miller is an Executive Vice President of the Company and the President and Chief Operating Officer of Iron Mountain Records Management, a division of Iron Mountain Information Management, Inc. All 83,216 shares are shares that Mr. Miller has the right to acquire pursuant to currently exercisable options.

(6)
Mr. Bailey is a Director of the Company. Includes 11,479 shares that Mr. Bailey has the right to acquire pursuant to currently exercisable options.

(7)
Mr. Boden is a Director of the Company. Includes 11,479 shares that Mr. Boden has the right to acquire pursuant to currently exercisable options.

(8)
Mr. Dauten is a Director of the Company. Includes 11,479 shares that Mr. Dauten has the right to acquire pursuant to currently exercisable options.

(9)
Mr. Doggett is a Director of the Company. Includes 11,479 shares that Mr. Doggett has the right to acquire pursuant to currently exercisable options.

(10)
Mr. Golisano is a Director of the Company. Includes 19,621 shares that Mr. Golisano has the right to acquire pursuant to currently exercisable options.

(11)
The information is presented as of December 31, 2001, and is based on a Schedule 13G/A filed with the Commission on March 1, 2002. Mr. Pierce is a Director of the Company. Includes 5,019 shares that Mr. Pierce has the right to acquire pursuant to currently exercisable options. Also includes 2,591,698 shares held in a voting trust pursuant to a Voting Trust Agreement dated June 24, 1997 (as amended or restated from time to time, the "Voting Trust"). Mr. Pierce, as sole trustee of the Voting Trust, holds the power to vote the shares held in the Voting Trust. The beneficial owners of the interests in the Voting Trust have the right to dispose of the shares with respect to which they have beneficial interests. Mr. Pierce directly owns 75,000 shares that are held in the Voting Trust. Mr. Pierce's address is 209 West Lancaster Avenue, Suite 101, Paoli, Pennsylvania 19301.

(12)
Mr. Little is a Director of the Company. Includes 56,250 shares held by The Little Family Trust, as to which Mr. Little disclaims beneficial ownership, as well as 11,479 shares that Mr. Little has the right to acquire pursuant to currently exercisable options.

(13)
Mr. Ross is a Director of the Company. All 6,217 shares are shares that Mr. Ross has the right to acquire pursuant to currently exercisable options.

(14)
Mr. Ryan is a Director of the Company. Includes 11,479 shares that Mr. Ryan has the right to acquire pursuant to currently exercisable options. Also includes (i) 4,104,114 shares of Common Stock held by Schooner, as to which Mr. Ryan has sole voting power and investment power as the Chairman of the Board of Schooner and the principal stockholder of Schooner Capital Trust, the sole member of Schooner; (ii) 9,000 shares held in a trust for the benefit of Mr. Ryan's heirs, as to which Mr. Ryan disclaims beneficial ownership except to the extent of his pecuniary interest therein; and (iii) 102,000 shares held by The Schooner Foundation as to which Mr. Ryan disclaims beneficial ownership. Mr. Ryan's address is c/o Schooner Capital LLC, 745 Atlantic Avenue, Boston, Massachusetts 02111.

(15)
Includes 521,361 shares that Directors and executive officers have the right to acquire pursuant to currently exercisable options.

(16)
This information is presented as of December 31, 2001, and is based solely on a Schedule 13G/A filed with the Commission on February 15, 2001. The share amounts reported on the 13G/A did not take into account the 3 for 2 stock split effective December 31, 2001. The numbers have been recalculated here. These securities are owned by various individual and institutional investors for which Chieftain Capital Management, Inc. ("Chieftain") serves as independent advisor with power to direct investments and/or sole power to vote the securities. Chieftain has shared voting power and shared dispositive power over all 11,167,110 shares, but disclaims beneficial ownership as to all these shares. The address of Chieftain Capital Management, Inc. is 12 East 49th Street, New York, New York 10017.

(17)
This information is presented as of December 31, 2001, and is based solely on a Schedule 13G/A filed with the Commission on February 14, 2002. The share amounts reported on the 13G/A did not take into account the 3 for 2 stock split effective December 31, 2001. The numbers have been recalculated here. Mr. Smith has sole voting and dispositive power over 803,944 shares and has shared voting and dispositive power over 4,620,120 shares with Mr. Tryforos. The address of Mr. Smith is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(18)
This information is presented as of December 31, 2001, and is based solely on a Schedule 13G/A filed with the Commission on February 14, 2002. The share amounts reported on the 13G/A did not take into account the 3 for 2 stock split effective December 31, 2001. The numbers have been recalculated here. Mr. Tryforos has sole voting and dispositive power over 33,139 shares and has shared voting and dispositive power over 4,620,120 shares with Mr. Smith. The address of Mr. Tryforos is 323 Railroad Avenue, Greenwich, Connecticut 06830.

(19)
This information is presented as of December 31, 2001, and is based solely on a Schedule 13G/A filed with the Commission on February 22, 2002. The share amounts reported on the 13G/A did not take into account the 3 for 2 stock split effective December 31, 2001. The numbers have been recalculated here. These securities are owned by various individual and institutional investors for which T. Rowe Price Associates, Inc. ("Price Associates") serves as independent advisor with power to direct investments and/or sole power to vote the securities. Price Associates has sole voting power over 1,399,800 shares and sole dispositive power over 7,311,330 shares, but disclaims beneficial ownership as to all of these shares. The address of T. Rowe Price Associates, Inc. is 100 E. Pratt Street, Baltimore, Maryland 21202.

Item 13. Certain Relationships and Related Transactions.

Real Estate Transactions

        Schooner leases space from the Company at the Company's corporate headquarters. Vincent J. Ryan, a Director of the Company, is the Chairman and Chief Executive Officer of Schooner. The lease is a tenancy-at-will and may be terminated by either the Company or by Schooner at any time. As consideration for the lease, Schooner pays rent to the Company based on its pro rata share of all expenses related to the use and occupancy of the premises. The rent paid by Schooner to the Company under such lease was approximately $101,000 in the year ended December 31, 2001, and Schooner currently pays annual rent of approximately $109,000. The Company believes that the terms of this lease are no less favorable to it than would have been negotiated with an unrelated third party.

        The Company leases from three separate limited partnerships certain of its facilities in Suffield, Connecticut, Orlando, Florida and Charlotte, North Carolina. J. Peter Pierce, a Director of the Company, is the general partner of the limited partnerships, and members of the Pierce family and their affiliates own substantial limited partnership interests in each of the limited partnerships. The leases for the Suffield and Orlando facilities terminate on December 31, 2005 and January 3, 2006, respectively. The lease for the Charlotte facility was renewed during 2001 for a term expiring on September 30, 2011. Each of the leases for the Suffield and Orlando facilities contain two five-year renewal options. The aggregate rental payment by the Company under these leases during 2001 was $513,000. The Company believes that the terms of these leases are no less favorable to the Company than would have been negotiated with unrelated third parties.

Other Transactions

        We paid compensation of approximately $230,000 for the year ended December 31, 2001 to Mr. T. Anthony Ryan. Mr. Ryan is Vice President, Real Estate, of the Company and is the brother of Vincent J. Ryan, a Director of the Company. We believe that the terms of Mr. Ryan's employment are no less favorable to it than would be negotiable with an unrelated third party.

        We provided an annual pension in the amount of $96,000 to Leo W. Pierce, Sr. for the year ended December 31, 2001. Mr. Pierce formerly served as Chairman Emeritus of the Company and is the father of J. Peter Pierce, a Director of the Company. We will continue to provide a pension to Mr. Pierce in 2002.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

A. Iron Mountain Incorporated

(a) (3) Exhibits filed as part of this report:

        As listed in the Exhibit Index following the signature page hereof.

(b) Reports on Form 8-K:

        On December 13, 2001, the Company filed a Current Report on Form 8-K under Item 5 and 7 to announce the Company's authorization and approval of a 3-for-2 stock split effected in the form of a dividend on the Company's Common Stock, par value $0.01 per share, and to file pro forma information for the nine months ended September 30, 2001 pertaining to the Company's March Debt Issuance and the September Debt Offering, as defined therein, and the related redemptions.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Pennsylvania corporation) and its subsidiaries as of December 31, 2000 and 2001, and the related consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of Iron Mountain Incorporated's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of Iron Mountain Europe Limited as of October 31, 2000 and 2001, which statements reflect total assets and total revenues of 6 percent and 5 percent in 2000, and 8 percent and 6 percent in 2001, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for this entity, is based solely on the report of the other auditors.

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

        In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States.

                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 2002
(Except with respect to Note 17,
as to which the date is March 15, 2002)

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands)

	December 31,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$6,200	$21,359
Accounts receivable (less allowances of $15,989 and $17,086 as of 2000 and 2001, respectively)	176,442	219,050
Deferred income taxes	30,990	31,140
Prepaid expenses and other	23,036	37,768

Total Current Assets	236,668	309,317
Property, Plant and Equipment:
Property, plant and equipment	984,939	1,190,537
Less—Accumulated depreciation	(152,545)	(238,306)

Net Property, Plant and Equipment	832,394	952,231
Other Assets, net:
Goodwill	1,525,630	1,529,547
Customer acquisition costs	27,692	32,884
Deferred financing costs	14,534	19,928
Other	22,178	15,999

Total Other Assets, net	1,590,034	1,598,358

Total Assets	$2,659,096	$2,859,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$40,789	$35,256
Accounts payable	42,531	64,596
Accrued expenses	153,291	153,105
Deferred income	53,884	85,894
Other current liabilities	23,558	20,158

Total Current Liabilities	314,053	359,009
Long-term Debt, net of current portion	1,314,342	1,460,843
Other Long-term Liabilities	7,920	23,705
Deferred Rent	16,346	17,884
Deferred Income Taxes	38,948	47,213
Commitments and Contingencies (see Note 13)
Minority Interest	43,029	65,293
Shareholders' Equity:
Common stock	829	843
Additional paid-in capital	990,578	1,006,836
Accumulated deficit	(59,383)	(103,695)
Accumulated other comprehensive items	(7,566)	(18,025)

Total Shareholders' Equity	924,458	885,959

Total Liabilities and Shareholders' Equity	$2,659,096	$2,859,906

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except Per Share Data)

	Year Ended December 31,
	1999	2000	2001
Revenues:
Storage	$317,387	$585,664	$694,474
Service and storage material sales	202,162	400,707	476,642

Total Revenues	519,549	986,371	1,171,116
Operating Expenses:
Cost of sales (excluding depreciation)	260,930	482,771	561,936
Selling, general and administrative	128,948	246,559	306,934
Depreciation and amortization	65,422	126,810	153,591
Stock option compensation expense	—	15,110	—
Merger-related expenses	—	9,133	3,673

Total Operating Expenses	455,300	880,383	1,026,134
Operating Income	64,249	105,988	144,982
Interest Expense, Net	54,425	117,975	134,742
Other Income (Expense), Net	17	(6,045)	(18,371)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	9,841	(18,032)	(8,131)
Provision for Income Taxes	10,579	9,125	26,036
Minority Interest in Earnings (Losses) of Subsidiaries	322	(2,224)	(1,929)

Loss from Continuing Operations before Extraordinary Item	(1,060)	(24,933)	(32,238)
Income from Discontinued Operations	241	—	—
Loss on Sale of Discontinued Operations	(13,400)	—	—
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit of $1,928 and $8,161)	—	(2,892)	(11,819)

Net Loss	$(14,219)	$(27,825)	$(44,057)

Net Loss per Share—Basic and Diluted:
Loss from Continuing Operations	$(0.02)	$(0.31)	$(0.39)
Discontinued Operations	(0.26)	—	—
Extraordinary Charge from Early Extinguishment of Debt	—	(0.04)	(0.14)

Net Loss per Share—Basic and Diluted	$(0.28)	$(0.35)	$(0.53)

Weighted Average Common Shares Outstanding—Basic and Diluted	50,018	79,688	83,666

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS

(In thousands, except share data)

	Common Stock Voting
					Accumulated Other Comprehensive Items
			Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 1998	44,145,308	$442	$355,779	$(17,339)	$—	$—	$338,882
Shares and options issued in connection with acquisitions, net of issuance costs	2,214,865	22	45,738	—	—	—	45,760
Issuance of shares in secondary public offering, net of issuance costs	8,625,000	86	152,457	—	—	—	152,543
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	430,245	4	6,178	—	—	—	6,182
Acceleration of options in connection with sale of business	—	—	283	—	—	—	283
Currency translation adjustment	—	—	—	—	(1,193)	—	(1,193)
Purchase of treasury shares	—	—	—	—	—	(39,484)	(39,484)
Net loss	—	—	—	(14,219)	—	—	(14,219)

Balance, December 31, 1999	55,415,418	554	560,435	(31,558)	(1,193)	(39,484)	488,754
Shares and options issued in connection with acquisitions, net of issuance costs	28,175,720	282	444,707	—	—	—	444,989
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,543,575	15	9,788	—	—	—	9,803
Stock option compensation expense	—	—	15,110	—	—	—	15,110
Currency translation adjustment	—	—	—	—	(6,373)	—	(6,373)
Retirement of treasury stock	(2,214,866)	(22)	(39,462)	—	—	39,484	—
Net loss	—	—	—	(27,825)	—	—	(27,825)

Balance, December 31, 2000	82,919,847	829	990,578	(59,383)	(7,566)	—	924,458
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,374,468	14	16,258	—	—	—	16,272
Currency translation adjustment	—	—	—	—	(4,388)	—	(4,388)
Transition adjustment charge	—	—	—	—	(214)	—	(214)
Unrealized loss on hedging contracts	—	—	—	—	(5,857)	—	(5,857)
Adjustment due to differences in consolidation year end	—	—	—	(255)	—	—	(255)
Net loss	—	—	—	(44,057)	—	—	(44,057)

Balance, December 31, 2001	84,294,315	$843	$1,006,836	$(103,695)	$(18,025)	$—	$885,959

	1999	2000	2001
COMPREHENSIVE LOSS:
Net loss	$(14,219)	$(27,825)	$(44,057)
Other Comprehensive Losses:
Foreign Currency Translation Adjustment	(1,193)	(6,373)	(4,388)
Transition Adjustment Charge	—	—	(214)
Unrealized Loss on Hedging Contracts	—	—	(5,857)

Comprehensive Loss	$(15,412)	$(34,198)	$(54,516)

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(14,219)	$(27,825)	$(44,057)
Adjustments to reconcile net loss to loss from continuing operations before extraordinary item:
Income from discontinued operations	(241)	—	—
Loss on sale of discontinued operations	13,400	—	—
Extraordinary charge from early extinguishment of debt	—	2,892	11,819

Loss from Continuing Operations before Extraordinary Item	(1,060)	(24,933)	(32,238)
Adjustments to reconcile loss from continuing operations before extraordinary item to cash flows provided by operating activities of continuing operations:
Minority interest	322	(2,224)	(1,929)
Depreciation and amortization	65,422	126,810	153,591
Amortization of deferred financing costs and bond discount	1,981	2,595	4,930
Provision for doubtful accounts	2,733	9,714	8,499
Loss on impairment of investments	—	—	6,925
Stock option compensation expense	—	15,110	—
Foreign currency loss and other, net	238	4,737	10,399
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(22,996)	(15,881)	(24,176)
Prepaid expenses and other current assets	(9,691)	19,332	(5,083)
Deferred income taxes	8,989	8,350	11,774
Accounts payable	2,009	(553)	12,554
Accrued expenses and other current liabilities	6,306	8,779	4,648
Deferred rent	1,203	5,527	1,821
Deferred income	3,331	686	5,800
Other assets and long-term liabilities	(2,513)	(445)	3,394

Cash Flows Provided by Operating Activities of Continuing Operations	56,274	157,604	160,909
Cash Flows Used in Operating Activities of Discontinued Operations	(836)	—	—

Cash Flows Provided by Operating Activities	55,438	157,604	160,909
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(212,160)	(140,940)	(71,397)
Capital expenditures	(98,657)	(168,706)	(197,039)
Additions to customer acquisition costs	(8,122)	(12,779)	(8,420)
Investment in convertible preferred stock	—	(6,524)	(2,000)
Proceeds from sale of property and equipment	—	1,320	720

Cash Flows Used in Investing Activities of Continuing Operations	(318,939)	(327,629)	(278,136)
Cash Flows Provided by Investing Activities of Discontinued Operations	7,814	—	—

Cash Flows Used in Investing Activities	(311,125)	(327,629)	(278,136)
Cash Flows from Financing Activities:
Net proceeds from sale of senior subordinated notes.	149,460	—	427,924
Repayment of debt	(249,654)	(596,744)	(118,278)
Early retirement of senior subordinated notes	—	—	(312,701)
Proceeds from borrowings	235,141	404,993	105,595
Proceeds from term loans	—	350,000	—
Debt financing and equity contribution from minority shareholder	11,636	11,430	21,216
Proceeds from secondary equity offering, net of underwriting discount	153,755	—	—
Repurchase of common stock	(39,484)	—	—
Exercise of stock options	3,589	8,180	12,079
Financing and stock issuance costs	(6,590)	(5,449)	(934)

Cash Flows Provided by Financing Activities	257,853	172,410	134,901
Effect of exchange rates on cash and cash equivalents	(51)	(15)	(2,515)

Increase in Cash and Cash Equivalents	2,115	2,370	15,159
Cash and Cash Equivalents, Beginning of Year	1,715	3,830	6,200

Cash and Cash Equivalents, End of Year	$3,830	$6,200	$21,359

Supplemental Information:
Cash Paid for Interest	$46,555	$98,114	$133,373

Cash Paid for Income Taxes	$1,916	$2,891	$4,925

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

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

        b.    Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires the Company to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, the Company evaluates the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. The Company bases its estimates on historical experience, actuarial estimates, current conditions and various other assumptions that are believed to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and they are not readily apparent from other sources. The Company uses these estimates to assist in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

        c.    Cash and Cash Equivalents

        The Company defines cash and cash equivalents to include cash on hand and cash invested in short-term securities which have original maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        d.    Foreign Currency Translation

        Local currencies are considered the functional currencies for most of the Company's operations outside the United States. All assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to U.S. dollar denominated 8 1/8% senior notes of the Company's Canadian subsidiary and those related to the foreign currency denominated intercompany obligation of the Company's foreign subsidiaries to the Company totaled $10.4 million for the year ended December 31, 2001, and is included in Other Income (Expense), net, on the Company's Consolidated Statements of Operations.

        e.    Derivative Instruments and Hedging Activities

        Effective January 1, 2001, the Company adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214 as of December 31, 2001.

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

        The Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its Tranche B debt as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As a result of these interest rate swap agreements, the Company has recorded a derivative liability of and a corresponding charge to accumulated other comprehensive loss of $9,857 ($5,857, net of tax) for the year ended December 31, 2001.

        For the year ended December 31, 2001, the Company recorded net losses of $2,677 resulting from interest rate swap settlements in interest, and $743 in rent expense. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

        f.      Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment/vehicles	4 to 20 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment consist of the following:

	December 31,
	2000	2001
Land and buildings	$331,921	$393,429
Leasehold improvements	62,381	70,434
Racking	364,337	426,776
Warehouse equipment/vehicles	45,532	56,064
Furniture and fixtures	22,574	29,052
Computer hardware and software	96,408	153,546
Construction in progress	61,786	61,236

	$984,939	$1,190,537

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        The Company develops various software applications for internal use. Payroll and related costs for employees who are directly associated with and who devote time to the development of internal-use computer software projects (to the extent of the time spent directly on the project) are capitalized and depreciated over the useful life of the software. Capitalization begins when the design stage of the application has been completed, it is probable that the project will be completed and the application will be used to perform the function intended. Depreciation begins when the software is placed in service.

        Effective January 1, 1999, the Company adopted the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. This accounting pronouncement resulted in certain costs being expensed starting in 1999 that would have been capitalized under the previous policy. The computer software costs incurred and capitalized prior to adoption of SOP 98-1 are being depreciated over their useful lives or the useful lives of the related assets, and are evaluated for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of".

        g.    Goodwill

        In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to goodwill and intangible assets acquired after June 30, 2001. With respect to goodwill and intangible assets acquired prior to July 1, 2001, the Company is required to adopt SFAS No. 142 effective January 1, 2002. The Company expects the adoption of SFAS No. 142 will significantly reduce amortization of goodwill and intangibles commencing January 1, 2002; however, impairment reviews may result in future periodic write-downs. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its intangible assets.

        Goodwill reflects the cost in excess of fair value of the net assets of companies acquired in purchase transactions. For the 2001 acquisitions closed prior to July 1, 2001, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $53,103 which has been assigned to goodwill and was being amortized over 20 to 30 years. Amortization of this goodwill will cease on January 1, 2002. For the 2001 acquisitions closed subsequent to June 30, 2001, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $18,613 which has been assigned to goodwill and has not been amortized. The Company recorded goodwill amortization expense of $53,406 and $59,217 ($44,781 and $50,903, net of tax) for the years ended December 31, 2000 and 2001, respectively. The Company assesses the recoverability of goodwill, as well as other long-lived assets, when there is an indication of possible impairment, based upon expectations of future undiscounted cash flows in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." Accumulated amortization of goodwill was $128,662 and $183,022 as of December 31, 2000 and 2001, respectively.

        h.    Long-Lived Assets

        In accordance with SFAS No. 121, the Company reviews long-lived assets and all intangible assets (including goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate, to the carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        i.      Customer Acquisition Costs

        Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for an appropriate period not to exceed 12 years. If the customer terminates its relationship with the Company, the unamortized cost is charged to expense. However, in the event of such termination, the Company collects, and records as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. As of December 31, 2000 and 2001, accumulated amortization of those costs was $5,975 and $8,838, respectively. The Company is currently evaluating the effect that the adoption of the provisions of SFAS No. 142 will have on its customer acquisition costs.

        j.      Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 2000 and 2001, accumulated amortization of those costs was $5,592 and $4,766, respectively.

        k.    Investment in Preferred Stock

        In May 2000, the Company made a $6,500 investment in the convertible preferred stock of LiveVault Corporation, a technology development company. In September 2001, the Company recorded an impairment charge in other income (expense) of $6,925, including the original investment and certain loans related to such investment. In December 2001, in connection with a recapitalization of this technology development company, the Company made an additional $2,000 investment in the convertible preferred stock of such company. As of December 31, 2000 and 2001, such investment has been included in other assets in the accompanying consolidated balance sheets.

        l.      Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2000	2001
Interest	$33,657	$29,715
Payroll and vacation	25,492	31,952
Restructuring costs (see Note 6)	28,514	16,225
Incentive compensation	11,701	17,555
Other	53,927	57,658

	$153,291	$153,105

        m.    Revenues

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

        n.    Deferred Rent

        The Company has entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, the Company has assumed various above market leases in connection with certain of its acquisitions. The difference between discounted present value of these lease obligations and the market rate at the date of the acquisition was recorded as a net deferred rent liability and is being amortized over the remaining lives of the respective leases.

        o.    Stock-based Compensation

        Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The Company has elected to continue to account for stock options at their intrinsic value with disclosure of the effects of fair value accounting on net income (loss) and earnings (loss) per share on a pro forma basis.

        During the second and third quarters of 2000, the Company entered into separation agreements with certain executives. The separation agreements for these executives included the acceleration of vesting and extension of the exercise period of previously granted stock options, which resulted in a non-cash charge of $15,110. There were no such costs in 2001. In accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," compensation is equal to the intrinsic value at the date of measurement, and recorded in the statement of operations as stock option compensation expense.

        p.    Merger-related Expenses

        Merger-related expenses as presented in the accompanying consolidated financial statements relate primarily to non-capitalizable expenses directly related to the merger of the Company and Pierce Leahy Corp. and consist primarily of severance and pay-to-stay payments, cost of exiting certain facilities, system conversion costs and other transaction-related costs.

        q.    Reclassifications

        Certain reclassifications have been made to the 1999 and 2000 financial consolidated statements to conform to the 2001 presentation.

2. Summary of Significant Accounting Policies (Continued)

        r.    New Accounting Pronouncements

        In July, 2001, the FASB issued SFAS No. 141 and SFAS No. 142. See Note 2.g. "Goodwill" for discussions regarding the effect of the adoption of the provisions. In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which supersedes SFAS No. 121, and provisions of APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions", for the disposal of segments of a business. The statement creates one accounting model, based on the framework established in SFAS No. 121, to be applied to all long-lived assets including discontinued operations. SFAS No. 144 will be effective for the Company on January 1, 2002. The Company is currently evaluating the effect of implementing SFAS No. 144.

3. Common Stock Split

        On December 5, 2001, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's common stock. Such additional shares of common stock were issued on December 31, 2001 to all shareholders of record as of the close of business on December 17, 2001. All share and per share amounts have been restated to reflect the stock split.

4. Debt

        Long-term debt consists of the following:

	December 31,
	2000	2001
Revolving Credit Facility due 2005	$4,000	$—
Tranche A Term Loan due 2005	150,000	150,000
Tranche B Term Loan due 2006	199,750	198,750
11 1/8% Senior Subordinated Notes due 2006 (the "11 1/8% notes")	131,517	—
10 1/8% Senior Subordinated Notes due 2006 (the "10 1/8% notes")	165,000	—
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	114,216	115,106
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	120,850	122,758
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,646	249,687
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,535	149,580
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	—	438,059
Real Estate Mortgages	20,457	19,337
Seller Notes	13,971	12,383
Other	36,189	40,439

Long-term Debt	1,355,131	1,496,099
Less Current Portion	(40,789)	(35,256)

Long-term Debt, Net of Current Portion	$1,314,342	$1,460,843

        a.    Revolving Credit Facility and Term Loans

        On August 14, 2000, the Company entered into an amended and restated revolving credit agreement. The credit agreement, as amended, replaced the Company's prior credit facility, increased the aggregate principal amount available to $750 million and included two tranches of term debt. Tranches A and B represent term loans to the Company in principal amounts of $150,000 and $200,000, respectively. The Tranche A term loan and the revolving credit component of the credit agreement mature on January 31, 2005, while the Tranche B term loan matures on February 28, 2006. The interest rate on borrowings under the credit agreement varies depending on the Company's choice of base rates, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility. As of December 31, 2001, the Company had outstanding borrowings of $348,750 under the credit agreement, and the interest rates in effect ranged from 4.15% to 4.84%.

        In December 2000, the Company entered into an interest rate swap contract to hedge the risk of changes in market interest rates on the Company's Tranche B term loan. The instrument is a variable-for-fixed swap of quarterly interest payments payable on certain amounts of the Tranche B term loan through 2006. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three-month LIBOR rates. In January 2001, the Company entered into a second interest rate swap contract on the Tranche B term loan. The notional value of the second swap equals $96,000 and has a fixed rate of 5.5% and a variable rate based on periodic three-month LIBOR rates.

        The credit agreement specifies certain minimum or maximum relationships between Adjusted EBITDA (as defined therein) and interest, total debt and fixed charges. There are restrictions on dividends declared by the Company, sales or pledging of assets, investments and changes in business and ownership. Cash dividends are effectively prohibited. The Company was in compliance with all debt covenants as of December 31, 2001. Loans under the credit agreement are secured by pledges of the capital stock of all of the Company's domestic subsidiaries.

        b.    Publicly Issued Notes

        As of December 31, 2001, the Company has four series of senior subordinated notes issued to the public, that are obligations of the parent company, Iron Mountain Incorporated (the "Parent notes"):

  •
  $120,000 principal amount of notes maturing on July 15, 2007 and bearing interest at a rate of 9 1/8% per annum, payable semi-annually in arrears on January 15 and July 15;

  •
  $250,000 principal amount of notes maturing on September 30, 2009 and bearing interest at a rate of 8 3/4% per annum, payable semi-annually in arrears on March 31 and September 30;

  •
  $150,000 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1; and

  •
  $435,000 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1.

        The Parent notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of the Company's direct and indirect wholly owned domestic subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. In addition, the 9 1/8% notes are secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation ("Canada Company"). The remainder of the Company's subsidiaries do not guarantee the Parent notes.

        In addition, Canada Company, the Company's principal Canadian subsidiary, has publicly issued $135,000 principal amount of senior notes that mature on May 15, 2008 and bear interest at a rate of 8 1/8% per annum, payable semi-annually in arrears on May 15 and November 15. The Subsidiary notes are general unsecured obligations of Canada Company, ranking pari passu in right of payment to all of Canada Company's existing and future senior indebtedness. The Subsidiary notes are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain and the Guarantors. In addition, several of the non-guarantors that are organized under the laws of Canadian provinces fully and unconditionally guarantee the Subsidiary notes on a senior basis. As with the Parent Notes, these guarantees are joint and several.

        During 2001, the Company completed an underwritten public offering of $435,000 in aggregate principal amount of 8 5/8% notes and redeemed the 11 1/8% notes of $130,000 due 2006 and 10 1/8% notes of $165,000 due 2006.

        The 9 1/8% notes and the Subsidiary notes were assumed in the Pierce Leahy merger and were recorded at their fair market value on the date of merger. The resulting net discount is being amortized over the remaining period to maturity using the effective interest rate method.

        Each of the indentures for the notes provides that the Company may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, the Company is also required to pay all accrued but unpaid interest on the outstanding notes.

        The following table presents the various redemption dates and prices of the public notes. The redemption dates reflect the date at or after which the notes may be redeemed at the Company's option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value through maturity:

	9 1/8% notes	8 3/4% notes	8 1/4% notes	8 5/8% notes	Subsidiary notes
Redemption Date	July 15,	September 30,	July 1,	April 1,	May 15,
2002	104.563%	104.375%	—	—	—
2003	103.042%	102.916%	—	—	104.063%
2004	101.521%	101.458%	104.125%	—	102.708%
2005	—	—	102.750%	—	101.354%
2006	—	—	101.375%	104.313%	—
2007	—	—	—	102.875%	—
2008	—	—	—	101.438%	—

        Prior to September 30, 2002, the 8 3/4% notes are redeemable at the Company's option, in whole or in part, at a specified make-whole price.

        Prior to July 1, 2004, the 8 1/4% notes are redeemable at the Company's option, in whole or in part, at a specified make-whole price. Until July 1, 2002, the Company may under certain conditions redeem up to 35% of the 8 1/4% notes with the net proceeds of one or more public equity offerings, at a redemption price of 108.25% of the principal amount.

        The Company may under certain conditions redeem up to 35% of the Subsidiary notes with the net proceeds of one or more public equity offerings, at a redemption price of 108.125% of the principal amount.

        In addition, until April 1, 2004, the Company may under certain conditions redeem up to 35% of the 8 5/8% notes with the net proceeds of one or more public equity offerings, at a redemption price of 108.625% of the principal amount.

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

        The indentures for the notes contain restrictive covenants similar to those contained in the Amended Credit Agreement.

        h.    Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, the Company assumed several mortgages on real property. The mortgages bear interest at rates ranging from 6.6% to 8.5% and are payable in various installments through 2025.

        i.      Seller Notes

        In connection with the merger with Pierce Leahy in 2000, the Company assumed debt related to certain existing notes as a result of certain acquisitions which Pierce Leahy completed in 1999. The notes bear interest at rate of 4.75% per year. The outstanding balance on the seller notes at December 31, 2001 is due on demand through 2009 and is classified as a current portion of long-term debt.

        j.      Other

        Other long-term debt includes various notes and obligations assumed by the Company as a result of certain acquisitions completed by the Company during the years 1998 through 2001. At December 31, 2001, the Company's 50.1% owned subsidiary, IM Europe, had various agreements with its local banks that provide for $33,921 of credit and carried an average effective interest rate of 5.89%.

        Maturities of long-term debt are as follows:

Year	Amount
2002	$35,256
2003	10,334
2004	5,130
2005	298,114
2006	54,630
Thereafter	1,092,635

$1,496,099

        Based on the borrowing rates currently available to the Company for loans with similar terms and average maturities, the Company has estimated the following fair values for its long-term debt as of December 31:

	2000		2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$4,000	$4,000	$—	$—
Tranche A Term Loan	150,000	150,000	150,000	150,000
Tranche B Term Loan	199,750	199,750	198,750	198,750
11 1/8% notes	131,517	136,500	—	—
10 1/8% notes	165,000	170,800	—	—
9 1/8% notes	114,216	118,800	115,106	126,000
8 3/4% notes	249,646	245,600	249,687	257,500
8 1/4% notes	149,535	141,400	149,580	151,875
8 5/8% notes	—	—	438,059	448,050
Subsidiary notes	120,850	128,600	122,758	136,350
Real estate mortgage	20,457	20,457	19,337	19,337
Seller Notes	13,971	13,971	12,383	12,383
Other	36,189	36,189	40,439	40,439

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2001 and 2000 and for the years ended December 31, 2001 and 2000. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Canada Company and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Canada Company notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

	December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,395	$1,696	$8,268	$—	$21,359
Accounts Receivable	—	181,640	14,415	22,995	—	219,050
Intercompany Receivable (Payable)	685,601	(560,699)	(92,555)	(32,347)	—	—
Other Current Assets	—	64,378	460	4,094	(24)	68,908

Total Current Assets	685,601	(303,286)	(75,984)	3,010	(24)	309,317
Property, Plant and Equipment, Net	—	778,804	72,839	100,588	—	952,231
Other Assets:
Long-term Intercompany Receivable	45,193	—	—	—	(45,193)	—
Long-term Notes Receivable from Affiliates	1,086,823	—	—	—	(1,086,823)	—
Investment in Subsidiaries	379,816	82,434	—	—	(462,250)	—
Goodwill, Net	—	1,261,598	115,832	141,463	10,654	1,529,547
Other	31,419	40,660	11,754	1,085	(16,107)	68,811

Total Other Assets	1,543,251	1,384,692	127,586	142,548	(1,599,719)	1,598,358

Total Assets	$2,228,852	$1,860,210	$124,441	$246,146	$(1,599,743)	$2,859,906

Liabilities and Shareholders' Equity
Total Current Liabilities	$34,526	$233,111	$16,786	$74,610	$(24)	$359,009
Long-term Debt, Net of Current Portion	1,308,367	1,289	125,075	26,112	—	1,460,843
Long-term Intercompany Payable	—	45,193	—	—	(45,193)	—
Long-term Notes Payable to Affiliates	—	1,086,823	—	—	(1,086,823)	—
Other Long-term Liabilities	—	98,481	887	5,541	(16,107)	88,802
Minority Interest	—	—	—	(1,352)	66,645	65,293
Shareholders' Equity	885,959	395,313	(18,307)	141,235	(518,241)	885,959

Total Liabilities and Shareholders' Equity	$2,228,852	$1,860,210	$124,441	$246,146	$(1,599,743)	$2,859,906

	December 31, 2000
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$191	$3,336	$302	$2,371	$—	$6,200
Accounts Receivable	7,060	140,095	12,370	16,917	—	176,442
Intercompany Receivable (Payable)	795,522	(658,022)	(98,386)	(45,060)	5,946	—
Other Current Assets	531	46,605	827	6,063	—	54,026

Total Current Assets	803,304	(467,986)	(84,887)	(19,709)	5,946	236,668
Property, Plant and Equipment, Net	99,549	586,504	66,953	79,388	—	832,394
Other Assets:
Long-term Intercompany Receivable	344,300	—	—	—	(344,300)	—
Long-term Notes Receivable from Affiliates	607,600	124,100	—	—	(731,700)	—
Investment in Subsidiaries	370,830	49,626	—	—	(420,456)	—
Goodwill, Net	—	1,255,302	138,663	121,096	10,569	1,525,630
Other	20,986	42,956	11,036	1,834	(12,408)	64,404

Total Other Assets	1,343,716	1,471,984	149,699	122,930	(1,498,295)	1,590,034

Total Assets	$2,246,569	$1,590,502	$131,765	$182,609	$(1,492,349)	$2,659,096

Liabilities and Shareholders' Equity
Total Current Liabilities	$26,921	$189,362	$12,429	$79,378	$5,963	$314,053
Long-term Debt, Net of Current Portion	1,170,884	3,513	124,834	15,111	—	1,314,342
Long-term Intercompany Payable	—	344,300	—	—	(344,300)	—
Long-term Notes Payable to Affiliates	124,100	607,600	—	—	(731,700)	—
Other Long-term Liabilities	206	73,693	113	1,610	(12,408)	63,214
Minority Interest	—	—	—	(1,636)	44,665	43,029
Shareholders' Equity	924,458	372,034	(5,611)	88,146	(454,569)	924,458

Total Liabilities and Shareholders' Equity	$2,246,569	$1,590,502	$131,765	$182,609	$(1,492,349)	$2,659,096

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$604,546	$33,475	$56,453	$—	$694,474
Service and Storage Material Sales	—	407,133	34,549	34,960	—	476,642

Total Revenues	—	1,011,679	68,024	91,413	—	1,171,116
Operating Expenses:
Cost of Sales (excluding depreciation)	—	478,446	35,093	48,397	—	561,936
Selling, General and Administrative	83	270,201	11,867	24,783	—	306,934
Depreciation and Amortization	—	131,342	10,136	12,113	—	153,591
Merger-related Expenses	—	3,644	—	29	—	3,673

Total Operating Expenses	83	883,633	57,096	85,322	—	1,026,134

Operating Income (Loss)	(83)	128,046	10,928	6,091	—	144,982
Interest Expense, Net	17,755	92,823	16,244	7,920	—	134,742
Equity in the Losses of Subsidiaries	7,489	2,117	—	—	(9,606)	—
Other Expense, Net	(6,911)	(2,887)	(8,204)	(369)	—	(18,371)

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	(32,238)	30,219	(13,520)	(2,198)	9,606	(8,131)
Provision (Benefit) for Income Taxes	—	24,238	(111)	1,909	—	26,036
Minority Interest in Losses of Subsidiaries	—	—	—	(1,929)	—	(1,929)

Income (Loss) before Extraordinary Item	(32,238)	5,981	(13,409)	(2,178)	9,606	(32,238)
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit of $8,161)	(11,819)	—	—	—	—	(11,819)

Net Income (Loss)	$(44,057)	$5,981	$(13,409)	$(2,178)	$9,606	$(44,057)

	Year Ended December 31, 2000
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$3,191	$518,136	$24,338	$39,999	$—	$585,664
Service and Storage Material Sales	17,570	333,228	25,240	28,724	(4,055)	400,707

Total Revenues	20,761	851,364	49,578	68,723	(4,055)	986,371
Operating Expenses:
Cost of Sales (excluding depreciation)	11,173	408,336	24,149	39,113	—	482,771
Selling, General and Administrative	5,350	215,547	12,522	17,195	(4,055)	246,559
Depreciation and Amortization	3,329	107,748	6,172	9,561	—	126,810
Stock Option Compensation Expense	—	14,940	—	170	—	15,110
Merger-related Expenses	—	8,420	273	440	—	9,133

Total Operating Expenses	19,852	754,991	43,116	66,479	(4,055)	880,383

Operating Income	909	96,373	6,462	2,244	—	105,988
Interest Expense, Net	41,857	55,999	12,576	7,543	—	117,975
Equity in the (Earnings) Losses of Subsidiaries	(7,565)	2,766	—	—	4,799	—
Other Expense, Net	—	(397)	(5,590)	(58)	—	(6,045)

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	(33,383)	37,211	(11,704)	(5,357)	(4,799)	(18,032)
Provision (Benefit) for Income Taxes	(8,007)	18,697	(1,860)	295	—	9,125
Minority Interest in Losses of Subsidiaries	—	—	—	(2,224)	—	(2,224)

Income (Loss) before Extraordinary Item	(25,376)	18,514	(9,844)	(3,428)	(4,799)	(24,933)
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit of $1,928)	(2,449)	(443)	—	—	—	(2,892)

Net Income (Loss)	$(27,825)	$18,071	$(9,844)	$(3,428)	$(4,799)	$(27,825)

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows Provided by (Used in) Operating Activities	$(92,031)	$235,765	$8,867	$8,308	$—	$160,909
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	—	(50,467)	(177)	(20,753)	—	(71,397)
Capital expenditures	—	(164,335)	(10,330)	(22,374)	—	(197,039)
Investment in convertible preferred stock	—	(2,000)	—	—	—	(2,000)
Intercompany loans to subsidiaries	(20,204)	(15,836)	—	—	36,040	—
Investment in subsidiaries	(6,866)	(6,866)	—	—	13,732	—
Additions to customer acquisition costs	—	(7,292)	(319)	(809)	—	(8,420)
Proceeds from sales of property and equipment	—	87	21	612	—	720

Cash Flows Used in Investing Activities	(27,070)	(246,709)	(10,805)	(43,324)	49,772	(278,136)
Cash Flows from Financing Activities:
Repayment of debt	(110,869)	(1,066)	(2,590)	(3,753)	—	(118,278)
Early Rretirement of senior subordinated notes	(312,701)	—	—	—	—	(312,701)
Proceeds from borrowings	103,411	73	—	2,111	—	105,595
Net Proceeds from sale of senior subordinated notes	427,924	—	—	—	—	427,924
Debt financing and equity contribution from minority shareholder	—	—	—	21,216	—	21,216
Intercompany loans from parent	—	13,130	7,016	15,894	(36,040)	—
Equity contribution from parent	—	6,866	—	6,866	(13,732)	—
Proceeds from exercise of stock options	12,079	—	—	—	—	12,079
Debt financing and stock issuance costs	(934)	—	—	—	—	(934)

Cash Flows Provided by Financing Activities	118,910	19,003	4,426	42,334	(49,772)	134,901
Effect of exchange rates on cash and cash equivalents	—	—	(1,094)	(1,421)	—	(2,515)

Increase (Decrease) in cash and cash equivalents	(191)	8,059	1,394	5,897	—	15,159
Cash and cash equivalents, beginning of period	191	3,336	302	2,371	—	6,200

Cash and cash equivalents, end of period	$—	$11,395	$1,696	$8,268	$—	$21,359

	Year Ended December 31, 2000
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows Provided by (Used in) Operating Activities	$(101,411)	$260,901	$(3,721)	$1,835	$—	$157,604
Cash Flows from Investing Activities:
Cash paid for acquisitions, net of cash acquired	(4,885)	(85,343)	(35,558)	(15,154)	—	(140,940)
Capital expenditures	(19,629)	(127,255)	(6,896)	(14,926)	—	(168,706)
Investment in convertible preferred stock	—	(6,524)	—	—	—	(6,524)
Intercompany loans to subsidiaries	(259,462)	(14,620)	—	—	274,082	—
Investment in subsidiaries	(3,047)	(3,047)	—	—	6,094	—
Additions to customer acquisition costs	—	(11,181)	(1,509)	(89)	—	(12,779)
Proceeds from sales of property and equipment	—	1,133	—	187	—	1,320

Cash Flows Used in Investing Activities	(287,023)	(246,837)	(43,963)	(29,982)	280,176	(327,629)
Cash Flows from Financing Activities:
Repayment of debt	(402,384)	(174,200)	(7,026)	(13,134)	—	(596,744)
Proceeds from borrowings	397,085	971	1,149	5,788	—	404,993
Proceeds from term loans	350,000	—	—	—	—	350,000
Debt financing and equity contribution from minority shareholder	—	—	—	11,430	—	11,430
Intercompany loans from parent	41,241	157,146	53,867	21,828	(274,082)	—
Equity contribution from parent	—	3,047	—	3,047	(6,094)	—
Proceeds from exercise of stock options	8,180	—	—	—	—	8,180
Debt financing and stock issuance costs	(5,497)	48	—	—	—	(5,449)

Cash Flows Provided by (Used in) Financing Activities	388,625	(12,988)	47,990	28,959	(280,176)	172,410
Effect of exchange rates on cash and cash equivalents	—	—	(4)	(11)	—	(15)

Increase in cash and cash equivalents	191	1,076	302	801	—	2,370
Cash and cash equivalents, beginning of period	—	2,260	—	1,570	—	3,830

Cash and cash equivalents, end of period	$191	$3,336	$302	$2,371	$—	$6,200

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

        The Company purchased substantially all of the assets and assumed certain liabilities of 17, 12 and 16 records management businesses during 1999, 2000 and 2001, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. Consideration for the various acquisitions included: (i) cash, which was provided through the Company's credit facilities, the Company's 1999 equity offering and the issuance of the 10 1/8%, 8 3/4%, 8 1/4% and 8 5/8% notes; (ii) issuances of the Company's common stock and options to purchase the Company's common stock; and (iii) certain net assets of businesses previously acquired.

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	1999	2000	2001
Cash Paid	$212,160	$146,243	$72,222
Fair Value of Common Stock Issued	46,000	421,220	—
Fair Value of Options Issued	—	25,291	—
Fair Value of Debt Assumed/Issued	—	584,906	10,352
Fair Value of Certain Net Assets of Businesses Previously Acquired	2,489	1,063	—

Total Consideration	260,649	1,178,723	82,574

Fair Value of Assets Acquired	110,206	436,206	19,504
Liabilities Assumed	(92,044)	(125,650)	(10,019)

Fair Value of Net Assets Acquired	18,162	310,556	9,485

Recorded Goodwill	$242,487	$868,167	$73,089

        Allocation of the purchase price for the 2001 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2001 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, operating leases and deferred income taxes. The Company is not aware of any information that would indicate that the final purchase price allocations will differ significantly from preliminary estimates.

        In connection with the acquisitions completed in 1999, 2000 and 2001, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2001 primarily include completion of planned abandonments of facilities and severances for certain 2000 and 2001 acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	1999	2000	2001
Reserves, beginning of the year	$10,482	$9,340	$28,514
Reserves established	4,234	31,409	3,751
Expenditures	(4,843)	(7,539)	(7,805)
Adjustments to goodwill, including currency effect	(533)	(4,696)	(8,235)

Reserves, end of the year	$9,340	$28,514	$16,225

        At December 31, 2000 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($18,370), severance costs for approximately 17 people ($3,151) and move and other exit costs ($6,993).

        At December 31, 2001 the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($10,129), severance costs for approximately 31 people ($980) and move and other exit costs ($5,116). These accruals are expected to be used within one year of the date of this balance sheet except for lease losses of $5,848 and severance contracts of $547, both of which are based on contracts that extend beyond one year.

7. Capital Stock and Stock Options

        a.    Capital Stock

        The following table summarizes the number of shares authorized, issued and outstanding for each issue of the Company's capital stock as of December 31:

		Number of Shares
		Authorized		Issued and Outstanding
Equity Type	Par Value
		2000	2001	2000	2001
Preferred stock	$.01	10,000,000	10,000,000	—	—
Common stock	.01	150,000,000	150,000,000	82,919,847	84,294,315

        b.    Stock Options

        A total of 9,266,271 shares of common stock have been reserved for grants of options and other rights under the Company's various stock incentive plans and employee stock purchase plan.

        During 2000, the Company assumed the two existing stock option plans of Pierce Leahy, resulting in 2.5 million additional stock options outstanding. The options were accounted for as additional purchase price at their fair value.

        The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 1998	3,249,479	8.81
Granted	663,065	21.38
Exercised	(394,922)	7.24
Canceled	(135,414)	13.51

Options outstanding, December 31, 1999	3,382,208	11.27
Granted	840,737	22.27
Issued in Connection With Acquisitions	2,467,140	7.33
Exercised	(1,354,976)	4.71
Canceled	(286,566)	17.8

Options outstanding, December 31, 2000	5,048,543	12.55
Granted	497,757	26.38
Exercised	(1,188,316)	6.94
Canceled	(73,592)	19.28

Options outstanding, December 31, 2001	4,284,392	15.63

        Except for the options granted in connection with acquisitions, the stock options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of options become exercisable ratably over a period of five years unless the holder terminates employment. The number of shares available for grant at December 31, 2001 was 1,589,640.

        Effective January 1, 1996, the Company adopted the provisions of SFAS No. 123. The Company has elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net loss and loss per share on a pro forma basis. Had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net loss and net loss per share would have been increased to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	1999	2000	2001
Loss from continuing operations before extraordinary items, as reported	$(1,060)	$(24,933)	$(32,238)
Loss from continuing operations before extraordinary items, pro forma	(2,486)	(27,877)	(36,175)
Net loss, as reported	(14,219)	(27,825)	(44,057)
Net loss, pro forma	(15,645)	(30,769)	(47,994)
Loss from continuing operations before extraordinary items — basic and diluted, as reported	(0.02)	(0.31)	(0.39)
Loss from continuing operations before extraordinary items — basic and diluted, pro forma	(0.05)	(0.35)	(0.43)
Net loss per share — basic and diluted, as reported	(0.28)	(0.35)	(0.53)
Net loss per share — basic and diluted, pro forma	(0.31)	(0.39)	(0.57)

        The weighted average fair value of options granted in 1999, 2000 and 2001 was $8.21, $8.66 and $8.74 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Assumption	1999	2000	2001
Expected volatility	31.5%	31.5%	27.0%
Risk-free interest rate	5.69	5.99	4.65
Expected dividend yield	None	None	None
Expected life of the option	5.0 years	5.0 years	5.0 years

        The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2001:

		Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.50 to $0.58	33,759	5.2	$0.58	33,759	$0.58
$2.88 to $3.84	552,792	3.5	3.12	552,792	3.12
$4.42 to $6.07	126,476	4.7	5.54	126,476	5.54
$6.83 to $7.29	641,450	4.5	6.94	641,450	6.94
$11.44 to $16.69	824,881	5.8	14.39	553,239	14.30
$18.11 to $24.68	1,852,438	8.3	22.14	546,561	21.77
$27.41 to $28.77	252,596	9.7	28.41	—	—

	4,284,392	6.6	15.63	2,454,277	10.88

8. Income (Loss) Per Share—Basic and Diluted

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

        Because their effect is antidilutive, 3,382,208, 5,048,543 and 4,284,392 shares of potential common stock underlying outstanding options have been excluded from the above calculation for the years ended December 31, 1999, 2000 and 2001, respectively.

9. Discontinued Operations

        In June 1999, in order to focus on its records and information management services business, the Company decided to sell its information technology staffing business, Arcus Staffing Resources, Inc. was acquired in January 1998 as part of the acquisition of Arcus Group, Inc.. Effective November 1, 1999, the Company completed the sale of substantially all of the assets of Arcus Staffing. The terms of the sale included contingent payments for a period of 18 months. In accordance with the provisions of APB No. 30, the sale of Arcus Staffing was accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations were segregated from the Company's continuing operations and reported as a separate line item on the Company's consolidated statement of operations. Revenue and net income from discontinued operations for the ten months ended October 31, 1999 were $35,455 and $241, respectively.

        In 1999, the Company recorded an estimated loss on the sale of Arcus Staffing of $13,400, comprised of a write-off of goodwill, a deferred tax benefit and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the date of disposition. The Company will continue to assess the adequacy of the remaining liabilities as certain contingencies are resolved.

10. Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities.

        The components of income (loss) from continuing operations before provision for income taxes and minority interest are:

	1999	2000	2001
Domestic	$7,606	$(13,121)	$(5,176)
Foreign	2,235	(4,911)	(2,955)

	$9,841	$(18,032)	$(8,131)

        The Company has estimated federal net operating loss carryforwards which begin to expire in 2005 through 2021 of $173,324 at December 31, 2001 to reduce future federal income taxes, if any. The preceding net operating loss carryforwards do not include potential preacquisition net operating loss carryforwards of Arcus Group and certain other foreign acquisitions. Any tax benefit related to these loss carryforwards will be recorded as a reduction of goodwill, if and when realized. The Company also has estimated state net operating loss carryforwards of $215,222. The state net operating loss carryforwards are subject to a valuation allowance of approximately 56%. Additionally, the Company has alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2000	2001
Deferred Tax Assets:
Accrued liabilities	$18,228	$16,372
Deferred rent	6,907	7,306
Net operating loss carryforwards	57,546	75,838
AMT credit	587	587
Valuation Allowance	(4,588)	(9,420)
Unrealized loss on hedging contracts	—	4,000
Other	22,893	21,646

	101,573	116,329
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(19,507)	(31,967)
Plant and equipment, principally due to differences in depreciation	(79,291)	(87,375)
Customer acquisition costs	(10,733)	(13,060)

	(109,531)	(132,402)

Net deferred tax liability	$(7,958)	$(16,073)

        The Company receives a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise, which is included in the net operating loss carryforwards above. During the year, the Company recognized $8,880 of tax benefit related to the exercise of non-qualified stock options, the value of which was included as part of the purchase price of certain businesses.

        This benefit was used to reduce goodwill of acquired companies in 2001. In addition, $5,985 of tax benefit related to the exercise of options (unrelated to acquisitions) was credited to equity during the year.

        The Company and its U.S. subsidiaries file a consolidated federal income tax return. The provision for income tax consists of the following components:

	Year Ended December 31,
	1999	2000	2001
Federal—deferred	$6,304	$5,404	$14,695
State—current	645	1,301	1,072
State—deferred	2,041	2,018	8,359
Foreign	1,589	402	1,910

	$10,579	$9,125	$26,036

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 34%, 35% and 35% to income (loss) before income taxes for the years ended December 31, 1999, 2000 and 2001, respectively, is as follows:

	Year Ended December 31,
	1999	2000	2001
Computed "expected" tax provision (benefit)	$3,346	$(6,311)	$(2,846)
Increase in income taxes resulting from:
State taxes (net of federal tax benefit)	1,726	2,157	3,601
Nondeductible goodwill amortization	5,025	11,002	15,481
Foreign currency loss	—	1,621	2,585
Increase in valuation allowance	—	—	4,832
Foreign tax rate and tax law differential	104	586	598
Other, net	378	70	1,785

	$10,579	$9,125	$26,036

11. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2000
Revenues	$212,137	$252,565	$256,133	$265,536
Gross profit	107,679	130,592	131,054	134,275
Income (Loss) before extraordinary item	(5,383)	(28,245)	4,599	4,096
Net income (loss)	(5,383)	(28,245)	1,707	4,096
Income (Loss) per share before extraordinary item—basic	(0.07)	(0.34)	0.06	0.05
Income (Loss) per share before extraordinary item—diluted	(0.07)	(0.34)	0.05	0.05
Net income (loss) per share—basic and diluted	(0.07)	(0.34)	0.02	0.05
2001
Revenues	$283,922	$293,334	$291,673	$302,187
Gross profit	144,102	154,304	151,755	159,019
Income (Loss) before extraordinary item	3,199	(4,966)	(15,770)	(14,701)
Net income (loss)	3,199	(9,746)	(22,809)	(14,701)
Income (Loss) per share before extraordinary item—basic and diluted	0.04	(0.06)	(0.19)	(0.17)
Net income (loss) per share—basic and diluted	0.04	(0.12)	(0.27)	(0.17)

12. Segment Information

        During the fourth quarter of 2000, the Company began to operate in nine operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

  •
  Business Records Management—the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service and courier operations

  •
  Off-Site Data Protection—the storage and rotation of back-up computer media as part of corporate disaster and business recovery plans, including service and courier operations

  •
  Confidential Destruction—the collection, handling and disposal of sensitive documents for corporate customers

  •
  Fulfillment—the storage of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; the assembly of custom marketing packages and orders; the management and detailed reporting on customer marketing literature inventories

  •
  Digital Archiving Services—storage and related services for electronic records conveyed via telecommunication lines and the Internet

  •
  Europe—records and information management services and off-site data protection services throughout Europe

  •
  Canada—records and information management services throughout Canada

  •
  South America—records and information management services throughout South America

  •
  Mexico—records and information management services throughout Mexico

        The Europe, Canada, South America and Mexico operating segments do not individually meet the quantitative thresholds for a reporting segment, but have been aggregated and reported as one reporting segment, "International," given their similar economic characteristics, products, customers and processes. The Confidential Destruction, Fulfillment and Digital Archiving Services operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Corporate and Other" category. Adjusted EBITDA has been regularly evaluated by the chief operating decision maker in deciding resource allocation and performance assessment. Adjusted EBITDA is defined as EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. Corporate items include non-operating overhead, corporate general and administrative expenses, non-allocated operating expenses and intersegment eliminations. Corporate assets are principally cash and cash equivalents, prepaid items, certain non-operating fixed assets, certain non-allocated goodwill, deferred income taxes, certain non-trade receivables, certain intersegment receivables, and deferred financing costs. The accounting policies of the reportable segments are the same as those described in Note 2 of Notes to Consolidated Financial Statements, with the exception of: (i) certain costs allocated by Corporate to the other segments, primarily domestic and Canadian segments, based on allocation rates set at the beginning of each year; and (ii) certain non-cash charges (such as deferred lease amortization) maintained at Corporate.

        An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other(1)	Total Consolidated
1999
Revenue	$343,969	$143,057	$31,618	$905	$519,549
Adjusted EBITDA	90,018	36,975	7,348	(4,670)	129,671
Total Assets	668,555	319,416	163,174	166,067	1,317,212
2000
Revenue	669,993	167,607	116,687	32,084	986,371
Adjusted EBITDA	183,776	42,162	23,973	7,130	257,041
Total Assets	1,645,528	329,867	469,653	214,048	2,659,096
2001
Revenue	769,970	190,532	157,499	53,115	1,171,116
Adjusted EBITDA	206,705	49,804	37,314	8,423	302,246
Total Assets	2,101,559	347,720	515,925	(105,298)	2,859,906

(1)
Total assets include the intersegment elimination amounts of $699,296, $1,337,712 and $1,643,835 as of December 31, 1999, 2000 and 2001, respectively.

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

        A reconciliation of EBITDA to Adjusted EBITDA and income (loss) from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	1999	2000	2001
EBITDA	$129,366	$228,977	$282,131
Other Expense (Income)	(17)	6,045	18,371
Merger-related Expenses	—	9,133	3,673
Stock Option Compensation Expense	—	15,110	—
Minority Interests in Earnings (Losses) of Subsidiaries	322	(2,224)	(1,929)

Adjusted EBITDA	129,671	257,041	302,246
Depreciation and Amortization	(65,422)	(126,810)	(153,591)
Stock Option Compensation Expense	—	(15,110)	—
Merger-related Expenses	—	(9,133)	(3,673)
Interest Expense	(54,425)	(117,975)	(134,742)
Other Income (Expense), Net	17	(6,045)	(18,371)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	$9,841	$(18,032)	$(8,131)

        Information as to the Company's operations in different geographical areas is as follows:

	1999	2000	2001
Revenues:
United States	$487,931	$869,684	$1,013,617
International	31,618	116,687	157,499

Total Revenues	$519,549	$986,371	$1,171,116

Long-lived Assets:
United States	$1,029,542	$1,989,839	$2,118,828
International	144,006	432,589	431,761

Total Long-lived Assets	$1,173,548	$2,422,428	$2,550,589

13. Commitments and Contingencies

        a.    Leases

        The Company leases most of its facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. The Company also leases equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $59,113, $111,001 and $126,871 for the years ended December 31, 1999, 2000 and 2001, respectively.

        Minimum future lease payments are as follows:

Year	Operating
2002	$123,624
2003	111,354
2004	100,432
2005	86,262
2006	68,643
Thereafter	306,246

Total minimum lease payments	$796,561

        The Company uses synthetic leases that involve some of the facilities that the Company occupies. Under these leases, special purpose entities are established to acquire properties and subsequently lease those properties to the Company. Seven financial institutions have provided over 50% of the capacity under our $400.0 million revolving credit facility (see Note 17). These seven financial institutions also participate in our synthetic lease programs. Neither the Company nor any of our related parties have invested, either via debt obligations or equity, in these special purpose entities. The leases are designed and qualify as operating leases for accounting purposes, where the monthly lease expense is recorded as rent expense in the Company's consolidated statements of operations. The Company does not consolidate the assets or debt related to these facilities in the Company's consolidated balance sheets.

        Included in the lease commitments disclosed in the preceding paragraph are synthetic lease agreements signed in 1998 to 2001. Each of the leases under the Company's synthetic leases have a five to six and one-half year term for specified records storage warehouses and include 30 of 519 leased facilities the Company occupies. During 2001, the Company recorded $8.5 million in rent expense on its income statement related to these lease commitments. The Company's synthetic lease facilities included properties with a lessor's original cost of $74.3 million and $151.9 million as of December 31, 2000 and December 31, 2001, respectively. If on January 1, 2001, the original cost of the Company's properties under synthetic lease facilities had equaled $151.9 million, rent expense for the year ended December 31, 2001 would have been approximately $11.4 million. At the end of each lease term, the Company, at its option, may: (i) negotiate a renewal of the lease (which is subject to the agreement of the relevant synthetic lease lessor and its lenders); (ii) purchase the properties subject to such lease at a price equal to the lessor's original cost; or (iii) allow the lease to expire and cause the properties to be sold. The Company's ability to cause the properties to be sold depends upon its compliance with certain terms of the lease. Under certain conditions, the Company would receive the excess, if any, of the net sales proceeds over the properties' original cost. In the event that the net sales proceeds are less than the properties' original cost, the Company would make certain contingent rental payments to the lessor equal to that difference, subject to a maximum amount of approximately 85% of the properties' original cost. If any of the Company's synthetic lease facilities are terminated following an event of default under the relevant synthetic lease documents, or if, at the end of the lease term, the Company does not either negotiate a renewal of the lease or elect to cause the relevant leased properties to be sold, or if the Company does elect to cause such leased properties to be sold but fail to satisfy the conditions to such election, the Company would generally be obligated to pay the lessor's original cost for such leased properties.

        b.    Facility Fire

        In March 1997, the Company experienced three fires, all of which authorities have determined were caused by arson. These fires resulted in damage to one and destruction of the Company's other records management facility in South Brunswick Township, New Jersey.

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

14. Related Party Transactions

        The Company leases space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 1999, 2000 and 2001, Schooner paid the Company rent totaling $94, $96 and $101, respectively. The Company leases facilities from three separate limited partnerships, whose general partner is a related party. The aggregate rental payment by the Company for such facilities during 2000 and 2001 was

$1,684 and $513, respectively. In the opinion of management, all of these leases were entered into at market prices and terms.

        The Company has an agreement with Leo W. Pierce, Sr., former Chairman Emeritus of the Company and the father of J. Peter Pierce, a Director of the Company that requires pension payments of $8 per month until his death. The total benefit is recorded in accrued expenses in the accompanying consolidated balance sheets.

        At December 31, 2001, the Company has outstanding loans to an officer with an aggregate principal amount of $331. These notes bear interest at a variable rate. This liability was assumed in connection with the Company's merger with Pierce Leahy.

        Effective December 1, 2000, the Company sold its wholly owned UK subsidiary Datavault Limited (acquired in the Pierce Leahy merger) to its 50.1% owned subsidiary, Iron Mountain Europe, in exchange for approximately $18 million of Iron Mountain Europe stock and debt of approximately $14 million. In connection with this transaction, the Company's 49.9% partner in Iron Mountain Europe contributed approximately $18 million dollars to Iron Mountain Europe in exchange for additional shares. The transaction was accounted for as a transfer between entities under common control and no gain or loss was recorded on the sale.

15. Employee Benefit Plans

        a.    Iron Mountain Companies 401(k) Plan

        The Company has a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 20% of compensation per pay period up to the amount allowed by the Internal Revenue Code. The Company makes matching contributions based on the amount of an employee's contribution according to a schedule as described in the plan document. The Company has expensed $1,890, $2,646 and $2,280 for the years ended December 31, 1999, 2000 and 2001, respectively.

        b.    Employee Stock Purchase Plan

        On March 23, 1998, the Company introduced an employee stock purchase plan (the "Plan"), participation in which is available to substantially all employees who meet certain service eligibility requirements. The Plan was approved by the shareholders of the Company on May 28, 1998 and commenced operations on October 1, 1998. The Plan provides a way for eligible employees of the Company to become shareholders of the Company on favorable terms. The Plan provides for the purchase of up to 562,500 shares of the Company's common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees are granted options to acquire the Company's common stock. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase common stock of the Company. The price for shares purchased under the Plan is 85% of their market price at either the beginning or the end of the offering period, whichever is lower. There were 76,360, 139,869 and 186,152 shares purchased under the Plan for the years ended December 31, 1999, 2000 and 2001, respectively.

16. Noncash Transactions

        The Company used the following as part of the consideration paid for certain acquisitions:

	1999	2000	2001
Fair Value of Common Stock Issued	$46,000	$421,220	$—
Fair Value of Options Issued	—	25,291	—
Fair Value of Debt Assumed and Issued	—	584,906	10,352
Fair Value of Certain Net Assets of Businesses Previously Acquired	2,489	1,063	—

        See Note 6 for liabilities assumed in acquisitions.

17. Subsequent Event

        On March 15, 2002, the Company entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaces the Company's existing credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility and a term loan facility in the amount of $250,000. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if the 9 1/8% senior subordinated notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on the Company's choice of base rates and currency options, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement.

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

        We have audited the consolidated balance sheets of Iron Mountain Europe Limited as of October 31, 2000 and 2001, and the related consolidated statements of operations, stockholders' equity and comprehensive loss and cash flows (not presented separately herein) for the two years ended October 31, 2001 and the ten months ended October 31, 1999. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 2000 and 2001 and the consolidated results of their operations and their consolidated cash flows (not presented separately herein) for the two years ended October 31, 2001 and the ten months ended October 31, 1999, in conformity with generally accepted accounting principles in the United States.

RSM ROBSON RHODES
Chartered Accountants
Birmingham, England
February 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Iron Mountain Incorporated:

        We have audited, in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Iron Mountain Incorporated (a Pennsylvania corporation) for each of the three years in the period ended December 31, 2001 and have issued our report thereon dated February 22, 2002 (except with respect to Note 17, as to which the date is March 15, 2002). Our audits were made for the purpose of forming an opinion on those basic financial statements taken as a whole. The supplemental schedule listed in the accompanying index is the responsibility of Iron Mountain Incorporated's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and regulations under the Securities Exchange Act of 1934 and is not a required part of the basic financial statements. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated, in all material respects, in relation to the basic financial statements taken as a whole.

                      ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 2002
(Except with respect to Note 17,
as to which the date is March 15, 2002)

Schedule II

IRON MOUNTAIN INCORPORATED

Valuation and Qualifying Accounts

(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions(1)	Deductions	Balance at End of the Year
Allowance for doubtful accounts and credit memos:
1999	3,316	2,733	336	(645)	5,740
2000	5,740	9,714	4,051	(3,516)	15,989
2001	15,989	8,499	846	(8,248)	17,086
Year Ended December 31,	Balance at Beginning of the Year	Additions	Deductions	Adjustments(2)	Balance at End of the Year
Reserve for restructuring activities:
1999	10,482	4,234	(4,843)	(533)	9,340
2000	9,340	31,409	(7,539)	(4,696)	28,514
2001	28,514	3,751	(7,805)	(8,235)	16,225

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

IRON MOUNTAIN INCORPORATED
By:	/s/ C. RICHARD REESE C. Richard Reese Chairman of the Board, Chief Executive Officer and President

Dated: March 20, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. RICHARD REESE C. Richard Reese	Chairman, and Chief Executive Officer, President and Director	March 20, 2002
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr.	Executive Vice President, Chief Financial Officer and Director	March 20, 2002
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 20, 2002
Constantin R. Boden	Director	March , 2002
/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 20, 2002
/s/ EUGENE B. DOGGETT Eugene B. Doggett	Director	March 20, 2002
/s/ B. THOMAS GOLISANO B. Thomas Golisano	Director	March 20, 2002
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 20, 2002
/s/ J. PETER PIERCE J. Peter Pierce	Director	March 20, 2002
/s/ HOWARD D. ROSS Howard D. Ross	Director	March 20, 2002
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 20, 2002

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

Exhibit No.	Item	Exhibit
2.1	Purchase Agreement, dated November 13, 2000, by and among Iron Mountain Canada Corporation, Iron Mountain Records Management, Inc. ("IMRM"), FACS Records Storage Income Fund, FACS Records Centre Inc. and 3796281 Canada Inc.	(2.1)(20)
2.2	Asset Purchase and Sale Agreement, dated February 18, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van Lines, Inc.	(2.1)(17)
2.3	Amendment No. 1 to Asset Purchase and Sale Agreement, dated May 1, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.	(2.1)(18)
2.4	Agreement and Plan of Merger, dated as of October 20, 1999, by and between the Company and Pierce Leahy.	(2.1)(11)
3.1	Amended and Restated Articles of Incorporation of the Company.	(Annex D)(15)
3.2	Amended and Restated Bylaws of the Company.	(Annex E)(15)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(23)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(23)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(9)
4.2	Indenture for 8 3/4% Senior Subordinated Notes due 2009, dated October 24, 1997, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(4.1)(2)
4.3	Indenture for 8 1/8% Senior Notes due 2008, dated as of April 7, 1998, by and among Iron Mountain Canada Corporation, as issuer, the Company and The Bank of New York, as trustee.	(4.1(c))(14)
4.4	Indenture for 9 1/8% Senior Subordinated Notes due 2007, dated as of July 7, 1997, by and between the Company, as issuer, and The Bank of New York, as trustee.	(10.5)(13)
4.5	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(21)
4.6	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(21)

4.7	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	Filed herewith as Exhibit 4.7
4.8	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(16)
9.0	Amended and Restated Voting Trust Agreement, dated as of February 28, 1998, by and among certain shareholders of the Company. (#)	(9.0)(13)
10.1	Stockholders' Agreement, dated as of September 26, 1997, by and among the Company and certain stockholders of Arcus Group, Inc. (#)	(10.16)(3)
10.2	Stockholders' Agreement, dated as of September 17, 1997, by and between the Company and Kent P. Dauten. (#)	(10.13)(4)
10.3	Employment Agreement, dated as of February 1, 2000, by and between the Company and J. Peter Pierce. (#)	(10.5)(17)
10.4	Letter Agreement, dated as of June 27, 2000, by and between the Company and J. Peter Pierce. (#)	(10.6)(20)
10.5	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended. (#)	(10.7)(20)
10.6	Nonqualified Stock Option Plan of Pierce Leahy Corp. (#)	(10.3)(12)
10.7	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#)	(10.9)(20)
10.8	Iron Mountain/ATSI 1995 Stock Option Plan. (#)	(10.2)(5)
10.9	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#)	(10.3)(8)
10.10	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	Filed herewith as Exhibit 10.10
10.11	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company. (#)	(10.1)(1)
10.12	Registration Rights Agreement Joinder, dated as of February 1, 2000, by and among the Company and certain shareholders of the Company. (#)	(10.21)(17)
10.13	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2)(7)
10.14	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20)(6)
10.15	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21)(6)
10.16	Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.1)(10)
10.17	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	Filed herewith as Exhibit 10.17

10.18	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	Filed herewith as Exhibit 10.18
10.19	Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.3)(19)
10.20	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.1)(6)
10.21	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2)(11)
10.22	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1)(11)
10.23	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3)(11)
10.24	Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	Filed herewith as Exhibit 10.24
10.25	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	Filed herewith as Exhibit 10.25
10.26	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.2)(19)
10.27	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1)(22)
10.28	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	Filed herewith as Exhibit 10.28
10.29	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(22)
10.30	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Construction Agent.	(10.3)(22)
12	Statement re: Computation of Ratios.	Filed herewith as Exhibit 12
21	Subsidiaries of the Company.	Filed herewith as Exhibit 21
23.1	Consent of Arthur Andersen LLP (Iron Mountain Incorporated, Pennsylvania).	Filed herewith as Exhibit 23.1

23.2	Consent of RSM Robson Rhodes (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
99	Letter from the Company regarding Arthur Andersen LLP.	Filed herewith as Exhibit 99

(1)
Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission, File No. 0-27584.

(2)
Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated October 30, 1997, filed with the Commission, File No. 0-27584.

(3)
Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-41045, filed with the Commission on November 26, 1997.

(4)
Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-44185, filed with the Commission on January 13, 1998.

(5)
Filed as an Exhibit to Iron Mountain/DE's Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

(6)
Filed as an Exhibit to Iron Mountain/DE's Registration Statement No. 333-67765, filed with Commission on November 23, 1998.

(7)
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

(10)
Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission, File No. 0-27584.

(11)
Filed as an Exhibit to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission, File No. 1-14937.

(12)
Filed as an Exhibit to Pierce Leahy's Registration Statement No. 333-9963, filed with the Commission on August 12, 1996.

(13)
Filed as an Exhibit to Pierce Leahy's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission, File No. 333-09963.

(14)
Filed as an Exhibit to Pierce Leahy's Registration Statement No. 333-58569, filed with the Commission on June 6, 1998.

(15)
Filed as an Annex or Exhibit to Amendment No. 1 to Pierce Leahy's Registration Statement No. 333-91577, filed with the Commission on December 13, 1999.

(16)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.

(17)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, filed with the Commission, File No. 1-13045.

(18)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, filed with the Commission, File No. 1-13045.

(19)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission, File No. 1-13045.

(20)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission, File No. 1-13045.

(21)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission, File No. 1-13045.

(22)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission, File No. 1-13045.

(23)
Filed as an Exhibit to the Company's Registration Statement No. 333-75068, filed with the Commission on December 31, 2001.

QuickLinks

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
IRON MOUNTAIN INCORPORATED 2001 FORM 10-K ANNUAL REPORT
Table of Contents
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
PART III
Summary Compensation Table
Option Grants in 2001
Aggregate Option Exercises in Last Fiscal Year and Fiscal Year End Option Values
PART IV
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
IRON MOUNTAIN INCORPORATED CONSOLIDATED BALANCE SHEETS (In thousands)
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except Per Share Data)
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE LOSS (In thousands, except share data)
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
IRON MOUNTAIN INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DECEMBER 31, 2001 (In thousands, except share data)
REPORT OF THE INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
Schedule II IRON MOUNTAIN INCORPORATED Valuation and Qualifying Accounts (In thousands)
SIGNATURES
INDEX TO EXHIBITS