Form 10-Q
period 2002-03-31
IRON MOUNTAIN INC/PA
filed 2002-05-15
CIK 1020569

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
                                       OR

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of the registrant's Common Stock outstanding as of May 3, 2002: 84,466,340

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                           IRON MOUNTAIN INCORPORATED

                                     INDEX

                                                                                       PAGE
                                                                                     --------
PART I -- FINANCIAL INFORMATION

Item 1            --   Unaudited Consolidated Financial Statements

                       Consolidated Balance Sheets at March 31, 2002 and December
                         31, 2001 (Unaudited)......................................       3

                       Consolidated Statements of Operations for the Three Months
                         Ended
                         March 31, 2002 and 2001 (Unaudited).......................       4

                       Consolidated Statements of Cash Flows for the Three Months
                         Ended
                         March 31, 2002 and 2001 (Unaudited).......................       5

                       Notes to Consolidated Financial Statements (Unaudited)......    6-19

Item 2            --   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................   20-24

Item 3            --   Quantitative and Qualitative Disclosures About Market
                         Risk......................................................      24

PART II -- OTHER INFORMATION

Item 6            --   Exhibits and Reports on Form 8-K............................      25

                       Signature...................................................      26

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   11,419    $   21,359
  Accounts receivable (less allowances of $17,873 and
    $17,086, respectively)..................................     228,399       219,050
  Deferred income taxes.....................................      31,668        31,140
  Prepaid expenses and other................................      40,502        37,768
                                                              ----------    ----------
    Total Current Assets....................................     311,988       309,317
Property, Plant and Equipment:
  Property, plant and equipment.............................   1,245,258     1,190,537
  Less--accumulated depreciation............................    (261,749)     (238,306)
                                                              ----------    ----------
    Net Property, Plant and Equipment.......................     983,509       952,231
Other Assets, net:
  Goodwill..................................................   1,521,576     1,529,547
  Customer relationships and acquisition costs..............      39,756        32,884
  Deferred financing costs..................................      19,666        19,928
  Other.....................................................      15,053        15,999
                                                              ----------    ----------
    Total Other Assets, net.................................   1,596,051     1,598,358
                                                              ----------    ----------
    Total Assets............................................  $2,891,548    $2,859,906
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $   37,415    $   35,256
  Accounts payable..........................................      69,476        64,596
  Accrued expenses..........................................     159,695       153,105
  Deferred income...........................................      85,474        85,894
  Other current liabilities.................................      17,599        20,158
                                                              ----------    ----------
    Total Current Liabilities...............................     369,659       359,009
Long-term Debt, net of current portion......................   1,465,812     1,460,843
Other Long-term Liabilities.................................      20,309        23,705
Deferred Rent...............................................      18,370        17,884
Deferred Income Taxes.......................................      58,704        47,213
Minority Interest...........................................      62,062        65,293
Shareholders' Equity:
  Common stock..............................................         844           843
  Additional paid-in capital................................   1,008,460     1,006,836
  Accumulated deficit.......................................     (91,177)     (103,695)
  Accumulated other comprehensive items.....................     (21,495)      (18,025)
                                                              ----------    ----------
    Total Shareholders' Equity..............................     896,632       885,959
                                                              ----------    ----------
    Total Liabilities and Shareholders' Equity..............  $2,891,548    $2,859,906
                                                              ==========    ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Storage...................................................  $183,436   $167,865
  Service and storage material sales........................   129,743    116,057
                                                              --------   --------
    Total Revenues..........................................   313,179    283,922
Operating Expenses:
  Cost of sales (excluding depreciation)....................   148,427    139,820
  Selling, general and administrative.......................    82,022     70,317
  Depreciation and amortization.............................    25,074     35,718
  Merger-related expenses...................................       300        801
                                                              --------   --------
    Total Operating Expenses................................   255,823    246,656
                                                              --------   --------

Operating Income............................................    57,356     37,266
Interest Expense, Net.......................................    32,880     33,987
Other Expense, Net..........................................      (262)    (9,187)
                                                              --------   --------
    Income (Loss) Before Provision (Benefit) for Income
      Taxes and Minority Interest...........................    24,214     (5,908)
Provision (Benefit) for Income Taxes........................     9,962     (8,837)
Minority Interest in Earnings (Losses) of Subsidiaries......       957       (270)
                                                              --------   --------
    Income before Extraordinary Item........................    13,295      3,199
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $445)...................................      (777)        --
                                                              --------   --------
    Net Income..............................................  $ 12,518   $  3,199
                                                              ========   ========
Net Income per Share--Basic:
  Income before Extraordinary Item..........................  $   0.16   $   0.04
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)        --
                                                              --------   --------
    Net Income per Share--Basic.............................  $   0.15   $   0.04
                                                              ========   ========
Net Income per Share--Diluted:
  Income before Extraordinary Item..........................  $   0.15   $   0.04
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)        --
                                                              --------   --------
    Net Income per Share--Diluted...........................  $   0.15   $   0.04
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic...........    84,372     83,141
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    86,002     84,890
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $ 12,518   $  3,199
Adjustments to reconcile net income to income before
  extraordinary item:
  Extraordinary charge from early extinguishment of debt
    (net of tax benefit of $445)............................       777         --
                                                              --------   --------
Income before extraordinary item............................    13,295      3,199
Adjustments to reconcile income before extraordinary item to cash provided by operating activities:
  Minority interests........................................       957       (270)
  Depreciation and amortization.............................    25,074     35,718
  Amortization of deferred financing costs and bond
    discount................................................     1,224        495
  Provision for doubtful accounts...........................     3,838      2,381
  Foreign currency loss and other, net......................        66      9,693
Changes in Assets and Liabilities (exclusive of
  acquisitions):
  Accounts receivable.......................................   (14,133)    (9,558)
  Prepaid expenses and other current assets.................     1,268     (7,375)
  Deferred income taxes.....................................    10,300     (6,428)
  Accounts payable..........................................     5,170     (4,630)
  Accrued expenses and other current liabilities............     3,792      2,183
  Deferred income...........................................      (269)      (739)
  Deferred rent.............................................       488        391
  Other assets and long-term liabilities....................       199     (1,161)
                                                              --------   --------
    Cash Flows Provided by Operating Activities.............    51,269     23,899
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (57,643)   (48,198)
  Cash paid for acquisitions, net of cash acquired..........    (7,756)   (34,773)
  Additions to customer acquisition costs...................    (1,622)    (2,307)
  Proceeds from sale of property and equipment..............       227         29
                                                              --------   --------
    Cash Flows Used in Investing Activities.................   (66,794)   (85,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of term loans...............................   (98,750)      (250)
  Repayment of debt.........................................   (27,547)   (35,484)
  Proceeds from borrowings..................................   134,323     82,355
  Debt repayment to minority shareholders...................    (2,147)    (6,560)
  Equity contributions from (distributions to) minority
    shareholders............................................       (18)    24,529
  Proceeds from exercise of stock options...................     1,388      2,539
  Financing and stock issuance costs........................    (1,955)      (235)
                                                              --------   --------
    Cash Flows Provided by Financing Activities.............     5,294     66,894
Effect of exchange rates on cash and cash equivalents.......       291     (1,841)
Increase (Decrease) in Cash and Cash Equivalents............    (9,940)     3,703
Cash and Cash Equivalents, Beginning of Period..............    21,359      6,200
                                                              --------   --------
Cash and Cash Equivalents, End of Period....................  $ 11,419   $  9,903
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS, EXCEPT SHARE DATA)

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

    The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the Company's independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

    Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Comprehensive Income (Loss):
  Net Income..............................................  $12,518    $ 3,199
  Other Comprehensive Loss:
    Foreign Currency Translation Adjustment...............   (4,515)      (788)
    Transition Adjustment Charge..........................       --       (214)
    Unrealized Gain (Loss) on Hedging Contracts...........    1,045     (4,040)
                                                            -------    -------
  Comprehensive Income (Loss).............................  $ 9,048    $(1,843)
                                                            =======    =======

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    Effective January 1, 2001, the Company adopted the provisions of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(3) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) transition adjustment charge to accumulated other comprehensive items of approximately $214 as of March 31, 2001.

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

    The Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its term loan as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income. As a result of these interest rate swap agreements, the Company has recorded a derivative liability of and a corresponding charge to accumulated other comprehensive loss of $7,903 ($5,026, net of tax) and $9,857 ($5,857, net of tax) at March 31, 2002 and
December 31, 2001, respectively.

    For the three months ended March 31, 2002 and 2001, the Company recorded additional interest expense of $1,797 and $59 resulting from interest rate swap settlements and $439 and $9 in additional rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective January 1, 2002, the Company adopted the provisions of SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 has the impact of reducing our amortization of goodwill and intangibles from $16,068 for the first quarter of 2001 to $1,339 for the same period of 2002.

    Based on the Company's initial impairment evaluation, a reporting unit in the Company's international operating segment did not pass the initial SFAS 142 valuation test. The Company is currently performing the second level of testing as required by SFAS 142 to determine the amount of the adjustment to reduce the carrying value of that reporting unit's goodwill to its implied fair value. The total carrying value of goodwill subject to the second level of testing does not exceed $6,927 after adjusting for minority interests. The affected operating unit failed the initial SFAS 142 valuation test due to a reduction in the expected future performance of that unit resulting from a deterioration of the local economic environment. Under SFAS 142, the impairment adjustment recognized upon adoption of the new rules will be reflected as a cumulative effect of accounting change in the Company's financial results as of January 1, 2002 and reported in the Company's financial results for the period ending

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
June 30, 2002. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

    The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended March 31, 2002 are as follows:

                                         BUSINESS     OFF-SITE
                                         RECORDS        DATA                      CORPORATE      TOTAL
                                        MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER    CONSOLIDATED
                                        ----------   ----------   -------------   ---------   ------------
Balance as of December 31, 2001.......   $985,038     $236,850      $265,760       $41,899     $1,529,547
Goodwill acquired during the period...         --           --            --         4,769          4,769
Adjustments to goodwill...............     (4,206)          35        (8,476)          (93)       (12,740)
Impairment losses.....................         --           --            --            --             --
                                         --------     --------      --------       -------     ----------
Balance as of March 31, 2002..........   $980,832     $236,885      $257,284       $46,575     $1,521,576
                                         ========     ========      ========       =======     ==========

    In connection with adopting SFAS 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined the useful lives of customer relationships and acquisition costs to be between 5 and 30 years. The components of the Company's amortizable intangible assets at March 31, 2002 are as follows:

                                                     GROSS CARRYING   ACCUMULATED
                                                         AMOUNT       AMORTIZATION
                                                     --------------   ------------
Customer Relationships and Acquisition Costs.......     $49,030         $ 9,274
Non-Compete Agreements.............................      20,002          13,831
Deferred Financing Costs...........................      24,508           4,785
                                                        -------         -------
Total..............................................     $93,540         $27,890
                                                        =======         =======

    Amortization expense for intangible assets (excluding deferred financing costs which are amortized through interest expense) during the first quarter of 2002 was $1,339. Estimated amortization expense for the remainder of 2002 and the five succeeding fiscal years is as follows:

                                                    ESTIMATED AMORTIZATION EXPENSE
                                                    ------------------------------
2002 (remainder)..................................              $3,998
2003..............................................               3,423
2004..............................................               2,562
2005..............................................               1,879
2006..............................................               1,607
2007..............................................               1,248

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Actual results of operations for the three-month period ended March 31, 2002 and pro forma results of operations for the three-month period ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS 142 as of January 1, 2001 are as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Net Income (Loss) before Provision for Income Taxes and
  Minority Interest.......................................  $24,214    $(5,908)
Add: Goodwill Amortization................................       --     14,376
Provision for Income Taxes................................    9,962      4,624
Minority Interest in Earnings of Subsidiaries.............      957        415
                                                            -------    -------
Adjusted Income before Extraordinary Items................   13,295      3,429
Extraordinary Charge from Early Extinguishment of Debt....     (777)        --
                                                            -------    -------
Net Income................................................  $12,518    $ 3,429
                                                            =======    =======
Net Income per Share--Basic
Net Income before Extraordinary Items, as Reported........  $  0.16    $  0.04
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest......................       --         --
                                                            -------    -------
Adjusted Income before Extraordinary Items................     0.16       0.04
Extraordinary Charge from Early Extinguishment of Debt....    (0.01)        --
                                                            -------    -------
Net Income per Share--Basic...............................  $  0.15    $  0.04
                                                            =======    =======
Net Income per Share--Diluted
Net Income before Extraordinary Items, as Reported........  $  0.15    $  0.04
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest......................       --         --
                                                            -------    -------
Adjusted Income before Extraordinary Items................     0.15       0.04
Extraordinary Charge from Early Extinguishment of Debt....    (0.01)        --
                                                            -------    -------
Net Income per Share--Diluted.............................  $  0.15    $  0.04
                                                            =======    =======

(5)  ACQUISITIONS

    During the three months ended March 31, 2002, the Company purchased substantially all of the assets, and assumed certain liabilities, of two businesses.

    Each of the 2002 acquisitions and all 16 of the records management businesses acquired during 2001 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 2001 acquisitions, related real estate was also purchased. For the 2002 acquisitions, the aggregate purchase price exceeded the underlying fair

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(5)  ACQUISITIONS (CONTINUED)
value of the net assets acquired by $4,769 which has been assigned to goodwill and, consistent with SFAS 142, has not been amortized.

    In connection with the 2002 and 2001 acquisitions, the Company has undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." The Company finalizes its restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters primarily include completion of planned abandonments of facilities and employee severance costs for certain 2002 and 2001 acquisitions.

    The following is a summary of reserves related to such restructuring activities:

                                                        MARCH 31,   DECEMBER 31,
                                                          2002          2001
                                                        ---------   ------------
Reserves, Beginning Balance...........................   $16,225       $28,514
Reserves Established..................................       780         3,751
Expenditures..........................................    (1,435)       (7,805)
Adjustments to Goodwill, including currency effect....      (489)       (8,235)
                                                         -------       -------
Reserves, Ending Balance..............................   $15,081       $16,225
                                                         =======       =======

    At March 31, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($9,705), severance costs for approximately 29 people ($937) and other exit costs ($4,439). These accruals are expected to be used prior to March 31, 2003 except for lease losses of $5,956 and severance contracts of $517, both of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(6)  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                      MARCH 31, 2002         DECEMBER 31, 2001
                                                   ---------------------   ---------------------
                                                    CARRYING      FAIR      CARRYING      FAIR
                                                     AMOUNT      VALUE       AMOUNT      VALUE
                                                   ----------   --------   ----------   --------
Revolving Credit Facility........................  $  107,751   $107,751   $       --   $     --
Tranche A Term Loan..............................          --         --      150,000    150,000
Tranche B Term Loan..............................          --         --      198,750    198,750
Term Loan........................................     250,000    250,000           --         --
9 1/8% Senior Subordinated Notes due 2007 (the
  "9 1/8% notes")................................     115,328    125,100      115,106    126,000
8 1/8% Senior Notes due 2008 (the "Subsidiary
  notes")........................................     123,235    135,675      122,758    136,350
8 3/4% Senior Subordinated Notes due 2009 (the
  "8 3/4% notes")................................     249,697    260,313      249,687    257,500
8 1/4% Senior Subordinated Notes due 2011 (the
  "8 1/4% notes")................................     149,591    153,750      149,580    151,875
8 5/8% Senior Subordinated Notes due 2013 (the
  "8 5/8% notes")................................     437,991    456,750      438,059    448,050
Real estate mortgage.............................      18,937     18,937       19,337     19,337
Seller Notes.....................................      11,540     11,540       12,383     12,383
Other............................................      39,157     39,157       40,439     40,439
                                                   ----------              ----------
Long-term Debt...................................   1,503,227               1,496,099
Less Current Portion.............................     (37,415)                (35,256)
                                                   ----------              ----------
Long-term Debt, Net of Current Portion...........  $1,465,812              $1,460,843
                                                   ==========              ==========

    The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at March 31, 2002 and December 31, 2001 for loans with similar terms and average maturities. The fair values of the 9 1/8% notes, 8 3/4% notes, 8 1/4% notes, 8 5/8% notes (collectively, the "Parent Notes") and the Subsidiary notes are based on the quoted market prices for those notes on March 31, 2002 and December 31, 2001.

    On March 15, 2002, the Company entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced the Company's prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if the 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on the Company's choice of base rates and currency options, plus an applicable margin. Restrictive covenants under this agreement are similar to those under the Company's prior credit facility. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS

    The following financial data summarizes the consolidating Company on the equity method of accounting as of March 31, 2002 and December 31, 2001 and for the first quarter of 2002 and 2001. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company") and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes issued by Canada Company. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                                                                     MARCH 31, 2002
                                     ------------------------------------------------------------------------------
                                                                 CANADA       NON-
                                       PARENT      GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                     -----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents........  $        --   $    5,509   $     --    $  6,667    $      (757)    $   11,419
  Accounts Receivable..............           --      190,684     14,467      23,248             --        228,399
  Intercompany Receivable
    (Payable)......................      710,385     (568,778)   (93,329)    (48,278)            --             --
  Other Current Assets.............           --       62,346      1,492       8,332             --         72,170
                                     -----------   ----------   --------    --------    -----------     ----------
    Total Current Assets...........      710,385     (310,239)   (77,370)    (10,031)          (757)       311,988
Property, Plant and Equipment,
  Net..............................           --      797,144     74,948     111,417             --        983,509
Other Assets:
  Long-term Intercompany
    Receivable.....................       54,026           --         --          --        (54,026)            --
  Long-term Notes Receivable from
    Affiliates.....................    1,094,773           --         --          --     (1,094,773)            --
  Investment in Subsidiaries.......      368,498       78,837         --          --       (447,335)            --
  Goodwill, net....................           --    1,261,494    115,369     134,436         10,277      1,521,576
  Other............................       30,506       46,944     10,696       1,077        (14,748)        74,475
                                     -----------   ----------   --------    --------    -----------     ----------
    Total Other Assets.............    1,547,803    1,387,275    126,065     135,513     (1,600,605)     1,596,051
                                     -----------   ----------   --------    --------    -----------     ----------
    Total Assets...................  $ 2,258,188   $1,874,180   $123,643    $236,899    $(1,601,362)    $2,891,548
                                     ===========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities........  $    48,224   $  232,128   $ 16,693    $ 73,371    $      (757)    $  369,659
  Long-term Debt, net of current
    portion........................    1,313,332        1,662    125,411      25,407             --      1,465,812
  Long-term Intercompany Payable...           --       54,026         --          --        (54,026)            --
  Long-term Notes Payable to
    Affiliates.....................           --    1,094,773         --          --     (1,094,773)            --
  Other Long-term Liabilities......           --      106,460        908       4,763        (14,748)        97,383
  Minority Interest................           --           --         --       1,557         60,505         62,062
  Shareholders' Equity.............      896,632      385,131    (19,369)    131,801       (497,563)       896,632
                                     -----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and
      Shareholders' Equity.........  $ 2,258,188   $1,874,180   $123,643    $236,899    $(1,601,362)    $2,891,548
                                     ===========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------
                                                             CANADA       NON-
                                    PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.....  $       --   $   11,395   $  1,696    $  8,268    $        --     $   21,359
  Accounts Receivable...........          --      181,640     14,415      22,995             --        219,050
  Intercompany Receivable
    (Payable)...................     685,601     (560,699)   (92,555)    (32,347)            --             --
  Other Current Assets..........          --       64,378        460       4,094            (24)        68,908
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets........     685,601     (303,286)   (75,984)      3,010            (24)       309,317
Property, Plant and Equipment,
  Net...........................          --      778,804     72,839     100,588             --        952,231
Other Assets:
  Long-term Intercompany
    Receivable..................      45,193           --         --          --        (45,193)            --
  Long-term Notes Receivable
    from Affiliates.............   1,086,823           --         --          --     (1,086,823)            --
  Investment in Subsidiaries....     379,816       82,434         --          --       (462,250)            --
  Goodwill, Net.................          --    1,261,598    115,832     141,463         10,654      1,529,547
  Other.........................      31,419       40,660     11,754       1,085        (16,107)        68,811
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets..........   1,543,251    1,384,692    127,586     142,548     (1,599,719)     1,598,358
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Assets................  $2,228,852   $1,860,210   $124,441    $246,146    $(1,599,743)    $2,859,906
                                  ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Total Current Liabilities.....  $   34,526   $  233,111   $ 16,786    $ 74,610    $       (24)    $  359,009
  Long-term Debt, Net of Current
    Portion.....................   1,308,367        1,289    125,075      26,112             --      1,460,843
  Long-term Intercompany
    Payable.....................          --       45,193         --          --        (45,193)            --
  Long-term Notes Payable to
    Affiliates..................          --    1,086,823         --          --     (1,086,823)            --
  Other Long-term Liabilities...          --       98,481        887       5,541        (16,107)        88,802
  Minority Interest.............          --           --         --      (1,352)        66,645         65,293
  Shareholders' Equity..........     885,959      395,313    (18,307)    141,235       (518,241)       885,959
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and
      Shareholders' Equity......  $2,228,852   $1,860,210   $124,441    $246,146    $(1,599,743)    $2,859,906
                                  ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage............................  $     --    $160,077    $ 8,519     $14,840       $     --       $183,436
  Service and Storage Material
    Sales............................        --     109,147      9,993      10,603             --        129,743
                                       --------    --------    -------     -------       --------       --------
    Total Revenues...................        --     269,224     18,512      25,443             --        313,179
Operating Expenses:
  Cost of Sales (excluding
    depreciation)....................        --     125,862      9,356      13,209             --        148,427
  Selling, General and
    Administrative...................        12      72,090      2,904       7,016             --         82,022
  Depreciation and Amortization......        --      22,068      1,438       1,568             --         25,074
  Merger-related Expenses............        --         300         --          --             --            300
                                       --------    --------    -------     -------       --------       --------
    Total Operating Expenses.........        12     220,320     13,698      21,793             --        255,823
                                       --------    --------    -------     -------       --------       --------
Operating Income (Loss)..............       (12)     48,904      4,814       3,650             --         57,356
Interest Expense, Net................     2,965      24,908      3,297       1,710             --         32,880
Equity in the Earnings of
  Subsidiaries.......................   (15,787)       (766)        --          --         16,553             --
Other Income (Expense), Net..........       485        (717)      (481)        451             --           (262)
                                       --------    --------    -------     -------       --------       --------
  Income Before Provision for Income
    Taxes and Minority Interest......    13,295      24,045      1,036       2,391        (16,553)        24,214
Provision for Income Taxes...........        --       8,605        691         666             --          9,962
Minority Interest in Earnings of
  Subsidiaries.......................        --          --         --         957             --            957
                                       --------    --------    -------     -------       --------       --------
  Income before Extraordinary Item...    13,295      15,440        345         768        (16,553)        13,295
Extraordinary Charge from Early
  Extinguishment of Debt (net of tax
  benefit of $445)...................      (777)         --         --          --             --           (777)
                                       --------    --------    -------     -------       --------       --------
    Net Income.......................  $ 12,518    $ 15,440    $   345     $   768       $(16,553)      $ 12,518
                                       ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage............................  $     --    $146,575    $ 8,402     $12,888       $     --       $167,865
  Service and Storage Material
    Sales............................        --      99,988      8,267       7,802             --        116,057
                                       --------    --------    -------     -------       --------       --------
    Total Revenues...................        --     246,563     16,669      20,690             --        283,922
Operating Expenses:
  Cost of Sales (excluding
    depreciation)....................        --     119,490      8,737      11,593             --        139,820
  Selling, General and
    Administrative...................        75      62,273      2,751       5,218             --         70,317
  Depreciation and Amortization......        --      30,488      2,484       2,746             --         35,718
  Merger-related Expenses............        --         772         --          29             --            801
                                       --------    --------    -------     -------       --------       --------
    Total Operating Expenses.........        75     213,023     13,972      19,586             --        246,656
                                       --------    --------    -------     -------       --------       --------
Operating Income (Loss)..............       (75)     33,540      2,697       1,104             --         37,266
Interest Expense, Net................    13,170      14,881      4,050       1,886             --         33,987
Equity in the (Earnings) Losses of
  Subsidiaries.......................   (16,444)         85         --          --         16,359             --
Other Expense, Net...................        --      (2,892)    (6,294)         (1)            --         (9,187)
                                       --------    --------    -------     -------       --------       --------
  Income (Loss) Before Provision
    (Benefit) for Income Taxes and
    Minority Interest................     3,199      15,682     (7,647)       (783)       (16,359)        (5,908)
Provision (Benefit) for Income
  Taxes..............................        --      (9,100)       617        (354)            --         (8,837)
Minority Interest in Losses of
  Subsidiaries.......................        --          --         --        (270)            --           (270)
                                       --------    --------    -------     -------       --------       --------
    Net Income (Loss)................  $  3,199    $ 24,782    $(8,264)    $  (159)      $(16,359)      $  3,199
                                       ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows Provided by (Used in)
    Operating Activities.............  $ (9,179)   $ 57,744    $ 2,281     $  1,180      $   (757)      $ 51,269
Cash Flows from Investing Activities:
  Capital expenditures...............        --     (37,887)    (3,382)     (16,374)           --        (57,643)
  Cash paid for acquisitions, net of
    cash acquired....................        --      (7,819)        --           63            --         (7,756)
  Intercompany loans to
    subsidiaries.....................       451     (16,864)        --           --        16,413             --
  Investment in subsidiaries.........        (2)         (2)        --           --             4             --
  Additions to customer acquisition
    costs............................        --      (1,486)       (26)        (110)           --         (1,622)
  Proceeds from sales of property and
    equipment........................        --         224          3           --            --            227
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by (Used in)
      Investing Activities...........       449     (63,834)    (3,405)     (16,421)       16,417        (66,794)
Cash Flows from Financing Activities:
  Net repayment of term loans........   (98,750)         --         --           --            --        (98,750)
  Repayment of debt..................   (26,188)       (119)      (127)      (1,113)           --        (27,547)
  Proceeds from borrowings...........   134,235          --         --           88            --        134,323
  Debt repayment to and equity
    distributions to minority
    shareholders.....................        --          --         --       (2,165)           --         (2,165)
  Intercompany loans from parent.....        --         321       (772)      16,864       (16,413)            --
  Equity contribution from parent....        --           2         --            2            (4)            --
  Proceeds from exercise of stock
    options..........................     1,388          --         --           --            --          1,388
  Debt financing and stock issuance
    costs............................    (1,955)         --         --           --            --         (1,955)
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by (Used in)
      Financing Activities...........     8,730         204       (899)      13,676       (16,417)         5,294
Effect of exchange rates on cash and
  cash equivalents...................        --          --        327          (36)           --            291
Decrease in cash and cash
  equivalents........................        --      (5,886)    (1,696)      (1,601)         (757)        (9,940)
Cash and cash equivalents, beginning
  of period..........................        --      11,395      1,696        8,268            --         21,359
                                       --------    --------    -------     --------      --------       --------
Cash and cash equivalents, end of
  period.............................  $     --    $  5,509    $    --     $  6,667      $   (757)      $ 11,419
                                       ========    ========    =======     ========      ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED CONSOLIDATED FINANCIAL STATEMENTS OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows Provided by (Used in)
    Operating Activities.............  $(21,070)   $ 45,009    $ 1,642     $ (1,682)     $     --       $ 23,899
Cash Flows from Investing Activities:
  Capital expenditures...............        --     (42,528)    (1,592)      (4,078)           --        (48,198)
  Cash paid for acquisitions, net of
    cash acquired....................        --     (19,813)       206      (15,166)           --        (34,773)
  Intercompany loans to
    subsidiaries.....................   (20,204)      2,537         --           --        17,667             --
  Investment in subsidiaries.........    (6,523)     (6,523)        --           --        13,046             --
  Additions to customer acquisition
    costs............................        --      (2,051)       (75)        (181)           --         (2,307)
  Proceeds from sales of property and
    equipment........................        --           8          5           16            --             29
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Used in Investing
      Activities.....................   (26,727)    (68,370)    (1,456)     (19,409)       30,713        (85,249)
Cash Flows from Financing Activities:
  Repayment of debt..................      (883)    (34,043)       (60)        (748)           --        (35,734)
  Proceeds from borrowings...........    46,116      35,686         --          553            --         82,355
  Debt repayment to minority
    shareholders.....................        --          --         --       (6,560)           --         (6,560)
  Equity contributions from minority
    shareholders.....................        --          --         --       24,529            --         24,529
  Intercompany loans from parent.....        --      14,791      4,937       (2,061)      (17,667)            --
  Equity contribution from parent....        --       6,523         --        6,523       (13,046)            --
  Proceeds from exercise of stock
    options..........................     2,539          --         --           --            --          2,539
  Debt financing and stock issuance
    costs............................      (166)        (69)        --           --            --           (235)
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by Financing
      Activities.....................    47,606      22,888      4,877       22,236       (30,713)        66,894
Effect of exchange rates on cash and
  cash equivalents...................        --          --     (4,044)       2,203            --         (1,841)
Increase (Decrease) in cash and cash
  equivalents........................      (191)       (473)     1,019        3,348            --          3,703
Cash and cash equivalents, beginning
  of period..........................       191       3,336        302        2,371            --          6,200
                                       --------    --------    -------     --------      --------       --------
Cash and cash equivalents, end of
  period.............................  $     --    $  2,863    $ 1,321     $  5,719      $     --       $  9,903
                                       ========    ========    =======     ========      ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8)  EARNINGS PER SHARE

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

(9)  SEGMENT INFORMATION

    An analysis of the Company's business segment information to the respective information in the consolidated financial statements is as follows:

                                        BUSINESS     OFF-SITE
                                        RECORDS        DATA                      CORPORATE       TOTAL
                                       MANAGEMENT   PROTECTION   INTERNATIONAL   & OTHER(1)   CONSOLIDATED
                                       ----------   ----------   -------------   ----------   ------------
THREE MONTHS ENDED MARCH 31, 2002
Revenue..............................  $ 202,544     $ 52,180      $ 43,488      $  14,967     $  313,179
Adjusted EBITDA......................     54,169       14,128        10,965          3,468         82,730
Total Assets.........................  2,114,032      349,617       531,893       (103,994)     2,891,548

THREE MONTHS ENDED MARCH 31, 2001
Revenue..............................    189,299       44,916        36,879         12,828        283,922
Adjusted EBITDA......................     50,146       10,811         8,679          4,149         73,785

------------------------

(1) Total assets include the intersegment elimination amount of $1,618,775.

    Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. The Company uses Adjusted EBITDA as an internal measurement of financial performance of, and as the basis for allocating resources to, the Company's operating segments.

    The Company has several hybrid business units, each generating revenues and incurring expenses from a combination of different product lines such as business records management, off-site data protection and confidential destruction. As the different pieces of these operations migrate to their proper division, the related revenues and expenses are reported under the new segment. To the extent practicable, the prior period amounts shown above have been adjusted to reflect these changes.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(9)  SEGMENT INFORMATION (CONTINUED)
    A reconciliation from EBITDA to Adjusted EBITDA and income (loss) before provision (benefit) for income taxes and minority interest is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
EBITDA......................................................  $ 81,211   $ 64,067
  Other Expense, Net........................................       262      9,187
  Merger-related Expenses...................................       300        801
  Minority Interests in Earnings (Losses) of Subsidiaries...       957       (270)
                                                              --------   --------
ADJUSTED EBITDA.............................................    82,730     73,785
  Depreciation and Amortization.............................   (25,074)   (35,718)
  Merger-related Expenses...................................      (300)      (801)
  Interest Expense..........................................   (32,880)   (33,987)
  Other Expense, Net........................................      (262)    (9,187)
                                                              --------   --------
INCOME (LOSS) BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTEREST..................................................  $ 24,214   $ (5,908)
                                                              ========   ========

    Information about the Company's operations in different geographical areas is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
United States...............................................  $269,691   $247,043
International...............................................    43,488     36,879
                                                              --------   --------
    Total Revenues..........................................  $313,179   $283,922
                                                              ========   ========

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
Long-lived Assets:
United States...............................................  $2,143,776    $2,118,828
International...............................................     435,784       431,761
                                                              ----------    ----------
  Total Long-lived Assets...................................  $2,579,560    $2,550,589
                                                              ==========    ==========

                           IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2002 and 2001 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 2002 included herein, and the year ended
December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 20, 2002.

OVERVIEW

    Our consolidated revenues increased $29.3 million, or 10.3%, to $313.2 million for the first quarter of 2002 from $283.9 million for the first quarter of 2001. Internal revenue growth for the first quarter of 2002 was 8.8%, comprised of 8.4% for storage revenue and 9.3% for service revenue. We calculate internal revenue growth in local currency for our international operations.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

    Consolidated storage revenues increased $15.6 million, or 9.3%, to $183.4 million for the first three months of 2002 from $167.9 million for the first three months of 2001. The increase was primarily attributable to:
(1) internal revenue growth of 8.4% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $1.2 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar, the Argentine peso and the British pound sterling.

    Consolidated service and storage material sales revenues increased
$13.7 million, or 11.8%, to $129.7 million for the first three months of 2002 from $116.1 million for the first three months of 2001. The increase was primarily attributable to: (1) internal revenue growth of 9.3% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $0.6 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar, the Argentinean peso and the British pound sterling.

    Consolidated cost of sales (excluding depreciation) increased $8.6 million, or 6.2%, to $148.4 million (47.4% of consolidated revenues) for the first three months of 2002 from $139.8 million (49.2% of consolidated revenues) for the first three months of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth. The decrease as a percent of consolidated revenues is primarily attributable to: (1) improved labor management (a decrease of 0.8%); (2) improved transportation efficiencies (a decrease of 0.5%); and (3) improved management of facilities costs including rent (a decrease of 0.2%) and decreased utility costs in comparison to high levels in 2001 (a decrease of 0.6%) offset by increased insurance expense due to increased premiums for property and casualty insurance (an increase of 0.3%). Improvements in labor and facilities management as well as increased transportation efficiencies are the result of the increasing scale of our business and efficiencies gained through our merger integration with Pierce Leahy Corp.

    Consolidated selling, general and administrative expenses increased
$11.7 million, or 16.6%, to $82.0 million (26.2% of consolidated revenues) for the first three months of 2002 from $70.3 million (24.8% of consolidated revenues) for the first three months of 2001. The dollar increase was primarily

                           IRON MOUNTAIN INCORPORATED

attributable to the required costs to support our revenue growth, while the increase as a percent of consolidated revenues was primarily attributable to:
(1) our expenditures for our marketing and information technology initiatives related to the development of complementary technology-based service offerings (an increase of 0.3%); (2) increased information technology costs primarily as a result of higher data communications costs resulting from network deployment and migration activities (an increase of 0.6%); (3) increased investment in sales force (an increase of 0.4%); and (4) an increase in the provision for doubtful accounts (an increase of 0.4%) offset by improved labor absorption (a decrease of 0.3%).

    Consolidated depreciation and amortization expense decreased $10.6 million, or 29.8%, to $25.1 million (8.0% of consolidated revenues) for the first three months of 2002 from $35.7 million (12.6% of consolidated revenues) for the first three months of 2001. Depreciation expense increased $4.1 million, primarily due to the additional depreciation expense related to the 2001 and 2002 acquisitions, and capital expenditures including storage systems, information systems and expansion of storage capacity in existing facilities. Amortization expense decreased $14.7 million, primarily due to eliminating amortization expense related to the goodwill in accordance with SFAS 142 (See Note 4, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements).

    Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.3 million (0.1% of consolidated revenues) for the first three months of 2002 compared to $0.8 million (0.3% of consolidated revenues) for the same period of 2001.

    As a result of the foregoing factors, consolidated operating income increased $20.1 million, or 53.9%, to $57.4 million (18.3% of consolidated revenues) for the first three months of 2002 from $37.3 million (13.1% of consolidated revenues) for the first three months of 2001.

    Consolidated interest expense decreased $1.1 million, or 3.3%, to
$32.9 million for the first three months of 2002 from $34.0 million for the first three months of 2001. The decrease was primarily attributable to a decline in the weighted average interest rate on our variable rate debt resulting in reduced interest expense of $2.6 million. This decrease was partially offset by:
(1) increased interest expense of $1.0 million resulting from issuance of
$435.0 million of our 8 5/8% notes, which were issued in April and
September 2001 and were used to extinguish $295.0 million of our 11 1/8% and
10 1/8% senior subordinated notes; and (2) increased deferred financing amortization expense of $0.7 million associated with the issuance of our 8 5/8% notes.

    Consolidated other expense was $0.3 million for the first three months of 2002 compared to $9.2 million for the first three months of 2001. The change was primarily attributable to a non-cash foreign currency loss of $9.2 million recorded in the first three months of 2001, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar from the previous year end, as it relates to Canada Corporation's 8 1/8% notes, and the intercompany balances with our Canadian and European subsidiaries.

    As a result of the foregoing factors, consolidated income (loss) before provision for income taxes and minority interests increased $30.1 million to income of $24.2 million (7.7% of consolidated revenues) for the first three months of 2002 from a loss of $5.9 million (2.1% of consolidated revenues) for the first three months of 2001. The provision for income taxes was $10.0 million for the first three months of 2002 compared to a benefit of $8.8 million for the first three months of 2001.

    Minority interest in earnings (losses) of subsidiaries increased
$1.2 million to $1.0 million (0.3% of consolidated revenue) for the first three months of 2002 from a loss of $0.3 million (0.1% of

                           IRON MOUNTAIN INCORPORATED

consolidated revenues) for the first three months of 2001. This represents our minority partners' share of earnings in our majority owned international subsidiaries that are consolidated in operating results. The increase is a result of the elimination of goodwill amortization expense in accordance with SFAS 142 and increased profitability in our emerging businesses in Europe and South America in 2002.

    Consolidated income before extraordinary item increased $10.1 million to $13.3 million (4.2% of consolidated revenues) for the first three months of 2002 from $3.2 million (1.1% of consolidated revenue) for the first three months of 2001. In the first quarter of 2002, we recorded an extraordinary charge of $0.8 million (net of tax benefit of $0.4 million) related to the early retirement of debt in conjunction with the refinancing of our credit facility. The charges primarily represented the write-off of unamortized deferred financing costs associated with the extinguished debt. There was no such charge in the same period of 2001.

    As noted in Note 9, Segment Information, of Notes to Consolidated Financial Statements, Adjusted EBITDA, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest, is used as our internal measurement of financial performance of our operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes.

    As a result of the foregoing factors, consolidated Adjusted EBITDA increased $8.9 million, or 12.1%, to $82.7 million (26.4% of consolidated revenues) for the first three months of 2002 from $73.8 million (26.0% of consolidated revenues) for the first three months of 2001. Excluding the $1.8 million of expenses for the first quarter of 2002 (0.6% of consolidated revenues) and $0.9 million of expenses for the first quarter of 2001 (0.3% of consolidated revenues) related to the development of our new technology-related service offerings, our Adjusted EBITDA margin was 27.0% and 26.3% for the first quarter of 2002 and 2001, respectively.

    Adjusted EBITDA as a percent of segment revenue for our business records management segment increased from 26.5% to 26.7%, primarily due to an increase in gross margin as a result of labor and transportation efficiencies as a result of the increasing scale of our business, efficiencies gained through the integration of Pierce Leahy and lower cost of sales associated with facility management, including utilities. This increase was partially offset by: (1) an increase in cost of sales from higher insurance premiums for property, casualty and healthcare insurance; and (2) increased overhead expenses from information technology spending including higher data communications costs resulting from network deployment and migration activities.

    Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 24.1% to 27.1% primarily due to an increase in gross margin as a result of improved labor, transportation and real estate management. This increase was partially offset by: (1) higher insurance premiums for property, casualty and healthcare insurance; and (2) an increase in the provision for doubtful accounts.

    The Adjusted EBITDA margin for our international segment increased from 23.5% to 25.2% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; and (2) improved margins from our European operations. This increase was partially offset by higher insurance premiums for property, casualty and healthcare insurance and reduced margins in our South American operations due to the deteriorating economic conditions in Argentina.

                           IRON MOUNTAIN INCORPORATED

LIQUIDITY AND CAPITAL RESOURCES

    On March 15, 2002, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if our 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. The margin applicable to the term loan under the Amended and Restated Credit Agreement is lower than the margin applicable to term loans under our prior credit agreement and will result in reduced interest expense on our borrowings as compared to the previous credit agreement. Restrictive covenants under this agreement are similar to those under our prior credit facility. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement.

    In addition, as of March 31, 2002, our synthetic leasing program had a total capacity of $204.3 of which $165.0 million had been utilized for property acquisitions and $39.3 million is currently available for future property acquisitions.

    We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities; (2) acquisitions; and (3) customer acquisition costs. Cash paid for these investments during the first three months of 2002 amounted to $57.6 million, $7.8 million and $1.6 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. Included in capital expenditures is $3.8 million related to our technology-based service offerings.

    Net cash provided by operations was $51.3 million for the first three months of 2002 compared to $23.9 million for the same period in 2001. The increase resulted primarily from an increase in operating income, accounts payable, accrued expenses, deferred income taxes, and a decrease in prepaid expenses, which was partially offset by an increase in accounts receivable.

    Net cash provided by financing activities was $5.3 million for the first three months of 2002, consisting primarily of the proceeds from borrowings under our credit facility of $134.2 million, which was partially offset by repayment of debt of $126.3 million.

RECENT PRONOUNCEMENT

    Effective January 1, 2002, the Company adopted the provisions of SFAS
No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. The adoption of SFAS No. 142 has the impact of reducing our amortization of goodwill and intangibles from $16,068 for the first quarter of 2001 to $1,339 for the same period of 2002.

    Based on the Company's initial impairment evaluation, a reporting unit in the Company's international operating segment did not pass the initial SFAS 142 valuation test. The Company is currently performing the second level of testing as required by SFAS 142 to determine the amount of the adjustment to reduce the carrying value of that reporting unit's goodwill to its implied fair value.

                           IRON MOUNTAIN INCORPORATED

The total carrying value of goodwill subject to the second level of testing does not exceed $6,927 after adjusting for minority interests. The affected operating unit failed the initial SFAS 142 valuation test due to a reduction in the expected future performance of that unit resulting from a deterioration of the local economic environment. Under SFAS 142, the impairment adjustment recognized upon adoption of the new rules will be reflected as a cumulative effect of accounting change in the Company's financial results as of January 1, 2002 and reported in the Company's financial results for the period ending June 30, 2002. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

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

    After consideration of the swap contracts mentioned above, as of March 31, 2002, we had $189.4 million of variable rate debt outstanding with a weighted average variable interest rate of 5.35%, and $1,313.8 million of fixed rate debt outstanding. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the quarter ended March 31, 2002 of $0.3 million. See Note 6 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2002.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  10.1                  Amendment No. 1 and Consent to Lease Agreement, dated March
                        15, 2002, between Iron Mountain Statutory Trust--1998 and
                        IMRM.

  10.2                  Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain
                        Statutory Trust--1998, and consented to by the lenders
                        listed therein and the Bank of Nova Scotia, as Agent Bank
                        for such lenders.

  10.3                  Amendment No. 1 and Consent to Lease Agreement, dated March
                        15, 2002, between Iron Mountain Statutory Trust--1999 and
                        Iron Mountain Information Management, Inc.

  10.4                  Amendment No. 4 to Unconditional Guaranty, dated as of March
                        20, 2001 between the Company and Iron Mountain Statutory
                        Trust--1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for
                        such lenders.

  10.5                  Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain
                        Statutory Trust--1999, and consented to by the lenders
                        listed therein and Wachovia Capital Investments, Inc., as
                        Agent Bank for such lenders.

  10.6                  Amendment to Master Lease and Security Agreement and
                        Unconditional Guaranty, dated March 15, 2002, between Iron
                        Mountain Statutory Trust--2001, Iron Mountain Information
                        Management, Inc. and the Company.

(b) REPORTS ON FORM 8-K

       None.

                           IRON MOUNTAIN INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IRON MOUNTAIN INCORPORATED

May 15, 2002                                           By:               /s/ JEAN A. BUA
-------------------------------------------                 -----------------------------------------
(date)                                                                     Jean A. Bua
                                                             VICE PRESIDENT AND CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)