Form 10-Q/A
period 2002-03-31
IRON MOUNTAIN INC/PA
filed 2002-08-14
CIK 1020569

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                  FORM 10-Q/A

                                AMENDMENT NO. 1

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

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Number of shares of the registrant's Common Stock outstanding as of August 2, 2002: 84,747,435

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                EXPLANATORY NOTE

    This Amendment No. 1 on Form 10-Q/A is being filed primarily for the purpose of amending Items 1 and 2 of the Company's Form 10-Q for the quarter ended
March 31, 2002 as filed with the Securities and Exchange Commission on May 15, 2002. The changes reflect the Company's initial adoption of Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets" as of January 1, 2002. The adoption of SFAS No. 142 resulted in a goodwill impairment charge of approximately $6.4 million (net of minority interest) and has been recorded as a cumulative effect of change in accounting principle as required by SFAS No. 142.

                           IRON MOUNTAIN INCORPORATED

                                     INDEX

                                                                                       PAGE
                                                                                     --------
PART I -- FINANCIAL INFORMATION

Item 1            --   Unaudited Consolidated Financial Statements (Revised, see
                         Explanatory Note above and Note 4 of Notes to Consolidated
                         Financial Statements)

                       Consolidated Balance Sheets at March 31, 2002 and December
                         31, 2001 (Unaudited)......................................       3

                       Consolidated Statements of Operations for the Three Months
                         Ended
                         March 31, 2002 and 2001 (Unaudited).......................       4

                       Consolidated Statements of Cash Flows for the Three Months
                         Ended
                         March 31, 2002 and 2001 (Unaudited).......................       5

                       Notes to Consolidated Financial Statements (Unaudited)......    6-21

Item 2            --   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................   22-26

Item 3            --   Quantitative and Qualitative Disclosures About Market
                         Risk......................................................      26

PART II -- OTHER INFORMATION

Item 1            --   Legal Proceedings...........................................      27

Item 6            --   Exhibits and Reports on Form 8-K............................      27

                       Signature...................................................      28

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   11,419    $   21,359
  Accounts receivable (less allowances of $17,873 and
    $17,086, respectively)..................................     228,399       219,050
  Deferred income taxes.....................................      31,668        31,140
  Prepaid expenses and other................................      40,502        37,768
                                                              ----------    ----------
    Total Current Assets....................................     311,988       309,317
Property, Plant and Equipment:
  Property, plant and equipment.............................   1,245,258     1,190,537
  Less--accumulated depreciation............................    (261,749)     (238,306)
                                                              ----------    ----------
    Net Property, Plant and Equipment.......................     983,509       952,231
Other Assets, net:
  Goodwill..................................................   1,506,773     1,529,547
  Customer relationships and acquisition costs..............      39,756        32,884
  Deferred financing costs..................................      19,666        19,928
  Other.....................................................      15,053        15,999
                                                              ----------    ----------
    Total Other Assets, net.................................   1,581,248     1,598,358
                                                              ----------    ----------
    Total Assets............................................  $2,876,745    $2,859,906
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $   37,415    $   35,256
  Accounts payable..........................................      69,476        64,596
  Accrued expenses..........................................     159,695       153,105
  Deferred revenue..........................................      85,474        85,894
  Other current liabilities.................................      17,599        20,158
                                                              ----------    ----------
    Total Current Liabilities...............................     369,659       359,009
Long-term Debt, net of current portion......................   1,465,812     1,460,843
Other Long-term Liabilities.................................      20,309        23,705
Deferred Rent...............................................      18,370        17,884
Deferred Income Taxes.......................................      58,704        47,213
Commitments and Contingencies
Minority Interests..........................................      51,469        65,293
Shareholders' Equity:
  Preferred stock (par value $0.01; authorized 10,000,000
    shares; none issued and outstanding)....................          --            --
  Common stock (par value $0.01; authorized 150,000,000
    shares; issued and outstanding 84,441,736 shares and
    84,294,315 shares, respectively)........................         844           843
  Additional paid-in capital................................   1,008,460     1,006,836
  Accumulated deficit.......................................     (97,573)     (103,695)
  Accumulated other comprehensive items.....................     (19,309)      (18,025)
                                                              ----------    ----------
    Total Shareholders' Equity..............................     892,422       885,959
                                                              ----------    ----------
    Total Liabilities and Shareholders' Equity..............  $2,876,745    $2,859,906
                                                              ==========    ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Storage...................................................  $183,436   $167,865
  Service and storage material sales........................   129,743    116,057
                                                              --------   --------
    Total Revenues..........................................   313,179    283,922
Operating Expenses:
  Cost of sales (excluding depreciation)....................   148,427    139,820
  Selling, general and administrative.......................    82,022     70,317
  Depreciation and amortization.............................    25,074     35,718
  Merger-related expenses...................................       300        801
                                                              --------   --------
    Total Operating Expenses................................   255,823    246,656
                                                              --------   --------

Operating Income............................................    57,356     37,266
Interest Expense, Net.......................................    32,880     33,987
Other Expense, Net..........................................      (262)    (9,187)
                                                              --------   --------
    Income (Loss) Before Provision (Benefit) for Income
      Taxes and Minority Interest...........................    24,214     (5,908)
Provision (Benefit) for Income Taxes........................     9,962     (8,837)
Minority Interest in Earnings (Losses) of Subsidiaries......       957       (270)
                                                              --------   --------
    Income before Extraordinary Item and Cumulative Effect
      of Change in Accounting Principle.....................    13,295      3,199
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $445)...................................      (777)        --
Cumulative Effect of Change in Accounting Principle (net of
  minority interest)........................................    (6,396)        --
                                                              --------   --------
    Net Income..............................................  $  6,122   $  3,199
                                                              ========   ========
Net Income per Share--Basic:
  Income before Extraordinary Item and Cumulative Effect of
    Change in Accounting Principle..........................  $   0.16   $   0.04
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)        --
  Cumulative Effect of Change in Accounting Principle.......     (0.08)        --
                                                              --------   --------
    Net Income per Share--Basic.............................  $   0.07   $   0.04
                                                              ========   ========
Net Income per Share--Diluted:
  Income before Extraordinary Item and Cumulative Effect of
    Change in Accounting Principle..........................  $   0.15   $   0.04
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)        --
  Cumulative Effect of Change in Accounting Principle.......     (0.07)        --
                                                              --------   --------
    Net Income per Share--Diluted...........................  $   0.07   $   0.04
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic...........    84,372     83,141
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    86,002     84,890
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $  6,122   $  3,199
Adjustments to reconcile net income to income before
  extraordinary item and cumulative effect of change in
  accounting principle:
  Extraordinary charge from early extinguishment of debt
    (net of tax benefit of $445)............................       777         --
  Cumulative effect of change in accounting principle (net
    of minority interest)...................................     6,396         --
                                                              --------   --------
Income before extraordinary item and cumulative effect of
  change in accounting principle............................    13,295      3,199
Adjustments to reconcile income before extraordinary item
  and cumulative effect of change in accounting principle to cash provided by operating activities:
  Minority interests........................................       957       (270)
  Depreciation and amortization.............................    25,074     35,718
  Amortization of deferred financing costs and bond
    discount................................................     1,224        495
  Provision for doubtful accounts...........................     3,838      2,381
  Foreign currency loss and other, net......................        66      9,693
Changes in Assets and Liabilities (exclusive of
  acquisitions):
  Accounts receivable.......................................   (14,133)    (9,558)
  Prepaid expenses and other current assets.................     1,268     (7,375)
  Deferred income taxes.....................................    10,300     (6,428)
  Accounts payable..........................................     5,170     (4,630)
  Accrued expenses and other current liabilities............     3,792      2,183
  Deferred revenue..........................................      (269)      (739)
  Deferred rent.............................................       488        391
  Other assets and long-term liabilities....................       199     (1,161)
                                                              --------   --------
    Cash Flows Provided by Operating Activities.............    51,269     23,899
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (57,643)   (48,198)
  Cash paid for acquisitions, net of cash acquired..........    (7,756)   (34,773)
  Additions to customer acquisition costs...................    (1,622)    (2,307)
  Proceeds from sales of property and equipment.............       227         29
                                                              --------   --------
    Cash Flows Used in Investing Activities.................   (66,794)   (85,249)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of term loans...............................   (98,750)      (250)
  Repayment of debt.........................................   (27,547)   (35,484)
  Proceeds from borrowings..................................   134,323     82,355
  Debt repayment to minority shareholders...................    (2,147)    (6,560)
  Equity contributions from (distributions to) minority
    shareholders............................................       (18)    24,529
  Proceeds from exercise of stock options...................     1,388      2,539
  Financing and stock issuance costs........................    (1,955)      (235)
                                                              --------   --------
    Cash Flows Provided by Financing Activities.............     5,294     66,894
Effect of exchange rates on cash and cash equivalents.......       291     (1,841)
                                                              --------   --------
Increase (Decrease) in Cash and Cash Equivalents............    (9,940)     3,703
Cash and Cash Equivalents, Beginning of Period..............    21,359      6,200
                                                              --------   --------
Cash and Cash Equivalents, End of Period....................  $ 11,419   $  9,903
                                                              ========   ========
Supplemental Information:
Cash Paid for Interest......................................  $ 19,684   $ 16,551
                                                              ========   ========
Cash Paid for Income Taxes..................................  $    800   $  1,144
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

    The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by the Company's predecessor independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to those rules and regulations, but the Company believes that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

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

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Comprehensive Income (Loss):
  Net Income..............................................  $ 6,122    $ 3,199
  Other Comprehensive Loss:
    Foreign Currency Translation Adjustments..............   (2,329)      (788)
    Transition Adjustment Charge..........................       --       (214)
    Unrealized Gain (Loss) on Hedging Contracts...........    1,045     (4,040)
                                                            -------    -------
  Comprehensive Income (Loss).............................  $ 4,838    $(1,843)
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

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(3)  DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED)
    Periodically, the Company acquires derivative instruments that are intended to hedge either cash flows or values which are subject to exchange or other market price risk, and not for trading purposes. The Company has formally documented its hedging relationships, including identification of the hedging instruments and the hedge items, as well as its risk management objectives and strategies for undertaking each hedge transaction.

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

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS

    The Company is revising its previously filed financial statements as of and for the quarter ended March 31, 2002 to reflect the initial application of SFAS No. 142, "Goodwill and Other Intangible Assets". As required by that standard, the Company performed an initial transition assessment of the recoverability of all of its recorded goodwill at January 1, 2002 in the amount of $1,529,547, which was completed during the quarter ended June 30, 2002. The results of that transitional assessment indicated that impairment existed in the goodwill recorded on the books of the Company's South American reporting unit. In accordance with the requirements of SFAS No. 142, the Company is revising its financial statements as of and for the quarter ended March 31, 2002 to reflect the charge associated with this impairment as a cumulative effect of a change in accounting principle.

    The effect of these changes is as follows, as of and for the quarter ended March 31, 2002:

                                                      AS PREVIOUSLY
                                                        REPORTED      AS REVISED
                                                      -------------   ----------
Balance Sheet:
  Goodwill..........................................   $1,521,576     $1,506,773
  Total Assets......................................    2,891,548      2,876,745
  Minority Interests................................       62,062         51,469
  Total Shareholders' Equity........................      896,632        892,422
Statement of Operations:
  Cumulative Effect of Change in Accounting
    Principle.......................................   $       --     $   (6,396)
  Net Income........................................       12,518          6,122

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The following disclosure has also been revised to reflect implementation of SFAS No. 142 and completion of its transitional requirements.

    Effective July 1, 2001 and January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS
No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2001, goodwill amortization expense would have been reduced by $14,376 for the first quarter of 2001.

    The result of testing the Company's goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487), which is reported in the caption "cumulative effect of change in accounting principle" in the accompanying Consolidated Statement of Operations. The charge relates to the Company's South American reporting unit within the Company's international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in the Company's South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules is reflected as a cumulative effect of change in accounting principle in the Company's financial results as of January 1, 2002. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

    The Company has a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by another unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance the Company's local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed the Company's portion of the non-cash goodwill impairment charge ($6,396).

    The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended March 31, 2002 are as follows:

                                         BUSINESS     OFF-SITE
                                         RECORDS        DATA                      CORPORATE      TOTAL
                                        MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER    CONSOLIDATED
                                        ----------   ----------   -------------   ---------   ------------
Balance as of December 31, 2001.......   $985,038     $236,850      $265,760       $41,899     $1,529,547
Goodwill acquired during the period...         --           --            --         4,769          4,769
Adjustments to goodwill...............     (4,206)          35        (8,396)          (93)       (12,660)
Impairment losses.....................         --           --       (14,883)           --        (14,883)
                                         --------     --------      --------       -------     ----------
Balance as of March 31, 2002..........   $980,832     $236,885      $242,481       $46,575     $1,506,773
                                         ========     ========      ========       =======     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    In connection with adopting SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined the useful lives of customer relationships and acquisition costs to be between 5 and 30 years. The components of the Company's amortizable intangible assets at March 31, 2002 are as follows:

                                                     GROSS CARRYING   ACCUMULATED
                                                         AMOUNT       AMORTIZATION
                                                     --------------   ------------
Customer Relationships and Acquisition Costs.......     $49,030         $ 9,274
Non-Compete Agreements.............................      20,002          13,831
Deferred Financing Costs...........................      24,450           4,784
                                                        -------         -------
Total..............................................     $93,482         $27,889
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

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4)  GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    Actual results of operations for the three-month period ended March 31, 2002 and pro forma results of operations for the three-month period ended March 31, 2001 had the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001 are as follows:

                                                            THREE MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2002       2001
                                                            --------   --------
Net Income (Loss) before Provision for Income Taxes and
  Minority Interest.......................................  $24,214    $(5,908)
Add: Goodwill Amortization................................       --     14,376
Provision for Income Taxes................................    9,962      4,624
Minority Interest in Earnings of Subsidiaries.............      957        415
                                                            -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle................   13,295      3,429
Extraordinary Charge from Early Extinguishment of Debt....     (777)        --
Cumulative Effect of Change in Accounting Principle.......   (6,396)        --
                                                            -------    -------
Net Income................................................  $ 6,122    $ 3,429
                                                            =======    =======
Net Income per Share--Basic
Net Income before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle, as Reported..........  $  0.16    $  0.04
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest......................       --         --
                                                            -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle................     0.16       0.04
Extraordinary Charge from Early Extinguishment of Debt....    (0.01)        --
Cumulative Effect of Change in Accounting Principle.......    (0.08)        --
                                                            -------    -------
Net Income per Share--Basic...............................  $  0.07    $  0.04
                                                            =======    =======
Net Income per Share--Diluted
Net Income before Extraordinary Item and Cumulative Effect
  of Change in Accounting Principle, as Reported..........  $  0.15    $  0.04
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest......................       --         --
                                                            -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle................     0.15       0.04
Extraordinary Charge from Early Extinguishment of Debt....    (0.01)        --
Cumulative Effect of Change in Accounting Principle.......    (0.07)        --
                                                            -------    -------
Net Income per Share--Diluted.............................  $  0.07    $  0.04
                                                            =======    =======

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(5)  ACQUISITIONS

    During the three months ended March 31, 2002, the Company purchased substantially all of the assets, and assumed certain liabilities, of two businesses.

    Each of the 2002 acquisitions and all 16 of the records management businesses acquired during 2001 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from their respective acquisition dates. In connection with certain 2001 acquisitions, related real estate was also purchased. For the 2002 acquisitions, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $4,769 which has been assigned to goodwill and, consistent with SFAS 142, has not been amortized.

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
                                                         =======       =======

    At March 31, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $9,705, severance costs for approximately 29 people of $937 and other exit costs of $4,439. These accruals are expected to be used prior to March 31, 2003 except for lease losses of $5,956 and severance contracts of $517, both of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(6)  LONG-TERM DEBT

    Long-term debt consists of the following:

                                                               MARCH 31, 2002         DECEMBER 31, 2001
                                                            ---------------------   ---------------------
                                                             CARRYING      FAIR      CARRYING      FAIR
                                                              AMOUNT      VALUE       AMOUNT      VALUE
                                                            ----------   --------   ----------   --------
Revolving Credit Facility.................................  $  107,751   $107,751   $       --   $     --
Tranche A Term Loan.......................................          --         --      150,000    150,000
Tranche B Term Loan.......................................          --         --      198,750    198,750
Term Loan.................................................     250,000    250,000           --         --
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8%
  notes").................................................     115,328    125,100      115,106    126,000
8 1/8% Senior Notes due 2008 (the "Subsidiary notes").....     123,235    135,675      122,758    136,350
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4%
  notes").................................................     249,697    260,313      249,687    257,500
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4%
  notes").................................................     149,591    153,750      149,580    151,875
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8%
  notes").................................................     437,991    456,750      438,059    448,050
Real estate mortgage......................................      18,937     18,937       19,337     19,337
Seller Notes..............................................      11,540     11,540       12,383     12,383
Other.....................................................      39,157     39,157       40,439     40,439
                                                            ----------              ----------
Total Debt................................................   1,503,227               1,496,099
Less Current Portion......................................     (37,415)                (35,256)
                                                            ----------              ----------
Long-term Debt, Net of Current Portion....................  $1,465,812              $1,460,843
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

    On March 15, 2002, the Company entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced the Company's prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if the 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on the Company's choice of base rates and currency options, plus an applicable margin. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of March 31, 2002, the Company had $107,751 of borrowings under the Company's revolving credit facility, including balances denominated in Canadian dollars of 78,910 and British pounds sterling of 7,900. The Company also had various outstanding letters of credit totaling $27,667. The remaining availability under the revolving credit facility was $264,582 as of March 31, 2002.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7)  SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS

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

                                                                         MARCH 31, 2002
                                         ------------------------------------------------------------------------------
                                                                     CANADA       NON-
                                           PARENT      GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents............  $        --   $    5,509   $     --    $  6,667    $      (757)    $   11,419
  Accounts Receivable..................           --      190,684     14,467      23,248             --        228,399
  Intercompany Receivable..............      710,385           --         --      10,743       (721,128)            --
  Other Current Assets.................           --       62,346      1,492       8,332             --         72,170
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Current Assets...............      710,385      258,539     15,959      48,990       (721,885)       311,988
Property, Plant and Equipment, Net.....           --      797,144     74,948     111,417             --        983,509
Other Assets:
  Long-term Intercompany Receivable....       53,260           --         --          --        (53,260)            --
  Long-term Notes Receivable from
    Affiliates.........................    1,094,773           --         --          --     (1,094,773)            --
  Investment in Subsidiaries...........      365,054       74,627         --          --       (439,681)            --
  Goodwill, net........................           --    1,261,494    115,369     119,633         10,277      1,506,773
  Other................................       30,506       46,944     10,696       1,077        (14,748)        74,475
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Other Assets.................    1,543,593    1,383,065    126,065     120,710     (1,592,185)     1,581,248
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Assets.......................  $ 2,253,978   $2,438,748   $216,972    $281,117    $(2,314,070)    $2,876,745
                                         ===========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Intercompany Payable.................  $        --   $  568,778   $ 93,329    $ 59,021    $  (721,128)    $       --
  Other Current Liabilities............       48,224      232,128     16,693      73,371           (757)       369,659
  Long-term Debt, net of current
    portion............................    1,313,332        1,662    125,411      25,407             --      1,465,812
  Long-term Intercompany Payable.......           --       53,260         --          --        (53,260)            --
  Long-term Notes Payable to
    Affiliates.........................           --    1,094,773         --          --     (1,094,773)            --
  Other Long-term Liabilities..........           --      106,460        908       4,763        (14,748)        97,383
  Commitments and Contingencies
  Minority Interests...................           --           --         --      (9,036)        60,505         51,469
  Shareholders' Equity.................      892,422      381,687    (19,369)    127,591       (489,909)       892,422
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and Shareholders'
      Equity...........................  $ 2,253,978   $2,438,748   $216,972    $281,117    $(2,314,070)    $2,876,745
                                         ===========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                DECEMBER 31, 2001
                                  -----------------------------------------------------------------------------
                                                             CANADA       NON-
                                    PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                  ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents.....  $       --   $   11,395   $  1,696    $  8,268    $        --     $   21,359
  Accounts Receivable...........          --      181,640     14,415      22,995             --        219,050
  Intercompany Receivable.......     685,601           --         --      24,404       (710,005)            --
  Other Current Assets..........          --       64,378        460       4,094            (24)        68,908
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets........     685,601      257,413     16,571      59,761       (710,029)       309,317
Property, Plant and Equipment,
  Net...........................          --      778,804     72,839     100,588             --        952,231
Other Assets:
  Long-term Intercompany
    Receivable..................      45,193           --         --          --        (45,193)            --
  Long-term Notes Receivable
    from Affiliates.............   1,086,823           --         --          --     (1,086,823)            --
  Investment in Subsidiaries....     379,816       82,434         --          --       (462,250)            --
  Goodwill, Net.................          --    1,261,598    115,832     141,463         10,654      1,529,547
  Other.........................      31,419       40,660     11,754       1,085        (16,107)        68,811
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets..........   1,543,251    1,384,692    127,586     142,548     (1,599,719)     1,598,358
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Assets................  $2,228,852   $2,420,909   $216,996    $302,897    $(2,309,748)    $2,859,906
                                  ==========   ==========   ========    ========    ===========     ==========

LIABILITIES AND SHAREHOLDERS'
  EQUITY
  Intercompany Payble...........  $       --   $  560,699   $ 92,555    $ 56,751    $  (710,005)    $       --
  Other Current Liabilities.....      34,526      233,111     16,786      74,610            (24)       359,009
  Long-term Debt, Net of Current
    Portion.....................   1,308,367        1,289    125,075      26,112             --      1,460,843
  Long-term Intercompany
    Payable.....................          --       45,193         --          --        (45,193)            --
  Long-term Notes Payable to
    Affiliates..................          --    1,086,823         --          --     (1,086,823)            --
  Other Long-term Liabilities...          --       98,481        887       5,541        (16,107)        88,802
  Commitments and Contingencies
  Minority Interests............          --           --         --      (1,352)        66,645         65,293
  Shareholders' Equity..........     885,959      395,313    (18,307)    141,235       (518,241)       885,959
                                  ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and
      Shareholders' Equity......  $2,228,852   $2,420,909   $216,996    $302,897    $(2,309,748)    $2,859,906
                                  ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage............................  $     --    $160,077    $ 8,519     $14,840       $     --       $183,436
  Service and Storage Material
    Sales............................        --     109,147      9,993      10,603             --        129,743
                                       --------    --------    -------     -------       --------       --------
    Total Revenues...................        --     269,224     18,512      25,443             --        313,179
Operating Expenses:
  Cost of Sales (excluding
    depreciation)....................        --     125,862      9,356      13,209             --        148,427
  Selling, General and
    Administrative...................        12      72,090      2,904       7,016             --         82,022
  Depreciation and Amortization......        --      22,068      1,438       1,568             --         25,074
  Merger-related Expenses............        --         300         --          --             --            300
                                       --------    --------    -------     -------       --------       --------
    Total Operating Expenses.........        12     220,320     13,698      21,793             --        255,823
                                       --------    --------    -------     -------       --------       --------
Operating Income (Loss)..............       (12)     48,904      4,814       3,650             --         57,356
Interest Expense, Net................     2,965      24,908      3,297       1,710             --         32,880
Equity in the (Earnings) Losses of
  Subsidiaries.......................    (9,391)      5,630         --          --          3,761             --
Other Income (Expense), Net..........       485        (717)      (481)        451             --           (262)
                                       --------    --------    -------     -------       --------       --------
  Income Before Provision for Income
    Taxes and Minority Interest......     6,899      17,649      1,036       2,391         (3,761)        24,214
Provision for Income Taxes...........        --       8,605        691         666             --          9,962
Minority Interest in Earnings of
  Subsidiaries.......................        --          --         --         957             --            957
                                       --------    --------    -------     -------       --------       --------
  Income before Extraordinary Item...     6,899       9,044        345         768         (3,761)        13,295
Extraordinary Charge from Early
  Extinguishment of Debt (net of tax
  benefit of $445)...................      (777)         --         --          --             --           (777)
Cumulative Effect of Change in
  Accounting Principle (net of
  minority interest of $8,487).......        --          --         --      (6,396)            --         (6,396)
                                       --------    --------    -------     -------       --------       --------
    Net Income (Loss)................  $  6,122    $  9,044    $   345     $(5,628)      $ (3,761)      $  6,122
                                       ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

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
                                       ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2002
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows Provided by (Used in)
    Operating Activities.............  $ (9,179)   $ 57,744    $ 2,281     $  1,180      $   (757)      $ 51,269
Cash Flows from Investing Activities:
  Capital expenditures...............        --     (37,887)    (3,382)     (16,374)           --        (57,643)
  Cash paid for acquisitions, net of
    cash acquired....................        --      (7,819)        --           63            --         (7,756)
  Intercompany loans to
    subsidiaries.....................       451     (16,864)        --           --        16,413             --
  Investment in subsidiaries.........        (2)         (2)        --           --             4             --
  Additions to customer acquisition
    costs............................        --      (1,486)       (26)        (110)           --         (1,622)
  Proceeds from sales of property and
    equipment........................        --         224          3           --            --            227
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by (Used in)
      Investing Activities...........       449     (63,834)    (3,405)     (16,421)       16,417        (66,794)
Cash Flows from Financing Activities:
  Net repayment of term loans........   (98,750)         --         --           --            --        (98,750)
  Repayment of debt..................   (26,188)       (119)      (127)      (1,113)           --        (27,547)
  Proceeds from borrowings...........   134,235          --         --           88            --        134,323
  Debt repayment to and equity
    distributions to minority
    shareholders.....................        --          --         --       (2,165)           --         (2,165)
  Intercompany loans from parent.....        --         321       (772)      16,864       (16,413)            --
  Equity contribution from parent....        --           2         --            2            (4)            --
  Proceeds from exercise of stock
    options..........................     1,388          --         --           --            --          1,388
  Financing and stock issuance
    costs............................    (1,955)         --         --           --            --         (1,955)
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by (Used in)
      Financing Activities...........     8,730         204       (899)      13,676       (16,417)         5,294
Effect of exchange rates on cash and
  cash equivalents...................        --          --        327          (36)           --            291
                                       --------    --------    -------     --------      --------       --------
Decrease in cash and cash
  equivalents........................        --      (5,886)    (1,696)      (1,601)         (757)        (9,940)
Cash and cash equivalents, beginning
  of period..........................        --      11,395      1,696        8,268            --         21,359
                                       --------    --------    -------     --------      --------       --------
Cash and cash equivalents, end of
  period.............................  $     --    $  5,509    $    --     $  6,667      $   (757)      $ 11,419
                                       ========    ========    =======     ========      ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                            THREE MONTHS ENDED MARCH 31, 2001
                                       ---------------------------------------------------------------------------
                                                                CANADA       NON-
                                        PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                       --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows Provided by (Used in)
    Operating Activities.............  $(21,070)   $ 45,009    $ 1,642     $ (1,682)     $     --       $ 23,899
Cash Flows from Investing Activities:
  Capital expenditures...............        --     (42,528)    (1,592)      (4,078)           --        (48,198)
  Cash paid for acquisitions, net of
    cash acquired....................        --     (19,813)       206      (15,166)           --        (34,773)
  Intercompany loans to
    subsidiaries.....................   (20,204)      2,537         --           --        17,667             --
  Investment in subsidiaries.........    (6,523)     (6,523)        --           --        13,046             --
  Additions to customer acquisition
    costs............................        --      (2,051)       (75)        (181)           --         (2,307)
  Proceeds from sales of property and
    equipment........................        --           8          5           16            --             29
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Used in Investing
      Activities.....................   (26,727)    (68,370)    (1,456)     (19,409)       30,713        (85,249)
Cash Flows from Financing Activities:
  Net repayment of term loans........      (250)         --         --           --            --           (250)
  Repayment of debt..................      (633)    (34,043)       (60)        (748)           --        (35,484)
  Proceeds from borrowings...........    46,116      35,686         --          553            --         82,355
  Debt repayment to minority
    shareholders.....................        --          --         --       (6,560)           --         (6,560)
  Equity contributions from minority
    shareholders.....................        --          --         --       24,529            --         24,529
  Intercompany loans from parent.....        --      14,791      4,937       (2,061)      (17,667)            --
  Equity contribution from parent....        --       6,523         --        6,523       (13,046)            --
  Proceeds from exercise of stock
    options..........................     2,539          --         --           --            --          2,539
  Financing and stock issuance
    costs............................      (166)        (69)        --           --            --           (235)
                                       --------    --------    -------     --------      --------       --------
    Cash Flows Provided by Financing
      Activities.....................    47,606      22,888      4,877       22,236       (30,713)        66,894
Effect of exchange rates on cash and
  cash equivalents...................        --          --     (4,044)       2,203            --         (1,841)
                                       --------    --------    -------     --------      --------       --------
Increase (Decrease) in cash and cash
  equivalents........................      (191)       (473)     1,019        3,348            --          3,703
Cash and cash equivalents, beginning
  of period..........................       191       3,336        302        2,371            --          6,200
                                       --------    --------    -------     --------      --------       --------
Cash and cash equivalents, end of
  period.............................  $     --    $  2,863    $ 1,321     $  5,719      $     --       $  9,903
                                       ========    ========    =======     ========      ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8)  EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings per Share," basic net income
(loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, entirely attributable to stock options, included in the calculation of diluted net income per share totaled 1,630,357 shares for the three months ended
March 31, 2002.

(9)  SEGMENT INFORMATION

    An analysis of the Company's business segment information and reconciliation to the consolidated financial statements is as follows:

                                      BUSINESS     OFF-SITE
                                      RECORDS        DATA                      CORPORATE         TOTAL
                                     MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER       CONSOLIDATED
                                     ----------   ----------   -------------   ---------      ------------
THREE MONTHS ENDED MARCH 31, 2002
Revenue............................  $ 202,544     $ 52,180      $ 43,488      $  14,967       $  313,179
Adjusted EBITDA....................     54,169       14,128        10,965          3,468           82,730
Total Assets.......................  2,114,032      349,617       517,090       (103,994)(1)    2,876,745

THREE MONTHS ENDED MARCH 31, 2001
Revenue............................    189,299       44,916        36,879         12,828          283,922
Adjusted EBITDA....................     50,146       10,811         8,679          4,149           73,785

------------------------

(1) Total corporate & other assets include the intersegment elimination amount of $1,618,775.

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

    The Company has several hybrid business units, each generating revenues and incurring expenses from a combination of different product lines such as business records management, off-site data protection and confidential destruction. To the extent that certain operations are reclassified between segments, the related revenues and expenses are reported under the new segment. To the extent practicable, the prior period amounts shown above have been adjusted to reflect these changes.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(9)  SEGMENT INFORMATION (CONTINUED)
    A reconciliation from EBITDA to Adjusted EBITDA and income (loss) before provision (benefit) for income taxes and minority interest is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
EBITDA......................................................  $ 81,211   $ 64,067
  Other Expense, Net........................................       262      9,187
  Merger-related Expenses...................................       300        801
  Minority Interests in Earnings (Losses) of Subsidiaries...       957       (270)
                                                              --------   --------
ADJUSTED EBITDA.............................................    82,730     73,785
  Depreciation and Amortization.............................   (25,074)   (35,718)
  Merger-related Expenses...................................      (300)      (801)
  Interest Expense, Net.....................................   (32,880)   (33,987)
  Other Expense, Net........................................      (262)    (9,187)
                                                              --------   --------
INCOME (LOSS) BEFORE PROVISION (BENEFIT) FOR INCOME TAXES
  AND MINORITY INTEREST.....................................  $ 24,214   $ (5,908)
                                                              ========   ========

    Information about the Company's operations in different geographical areas is as follows:

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
United States...............................................  $269,691   $247,043
International...............................................    43,488     36,879
                                                              --------   --------
    Total Revenues..........................................  $313,179   $283,922
                                                              ========   ========

                                                              MARCH 31,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
Long-lived Assets:
United States...............................................  $2,143,776    $2,118,828
International...............................................     420,981       431,761
                                                              ----------    ----------
  Total Long-lived Assets...................................  $2,564,757    $2,550,589
                                                              ==========    ==========

(10)  COMMITMENTS AND CONTINGENCIES

    On March 28, 2002, the Company and Iron Mountain Information
Management, Inc., one of the Company's wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned IRON MOUNTAIN INCORPORATED AND IRON MOUNTAIN INFORMATION
MANAGEMENT, INC., V. J. PETER PIERCE, DOUGLAS B. HUNTLEY, J. MICHAEL GOLD, FRED
A. MATHEWSON, JR., MICHAEL DIIANNI, J. ANTHONY HAYDEN, PIONEER CAPITAL, LLC, AND SEQUEDEX, LLC. In the complaint, the

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(10)  COMMITMENTS AND CONTINGENCIES (CONTINUED)
Company alleges that defendant J. Peter Pierce, a member of the Company's Board of Directors and the former President of Iron Mountain Information
Management, Inc. until his termination without cause effective June 30, 2000, has violated and is continuing to violate his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with the Company, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex, LLC. Sequedex was established in October 2000, and competes directly with the Company in the records and information management services industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with the Company in February 2000, have misappropriated and used the Company's trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with Iron Mountain Information Management, Inc., dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, the Company also initiated an arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania office of the American Arbitration Association on account of an arbitration clause in the employment agreement between the Company and Mr. Pierce. The Company intends to prosecute the litigation vigorously.

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

    Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective
January 1, 2001, goodwill amortization expense would have been reduced by $14.4 million for the first quarter of 2001.

    The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6.4 million (net of minority interest of $8.5 million), which is reported in the caption "cumulative effect of change in accounting principle" in our Consolidated Statement of Operations. The charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. Under SFAS No. 142, the impairment adjustment recognized upon adoption of the new rules is reflected as a cumulative effect of change in accounting principle in our financial results as of January 1, 2002. Impairment adjustments recognized after adoption, if any, are generally required to be recognized as operating expenses.

    We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by another unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge
($8.5 million) to exceed our portion of the non-cash goodwill impairment charge ($6.4 million).

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

    Consolidated storage revenues increased $15.6 million, or 9.3%, to $183.4 million for the first three months of 2002 from $167.9 million for the first three months of 2001. The increase was primarily attributable to:
(1) internal revenue growth of 8.4% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency

                           IRON MOUNTAIN INCORPORATED

translation of $1.2 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Argentine peso, the Canadian dollar and the British pound sterling.

    Consolidated service and storage material sales revenues increased
$13.7 million, or 11.8%, to $129.7 million for the first three months of 2002 from $116.1 million for the first three months of 2001. The increase was primarily attributable to: (1) internal revenue growth of 9.3% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $0.6 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Argentine peso, the Canadian dollar and the British pound sterling.

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

    Consolidated interest expense, net decreased $1.1 million, or 3.3%, to $32.9 million for the first three months of 2002 from $34.0 million for the first three months of 2001. This decrease was primarily attributable to a decline in our overall weighted average interest rate as a result of a general decline in interest rates coupled with our refinancing efforts. Savings attributable to these rate reductions have been partially offset by interest expense attributable to increased long-term borrowings through our 2001 bond offerings.

    Consolidated other expense, net was $0.3 million for the first three months of 2002 compared to $9.2 million for the first three months of 2001. The change was primarily attributable to a non-cash foreign currency loss of $9.2 million recorded in the first three months of 2001, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar from the previous year end, as it relates to Canada Corporation's 8 1/8% notes, and the intercompany balances with our Canadian and European subsidiaries.

    As a result of the foregoing factors, consolidated income (loss) before provision (benefit) for income taxes and minority interests increased
$30.1 million to income of $24.2 million (7.7% of consolidated revenues) for the first three months of 2002 from a loss of $5.9 million (2.1% of consolidated revenues) for the first three months of 2001.

    The provision for income taxes was $10.0 million for the first three months of 2002 compared to a benefit of $8.8 million for the first three months of 2001. The effective tax rate for the first quarter of 2002 was 41.1%.

    Minority interest in earnings (losses) of subsidiaries increased
$1.2 million to income of $1.0 million (0.3% of consolidated revenues) for the first three months of 2002 from a loss of $0.3 million (0.1% of consolidated revenues) for the first three months of 2001. This represents our minority partners' share of earnings in our majority owned international subsidiaries that are consolidated in operating results. The increase is primarily a result of the elimination of goodwill amortization expense in accordance with SFAS No. 142 and increased profitability in our emerging businesses in Europe and South America in 2002.

    Consolidated income before extraordinary item and cumulative effect of change in accounting principle increased $10.1 million to $13.3 million (4.2% of consolidated revenues) for the first three months of 2002 from $3.2 million (1.1% of consolidated revenues) for the first three months of 2001.

    In the first quarter of 2002, we recorded an extraordinary charge of $0.8 million (net of tax benefit of $0.4 million) related to the early retirement of debt in conjunction with the refinancing of our credit facility. The charge consisted primarily of the write-off of unamortized deferred financing costs associated with the extinguished debt. There was no such charge in the same period of 2001.

    In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in the same period of 2001.

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

                           IRON MOUNTAIN INCORPORATED

contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes.

    As a result of the foregoing factors, consolidated Adjusted EBITDA increased $8.9 million, or 12.1%, to $82.7 million (26.4% of consolidated revenues) for the first three months of 2002 from $73.8 million (26.0% of consolidated revenues) for the first three months of 2001. Excluding the $1.8 million of development costs, net of recorded revenues, for the first quarter of 2002 and $0.9 million of development costs, net of recorded revenues, for the first quarter of 2001 related to our new technology-related service offerings, our Adjusted EBITDA margins were 27.0% and 26.3% for the first quarter of 2002 and 2001, respectively.

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

    The Adjusted EBITDA margin for our international segment increased from 23.5% to 25.2% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; and (2) improved margins from our European operations. This increase was partially offset by higher insurance premiums for property, casualty and healthcare insurance and reduced margins in our South American operations due to the deteriorating economic conditions and the devaluation of the currency in Argentina.

LIQUIDITY AND CAPITAL RESOURCES

    On March 15, 2002, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if our 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. The margin applicable to the term loan under the Amended and Restated Credit Agreement is lower than the margin applicable to term loans under our prior credit agreement and will result in reduced interest expense on our borrowings as compared to the previous credit agreement. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of March 31, 2002, we had $107.8 million of borrowings under our revolving credit facility, including balances denominated in Canadian dollars of 78.9 million and British pounds sterling of 7.9 million. We also had various

                           IRON MOUNTAIN INCORPORATED

outstanding letters of credit totaling $27.7 million. The remaining availability under the revolving credit facility was $264.5 million as of March 31, 2002.

    In addition, as of March 31, 2002, our synthetic leasing program had a total capacity of $204.3 of which $165.0 million had been utilized for property acquisitions and $39.3 million is currently available for future property acquisitions.

    We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in real estate, racking systems, information systems and expansion of storage capacity in existing facilities; (2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the first three months of 2002 amounted to $57.6 million, $7.8 million and $1.6 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. Included in capital expenditures is $3.8 million related to our technology-based service offerings.

    Net cash provided by operations was $51.3 million for the first three months of 2002 compared to $23.9 million for the same period in 2001. The increase resulted primarily from an increase in operating income, accounts payable, accrued expenses, deferred income taxes, and a decrease in prepaid expenses, which was partially offset by an increase in accounts receivable.

    Net cash provided by financing activities was $5.3 million for the first three months of 2002, consisting primarily of the proceeds from borrowings under our credit facilities of $134.3 million, which was partially offset by net repayment of term loans of $98.8 million and repayment of debt under our credit facilities and other debt of $27.5 million.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 28, 2002, Iron Mountain and Iron Mountain Information
Management, Inc., one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned IRON MOUNTAIN INCORPORATED AND IRON MOUNTAIN INFORMATION MANAGEMENT, INC., V. J. PETER PIERCE, DOUGLAS B. HUNTLEY, J. MICHAEL GOLD, FRED A. MATHEWSON, JR., MICHAEL DIIANNI, J. ANTHONY HAYDEN, PIONEER CAPITAL, LLC, AND SEQUEDEX, LLC. In the complaint, we allege that defendant J. Peter Pierce, a member of our Board of Directors and the former President of Iron Mountain Information
Management, Inc. until his termination without cause effective June 30, 2000, has violated and is continuing to violate his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with Iron Mountain, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex, LLC. Sequedex was established in October 2000, and competes directly with us in the records and information management services industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, have misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with Iron Mountain Information Management, Inc., dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, Iron Mountain also initiated an arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania office of the American Arbitration Association on account of an arbitration clause in the employment agreement between Iron Mountain and Mr. Pierce. We intend to prosecute the litigation vigorously.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
  *10.1                 Amendment No. 1 and Consent to Lease Agreement, dated March
                        15, 2002, between Iron Mountain Statutory Trust--1998 and
                        IMRM.
  *10.2                 Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain
                        Statutory Trust--1998, and consented to by the lenders
                        listed therein and the Bank of Nova Scotia, as Agent Bank
                        for such lenders.
  *10.3                 Amendment No. 1 and Consent to Lease Agreement, dated March
                        15, 2002, between Iron Mountain Statutory Trust--1999 and
                        Iron Mountain Information Management, Inc.
  *10.4                 Amendment No. 4 to Unconditional Guaranty, dated as of March
                        20, 2001 between the Company and Iron Mountain Statutory
                        Trust--1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for
                        such lenders.
  *10.5                 Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain
                        Statutory Trust--1999, and consented to by the lenders
                        listed therein and Wachovia Capital Investments, Inc., as
                        Agent Bank for such lenders.
  *10.6                 Amendment to Master Lease and Security Agreement and
                        Unconditional Guaranty, dated March 15, 2002, between Iron
                        Mountain Statutory Trust--2001, Iron Mountain Information
                        Management, Inc. and the Company.
  99.1                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  99.2                  Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------------

* Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002, as filed with the Commission on May 15, 2002.

(b) REPORTS ON FORM 8-K

       None.

                           IRON MOUNTAIN INCORPORATED

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-Q/A to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       IRON MOUNTAIN INCORPORATED

August 14, 2002                                        By:               /s/ JEAN A. BUA
-------------------------------------------                 -----------------------------------------
(date)                                                                     Jean A. Bua
                                                             VICE PRESIDENT AND CORPORATE CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)