Form 10-Q
period 2002-06-30
IRON MOUNTAIN INC/PA
filed 2002-08-14
CIK 1020569

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                       OR

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

                           IRON MOUNTAIN INCORPORATED

                                     INDEX

                                                                                       PAGE
                                                                                     --------
PART I -- FINANCIAL INFORMATION

Item 1            --   Unaudited Consolidated Financial Statements

                       Consolidated Balance Sheets at June 30, 2002 and
                         December 31, 2001 (Unaudited).............................       3

                       Consolidated Statements of Operations for the Three Months
                         Ended June 30, 2002 and 2001 (Unaudited)..................       4

                       Consolidated Statements of Operations for the Six Months
                         Ended June 30, 2002 and 2001 (Unaudited)..................       5

                       Consolidated Statements of Cash Flows for the Six Months
                         Ended June 30, 2002 and 2001 (Unaudited)..................       6

                       Notes to Consolidated Financial Statements (Unaudited)......    7-25

Item 2            --   Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.................................   26-38

Item 3            --   Quantitative and Qualitative Disclosures About Market
                         Risk......................................................   38-39

PART II -- OTHER INFORMATION

Item 1            --   Legal Proceedings...........................................      40

Item 4            --   Submission of Matters to a Vote of Security-Holders.........   40-41

Item 6            --   Exhibits and Reports on Form 8-K............................      41

                       Signature...................................................      42

PART I. FINANCIAL INFORMATION

ITEM 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                           IRON MOUNTAIN INCORPORATED

                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                               JUNE 30,    DECEMBER 31,
                                                                 2002          2001
                                                              ----------   ------------
ASSETS
Current Assets:
  Cash and cash equivalents.................................  $   26,055    $   21,359
  Accounts receivable (less allowances of $17,620 and
    $17,086, respectively)..................................     232,380       219,050
  Deferred income taxes.....................................      30,986        31,140
  Prepaid expenses and other................................      37,768        37,768
                                                              ----------    ----------
    Total Current Assets....................................     327,189       309,317
Property, Plant and Equipment:
  Property, plant and equipment.............................   1,294,566     1,190,537
  Less--accumulated depreciation............................    (285,622)     (238,306)
                                                              ----------    ----------
    Net Property, Plant and Equipment.......................   1,008,944       952,231
Other Assets, net:
  Goodwill..................................................   1,520,243     1,529,547
  Customer relationships and acquisition costs..............      41,099        32,884
  Deferred financing costs..................................      19,256        19,928
  Other.....................................................      14,603        15,999
                                                              ----------    ----------
    Total Other Assets, net.................................   1,595,201     1,598,358
                                                              ----------    ----------
    Total Assets............................................  $2,931,334    $2,859,906
                                                              ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Current portion of long-term debt.........................  $   38,753    $   35,256
  Accounts payable..........................................      57,864        64,596
  Accrued expenses..........................................     154,553       153,105
  Deferred revenue..........................................      91,842        85,894
  Other current liabilities.................................      15,405        20,158
                                                              ----------    ----------
    Total Current Liabilities...............................     358,417       359,009
Long-term Debt, net of current portion......................   1,487,201     1,460,843
Other Long-term Liabilities.................................      27,495        23,705
Deferred Rent...............................................      18,714        17,884
Deferred Income Taxes.......................................      69,110        47,213
Commitments and Contingencies
Minority Interests..........................................      55,209        65,293
Shareholders' Equity:
  Preferred stock (par value $0.01; authorized
    10,000,000 shares; none issued and outstanding).........          --            --
  Common stock (par value $0.01; authorized
    150,000,000 shares; issued and outstanding
    84,656,923 shares and 84,294,315 shares,
    respectively)...........................................         846           843
  Additional paid-in capital................................   1,013,263     1,006,836
  Accumulated deficit.......................................     (77,584)     (103,695)
  Accumulated other comprehensive items.....................     (21,337)      (18,025)
                                                              ----------    ----------
    Total Shareholders' Equity..............................     915,188       885,959
                                                              ----------    ----------
    Total Liabilities and Shareholders' Equity..............  $2,931,334    $2,859,906
                                                              ==========    ==========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Storage...................................................  $186,984   $171,891
  Service and storage material sales........................   136,503    121,443
                                                              --------   --------
    Total Revenues..........................................   323,487    293,334
Operating Expenses:
  Cost of sales (excluding depreciation)....................   151,174    139,030
  Selling, general and administrative.......................    85,136     78,686
  Depreciation and amortization.............................    26,466     37,788
  Merger-related expenses...................................       280        377
                                                              --------   --------
    Total Operating Expenses................................   263,056    255,881

Operating Income............................................    60,431     37,453
Interest Expense, Net.......................................    32,788     34,043
Other Income, Net...........................................     8,183      7,015
                                                              --------   --------
    Income Before Provision for Income Taxes and Minority
      Interest..............................................    35,826     10,425
Provision for Income Taxes..................................    14,739     16,091
Minority Interest in Earnings (Losses) of Subsidiaries......     1,098       (700)
                                                              --------   --------
    Income (Loss) before Extraordinary Item.................    19,989     (4,966)
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $3,300).................................        --     (4,780)
                                                              --------   --------
    Net Income (Loss).......................................  $ 19,989   $ (9,746)
                                                              ========   ========
Net Income (Loss) per Share--Basic:
  Income (Loss) before Extraordinary Item...................  $   0.24   $  (0.06)
  Extraordinary Charge from Early Extinguishment of Debt....        --      (0.06)
                                                              --------   --------
    Net Income (Loss) per Share--Basic......................  $   0.24   $  (0.12)
                                                              ========   ========
Net Income (Loss) per Share--Diluted:
  Income (Loss) before Extraordinary Item...................  $   0.23   $  (0.06)
  Extraordinary Charge from Early Extinguishment of Debt....        --      (0.06)
                                                              --------   --------
    Net Income (Loss) per Share--Diluted....................  $   0.23   $  (0.12)
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic...........    84,534     83,477
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    86,078     83,477
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2002       2001
                                                              --------   --------
Revenues:
  Storage...................................................  $370,420   $339,756
  Service and storage material sales........................   266,246    237,500
                                                              --------   --------
    Total Revenues..........................................   636,666    577,256
Operating Expenses:
  Cost of sales (excluding depreciation)....................   299,601    278,850
  Selling, general and administrative.......................   167,158    149,003
  Depreciation and amortization.............................    51,540     73,506
  Merger-related expenses...................................       580      1,178
                                                              --------   --------
    Total Operating Expenses................................   518,879    502,537
                                                              --------   --------

Operating Income............................................   117,787     74,719
Interest Expense, Net.......................................    65,668     68,030
Other Income (Expense), Net.................................     7,921     (2,172)
                                                              --------   --------
    Income Before Provision for Income Taxes and Minority
      Interest..............................................    60,040      4,517
Provision for Income Taxes..................................    24,701      7,254
Minority Interest in Earnings (Losses) of Subsidiaries......     2,055       (970)
                                                              --------   --------
    Income (Loss) before Extraordinary Item and Cumulative
      Effect of Change in Accounting Principle..............    33,284     (1,767)
Extraordinary Charge from Early Extinguishment of Debt (net
  of tax benefit of $445 and $3,300)........................      (777)    (4,780)
Cumulative Effect of Change in Accounting Principle (net of
  minority interest)........................................    (6,396)        --
                                                              --------   --------
    Net Income (Loss).......................................  $ 26,111   $ (6,547)
                                                              ========   ========
Net Income (Loss) per Share--Basic:
  Income (Loss) before Extraordinary Item and Cumulative
    Effect of Change in Accounting Principle................  $   0.39   $  (0.02)
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)     (0.06)
  Cumulative Effect of Change in Accounting Principle.......     (0.08)        --
                                                              --------   --------
    Net Income (Loss) per Share--Basic......................  $   0.31   $  (0.08)
                                                              ========   ========
Net Income (Loss) per Share--Diluted:
  Income (Loss) before Extraordinary Item and Cumulative
    Effect of Change in Accounting Principle................  $   0.39   $  (0.02)
  Extraordinary Charge from Early Extinguishment of Debt....     (0.01)     (0.06)
  Cumulative Effect of Change in Accounting Principle.......     (0.07)        --
                                                              --------   --------
    Net Income (Loss) per Share--Diluted....................  $   0.30   $  (0.08)
                                                              ========   ========
Weighted Average Common Shares Outstanding--Basic...........    84,454     83,310
                                                              ========   ========
Weighted Average Common Shares Outstanding--Diluted.........    86,024     83,310
                                                              ========   ========

  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED FINANCIAL
                                  STATEMENTS.

                           IRON MOUNTAIN INCORPORATED

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 SIX MONTHS ENDED
                                                                     JUNE 30,
                                                              -----------------------
                                                                 2002         2001
                                                              ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (Loss).........................................  $   26,111   $   (6,547)
Adjustments to reconcile net income (loss) to income before
  xtraordinary item and cumulative effect of change in
  accounting principle:
  Extraordinary charge from early extinguishment of debt
    (net of tax benefit of $445 and $3,300).................         777        4,780
  Cumulative effect of change in accounting principle (net
    of minority interest)...................................       6,396           --
                                                              ----------   ----------
Income (Loss) before extraordinary item and cumulative
  effect of change in accounting principle..................      33,284       (1,767)
Adjustments to reconcile income (loss) before extraordinary
  item and cumulative effect of change in accounting
  principle to cash provided by operating activities:
  Minority interests........................................       2,055         (970)
  Depreciation and amortization.............................      51,540       73,506
  Amortization of deferred financing costs and bond
    discount................................................       2,453        2,361
  Provision for doubtful accounts...........................       8,201        6,172
  (Gain) Loss on foreign currency transactions..............      (6,274)       2,172
  Gain on sale of property and equipment....................      (2,091)          --
  Other, net................................................         540          (39)
Changes in Assets and Liabilities (exclusive of
  acquisitions):
  Accounts receivable.......................................     (21,200)     (19,192)
  Prepaid expenses and other current assets.................       4,305       (2,679)
  Deferred income taxes.....................................      23,319        8,296
  Accounts payable..........................................      (7,196)      (2,135)
  Accrued expenses and other current liabilities............       2,776       (1,953)
  Deferred revenue..........................................       5,664       (1,488)
  Deferred rent.............................................         786          785
  Other assets and long-term liabilities....................         (14)        (261)
                                                              ----------   ----------
    Cash Flows Provided by Operating Activities.............      98,148       62,808
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (105,558)     (89,975)
  Cash paid for acquisitions, net of cash acquired..........     (14,688)     (44,769)
  Additions to customer relationship and acquisition
    costs...................................................      (2,680)      (5,832)
  Proceeds from sales of property and equipment.............       6,284          632
                                                              ----------   ----------
    Cash Flows Used in Investing Activities.................    (116,642)    (139,944)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net repayment of term loans...............................     (98,750)        (500)
  Repayment of debt.........................................     (54,170)    (111,849)
  Proceeds from borrowings..................................     176,370      104,819
  Early retirement of senior subordinated notes.............          --     (133,726)
  Net proceeds from sale of senior subordinated notes.......          --      218,590
  Debt repayment to minority shareholders...................      (4,985)        (271)
  Equity contributions from minority shareholders...........       1,132       24,744
  Proceeds from exercise of stock options and employee stock
    purchase plan...........................................       5,567        6,145
  Financing and stock issuance costs........................      (2,134)        (185)
                                                              ----------   ----------
    Cash Flows Provided by Financing Activities.............      23,030      107,767
Effect of exchange rates on cash and cash equivalents.......         160            6
                                                              ----------   ----------
Increase in Cash and Cash Equivalents.......................       4,696       30,637
Cash and Cash Equivalents, Beginning of Period..............      21,359        6,200
                                                              ----------   ----------
Cash and Cash Equivalents, End of Period....................  $   26,055   $   36,837
                                                              ==========   ==========
Supplemental Information:
Cash Paid for Interest......................................  $   62,206   $   54,954
                                                              ==========   ==========
Cash Paid for Income Taxes..................................  $    1,165   $    1,582
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

(2) NEW ACCOUNTING PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $4.8 million, net of tax for the six month period ended June 30, 2001 and $0.8 million, net of tax for the six month period ended
June 30, 2002 will be reclassified to conform to the requirements under SFAS
No. 145.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for the Company prospectively for exit or disposal

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(2) NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) activities initiated after December 31, 2002. The Company is in the process of assessing the impact of SFAS No. 146 on the Company's consolidated financial statements.

(3) COMPREHENSIVE INCOME (LOSS)

    SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. The Company's total comprehensive income (loss) is as follows:

                                                               THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                    JUNE 30,               JUNE 30,
                                                              ---------------------   -------------------
                                                                2002        2001        2002       2001
                                                              ---------   ---------   --------   --------
Comprehensive Income (Loss):
  Net Income (Loss).........................................   $19,989     $(9,746)   $26,111    $(6,547)
  Other Comprehensive Income (Loss):
    Foreign Currency Translation Adjustments................     2,154        (262)      (175)    (1,050)
    Transition Adjustment Charge............................        --          --         --       (214)
    Unrealized (Loss) Gain on Hedging Contracts.............    (4,182)      2,346     (3,137)    (1,694)
                                                               -------     -------    -------    -------
  Comprehensive Income (Loss)...............................   $17,961     $(7,662)   $22,799    $(9,505)
                                                               =======     =======    =======    =======

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   Effective January 1, 2001, the Company adopted the provisions of SFAS
No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of $214 as of March 31, 2001.

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

    Effective during the first and second quarter of 2001, the Company has entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of its term loan as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Specifically, the Company chose to swap the interest rates on $195,500 of floating rate debt to fixed rate and the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. Since that time, interest rates have fallen. As a result, the estimated cost to terminate these swaps would be $14,479 and $9,857 at June 30, 2002 and December 31, 2001, respectively. The Company has recorded, in the accompanying consolidated balance sheets, even though

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(4) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (CONTINUED) the Company has not terminated these swaps, a derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive loss of $14,479, $5,271 and $9,208 as of June 30, 2002 and $9,857, $4,000 and $5,857 as
of December 31, 2001, respectively.

    As a result of the foregoing, for the three and six months ended June 30, 2002, the Company recorded additional interest expense of $1,882 and $3,679 resulting from interest rate swap settlements and $439 and $878 in additional rent expense, respectively. For the three and six months ended June 30, 2001, the Company recorded additional interest expense of $397 and $456 resulting from interest rate swap settlements and $125 and $134 in additional rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

(5) GOODWILL AND OTHER INTANGIBLE ASSETS

    Effective July 1, 2001 and January 1, 2002, the Company adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective
January 1, 2001, goodwill amortization expense would have been reduced by $15,102 and $29,478 for the three and six months ended June 30, 2001, respectively.

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

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED)
    The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended June 30, 2002 are as follows:

                                             BUSINESS      OFF-SITE
                                              RECORDS        DATA                      CORPORATE      TOTAL
                                            MANAGEMENT    PROTECTION   INTERNATIONAL    & OTHER    CONSOLIDATED
                                            -----------   ----------   -------------   ---------   ------------
Balance as of December 31, 2001...........   $985,038      $236,850       $265,760      $41,899     $1,529,547
Goodwill acquired during the period.......        478            --             --        9,810         10,288
Adjustment to purchase reserves...........     (1,805)           --            389           30         (1,386)
Fair value adjustments....................     (2,275)           35            (39)        (700)        (2,979)
Other adjustments and currency effects....         11          (929)           527           47           (344)
Impairment losses.........................         --            --        (14,883)          --        (14,883)
                                             --------      --------       --------      -------     ----------
Balance as of June 30, 2002...............   $981,447      $235,956       $251,754      $51,086     $1,520,243
                                             ========      ========       ========      =======     ==========

    In connection with adopting SFAS No. 142, the Company reassessed the useful lives and the classification of its identifiable intangible assets and determined the useful lives of customer relationships and acquisition costs to be between 5 and 30 years. The components of the Company's amortizable intangible assets at June 30, 2002 are as follows:

                                                GROSS CARRYING   ACCUMULATED    NET CARRYING
                                                    AMOUNT       AMORTIZATION      AMOUNT
                                                --------------   ------------   ------------
Customer Relationships and Acquisition
  Costs.......................................     $50,770         $ 9,671        $41,099
Non-Compete Agreements........................      20,210          14,744          5,466
Deferred Financing Costs......................      24,615           5,359         19,256
                                                   -------         -------        -------
Total.........................................     $95,595         $29,774        $65,821
                                                   =======         =======        =======

    Actual results of operations for the three-month and six-month periods ended June 30, 2002 and pro forma results of operations for the three-month and six-month periods ended June 30, 2001 had

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(5) GOODWILL AND OTHER INTANGIBLE ASSETS (CONTINUED) the Company applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001 are as follows:

                                                                 THREE MONTHS           SIX MONTHS
                                                                ENDED JUNE 30,        ENDED JUNE 30,
                                                              -------------------   -------------------
                                                                2002       2001       2002       2001
                                                              --------   --------   --------   --------
Net Income before Provision for Income Taxes and Minority
  Interest..................................................  $35,826    $10,425    $60,040    $ 4,517
Add: Goodwill Amortization..................................       --     15,102         --     29,478
Provision for Income Taxes..................................   14,739     13,939     24,701     18,563
Minority Interest in Earnings of Subsidiaries...............    1,098        121      2,055        536
                                                              -------    -------    -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle..................   19,989     11,467     33,284     14,896
Extraordinary Charge from Early Extinguishment of Debt......       --     (4,780)      (777)    (4,780)
Cumulative Effect of Change in Accounting Principle.........       --         --     (6,396)        --
                                                              -------    -------    -------    -------
Net Income..................................................  $19,989    $ 6,687    $26,111    $10,116
                                                              =======    =======    =======    =======

Net Income per Share--Basic
Net Income (Loss) before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle, as Reported.....  $  0.24    $ (0.06)   $  0.39    $ (0.02)
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest........................       --       0.20         --       0.20
                                                              -------    -------    -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle..................     0.24       0.14       0.39       0.18
Extraordinary Charge from Early Extinguishment of Debt......       --      (0.06)     (0.01)     (0.06)
Cumulative Effect of Change in Accounting Principle.........       --         --      (0.08)        --
                                                              -------    -------    -------    -------
Net Income per Share--Basic.................................  $  0.24    $  0.08    $  0.31    $  0.12
                                                              =======    =======    =======    =======

Net Income per Share--Diluted
Net Income (Loss) before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle, as Reported.....  $  0.23    $ (0.06)   $  0.39    $ (0.02)
Add: Goodwill Amortization, Net of Change in Provision for
  Income Taxes and Minority Interest........................       --       0.19         --       0.20
                                                              -------    -------    -------    -------
Adjusted Income before Extraordinary Item and Cumulative
  Effect of Change in Accounting Principle..................     0.23       0.13       0.39       0.18
Extraordinary Charge from Early Extinguishment of Debt......       --      (0.06)     (0.01)     (0.06)
Cumulative Effect of Change in Accounting Principle.........       --         --      (0.07)        --
                                                              -------    -------    -------    -------
Net Income per Share--Diluted...............................  $  0.23    $  0.08    $  0.30    $  0.12
                                                              =======    =======    =======    =======

(6) ACQUISITIONS

   During the six months ended June 30, 2002, the Company purchased substantially all of the assets, and assumed certain liabilities, of four businesses.

    Each of the 2002 acquisitions and all 16 of the records management businesses acquired during 2001 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in the consolidated results of the Company from

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(6) ACQUISITIONS (CONTINUED)
their respective acquisition dates. In connection with certain 2001 acquisitions, related real estate was also purchased. For the 2002 acquisitions, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $10,288 which has been assigned to goodwill and, consistent with SFAS No. 142, has not been amortized.

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

    The following is a summary of reserves related to such restructuring activities:

                                                     SIX MONTHS ENDED      YEAR ENDED
                                                      JUNE 30, 2002     DECEMBER 31, 2001
                                                     ----------------   -----------------
Reserves, Beginning Balance........................      $16,225             $28,514
Reserves Established...............................          777               3,751
Expenditures.......................................       (3,252)             (7,805)
Adjustments to Goodwill, including currency
  effect...........................................       (2,076)             (8,235)
                                                         -------             -------
Reserves, Ending Balance...........................      $11,674             $16,225
                                                         =======             =======

    At June 30, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $7,645, severance costs for approximately 5 people of $683 and other exit costs of $3,346. These accruals are expected to be used prior to June 30, 2003 except for lease losses of $4,181 and severance contracts of $488, both of which are based on contracts that extend beyond one year.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(7) LONG-TERM DEBT

    Long-term debt consists of the following:

                                                                JUNE 30, 2002         DECEMBER 31, 2001
                                                            ---------------------   ---------------------
                                                             CARRYING      FAIR      CARRYING      FAIR
                                                              AMOUNT      VALUE       AMOUNT      VALUE
                                                            ----------   --------   ----------   --------
Revolving Credit Facility.................................  $  130,086   $130,086   $       --   $     --
Tranche A Term Loan.......................................          --         --      150,000    150,000
Tranche B Term Loan.......................................          --         --      198,750    198,750
Term Loan.................................................     250,000    250,000           --         --
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8%
  notes").................................................     115,551    124,500      115,106    126,000
8 1/8% Senior Notes due 2008 (the "Subsidiary notes").....     123,712    134,325      122,758    136,350
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4%
  notes").................................................     249,707    255,000      249,687    257,500
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4%
  notes").................................................     149,603    150,000      149,580    151,875
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8%
  notes").................................................     437,923    443,700      438,059    448,050
Real estate mortgages.....................................      18,551     18,551       19,337     19,337
Seller Notes..............................................      12,305     12,305       12,383     12,383
Other.....................................................      38,516     38,516       40,439     40,439
                                                            ----------              ----------
Total Debt................................................   1,525,954               1,496,099
Less Current Portion......................................     (38,753)                (35,256)
                                                            ----------              ----------
Long-term Debt, Net of Current Portion....................  $1,487,201              $1,460,843
                                                            ==========              ==========

    The estimated fair values for the long-term debt are based on the borrowing rates available to the Company at June 30, 2002 and December 31, 2001 for loans with similar terms and average maturities. The fair values of the 9 1/8% notes, 8 3/4% notes, 8 1/4% notes and 8 5/8% notes (collectively, the "Parent notes") and the Subsidiary notes are based on the quoted market prices for those notes on June 28, 2002 and December 31, 2001.

    On March 15, 2002, the Company entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced the Company's prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if the 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on the Company's choice of base rates and currency options, plus an applicable margin. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of June 30, 2002, the Company had $130,086 of borrowings under the Company's revolving credit facility, all of which was denominated in Canadian dollars in the amount of 197,490. The Company also had various outstanding letters of credit totaling $27,779. The remaining availability under the revolving credit facility was $242,135 as of June 30, 2002.

    The indentures and other agreements governing the Company's indebtedness contain certain restrictive financial and operating covenants including covenants that restrict the Company's ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, in the event the Company's debt rating changes, this event would not trigger a default under the Company's indentures and other agreements governing the Company's indebtedness.

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS

    The following financial data summarizes the consolidating Company on the equity method of accounting as of June 30, 2002 and December 31, 2001 and for the three and six month periods ended June 30, 2002 and 2001. The Guarantors column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company") and the Company's other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes issued by Canada Company. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

                                                                         JUNE 30, 2002
                                         -----------------------------------------------------------------------------
                                                                    CANADA       NON-
                                           PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents............  $       --   $   14,699   $  1,683    $  9,673    $        --     $   26,055
  Accounts Receivable..................          --      194,331     15,242      22,807             --        232,380
  Intercompany Receivable..............     735,291           --         --      11,331       (746,622)            --
  Other Current Assets.................          --       60,898      1,685       6,171             --         68,754
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets...............     735,291      269,928     18,610      49,982       (746,622)       327,189
Property, Plant and Equipment, Net.....          --      813,257     79,786     115,901             --      1,008,944
Other Assets, Net:
  Long-term Intercompany Receivable....      74,937           --         --          --        (74,937)            --
  Long-term Notes Receivable from
    Affiliates.........................   1,094,773           --         --          --     (1,094,773)            --
  Investment in Subsidiaries...........     364,927       77,705         --          --       (442,632)            --
  Goodwill.............................          --    1,266,085    121,140     123,277          9,741      1,520,243
  Other................................      20,750       47,617      8,282       1,079         (2,770)        74,958
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets, Net............   1,555,387    1,391,407    129,422     124,356     (1,605,371)     1,595,201
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Assets.......................  $2,290,678   $2,474,592   $227,818    $290,239    $(2,351,993)    $2,931,334
                                         ==========   ==========   ========    ========    ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Intercompany Payable.................  $       --   $  583,424   $101,013    $ 62,185    $  (746,622)    $       --
  Other Current Liabilities............      39,983      230,631     15,148      72,655             --        358,417
  Long-term Debt, Net of Current
    Portion............................   1,335,507        1,531    125,828      24,335             --      1,487,201
  Long-term Intercompany Payable.......          --       74,937         --          --        (74,937)            --
  Long-term Notes Payable to
    Affiliates.........................          --    1,094,773         --          --     (1,094,773)            --
  Other Long-term Liabilities..........          --      111,929        977       5,183         (2,770)       115,319
  Commitments and Contingencies
  Minority Interests...................          --           --         --       2,638         52,571         55,209
  Shareholders' Equity (Deficit).......     915,188      377,367    (15,148)    123,243       (485,462)       915,188
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and Shareholders'
      Equity...........................  $2,290,678   $2,474,592   $227,818    $290,239    $(2,351,993)    $2,931,334
                                         ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                       DECEMBER 31, 2001
                                         -----------------------------------------------------------------------------
                                                                    CANADA       NON-
                                           PARENT     GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         ----------   ----------   --------   ----------   ------------   ------------
ASSETS
Current Assets:
  Cash and Cash Equivalents............  $       --   $   11,395   $  1,696    $  8,268    $        --     $   21,359
  Accounts Receivable..................          --      181,640     14,415      22,995             --        219,050
  Intercompany Receivable..............     685,601           --         --      24,404       (710,005)            --
  Other Current Assets.................          --       64,378        460       4,094            (24)        68,908
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Current Assets...............     685,601      257,413     16,571      59,761       (710,029)       309,317
Property, Plant and Equipment, Net.....          --      778,804     72,839     100,588             --        952,231
Other Assets, Net:
  Long-term Intercompany Receivable....      45,193           --         --          --        (45,193)            --
  Long-term Notes Receivable from
    Affiliates.........................   1,086,823           --         --          --     (1,086,823)            --
  Investment in Subsidiaries...........     379,816       82,434         --          --       (462,250)            --
  Goodwill.............................          --    1,261,598    115,832     141,463         10,654      1,529,547
  Other................................      31,419       40,660     11,754       1,085        (16,107)        68,811
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Other Assets, Net............   1,543,251    1,384,692    127,586     142,548     (1,599,719)     1,598,358
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Assets.......................  $2,228,852   $2,420,909   $216,996    $302,897    $(2,309,748)    $2,859,906
                                         ==========   ==========   ========    ========    ===========     ==========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Intercompany Payable.................  $       --   $  560,699   $ 92,555    $ 56,751    $  (710,005)    $       --
  Other Current Liabilities............      34,526      233,111     16,786      74,610            (24)       359,009
  Long-term Debt, Net of Current
    Portion............................   1,308,367        1,289    125,075      26,112             --      1,460,843
  Long-term Intercompany Payable.......          --       45,193         --          --        (45,193)            --
  Long-term Notes Payable to
    Affiliates.........................          --    1,086,823         --          --     (1,086,823)            --
  Other Long-term Liabilities..........          --       98,481        887       5,541        (16,107)        88,802
  Commitments and Contingencies
  Minority Interests...................          --           --         --      (1,352)        66,645         65,293
  Shareholders' Equity (Deficit).......     885,959      395,313    (18,307)    141,235       (518,241)       885,959
                                         ----------   ----------   --------    --------    -----------     ----------
    Total Liabilities and Shareholders'
      Equity...........................  $2,228,852   $2,420,909   $216,996    $302,897    $(2,309,748)    $2,859,906
                                         ==========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                THREE MONTHS ENDED JUNE 30, 2002
                                         ------------------------------------------------------------------------------
                                                                     CANADA       NON-
                                           PARENT      GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage..............................  $        --   $  163,006   $  8,912    $ 15,066    $        --     $  186,984
  Service and Storage Material Sales...           --      115,027     10,578      10,898             --        136,503
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Revenues.....................           --      278,033     19,490      25,964             --        323,487
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)......................           --      128,479      9,327      13,368             --        151,174
  Selling, General and
    Administrative.....................           18       73,955      3,648       7,515             --         85,136
  Depreciation and Amortization........           --       23,136      1,392       1,938             --         26,466
  Merger-related Expenses..............           --          280         --          --             --            280
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Operating Expenses...........           18      225,850     14,367      22,821             --        263,056
                                         -----------   ----------   --------    --------    -----------     ----------
Operating (Loss) Income................          (18)      52,183      5,123       3,143             --         60,431
Interest Expense, Net..................        2,835       24,187      4,122       1,644             --         32,788
Equity in the Earnings of
  Subsidiaries.........................      (28,814)      (1,077)        --          --         29,891             --
Other (Expense) Income, Net............       (5,972)       5,762      6,301       2,092             --          8,183
                                         -----------   ----------   --------    --------    -----------     ----------
  Income Before Provision for Income
    Taxes and Minority Interest........       19,989       34,835      7,302       3,591        (29,891)        35,826
Provision for Income Taxes.............           --       10,542      2,777       1,420             --         14,739
Minority Interest in Earnings of
  Subsidiaries.........................           --           --         --       1,098             --          1,098
                                         -----------   ----------   --------    --------    -----------     ----------
  Net Income...........................  $    19,989   $   24,293   $  4,525    $  1,073    $   (29,891)    $   19,989
                                         ===========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                THREE MONTHS ENDED JUNE 30, 2001
                                         ------------------------------------------------------------------------------
                                                                     CANADA       NON-
                                           PARENT      GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage..............................  $        --   $  149,666   $  8,279    $ 13,946    $        --     $  171,891
  Service and Storage Material Sales...           --      103,527      8,941       8,975             --        121,443
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Revenues.....................           --      253,193     17,220      22,921             --        293,334
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)......................           --      117,983      8,367      12,680             --        139,030
  Selling, General and
    Administrative.....................           --       68,960      3,530       6,196             --         78,686
  Depreciation and Amortization........           --       32,135      2,564       3,089             --         37,788
  Merger-related Expenses..............           --          377         --          --             --            377
                                         -----------   ----------   --------    --------    -----------     ----------
    Total Operating Expenses...........           --      219,455     14,461      21,965             --        255,881
Operating Income.......................           --       33,738      2,759         956             --         37,453
Interest Expense, Net..................       13,190       14,841      4,063       1,949             --         34,043
Equity in the (Earnings) Losses of
  Subsidiaries.........................       (8,224)       1,113         --          --          7,111             --
Other Income (Expense), Net............           --        2,003      5,024         (12)            --          7,015
                                         -----------   ----------   --------    --------    -----------     ----------
  (Loss) Income Before Provision
    (Benefit) for Income Taxes and
    Minority Interest..................       (4,966)      19,787      3,720      (1,005)        (7,111)        10,425
Provision (Benefit) for Income Taxes...           --       15,846       (603)        848             --         16,091
Minority Interest in Losses of
  Subsidiaries.........................           --           --         --        (700)            --           (700)
                                         -----------   ----------   --------    --------    -----------     ----------
  (Loss) Income before Extraordinary
    Item...............................       (4,966)       3,941      4,323      (1,153)        (7,111)        (4,966)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $3,300)...................       (4,780)          --         --          --             --         (4,780)
                                         -----------   ----------   --------    --------    -----------     ----------
  Net (Loss) Income....................  $    (9,746)  $    3,941   $  4,323    $ (1,153)   $    (7,111)    $   (9,746)
                                         ===========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                           ---------------------------------------------------------------------------
                                                                    CANADA       NON-
                                            PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage................................  $     --    $323,083    $17,431     $29,906       $     --       $370,420
  Service and Storage Material Sales.....        --     224,174     20,571      21,501             --        266,246
                                           --------    --------    -------     -------       --------       --------
    Total Revenues.......................        --     547,257     38,002      51,407             --        636,666
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation)........................        --     254,341     18,683      26,577             --        299,601
  Selling, General and Administrative....        30     146,026      6,552      14,550             --        167,158
  Depreciation and Amortization..........        --      45,204      2,830       3,506             --         51,540
  Merger-related Expenses................        --         580         --          --             --            580
                                           --------    --------    -------     -------       --------       --------
    Total Operating Expenses.............        30     446,151     28,065      44,633             --        518,879
                                           --------    --------    -------     -------       --------       --------
Operating (Loss) Income..................       (30)    101,106      9,937       6,774             --        117,787
Interest Expense, Net....................     5,800      49,114      7,419       3,335             --         65,668
Equity in the (Earnings) Losses of
  Subsidiaries...........................   (38,205)      4,553         --          --         33,652             --
Other (Expense) Income, Net..............    (5,487)      5,045      5,820       2,543             --          7,921
                                           --------    --------    -------     -------       --------       --------
  Income Before Provision for Income
    Taxes and Minority Interest..........    26,888      52,484      8,338       5,982        (33,652)        60,040
Provision for Income Taxes...............        --      19,147      3,468       2,086             --         24,701
Minority Interest in Earnings of
  Subsidiaries...........................        --          --         --       2,055             --          2,055
                                           --------    --------    -------     -------       --------       --------
Income before Extraordinary Item and
  Cumulative Effect of Change in
  Accounting Principle...................    26,888      33,337      4,870       1,841        (33,652)        33,284
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $445).......................      (777)         --         --          --             --           (777)
Cumulative Effect of Change in Accounting
  Principle (net of Minority Interest of
  $8,487)................................        --          --         --      (6,396)            --         (6,396)
                                           --------    --------    -------     -------       --------       --------
  Net Income (Loss)......................  $ 26,111    $ 33,337    $ 4,870     $(4,555)      $(33,652)      $ 26,111
                                           ========    ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                  SIX MONTHS ENDED JUNE 30, 2001
                                            ---------------------------------------------------------------------------
                                                                     CANADA       NON-
                                             PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                            --------   ----------   --------   ----------   ------------   ------------
Revenues:
  Storage.................................  $    --     $296,241    $16,681     $26,834       $     --       $339,756
  Service and Storage Material Sales......       --      203,515     17,208      16,777             --        237,500
                                            -------     --------    -------     -------       --------       --------
    Total Revenues........................       --      499,756     33,889      43,611             --        577,256
Operating Expenses:
  Cost of Sales (Excluding
    Depreciation).........................       --      237,473     17,104      24,273             --        278,850
  Selling, General and Administrative.....       75      131,233      6,281      11,414             --        149,003
  Depreciation and Amortization...........       --       62,623      5,048       5,835             --         73,506
  Merger-related Expenses.................       --        1,149         --          29             --          1,178
                                            -------     --------    -------     -------       --------       --------
    Total Operating Expenses..............       75      432,478     28,433      41,551             --        502,537
Operating (Loss) Income...................      (75)      67,278      5,456       2,060             --         74,719
Interest Expense, Net.....................   26,360       29,722      8,113       3,835             --         68,030
Equity in the (Earnings) Losses of
  Subsidiaries............................  (24,668)       1,198         --          --         23,470             --
Other Expense, Net........................       --         (889)    (1,270)        (13)            --         (2,172)
                                            -------     --------    -------     -------       --------       --------
  (Loss) Income Before Provision for
    Income Taxes and Minority Interest....   (1,767)      35,469     (3,927)     (1,788)       (23,470)         4,517
Provision for Income Taxes................       --        6,746         14         494             --          7,254
Minority Interest in Losses of
  Subsidiaries............................       --           --         --        (970)            --           (970)
                                            -------     --------    -------     -------       --------       --------
  (Loss) Income before Extraordinary
    Item..................................   (1,767)      28,723     (3,941)     (1,312)       (23,470)        (1,767)
Extraordinary Charge from Early
  Extinguishment of Debt (Net of Tax
  Benefit of $3,300)......................   (4,780)          --         --          --             --         (4,780)
                                            -------     --------    -------     -------       --------       --------
  Net (Loss) Income.......................  $(6,547)    $ 28,723    $(3,941)    $(1,312)      $(23,470)      $ (6,547)
                                            =======     ========    =======     =======       ========       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                 SIX MONTHS ENDED JUNE 30, 2002
                                         ------------------------------------------------------------------------------
                                                                     CANADA       NON-
                                           PARENT      GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                         -----------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows (Used in) Provided by
    Operating Activities...............  $   (29,102)  $  118,805   $  2,710    $  5,735    $        --     $   98,148
Cash Flows from Investing Activities:
  Capital expenditures.................           --      (76,397)    (5,583)    (23,578)            --       (105,558)
  Cash paid for acquisitions, net of
    cash acquired......................           --      (14,751)        --          63             --        (14,688)
  Intercompany loans to subsidiaries...          963      (18,122)        --          --         17,159             --
  Investment in subsidiaries...........         (688)        (688)        --          --          1,376             --
  Additions to customer relationship
    and acquisition costs..............           --       (2,281)      (114)       (285)            --         (2,680)
  Proceeds from sales of property and
    equipment..........................           --          683          8       5,593             --          6,284
                                         -----------   ----------   --------    --------    -----------     ----------
    Cash Flows Provided by (Used in)
      Investing Activities.............          275     (111,556)    (5,689)    (18,207)        18,535       (116,642)
Cash Flows from Financing Activities:
  Net repayment of term loans..........      (98,750)          --         --          --             --        (98,750)
  Repayment of debt....................      (52,091)        (285)      (272)     (1,522)            --        (54,170)
  Proceeds from borrowings.............      176,235           --         --         135             --        176,370
  Debt repayment to minority
    shareholders.......................           --           --         --      (4,985)            --         (4,985)
  Equity contributions from minority
    shareholders.......................           --           --         --       1,132             --          1,132
  Intercompany loans from parent.......           --       (4,348)     3,280      18,227        (17,159)            --
  Equity contribution from parent......           --          688         --         688         (1,376)            --
  Proceeds from exercise of stock
    options and employee stock purchase
    plan...............................        5,567           --         --          --             --          5,567
  Financing and stock issuance costs...       (2,134)          --         --          --             --         (2,134)
                                         -----------   ----------   --------    --------    -----------     ----------
    Cash Flows Provided by (Used in)
      Financing Activities.............       28,827       (3,945)     3,008      13,675        (18,535)        23,030
Effect of exchange rates on cash and
  cash equivalents.....................           --           --        (42)        202             --            160
                                         -----------   ----------   --------    --------    -----------     ----------
Increase (Decrease) in cash and cash
  equivalents..........................           --        3,304        (13)      1,405             --          4,696
Cash and cash equivalents, beginning of
  period...............................           --       11,395      1,696       8,268             --         21,359
                                         -----------   ----------   --------    --------    -----------     ----------
Cash and cash equivalents, end of
  period...............................  $        --   $   14,699   $  1,683    $  9,673    $        --     $   26,055
                                         ===========   ==========   ========    ========    ===========     ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(8) SELECTED FINANCIAL INFORMATION OF PARENT, GUARANTORS AND NON-GUARANTORS (CONTINUED)

                                                                 SIX MONTHS ENDED JUNE 30, 2001
                                           ---------------------------------------------------------------------------
                                                                    CANADA       NON-
                                            PARENT    GUARANTORS   COMPANY    GUARANTORS   ELIMINATIONS   CONSOLIDATED
                                           --------   ----------   --------   ----------   ------------   ------------
Cash Flows from Operating Activities:
  Cash Flows (Used in) Provided by
    Operating Activities.................  $(57,662)   $116,583     $  388     $ 3,499        $    --       $ 62,808
Cash Flows from Investing Activities:
  Capital expenditures...................        --     (73,035)    (3,063)    (13,877)            --        (89,975)
  Cash paid for acquisitions, net of cash
    acquired.............................        --     (27,783)       326     (17,312)            --        (44,769)
  Intercompany loans to subsidiaries.....   (20,204)     (4,743)        --          --         24,947             --
  Investment in subsidiaries.............    (6,739)     (6,739)        --          --         13,478             --
  Additions to customer relationship and
    acquisition costs....................        --      (5,339)      (151)       (342)            --         (5,832)
  Proceeds from sales of property and
    equipment............................        --          58          5         569             --            632
                                           --------    --------     ------     -------        -------       --------
    Cash Flows Used in Investing
      Activities.........................   (26,943)   (117,581)    (2,883)    (30,962)        38,425       (139,944)
Cash Flows from Financing Activities:
  Net repayment of term loans............      (500)         --         --          --             --           (500)
  Repayment of debt......................  (108,910)       (142)      (241)     (2,556)            --       (111,849)
  Proceeds from borrowings...............   103,000          73         --       1,746             --        104,819
  Early retirement of senior subordinated
    notes................................  (133,726)         --         --          --             --       (133,726)
  Net proceeds from sale of senior
    subordinated notes...................   218,590          --         --          --             --        218,590
  Debt repayment to minority
    shareholders.........................        --          --         --        (271)            --           (271)
  Equity contributions from minority
    shareholders.........................        --          --         --      24,744             --         24,744
  Intercompany loans from parent.........        --      14,119      6,072       4,756        (24,947)            --
  Equity contribution from parent........        --       6,739         --       6,739        (13,478)            --
  Proceeds from exercise of stock options
    and employee stock purchase plan.....     6,145          --         --          --             --          6,145
  Financing and stock issuance costs.....      (185)         --         --          --             --           (185)
                                           --------    --------     ------     -------        -------       --------
    Cash Flows Provided by Financing
      Activities.........................    84,414      20,789      5,831      35,158        (38,425)       107,767
Effect of exchange rates on cash and cash
  equivalents............................        --          --     (1,914)      1,920             --              6
                                           --------    --------     ------     -------        -------       --------
(Decrease) Increase in cash and cash
  equivalents............................      (191)     19,791      1,422       9,615             --         30,637
Cash and cash equivalents, beginning of
  period.................................       191       3,336        302       2,371             --          6,200
                                           --------    --------     ------     -------        -------       --------
Cash and cash equivalents, end of
  period.................................  $     --    $ 23,127     $1,724     $11,986        $    --       $ 36,837
                                           ========    ========     ======     =======        =======       ========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(9) EARNINGS PER SHARE

    In accordance with SFAS No. 128, "Earnings per Share," basic net income
(loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, entirely attributable to stock options, included in the calculation of diluted net income per share totaled 1,544,445 shares and 1,569,943 shares for the three and six months ended June 30, 2002, respectively.

(10) SEGMENT INFORMATION

    An analysis of the Company's business segment information and reconciliation to the consolidated financial statements is as follows:

                                       BUSINESS     OFF-SITE
                                       RECORDS        DATA                      CORPORATE         TOTAL
                                      MANAGEMENT   PROTECTION   INTERNATIONAL    & OTHER       CONSOLIDATED
                                      ----------   ----------   -------------   ---------      ------------
THREE MONTHS ENDED JUNE 30, 2002
Revenue.............................  $ 207,869     $ 54,274      $ 44,940      $ 16,404        $  323,487
Adjusted EBITDA.....................     57,793       16,440        11,130         1,814            87,177
Total Assets........................  2,136,803      353,494       504,160       (63,123)(1)     2,931,334

THREE MONTHS ENDED JUNE 30, 2001
Revenue.............................  $ 192,581     $ 47,876      $ 39,663      $ 13,214        $  293,334
Adjusted EBITDA.....................     52,888       12,669         8,875         1,186            75,618

SIX MONTHS ENDED JUNE 30, 2002
Revenue.............................  $ 410,413     $106,454      $ 88,428      $ 31,371        $  636,666
Adjusted EBITDA.....................    111,962       30,568        22,095         5,282           169,907
Total Assets........................  2,136,803      353,494       504,160       (63,123)(1)     2,931,334

SIX MONTHS ENDED JUNE 30, 2001
Revenue.............................  $ 381,880     $ 92,792      $ 76,542      $ 26,042        $  577,256
Adjusted EBITDA.....................    103,034       23,480        17,554         5,335           149,403

------------------------

(1) Total corporate & other assets include the intersegment elimination amount of $1,590,453.

    Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. The Company uses Adjusted EBITDA as an internal measurement of the financial performance of, and as the basis for allocating resources to, the Company's operating segments.

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

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(10) SEGMENT INFORMATION (CONTINUED)
    A reconciliation from EBITDA to Adjusted EBITDA and income before provision for income taxes and minority interest is as follows:

                                                        THREE MONTHS ENDED     SIX MONTHS ENDED
                                                             JUNE 30,              JUNE 30,
                                                        -------------------   -------------------
                                                          2002       2001       2002       2001
                                                        --------   --------   --------   --------
EBITDA................................................  $93,982    $82,956    $175,193   $147,023
  Other (Income) Expense, Net.........................   (8,183)    (7,015)     (7,921)     2,172
  Merger-related Expenses.............................      280        377         580      1,178
  Minority Interests in Earnings (Losses) of
    Subsidiaries......................................    1,098       (700)      2,055       (970)
                                                        -------    -------    --------   --------
ADJUSTED EBITDA.......................................   87,177     75,618     169,907    149,403
  Depreciation and Amortization.......................  (26,466)   (37,788)    (51,540)   (73,506)
  Merger-related Expenses.............................     (280)      (377)       (580)    (1,178)
  Interest Expense, Net...............................  (32,788)   (34,043)    (65,668)   (68,030)
  Other Income (Expense), Net.........................    8,183      7,015       7,921     (2,172)
                                                        -------    -------    --------   --------
INCOME BEFORE PROVISION FOR INCOME TAXES AND MINORITY
  INTEREST............................................  $35,826    $10,425    $ 60,040   $  4,517
                                                        =======    =======    ========   ========

    Information about the Company's operations in different geographical areas is as follows:

                                                          THREE MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Revenues:
United States...........................................  $278,547   $253,671
International...........................................    44,940     39,663
                                                          --------   --------
  Total Revenues........................................  $323,487   $293,334
                                                          ========   ========

                                                           SIX MONTHS ENDED
                                                               JUNE 30,
                                                          -------------------
                                                            2002       2001
                                                          --------   --------
Revenues:
United States...........................................  $548,238   $500,714
International...........................................    88,428     76,542
                                                          --------   --------
  Total Revenues........................................  $636,666   $577,256
                                                          ========   ========

                                                       JUNE 30,    DECEMBER 31,
                                                         2002          2001
                                                      ----------   ------------
Long-lived Assets:
United States.......................................  $2,167,356    $2,118,828
International.......................................     436,789       431,761
                                                      ----------    ----------
  Total Long-lived Assets...........................  $2,604,145    $2,550,589
                                                      ==========    ==========

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(11) STOCK BASED COMPENSATION

    Effective January 1, 1996, the Company adopted the provisions of SFAS
No. 123, "Accounting for Stock Based Compensation." The Company has elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net income (loss) and net income (loss) per share on a pro forma basis. Had the Company elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income
(loss) per share would have been changed to the pro forma amounts indicated in the table below:

                                                      FOR THE         YEAR ENDED
                                                  SIX MONTHS ENDED   DECEMBER 31,
                                                   JUNE 30, 2002         2001
                                                  ----------------   ------------
Income (Loss) from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle, as reported...       $33,284         $(32,238)
Income (Loss) from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle, pro forma.....        31,547          (36,175)

Net income (loss), as reported..................        26,111          (44,057)
Net income (loss), pro forma....................        24,374          (47,994)

Income (Loss) from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle--diluted, as
  reported......................................          0.39            (0.39)
Income (Loss) from continuing operations before
  extraordinary item and cumulative effect of
  change in accounting principle--diluted, pro
  forma.........................................          0.37            (0.43)

Net income (loss) per share--diluted, as
  reported......................................          0.30            (0.53)

Net income (loss) per share--diluted, pro
  forma.........................................          0.28            (0.57)

    The weighted average fair value of options granted in the year ended December 31, 2001 and for the six months ended June 30, 2002 was $8.74 and $9.93 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective year:

                                                      FOR THE         YEAR ENDED
                                                  SIX MONTHS ENDED   DECEMBER 31,
ASSUMPTION                                         JUNE 30, 2002         2001
----------                                        ----------------   ------------
Expected volatility.............................           25.0%            27.0%
Risk-free interest rate.........................           4.55             4.65
Expected dividend yield.........................           None             None
Expected life of the option.....................      5.0 years        5.0 years

                           IRON MOUNTAIN INCORPORATED

                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                  (UNAUDITED)

(12) COMMITMENTS AND CONTINGENCIES

    The Company is a party to numerous operating leases. No material changes in the obligations associated with these leases has occurred since December 31, 2001. See the Company's Annual Report on Form 10-K for the year ended
December 31, 2001 for amounts outstanding at December 31, 2001.

    As of June 30, 2002, the Company's synthetic leasing program consisted of three synthetic lease facilities and had a total capacity of $203,900 of which $175,000 had been utilized for property acquisitions leaving $28,900 available for future property acquisitions. Each of the leases included in the Company's synthetic lease facilities has a five to six and one-half year term for specified records storage warehouses and include 36 of 511 leased facilities the Company occupies. During the six months ended June 30, 2002, the Company recorded $5,046 in rent expense on its statement of operations related to these lease commitments. The Company's synthetic lease facilities included properties with a lessor's original cost of $175,000 and $151,900 as of June 30, 2002 and December 31, 2001, respectively. If on January 1, 2002, the original cost of the Company's properties under synthetic lease facilities had equaled $175,000, rent expense for the six months ended June 30, 2002 would have been approximately $6,100 in its statement of operations related to these lease commitments.

    On March 28, 2002, the Company and Iron Mountain Information
Management, Inc., one of the Company's wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned IRON MOUNTAIN INCORPORATED AND IRON MOUNTAIN INFORMATION
MANAGEMENT, INC., V. J. PETER PIERCE, DOUGLAS B. HUNTLEY, J. MICHAEL GOLD, FRED
A. MATHEWSON, JR., MICHAEL DIIANNI, J. ANTHONY HAYDEN, PIONEER CAPITAL, LLC, AND SEQUEDEX, LLC. In the complaint, the Company alleges that defendant J. Peter Pierce, a member of the Company's Board of Directors and the former President of Iron Mountain Information Management, Inc. until his termination without cause effective June 30, 2000, has violated and is continuing to violate his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with the Company, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex, LLC. Sequedex was established in October 2000, and competes directly with the Company in the records and information management services industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with the Company in February 2000, have misappropriated and used the Company's trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with Iron Mountain Information Management, Inc., dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, the Company also initiated an arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, office of the American Arbitration Association on account of an arbitration clause in the employment agreement between the Company and Mr. Pierce. In the arbitration, Mr. Pierce has counterclaimed for indemnification of his expenses, including attorneys' fees. The Company has disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding, which is currently scheduled for hearings in January 2003. The Company intends to prosecute the arbitration proceeding and the litigation vigorously.

                           IRON MOUNTAIN INCORPORATED

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and footnotes for the three and six months ended June 30, 2002 included herein, and the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2002.

    Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective
January 1, 2001, goodwill amortization expense would have been reduced by $15.1 million and $29.5 million for the three and six months ended June 30, 2001, respectively.

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

CRITICAL ACCOUNTING POLICIES

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other

                           IRON MOUNTAIN INCORPORATED

assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. The Company's critical accounting policies include:

    - ACCOUNTING FOR ACQUISITIONS

    - ALLOWANCE FOR DOUBTFUL ACCOUNTS

    - ACCOUNTING FOR SYNTHETIC LEASES

    - ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

    - ACCOUNTING FOR INTERNAL USE SOFTWARE

    - ACCOUNTING FOR INVESTMENTS

    Further detail regarding the Company's critical accounting policies can be found in the consolidated financial statements and the notes included in the Company's latest Annual Report on Form 10-K as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies has occurred since our Annual Report on Form 10-K for the year ended December 31, 2001 other than the adoption of SFAS No. 142 discussed above. Management has elected to update the quantitative disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2001 related to synthetic leases as of and for the six month period ended June 30, 2002, as follows:

    We participate in three synthetic leasing programs that involve 36 of the 511 leased facilities that we occupy. Under these synthetic lease facilities, special purpose entities are established to acquire properties and subsequently lease those properties to us. The leases are designed and qualify as operating leases for accounting purposes, where the monthly lease expense is recorded as rent expense in our statement of operations. We do not consolidate the assets or liabilities related to these facilities in our consolidated financial statements.

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

    We had properties in our synthetic lease facilities with a lessor's original cost of $151.9 million as of December 31, 2001. During 2002, we added six properties to our synthetic lease program with an original cost of $23.1 million, bringing the total original cost of properties in our synthetic lease program to $175.0 million as of June 30, 2002. If all of our synthetic leases were accounted for as capital leases rather than operating leases or if these special purpose entities were consolidated in our historical financial statements as of June 30, 2002: (1) our gross property, plant and equipment and long-term debt would each be increased in an amount equal to $175.0 million as of June 30, 2002; (2) depreciation expense would increase in an amount equal to $1.5 million for the six months ended June 30, 2002 for the properties leased pursuant to the synthetic lease facilities; and (3) rent expense for these properties would be reclassified as interest expense in an amount equal to $5.0 million for the six months ended June 30, 2002. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $5.0 million, $5.0 million, $3.5 million and $5.0 million,

                           IRON MOUNTAIN INCORPORATED

respectively. In addition, net income before tax would have decreased by $1.5 million for the six months ended June 30, 2002. See "--Liquidity and Capital Resources."

    We believe that the following pro forma information will further assist in the understanding of this topic. If we had occupied all 36 properties on January 1, 2002 and all of our synthetic leases were accounted for as capital leases rather than operating leases or if these special purpose entities were consolidated in our financial statements: (1) our gross property, plant and equipment and long-term debt would each be increased in an amount equal to $175.0 million as of June 30, 2002; (2) depreciation expense would increase in an amount equal to $1.6 million for the six months ended June 30, 2002 for the properties leased pursuant to the synthetic lease facilities; and (3) rent expense for these properties would be reclassified as interest expense in an amount equal to $6.1 million for the six months ended June 30, 2002. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $5.0 million, $5.0 million, $3.4 million and $6.1 million, respectively. In addition, net income before tax would have decreased by $2.7 million for the six months ended June 30, 2002.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

    Our consolidated revenues increased $30.2 million, or 10.3%, to $323.5 million for the second quarter of 2002 from $293.3 million for the second quarter of 2001. Internal revenue growth for the second quarter of 2002 was 9.1%, comprised of 8.6% for storage revenue and 9.8% for service revenue. We calculate internal revenue growth in local currency for our international operations.

    Consolidated storage revenues increased $15.1 million, or 8.8%, to $187.0 million for the second quarter of 2002 from $171.9 million for the second quarter of 2001. The increase was primarily attributable to: (1) internal revenue growth of 8.6% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and
(2) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $1.0 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Argentine peso, the Canadian dollar, and the British pound sterling, based on an analysis of the weighted daily average rates for the comparable periods.

    Consolidated service and storage material sales revenues increased
$15.1 million, or 12.4%, to $136.5 million for the second quarter of 2002 from $121.4 million for the second quarter of 2001. The increase was primarily attributable to: (1) internal revenue growth of 9.8% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $0.6 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Argentine peso, the Canadian dollar, and the British pound sterling, based on an analysis of the weighted daily average rates for the comparable periods.

    Consolidated cost of sales (excluding depreciation) increased
$12.1 million, or 8.7%, to $151.2 million (46.7% of consolidated revenues) for the second quarter of 2002 from $139.0 million (47.4% of consolidated revenues) for the second quarter of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth. The decrease as a percent of consolidated revenues is primarily attributable to: (1) improved labor management in our North American operations (a decrease of 0.3%); (2) improved transportation efficiencies (a decrease of 0.5%); and (3) decreased utility costs in comparison to high levels in 2001 (a decrease of 0.2%) offset by increased insurance expense due to higher premiums for property and casualty insurance (an

                           IRON MOUNTAIN INCORPORATED

increase of 0.3%). Improvements in labor and increased transportation efficiencies are the result of the increased scale of our business and efficiencies gained through our merger integration with Pierce Leahy Corp.

    Consolidated selling, general and administrative expenses increased
$6.5 million, or 8.2%, to $85.1 million (26.3% of consolidated revenues) for the second quarter of 2002 from $78.7 million (26.8% of consolidated revenues) for the second quarter of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the decrease as a percent of consolidated revenues was primarily attributable to: improvements in labor absorption (a decrease of 0.3%) and reductions in recruiting and travel and entertainment expenses (a decrease of 0.6%) in our North American operations offset by (1) expenditures for marketing and information technology initiatives related to the development of our technology-based service offerings (an increase of 0.2%); and (2) increased investment in our sales force (an increase of 0.2%).

    Consolidated depreciation and amortization expense decreased $11.3 million, or 30.0%, to $26.5 million (8.2% of consolidated revenues) for the second quarter of 2002 from $37.8 million (12.9% of consolidated revenues) for the second quarter of 2001. Depreciation expense increased $4.3 million, primarily due to the additional depreciation expense related to the 2001 and 2002 acquisitions, and capital expenditures including storage systems, information systems and expansion of storage capacity in existing facilities. Amortization expense decreased $15.6 million, primarily due to eliminating amortization expense related to the goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 "Goodwill and Other Intangible Assets" (See Note 5, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements).

    Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.3 million (0.1% of consolidated revenues) for the second quarter of 2002 compared to $0.4 million (0.1% of consolidated revenues) for the same period of 2001.

    As a result of the foregoing factors, consolidated operating income increased $23.0 million, or 61.4%, to $60.4 million (18.7% of consolidated revenues) for the second quarter of 2002 from $37.4 million (12.8% of consolidated revenues) for the second quarter of 2001.

    Consolidated interest expense, net decreased $1.3 million, or 3.7%, to $32.8 million for the second quarter of 2002 from $34.0 million for the second quarter of 2001. This decrease was primarily attributable to a decline in our overall weighted average interest rate as a result of a general decline in interest rates coupled with our refinancing efforts. Savings attributable to these rate reductions have been partially offset by interest expense attributable to increased long-term borrowings through our 2001 bond offerings.

    Consolidated other income, net was $8.2 million for the second quarter of 2002 compared to $7.0 million for the second quarter of 2001. The change was primarily attributable to a gain of $2.1 million recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002. No such gain was recorded in 2001. Additionally, non-cash foreign currency gains of $6.3 million and $7.0 million were recorded in the second quarter of 2002 and second quarter of 2001, respectively. These gains are primarily due to the effect of the strengthening of the Canadian dollar and British pound against the U.S. dollar as they relate to our intercompany balances with our Canadian and European subsidiaries, based on period-end exchange rates.

    As a result of the foregoing factors, consolidated income before provision for income taxes and minority interests increased $25.4 million to $35.8 million (11.1% of consolidated revenues) for the

                           IRON MOUNTAIN INCORPORATED

second quarter of 2002 from $10.4 million (3.6% of consolidated revenues) for the second quarter of 2001.

    The provision for income taxes was $14.7 million for the second quarter of 2002 compared to $16.1 million for the second quarter of 2001. The effective rate was 41.1% for the second quarter of 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was 154.4% for the second quarter of 2001. During 2001, we amortized non-deductible goodwill for book purposes, however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit). There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions, the need for additional valuation allowances and changes with respect to nondeductible foreign currency gains (losses). Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

    Minority interest in earnings (losses) of subsidiaries increased
$1.8 million to income of $1.1 million (0.3% of consolidated revenues) for the second quarter of 2002 from a loss of $0.7 million (0.2% of consolidated revenues) for the second quarter of 2001. This represents our minority partners' share of earnings (losses) in our majority owned international subsidiaries that are consolidated in operating results. The increase is primarily a result of
(1) the elimination of goodwill amortization expense in accordance with SFAS
No. 142, (2) increased profitability in our emerging business in Europe in 2002 and (3) our European minority partners' share ($0.7 million, net of tax) of the $2.1 million gain recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

    Consolidated income (loss) before extraordinary item increased
$25.0 million to income of $20.0 million (6.2% of consolidated revenues) for the second quarter of 2002 from a loss of $5.0 million (1.7% of consolidated revenues) for the second quarter of 2001.

    In the second quarter of 2001, we recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) related to the early retirement of the 11 1/8% senior subordinated notes in conjunction with our underwritten public offering of the 8 5/8% notes. The charge consisted primarily of the write-off of unamortized deferred financing costs associated with the extinguished debt.

    As a result of the foregoing factors, consolidated net income (loss) increased $29.7 million to income of $20.0 million (6.2% of consolidated revenues) for the second quarter of 2002 from a loss of $9.7 million (3.3% of consolidated revenues) for the second quarter of 2001.

    As noted in Note 10, Segment Information, of Notes to Consolidated Financial Statements, Adjusted EBITDA, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest, is used as our internal measurement of the financial performance of our operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes.

    As a result of the foregoing factors, consolidated Adjusted EBITDA increased $11.6 million, or 15.3%, to $87.2 million (26.9% of consolidated revenues) for the second quarter of 2002 from $75.6 million (25.8% of consolidated revenues) for the second quarter of 2001. Excluding the $1.9 million of development costs, net of recorded revenues, for the second quarter of 2002 and

                           IRON MOUNTAIN INCORPORATED

$1.2 million of development costs, net of recorded revenues, for the second quarter of 2001 related to our new technology-related service offerings, Adjusted EBITDA margins were 27.6% and 26.2% for the second quarter of 2002 and 2001, respectively.

    Adjusted EBITDA as a percent of segment revenue for our business records management segment increased from 27.5% to 27.8%, primarily due to an increase in gross margin as a result of labor and transportation efficiencies generated by the increasing scale of our business, efficiencies gained through the integration of Pierce Leahy and lower cost of sales associated with a reduction in non-rent occupancy costs, including utilities, as a percentage of segment revenue. This increase was partially offset by: (1) an increase in cost of sales from higher insurance premiums for property and casualty insurance; and (2) an increase in the provision for doubtful accounts. Revenue in our business records management segment increased 7.9% of which less than 1.0% related to acquisitions. The remainder related to internal growth primarily from increases in volume stored by existing and new customers. Service revenue grew at approximately the same rate as storage revenue.

    Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 26.5% to 30.3% primarily due to an increase in gross margin as a result of improved labor and transportation management. Reductions in overhead spending related to recruiting, travel and entertainment and communication costs also contributed to increasing Adjusted EBITDA. This increase was partially offset by: (1) an increase in cost of sales from higher insurance premiums for property and casualty insurance; and (2) an increase in the provision for doubtful accounts. Revenue in our off-site data protection segment increased 13.4% and was primarily attributable to internal revenue growth from both existing and new customers.

    Adjusted EBITDA as a percent of segment revenue for our international segment increased from 22.4% to 24.8% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; (2) improved gross margins from our European operations; and (3) reduced bad debt expense. This increase was partially offset by (1) higher insurance premiums for property and casualty insurance;
(2) increased overhead expenses associated with the expansion of our emerging international businesses; and (3) reduced margins in our South American operations due to the deteriorating economic conditions and devaluation of the currency in Argentina. Revenue in our international segment increased 13.3% and was primarily attributable to increases in volume stored and related services from both existing and new customers and large service projects in Canada and the United Kingdom. The increase in revenues as measured in U.S. dollars was partially offset by unfavorable currency fluctuations.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

    For the six months ended June 30, 2002, our consolidated revenues increased $59.4 million, or 10.3%, to $636.7 million from $577.3 million for the same period of 2001. Internal revenue growth for the first six months of 2002 was 8.9%, comprised of 8.5% for storage revenue and 9.6% for service revenue. We calculate internal revenue growth in local currency for our international operations.

    Consolidated storage revenues increased $30.7 million, or 9.0%, to $370.4 million for the first six months of 2002 from $339.8 million for the first six months of 2001. The increase was primarily attributable to:
(1) internal revenue growth of 8.5% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions. The total increase in storage revenues was partially offset by the unfavorable effects of foreign currency translation of $2.1 million as a result of the strengthening of the U.S. dollar against certain currencies,

                           IRON MOUNTAIN INCORPORATED

primarily the Argentine peso, the Canadian dollar, and the British pound sterling, based on an analysis of the weighted daily average rates for the comparable periods.

    Consolidated service and storage material sales revenues increased
$28.7 million, or 12.1%, to $266.2 million for the first six months of 2002 from $237.5 million for the first six months of 2001. The increase was primarily attributable to: (1) internal revenue growth of 9.6% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $1.2 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Argentine peso, the Canadian dollar, and the British pound sterling, based on an analysis of the weighted daily average rates for the comparable periods.

    Consolidated cost of sales (excluding depreciation) increased
$20.8 million, or 7.4%, to $299.6 million (47.1% of consolidated revenues) for the first six months of 2002 from $278.9 million (48.3% of consolidated revenues) for the first six months of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth. The decrease as a percent of consolidated revenues is primarily attributable to:
(1) improved labor management in our North American operations (a decrease of 0.5%); (2) improved transportation efficiencies (a decrease of 0.4%); and
(3) improved management of our North American facilities costs including rent (a decrease of 0.2%) and decreased utility costs in comparison to high levels in 2001 (a decrease of 0.4%) offset by increased insurance expense due to higher premiums for property and casualty insurance (an increase of 0.3%). Improvements in labor and increased transportation efficiencies are the result of the increased scale of our business and efficiencies gained through our merger integration with Pierce Leahy.

    Consolidated selling, general and administrative expenses increased
$18.2 million, or 12.2%, to $167.2 million (26.3% of consolidated revenues) for the first six months of 2002 from $149.0 million (25.8% of consolidated revenues) for the first six months of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the increase as a percent of consolidated revenues was primarily attributable to:
(1) expenditures for marketing and information technology initiatives related to the development of our technology-based service offerings (an increase of 0.3%);
(2) increased information technology costs primarily as a result of higher data communications costs resulting from network deployment and migration activities (an increase of 0.3%); (3) increased investment in our sales force (an increase of 0.3%); and (4) increased bad debt expense (an increase of 0.2%). This increase as a percentage of consolidated revenues was offset by improvements in labor absorption (a decrease of 0.2%) and reductions in recruiting and travel and entertainment expenses (a decrease of 0.4%) in our North American operations.

    Consolidated depreciation and amortization expense decreased $22.0 million, or 29.9%, to $51.5 million (8.1% of consolidated revenues) for the first six months of 2002 from $73.5 million (12.7% of consolidated revenues) for the first six months of 2001. Depreciation expense increased $8.3 million, primarily due to the additional depreciation expense related to the 2001 and 2002 acquisitions and capital expenditures including storage systems, information systems and expansion of storage capacity in existing facilities. Amortization expense decreased $30.3 million, primarily due to eliminating amortization expense related to the goodwill in accordance with SFAS No. 142 (See Note 5, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements).

    Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were

                           IRON MOUNTAIN INCORPORATED

$0.6 million (0.1% of consolidated revenues) for the first six months of 2002 compared to $1.2 million (0.2% of consolidated revenues) for the same period of 2001.

    As a result of the foregoing factors, consolidated operating income increased $43.1 million, or 57.6%, to $117.8 million (18.5% of consolidated revenues) for the first six months of 2002 from $74.7 million (12.9% of consolidated revenues) for the first six months of 2001.

    Consolidated interest expense, net decreased $2.4 million, or 3.5%, to $65.7 million for the first six months of 2002 from $68.0 million for the first six months of 2001. This decrease was primarily attributable to a decline in our overall weighted average interest rate as a result of a general decline in interest rates coupled with our refinancing efforts. Savings attributable to these rate reductions have been partially offset by interest expense attributable to increased long-term borrowings through our 2001 bond offerings.

    Consolidated other income, net was $7.9 million for the first six months of 2002 compared to other expense, net of $2.2 million for the first six months of 2001. The change was primarily attributable to a non-cash foreign currency gain of $6.3 million recorded in the first six months of 2002 primarily due to the effect of the strengthening of the Canadian dollar and British pound against the U.S. dollar as they relate to our intercompany balances with our Canadian and European subsidiaries, based on period-end exchange rates. During the first six months of 2001 these currencies had weakened compared to the U.S. dollar and resulted in a non-cash foreign currency loss of $2.2 million recorded in the first six months of 2001, based on period-end exchange rates. The increase in other income, net is also attributable to a gain of $2.1 million recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002. No such gain was recorded in 2001.

    As a result of the foregoing factors, consolidated income before provision for income taxes and minority interests increased $55.5 million to $60.0 million (9.4% of consolidated revenues) for the first six months of 2002 from $4.5 million (0.8% of consolidated revenues) for the first six months of 2001.

    The provision for income taxes was $24.7 million for the first six months of 2002 compared to $7.3 million for the first six months of 2001. The effective rate was 41.1% for the first six months of 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was 160.6% for the first six months of 2001. During 2001, we amortized non-deductible goodwill for book purposes, however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit). There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions, the need for additional valuation allowances and changes with respect to nondeductible foreign currency gains (losses). Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

    Minority interest in earnings (losses) of subsidiaries increased
$3.0 million to income of $2.1 million (0.3% of consolidated revenues) for the first six months of 2002 from a loss of $1.0 million (0.2% of consolidated revenues) for the first six months of 2001. This represents our minority partners' share of earnings (losses) in our majority owned international subsidiaries that are consolidated in operating results. The increase is primarily a result of (1) the elimination of goodwill amortization expense in accordance with SFAS No. 142, (2) increased profitability in our emerging business in Europe and (3) our European minority partners' share ($0.7 million, net of tax) of the $2.1 million gain recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

                           IRON MOUNTAIN INCORPORATED

    Consolidated income (loss) before extraordinary item and cumulative effect of change in accounting principle increased $35.1 million to income of $33.3 million (5.2% of consolidated revenues) for the first six months of 2002 from a loss of $1.8 million (0.3% of consolidated revenues) for the first six months of 2001.

    In the first quarter of 2002, we recorded an extraordinary charge of $0.8 million (net of tax benefit of $0.4 million) related to the early retirement of debt in conjunction with the refinancing of our credit facility. In the second quarter of 2001, we recorded an extraordinary charge of $4.8 million (net of tax benefit of $3.3 million) related to the early retirement of the 11 1/8% senior subordinated notes in conjunction with our underwritten public offering of the 8 5/8% notes. The charges consisted primarily of the write-off of unamortized deferred financing costs associated with the extinguished debt.

    In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in 2001.

    As a result of the foregoing factors, consolidated net income (loss) increased $32.7 million to income of $26.1 million (4.1% of consolidated revenues) for the first six months of 2002 from a loss of $6.5 million (1.1% of consolidated revenues) for the first six months of 2001.

    As noted in Note 10, Segment Information, of Notes to Consolidated Financial Statements, Adjusted EBITDA, defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest, is used as our internal measurement of the financial performance of our operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes.

    As a result of the foregoing factors, consolidated Adjusted EBITDA increased $20.5 million, or 13.7%, to $169.9 million (26.7% of consolidated revenues) for the first six months of 2002 from $149.4 million (25.9% of consolidated revenues) for the first six months of 2001. Excluding the $3.7 million of development costs, net of recorded revenues, for the first six months of 2002 and $2.1 million of development costs, net of recorded revenues, for the first six months of 2001 related to our new technology-related service offerings, Adjusted EBITDA margins were 27.3% and 26.2% for the first six months of 2002 and 2001, respectively.

    Adjusted EBITDA as a percent of segment revenue for our business records management segment increased from 27.0% to 27.3%, primarily due to an increase in gross margin as a result of labor and transportation efficiencies generated by the increasing scale of our business, efficiencies gained through the integration of Pierce Leahy and lower cost of sales associated with utilities as a percentage of segment revenue. This increase was partially offset by: (1) an increase in cost of sales from higher insurance premiums for property and casualty insurance; and (2) increased overhead expenses from information technology spending including higher data communications costs resulting from network deployment and migration activities. Revenue in our business records management segment increased 7.5% of which less than 1.0% related to acquisitions. The remainder related to internal growth primarily from increases in volume stored by existing and new customers. Service revenue grew at approximately the same rate as storage revenue.

    Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 25.3% to 28.7% primarily due to an increase in gross margin as a result of improved labor and transportation management. Reductions in overhead spending related to recruiting, travel and entertainment and communications costs also contributed to increasing Adjusted EBITDA. This

                           IRON MOUNTAIN INCORPORATED

increase was partially offset by: (1) an increase in cost of sales from higher insurance premiums for property and casualty insurance; and (2) an increase in the provision for doubtful accounts. Revenue in our off-site data protection segment increased 14.7% and was primarily attributable to internal revenue growth from both existing and new customers.

    Adjusted EBITDA as a percent of segment revenue for our international segment increased from 22.9% to 25.0% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; and (2) improved gross margins from our European operations; and (3) reduced bad debt expense. This increase was partially offset by higher insurance premiums for property and casualty insurance and reduced margins in our South American operations due to the deteriorating economic conditions and devaluation of the currency in Argentina. Revenue in our international segment increased 15.5% and was primarily attributable to increases in volume stored and related service from both existing and new customers and large service projects in Canada and the United Kingdom. The increase in revenues as measured in U.S. dollars was partially offset by unfavorable currency fluctuations.

LIQUIDITY AND CAPITAL RESOURCES

    On March 15, 2002, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if our 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007 the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. The margin applicable to the term loan under the Amended and Restated Credit Agreement is lower than the margin applicable to term loans under our prior credit agreement and has resulted in reduced interest expense on our borrowings as compared to the previous credit agreement. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of June 30, 2002, we had $130.1 million of borrowings under our revolving credit facility, all of which was denominated in Canadian dollars in the amount of 197.5 million. We also had various outstanding letters of credit totaling $27.8 million. The remaining availability under the revolving credit facility was $242.1 million as of June 30, 2002.

                           IRON MOUNTAIN INCORPORATED

    We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt totaled $1,487.2 million as of June 30, 2002 and was comprised of the following:

Revolving Credit Facility...................................    $  130,086
Term Loan...................................................       250,000
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8%
 notes")....................................................       115,551
8 1/8% Senior Notes due 2008 (the "Subsidiary notes").......       123,712
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4%
 notes")....................................................       249,707
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4%
 notes")....................................................       149,603
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8%
 notes")....................................................       437,923
Real estate mortgages.......................................        18,551
Seller Notes................................................        12,305
Other.......................................................        38,516
                                                                ----------
Total Debt..................................................     1,525,954
Less Current Portion........................................       (38,753)
                                                                ----------
Long-term Debt, Net of Current Portion......................    $1,487,201
                                                                ==========

    The indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, in the event our debt rating changes, this event would not trigger a default under our indentures and other agreements governing our indebtedness.

    Our key bond leverage ratio of indebtedness to Adjusted EBITDA, as calculated per our bond indenture agreements, decreased from 5.2 as of December 31, 2001 to 4.6 as of June 30, 2002. We expect this ratio to generally be in the range of 4.5 to 5.5. In the event that our outstanding synthetic lease balance were to be recharacterized as debt, as a result of proposed changes to current accounting standards, we would reclassify recorded rent expense to interest expense and record depreciation expense. If this recharacterization were to have occurred, our bond leverage ratio would have been 5.0 as of June 30, 2002.

    Our ability to pay interest on or to refinance our indebtedness depends on our future performance, working capital levels and capital structure which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control. There can be no assurance that we will generate sufficient cash flow from our operations or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

    We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

    We are a party to numerous operating leases. No material changes in the obligations associated with these leases has occurred since December 31, 2001. See our Annual Report on Form 10-K for the year ended December 31, 2001 for amounts outstanding at December 31, 2001.

    Under our synthetic lease facilities, special purpose entities are established to acquire properties and subsequently lease those properties to us. Neither we nor any of our related parties have invested, either via debt obligations or equity, in these special purpose entities. Our obligations under our

                           IRON MOUNTAIN INCORPORATED

synthetic lease facilities are considered indebtedness for purposes of financial covenants under the Amended and Restated Credit Agreement. As of June 30, 2002, our synthetic leasing program consisted of three synthetic lease facilities that had a total capacity of $203.9 million of which $175.0 million had been utilized for property acquisitions and $28.9 million is currently available for future property acquisitions.

    We have entered into these synthetic leases because we believe they afford meaningful benefits. Such benefits include rental payments below those available from traditional landlords and developers, and tax benefits and control provisions normally associated with direct ownership. Each of the leases under our synthetic lease facilities has a five to six and one-half year term for specified records storage warehouses; commencement dates for these leases range from 1998 to 2002. During the six months ended June 30, 2002, we recorded
$5.0 million in rent expense on our statement of operations related to these lease commitments. We had synthetic lease facilities related to properties with a lessor's original cost of $175.0 million and $151.9 million as of June 30, 2002 and December 31, 2001, respectively. If on January 1, 2002, the original cost of properties under synthetic lease facilities had equaled $175.0 million, rent expense for the six months ended June 30, 2002 would have been approximately $6.1 million. See "--Critical Accounting Policies" in this
Form 10-Q.

    Cash and cash equivalents increased from $21.4 million at December 31, 2001 to $26.1 million at June 30, 2002.

    Net cash provided by operations was $98.1 million for the first six months of 2002 compared to $62.8 million for the same period in 2001. The increase resulted primarily from an increase in operating income, accrued expenses, deferred revenue, deferred income taxes, and a decrease in prepaid expenses, which was partially offset by an increase in accounts receivable and a decrease in accounts payable.

    We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate;
(2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the first six months of 2002 amounted to $105.6 million, $14.7 million and $2.7 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. In addition, we received proceeds from sales of property and equipment of $6.3 million in the first six months of 2002. Included in capital expenditures for the first six months of 2002 is $8.3 million related to our technology-based service offerings. Excluding our technology-based service offerings and any potential acquisitions, we expect to invest between $175.0 million and $200.0 million on capital investments for the full year 2002.

    Net cash provided by financing activities was $23.0 million for the first six months of 2002, consisting primarily of the proceeds from borrowings under our credit facilities of $176.4 million, which was partially offset by net repayment of term loans of $98.8 million and repayment of debt under our credit facilities and other debt of $54.2 million.

RECENT PRONOUNCEMENTS

    In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than

                           IRON MOUNTAIN INCORPORATED

January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $4.8 million, net of tax for the six month period ended June 30, 2001 and $0.8 million, net of tax for the six month period ended
June 30, 2002 will be reclassified to conform to the requirements under SFAS No. 145.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 31, 2002. We are in the process of assessing the impact of SFAS No. 146 on our consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes in market risk from the December 31, 2001 disclosures included in our Annual Report on Form 10-K.

INTEREST RATE RISK

    In December 2000 and January 2001, we entered into certain derivative financial contracts, which are variable-for-fixed swaps of interest payments payable on our term loan of an aggregate principal amount of $195.5 million and $47.5 million of rental payments payable on certain variable operating lease commitments.

    After taking into account the swap contracts mentioned above, as of June 30, 2002, we had $211.0 million of variable rate debt outstanding with a weighted average variable interest rate of 5.0%, and $1,314.9 million of fixed rate debt outstanding. Over 85% of total debt outstanding is fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the three and six-month periods ended June 30, 2002 by $0.2 million and $0.5 million, respectively. See Note 7 of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 28, 2002.

                           IRON MOUNTAIN INCORPORATED

CURRENCY RISK

    Our investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain Incorporated and our U.S. based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. We have attempted to limit our exposure to exchange rate fluctuations through borrowings of Canadian dollars in the U.S. at a level that approximates the U.S. dollar denominated borrowings of Iron Mountain Canada Corporation. However, our currency exposures to intercompany borrowings are unhedged. At June 30, 2002, we did not have any outstanding foreign currency hedging contracts.

    The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business.

FORWARD LOOKING STATEMENTS

    This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans or current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from those contemplated in the forward-looking statements. Such factors include, but are not limited to: (i) the cost and availability of financing for contemplated growth; (ii) changes in customer preferences and demand for our services; (iii) changes in the price for our services relative to the cost of providing such services; (iv) the possibility that business partners upon which we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; (v) changes in the political and economic environments in the countries in which our international subsidiaries operate; (vi) in the various digital businesses on which we are embarking, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (vii) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (viii) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

                           IRON MOUNTAIN INCORPORATED

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    On March 28, 2002, Iron Mountain and Iron Mountain Information Management, Inc., one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned IRON MOUNTAIN INCORPORATED AND IRON MOUNTAIN INFORMATION MANAGEMENT, INC., V. J. PETER PIERCE, DOUGLAS B. HUNTLEY, J. MICHAEL GOLD, FRED A. MATHEWSON, JR., MICHAEL DIIANNI,
J. ANTHONY HAYDEN, PIONEER CAPITAL, LLC, AND SEQUEDEX, LLC. In the complaint, we allege that defendant J. Peter Pierce, a member of our Board of Directors and the former President of Iron Mountain Information Management, Inc. until his termination without cause effective June 30, 2000, has violated and is continuing to violate his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with Iron Mountain, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex, LLC. Sequedex was established in October 2000, and competes directly with us in the records and information management services industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, have misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with Iron Mountain Information Management, Inc., dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002 Iron Mountain also initiated an arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, office of the American Arbitration Association on account of an arbitration clause in the employment agreement between Iron Mountain and Mr. Pierce. In the arbitration, Mr. Pierce has counterclaimed for indemnification of his expenses, including attorneys' fees. We have disputed
Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding, which is currently scheduled for hearings in January 2003. We intend to prosecute the arbitration proceeding and the litigation vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY-HOLDERS

    The following matters were voted on by the Company's shareholders at its Annual Meeting of Shareholders held on May 23, 2002 (the "2002 Annual Meeting").

(A) ELECTION OF CLASS III DIRECTORS

    Election of three (3) Class III directors to serve until the Company's Year 2005 Annual Meeting of Shareholders, or until their successors are elected and qualified.

                                                                   TOTAL VOTE WITHHELD
                                                  TOTAL VOTE FOR        FROM EACH
                                                  EACH DIRECTOR         DIRECTOR         BROKER NON-VOTES
                                                  --------------   -------------------   ----------------
B. Thomas Golisano..............................    66,892,809          5,418,826               0
John F. Kenny, Jr...............................    63,032,491          9,279,144               0
Vincent J. Ryan.................................    68,965,725          3,345,910               0

    The following directors' terms continued after the 2002 Annual Meeting:
Clarke H. Bailey, Constantin R. Boden, Kent P. Dauten, Eugene B. Doggett, Arthur D. Little, J. Peter Pierce and C. Richard Reese.

(B) CHANGE IN THE COMPANY'S STATE OF INCORPORATION FROM PENNSYLVANIA TO DELAWARE

   FOR      AGAINST    ABSTAIN    BROKER NON-VOTES
----------  --------   --------   ----------------
62,487,482  518,957     82,476      9,222,720

                           IRON MOUNTAIN INCORPORATED

    The change in the Company's State of Incorporation from Pennsylvania to Delaware has not been consummated to date.

(C) APPROVAL OF THE ADOPTION OF THE IRON MOUNTAIN INCORPORATED 2002 STOCK INCENTIVE PLAN

   FOR       AGAINST    ABSTAIN
----------  ---------   --------
67,266,713  4,881,652   163,270

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

EXHIBIT NO.                                     DESCRIPTION
-----------             ------------------------------------------------------------
        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(B) REPORTS ON FORM 8-K

    On June 20, 2002, the Company filed a Current Report on Form 8-K under Items 4 and 7 to announce that the Company had engaged Deloitte & Touche LLP as its independent auditors for the fiscal year ending December 31, 2002 replacing Arthur Andersen LLP in that capacity.

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