Form 10-Q
period 2002-09-30
IRON MOUNTAIN INC/PA
filed 2002-11-14
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                              to

Commission file number 1-13045

IRON MOUNTAIN INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Pennsylvania (State or Other Jurisdiction of Incorporation or Organization)	23-2588479 (I.R.S. Employer Identification No.)
745 Atlantic Avenue, Boston, MA 02111 (Address of Principal Executive Offices, Including Zip Code)

(617) 535-4766
(Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /x/    No / /

        Number of shares of the registrant's Common Stock outstanding as of November 1, 2002: 84,849,558

IRON MOUNTAIN INCORPORATED

Index

			Page
PART I — FINANCIAL INFORMATION
Item 1	—	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets at September 30, 2002 and December 31, 2001 (Unaudited)	3
		Consolidated Statements of Operations for the Three Months Ended September 30, 2002 and 2001 (Unaudited)	4
		Consolidated Statements of Operations for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	5
		Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2002 and 2001 (Unaudited)	6
		Notes to Consolidated Financial Statements (Unaudited)	7-26
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	27-39
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	40-41
Item 4	—	Controls and Procedures	41
PART II — OTHER INFORMATION
Item 1	—	Legal Proceedings	42
Item 6	—	Exhibits and Reports on Form 8-K	42
		Signature	43
		Section 302 Certifications	44-45

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share Data)
(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$27,597	$21,359
Accounts receivable (less allowances of $18,025 and $17,086, respectively)	228,605	219,050
Deferred income taxes	33,306	31,140
Prepaid expenses and other	31,654	37,768

Total Current Assets	321,162	309,317
Property, Plant and Equipment:
Property, plant and equipment	1,422,669	1,190,537
Less—accumulated depreciation	(313,595)	(238,306)

Net Property, Plant and Equipment	1,109,074	952,231
Other Assets, net:
Goodwill	1,524,025	1,529,547
Customer relationships and acquisition costs	45,390	32,884
Deferred financing costs	18,798	19,928
Other	13,793	15,999

Total Other Assets, net	1,602,006	1,598,358

Total Assets	$3,032,242	$2,859,906

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$40,968	$35,256
Accounts payable	61,644	64,596
Accrued expenses	154,772	153,105
Deferred revenue	93,753	85,894
Other current liabilities	18,169	20,158

Total Current Liabilities	369,306	359,009
Long-term Debt, net of current portion	1,546,482	1,460,843
Other Long-term Liabilities	24,830	23,705
Deferred Rent	19,011	17,884
Deferred Income Taxes	80,408	47,213
Commitments and Contingencies
Minority Interests	59,754	65,293
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 84,833,001 shares and 84,294,315 shares, respectively)	848	843
Additional paid-in capital	1,015,982	1,006,836
Accumulated deficit	(61,887)	(103,695)
Accumulated other comprehensive items	(22,492)	(18,025)

Total Shareholders' Equity	932,451	885,959

Total Liabilities and Shareholders' Equity	$3,032,242	$2,859,906

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2002	2001
Revenues:
Storage	$191,377	$175,012
Service and storage material sales	137,214	116,661

Total Revenues	328,591	291,673
Operating Expenses:
Cost of sales (excluding depreciation)	149,336	139,918
Selling, general and administrative	83,805	76,822
Depreciation and amortization (see Note 5)	29,089	38,921
Merger-related expenses	190	1,049

Total Operating Expenses	262,420	256,710

Operating Income	66,171	34,963
Interest Expense, Net	36,017	33,421
Other Expense, Net	(2,829)	(13,845)

Income (Loss) Before Provision for Income Taxes and Minority Interest	27,325	(12,303)
Provision for Income Taxes	11,241	3,440
Minority Interest in Earnings of Subsidiaries	387	27

Income (Loss) before Extraordinary Item	15,697	(15,770)
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit of $4,861)	—	(7,039)

Net Income (Loss)	$15,697	$(22,809)

Net Income (Loss) per Share—Basic:
Income (Loss) before Extraordinary Item	$0.19	$(0.19)
Extraordinary Charge from Early Extinguishment of Debt	—	(0.08)

Net Income (Loss) per Share—Basic	$0.19	$(0.27)

Net Income (Loss) per Share—Diluted:
Income (Loss) before Extraordinary Item	$0.18	$(0.19)
Extraordinary Charge from Early Extinguishment of Debt	—	(0.08)

Net Income (Loss) per Share—Diluted	$0.18	$(0.27)

Weighted Average Common Shares Outstanding—Basic	84,769	83,888

Weighted Average Common Shares Outstanding—Diluted	85,997	83,888

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Revenues:
Storage	$561,797	$514,768
Service and storage material sales	403,460	354,161

Total Revenues	965,257	868,929
Operating Expenses:
Cost of sales (excluding depreciation)	448,937	418,768
Selling, general and administrative	250,963	225,825
Depreciation and amortization (see Note 5)	80,629	112,427
Merger-related expenses	770	2,227

Total Operating Expenses	781,299	759,247

Operating Income	183,958	109,682
Interest Expense, Net	101,685	101,451
Other Income (Expense), Net	5,092	(16,017)

Income (Loss) Before Provision for Income Taxes and Minority Interest	87,365	(7,786)
Provision for Income Taxes	35,942	10,694
Minority Interest in Earnings (Losses) of Subsidiaries	2,442	(943)

Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	48,981	(17,537)
Extraordinary Charge from Early Extinguishment of Debt (net of tax benefit of $445 and $8,161)	(777)	(11,819)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—

Net Income (Loss)	$41,808	$(29,356)

Net Income (Loss) per Share—Basic:
Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$0.58	$(0.21)
Extraordinary Charge from Early Extinguishment of Debt	(0.01)	(0.14)
Cumulative Effect of Change in Accounting Principle	(0.08)	—

Net Income (Loss) per Share—Basic	$0.49	$(0.35)

Net Income (Loss) per Share—Diluted:
Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	$0.57	$(0.21)
Extraordinary Charge from Early Extinguishment of Debt	(0.01)	(0.14)
Cumulative Effect of Change in Accounting Principle	(0.07)	—

Net Income (Loss) per Share—Diluted	$0.49	$(0.35)

Weighted Average Common Shares Outstanding—Basic	84,558	83,505

Weighted Average Common Shares Outstanding—Diluted	86,026	83,505

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (Loss)	$41,808	$(29,356)
Adjustments to reconcile net income (loss) to income (loss) before extraordinary item and cumulative effect of change in accounting principle:
Extraordinary charge from early extinguishment of debt (net of tax benefit of $445 and $8,161)	777	11,819
Cumulative effect of change in accounting principle (net of minority interest)	6,396	—

Income (Loss) before extraordinary item and cumulative effect of change in accounting principle	48,981	(17,537)
Adjustments to reconcile income (loss) before extraordinary item and cumulative effect of change in accounting principle to cash provided by operating activities:
Minority interests	2,442	(943)
Depreciation and amortization	80,629	112,427
Impairment of long-term assets	—	6,925
Amortization of deferred financing costs and bond discount	3,691	3,588
Provision for doubtful accounts	11,143	8,491
Provision for deferred income taxes	33,562	8,614
(Gain) Loss on foreign currency transactions	(3,692)	8,661
Gain on sale of property and equipment	(2,091)	—
Other, net	179	(32)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(19,373)	(30,423)
Prepaid expenses and other current assets	8,898	(7,723)
Deferred income taxes	421	(289)
Accounts payable	(3,845)	8,447
Accrued expenses and other current liabilities	3,416	5,026
Deferred revenue	7,291	2,363
Deferred rent	1,120	1,164
Other assets and long-term liabilities	(324)	(581)

Cash Flows Provided by Operating Activities	172,448	108,178
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(142,018)	(136,771)
Cash paid for acquisitions, net of cash acquired	(22,969)	(54,647)
Additions to customer relationship and acquisition costs	(6,841)	(6,602)
Proceeds from sales of property and equipment	6,331	970

Cash Flows Used in Investing Activities	(165,497)	(197,050)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net repayment of term loans	(98,750)	(750)
Repayment of debt	(80,204)	(115,945)
Proceeds from borrowings	176,528	104,820
Early retirement of senior subordinated notes	—	(304,352)
Net proceeds from sale of senior subordinated notes	—	427,924
Debt repayment to minority shareholders	(3,972)	(3,908)
Equity contributions from minority shareholders	1,113	24,744
Proceeds from exercise of stock options and employee stock purchase plan	6,749	8,453
Financing and stock issuance costs	(2,262)	(166)

Cash Flows (Used in) Provided by Financing Activities	(798)	140,820
Effect of exchange rates on cash and cash equivalents	85	1,990

Increase in Cash and Cash Equivalents	6,238	53,938
Cash and Cash Equivalents, Beginning of Period	21,359	6,200

Cash and Cash Equivalents, End of Period	$27,597	$60,138

Supplemental Information:
Cash Paid for Interest	$96,763	$82,455

Cash Paid for Income Taxes	$1,810	$2,462

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 2001 has been derived from the consolidated financial statements that have been audited by our predecessor independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2001.

        Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 presentation.

(2) New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $11.8 million, net of tax benefit for the nine month period ended September 30, 2001, and $0.8 million, net of tax benefit for the nine month period ended September 30, 2002, will be reclassified to other income (expense), net in the accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 31, 2002. We are in the process of assessing the impact, if any, of SFAS No. 146 on our consolidated financial statements.

(3) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Comprehensive Income (Loss):
Net Income (Loss)	$15,697	$(22,809)	$41,808	$(29,356)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,490	(2,215)	3,315	(3,265)
Transition Adjustment Charge	—	—	—	(214)
Unrealized Loss on Hedging Contracts	(4,645)	(11,693)	(7,782)	(13,387)

Comprehensive Income (Loss)	$14,542	$(36,717)	$37,341	$(46,222)

(4) Derivative Instruments and Hedging Activities

        Effective January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of $214 as of March 31, 2001.

        Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction.

        Effective during the first and second quarters of 2001, we have entered into three interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan as well as certain variable operating lease commitments. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Specifically, we chose to swap the interest rates on $195,500 of floating rate debt to fixed rate and the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. Since that time, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $21,782 and $9,857 at September 30, 2002 and

December 31, 2001, respectively. In accordance with SFAS No. 133, we have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive loss of $21,782 ($9,000 recorded in accrued expenses and $12,782 recorded in other long-term liabilities), $7,929 and $13,853, respectively, as of September 30, 2002.

        As a result of the foregoing, for the three and nine months ended September 30, 2002, we recorded additional interest expense of $1,881 and $5,560 resulting from interest rate swap settlements and $452 and $1,330 in additional rent expense, respectively. For the three and nine months ended September 30, 2001, we recorded additional interest expense of $919 and $1,375 resulting from interest rate swap settlements and $219 and $352 in additional rent expense, respectively. All interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

(5) Goodwill and Other Intangible Assets

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2001, goodwill amortization expense would have been reduced by $14,735 and $44,213 for the three and nine months ended September 30, 2001, respectively.

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

        We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by another unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed our portion of the non-cash goodwill impairment charge ($6,396).

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended September 30, 2002 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2001	$985,038	$236,850	$265,760	$41,899	$1,529,547
Goodwill acquired during the period	573	899	—	9,870	11,342
Adjustments to purchase reserves	(3,521)	(144)	342	(168)	(3,491)
Fair value adjustments	(1,955)	94	20	(624)	(2,465)
Other adjustments and currency effects	(595)	(923)	5,446	47	3,975
Impairment losses	—	—	(14,883)	—	(14,883)

Balance as of September 30, 2002	$979,540	$236,776	$256,685	$51,024	$1,524,025

        In connection with adopting SFAS No. 142, we reassessed the useful lives and the classification of our identifiable intangible assets and determined the useful lives of customer relationships and acquisition costs to be between 5 and 30 years. The components of our amortizable intangible assets at September 30, 2002 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$55,465	$10,075	$45,390
Non-Compete Agreements	20,090	15,306	4,784
Deferred Financing Costs	24,742	5,944	18,798

Total	$100,297	$31,325	$68,972

        Actual results of operations for the three month and nine month periods ended September 30, 2002 and pro forma results of operations for the three month and nine month periods ended September 30, 2001 had we applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income (Loss) before Provision for Income Taxes and Minority Interest	$27,325	$(12,303)	$87,365	$(7,786)
Add: Goodwill Amortization	—	14,735	—	44,213
Provision for Income Taxes	11,241	7,747	35,942	26,310
Minority Interest in Earnings of Subsidiaries	387	811	2,442	1,347

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	15,697	(6,126)	48,981	8,770
Extraordinary Charge from Early Extinguishment of Debt	—	(7,039)	(777)	(11,819)
Cumulative Effect of Change in Accounting Principle	—	—	(6,396)	—

Net Income (Loss)	$15,697	$(13,165)	$41,808	$(3,049)

Net Income (Loss) per Share—Basic
Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle, as Reported	$0.19	$(0.19)	$0.58	$(0.21)
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	—	0.11	—	0.32

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	0.19	(0.07)	0.58	0.11
Extraordinary Charge from Early Extinguishment of Debt	—	(0.08)	(0.01)	(0.14)
Cumulative Effect of Change in Accounting Principle	—	—	(0.08)	—

Net Income (Loss) per Share—Basic	$0.19	$(0.16)	$0.49	$(0.04)

Net Income (Loss) per Share—Diluted
Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle, as Reported	$0.18	$(0.19)	$0.57	$(0.21)
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	—	0.11	—	0.31

Adjusted Income (Loss) before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	0.18	(0.07)	0.57	0.10
Extraordinary Charge from Early Extinguishment of Debt	—	(0.08)	(0.01)	(0.14)
Cumulative Effect of Change in Accounting Principle	—	—	(0.07)	—

Net Income (Loss) per Share—Diluted	$0.18	$(0.16)	$0.49	$(0.04)

(6) Acquisitions

        During the nine months ended September 30, 2002, we purchased substantially all of the assets, and assumed certain liabilities, of five businesses.

        Each of the 2002 acquisitions and all 16 of the records management businesses acquired during 2001 were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. In connection with certain 2001 acquisitions, related real estate was also purchased. For the 2002 acquisitions, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $11,342 which has been assigned to goodwill and, consistent with SFAS No. 142, has not been amortized. Included in cash paid for acquisitions in the consolidated statements of cash flows for the first nine months of 2002 is a $7,165 contingent payment that was paid during the third quarter of 2002 related to an acquisition made in 2000.

        In connection with the 2002 and 2001 acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. These restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters primarily include completion of planned abandonments of facilities and employee severance costs for certain 2002 and 2001 acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Nine Months Ended September 30, 2002	Year Ended December 31, 2001
Reserves, Beginning Balance	$16,225	$28,514
Reserves Established	1,314	3,751
Expenditures	(4,789)	(7,805)
Adjustments to Goodwill, including currency effect	(3,961)	(8,235)

Reserves, Ending Balance	$8,789	$16,225

        At September 30, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $5,768, severance costs for approximately two people of $656 and other exit costs of $2,365. These accruals are expected to be used prior to September 30, 2003 except for lease losses of $3,447 and severance contracts of $458, both of which are based on contracts that extend beyond one year.

(7) Long-term Debt

        Long-term debt consists of the following:

	September 30, 2002		December 31, 2001
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility	$100,229	$100,229	$—	$—
Tranche A Term Loan	—	—	150,000	150,000
Tranche B Term Loan	—	—	198,750	198,750
Term Loan	250,000	250,000	—	—
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	115,773	122,400	115,106	126,000
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	124,189	132,300	122,758	136,350
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,717	253,750	249,687	257,500
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,614	147,000	149,580	151,875
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	437,855	439,350	438,059	448,050
Real estate mortgages	18,263	18,263	19,337	19,337
Seller Notes	12,535	12,535	12,383	12,383
Capital Leases and Other (See Note 12)	129,275	129,275	40,439	40,439

Total Debt	1,587,450		1,496,099
Less Current Portion	(40,968)		(35,256)

Long-term Debt, Net of Current Portion	$1,546,482		$1,460,843

        The estimated fair values for the long-term debt are based on the borrowing rates available to us at September 30, 2002 and December 31, 2001 for loans with similar terms and average maturities. The fair values of the 9 1/8% notes, 8 3/4% notes, 8 1/4% notes and 8 5/8% notes (collectively, the "Parent notes") and the Subsidiary notes are based on the quoted market prices for those notes on September 30, 2002 and December 31, 2001.

        On March 15, 2002, we entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if the 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007, the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of September 30, 2002, we had $100,229 of borrowings under our revolving credit facility, all of which was denominated in Canadian dollars in the amount of CAD 158,190. We also had various outstanding letters of credit totaling $27,018. The remaining availability under the revolving credit facility was $272,753 as of September 30, 2002.

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

(8) Selected Financial Information of Parent, Guarantors and Non-guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of September 30, 2002 and December 31, 2001 and for the three and nine month periods ended September 30, 2002 and 2001. The Guarantors column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company") and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes issued by Canada Company. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

	September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$22,404	$2,971	$2,222	$—	$27,597
Accounts Receivable	—	190,336	12,632	25,637	—	228,605
Intercompany Receivable	759,945	—	—	13,516	(773,461)	—
Other Current Assets	—	57,887	1,550	5,523	—	64,960

Total Current Assets	759,945	270,627	17,153	46,898	(773,461)	321,162
Property, Plant and Equipment, Net	—	905,569	76,601	126,904	—	1,109,074
Other Assets, Net:
Long-term Intercompany Receivable	17,725	—	—	—	(17,725)	—
Long-term Notes Receivable from Affiliates	1,103,022	—	—	—	(1,103,022)	—
Investment in Subsidiaries	370,880	82,294	—	—	(453,174)	—
Goodwill	—	1,264,936	116,537	132,811	9,741	1,524,025
Other	22,996	51,185	9,762	1,109	(7,071)	77,981

Total Other Assets, Net	1,514,623	1,398,415	126,299	133,920	(1,571,251)	1,602,006

Total Assets	$2,274,568	$2,574,611	$220,053	$307,722	$(2,344,712)	$3,032,242

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$612,815	$93,435	$67,211	$(773,461)	$—
Other Current Liabilities	36,645	240,692	16,826	75,143	—	369,306
Long-term Debt, Net of Current Portion	1,305,472	89,722	126,046	25,242	—	1,546,482
Long-term Intercompany Payable	—	17,725	—	—	(17,725)	—
Long-term Notes Payable to Affiliates	—	1,103,022	—	—	(1,103,022)	—
Other Long-term Liabilities	—	125,230	963	5,127	(7,071)	124,249
Commitments and Contingencies
Minority Interests	—	—	—	3,006	56,748	59,754
Shareholders' Equity (Deficit)	932,451	385,405	(17,217)	131,993	(500,181)	932,451

Total Liabilities and Shareholders' Equity	$2,274,568	$2,574,611	$220,053	$307,722	$(2,344,712)	$3,032,242

	December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,395	$1,696	$8,268	$—	$21,359
Accounts Receivable	—	181,640	14,415	22,995	—	219,050
Intercompany Receivable	685,601	—	—	24,404	(710,005)	—
Other Current Assets	—	64,378	460	4,094	(24)	68,908

Total Current Assets	685,601	257,413	16,571	59,761	(710,029)	309,317
Property, Plant and Equipment, Net	—	778,804	72,839	100,588	—	952,231
Other Assets, Net:
Long-term Intercompany Receivable	45,193	—	—	—	(45,193)	—
Long-term Notes Receivable from Affiliates	1,086,823	—	—	—	(1,086,823)	—
Investment in Subsidiaries	379,816	82,434	—	—	(462,250)	—
Goodwill	—	1,261,598	115,832	141,463	10,654	1,529,547
Other	31,419	40,660	11,754	1,085	(16,107)	68,811

Total Other Assets, Net	1,543,251	1,384,692	127,586	142,548	(1,599,719)	1,598,358

Total Assets	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$560,699	$92,555	$56,751	$(710,005)	$—
Other Current Liabilities	34,526	233,111	16,786	74,610	(24)	359,009
Long-term Debt, Net of Current Portion	1,308,367	1,289	125,075	26,112	—	1,460,843
Long-term Intercompany Payable	—	45,193	—	—	(45,193)	—
Long-term Notes Payable to Affiliates	—	1,086,823	—	—	(1,086,823)	—
Other Long-term Liabilities	—	98,481	887	5,541	(16,107)	88,802
Commitments and Contingencies
Minority Interests	—	—	—	(1,352)	66,645	65,293
Shareholders' Equity (Deficit)	885,959	395,313	(18,307)	141,235	(518,241)	885,959

Total Liabilities and Shareholders' Equity	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

	Three Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$166,287	$9,077	$16,013	$—	$191,377
Service and Storage Material Sales	—	116,612	8,848	11,754	—	137,214

Total Revenues	—	282,899	17,925	27,767	—	328,591
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	125,931	9,092	14,313	—	149,336
Selling, General and Administrative	2	73,391	3,344	7,068	—	83,805
Depreciation and Amortization	—	25,735	1,425	1,929	—	29,089
Merger-related Expenses	—	190	—	—	—	190

Total Operating Expenses	2	225,247	13,861	23,310	—	262,420

Operating (Loss) Income	(2)	57,652	4,064	4,457	—	66,171
Interest Expense, Net	2,891	27,698	3,622	1,806	—	36,017
Equity in the Earnings of Subsidiaries	(13,824)	(115)	—	—	13,939	—
Other Income (Expense), Net	4,766	(1,416)	(5,051)	(1,128)	—	(2,829)

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	15,697	28,653	(4,609)	1,523	(13,939)	27,325
Provision (Benefit) for Income Taxes	—	12,110	(1,907)	1,038	—	11,241
Minority Interest in Earnings of Subsidiaries	—	—	—	387	—	387

Net Income (Loss)	$15,697	$16,543	$(2,702)	$98	$(13,939)	$15,697

	Three Months Ended September 30, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$152,553	$8,282	$14,177	$—	$175,012
Service and Storage Material Sales	—	100,341	8,060	8,260	—	116,661

Total Revenues	—	252,894	16,342	22,437	—	291,673
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	119,513	8,940	11,465	—	139,918
Selling, General and Administrative	3	67,967	2,890	5,962	—	76,822
Depreciation and Amortization	—	33,452	2,531	2,938	—	38,921
Merger-related Expenses	—	1,049	—	—	—	1,049

Total Operating Expenses	3	221,981	14,361	20,365	—	256,710

Operating (Loss) Income	(3)	30,913	1,981	2,072	—	34,963
Interest Expense, Net	12,371	15,099	3,968	1,983	—	33,421
Equity in the (Earnings) Losses of Subsidiaries	(3,574)	148	—	—	3,426	—
Other (Expense) Income, Net	(6,970)	(1,244)	(5,637)	6	—	(13,845)

(Loss) Income Before Provision (Benefit) for Income Taxes and Minority Interest	(15,770)	14,422	(7,624)	95	(3,426)	(12,303)
Provision (Benefit) for Income Taxes	—	3,641	(367)	166	—	3,440
Minority Interest in Earnings of Subsidiaries	—	—	—	27	—	27

(Loss) Income before Extraordinary Item	(15,770)	10,781	(7,257)	(98)	(3,426)	(15,770)
Extraordinary Charge from Early Extinguishment of Debt (Net of Tax Benefit of $4,861)	(7,039)	—	—	—	—	(7,039)

Net (Loss) Income	$(22,809)	$10,781	$(7,257)	$(98)	$(3,426)	$(22,809)

	Nine Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$489,370	$26,508	$45,919	$—	$561,797
Service and Storage Material Sales	—	340,786	29,419	33,255	—	403,460

Total Revenues	—	830,156	55,927	79,174	—	965,257
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	380,272	27,775	40,890	—	448,937
Selling, General and Administrative	32	219,417	9,896	21,618	—	250,963
Depreciation and Amortization	—	70,939	4,255	5,435	—	80,629
Merger-related Expenses	—	770	—	—	—	770

Total Operating Expenses	32	671,398	41,926	67,943	—	781,299

Operating (Loss) Income	(32)	158,758	14,001	11,231	—	183,958
Interest Expense, Net	8,691	76,812	11,041	5,141	—	101,685
Equity in the (Earnings) Losses of Subsidiaries	(52,029)	4,438	—	—	47,591	—
Other (Expense) Income, Net	(721)	3,629	769	1,415	—	5,092

Income Before Provision for Income Taxes and Minority Interest	42,585	81,137	3,729	7,505	(47,591)	87,365
Provision for Income Taxes	—	31,257	1,561	3,124	—	35,942
Minority Interest in Earnings of Subsidiaries	—	—	—	2,442	—	2,442

Income before Extraordinary Item and Cumulative Effect of Change in Accounting Principle	42,585	49,880	2,168	1,939	(47,591)	48,981
Extraordinary Charge from Early Extinguishment of Debt (Net of Tax Benefit of $445)	(777)	—	—	—	—	(777)
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$41,808	$49,880	$2,168	$(4,457)	$(47,591)	$41,808

	Nine Months Ended September 30, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$448,794	$24,963	$41,011	$—	$514,768
Service and Storage Material Sales	—	303,856	25,268	25,037	—	354,161

Total Revenues	—	752,650	50,231	66,048	—	868,929
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	356,986	26,044	35,738	—	418,768
Selling, General and Administrative	78	199,200	9,171	17,376	—	225,825
Depreciation and Amortization	—	96,075	7,579	8,773	—	112,427
Merger-related Expenses	—	2,198	—	29	—	2,227

Total Operating Expenses	78	654,459	42,794	61,916	—	759,247

Operating (Loss) Income	(78)	98,191	7,437	4,132	—	109,682
Interest Expense, Net	38,731	44,821	12,081	5,818	—	101,451
Equity in the (Earnings) Losses of Subsidiaries	(28,242)	1,346	—	—	26,896	—
Other Expense, Net	(6,970)	(2,133)	(6,907)	(7)	—	(16,017)

(Loss) Income Before Provision (Benefit) for Income Taxes and Minority Interest	(17,537)	49,891	(11,551)	(1,693)	(26,896)	(7,786)
Provision (Benefit) for Income Taxes	—	10,387	(353)	660	—	10,694
Minority Interest in Losses of Subsidiaries	—	—	—	(943)	—	(943)

(Loss) Income before Extraordinary Item	(17,537)	39,504	(11,198)	(1,410)	(26,896)	(17,537)
Extraordinary Charge from Early Extinguishment of Debt (Net of Tax Benefit of $8,161)	(11,819)	—	—	—	—	(11,819)

Net (Loss) Income	$(29,356)	$39,504	$(11,198)	$(1,410)	$(26,896)	$(29,356)

	Nine Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(5,527)	$156,844	$9,226	$11,905	$—	$172,448
Cash Flows from Investing Activities:
Capital expenditures	—	(105,540)	(6,614)	(29,864)	—	(142,018)
Cash paid for acquisitions, net of cash acquired	—	(15,867)	—	(7,102)	—	(22,969)
Intercompany loans to subsidiaries	1,748	(17,805)	—	—	16,057	—
Investment in subsidiaries	(688)	(688)	—	—	1,376	—
Additions to customer relationship and acquisition costs	—	(5,986)	(397)	(458)	—	(6,841)
Proceeds from sales of property and equipment	—	771	8	5,552	—	6,331

Cash Flows Provided by (Used in) Investing Activities	1,060	(145,115)	(7,003)	(31,872)	17,433	(165,497)
Cash Flows from Financing Activities:
Net repayment of term loans	(98,750)	—	—	—	—	(98,750)
Repayment of debt	(77,505)	(407)	(400)	(1,892)	—	(80,204)
Proceeds from borrowings	176,235	—	—	293	—	176,528
Debt repayment to minority shareholders	—	—	—	(3,972)	—	(3,972)
Equity contributions from minority shareholders	—	—	—	1,113	—	1,113
Intercompany loans from parent	—	(1,001)	(906)	17,964	(16,057)	—
Equity contribution from parent	—	688	—	688	(1,376)	—
Proceeds from exercise of stock options and employee stock purchase plan	6,749	—	—	—	—	6,749
Financing and stock issuance costs	(2,262)	—	—	—	—	(2,262)

Cash Flows Provided by (Used in) Financing Activities	4,467	(720)	(1,306)	14,194	(17,433)	(798)
Effect of exchange rates on cash and cash equivalents	—	—	358	(273)	—	85

Increase (Decrease) in cash and cash equivalents	—	11,009	1,275	(6,046)	—	6,238
Cash and cash equivalents, beginning of period	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of period	$—	$22,404	$2,971	$2,222	$—	$27,597

	Nine Months Ended September 30, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(97,676)	$196,711	$5,045	$4,098	$—	$108,178
Cash Flows from Investing Activities:
Capital expenditures	—	(114,177)	(4,447)	(18,147)	—	(136,771)
Cash paid for acquisitions, net of cash acquired	—	(33,903)	(230)	(20,514)	—	(54,647)
Intercompany loans to subsidiaries	(20,204)	(11,134)	—	—	31,338	—
Investment in subsidiaries	(6,739)	(6,739)	—	—	13,478	—
Additions to customer relationship and acquisition costs	—	(5,862)	(292)	(448)	—	(6,602)
Other, net	—	146	20	804	—	970

Cash Flows Used in Investing Activities	(26,943)	(171,669)	(4,949)	(38,305)	44,816	(197,050)
Cash Flows from Financing Activities:
Net repayment of term loans	(750)	—	—	—	—	(750)
Repayment of debt	(109,681)	(644)	(2,465)	(3,155)	—	(115,945)
Early retirement of senior subordinated notes	(304,352)	—	—	—	—	(304,352)
Proceeds from borrowings	103,000	73	—	1,747	—	104,820
Net proceeds from sale of senior subordinated notes	427,924	—	—	—	—	427,924
Debt repayment to minority shareholders	—	—	—	(3,908)	—	(3,908)
Equity contributions from minority shareholders	—	—	—	24,744	—	24,744
Intercompany loans from parent	—	17,654	2,501	11,183	(31,338)	—
Equity contribution from parent	—	6,739	—	6,739	(13,478)	—
Proceeds from exercise of stock options and employee stock purchase plan	8,453	—	—	—	—	8,453
Financing and stock issuance costs	(166)	—	—	—	—	(166)

Cash Flows Provided by Financing Activities	124,428	23,822	36	37,350	(44,816)	140,820
Effect of exchange rates on cash and cash equivalents	—	—	782	1,208	—	1,990

(Decrease) Increase in cash and cash Equivalents	(191)	48,864	914	4,351	—	53,938
Cash and cash equivalents, beginning of period	191	3,336	302	2,371	—	6,200

Cash and cash equivalents, end of period	$—	$52,200	$1,216	$6,722	$—	$60,138

(9) Earnings Per Share

        In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,228,121 shares and 1,467,641 shares for the three and nine months ended September 30, 2002, respectively.

(10) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended September 30, 2002
Revenue	$211,475	$54,589	$45,008	$17,519		$328,591
Adjusted EBITDA	62,303	15,933	11,347	5,867		95,450
Total Assets	2,151,806	356,061	513,773	10,602	(1)	3,032,242
Three Months Ended September 30, 2001
Revenue	$192,982	$47,757	$38,266	$12,668		$291,673
Adjusted EBITDA	53,485	11,906	8,950	592		74,933
Nine Months Ended September 30, 2002
Revenue	$621,888	$161,043	$133,436	$48,890		$965,257
Adjusted EBITDA	174,265	46,501	33,442	11,149		265,357
Total Assets	2,151,806	356,061	513,773	10,602	(1)	3,032,242
Nine Months Ended September 30, 2001
Revenue	$574,862	$140,549	$114,808	$38,710		$868,929
Adjusted EBITDA	156,519	35,386	26,504	5,927		224,336

(1)
Total corporate & other assets include the intersegment elimination amount of $1,557,858.

        Adjusted EBITDA is defined as EBITDA (earnings before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other income (expense), merger-related expenses, stock option compensation expense and minority interest. We use Adjusted EBITDA as an internal measurement of the financial performance of, and as the basis for allocating resources to, our operating segments.

        We have several hybrid business units, each generating revenues and incurring expenses from a combination of different product lines such as business records management, off-site data protection and secure shredding. To the extent that certain operations are reclassified between segments, the related revenues and expenses are reported under the new segment. To the extent practicable, the prior period amounts shown above have been adjusted to reflect these changes.

        A reconciliation from EBITDA to Adjusted EBITDA and income (loss) before provision for income taxes and minority interest is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
EBITDA	$92,044	$60,012	$267,237	$207,035
Other Expense (Income), Net	2,829	13,845	(5,092)	16,017
Merger-related Expenses	190	1,049	770	2,227
Minority Interests in Earnings (Losses) of Subsidiaries	387	27	2,442	(943)

Adjusted EBITDA	95,450	74,933	265,357	224,336
Depreciation and Amortization	(29,089)	(38,921)	(80,629)	(112,427)
Merger-related Expenses	(190)	(1,049)	(770)	(2,227)
Interest Expense, Net	(36,017)	(33,421)	(101,685)	(101,451)
Other Income (Expense), Net	(2,829)	(13,845)	5,092	(16,017)

Income (Loss) Before Provision for Income Taxes and Minority Interest	$27,325	$(12,303)	$87,365	$(7,786)

        Information about our operations in different geographical areas is as follows:

	Three Months Ended September 30,
	2002	2001
Revenues:
United States	$283,583	$253,407
International	45,008	38,266

Total Revenues	$328,591	$291,673

	Nine Months Ended September 30,
	2002	2001
Revenues:
United States	$831,821	$754,121
International	133,436	114,808

Total Revenues	$965,257	$868,929

	September 30, 2002	December 31, 2001
Long-lived Assets:
United States	$2,260,007	$2,118,828
International	451,073	431,761

Total Long-lived Assets	$2,711,080	$2,550,589

(11) Stock Based Compensation

        Effective January 1, 1996, we adopted the provisions of SFAS No. 123, "Accounting for Stock Based Compensation." We have elected to continue to account for stock options issued to employees at their intrinsic value with disclosure of fair value accounting on net income (loss) and net income (loss) per share on a pro forma basis. Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below:

	For the Nine Months Ended September 30, 2002	Year Ended December 31, 2001
Income (Loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle, as reported	$48,981	$(32,238)
Income (Loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle, pro forma	45,596	(36,175)
Net income (loss), as reported	41,808	(44,057)
Net income (loss), pro forma	38,423	(47,994)
Income (Loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle—diluted, as reported	0.57	(0.39)
Income (Loss) from continuing operations before extraordinary item and cumulative effect of change in accounting principle—diluted, pro forma	0.53	(0.43)
Net income (loss) per share—diluted, as reported	0.49	(0.53)
Net income (loss) per share—diluted, pro forma	0.45	(0.57)

        The weighted average fair value of options granted in the year ended December 31, 2001 and for the nine months ended September 30, 2002 was $8.74 and $9.31 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective year:

Assumption	For the Nine Months Ended September 30, 2002	Year Ended December 31, 2001
Expected volatility	25.0%	27.0%
Risk-free interest rate	4.28	4.65
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years

(12) Synthetic Lease Facililties

        As of September 30, 2002, our synthetic leasing program consisted of three synthetic lease facilities. In light of the impending changes in the accounting rules related to off-balance sheet treatment of special purpose entities, management had undertaken an internal review of our synthetic lease facilities to determine the future treatment of these transactions. During this review, management determined that one of these synthetic lease facilities should not have qualified for off-balance sheet treatment due to a technical documentation error. This synthetic lease facility related to a series of construction projects and other facility acquisitions that were initiated from mid 2001 to the present. As a result, management has changed the characterization and the related accounting for properties in this one synthetic lease facility to record these properties and their related financing obligation in our consolidated results as of September 30, 2002. This change in characterization has resulted in an increase in gross property, plant and equipment, accumulated depreciation and long-term debt of $88,303, $1,237, and $88,303, respectively, at September 30, 2002. The impact on prior periods was not material.

        The remaining properties within our other two synthetic lease facilities with a total lessor's original cost of $103,932 continue to be treated as operating leases as of September 30, 2002. During the nine months ended September 30, 2002, we recorded $4,481 in rent expense on our consolidated statement of operations related to these leases.

(13) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2001 except as noted in Note 12 above. See our Annual Report on Form 10-K for the year ended December 31, 2001 for amounts outstanding at December 31, 2001.

        On March 28, 2002, we and Iron Mountain Information Management, Inc., one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc., v. J. Peter Pierce, Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we allege that defendant J. Peter Pierce, a member of our Board of Directors and the former President of Iron Mountain Information Management, Inc. until his termination without cause effective September 30, 2000, has violated and is continuing to violate his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with us, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex, LLC. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with us in February 2000, have misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with Iron Mountain Information Management, Inc., dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, we also initiated an arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, office of the American Arbitration Association on account of an arbitration clause in the employment agreement between us and Mr. Pierce. In the arbitration, Mr. Pierce has counterclaimed for indemnification of his expenses, including attorneys' fees. We have disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding, which is currently scheduled for hearings in April 2003. We intend to prosecute the arbitration proceeding and the litigation vigorously.

(14) Subsequent Event

        On November 8, 2002, we completed an exchange of 8 5/8% notes for 9 1/8% notes at an exchange ratio of 1.0237. This resulted in the issuance of $45,874 in face value of our 8 5/8% notes and the retirement of $44,810 of our 9 1/8% notes. This non-cash debt exchange will result in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with Emerging Issues Task Force No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments."

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2002 and 2001 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine months ended September 30, 2002 included herein, and the year ended December 31, 2001, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 20, 2002.

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2001, goodwill amortization expense would have been reduced by $14.7 million and $44.2 million for the three and nine months ended September 30, 2001, respectively.

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

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our Unaudited Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include:

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts

  •
  Accounting for Synthetic Leases

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Accounting for Investments

        Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our latest Annual Report on Form 10-K as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies has occurred since our Annual Report on Form 10-K for the year ended December 31, 2001 other than the adoption of SFAS No. 142 discussed above. Management has elected to update the quantitative disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2001 related to synthetic leases as of and for the nine month period ended September 30, 2002, as follows:

        We participate in three synthetic lease facilities in which special purpose entities are established to acquire properties and subsequently lease those properties to us. The leases are designed to qualify as operating leases for accounting purposes, where the monthly lease expense is recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities are not consolidated in our consolidated balance sheet.

        Synthetic lease facilities require the application of complex lease and special purpose entity accounting rules and interpretations. In the course of applying these complex accounting rules and interpretations, we have made certain judgments, estimates and assumptions relative to their treatment. We are aware that the Financial Accounting Standards Board is currently reviewing these accounting rules and interpretations and is considering changes in these rules that may result in, among other things, the consolidation in our consolidated financial statements of the assets and liabilities relating to these facilities.

        In light of the impending changes in the accounting rules related to off-balance sheet treatment of special purpose entities, management had undertaken an internal review of our synthetic lease facilities to determine the future treatment of these transactions. During this review, management determined that one of these synthetic lease facilities should not have qualified for off-balance sheet treatment due to a technical documentation error. This synthetic lease facility related to a series of construction projects and other facility acquisitions that were initiated from mid 2001 to the present. As a result, management has changed the characterization and the related accounting for properties in this one synthetic lease facility to record these properties and their related financing obligation in our consolidated results as of September 30, 2002. This change in characterization has resulted in an increase in gross property, plant and equipment, accumulated depreciation and long-term debt of $88.3 million, $1.2 million, and $88.3 million, respectively, at September 30, 2002. The impact on prior periods was not material.

        The remaining properties within our other two synthetic lease facilities with a total lessor's original cost of $103.9 million continue to be treated as operating leases as of September 30, 2002. During the nine months ended September 30, 2002, we recorded $4.5 million in rent expense on our consolidated statement of operations related to these leases. If these leases were accounted for as capital leases or if these special purpose entities were consolidated in our historical financial statements as of September 30, 2002: (1) our gross property, plant and equipment and long-term debt would each be increased in an amount equal to $103.9 million; (2) depreciation expense would increase in an amount equal to $1.5 million for the nine months ended September 30, 2002; and (3) rent expense for these properties would be reclassified as interest expense in an amount equal to $4.5 million for the nine months ended September 30, 2002. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $4.5 million, $4.5 million, $3.0 million and $4.5 million, respectively, for the nine months ended September 30, 2002. In addition, net income before tax would have decreased by $1.5 million for the nine months ended September 30, 2002.

        One of the special purpose entities in our synthetic lease facilities entered into an interest rate swap agreement upon its inception. This swap agreement hedges the majority of interest rate risk associated with the respective special purpose entity's financing. Specifically, the special purpose entity has swapped floating rate financing to fixed rate financing. Since the time the special purpose entity entered into the swap, interest rates have fallen. As a result, the estimated fair value of the derivative liability held by the special purpose entity related to the swap was $13.8 million at September 30, 2002. If we were to consolidate the special purpose entity that holds the interest rate swap, our derivative liability and deferred tax assets would increase by $13.8 million and $5.1 million, respectively, and shareholders' equity would decrease by $8.7 million as of September 30, 2002. See "—Liquidity and Capital Resources."

        We intend to take actions in the fourth quarter that will result in all assets and obligations related to our synthetic lease facilities to be reflected in our consolidated financial statements. We expect to be able to continue to receive the favorable economic benefits of these facilities.

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Our consolidated revenues increased $36.9 million, or 12.7%, to $328.6 million for the third quarter of 2002 from $291.7 million for the third quarter of 2001. Internal revenue growth for the third quarter of 2002 was 11.1%, comprised of 8.6% for storage revenue and 14.9% for service revenue. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage revenues increased $16.4 million, or 9.4%, to $191.4 million for the third quarter of 2002 from $175.0 million for the third quarter of 2001. The increase was primarily attributable to: (1) internal revenue growth of 8.6% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions. The net effect of foreign currency translation on storage revenues was a decrease in revenue of $0.2 million. This resulted from a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $20.6 million, or 17.6%, to $137.2 million for the third quarter of 2002 from $116.7 million for the third quarter of 2001. The increase was primarily attributable to: (1) internal revenue growth of 14.9% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The net effect of foreign currency translation on service and storage material sales revenues was an increase in revenue of $0.1 million. This resulted from a strengthening of the British pound sterling and the Euro against the U.S. dollar offset by a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated cost of sales (excluding depreciation) increased $9.4 million, or 6.7%, to $149.3 million (45.4% of consolidated revenues) for the third quarter of 2002 from $139.9 million (48.0% of consolidated revenues) for the third quarter of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth and was offset by a reclassification of $3.4 million of rent expense to interest expense (a decrease of 1.0%). The remaining decrease as a percent of consolidated revenues is primarily attributable to: (1) improved management of our North American facilities costs including rent (a decrease of 0.7%) and decreased utility costs in comparison to high levels in 2001 (a decrease of 0.1%) offset by increased insurance expense due to higher premiums for property and casualty insurance (an increase of 0.4%); (2) improved transportation efficiencies (a decrease of 0.3%); (3) decreases in variable expenses from our changing mix of complementary services (a decrease of 0.6%); and (4) improved labor management in our North American operations (a decrease of 0.2%). Improvements in labor and increased transportation efficiencies are the result of the increased scale of our business and efficiencies gained through our merger integration with Pierce Leahy Corp.

        Consolidated selling, general and administrative expenses increased $7.0 million, or 9.1%, to $83.8 million (25.5% of consolidated revenues) for the third quarter of 2002 from $76.8 million (26.3% of consolidated revenues) for the third quarter of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the decrease as a percent of consolidated revenues was primarily attributable to: improvements in labor absorption (a decrease of 1.1%) and reductions in telecommunication expenses (a decrease of 0.4%) in our North American operations offset by (1) increased investment in our sales force (an increase of 0.4%); (2) expenditures in our emerging operations in Europe (an increase of 0.2%); and (3) expenditures for marketing and information technology initiatives related to the development of our technology-based service offerings (an increase of 0.1%).

        Consolidated depreciation and amortization expense decreased $9.8 million, or 25.3%, to $29.1 million (8.9% of consolidated revenues) for the third quarter of 2002 from $38.9 million (13.3% of consolidated revenues) for the third quarter of 2001. Depreciation expense increased $5.6 million, primarily due to the additional depreciation expense related to the 2001 and 2002 acquisitions, and capital expenditures including storage systems, expansion of storage capacity in existing facilities, short-lived information system assets and depreciation associated with facilities accounted for as capital leases. Amortization expense decreased $15.5 million, primarily due to eliminating amortization expense related to goodwill in accordance with Statement of Financial Accounting Standards, or SFAS, No. 142 "Goodwill and Other Intangible Assets" (See Note 5, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements).

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.2 million (0.1% of consolidated revenues) for the third quarter of 2002 compared to $1.0 million (0.4% of consolidated revenues) for the same period of 2001.

        As a result of the foregoing factors, consolidated operating income increased $31.2 million, or 89.3%, to $66.2 million (20.1% of consolidated revenues) for the third quarter of 2002 from $35.0 million (12.0% of consolidated revenues) for the third quarter of 2001.

        Consolidated interest expense, net increased $2.6 million, or 7.8%, to $36.0 million for the third quarter of 2002 from $33.4 million for the third quarter of 2001. This increase was primarily attributable to a reclassification of $3.4 million of rent expense to interest expense offset by a decline in our overall weighted average interest rate as a result of a general decline in interest rates coupled with our refinancing efforts. Savings attributable to rate reductions have been partially offset by interest expense attributable to increased long-term borrowings through our 2001 bond offerings.

        Consolidated other expense, net was $2.9 million for the third quarter of 2002 compared to other expense, net of $13.8 million for the third quarter of 2001. The change was attributable to a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company in the third quarter of 2001. No such charge was recorded in 2002. Additionally, non-cash foreign currency losses of $2.5 million and $6.5 million were recorded in the third quarter of 2002 and third quarter of 2001, respectively. These losses are primarily due to the effect of the weakening of the Canadian dollar and Brazilian real against the U.S. dollar offset by the strengthening of the British pound against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and European subsidiaries and U.S. denominated liabilities of our Brazilian and Canadian subsidiaries, based on period-end exchange rates.

        As a result of the foregoing factors, consolidated income before provision for income taxes and minority interests increased $39.6 million to $27.3 million (8.3% of consolidated revenues) for the third quarter of 2002 from a loss of $12.3 million (4.2% of consolidated revenues) for the third quarter of 2001.

        The provision for income taxes was $11.2 million for the third quarter of 2002 compared to $3.4 million for the third quarter of 2001. The effective rate was 41.1% for the third quarter of 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was (28.0%) for the third quarter of 2001. During 2001, we amortized non-deductible goodwill for book purposes; however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit). There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions, the need for additional valuation allowances and changes with respect to nondeductible foreign currency gains (losses). Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

        Minority interest in earnings of subsidiaries increased $0.4 million to income of $0.4 million (0.1% of consolidated revenues) for the third quarter of 2002 from $0.0 million (0.0% of consolidated revenues) for the third quarter of 2001. This represents our minority partners' share of earnings (losses) in our majority owned international subsidiaries that are consolidated in operating results. The increase is primarily a result of the elimination of goodwill amortization expense in accordance with SFAS No. 142 and increased profitability in our emerging business in Europe in 2002 offset by our South American minority partner's share of foreign exchange losses in our South American subsidiaries.

        Consolidated income (loss) before extraordinary item increased $31.5 million to income of $15.7 million (4.8% of consolidated revenues) for the third quarter of 2002 from a loss of $15.8 million (5.4% of consolidated revenues) for the third quarter of 2001.

        In the third quarter of 2001, we recorded an extraordinary charge of $7.0 million (net of tax benefit of $4.9 million) related to the early retirement of the 10 1/8% senior subordinated notes in conjunction with our underwritten public offering of the 8 5/8% senior subordinated notes. The charge consisted primarily of the write-off of unamortized deferred financing costs associated with the extinguished debt.

        As a result of the foregoing factors, consolidated net income (loss) increased $38.5 million to income of $15.7 million (4.8% of consolidated revenues) for the third quarter of 2002 from a loss of $22.8 million (7.8% of consolidated revenues) for the third quarter of 2001.

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

        As a result of the foregoing factors, consolidated Adjusted EBITDA increased $20.5 million, or 27.4%, to $95.5 million (29.0% of consolidated revenues) for the third quarter of 2002 from $74.9 million (25.7% of consolidated revenues) for the third quarter of 2001. Excluding the $2.0 million of development costs, net of recorded revenues, for the third quarter of 2002 and $1.7 million of development costs, net of recorded revenues, for the third quarter of 2001 related to our new technology-related service offerings, Adjusted EBITDA margins were 29.7% and 26.3% for the third quarter of 2002 and 2001, respectively.

        Adjusted EBITDA as a percent of segment revenue for our business records management segment increased from 27.7% to 29.5%, primarily due to labor and transportation efficiencies generated by the increasing scale of our business and the integration of Pierce Leahy and lower facilities expenditures including rent expense and utilities, as a percentage of segment revenue. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increased investment in our sales force. Reductions in spending related to telecommunication expenditures, decreases in variable expenses from our changing mix of complementary services, and a decrease in the provision for doubtful accounts, as a percentage of segment revenue, also contributed to increasing Adjusted EBITDA. Revenue in our business records management segment increased 9.6% of which less than 1.0% related to acquisitions. The remainder related to internal growth primarily from increases in volume stored by existing and new customers. Service revenue grew faster than storage revenue for the third quarter 2002 as a result of several special projects during the period.

        Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 24.9% to 29.2% primarily due to improved labor and transportation management. Reductions in spending related to telecommunication costs, improved labor absorption, and a decrease in the provision for doubtful accounts as a percentage of segment revenue, also contributed to increasing Adjusted EBITDA. This increase was partially offset by higher insurance premiums for property and casualty insurance. Revenue in our off-site data protection segment increased 14.3% and was primarily attributable to internal revenue growth from both existing and new customers.

        Adjusted EBITDA as a percent of segment revenue for our international segment increased from 23.4% to 25.2% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; (2) improved gross margins from our European operations; and (3) reduced bad debt expense. This increase was partially offset by (1) higher insurance premiums for property and casualty insurance; (2) increased overhead expenses associated with the expansion of our emerging international businesses; and (3) reduced margins in our South American operations due to the deteriorating economic conditions and devaluation of the currency in Argentina and Brazil.

Revenue in our international segment increased 17.6% and was primarily attributable to increases in volume stored and related services from both existing and new customers and large service projects in Canada and the United Kingdom. The increase in revenues as measured in U.S. dollars was partially offset by unfavorable currency fluctuations.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        For the nine months ended September 30, 2002, our consolidated revenues increased $96.3 million, or 11.1%, to $965.3 million from $868.9 million for the same period of 2001. Internal revenue growth for the first nine months of 2002 was 9.7%, comprised of 8.5% for storage revenue and 11.3% for service revenue. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage revenues increased $47.0 million, or 9.1%, to $561.8 million for the first nine months of 2002 from $514.8 million for the first nine months of 2001. The increase was primarily attributable to: (1) internal revenue growth of 8.5% resulting primarily from net increases in records and other media stored by existing customers and sales to new customers; and (2) acquisitions. The net effect of foreign currency translation on storage revenues was a decrease in revenue of $2.4 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $49.3 million, or 13.9%, to $403.5 million for the first nine months of 2002 from $354.2 million for the first nine months of 2001. The increase was primarily attributable to: (1) internal revenue growth of 11.3% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions. The net effect of foreign currency translation on service and storage material sales revenues was a decrease in revenue of $1.0 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated cost of sales (excluding depreciation) increased $30.2 million, or 7.2%, to $448.9 million (46.5% of consolidated revenues) for the first nine months of 2002 from $418.8 million (48.2% of consolidated revenues) for the first nine months of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth and was offset by a reclassification of $3.4 million of rent expense to interest expense (a decrease of 0.4%). The remaining decrease as a percent of consolidated revenues is primarily attributable to: (1) improved labor management in our North American operations (a decrease of 0.4%); (2) improved transportation efficiencies (a decrease of 0.4%); (3) decreases in variable expenses from our changing mix of complementary services (a decrease of 0.2%) and (4) improved management of our North American facilities costs including rent (a decrease of 0.3%) and decreased utility costs in comparison to high levels in 2001 (a decrease of 0.3%) offset by increased insurance expense due to higher premiums for property and casualty insurance (an increase of 0.3%). Improvements in labor and increased transportation efficiencies are the result of the increased scale of our business and efficiencies gained through our merger integration with Pierce Leahy.

        Consolidated selling, general and administrative expenses increased $25.1 million, or 11.1%, to $251.0 million (26.0% of consolidated revenues) for the first nine months of 2002 from $225.8 million (26.0% of consolidated revenues) for the first nine months of 2001. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the consistency as a percent of consolidated revenues was primarily attributable to: (1) expenditures for marketing and information technology initiatives related to the development of our technology-based service offerings (an increase of 0.2%); (2) expenditures in our emerging operations in Europe (an increase of 0.2%); (3) increased investment in our sales force (an increase of 0.3%); (4) increased bad debt expense (an increase of 0.2%); and (5) offset by improvements in labor absorption (a decrease of 0.5%) and reductions in recruiting and travel and entertainment expenses (a decrease of 0.4%) in our North American operations.

        Consolidated depreciation and amortization expense decreased $31.8 million, or 28.3%, to $80.6 million (8.4% of consolidated revenues) for the first nine months of 2002 from $112.4 million (12.9% of consolidated revenues) for the first nine months of 2001. Depreciation expense increased $14.0 million, primarily due to the additional depreciation expense related to the 2001 and 2002 acquisitions, and capital expenditures including storage systems, expansion of storage capacity in existing facilities, short-lived information system assets and depreciation associated with facilities accounted for as capital leases. Amortization expense decreased $45.8 million, primarily due to eliminating amortization expense related to goodwill in accordance with SFAS No. 142 (See Note 5, Goodwill and Other Intangible Assets, of Notes to Consolidated Financial Statements).

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million (0.1% of consolidated revenues) for the first nine months of 2002 compared to $2.2 million (0.3% of consolidated revenues) for the same period of 2001.

        As a result of the foregoing factors, consolidated operating income increased $74.3 million, or 67.7%, to $184.0 million (19.1% of consolidated revenues) for the first nine months of 2002 from $109.7 million (12.6% of consolidated revenues) for the first nine months of 2001.

        Consolidated interest expense, net increased $0.2 million, or 0.2%, to $101.7 million for the first nine months of 2002 from $101.5 million for the first nine months of 2001. This increase was primarily attributable to a reclassification of $3.4 million of rent expense to interest expense offset by a decline in our overall weighted average interest rate as a result of a general decline in interest rates coupled with our refinancing efforts. Savings attributable to rate reductions have been partially offset by interest expense attributable to increased long-term borrowings through our 2001 bond offerings.

        Consolidated other income, net was $5.1 million for the first nine months of 2002 compared to other expense, net of $16.0 million for the first nine months of 2001. The change was attributable to a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company in the third quarter of 2001. No such charge was recorded in 2002. Additionally, non-cash foreign currency gains of $3.7 million were recorded in the first nine months of 2002 primarily due to the effect of the strengthening of the Canadian dollar and British pound against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and European subsidiaries, based on period-end exchange rates. During the first nine months of 2001 the Canadian dollar had weakened compared to the U.S. dollar and was the primary reason for a non-cash foreign currency loss of $8.7 million, based on period-end exchange rates. The increase in other income, net is also attributable to a gain of $2.1 million recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002. No such gain was recorded in 2001.

        As a result of the foregoing factors, consolidated income before provision for income taxes and minority interests increased $95.2 million to $87.4 million (9.1% of consolidated revenues) for the first nine months of 2002 from a loss of $7.8 million (0.9% of consolidated revenues) for the first nine months of 2001.

        The provision for income taxes was $35.9 million for the first nine months of 2002 compared to $10.7 million for the first nine months of 2001. The effective rate was 41.1% for the first nine months of 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was (137.3%) for the first nine months of 2001. During 2001, we amortized non-deductible goodwill for book purposes, however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit). There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions, the need for additional valuation allowances and changes with respect to nondeductible foreign currency gains (losses). Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

        Minority interest in earnings (losses) of subsidiaries increased $3.4 million to income of $2.4 million (0.3% of consolidated revenues) for the first nine months of 2002 from a loss of $1.0 million (0.1% of consolidated revenues) for the first nine months of 2001. This represents our minority partners' share of earnings (losses) in our majority owned international subsidiaries that are consolidated in operating results. The increase is primarily a result of (1) the elimination of goodwill amortization expense in accordance with SFAS No. 142, (2) increased profitability in our emerging business in Europe and (3) our European minority partners' share ($0.7 million, net of tax) of the $2.1 million gain recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

        Consolidated income (loss) before extraordinary item and cumulative effect of change in accounting principle increased $66.5 million to income of $49.0 million (5.1% of consolidated revenues) for the first nine months of 2002 from a loss of $17.5 million (2.0% of consolidated revenues) for the first nine months of 2001.

        In the first quarter of 2002, we recorded an extraordinary charge of $0.8 million (net of tax benefit of $0.4 million) related to the early retirement of debt in conjunction with the refinancing of our credit facility. For the first nine months of 2001, we recorded an extraordinary charge of $11.8 million (net of tax benefit of $8.2 million) related to the early retirement of the 11 1/8% and 10 1/8% senior subordinated notes in conjunction with our underwritten public offering of the 8 5/8% senior subordinated notes. The charges consisted primarily of the write-off of unamortized deferred financing costs associated with the extinguished debt.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in 2001.

        As a result of the foregoing factors, consolidated net income (loss) increased $71.2 million to income of $41.8 million (4.3% of consolidated revenues) for the first nine months of 2002 from a loss of $29.4 million (3.4% of consolidated revenues) for the first nine months of 2001.

        As a result of the foregoing factors, consolidated Adjusted EBITDA increased $41.0 million, or 18.3%, to $265.4 million (27.5% of consolidated revenues) for the first nine months of 2002 from $224.3 million (25.8% of consolidated revenues) for the first nine months of 2001. Excluding the $5.8 million of development costs, net of recorded revenues, for the first nine months of 2002 and $3.8 million of development costs, net of recorded revenues, for the first nine months of 2001 related to our new technology-related service offerings, Adjusted EBITDA margins were 28.1% and 26.3% for the first nine months of 2002 and 2001, respectively.

        Adjusted EBITDA as a percent of segment revenue for our business records management segment increased from 27.2% to 28.0%, primarily due to labor and transportation efficiencies generated by the increasing scale of our business and efficiencies gained through the integration of Pierce Leahy and lower facilities expenditures including rent expense and utilities, as a percentage of segment revenue. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increased investment in our sales force. Reductions in spending related to telecommunication expenditures, as a percentage of segment revenue, also contributed to increasing Adjusted EBITDA. Revenue in our business records management segment increased 8.2% of which less than 1.0% related to acquisitions. The remainder related to internal growth primarily from increases in volume stored by existing and new customers. Service revenue grew at approximately the same rate as storage revenue.

        Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 25.2% to 28.9% primarily due to improved labor and transportation management. Reductions in spending related to recruiting, travel and entertainment and communications costs, as a percentage of segment revenue, also contributed to increasing Adjusted EBITDA. This increase was partially offset by: (1) higher insurance premiums for property and casualty insurance; and (2) an increase in the provision for doubtful accounts. Revenue in our off-site data protection segment increased 14.6% and was primarily attributable to internal revenue growth from both existing and new customers.

        Adjusted EBITDA as a percent of segment revenue for our international segment increased from 23.1% to 25.1% primarily due to: (1) facilities management improvements and efficiency gains from the economies of scale achieved through the integration of the December 2000 acquisition of FACS Record Centre Inc., a Canadian company; (2) improved gross margins from our European operations; and (3) reduced bad debt expense. This increase was partially offset by higher insurance premiums for property and casualty insurance and reduced margins in our South American operations due to the deteriorating economic conditions and devaluation of the currency in Argentina. Revenue in our international segment increased 16.2% and was primarily attributable to increases in volume stored and related service from both existing and new customers and large service projects in Canada and the United Kingdom. The increase in revenues as measured in U.S. dollars was partially offset by unfavorable currency fluctuations.

Liquidity and Capital Resources

        On March 15, 2002, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility and a $250.0 million term loan facility. The revolving credit facility matures on January 31, 2005 while the term loan is to be paid in full on February 15, 2008; however, if our 9 1/8% notes are not redeemed or repurchased prior to April 15, 2007, the term loan will mature on April 15, 2007. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of base rates and currency options, plus an applicable margin. The margin applicable to the term loan under the Amended and Restated Credit Agreement is lower than the margin applicable to term loans under our prior credit agreement and has resulted in reduced interest expense on our borrowings as compared to the previous credit agreement. All intercompany notes are now pledged to secure the Amended and Restated Credit Agreement. As of September 30, 2002, we had $100.2 million of borrowings under our revolving credit facility, all of which was denominated in Canadian dollars in the amount of 158.2 million. We also had various outstanding letters of credit totaling $27.0 million. The remaining availability under the revolving credit facility was $272.8 million as of September 30, 2002.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2002 was comprised of the following:

Revolving Credit Facility	$100,229
Term Loan	250,000
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	115,773
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	124,189
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,717
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,614
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	437,855
Real estate mortgages	18,263
Seller Notes	12,535
Capital Leases and other	129,275

Total Debt	1,587,450
Less Current Portion	(40,968)

Long-term Debt, Net of Current Portion	$1,546,482

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

        Our key bond leverage ratio of indebtedness to Adjusted EBITDA, as calculated per our bond indenture agreements, decreased from 5.2 as of December 31, 2001 to 4.5 as of September 30, 2002. In the event that our off-balance sheet obligations associated with our outstanding synthetic lease facilities were to be recharacterized to an on-balance sheet treatment, our bond leverage ratio would have been 4.8 as of September 30, 2002. Our target for this ratio is generally in the range of 4.5 to 5.5.

        Our ability to pay interest on or to refinance our indebtedness depends on our future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control. There can be no assurance that we will generate sufficient cash flow from our operations or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness, or to make necessary capital expenditures.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, and financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2001. See our Annual Report on Form 10-K for the year ended December 31, 2001 for amounts outstanding at December 31, 2001.

        Under our synthetic lease facilities, special purpose entities are established to acquire properties and subsequently lease those properties to us. Neither we nor any of our related parties have invested, either via debt obligations or equity, in these special purpose entities. Our obligations under our synthetic lease facilities are considered indebtedness for purposes of financial covenants under the Amended and Restated Credit Agreement. As of September 30, 2002, our synthetic leasing program consisted of three synthetic lease facilities that had a total capacity of $203.9 million, of which

$192.2 million had been utilized for property acquisitions and $11.7 million is currently available for future property acquisitions.

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

        In light of the impending changes in the accounting rules related to off-balance sheet treatment of special purpose entities, management had undertaken an internal review of our synthetic lease facilities to determine the future treatment of these transactions. During this review, management determined that one of these synthetic lease facilities should not have qualified for off-balance sheet treatment due to a technical documentation error. This synthetic lease facility related to a series of construction projects and other facility acquisitions that were initiated from mid 2001 to the present. As a result, management has changed the characterization and the related accounting for properties in this one synthetic lease facility to record these properties and their related financing obligation in our consolidated results as of September 30, 2002. This change in characterization has resulted in an increase in gross property, plant and equipment, accumulated depreciation and long-term debt of $88.3 million, $1.2 million, and $88.3 million, respectively, at September 30, 2002. The impact on prior periods was not material. See Note 12 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies" in this Form 10-Q.

        We intend to take actions in the fourth quarter that will result in all assets and obligations related to our synthetic lease facilities to be reflected in our consolidated financial statements. We expect to be able to continue to receive the favorable economic benefits of these facilities.

        Cash and cash equivalents increased from $21.4 million at December 31, 2001 to $27.6 million at September 30, 2002.

        Net cash provided by operations was $172.4 million for the first nine months of 2002 compared to $108.2 million for the same period in 2001. The increase resulted primarily from an increase in operating income, deferred revenue, deferred income taxes and improvement in accounts receivable turnover, and a decrease in prepaid expenses and other current assets, which was partially offset by a decrease in accounts payable.

        We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate; (2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the first nine months of 2002 amounted to $142.0 million, $23.0 million and $6.8 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. In addition, we received proceeds from sales of property and equipment of $6.3 million in the first nine months of 2002. Included in capital expenditures for the first nine months of 2002 is $10.9 million related to our technology-based service offerings. Excluding our technology-based service offerings and any potential acquisitions, we expect to invest between $175.0 million and $200.0 million on capital investments for the full year 2002. Included in cash paid for acquisitions for the first nine months of 2002 is a $7.2 million contingent payment that was paid during the third quarter of 2002 related to an acquisition made in 2000.

        Net cash used by financing activities was $0.8 million for the first nine months of 2002, consisting primarily of the net repayment of term loans of $98.8 million and repayment of debt under our credit facilities and other debt of $80.2 million, which was partially offset by proceeds from borrowings under our credit facilities of $176.5 million.

        Since the end of the third quarter, we completed four acquisitions for total consideration, including related real estate, of approximately $25 million. These transactions will be reflected in our consolidated statement of cash flows for the year ended December 31, 2002.

        On November 8, 2002, we completed an exchange of 8 5/8% notes for 9 1/8% notes at an exchange ratio of 1.0237. This resulted in the issuance of $45.9 million in face value of our 8 5/8% notes and the retirement of $44.8 million of our 9 1/8% notes. This non-cash debt exchange will result in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with Emerging Issues Task Force No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments."

Recent Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $11.8 million, net of tax benefit for the nine month period ended September 30, 2001 and $0.8 million, net of tax benefit for the nine month period ended September 30, 2002 will be reclassified to other income (expense), net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 31, 2002. We are in the process of assessing the impact, if any, of SFAS No. 146 on our consolidated financial statements.

Seasonality

        Historically, our businesses have not been subject to seasonality in any material respect.

Inflation

        Certain of our expenses, such as wages and benefits, insurance, occupancy costs and equipment repair and replacement, are subject to normal inflationary pressures. Although to date we have been able to offset inflationary cost increases through increased operating efficiencies and the negotiation of favorable long-term real estate leases, we can give no assurance that we will be able to offset any future inflationary cost increases through similar efficiencies, leases or increased storage or service charges.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There have been no significant changes in market risk from the December 31, 2001 disclosures included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Interest Rate Risk

        In December 2000 and January 2001, we entered into certain derivative financial contracts, which are variable-for-fixed swaps of interest payments payable on our term loan of an aggregate principal amount of $195.5 million and $47.5 million of rental payments payable on certain variable operating lease commitments.

        After taking into account the swap contracts mentioned above, as of September 30, 2002, we had $183.8 million of variable rate debt outstanding with a weighted average variable interest rate of 4.8%, and $1,403.7 million of fixed rate debt outstanding. Over 85% of total debt outstanding is fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the three and nine months ended September 30, 2002 by $0.3 million and $0.9 million, respectively. See Note 7, Long-term Debt, of Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2002.

Currency Risk

        Our investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain Incorporated and our U.S. based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. We have attempted to limit our exposure to exchange rate fluctuations through borrowings of Canadian dollars in the U.S. at a level that approximates the U.S. dollar denominated borrowings of Iron Mountain Canada Corporation. However, our currency exposures to intercompany borrowings are unhedged. At September 30, 2002, we did not have any outstanding foreign currency hedging contracts.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business.

Forward Looking Statements

        This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans or current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from those contemplated in the forward-looking statements. Such factors include, but are not limited to: (i) the cost and availability of financing for contemplated growth; (ii) changes in customer preferences and demand for our services; (iii) changes in the price for our services relative to the cost of providing such services; (iv) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (v) in the various digital businesses on which we are embarking, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (vi) the possibility that business partners upon which we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; (vii) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (viii) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no significant changes to our internal controls or other factors that could significantly affect the controls subsequent to the Evaluation Date, nor were any corrective actions taken with regard to any significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

        There have been no material developments during the third quarter of 2002 in the proceedings described in our Quarterly Report on Form 10-Q/A for the period ended March 31, 2002 and in our Quarterly Report on Form 10-Q for the period ended June 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

        None.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
November 14, 2002 (date)	By:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)

SECTION 302 CERTIFICATIONS

I, C. Richard Reese, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Iron Mountain Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ C. RICHARD REESE Name: C. Richard Reese Title: Chief Executive Officer

SECTION 302 CERTIFICATIONS

I, John F. Kenny, Jr., certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Iron Mountain Incorporated;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ JOHN F. KENNY, JR. Name: John F. Kenny, Jr. Title: Chief Financial Officer

QuickLinks

IRON MOUNTAIN INCORPORATED
Index
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS (In Thousands, except Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
IRON MOUNTAIN INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
SECTION 302 CERTIFICATIONS
SECTION 302 CERTIFICATIONS