Form 10-K
period 2002-12-31
IRON MOUNTAIN INC/PA
filed 2003-03-21
CIK 1020569

Use these links to rapidly review the document
Table of Contents
Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact name of registrant as specified in its charter)

Pennsylvania	23-2588479
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)
745 Atlantic Avenue, Boston, Massachusetts	02111
(Address of principal executive offices)	(Zip Code)

617-535-4766
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 28, 2002, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $2,232,338,238.25 based on the closing price on the New York Stock Exchange on such date.

        Number of shares of the registrant's Common Stock at March 3, 2003:    85,098,897

IRON MOUNTAIN INCORPORATED
2002 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company", "we", "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12 and 13 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 22, 2003.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

        Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

  •
  changes in customer preferences and demand for our services;

  •
  changes in the price for our services relative to the cost of providing such services;

  •
  the cost and availability of financing for contemplated growth;

  •
  our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

  •
  in the various digital businesses on which we are embarking, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated;

  •
  the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

        You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We assume no obligation to update the forward-looking statements or the reasons why actual results could differ from those projected in the forward-looking statements that may be made to reflect events or circumstances after the date hereof.

ii

PART I

Item 1. Business.

A. Development of Business.

        We are the leader in records and information management services ("RIMS"). We are an international, full-service provider of records and information management and related services, enabling customers to outsource these functions. We have a diversified customer base that includes more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. Our comprehensive solutions help customers save money and manage risks associated with legal and regulatory compliance, protection of vital assets, and business continuity challenges.

        Our core business records management services include: records management program development and implementation based on best-practices; secure, cost-effective storage for all major media, including paper, which is the dominant form of records storage, flexible retrieval access and retention of records; digital archiving services for secure, legally compliant and cost-effective long-term archiving of electronic records; secure shredding services that ensure privacy and a secure chain of record custody; and customized services for vital records, film and sound and regulated industries such as healthcare and financial services.

        Our off-site data protection services include: disaster recovery planning, testing, impact analysis and consulting; secure, off-site vaulting of backup tapes for fast and efficient data recovery in the event of a disaster, human error or virus; managed, online data backup and recovery services for personal computers and server data; and intellectual property escrow services to secure source code and other proprietary information with a trusted, neutral third party.

        In addition to our core records management and off-site data protection services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

        Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 52nd year, we have experienced tremendous growth and organizational change particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have built ourselves from a regional business with limited product offerings and annual revenues of $104 million in 1995 into the leader in records and information management services, providing a full range of services to customers in markets around the world. For the year ended December 31, 2002, we had total revenues of more than $1.3 billion.

        The growth since 1995 has been accomplished primarily through the acquisition of domestic and international records management companies. The goal of our current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both domestically and internationally. Having substantially completed our North American geographic expansion by the end of 2000, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This was also the case in 2002. In addition, our capital expenditures, made primarily to support internal growth, exceeded the aggregate acquisition consideration we conveyed in both 2001 and 2002. We expect this trend to continue and to achieve this internal growth through the use of aggressive selling efforts to acquire new customers and by offering a wide range of complementary and ancillary services to expand our new and existing customer relationships.

        On February 1, 2000, we completed our most important acquisition to date by merging with Pierce Leahy Corp. in a stock-for-stock merger valued at $1.0 billion, including the assumption of debt and related transaction costs. Since the merger, we had been integrating the cultures, operating systems and procedures, and information technology systems of Iron Mountain and Pierce Leahy. We completed the integration process in 2002 ahead of schedule. See Note 7 to Notes to Consolidated Financial Statements.

        As of December 31, 2002, we provided services to over 150,000 customer accounts in 81 markets in the United States and 47 markets outside of the United States, employed over 11,500 people and operated approximately 650 records management facilities in the United States, Canada, Europe and Latin America.

B. Description of Business.

The Records and Information Management Services Industry

Overview

        Companies in the RIMS industry store and manage information in a variety of media formats, which can broadly be divided into paper and electronic records, and provide a wide range of services related to the records stored. We refer to our general paper storage and management services as "business records management." Paper records are defined to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. We include in our electronic records storage and management services (i) "off-site data protection" and (ii) "digital archiving services."

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

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that are either a backup copy of recently processed data or archival in nature. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to maintain backup copies of their data in order to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best-practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. We refer to these services as off-site data protection.

        In addition to the physical rotation and storage of backup data, we have introduced electronic vaulting services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Electronic vaulting is a Web-based service that automatically backs up computer data over the Internet and stores it off site in one of our secure data centers. In early 2003, we announced an expansion of the electronic vaulting service to include backup and recovery for personal computer data, answering customers' needs to protect critical business data, which is often orphaned and unprotected on employee laptops and desktop personal computers.

        There is a growing need for better ways of archiving data for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services. We have experienced early market adoption of the service, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

Growth of Market

        We believe that the volume of stored paper and electronic records will continue to increase for a number of reasons, including: (i) the rapid growth of inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (ii) the continued proliferation of data processing technologies such as personal computers and networks; (iii) regulatory requirements; (iv) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (v) the high cost of reviewing records and deciding whether to retain or destroy them; (vi) the failure of many entities to adopt or follow policies on records destruction; and (vii) audit requirements to keep backup copies of certain records in off-site locations.

        We believe that paper-based information will continue to grow, not in spite of, but because of, new "paperless" technologies such as e-mail and the Internet. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for electronic records services, such as the storage and off-site rotation of backup copies of magnetic media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created an emerging need for efficient, cost-effective, high quality solutions for digital archiving and the management of electronic documents.

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented RIMS industry from 1995 to 2000. Most RIMS companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend will continue because of the industry's capital requirements for growth, opportunities for large RIMS providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

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

Description of Our Business

        We generate our revenues by providing storage for a variety of information media formats, core records management services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced storage for records and information is the mainstay of our customer relationships and provides the foundation for our revenue growth. The core services, which are a vital part of a comprehensive records management program, are highly recurring in nature and therefore very predictable. Core services consist primarily of the handling and transportation of stored records and information. In our secure shredding business, core services consist primarily of the scheduled collection and handling of sensitive records. In 2002, our storage and core service revenues represented approximately 85% of our total revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling RIMS-related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by our business records and off-site data protection businesses includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our business records management segment offers records management, healthcare information services, vital records services, and service and courier operations in the United States and Canada. Our off-site data protection segment offers data backup and recovery disaster services, vital records services, service and courier operations, and intellectual property protection services in the United States. Our international segment offers elements of all our product and services lines outside the United States and Canada. Our corporate and other segment includes our secure shredding, fulfillment, consulting and digital archiving services. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our business records management, off-site data protection, international, and corporate and other operating segments and other relevant data for fiscal years 2000, 2001 and 2002 are set forth in Note 12 to Notes to Consolidated Financial Statements.

Business Records Management

        The hard copy business records stored by our customers with us by their nature are not very active. These types of records are stored in cartons packed by the customer. We use a proprietary order processing and inventory management system known as the SafekeeperPLUS® system to efficiently store and later retrieve a customer's cartons. As a central component of our integration plan for the Pierce Leahy transaction, we developed the SafekeeperPLUS® system and carried out a city-by-city conversion program that was completed in 2002. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

Off-Site Data Protection

        Off-site data protection services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various proprietery information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution. In addition, we have introduced electronic vaulting services as part of our off-site data protection services product line. Our electronic vaulting service automatically backs up personal computer and server data over the Internet and stores it off site in one of our secure data centers, always available in the event of a disaster.

Healthcare Information Services

        Healthcare information services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions.

Medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. Healthcare information services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying), temporary staffing, contract coding, facilities management and imaging.

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

Service and Courier Operations

        Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The SafekeeperPLUS® system controls the service processes from order entry through transportation and invoicing for business records management while MediaLink™ and SecureBase™ systems manage the process for the off-site data protection services.

        Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2002, we were utilizing a fleet of more than 2,100 owned or leased vehicles.

Secure Shredding

        Secure shredding is a natural extension of our records management services, completing the lifecycle of a record. The service involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. We believe that customers are motivated by increased privacy regulation and the desire to protect their proprietary trade secrets. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. We currently perform these services in 40 cities and seek to expand our presence in this business through acquisitions and internal start-ups that leverage our existing records management infrastructure.

Intellectual Property Protection Services

        We provide intellectual property protection services through our wholly owned subsidiary, DSI Technology Escrow Services, Inc. DSI specializes in third party technology escrow services that protect intellectual property assets such as software source code. In addition, DSI assists in securing intellectual property as collateral for lending, investments and other joint ventures, in managing domain name registrations and transfers, and provides expertise and assistance to brokers and dealers in complying with electronic records regulations of the Securities and Exchange Commission, the Commission or SEC.

Digital Archiving Services

        Our digital archiving services focus on archiving digital information with long-term preservation requirements. These services represent the digital analogy to our paper records management services. Because of increased litigation risks and regulatory mandates, companies are increasingly aware of the need to apply the same records management policies and retention schedules to electronic data as they do paper records. Typical digital records include e-mail, e-statements, images, electronic documents retained for legal or compliance purposes and other data documenting business transactions.

        The growth rate of mission-critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of digital information management, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us. We continue to cultivate marketing and technology partnerships to support this anticipated growth.

        We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their business records management programs and consist primarily of: (i) storage capacity and the preservation of data; (ii) access to and control over the data in a secure environment; and (iii) the need to retain electronic records due to regulatory compliance or for litigation support. Our digital archiving service is representative of our commitment to address evolving records management needs and expand the array of services we offer.

Complementary Services and Products

        We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both off-site at our own facilities and by supplying our own personnel to perform management functions on-site at the customer's premises.

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

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in RIMS to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

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

1
We define Adjusted EBITDA as EBITDA adjusted for extraordinary items, other (income) expense, merger-related expenses, stock option compensation expense and minority interest. Merger-related expenses are primarily those expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include severance, relocation and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as part of separation agreements with certain executives.

  Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. In addition, we use Adjusted EBITDA as the basis for evaluating the performance of and allocating resources to our internal operating segments. However, neither EBITDA nor Adjusted EBITDA are measurements of financial performance under accounting principles generally accepted in the United States and you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as measures of liquidity. After March 28, 2003 we will no longer present Adjusted EBITDA in our public filings in compliance with SEC regulations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of other measures of performance determined in accordance with GAAP and our sources and applications of cash flow.

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Our revenues from these fixed periodic storage fees have grown for 56 consecutive quarters. Once a customer places paper records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. In each of the last five years, storage revenues, which are stable and recurring, have accounted for approximately 58% of our total revenues. This stable and growing storage base also provides the foundation for increases in revenues, EBITDA and Adjusted EBITDA.

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

  •
  Inherent Growth from Existing Paper Records Customers.  Our paper records customers have on average generated additional Cartons2 at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1998 through December 31, 2001, our annual Net Carton Growth From Existing Customers3 ranged from approximately 4% to approximately 6%. For the twelve months ended December 31, 2002, Net Carton Growth from Existing Customers was between 3% to 4%. We believe the consistent growth of our paper storage revenues is the result of a number of factors, including: (i) the trend toward increased records retention; (ii) customer satisfaction with our services; and (iii) the costs and inconvenience of moving storage operations in-house or to another provider of RIMS.

2
We define "Carton" as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

3
We define "Net Carton Growth From Existing Customers" as the increase in net Cartons attributable to existing customers without giving effect to the loss of approximately 1.0 million Cartons in fires attributed to arson in March 1997 in two of our facilities in South Brunswick Township, New Jersey. See Item 3. "Legal Proceedings". This calculation also excludes our Latin American and European operations as well as a portion of our medical records operations.

•
Diversified and Stable Customer Base.  As of December 31, 2002, we had over 150,000 customer accounts in a variety of industries. We currently provide services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2002. From January 1, 1998 through December 31, 2002, average annual permanent removals of Cartons, not including destructions, represented approximately 3% of total Cartons stored.

•
Capital Expenditures Related Primarily to Growth.  Our RIMS business requires limited annual capital expenditures made in order to maintain our current revenue stream. From January 1, 1998 through December 31, 2002, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues, EBITDA and Adjusted EBITDA.

Growth Strategy

        Our objective is to maintain our position as the leader in RIMS. Domestically, we seek to be one of the largest RIMS providers in each of our geographic markets. Internationally, our objectives are to continue to capitalize on our expertise in the RIMS industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (i) increased business with existing customers; (ii) addition of new customers; (iii) the introduction of new products and services such as secure shredding, electronic vaulting and digital archiving; and (iv) selective acquisitions in new and existing markets.

Growth from Existing Customers

        Our existing customers storing paper records contribute to storage and storage-related service revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local management staff.

        Through our local account management staff, we leverage existing business relationships with our customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

Addition of New Customers

        Our sales force is dedicated to two primary objectives: establishing new customer account relationships and expanding new and existing customer relationships by offering a wide array of complementary services and products. In order to accomplish these objectives, our sales force draws on our national marketing organization and senior management. As a result of acquisitions and our decision to recruit additional qualified sales professionals, we have increased the size of our sales force to approximately 450 such professionals as of December 31, 2002 from approximately 390 as of December 31, 2001.

Introduction of New Products and Services

        We continue to expand our menu of products and services. We have significantly increased our presence in the secure shredding industry and have developed new electronic vaulting and digital archiving services. These new products and services allow us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth through Domestic Acquisitions

        Our domestic acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through "fold-in" acquisitions. We have a successful record of acquiring and integrating RIMS companies. Between January 1, 1996 and December 31, 2000, we completed 66 domestic acquisitions for total consideration of approximately $2 billion. During 2001 and 2002, we completed 18 domestic acquisitions for total consideration of $78.6 million. We intend to continue our domestic acquisition program. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall domestic revenue growth than they were prior to 2001.

International Growth Strategy

        We also intend to continue to make acquisitions and investments in RIMS businesses outside the United States. We have acquired and invested in, and seek to acquire and invest in, RIMS companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for growth. Since beginning our international expansion program in January 1999, directly and through joint ventures, we have expanded our operations into Canada, Europe and Latin America. Through December 31, 2000, we completed 12 international acquisitions for total consideration of $119.2 million. During 2001 and 2002, we completed eight international acquisitions for total consideration of $41.7 million. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate domestic acquisition candidates, we also evaluate the presence in the potential market of our existing clients as well as the risks uniquely associated with an international investment, including those risks described below.

        The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe and Latin America. We have a 50.1% controlling interest in each of our Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries. Iron Mountain South America has in some cases bought controlling, yet not full, ownership in local businesses in order to enhance our local market expertise. We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business, although our long-term goal is to acquire full ownership of each such business. The local partner benefits from our expertise in the RIMS industry, our access to capital and our technology, and we benefit from our local partner's knowledge of the market, relationships with customers and their presence in the community.

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

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2000, 2001 and 2002 are set forth in Note 12 to Notes to Consolidated Financial Statements. For the year ended December 31, 2002, we derived approximately 14% of our total revenues from outside of the United States.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. We track customer accounts based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of December 31, 2002, we had over 150,000 customer accounts in a variety of industries. We currently provide services to more than half of the Fortune 500 and numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2002.

Competition

        We compete with our current and potential customers' internal RIMS capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future records and information management services.

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

Alternative Technologies

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper format. A significant shift by our customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect our business. We continue to invest in additional services such as electronic vaulting and digital archiving, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

        As of December 31, 2002, we employed approximately 8,800 full-time employees in the United States. Directly and through majority-owned joint ventures, as of December 31, 2002, we employed approximately 3,000 full-time employees outside of the United States. A small percentage of our employees are represented by unions. These unionized employees are located in California and one city in Canada. As of December 31, 2002, the aggregate number of unionized employees was approximately 350.

        All domestic non-union employees are eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time domestic employees participate in some form of incentive-based compensation program that provides payments based on profits, collections or attainment of specified objectives for the unit in which they work. International employees participate in separate benefit and incentive-based compensation programs. Management believes that we have good relationships with our employees and unions.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate market security in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood, earthquake and terrorism, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry are: workers compensation, general liability, umbrella, automobile, and directors and officers liability policies, subject to certain policy conditions, sublimits and deductibles. In 2002, we established a wholly owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

        Our standard form of storage contract sets forth an agreed maximum valuation for each carton or other storage unit held by us, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and we believe that in typical circumstances our liability would be so limited in the event of loss or damage to stored items for which we may be held liable. However, some of our agreements with large volume accounts, some of the contracts assumed in our acquisitions and some of our contracts outside the RIMS businesses contain no such limits or contain higher limits or supplemental insurance arrangements. See "Item 3. Legal Proceedings" for a description of claims by particular customers seeking to rescind their contracts, including limitations on liability, as a result of the fires experienced at our South Brunswick Township, New Jersey facilities in 1997.

Environmental Matters

        Some of our currently and formerly owned or operated properties were previously used by entities other than us for industrial or other purposes that involved the use or storage of hazardous substances or petroleum products or may have involved the generation of hazardous wastes. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. We have undertaken remediation activities at some of our properties. Although we regularly conduct limited environmental reviews of real property that we intend to purchase, we have not undertaken an in-depth environmental review of all of our owned and operated properties. Under various federal, state and local environmental laws, we may be potentially liable for environmental compliance and remediation costs to address contamination, if any, located at owned and operated properties as well as damages arising from such contamination. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

        We currently transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing a pollution liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investor Relations" category on our Internet website, we make available through a hyperlink to a third party SEC website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are electronically filed or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K.

Item 2. Properties.

        As of December 31, 2002, we conducted operations through 473 leased facilities and 174 facilities that we own or are owned by variable interest entities that we consolidate. Our facilities are divided among our reportable segments as follows: Business Records Management (471), Off-Site Data Protection (65), International (58) and Corporate and Other (53). These facilities contain a total of 43.1 million square feet of space. The leased facilities typically have initial lease terms of ten years with options to renew for an additional five to ten years. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe and Latin America, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the United Kingdom. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 13 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

South Brunswick Fires Litigation

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of another RIMS facility in South Brunswick Township, New Jersey.

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

        We are presently aware of five pending lawsuits that have been filed against Iron Mountain by certain of our customers and/or their insurers, one pending lawsuit filed by the insurers of an abutter of one of the South Brunswick facilities, and one lawsuit filed by a fire official who claims that he was injured in the course of responding to the first fire. Six of these seven lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The seventh lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. An eighth lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000. After trial, judgment was entered in favor of Iron Mountain; no appeal was filed in this matter. Several other claims that were originally filed in relation to these lawsuits have been voluntarily dismissed without prejudice by the customers and/or their insurance carriers. One lawsuit filed by an abutter to one of the facilities was similarly voluntarily dismissed without prejudice.

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

Sequedex and Pierce Proceedings

        On March 28, 2002, Iron Mountain and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we allege that defendant J. Peter Pierce, Sr., a former member of our Board of Directors and the former President of IMIM until his termination without cause effective June 30,

2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with Iron Mountain, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the RIMS industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy prior to the merger of Pierce Leahy with Iron Mountain in February 2000, misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM, dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, Iron Mountain also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, Office of the American Arbitration Association (the "AAA") on account of an arbitration clause in the employment agreement between Iron Mountain and Mr. Pierce. In the arbitration, Mr. Pierce has counterclaimed for indemnification of his expenses, including attorneys' fees. We have disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding, which is currently scheduled for a hearing in April 2003. On February 25, 2003, in response to Iron Mountain's request, the AAA removed the arbitrator; the AAA has not yet appointed a replacement arbitrator. We intend to prosecute the arbitration proceeding and the litigation vigorously.

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $100,000.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of Iron Mountain and Schooner is a shareholder of Iron Mountain. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Mr. Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling Iron Mountain employees and other third parties that Mr. Pierce breached his employment agreement with Iron Mountain, misappropriated and used Iron Mountain's confidential information, breached his fiduciary duties to Iron Mountain's shareholders and assisted Sequedex, then a competitor of Iron Mountain, in unfairly competing with Iron Mountain. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5,000,000. Iron Mountain and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases, and intend to vigorously defend ourselves against these lawsuits.

        Prior to the litigation directly pertaining to Mr. Pierce having been filed, in approximately October 2000, three former management employees of IMIM became employed by or otherwise associated with Sequedex. IMIM commenced actions against these three former employees to enforce its rights under their confidentiality and non-competition agreements. IMIM has also asserted claims against Sequedex for tortious interference with these agreements, and against both Sequedex and the former employees for misappropriation and use of IMIM's trade secrets and confidential information.

        The defendants in all three cases have denied the material allegations in IMIM's complaints and asserted various affirmative defenses. In addition, Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain. The counterclaims and third party complaints assert claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation. The defendant in one of these actions sought a declaratory judgment regarding the enforceability of the confidentiality and non-competition agreements at issue in that case and filed a motion for summary judgment seeking to have the non-competition agreement declared void, or to limit its scope. IMIM and Iron Mountain filed motions in all three cases to dismiss the various counterclaims and third-party complaints. All of these motions, i.e., the defendants' motion for summary judgment and IMIM's and Iron Mountain's motions to dismiss, were denied by the court following a hearing on May 7, 2002.

        Discovery is proceeding in each of these cases. IMIM intends to prosecute these actions vigorously, as well as to defend vigorously against the counterclaims, and Iron Mountain intends to defend vigorously against the third party complaints.

General

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

        The outcome of the South Brunswick fires, Sequedex and Pierce proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2001 and 2002, giving effect to a three-for-two stock split on December 31, 2001:

	Sale Prices
	High	Low
2001
First Quarter	$28.43	$21.08
Second Quarter	29.97	22.77
Third Quarter	30.00	26.50
Fourth Quarter	30.47	25.33
2002
First Quarter	$32.83	$29.19
Second Quarter	33.17	29.10
Third Quarter	31.30	22.72
Fourth Quarter	34.20	20.14

        The closing price of our common stock on the NYSE on March 3, 2003 was $34.82. As of March 3, 2003, there were 588 holders of record of our common stock. We believe that there are more than 9,800 beneficial owners of our common stock.

        Our Board of Directors currently intends to retain future earnings, if any, for the development of our businesses and does not anticipate paying cash dividends on our common stock in the foreseeable future. Future determinations by our Board to pay cash dividends on our common stock would be based primarily upon our financial condition, results of operations and business requirements. Cash dividends, if any, would be payable at the sole discretion of our Board out of the funds legally available for that purpose. Some of our credit agreements and indentures contain provisions that limit the amount of cash dividends we may pay and stock repurchases that we may make.

        We have not paid dividends on our common stock, other than stock dividends, during the last two years.

Item 6.    Selected Consolidated Financial and Operating Information.

        The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	1998	1999	2000(2)	2001	2002(3)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$230,702	$317,387	$585,664	$694,474	$759,536
Service and Storage Material Sales (1)	169,219	214,002	418,501	491,244	558,961

Total Revenues	399,921	531,389	1,004,165	1,185,718	1,318,497
Operating Expenses:
Cost of Sales (excluding depreciation) (1)	208,073	272,770	500,565	576,538	622,299
Selling, General and Administrative	95,867	128,948	246,559	306,934	332,332
Depreciation and Amortization	48,301	65,422	126,810	153,591	109,840
Stock Option Compensation Expense	—	—	15,110	—	—
Merger-related Expenses	—	—	9,133	3,673	796

Total Operating Expenses	352,241	467,140	898,177	1,040,736	1,065,267
Operating Income	47,680	64,249	105,988	144,982	253,230
Interest Expense, Net	45,673	54,425	117,975	134,742	136,632
Other (Income) Expense, Net	(1,384)	(17)	6,045	18,371	(3,351)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	3,391	9,841	(18,032)	(8,131)	119,949
Provision for Income Taxes	6,558	10,579	9,125	26,036	49,295
Minority Interests in Earnings (Losses) of Subsidiaries	—	322	(2,224)	(1,929)	3,629

(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	(3,167)	(1,060)	(24,933)	(32,238)	67,025
Income from Discontinued Operations (net of tax)	201	241	—	—	1,116
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(13,400)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(2,892)	(11,819)	(3,453)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(6,396)

Net (Loss) Income	$(2,966)	$(14,219)	$(27,825)	$(44,057)	$58,292

Net (Loss) Income per Common Share — Basic:
(Loss) Income from Continuing Operations	$(0.08)	$(0.02)	$(0.31)	$(0.39)	$0.79
Income from Discontinued Operations (net of tax)	0.01	0.01	—	—	0.01
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(0.27)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(0.08)

Net (Loss) Income — Basic	$(0.07)	$(0.28)	$(0.35)	$(0.53)	$0.69

Net (Loss) Income per Common Share — Diluted:
(Loss) Income from Continuing Operations	$(0.08)	$(0.02)	$(0.31)	$(0.39)	$0.78
Income from Discontinued Operations (net of tax)	0.01	0.01	—	—	0.01
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(0.27)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(0.07)

Net (Loss) Income — Diluted	$(0.07)	$(0.28)	$(0.35)	$(0.53)	$0.68

Weighted Average Common Shares Outstanding — Basic	41,205	50,018	79,688	83,666	84,651

Weighted Average Common Shares Outstanding — Diluted	41,205	50,018	79,688	83,666	86,071

(footnotes follow)

	Year Ended December 31,
	1998		1999		2000		2001		2002
	(In thousands)
Other Data:
EBITDA	$97,365		$129,366		$228,977		$282,131		$362,792
EBITDA as a Percentage of Total Revenues	24.3%		24.3%		22.8%		23.8%		27.5%
Adjusted EBITDA (4)	$95,981		$129,671		$257,041		$302,246		$363,866
Adjusted EBITDA as a Percentage of Total Revenues	24.0%		24.4%		25.6%		25.5%		27.6%
Ratio of Earnings to Fixed Charges	1.1	x	1.1	x	0.9	x(5)	1.0	x(5)	1.7	x
	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$1,715	$3,830	$6,200	$21,359	$56,292
Total Assets	967,385	1,317,212	2,659,096	2,859,906	3,230,655
Total Debt	456,178	612,947	1,355,131	1,496,099	1,732,097
Shareholders' Equity	338,882	488,754	924,458	885,959	944,861

Reconciliation of (Loss) Income from Continuing Operations
before Discontinued Operations, Extraordinary Charges and Cumulative Effect of
Change in Accounting Principle to EBITDA to Adjusted EBITDA:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	$(3,167)	$(1,060)	$(24,933)	$(32,238)	$67,025
Add: Depreciation and Amortization	48,301	65,422	126,810	153,591	109,840
Interest Expense, Net.	45,673	54,425	117,975	134,742	136,632
Provision for Income Taxes	6,558	10,579	9,125	26,036	49,295

EBITDA	97,365	129,366	228,977	282,131	362,792
Add: Other (Income) Expense, Net	(1,384)	(17)	6,045	18,371	(3,351)
Stock Option Compensation Expense	—	—	15,110	—	—
Merger-Related Expenses	—	—	9,133	3,673	796
Minority Interests in Earnings (Losses) of Subsidiaries	—	322	(2,224)	(1,929)	3,629

Adjusted EBITDA	$95,981	$129,671	$257,041	$302,246	$363,866

(footnotes follow)

(1)
Previously, certain product revenues related to our off-site data protection segment were recorded net of product costs. During the fourth quarter of 2002, we determined that it was more appropriate to record these revenues and costs on the gross rather than the net basis. As a result, service and storage material sales revenues and cost of sales in the above table have increased by $15,960, $11,840, $17,794, $14,602 and $17,749 for the years ending December 31, 1998, 1999, 2000, 2001 and 2002, respectively. Gross profit, operating income, net income (loss), EBITDA, Adjusted EBITDA and cash flows were not impacted by this change.

(2)
On February 1, 2000, we completed a merger with Pierce Leahy in a transaction valued at approximately $1,036,000. The results of the Pierce Leahy merger are reflected in the table above beginning with 11 months of activity in 2000. This merger has impacted the comparability of results before and after the merger. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(3)
Effective January 1, 2002, we ceased amortizing our goodwill balance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The accounting change will impact the comparability of results to previous years. See Note 2(g) to Notes to Consolidated Financial Statements.

(4)
We define Adjusted EBITDA as EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other (income) expense, merger-related expenses, stock option compensation expense and minority interest. Merger-related expenses are primarily those expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include severance, relocation and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs. Stock option compensation expense represents a non-cash charge resulting from the acceleration and extension of previously granted stock options as part of separation agreements with certain executives.

  Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. In addition, we use Adjusted EBITDA as the basis for evaluating the performance of and allocating resources to our internal operating segments. However, neither EBITDA nor Adjusted EBITDA are measurements of financial performance under accounting principles generally accepted in the United States and you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as measures of liquidity. After March 28, 2003 we will no longer present Adjusted EBITDA in our public filings in compliance with SEC regulations. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of other measures of performance determined in accordance with GAAP and our sources and applications of cash flow.

(5)
We reported a loss from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2000 and 2001. We would have needed to generate for the years ended December 31, 2000 and 2001 additional income from operations before provision for income taxes and minority interest of $18,032 and $8,131, respectively, to cover our fixed charges of $154,975 and $177,032, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Consolidated Financial and Operating Information" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

        This discussion contains "forward-looking statements," as that term is defined in the federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing.

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies include the following and are in no particular order:

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

        Each acquisition has been accounted for using the purchase method as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and more recently, SFAS No. 141, "Business Combinations." Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2002 would differ meaningfully from preliminary estimates. See Note 7 to Notes to Consolidated Financial Statements.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and are recorded as goodwill consistent with the guidance of Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in

Connection with a Purchase Business Combination." While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business.

        Our acquisitions have resulted in a significant accumulation of goodwill, which for acquisitions prior to July 1, 2001, we amortized over an estimated benefit period of 20 to 30 years. We have not amortized any goodwill for our acquisitions completed after July 1, 2001 and, beginning on January 1, 2002, ceased to amortize any goodwill in accordance with SFAS No. 142. Through December 31, 2001, we reviewed our existing goodwill for impairment, consistent with the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and determined that no amounts of goodwill were impaired using the undiscounted future cash flow methodology of SFAS No. 121. Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6.4 million (net of minority interest of $8.5 million), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in our consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6.4 million charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8.5 million) to exceed our portion of the non-cash goodwill impairment charge ($6.4 million). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2002 and noted no impairment of goodwill at our reporting units as of that date. As of December 31, 2002, no factors were identified that would alter this assessment.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required.

Accounting for Variable Interest Entities

        Under our three synthetic lease facilities, three special purpose entities, which we now refer to as variable interest entities, were established to acquire properties and lease those properties to us. These leases were designed to qualify as operating leases for accounting purposes, where the monthly lease expense was recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities were not consolidated in our consolidated balance sheets. As described below, we changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities") as of December 31, 2002. These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities.

        Synthetic lease facilities require the application of complex lease and variable interest entity accounting rules and interpretations. In the course of applying these complex accounting rules and interpretations, we have made certain judgments, estimates and assumptions relative to their treatment. We entered into these synthetic lease facilities because we believe they afforded, and continue to afford, meaningful benefits. Such benefits included rental payments (prospectively interest payments) below those available from traditional landlords and developers, and tax benefits and control provisions normally associated with direct ownership, including the right to buy the properties at original cost.    Each of the leases under our synthetic lease facilities has a five to six and one-half year term for specified records storage warehouses; commencement dates for these leases range from 1998 to 2002.

        Our Variable Interest Entities were financed with real estate term loans. These real estate term loans have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. As of December 31, 2002, these real estate term loans amounted to $202.6 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Note 5 to Notes to Consolidated Financial Statements.

        In light of the impending changes in the accounting rules related to off-balance sheet treatment of variable interest entities, which became final subsequent to December 31, 2002 as discussed below, management undertook an internal review of our Variable Interest Entities during the third quarter of 2002 in order to determine the future treatment of these transactions. During this review, management determined that VIE III should not have qualified for off-balance sheet treatment due to a technical documentation error. VIE III was involved in a series of construction projects and other facility acquisitions that were initiated from mid 2001 through December 31, 2002. As a result, management changed the characterization and the related accounting for properties in VIE III during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002 to record these properties and their related financing obligations in our consolidated results. New property acquisitions in the fourth quarter of 2002 totaled $10.4 million.

        Also, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in VIE III. This resulted in our consolidating all of its remaining assets and liabilities. VIE III's remaining assets and liabilities relate to an interest rate swap agreement, which it entered into upon its inception. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97.0 million of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated fair value of the derivative liability held by VIE III, and now consolidated on our balance sheet, related to the swap agreement was $13.7 million at December 31, 2002. This swap has been since inception and continues to be, as of December 31, 2002, an effective hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

        As of December 31, 2002, the total impact related to the change in characterization and the consolidation of VIE III, as compared to December 31, 2001, was an increase in gross property, plant and equipment, accumulated depreciation, long-term debt, and interest expense of $98.7 million, $1.7 million, $98.7 million and $6.2 million, respectively. Additionally, we have recorded an additional derivative liability and deferred tax assets of $13.7 million and $5.0 million, respectively, and a charge to shareholders' equity as a component of accumulated other comprehensive items of $8.7 million as of December 31, 2002. See Notes 3, 4 and 5 to Notes to Consolidated Financial Statements.

        In addition, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in the Other Variable Interest Entities. This resulted in our consolidating all of their assets and liabilities. As of December 31, 2002, the total impact of consolidating the Other Variable Interest Entities was an increase of $103.9 million both in property, plant and equipment and long-term debt. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, during the years ended December 31, 2000, 2001 and 2002, we recorded $4.8 million, $6.7 million and $5.9 million, respectively, in rent expense in our consolidated statements of operations related to these leases. On a prospective basis, we will be recording depreciation expense associated with the properties, interest expense associated with the real estate term loans and will no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results. If the Other Variable Interest Entities had been consolidated in our historical financial statements as of January 1, 2002: (1) depreciation expense would have increased in an amount equal to $2.0 million for the twelve months ended December 31, 2002; and (2) rent expense for these properties would have been reclassified as interest expense in an amount equal to $5.9 million for the twelve months ended December 31, 2002. Consequently, our EBITDA, Adjusted EBITDA, operating income and interest expense would have increased by $5.9 million, $5.9 million, $3.9 million and $5.9 million, respectively, for the twelve months ended December 31, 2002. In addition, net income before provision for income taxes would have decreased by $2.0 million for the twelve months ended December 31, 2002.

        In January 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the financial reporting by enterprises involved with variable interest entities. FIN 46 addresses both unconsolidated variable interest entities and any new variable interest entities that are created subsequent to the issuance of the interpretation. As a result of the actions described above, as of December 31, 2002, we did not have any unconsolidated variable interest entities. Any future variable interest entities will be accounted for in accordance with FIN 46.

Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized and realized gains and losses are recognized each period as other comprehensive income which is a component of accumulated other comprehensive items included in shareholders' equity, assets and liabilities or earnings depending on the nature of such derivatives. See Note 4 to Notes to Consolidated Financial Statements for a detailed description of our derivative instruments.

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

        Although we apply some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. We had $35.3 million of interest rate risk management liabilities and had a corresponding amount for unrealized losses to other comprehensive income ($22.5 million, net of tax) related to cash flow hedges at December 31, 2002.

        One of our interest rate swaps was used to hedge interest rate risk on certain variable operating lease commitments. As a result of the December 31, 2002 consolidation of one of the Other Variable Interest Entities ("VIE I"), the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions and we determined that this hedge was no longer effective on a prospective basis. We have consolidated the real estate term loans of VIE I and we will prospectively record interest expense instead of rent expense as we make cash interest payments on this debt. The unrealized mark to market losses previously recorded in other comprehensive income attributable to this swap ($1.9 million, net of tax, as of December 31, 2002) will be amortized through other (income) expense, net in our consolidated statement of operations based on the changes in the fair value of the swap each period that the remaining interest payments are made on VIE I's external debt. We will prospectively account for mark to market changes in the derivative liability of this swap agreement through other (income) expense, net in our consolidated statement of operations. This accounting will have a net zero impact within our consolidated statement of operations as it relates to the amortization of unrealized mark to market losses and the fair valuing of the derivative liability.

Accounting for Internal Use Software

        We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects, to the extent time is spent directly on the project, are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are evaluated for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. See Note 2(f) to Notes to Consolidated Financial Statements.

        During the year ended December 31, 2002, we replaced one of our internal use software programs, which resulted in the write-off to other (income) expense, net of the remaining net book value of $1.1 million.

Deferred Income Taxes

        We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. We have considered estimated future taxable income and ongoing tax planning strategies in assessing the amount needed for the valuation allowance. If actual results differ unfavorably from those estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required.

Overview

        Our primary financial goal has always been, and continues to be, to increase consolidated Adjusted EBITDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Adjusted EBITDA is a source of funds for investment in continued growth and for servicing indebtedness. We use Adjusted EBITDA as our internal measurement of financial performance and as the basis for allocating resources to our internal operating segments. In addition, substantially all of our financing agreements contain covenants in which Adjusted EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. Adjusted EBITDA and Adjusted EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which Adjusted EBITDA-based calculations are used as the primary measure of financial performance. However, you should not consider EBITDA or Adjusted EBITDA to be substitutes for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of liquidity. After March 28, 2003 we will no longer present Adjusted EBITDA in our public filings in compliance with SEC regulations.

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141 and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2000, goodwill amortization expense would have been reduced by $53.4 million and $59.2 million ($44.8 million and $50.9 million, net of tax) for the years ended December 31, 2000 and 2001, respectively. See Note 2(g) to Notes to Consolidated Financial Statements.

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis) and have accounted for approximately 58% of total consolidated revenues in each of the last five years. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of storage materials. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and other complementary and auxiliary services, and sales of specially designed storage containers, magnetic media including computer tapes and related supplies. Courier operations consist primarily of the pickup and delivery of records upon customer request. Customers are generally billed on a monthly basis on contractually agreed-upon terms.

        Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs including rent and utilities, transportation expenses including vehicle leases and fuel, other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. The expansion of our secure shredding operations has resulted in changes to the mix of certain cost of sales components. Our secure shredding operations are more labor intensive, therefore, our labor expense will be higher as a percentage of revenue as compared to our traditional operations. In addition, our secure shredding operations incur higher transportation costs and lower facility costs, respectively, as a percentage of revenue, as compared to our traditional operations.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies.

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings. Amortization relates primarily to customer relationships and acquisition costs.

Reclassifications and Changes in Presentation

        Previously, certain product revenues related to our off-site data protection segment were recorded net of product costs. During the fourth quarter of 2002, we determined that it was more appropriate to record these revenues and costs on the gross rather than net basis. We have reflected this change in all applicable tables and discussions for all periods presented within the following discussion of results of operations. Gross profit, operating income, net income (loss), EBITDA, Adjusted EBITDA and cash flows were not impacted by this change.

        We have updated our presentation of segment results to report our operations in Canada, previously analyzed as part of our International segment, and now analyzed within the Business Records Management segment. All applicable tables and discussions have been updated to reflect this change in all periods presented within the following discussion of results of operations. See Note 12 to Notes to Consolidated Financial Statements.

        In an effort to further our objective of transparent reporting, our discussion of results for years ended December 31, 2002 and 2001 has been expanded to provide what we believe is more meaningful detail and analysis. These periods represent the first two full years of operations subsequent to the merger with Pierce Leahy. As we have integrated Pierce Leahy and several other significant acquisitions we have improved our data collection systems, resulting in our ability to provide greater insight regarding our operations.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Year Ended December 31,
	2000	2001	2002
Revenues:
Storage	58.3%	58.6%	57.6%
Service and Storage Material Sales	41.7	41.4	42.4

Total Revenues	100.0	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(49.8)	(48.6)	(47.2)
Selling, General and Administrative	(24.6)	(25.9)	(25.2)
Depreciation and Amortization	(12.6)	(13.0)	(8.3)
Stock Option Compensation Expense	(1.5)	—	—
Merger-related Expenses	(0.9)	(0.3)	(0.1)

Total Operating Expenses	(89.4)	(87.8)	(80.8)
Operating Income	10.6	12.2	19.2
Interest Expense, Net	(11.7)	(11.4)	(10.4)
Other Expense (Income), Net	0.6	1.5	(0.3)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(1.8)	(0.7)	9.1
Provision for Income Taxes	(0.9)	(2.2)	(3.7)
Minority Interest in Losses (Earnings) of Subsidiaries	0.2	0.2	(0.3)

(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	(2.5)	(2.7)	5.1
Income from Discontinued Operations (net of tax)	—	—	0.1
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(0.3)	(1.0)	(0.3)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(0.5)

Net (Loss) Income	(2.8)%	(3.7)%	4.4%

Other Data:
EBITDA	22.8%	23.8%	27.5%

Adjusted EBITDA	25.6%	25.5%	27.6%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Consolidated Results

	2001	2002	Dollar Change	Percent Change
	(In Thousands)
Revenues:
Storage	$694,474	$759,536	$65,062	9.4%
Service and Storage Material Sales	491,244	558,961	67,717	13.8%

Total Revenues	1,185,718	1,318,497	132,779	11.2%
Operating Expenses:
Cost of Sales (excluding depreciation)	576,538	622,299	45,761	7.9%
Selling, General and Administrative	306,934	332,332	25,398	8.3%
Depreciation and Amortization	153,591	109,840	(43,751)	(28.5%)
Merger-related Expenses	3,673	796	(2,877)	(78.3%)

Total Operating Expenses	1,040,736	1,065,267	24,531	2.4%
Operating Income	144,982	253,230	108,248	74.7%
Interest Expense, Net	134,742	136,632	1,890	1.4%
Other Expense (Income), Net	18,371	(3,351)	(21,722)	(118.2%)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(8,131)	119,949	128,080	1,575.2%
Provision for Income Taxes	26,036	49,295	23,259	89.3%
Minority Interest in (Losses) Earnings of Subsidiaries	(1,929)	3,629	5,558	288.1%

(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	(32,238)	67,025	99,263	307.9%
Income from Discontinued Operations (net of tax)	—	1,116	1,116	—
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(11,819)	(3,453)	8,366	70.8%
Cumulative Effect of Change in Accounting Principle	—	(6,396)	(6,396)	—

Net (Loss) Income	$(44,057)	$58,292	$102,349	232.3%

Reconciliation of (Loss) Income From Continuing Operations
Before Discontinued Operations, Extraordinary Charges And
Cumulative Effect of Change in Accounting Principle
to EBITDA to Adjusted EBITDA

	Year Ended
			Dollar Change	Percent Change
	2001	2002
	(In Thousands)
(Loss) Income From Continuing Operations Before Discontinued Operations, Extraordinary Charges And Cumulative Effect of Change in Accounting Principle	$(32,238)	$67,025	$99,263	307.9%
Add: Depreciation and Amortization	153,591	109,840	(43,751)	(28.5%)
Interest Expense, Net	134,742	136,632	1,890	1.4%
Provision for Income Taxes	26,036	49,295	23,259	89.3%

EBITDA	282,131	362,792	80,661	28.6%
Add: Other Expense (Income), Net	18,371	(3,351)	(21,722)	(118.2%)
Merger-Related Expenses	3,673	796	(2,877)	(78.3%)
Minority Interests in (Losses) Earnings of Subsidiaries	(1,929)	3,629	5,558	288.1%

Adjusted EBITDA	$302,246	$363,866	$61,620	20.4%

Revenue

        For the year ended December 31, 2002, our consolidated revenues increased $132.8 million, or 11.2%, compared to the same period of 2001. This increase was principally a result of internal revenue growth, which for the year ended December 31, 2002 was 9.5%, comprised of 8.4% for storage revenue and 11.1% for service and storage material sales revenue. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage revenues increased $65.1 million, or 9.4%, to $759.5 million for the year ended December 31, 2002. The increase was primarily attributable to internal revenue growth of 8.4% resulting from net increases in records and other media stored by existing customers and sales to new customers. The net effect of foreign currency translation on storage revenues was a decrease in revenue of $2.4 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar, offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $67.7 million, or 13.8%, to $559.0 million for the year ended December 31, 2002. The increase was primarily attributable to internal revenue growth of 11.1% resulting from net increases in service and storage material sales to existing customers and sales to new customers. The net effect of foreign currency translation on service and storage material sales revenues was a decrease in revenue of $0.7 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar, offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2001					2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Storage Revenue	12.7%	11.5%	10.9%	9.6%	11.1%	8.4%	8.6%	8.6%	8.0%	8.4%
Service and Storage Material Sales Revenue	8.7%	8.7%	5.1%	10.6%	8.4%	9.1%	10.0%	15.4%	9.8%	11.1%
Total Revenue	11.0%	10.3%	8.5%	10.0%	10.0%	8.7%	9.2%	11.4%	8.8%	9.5%

        The consecutive quarter storage revenue internal growth trend over the last eight quarters, as calculated quarterly comparing the current quarter to the applicable quarter in the prior year, is primarily attributable to a decline in the rate at which customers have added new cartons to their inventory, which may be a result of current economic conditions. However, we have not seen a decline in the duration that our customers maintain their cartons in inventory nor an increase in the rate of cartons destroyed or permanently removed from inventory as a percentage of the total population. In addition, growth from new sales was adversely affected in 2001 and 2002 as a result of the disruption caused by the merging of our sales force with that of Pierce Leahy in 2000. The sales force reorganization has been completed and growth from new sales has begun to increase.

        Service and storage material sales revenue internal growth is subject to fluctuations in the timing of non-recurring service projects ordered by customers and in some cases can be affected by delays or cancellations as some customers seek to reduce short-term costs. During 2002, we benefited from a number of large non-recurring service projects in North America and Europe. While we expect to realize revenue associated with these and similar projects in 2003, it will be difficult to replace all of these projects. The volatility in the service revenue growth for the third and fourth quarters of 2001 and 2002 is primarily due to a disruption in the normal pattern of services we provide to our customers following the events of September 11, 2001 and the resulting shift of some services and related revenue, to the fourth quarter of 2001. This caused a favorable comparison for the service revenue growth rate in the third quarter of 2002 and a difficult comparison in the fourth quarter of 2002.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses:

					% of Consolidated Revenues
	2001	2002	Dollar Change	Percent Change	2001	2002	Percent Change (Favorable)/ Unfavorable
	(In Thousands)
Labor	$286,951	$318,707	$31,756	11.1%	24.2%	24.2%	(0.0)%
Facilities	173,610	184,988	11,378	6.6%	14.6%	14.0%	(0.6)%
Transportation	55,167	56,972	1,805	3.3%	4.7%	4.3%	(0.4)%
Product Cost of Sales	31,363	34,552	3,189	10.2%	2.6%	2.6%	(0.0)%
Other	29,447	27,080	(2,367)	(8.0%)	2.5%	2.1%	(0.4)%

	$576,538	$622,299	$45,761	7.9%	48.6%	47.2%	(1.4)%

Labor

        The dollar increase in labor expense is primarily attributable to increases in headcount and changes in our labor mix resulting from the expansion of our secure shredding operations. Our secure shredding operations are more labor intensive, therefore, labor expense will be higher as a percentage of revenue as compared to our traditional operations. In 2002, this impact was mitigated by improved labor management in our off-site data protection segment. In addition, our domestic operations, which comprise approximately 75% of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and significant increases in medical insurance and worker's compensation expenses of approximately $12.0 million. The majority of these increases are attributable to higher premiums and self-insurance requirements.

Facilities

        Our property management activities combined with a higher utilization of our space has driven the decrease of our facilities expenses as a percentage of consolidated revenues from 14.6% in 2001 to 14.0% in 2002. The largest component of our facilities cost is rent expense, which decreased $0.3 million for the year ended December 31, 2002. We reduced the number of leased facilities we occupy by 23 in 2002 primarily through the consolidation of our property portfolio as we exited less desirable facilities and consolidated our remaining properties subsequent to the Pierce Leahy merger.

        The decrease in leased properties is also a result of the recharacterization of eight properties under synthetic lease facilities at the end of 2001, which are now consolidated on our balance sheet at the end of 2002. During 2001 and 2002, we recorded $1.8 million and $0.0 million of rent expense for these eight properties, respectively. An additional 23 properties under our synthetic leases facilities were consolidated as of December 31, 2002; however, they were accounted for as operating leases during 2002 and their costs were included in rent expense. For the years ended December 31, 2001 and 2002, we recorded rent expense of $6.7 million and $5.9 million, respectively, on these 23 properties and we will prospectively record the rent expense as interest expense beginning in 2003.

        The dollar increase in facilities expenses is attributable to property insurance, which increased $4.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The market-wide increase in property insurance premiums in the wake of the events of September 11,

2001, in addition to experience based annual premium adjustments, resulted in this dramatic increase. Increased rent and facilities expenses in our European operations of $4.6 million and higher domestic property taxes of $1.8 million have also contributed to the dollar increase in facilities expenses.

Transportation

        Our transportation expenses are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. For the years ended December 31, 2002 and 2001 our fleet of vehicles used in operations totaled 2,140 and 2,032, respectively, of which 1,429 and 1,269, respectively, were under operating leases. The net increase in vehicles is primarily attributable to an increase of 40 vehicles in our secure shredding division that were either acquired through acquisitions or added to support growth in the business. We reduced our operating lease expense by $0.6 million during 2002 as a result of our fleet leasing program, which has benefited from an overall reduction in interest rates and our improving credit rating.

        The results of our ongoing transportation efficiency projects and the completion of our conversions to the SafeKeeper Plus® system have been significant in reducing transportation expenses, including fuel and outside courier fees, as a percentage of consolidated revenues. In 2002 we had an overall reduction in fuel consumption and a decrease in fuel expense of $0.4 million in spite of an average increase in the price per gallon of fuel during 2002. We also benefited from a $0.9 million decline in subcontracted courier expenses, which we believe is the result of better management of internal transportation resources. Our improvements in transportation have been partially offset by increased vehicle insurance and repair costs of $0.7 million and $0.9 million, respectively, for the year ended December 31, 2002 over the year ended December 31, 2001, as a result of the increased size of our fleet. We experienced a $2.0 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and is also impacted by the weakening of the U.S. dollar in comparison to the British pound sterling in 2002 versus 2001.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the year ended December 31, 2002 was consistent with the year ended December 31, 2001 as a percentage of product revenues. The decrease in other cost of sales of $2.4 million is directly attributable to decreases in variable expenses from our changing mix of complementary services and will vary as our mix of special projects changes from period to period.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses:

					% of Consolidated Revenues
	2001	2002	Dollar Change	Percent Change	2001	2002	Percent Change (Favorable)/ Unfavorable
	(In Thousands)
General and Administrative	$193,966	$202,291	$8,325	4.3%	16.4%	15.3%	(1.0)%
Sales and Marketing	48,580	57,198	8,618	17.7%	4.1%	4.3%	0.2%
Information Technology	48,663	52,236	3,573	7.3%	4.1%	4.0%	(0.1)%
Bad Debt Expense	10,334	11,533	1,199	11.6%	0.9%	0.9%	0.0%
Digital	5,391	9,074	3,683	68.3%	0.5%	0.7%	0.2%

	$306,934	$332,332	$25,398	8.3%	25.9%	25.2%	(0.7)%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in professional fees, office facilities, telephone, and supplies expenses. However, these costs were consistent with the increasing scale of our business, as indicated by the decrease of 1.4% as a percentage of consolidated revenues. Increased overhead leverage offset an increase in wages due to normal inflation and merit increases.

Sales and Marketing

        The majority of our sales and marketing costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the year ended December 31, 2002. Throughout 2002, we continued to invest in the expansion and improvement of our sales force. We added approximately 60 new sales and marketing employees since December 31, 2001, a 15% increase in headcount.

Information Technology

        Information technology expenses increased $3.6 million, or 7.3%, to $52.2 million (4.0% of consolidated revenues) for the year ended December 31, 2002 principally due to increased compensation costs as a result of increased headcount and normal inflation and merit increases, as well as, a decrease in capitalizable projects. Additionally, these costs were offset by savings of $1.7 million realized through improved management of information technology telecommunication expenses and a reduction of $1.1 million of information technology equipment lease expenses.

Bad Debt Expense

        Consolidated bad debt expense increased $1.2 million, or 11.6%, to $11.5 million (0.9% of consolidated revenues) for the year ended December 31, 2002. Our projects to centralize collection efforts within our divisions have contributed significantly to holding bad debt expense flat as a percentage of consolidated revenues.

Digital

        Expenses associated with our digital initiatives increased $3.7 million, or 68.3%, to $9.1 million (0.7% of consolidated revenues) for the year ended December 31, 2002 principally due to increases in information technology professionals and sales staff.

Depreciation, Amortization, and Merger-Related Expenses

        Consolidated depreciation and amortization expense decreased $43.8 million, or 28.5%, to $109.8 million (8.3% of consolidated revenues) for the year ended December 31, 2002 from $153.6 million (13.0% of consolidated revenues) for the year ended December 31, 2001. Depreciation expense increased $17.6 million, primarily due to the additional depreciation expense related to capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $3.7 million during the year ended December 31, 2002 as a result of software and hardware assets placed in service during late 2001 and throughout 2002. In 2002, the recharacterization of eight properties added in 2001 under one of our synthetic lease programs, as well as nine properties added to such program in 2002, resulted in $1.7 million of additional depreciation. Amortization expense decreased $61.3 million, primarily due to eliminating amortization expense related to goodwill in accordance with SFAS No. 142. See Note 2(g) to Notes to Consolidated Financial Statements and "—Critical Accounting Policies—Accounting for Acquisitions."

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million (0.1% of consolidated revenues) for the year ended 2002 compared to $3.7 million (0.3% of consolidated revenues) for the same period of 2001. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

Interest Expense, Net

        Consolidated interest expense, net increased $1.9 million, or 1.4%, to $136.6 million for the year ended December 31, 2002 from $134.7 million for the year ended December 31, 2001. This increase was primarily attributable to $6.2 million of interest expense associated with 17 properties within one of our synthetic lease facilities and increased long-term borrowings through our 2001 bond offerings. These increases were offset by a decline in our overall weighted average interest rate resulting from a general decline in interest rates coupled with our refinancing efforts.

Other (Income) Expense, Net

        Consolidated other income, net was $3.4 million for the year ended December 31, 2002 compared to other expense, net of $18.4 million for the year ended December 31, 2001. Significant items included in other (income) expense, net include the following:

	2001	2002	Change
	(In Thousands)
Foreign currency transaction (gains) and losses	$10,437	$(5,043)	$(15,480)
Loss on investments	6,900	827	(6,073)
Other, net	1,034	865	(169)

	$18,371	$(3,351)	$(21,722)

        Foreign currency gains of $5.0 million based on period-end exchange rates were recorded in the year ended December 31, 2002 primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and European subsidiaries. During the year ended December 31, 2001, the Canadian dollar had weakened compared to the U.S. dollar and was the primary reason for the foreign currency loss of $10.4 million, based on period-end exchange rates. The loss on investments is the result of a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company in the third quarter of 2001. In 2002, we recorded $0.9 million of similar write-downs. The decrease in loss on investments is also attributable to a gain of $2.1 million recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002 offset by losses recorded on disposals of software and write-downs of assets held for sale of $1.1 million and $0.9 million, respectively. No such gains or losses were recorded in 2001.

Provision for Income Taxes

        The provision for income taxes was $49.3 million for the year ended December 31, 2002 compared to $26.0 million for the year ended December 31, 2001. The effective rate was 41.1% for the year ended December 31, 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was (320.2%) for the year ended December 31, 2001. During 2001, we amortized non-deductible goodwill for book purposes, however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit). There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

Minority Interest, Discontinued Operations, Extraordinary Charges, and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries resulted in a charge to income of $3.6 million (0.3% of consolidated revenues) for the year ended December 31, 2002. This represents our minority partners' share of earnings (losses) in our majority-owned international subsidiaries that are consolidated in our operating results. In 2001, our subsidiaries incurred losses and the minority interest resulted in a credit to income of $1.9 million. The improved results are primarily a result of (1) the elimination of goodwill amortization expense in accordance with SFAS No. 142, (2) increased profitability in our European business and (3) our European minority partners' share ($0.7 million, net of tax) of the $2.1 million gain recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

        In the fourth quarter of 2002, we recorded income from discontinued operations of $1.1 million (net of tax of $0.8 million) as a result of resolving several outstanding contingencies remaining from the sale of the Arcus Staffing Resources, Inc. business unit in 1999.

        During the year ended December 31, 2002, we recorded an extraordinary charge of $0.8 million (net of tax benefit of $0.4 million) related to the early retirement of debt in conjunction with the refinancing of our credit facility and in the fourth quarter of 2002 we recorded an extraordinary charge of $2.7 million (net of tax benefit of $1.5 million) related to the early retirement of a portion of our 9 1/8% senior subordinated notes in conjunction with our underwritten public offering of the 7 3/4% senior subordinated notes. For the year ended December 31, 2001, we recorded an extraordinary charge of $11.8 million (net of tax benefit of $8.2 million) related to the early retirement of the 11 1/8% and 10 1/8% senior subordinated notes in conjunction with our underwritten public offerings of the 8 5/8% senior subordinated notes. The charges consisted primarily of the write-off of unamortized deferred financing costs and call and tender premiums associated with the extinguished debt. In January 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% notes resulting in a charge of $1.2 million (net of tax benefit of $0.7 million) in the first quarter of 2003 related to the early retirement of these remaining 9 1/8% notes. We will record this charge to other (income) expense, net in accordance with recent changes in accounting requirements.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in 2001.

Net Income (Loss)

        As a result of the foregoing factors, consolidated net income increased $102.3 million, or 232.3%, to $58.3 (4.4% of consolidated revenues) for the year ended December 31, 2002 from a net loss of $44.1 (3.7% of consolidated revenues) for the year ended December 31, 2001.

Adjusted EBITDA

        As a result of the foregoing factors, consolidated Adjusted EBITDA increased $61.6 million, or 20.4%, to $363.9 million (27.6% of consolidated revenues) for the year ended December 31, 2002 from $302.2 million (25.5% of consolidated revenues) for the year ended December 31, 2001. Excluding the

$8.1 million of development costs, net of recorded revenues, for the year ended December 31, 2002 and $5.4 million of development costs, net of recorded revenues, for the year ended December 31, 2001 related to our new technology-related service offerings, Adjusted EBITDA margins were 28.2% and 25.9% for the year ended December 31, 2002 and December 31, 2001, respectively.

Segment Analysis

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
	(In Thousands)
Segment Revenue
Year Ended
December 31, 2002	$908,189	$233,834	$109,381	$67,093	$1,318,497
December 31, 2001	837,994	205,134	89,475	53,115	1,185,718

Increase in Revenues	$70,195	$28,700	$19,906	$13,978	$132,779

Percentage Increase in Revenues	8.4%	14.0%	22.2%	26.3%	11.2%
Segment Adjusted EBITDA
Year Ended
December 31, 2002	$258,229	$61,542	$21,988	$22,107	$363,866
December 31, 2001	227,769	49,804	16,250	8,423	302,246
Segment Adjusted EBITDA as a Percentage of Segment Revenue
Year Ended
December 31, 2002	28.4%	26.3%	20.1%	32.9%	27.6%
December 31, 2001	27.2%	24.3%	18.2%	15.9%	25.5%

        Revenue in our business records management segment increased 8.4% primarily due to increased storage revenues, strong special projects revenues and acquisitions. The increase in Adjusted EBITDA as a percent of segment revenue for our business records management segment is primarily due to labor and transportation efficiencies gained by the increasing scale of our business and the completion of our integration of Pierce Leahy. Lower facilities expenditures, including rent expense and utilities, and lower bad debt expense resulting from our improved collection efforts also contributed to the improvement of Adjusted EBITDA, as a percentage of segment revenue. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increased investment in our sales force. Reductions in spending related to telecommunication expenditures, as a percentage of segment revenue, also contributed to increasing Adjusted EBITDA.

        Revenue in our off-site data protection segment increased 14.0% primarily due to internal revenue growth from both existing and new customers. Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased primarily due to improved labor and transportation management. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increase in bad debt expense.

        Revenue in our international segment increased primarily due to increased sales efforts and a large service project in the United Kingdom, as well as, acquisitions completed in Europe and South America in the fourth quarter of 2002. Adjusted EBITDA as a percent of segment revenue for our international segment increased primarily due to improved gross margins from our European operations and reduced bad debt expense. This increase was partially offset by higher insurance premiums for property and casualty insurance and reduced margins in our South American operations due to the deteriorating local economic conditions and devaluation of the currency in Argentina.

Unfavorable currency fluctuations in South America during 2002 reduced revenues, as measured in U.S. dollars, by $5.0 million during the year ending December 31, 2002. This reduction was offset by the impact of favorable currency fluctuations during 2002 in Europe that increased revenue $2.9 million when compared to the prior year rates.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated Results

	2000	2001	Dollar Change	Percent Change
	(In Thousands)
Revenues:
Storage	$585,664	$694,474	$108,810	18.6%
Service and Storage Material Sales	418,501	491,244	72,743	17.4%

Total Revenues	1,004,165	1,185,718	181,553	18.1%
Operating Expenses:
Cost of Sales (excluding depreciation)	500,565	576,538	75,973	15.2%
Selling, General and Administrative	246,559	306,934	60,375	24.5%
Depreciation and Amortization	126,810	153,591	26,781	21.1%
Stock Compensation Expense	15,110	—	(15,110)	(100.0)%
Merger-related Expenses	9,133	3,673	(5,460)	(59.8)%

Total Operating Expenses	898,177	1,040,736	142,559	15.9%
Operating Income	105,988	144,982	38,994	36.8%
Interest Expense, Net	117,975	134,742	16,767	14.2%
Other Expense, Net	6,045	18,371	12,326	203.9%

Loss from Continuing Operations Before Provision for Income Taxes and Minority Interest	(18,032)	(8,131)	9,901	54.9%
Provision for Income Taxes	9,125	26,036	16,911	185.3%
Minority Interest in Losses of Subsidiaries	(2,224)	(1,929)	295	13.3%

Loss from Continuing Operations before Extraordinary Charges	(24,933)	(32,238)	(7,305)	(29.3)%
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(2,892)	(11,819)	(8,927)	(308.7)%

Net Loss	$(27,825)	$(44,057)	$(16,232)	(58.3)%

Reconciliation of Loss From Continuing Operations
Before Extraordinary Charges to EBITDA to Adjusted EBITDA

	Year ended
			Dollar Change	Percent Change
	2000	2001
	(In Thousands)
Loss From Continuing Operations Before Extraordinary Charges	$(24,933)	$(32,238)	$(7,305)	(29.3)%
Add: Depreciation and Amortization	126,810	153,591	26,781	21.1%
Interest Expense, Net	117,975	134,742	16,767	14.2%
Provision for Income Taxes	9,125	26,036	16,911	185.3%

EBITDA	228,977	282,131	53,154	23.2%
Add: Other Expense, Net	6,045	18,371	12,326	203.9%
Merger-Related Expenses	9,133	3,673	(5,460)	(59.8)%
Stock Option Compensation Expense	15,110	—	(15,110)	(100.0)%
Minority Interests in Losses of Subsidiaries	(2,224)	(1,929)	295	13.3%

Adjusted EBITDA	$257,041	$302,246	$45,205	17.6%

        Consolidated revenues increased $181.6 million, or 18.1%, to $1,185.7 million for the year ended December 31, 2001 from $1,004.2 million for the year ended December 31, 2000. Internal revenue growth for the year ended December 31, 2001 was 10.0%, comprised of 11.1% for storage revenue and 8.4% for service and storage material sales revenues. We calculate internal revenue growth in local currency for our international operations and as if Pierce Leahy had merged with us on January 1, 2000.

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

        Consolidated service and storage material sales revenues increased $72.7 million, or 17.4%, to $491.2 million for the year ended December 31, 2001 from $418.5 million for the year ended December 31, 2000. The increase was primarily attributable to: (1) internal revenue growth of 8.4% resulting primarily from net increases in service and storage material sales to existing customers and sales to new customers; and (2) acquisitions, particularly the inclusion of Pierce Leahy's revenue for twelve months of 2001 versus eleven months of 2000. The total increase in service and storage material sales revenues was partially offset by the unfavorable effects of foreign currency translation of $3.3 million as a result of the strengthening of the U.S. dollar against certain currencies, primarily the Canadian dollar and the British pound sterling.

        Consolidated cost of sales (excluding depreciation) increased $76.0 million, or 15.2%, to $576.5 million (48.6% of consolidated revenues) for the year ended December 31, 2001 from $500.6 million (49.8% of consolidated revenues) for the year ended December 31, 2000. The dollar increase was primarily attributable to the required costs to support our revenue growth and was partially offset by operating efficiencies at our U.S. and Canadian operations, particularly related to the decrease in rent as a percent of consolidated revenue of 0.7% offset by a 0.2% increase in other facilities costs as a percent of consolidated revenues and a 0.2% increase in utility expenses (primarily, gas and oil charges) as a percent of consolidated revenues. In our U.S. and Canadian operations, facility costs increased $22.1 million and labor costs increased $33.7 million, which represented a decrease of 0.2% and 0.6% of consolidated revenues, respectively. The decrease as a percent of consolidated revenues was offset by relatively lower gross margins in our emerging secure shredding services business, which increased cost of sales by 0.9% of consolidated revenues.

        Consolidated selling, general and administrative expenses increased $60.4 million, or 24.5%, to $306.9 million (25.9% of consolidated revenues) for the year ended December 31, 2001 from $246.6 million (24.6% of consolidated revenues) for the year ended December 31, 2000. The dollar increase was primarily attributable to the required costs to support our revenue growth, while the increase as a percent of consolidated revenues was primarily attributable to: (1) higher overhead levels in our emerging secure shredding services business (an increase of 0.6% of consolidated revenues) and our Latin American and European operations (an increase of 0.4% of consolidated revenues); (2) higher data communications costs resulting from network deployment and migration activities (an increase of 0.4% of consolidated revenues); and (3) expenditures for our marketing and information technology initiatives related to the development of complementary technology-based service offerings (an increase of 0.5% of consolidated revenues). These increases were partially offset by a decrease in the provision for doubtful accounts for our U.S. and Canadian operations (a decrease of 0.3% of consolidated revenues).

        Consolidated depreciation and amortization expense increased $26.8 million, or 21.1%, to $153.6 million (13.0% of consolidated revenues) for the year ended December 31, 2001 from $126.8 million (12.6% of consolidated revenues) for the year ended December 31, 2000. Depreciation expense increased $20.3 million, primarily due to the additional depreciation expense related to the 2000 and 2001 acquisitions, particularly the inclusion of Pierce Leahy's depreciation expense for twelve months of 2001 versus eleven months of 2000 and capital expenditures including storage systems, information systems and expansion of storage capacity in existing facilities. Amortization expense increased $6.4 million, primarily due to the additional amortization expense related to the goodwill generated by our 2000 and 2001 acquisitions completed prior to July 1, 2001, particularly Pierce Leahy.

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

        As a result of the foregoing factors, consolidated operating income increased $39.0 million, or 36.8%, to $145.0 million (12.2% of consolidated revenues) for the year ended December 31, 2001 from $106.0 million (10.6% of consolidated revenues) for the year ended December 31, 2000.

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

        Consolidated other expense, net was $18.4 million for the year ended December 31, 2001 compared to $6.0 million for the year ended December 31, 2000. The change was partially due to a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company. Additionally, we recorded a non-cash foreign currency loss of $10.4 million, primarily due to the effect of further weakening of the Canadian dollar against the U.S. dollar for the year ended December 31, 2001, versus the same period of 2000, as it relates to Iron Mountain Canada Corporation's 8 1/8% senior notes due 2008, or the 8 1/8% notes, and the intercompany balances with our Canadian and European subsidiaries. In 2000, this amount was $6.3 million.

        As a result of the foregoing factors, consolidated loss from continuing operations before provision for income taxes and minority interests decreased $9.9 million to $8.1 million (0.7% of consolidated revenues) for the year ended December 31, 2001 from $18.0 million (1.8% of consolidated revenues) for the year ended December 31, 2000. The provision for income taxes was $26.0 million for the year ended December 31, 2001 compared to $9.1 million for the year ended December 31, 2000. For the year ended December 31, 2001, we recorded approximately $38.9 million of nondeductible goodwill amortization expense.

        Consolidated loss from continuing operations before extraordinary charges increased $7.3 million to $32.2 million (2.7% of consolidated revenues) for the year ended December 31, 2001 from $24.9 million (2.5% of consolidated revenues) for the year ended December 31, 2000. In 2001, we recorded an extraordinary charge of $11.8 million (net of tax benefit of $8.2 million) related to the early retirement of our 11 1/8% and 10 1/8% notes in conjunction with our underwritten public offerings of the 8 5/8% notes. In 2000, we recorded an extraordinary charge of $2.9 million (net of tax benefit of $1.9 million) related to the early extinguishment of debt in conjunction with the refinancing of our senior credit facility. The charges primarily represented call and tender premiums and the write-off of unamortized deferred financing costs associated with the extinguished debt.

        As a result of the foregoing factors, consolidated Adjusted EBITDA increased $45.2 million, or 17.6%, to $302.2 million (25.5% of consolidated revenues) for the year ended December 31, 2001 from $257.0 million (25.6% of consolidated revenues) for the year ended December 31, 2000. Excluding the $5.4 million of expenses (0.5% of consolidated revenues) related to the development of our new technology-related service offerings, our Adjusted EBITDA margin for the year ended December 31, 2001 was 25.9% of consolidated revenues. There were no such costs in the same period of 2000.

        Adjusted EBITDA as a percent of segment revenue for our business records management segment decreased from 27.3% to 27.2%, primarily due to: (1) increases in cost of sales associated with other facility costs, including utilities and property insurance; (2) increases in selling, general and administrative expenses as a result of divisionalization; (3) higher data communications costs resulting from network deployment and migration activities; and (4) an increase in the provision for doubtful accounts. This decrease was partially offset by increases in gross margin driven by real estate management and labor efficiencies obtained as a result of an increase in scale.

        Adjusted EBITDA as a percent of segment revenue for our off-site data protection segment increased from 22.7% to 24.3% primarily due to an increase in gross margin as a result of improved labor, transportation and real estate management, as well as the contribution from the segment's acquisition of two higher margin escrow businesses. This increase was partially offset by: (1) the decentralization of various overhead functions; (2) an increase in spending for sales and marketing; and (3) a decrease in contribution from the segment's higher margin complementary services due to the relatively slower growth in revenue for those services.

        The Adjusted EBITDA margin for our international segment increased from 16.5% to 18.2% primarily due to improved margins from our European and Latin American operations. This increase was partially offset by an increase of $0.7 million in the provision for doubtful accounts at our European operations.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the years ended December 31, 2000, 2001 and 2002 (in millions).

	2000	2001	2002
Cash flows provided by operating activities	$157.6	$160.9	$254.9
Cash flows used in investing activities	(327.6)	(278.1)	(247.8)
Cash flows provided by financing activities	172.4	134.9	27.1
Cash and cash equivalents at the end of year	$6.2	$21.4	$56.3

        Net cash provided by operating activities was $254.9 million for the year ended December 31, 2002 compared to $160.9 million for the year ended December 31, 2001. The increase resulted primarily from an increase in operating income and working capital improvements primarily associated with accounts receivable collections.

        We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate; (2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the year ended December 31, 2002 amounted to $197.0 million, $49.4 million and $8.4 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. In addition, we received proceeds from sales of property and equipment of $7.0 million in the year ended December 31, 2002. Included in capital expenditures for the year ended December 31, 2002 is $15.3 million related to our technology-based service offerings. Excluding any potential acquisitions, we expect to invest between $190.0 million and $215.0 million on capital expenditures in 2003. Included in cash paid for acquisitions for the year ended December 31, 2002 is a $7.2 million contingent payment that was paid during the third quarter of 2002 related to an acquisition made in 2000.

        Net cash provided by financing activities was $27.1 million for the year ended December 31, 2002, consisting primarily of net proceeds from the issuance of the 7 3/4% Senior Subordinated Notes due 2015 of $99.0 million and borrowings under our credit facilities of $188.8 million, offset by the net repayment of term loans of $99.0 million, the early retirement of 9 1/8% Senior Subordinated Notes due 2007 totaling $54.4 million, and the repayment of debt under our credit facilities and other debt of $113.2 million.

        Since December 31, 2002, we completed three acquisitions for total consideration, including related real estate, of approximately $16.8 million. These transactions will be reflected in our consolidated statement of cash flows in the first quarter of 2003.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2002 was comprised of the following:

Revolving Credit Facility due 2005	$75,360
Term Loan due 2008	249,750
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	22,409
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	124,666
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,727
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,625
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	481,097
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")	100,000
Real Estate Term Loans	202,647
Real Estate Mortgages	16,262
Seller Notes	12,864
Other	47,690

Long-term Debt	1,732,097
Less Current Portion	(69,732)

Long-term Debt, Net of Current Portion	$1,662,365

        The indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants as of December 31, 2002.

        Our key bond leverage ratio of indebtedness to Adjusted EBITDA, as calculated per our bond indenture agreements, decreased from 5.2 as of December 31, 2001 to 4.8 as of December 31, 2002. Our calculation of the ratio as of December 31, 2002 included our real estate term loans associated with our synthetic lease facilities. Our target for this ratio is generally in the range of 4.5 to 5.5.

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

        On March 15, 2002, we entered into the Amended and Restated Credit Agreement. The Amended and Restated Credit Agreement replaced our prior credit agreement. The Amended and Restated Credit Agreement has an aggregate principal amount of $650.0 million and includes a $400.0 million revolving credit facility, which includes the ability to borrow in certain foreign currencies, and a $250.0 million term loan facility. The revolving credit facility matures on January 31, 2005. Quarterly term loan payments of $0.3 million began in the fourth quarter of 2002 and will continue through maturity on February 15, 2008, at which time the remaining outstanding principal balance on the term loan facility is due. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. The margin applicable to the term loan under the Amended and Restated Credit Agreement is lower than the margin applicable to term loans under our prior credit agreement and has resulted in reduced interest expense on our borrowings as compared to the previous credit agreement. All intercompany notes and the capital stock of all of our domestic subsidiaries are pledged to secure the Amended and Restated Credit Agreement. As of December 31, 2002, we had $75.4 million of borrowings under our revolving credit facility, all of which was denominated in Canadian dollars in the amount of CAD 118.8 million. We also had various outstanding letters of credit totaling $35.9 million. The remaining availability under the revolving credit facility was $288.7 million as of December 31, 2002 and the interest rates in effect ranged from 3.69% to 5.03% as of December 31, 2002.

        On November 8, 2002, we completed an exchange of 8 5/8% notes for 9 1/8% notes at an exchange ratio of 1.0237. This resulted in the issuance of $45.9 million in face value of our 8 5/8% notes and the retirement of $44.8 million of our 9 1/8% notes. This non-cash debt exchange resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments."

        In December 2002, we completed an underwritten public offering of $100.0 million in aggregate principal amount of 7 3/4% notes. The 7 3/4% notes were issued at a price to investors of 100% of par. Our net proceeds of $99.0 million, after paying the underwriters' discounts and commissions, were used to fund our offer to purchase and consent solicitation relating to our outstanding 9 1/8% notes, to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

        In December 2002, we received and accepted tenders for $52.0 million of the $75.2 million aggregate principal amount outstanding of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%. We recorded an extraordinary charge of $2.7 million (net of tax benefit of $1.5 million) in the fourth quarter of 2002 related to the early retirement of the 9 1/8% notes. In January 2003, we redeemed the remaining $23.2 million of outstanding principal amount of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, totaling $25.3 million. We will record a charge to other (income) expense, net of $1.2 million (net of tax benefit of $0.7 million) in the first quarter of 2003 related to the early retirement of these remaining 9 1/8% notes.

        In March 2003, we completed two exchanges of our 7 3/4% notes for 8 3/4% notes. The exchanges resulted in the issuance of $31.3 million in face value of our 7 3/4% notes and the retirement of $30.0 million of our 8 3/4% notes. These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19. These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods, as well as, extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. As of December 31, 2002, these real estate term loans amounted to $202.6 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Notes 3, 4 and 5 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies." The details of each real estate term loan is a follows:

  •
  A $47.5 million real estate term note issued in October, 1998 bearing interest at various variable interest rates based on LIBOR (London Inter-Bank Offered Rate) plus an applicable margin. This real estate term note has a principal payment due on March 31, 2004 of $28.8 million with the remaining $18.7 million maturing on March 31, 2005.

  •
  A $56.4 million real estate term note issued in July, 1999 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on December 31, 2005.

  •
  A $98.7 million real estate term note issued in May, 2001 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on November 22, 2007.

        The following table summarizes our contractual obligations as of December 31, 2002 and the anticipated effect of these obligations on our liquidity in future years (in millions):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt	$1,741.3	$70.5	$191.6	$108.5	$1,370.7
Operating Lease Obligations	775.1	125.1	217.4	152.4	280.2
Deferred Tax Liabilities	166.7	—	—	—	166.7

Total	$2,683.1	$195.6	$409.0	$260.9	$1,817.6

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under the Amended and Restated Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. See Notes 5, 10 and 13 to Notes to Consolidated Financial Statements.

Net Operating Loss Carryforwards

        At December 31, 2002, we had estimated net operating loss carryforwards of approximately $162 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $79 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards expire in six years. As a result of these loss carryforwards, we do not expect to pay any significant federal and state income taxes in the next three years.

Recent Pronouncements

        In November 2002, the FASB issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for us as of December 31, 2002. We will record the fair value of new or modified material guarantees, if any, in accordance with FIN 45. See Notes 3, 5, 6, 7 and 13 to Notes to Consolidated Financial Statements for current disclosure requirements related to our guarantee arrangements.

        In January 2003, the FASB issued FIN 46 which addresses both unconsolidated variable interest entities and any new variable interest entities that are created subsequent to the issuance of the interpretation. As of December 31, 2002, we did not have any unconsolidated variable interest entities. Any future variable interest entities will be accounted for in accordance with FIN 46.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by Accounting Principles Board Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $2.9 million, net of tax benefit for the year ended December 31, 2000, $11.8 million, net of tax benefit for the year ended December 31, 2001, and $3.5 million, net of tax benefit for the year ended December 31, 2002 will be reclassified to other (income) expense, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure", which amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 allows for (a) a prospective method, (b) a modified prospective method and (c) a retroactive restatement method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. The modified prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter and for all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date) that are unvested at the beginning of the year of adoption. The retroactive restatement method involves restating all periods presented for the fair value of all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date). We have elected to adopt the fair value method of accounting in our financial statements beginning in 2003 using the prospective method. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information in the Notes to our Consolidated Financial Statements on an interim and annual basis. We do not expect the adoption of the fair value method of accounting to have a material effect on our consolidated financial position or consolidated results of operations for the year ending December 31, 2003. We are not contractually committed to grant or modify awards in future accounting periods and we do not anticipate any changes to our policies or procedures in regards to stock-based awards as a result of this implementation.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        In December 2000, January 2001 and May 2001, we and variable interest entities which we now consolidate entered into a total of four derivative financial contracts, which are variable-for-fixed swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in this Form 10-K.

        After consideration of the swap contracts mentioned above, as of December 31, 2002, we had $225.8 million of variable rate debt outstanding with a weighted average variable interest rate of 4.5%, and $1,506.3 million of fixed rate debt outstanding. Over 85% of our total debt outstanding is fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the year ended December 31, 2002 by $1.3 million. See Note 5 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2002.

Currency Risk

        Our investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. We have attempted to limit our exposure to exchange rate fluctuations through borrowings of Canadian dollars in the U.S. at a level that approximates the U.S. dollar denominated borrowings of Iron Mountain Canada Corporation. However, our currency exposures to intercompany borrowings are unhedged. At December 31, 2002, we did not have any outstanding foreign currency hedging contracts.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business.

        The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items" component of shareholders' equity. A 10% depreciation in year-end 2002 functional currencies, relative to the U.S. dollar, would result in a $11.1 million reduction in our shareholders' equity.

Item 8.    Financial Statements and Supplementary Data.

        See Item 15(a).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        On June 19, 2002, our Board of Directors, upon recommendation of the Audit Committee and approval of the Executive Committee, dismissed Arthur Andersen LLP as our independent public accountants and engaged Deloitte & Touche LLP as our independent public accountants for the fiscal year ending December 31, 2002.

        The audit reports of Arthur Andersen on our consolidated financial statements for the fiscal years ended December 31, 2000 and 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the two fiscal years ended December 31, 2001, December 31, 2000 and the subsequent interim period through June 19, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal years ended December 31, 2001, December 31, 2000 or within the interim period through June 19, 2002.

        We provided Arthur Andersen with a copy of the above disclosures. A letter dated June 19, 2002 from Arthur Andersen stating its agreement with our statements was listed under Item 7 and filed as Exhibit 16.1 and incorporated by reference into our report on Form 8-K filed June 19, 2002.

        During the two fiscal years ended December 31, 2001 and 2000, and the subsequent interim period through June 19, 2002, we did not consult with Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or regarding any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

Item 10.    Directors and Executive Officers of the Registrant.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 22, 2003.

Item 11.    Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 22, 2003.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.

Equity Compensation Plan Information

        The following provides certain equity compensation plan information with respect to all of our equity compensation plans in effect as of December 31, 2002:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in first column)
Equity compensation plans approved by security holders	3,896,816	(1)	$18.08	1,383,167	(2)
Equity compensation plans not approved by security holders	0		0	0

Total	3,896,816		$18.08	1,383,167

(1)
Includes the Company's 1995 Stock Incentive Plan, 1997 Stock Option Plan and 2002 Stock Incentive Plan.

(2)
Consists of the Company's 2002 Stock Incentive Plan. No new grants will be made under the Company's 1995 Stock Incentive Plan and 1997 Stock Option Plan as a result of the approval of the 2002 Stock Incentive Plan.

        The remainder of the information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 22, 2003.

Item 13.    Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 22, 2003.

Item 14.    Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-K (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

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

Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

A. Iron Mountain Incorporated
Independent Auditors' Report
Report of Independent Public Accountants
Consolidated Balance Sheets, December 31, 2001 and 2002
Consolidated Statements of Operations, Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Shareholders' Equity and Comprehensive (Income) Loss, Years Ended December 31, 2000, 2001 and 2002
Consolidated Statements of Cash Flows, Years Ended December 31, 2000, 2001 and 2002
Notes to Consolidated Financial Statements
B. Iron Mountain Europe Limited
Report of the Independent Auditors
C. Financial Statement Schedule:
Report of Independent Public Accountants
Schedule II—Valuation and Qualifying Accounts

(a)(3) Exhibits filed as part of this report:

        As listed in the Exhibit Index following the signature page hereof.

(b) Reports on Form 8-K:

        On December 16, 2002, the Company filed a Current Report on Form 8-K under Item 5 and Item 7 to announce that the Company priced an underwritten public offering of Senior Subordinated Notes and related tender offer and consent solicitation.

        On December 17, 2002, the Company filed a Current Report on Form 8-K under Item 5 to announce that on December 16, 2002, Hartford Windsor Associates, L.P., Hartford General, LLC, J. Anthony Hayden, J. Peter Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against the Company. See "Item 3. Legal Proceedings."

        On December 26, 2002, the Company filed a Current Report on Form 8-K under Item 6 and Item 7 to announce the resignation of J. Peter Pierce as a member of our Board of Directors, effective December 23, 2002.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Iron Mountain Incorporated:

        We have audited the accompanying consolidated balance sheet of Iron Mountain Incorporated (a Pennsylvania corporation) and its subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Iron Mountain Europe Limited (a consolidated subsidiary) as of October 31, 2002, which statements reflect total assets constituting 8% of consolidated total assets as of December 31, 2002, and total revenues constituting 7%, of the consolidated total revenues for the year then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Iron Mountain Europe Limited, is based solely on the report of such other auditors. The financial statements of Iron Mountain Incorporated and its subsidiaries as of December 31, 2001 and 2000 and for each of the two years in the period then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and referred to the report of other auditors in their report dated February 22, 2002 (except with respect to Note 17, as to which the date is March 15, 2002).

        We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audit and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of Iron Mountain Incorporated and its subsidiaries as of December 31, 2001 and 2000 and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 2g, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2g for 2001 and 2000 amounts included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. Also, as described in Note 2m, those consolidated financial statements have been reclassified to reflect separately the revenue and expense related to certain product sales rather than as storage revenue net of product costs. We audited the adjustments described in Note 2m that were applied to reclassify the 2001 and 2000 consolidated financial statements. In our opinion, the disclosures for 2001 in Note 2g are appropriate and such adjustments referred to in Note 2m made to the 2001 and 2000 consolidated financial statements are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the Company other than with respect to such disclosures and adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 or 2000 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 21, 2003 (Except with respect to Note 16,
as to which the date is March 18, 2003)

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 23.3 to this Annual Report on Form 10-K filed with the SEC for further discussion. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year ended December 31, 2000 referred to in this report have not been included in the accompanying consolidated financial statements.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 2002 (Except with respect to Note 17,
as to which the date is March 15, 2002)

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$21,359	$56,292
Accounts receivable (less allowances of $17,086 and $20,274, respectively)	219,050	225,416
Deferred income taxes	31,140	34,192
Prepaid expenses and other	37,768	51,140

Total Current Assets	309,317	367,040
Property, Plant and Equipment:
Property, plant and equipment	1,190,537	1,577,588
Less—Accumulated depreciation	(238,306)	(338,400)

Net Property, Plant and Equipment	952,231	1,239,188
Other Assets, net:
Goodwill	1,529,547	1,544,974
Customer relationships and acquisition costs	32,884	48,213
Deferred financing costs	19,928	19,358
Other	15,999	11,882

Total Other Assets, net	1,598,358	1,624,427

Total Assets	$2,859,906	$3,230,655

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$35,256	$69,732
Accounts payable	64,596	76,115
Accrued expenses	153,105	168,025
Deferred revenue	85,894	95,188
Other current liabilities	20,158	18,902

Total Current Liabilities	359,009	427,962
Long-term Debt, net of current portion	1,460,843	1,662,365
Other Long-term Liabilities	23,705	35,433
Deferred Rent	17,884	19,438
Deferred Income Taxes	47,213	78,464
Commitments and Contingencies (see Note 13)
Minority Interests	65,293	62,132
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 84,294,315 shares and 85,049,624 shares, respectively)	843	850
Additional paid-in capital	1,006,836	1,020,452
Accumulated deficit	(103,695)	(45,403)
Accumulated other comprehensive items	(18,025)	(31,038)

Total Shareholders' Equity	885,959	944,861

Total Liabilities and Shareholders' Equity	$2,859,906	$3,230,655

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Storage	$585,664	$694,474	$759,536
Service and storage material sales	418,501	491,244	558,961

Total Revenues	1,004,165	1,185,718	1,318,497
Operating Expenses:
Cost of sales (excluding depreciation)	500,565	576,538	622,299
Selling, general and administrative	246,559	306,934	332,332
Depreciation and amortization	126,810	153,591	109,840
Stock option compensation expense	15,110	—	—
Merger-related expenses	9,133	3,673	796

Total Operating Expenses	898,177	1,040,736	1,065,267
Operating Income	105,988	144,982	253,230
Interest Expense, Net	117,975	134,742	136,632
Other Expense (Income), Net	6,045	18,371	(3,351)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(18,032)	(8,131)	119,949
Provision for Income Taxes	9,125	26,036	49,295
Minority Interest in (Losses) Earnings of Subsidiaries	(2,224)	(1,929)	3,629

(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	(24,933)	(32,238)	67,025
Income from Discontinued Operations (net of tax of $768)	—	—	1,116
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit of $1,928, $8,161 and $1,977)	(2,892)	(11,819)	(3,453)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(6,396)

Net (Loss) Income	$(27,825)	$(44,057)	$58,292

Net (Loss) Income per Share—Basic:
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	$(0.31)	$(0.39)	$0.79
Income from Discontinued Operations (net of tax)	—	—	0.01
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(0.08)

Net (Loss) Income per Share—Basic	$(0.35)	$(0.53)	$0.69

Net (Loss) Income per Share—Diluted:
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	$(0.31)	$(0.39)	$0.78
Income from Discontinued Operations (net of tax)	—	—	0.01
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(0.07)

Net (Loss) Income per Share—Diluted	$(0.35)	$(0.53)	$0.68

Weighted Average Common Shares Outstanding—Basic	79,688	83,666	84,651

Weighted Average Common Shares Outstanding—Diluted	79,688	83,666	86,071

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock Voting
					Accumulated Other Comprehensive Items
			Additional Paid-in Capital	Accumulated Deficit		Treasury Stock	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 1999	55,415,418	$554	$560,435	$(31,558)	$(1,193)	$(39,484)	$488,754
Shares and options issued in connection with acquisitions, net of issuance costs	28,175,720	282	444,707	—	—	—	444,989
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,543,575	15	9,788	—	—	—	9,803
Stock option compensation expense	—	—	15,110	—	—	—	15,110
Currency translation adjustment	—	—	—	—	(6,373)	—	(6,373)
Retirement of treasury stock	(2,214,866)	(22)	(39,462)	—	—	39,484	—
Net loss	—	—	—	(27,825)	—	—	(27,825)

Balance, December 31, 2000	82,919,847	829	990,578	(59,383)	(7,566)	—	924,458
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,374,468	14	16,258	—	—	—	16,272
Currency translation adjustment	—	—	—	—	(4,388)	—	(4,388)
Transition adjustment charge	—	—	—	—	(214)	—	(214)
Unrealized loss on hedging contracts	—	—	—	—	(5,857)	—	(5,857)
Adjustment due to differences in consolidation year end	—	—	—	(255)	—	—	(255)
Net loss	—	—	—	(44,057)	—	—	(44,057)

Balance, December 31, 2001	84,294,315	843	1,006,836	(103,695)	(18,025)	—	885,959
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	755,309	7	13,373	—	—	—	13,380
Deferred compensation	—	—	243	—	—	—	243
Currency translation adjustment	—	—	—	—	3,378	—	3,378
Unrealized loss on hedging contracts	—	—	—	—	(16,391)	—	(16,391)
Net income	—	—	—	58,292	—	—	58,292

Balance, December 31, 2002	85,049,624	$850	$1,020,452	$(45,403)	$(31,038)	$—	$944,861

	2000	2001	2002
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(27,825)	$(44,057)	$58,292
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(6,373)	(4,388)	3,378
Transition Adjustment Charge	—	(214)	—
Unrealized Loss on Hedging Contracts	—	(5,857)	(16,391)

Comprehensive (Loss) Income	$(34,198)	$(54,516)	$45,279

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net (loss) income	$(27,825)	$(44,057)	$58,292
Adjustments to reconcile net (loss) income to (loss) income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle:
Income from discontinued operations (net of tax of $768)	—	—	(1,116)
Extraordinary charges from early extinguishment of debt (net of tax benefit of $1,928, $8,161 and $1,977)	2,892	11,819	3,453
Cumulative effect of change in accounting principle (net of minority interest)	—	—	6,396

(Loss) Income from continuing operations	(24,933)	(32,238)	67,025
Adjustments to reconcile (loss) income from continuing operations to cash flows provided by operating activities:
Minority interests	(2,224)	(1,929)	3,629
Depreciation and amortization	126,810	153,591	109,840
Amortization of deferred financing costs and bond discount	2,595	4,930	4,921
Provision for deferred income taxes	—	—	46,089
Loss on impairment of long-term assets	—	6,925	1,717
Stock option compensation expense	15,110	—	—
Gain on sales of property and equipment, net	—	—	(907)
Loss (Gain) on foreign currency and other, net	4,737	10,399	(4,940)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(6,167)	(15,677)	(2,547)
Prepaid expenses and other current assets	19,332	(5,083)	(6,529)
Deferred income taxes	8,350	11,774	2,737
Accounts payable	(553)	12,554	11,802
Accrued expenses and other current liabilities	8,779	4,648	11,947
Deferred rent	5,527	1,821	1,547
Deferred revenue	686	5,800	8,628
Other assets and long-term liabilities	(445)	3,394	(11)

Cash Flows Provided by Operating Activities	157,604	160,909	254,948
Cash Flows from Investing Activities:
Capital expenditures	(168,706)	(197,039)	(196,997)
Cash paid for acquisitions, net of cash acquired	(140,940)	(71,397)	(49,361)
Additions to customer relationship and acquisition costs	(12,779)	(8,420)	(8,419)
Investment in convertible preferred stock	(6,524)	(2,000)	—
Proceeds from sale of property and equipment	1,320	720	7,020

Cash Flows Used in Investing Activities	(327,629)	(278,136)	(247,757)
Cash Flows from Financing Activities:
Net proceeds from (repayment of) term loans.	349,750	(1,000)	(99,000)
Repayment of debt	(596,494)	(117,278)	(113,243)
Proceeds from borrowings	404,993	105,595	188,842
Early retirement of senior subordinated notes	—	(312,701)	(54,380)
Net proceeds from sales of senior subordinated notes.	—	427,924	99,000
Debt financing and equity contribution from minority shareholders	11,430	21,216	(1,241)
Proceeds from exercise of stock options and employee stock purchase plan	8,180	12,079	9,522
Financing and stock issuance costs	(5,449)	(934)	(2,402)

Cash Flows Provided by Financing Activities	172,410	134,901	27,098
Effect of exchange rates on cash and cash equivalents	(15)	(2,515)	644

Increase in Cash and Cash Equivalents	2,370	15,159	34,933
Cash and Cash Equivalents, Beginning of Year	3,830	6,200	21,359

Cash and Cash Equivalents, End of Year	$6,200	$21,359	$56,292

Supplemental Information:
Cash Paid for Interest	$98,114	$133,373	$133,873

Cash Paid for Income Taxes	$2,891	$4,925	$3,147

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Pennsylvania corporation, and its subsidiaries. We are an international full-service provider of records and information management and related services for all media in various locations throughout the United States, Canada, Europe, Mexico and South America to Fortune 500 companies and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.

2. Summary of Significant Accounting Policies

        a.    Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. All significant intercompany account balances have been eliminated.

        b.    Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates under different assumptions or conditions.

        c.    Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        d.    Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary and those related to the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in Other (Income) Expense, net, on our Consolidated Statements of Operations. The total of such net (gains) losses amounted to $6,293, $10,437 and $(5,043) for the years ended December 31, 2000, 2001 and 2002, respectively.

        e.    Derivative Instruments and Hedging Activities

        Effective January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214 as of January 1, 2001.

        Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking each hedge transaction.

        f.      Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment/vehicles	4 to 20 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment, at cost, consist of the following:

	December 31,
	2001	2002
Land and buildings	$393,429	$623,717
Leasehold improvements	70,434	96,509
Racking	426,776	496,919
Warehouse equipment/vehicles	56,064	66,718
Furniture and fixtures	29,052	34,005
Computer hardware and software	153,546	204,444
Construction in progress	61,236	55,276

	$1,190,537	$1,577,588

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service.

        We apply the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. This accounting pronouncement resulted in certain costs being expensed starting in 1999 that would have been capitalized under the previous policy. The computer software costs incurred and capitalized prior to adoption of SOP 98-1 are being depreciated over their useful lives or the useful lives of the related assets, and are evaluated for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During the year ended December 31, 2002, we replaced one of our internal use software programs, which resulted in the write-off to other (income) expense, net of the remaining net book value of $1,077.

        g.    Goodwill and Other Intangible Assets

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2000, goodwill amortization expense would have been reduced by $53,406 and $59,217 ($44,781 and $50,903, net of tax) for the years ended December 31, 2000 and 2001, respectively.

        Through December 31, 2001, we reviewed our existing goodwill for impairment, consistent with the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that no amounts of goodwill were impaired using the undiscounted future cash flow methodology of SFAS No. 121. Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed our portion of the non-cash goodwill impairment charge ($6,396). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2002 and noted no impairment of goodwill at our reporting units as of that date. As of December 31, 2002, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the year ended December 31, 2002 is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2001	$1,100,870	$236,850	$149,928	$41,899	$1,529,547
Goodwill acquired during the year	5,275	895	15,163	14,451	35,784
Adjustments to purchase reserves	(4,993)	(85)	561	(141)	(4,658)
Fair value adjustments	(3,693)	35	—	(688)	(4,346)
Other adjustments and currency effects	2,182	(517)	3,896	(2,031)	3,530
Impairment losses	—	—	(14,883)	—	(14,883)

Balance as of December 31, 2002	$1,099,641	$237,178	$154,665	$53,490	$1,544,974

        Actual results of operations for the year ended December 31, 2002 and pro forma results of operations for the years ended December 31, 2000 and 2001 had we applied the non-amortization provisions of SFAS No. 142 as of January 1, 2000 are as follows:

	Year Ended December 31,
	2000	2001	2002
	(Proforma)		(Actual)
(Loss) Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$(18,032)	$(8,131)	$119,949
Add: Goodwill Amortization	53,406	59,217	—
Provision for Income Taxes	18,101	34,315	49,295
Minority Interest in (Losses) Earnings of Subsidiaries	(113)	1,197	3,629

Adjusted Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	17,386	15,574	67,025
Income from Discontinued Operations	—	—	1,116
Extraordinary Charges from Early Extinguishment of Debt	(2,892)	(11,819)	(3,453)
Cumulative Effect of Change in Accounting Principle	—	—	(6,396)

Net Income	$14,494	$3,755	$58,292

Net (Loss) Income per Share—Basic:
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle, as Reported	$(0.31)	$(0.39)	$0.79
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	0.53	0.57	—

Adjusted Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	0.22	0.19	0.79
Income from Discontinued Operations	—	—	0.01
Extraordinary Charges from Early Extinguishment of Debt	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle	—	—	(0.08)

Net Income per Share—Basic	$0.18	$0.04	$0.69

Net (Loss) Income per Share—Diluted:
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle, as Reported	$(0.31)	$(0.39)	$0.78
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	0.52	0.56	—

Adjusted Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	0.21	0.18	0.78
Income from Discontinued Operations	—	—	0.01
Extraordinary Charges from Early Extinguishment of Debt	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle	—	—	(0.07)

Net Income per Share—Diluted	$0.18	$0.04	$0.68

        Estimated amortization expense for intangible assets (excluding deferred financing costs which are amortized through interest expense) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2003	$3,839
2004	3,071
2005	2,386
2006	2,145
2007	2,140

        h.    Long-Lived Assets

        In accordance with SFAS No. 144, we review long-lived assets and all intangible assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        i.      Customer Relationships and Acquisition Costs and Other

        In connection with adopting SFAS No. 142, we reassessed the useful lives and classification of our intangible assets. Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for periods ranging from five to 30 years (weighted average of 29 years at December 31, 2002). These costs had previously been amortized over periods not to exceed 12 years. If the customer terminates its relationship with us, the unamortized cost is charged to expense. However, in the event of such termination, we collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations are amortized over 30 years. As of December 31, 2001 and 2002, the gross carrying amount of customer relationships and acquisition costs was $41,722 and $58,781, respectively, and accumulated amortization of those costs was $8,838 and $10,568, respectively. For years ended December 31, 2000, 2001 and 2002, amortization expense was $1,974, $3,053 and $1,770, respectively.

        Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over a weighted average period of five years. As of December 31, 2001 and 2002, the gross carrying amount of other intangible assets was $20,898 and $21,088, respectively, and accumulated amortization of those costs was $13,801 and $16,857, respectively. For the years ended December 31, 2000, 2001 and 2002, amortization expense was $4,329, $3,872 and $3,046, respectively.

        j.      Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off as an extraordinary charge in the period the debt is retired. As of December 31, 2001 and 2002, gross carrying amount of deferred financing costs was $24,694 and $25,883, respectively, and accumulated amortization of those costs was $4,766 and $6,525, respectively.

        k.    Investment in Preferred Stock

        In May 2000, we made a $6,500 investment in the convertible preferred stock of LiveVault Corporation, a technology development company. This investment is accounted for at the lower of cost or market. In September 2001, we recorded an impairment charge in other (income) expense, net of $6,900, including the original investment and certain loans related to such investment. In December 2001, in connection with a recapitalization of LiveVault, we made an additional $2,000 investment in LiveVault's convertible preferred stock. In December 2002, we recorded an impairment charge related to this investment in other (income) expense, net of $600. As of December 31, 2001 and 2002, $2,000 and $1,400, respectively, of carrying value related to this investment is included in other assets in the accompanying consolidated balance sheets.

        l.      Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2001	2002
Interest	$29,715	$26,647
Payroll and vacation	31,952	36,634
Restructuring costs (see Note 7)	16,225	9,906
Incentive compensation	17,555	23,752
Other	57,658	71,086

	$153,105	$168,025

        m.    Revenues

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis). In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of storage materials. Customers are generally billed on a monthly basis on contractually agreed-upon terms. Previously, certain product revenues related to our off-site data protection segment were recorded net of product costs. During the fourth quarter of 2002, we determined that it was more appropriate to record these revenues and costs on the gross rather than the net basis. As a result, service and storage material sales revenues and cost of sales have increased by $17,794, $14,602 and $17,749 for the years ending December 31, 2000, 2001 and 2002, respectively.

        Storage and service revenues are recognized in the month the respective service is provided. Storage material sales are recognized when shipped to the customer. Amounts related to future storage for customers where storage fees are billed in advance are accounted for as deferred revenue and amortized over the applicable period.

        n.    Deferred Rent

        We have entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a net deferred rent liability and is being amortized over the remaining lives of the respective leases.

        o.    Stock-based Compensation

        Effective January 1, 1996, we adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." We have elected to continue to account for stock options issued to employees in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," which requires compensation equal to the intrinsic value at the date of measurement. Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and net income (loss) per share would have been changed to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2000	2001	2002
(Loss) Income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle, as reported	$(24,933)	$(32,238)	$67,025
(Loss) Income from continuing operations before discontinued operations,extraordinary charges and cumulative effect of change in accounting principle, pro forma	(27,877)	(36,175)	64,338
Net (loss) income, as reported	(27,825)	(44,057)	58,292
Net (loss) income, pro forma	(30,769)	(47,994)	55,605
(Loss) Income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle—diluted, as reported	(0.31)	(0.39)	0.78
(Loss) Income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle—diluted, pro forma	(0.35)	(0.43)	0.75
Net (loss) income per share—diluted, as reported	(0.35)	(0.53)	0.68
Net (loss) income per share—diluted, pro forma	(0.39)	(0.57)	0.65

        The weighted average fair value of options granted in 2000, 2001 and 2002 was $8.66, $8.74 and 9.70 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Assumption	2000	2001	2002
Expected volatility	31.5%	27.0%	27.5%
Risk-free interest rate	5.99	4.65	4.08
Expected dividend yield	None	None	None
Expected life of the option	5.0 years	5.0 years	5.0 years

2. Summary of Significant Accounting Policies (Continued)

        During the second and third quarters of 2000, we entered into separation agreements with certain executives. The separation agreements for these executives included the acceleration of vesting and extension of the exercise period of previously granted stock options, which resulted in a non-cash charge of $15,110. There were no such costs in 2001 and 2002.

        p.    Merger-related Expenses

        Merger-related expenses as presented in the accompanying consolidated financial statements relate primarily to non-capitalizable expenses directly related to our merger with Pierce Leahy Corp. and consist primarily of severance, relocation and pay-to-stay payments, costs of exiting certain facilities, system conversion costs and other transaction-related costs.

        q.    Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes," which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

        r.    Income (Loss) Per Share—Basic and Diluted

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

        Because their effect is antidilutive, 5,048,543 and 4,284,392 shares of potential common shares underlying outstanding options have been excluded from the above calculation for the years ended December 31, 2000 and 2001, respectively. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,420,655 shares for the year ended December 31, 2002.

        s.    Reclassifications

        Certain reclassifications have been made to the 2000 and 2001 consolidated financial statements to conform to the 2002 presentation.

        t.      New Accounting Pronouncements

        In November 2002, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." It clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of the liability is the fair value of the guarantee at its inception. The initial recognition and measurement provisions of FIN 45 are effective for us on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for us as of December 31, 2002. We will record the fair value of new or modified material guarantees, if any, in accordance with FIN 45. See Notes 3, 5, 6, 7 and 13 for current disclosure requirements related to our guarantee arrangements.

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which addresses the financial reporting by enterprises involved with variable interest entities. FIN 46 addresses both unconsolidated variable interest entities and any new variable interest entities that are created subsequent to the issuance of the interpretation. As of December 31, 2002, we did not have any unconsolidated variable interest entities. Any future variable interest entities will be accounted for in accordance with FIN 46.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 145 is effective no later than January 1, 2003. Upon adoption, gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. In addition, extraordinary losses of $2,892, net of tax benefit for the year ended December 31, 2000, $11,819, net of tax benefit for the year ended December 31, 2001, and $3,453, net of tax benefit for the year ended December 31, 2002 will be reclassified to other (income) expense, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." SFAS No. 146 requires a liability for a cost associated with an exit or disposal activity to be recognized and measured initially at its fair value in the period in which the liability is incurred. If fair value cannot be reasonably estimated, the liability shall be recognized initially in the period in which fair value can be reasonably estimated. In periods subsequent to the initial measurement, changes to the liability resulting from revisions to either the timing or the amount of estimated cash flows must be recognized as adjustments to the liability in the period of the change. The provisions of SFAS No. 146 will be effective for us prospectively for exit or disposal activities initiated after December 31, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 allows for (a) a prospective method, (b) a modified prospective method and (c) a retroactive restatement method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. The modified prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter and for all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date) that are unvested at the beginning of the year of adoption. The retroactive restatement method involves restating all periods presented for the fair value of all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date). We have elected to adopt the fair value method of accounting in our financial statements beginning in 2003 using the prospective method. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information in the Notes to our Consolidated Financial Statements on an interim and annual basis. We do not expect the adoption of the fair value method of accounting to have a material effect on our consolidated financial position or consolidated results of operations for the year ending December 31, 2003. We are not contractually committed to grant or modify awards in future accounting periods and we do not anticipate any changes to our policies or procedures in regards to stock-based awards as a result of this implementation.

        u.    Rollforward of Allowance for Doubtful Accounts

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions(1)	Deductions	Balance at End of the Year
2002	$17,086	$11,597	$783	$(9,192)	$20,274

(1)
Includes allowance of businesses acquired during the year as described in Note 7 and the impact associated with currency translation adjustments.

3. Variable Interest Entities

        Under our three synthetic lease facilities, three special purpose entities, which we now refer to as variable interest entities, were established to acquire properties and lease those properties to us. These leases were designed to qualify as operating leases for accounting purposes, where the monthly lease expense was recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities were not consolidated in our consolidated balance sheets. As described below, we changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities"

and, collectively with VIE III, our "Variable Interest Entities") as of December 31, 2002. These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities.

        We entered into these synthetic lease facilities because we believe they afforded, and continue to afford, meaningful benefits. Such benefits included rental payments (prospectively interest payments) below those available from traditional landlords and developers, and tax benefits and control provisions normally associated with direct ownership, including the right to buy the properties at original cost.    Each of the leases under our synthetic lease facilities has a five to six and one-half year term for specified records storage warehouses; commencement dates for these leases range from 1998 to 2002.

        Our Variable Interest Entities were financed with real estate term loans. These real estate term loans have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. As of December 31, 2002, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Note 5.

        In light of the impending changes in the accounting rules related to off-balance sheet treatment of variable interest entities, which became final subsequent to December 31, 2002 as discussed at Note 2(t), management undertook an internal review of our Variable Interest Entities during the third quarter of 2002 in order to determine the future treatment of these transactions. During this review, management determined that VIE III should not have qualified for off-balance sheet treatment due to a technical documentation error. VIE III was involved in a series of construction projects and other facility acquisitions that were initiated from mid 2001 through December 31, 2002. As a result, management changed the characterization and the related accounting for properties in VIE III during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002 to record these properties and their related financing obligations in our consolidated results. New property acquisitions in the fourth quarter of 2002 totaled $10,412.

        Also, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in VIE III. This resulted in our consolidating all of its remaining assets and liabilities. VIE III's remaining assets and liabilities relate to an interest rate swap agreement, which it entered into upon its inception. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97,000 of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated fair value of the derivative liability held by VIE III, and now consolidated on our balance sheet, related to the swap agreement was $13,658 at December 31, 2002. This swap has been since inception and continues to be, as of December 31, 2002, an effective hedge in accordance with SFAS No. 133.

        As of December 31, 2002, the total impact related to the change in characterization and the consolidation of VIE III, as compared to December 31, 2001, was an increase in gross property, plant and equipment, accumulated depreciation, long-term debt, and interest expense of $98,715, $1,675, $98,715 and $6,193, respectively. Additionally, we have recorded an additional derivative liability and deferred tax assets of $13,658 and $4,972, respectively, and a charge to shareholders' equity as a component of accumulated other comprehensive items of $8,686 as of December 31, 2002. See Notes 4 and 5.

        In addition, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in the Other Variable Interest Entities. This resulted in our consolidating all of their assets and liabilities. As of December 31, 2002, the total impact of consolidating the Other Variable Interest Entities was an increase of $103,932 both in property, plant and equipment and long-term debt. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, during the years ended December 31, 2000, 2001 and 2002, we recorded $4,823, $6,733 and $5,915, respectively, in rent expense in our consolidated statements of operations related to these leases. On a prospective basis, we will be recording depreciation expense associated with the properties, interest expense associated with the real estate term loans and will no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results.

4. Derivative Instruments and Hedging Activities

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss) which is a component of accumulated other comprehensive items included in shareholders' equity in the accompanying consolidated balance sheets. Specifically, we chose to swap the interest rates on $195,500 of floating rate debt to fixed rate. Since entering into these two swap agreements, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $7,815 and $18,713 at December 31, 2001 and 2002, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $18,713 ($8,069 recorded in accrued expenses and $10,644 recorded in other long-term liabilities), $6,812 and $11,901, respectively, as of December 31, 2002. Additionally, as a result of the foregoing, for the years ended December 31, 2001 and 2002, we recorded additional interest expense of $2,677 and $7,534 resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective whereby no ineffectiveness was recorded in earnings.

        We have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. Specifically, we chose to swap the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. Since entering into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $2,042 and $2,949 at December 31, 2001 and 2002, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $2,949 ($1,272 recorded in accrued expenses and $1,677 recorded in other long-term liabilities), $1,074 and $1,875, respectively, as of December 31, 2002. Additionally, as a result of the foregoing, for the years ended December 31, 2001 and 2002, we recorded additional rent expense of $743 and $1,807 resulting from the settlements associated with this interest rate swap agreement. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective whereby no ineffectiveness was recorded in earnings. As a result of the December 31, 2002 consolidation of one of the Other Variable Interest Entities ("VIE I"), the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions and this hedge was deemed to be no longer effective on a prospective basis. We have consolidated the real estate term loans of VIE I and we will prospectively record interest expense instead of rent expense as we make cash interest payments on this debt. The unrealized mark to market losses previously recorded in other comprehensive income attributable to this swap ($1,875, net of tax, as of December 31, 2002) will be amortized through other (income) expense, net in the accompanying consolidated statement of operations based on the changes in the fair value of the swap each period that the remaining interest payments are made on VIE I's real estate term loans. We will prospectively account for mark to market changes in the derivative liability of this swap through other (income) expense, net in the accompanying consolidated statement of operations. This accounting will have a net zero impact within our consolidated statement of operations as it relates to the amortization of unrealized mark to market losses and the fair valuing of the derivative liability.

        Also, as of December 31, 2002, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception which was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97,000 of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $13,658 at December 31, 2002. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $13,658 ($4,438 recorded in accrued expenses and $9,220 recorded in other long-term liabilities), $4,972 and $8,686, respectively, as of December 31, 2002. Additionally, as a result of the foregoing, for the year ended December 31, 2002, we recorded additional interest expense of $3,423 resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge whereby no ineffectiveness was recorded in earnings.

5. Debt

        Long-term debt consists of the following:

	December 31,
	2001	2002
Revolving Credit Facility due 2005	$—	$75,360
Tranche A Term Loan due 2005	150,000	—
Tranche B Term Loan due 2006	198,750	—
Term Loan due 2008	—	249,750
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	115,106	22,409
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	122,758	124,666
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,687	249,727
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,580	149,625
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	438,059	481,097
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")	—	100,000
Real Estate Term Loans	—	202,647
Real Estate Mortgages	19,337	16,262
Seller Notes	12,383	12,864
Other	40,439	47,690

Long-term Debt	1,496,099	1,732,097
Less Current Portion	(35,256)	(69,732)

Long-term Debt, Net of Current Portion	$1,460,843	$1,662,365

        a.    Revolving Credit Facility and Term Loans

        On March 15, 2002, we entered into a new amended and restated revolving credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced our prior credit agreement. As a result, we recorded an extraordinary charge of $777 (net of tax benefit of $445) related to the early retirement of debt in conjunction with the refinancing of our credit facility. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility, which includes the ability to borrow in certain foreign currencies, and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005. Quarterly term loan payments of $250 began in the fourth quarter of 2002 and will continue through maturity on February 15, 2008, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of all of our domestic subsidiaries are pledged to secure the Amended and Restated Credit Agreement. As of December 31, 2002, we had $75,360 of borrowings under our revolving credit facility, all of which was denominated in Canadian dollars in the amount of CAD 118,790. We also had various outstanding letters of credit totaling $35,931. The remaining availability under the revolving credit facility was $288,709 as of December 31, 2002, and the interest rates in effect ranged from 3.69% to 5.03% as of December 31, 2002.

        In December 2000, we entered into an interest rate swap contract to hedge the risk of changes in market interest rates on our Tranche B term loan. The instrument is a variable-for-fixed swap of quarterly interest payments payable on certain amounts of the Tranche B term loan through 2006. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three-month London Inter-Bank Offered Rate (LIBOR). In January 2001, we entered into a second interest rate swap contract on the Tranche B term loan. The notional value of the second swap equals $96,000 and has a fixed rate of 5.5% and a variable rate based on periodic three-month LIBOR. In conjunction with the Amended and Restated Credit Agreement on March 15, 2002, these interest rate swap contracts hedge the risk of changes in market interest rates on our term loan due 2008 rather than the previous Tranche B term loan due 2006.

        The Amended and Restated Credit Agreement contains certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Amended and Restated Credit Agreement. We were in compliance with all debt covenants as of December 31, 2002.

        b.    Publicly Issued Notes

        As of December 31, 2002, we have five series of senior subordinated notes issued to the public, that are obligations of the parent company, Iron Mountain Incorporated (the "Parent notes"):

  •
  $23,183 principal amount of notes maturing on July 15, 2007 and bearing interest at a rate of 9 1/8% per annum, payable semi-annually in arrears on January 15 and July 15;

  •
  $250,000 principal amount of notes maturing on September 30, 2009 and bearing interest at a rate of 8 3/4% per annum, payable semi-annually in arrears on March 31 and September 30;

  •
  $150,000 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1;

  •
  $480,874 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1; and

  •
  $100,000 principal amount of notes maturing on January 15, 2015 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on January 15 and July 15.

        The Parent notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned domestic subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. In addition, the 9 1/8% notes were secured by a second lien on 65% of the stock of Iron Mountain Canada Corporation ("Canada Company"). The remainder of our subsidiaries do not guarantee the Parent notes.

        In addition, Canada Company, our principal Canadian subsidiary, has publicly issued $135,000 principal amount of senior notes that mature on May 15, 2008 and bear interest at a rate of 8 1/8% per annum, payable semi-annually in arrears on May 15 and November 15. The Subsidiary notes are general unsecured obligations of Canada Company, ranking pari passu in right of payment to all of Canada Company's existing and future senior indebtedness. The Subsidiary notes are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain Incorporated and the Guarantors. In addition, several of the non-guarantors that are organized under the laws of Canadian provinces fully and unconditionally guarantee the Subsidiary notes on a senior basis. As with the Parent notes, these guarantees are joint and several.

        The 9 1/8% notes and the Subsidiary notes were assumed in the Pierce Leahy merger and were recorded at their fair market value on the date of merger. The resulting net discount is being amortized over the remaining period to maturity using the effective interest rate method.

        In November 2002, we completed an exchange of 8 5/8% notes for 9 1/8% notes at an exchange ratio of 1.0237. This resulted in the issuance of $45,874 in face value of our 8 5/8% notes and the retirement of $44,810 of our 9 1/8% notes. This non-cash debt exchange resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments."

        In December 2002, we completed an underwritten public offering of $100,000 in aggregate principal amount of 7 3/4% notes. The 7 3/4% notes were issued at a price to investors of 100% of par. Our net proceeds of $99,000, after paying the underwriters' discounts and commissions, were used to fund our offer to purchase and consent solicitation relating to our outstanding 9 1/8% notes, to repay outstanding borrowings under our revolving credit facility and for general corporate purposes.

        In December 2002, we received and accepted tenders for $52,007 of the $75,190 aggregate principal amount outstanding of our 9 1/8% notes. We recorded an extraordinary charge of $2,677 (net of tax benefit of $1,532) in the fourth quarter of 2002 related to the early retirement of the 9 1/8% notes. In January 2003, we redeemed the remaining $23,183 of outstanding principal amount of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, totaling $25,299. We will record a charge to other (income) expense, net of $1,160 (net of $664 tax benefit) in the first quarter of 2003 related to the early retirement of these remaining 9 1/8% notes.

        Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

        The following table presents the various redemption dates and prices of the public notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

	9 1/8% notes	8 3/4% notes	8 1/4% notes	8 5/8% notes	7 3/4% notes	Subsidiary notes
Redemption Date	July 15,	September 30,	July 1,	April 1,	January 15,	May 15,
2003	103.042%	102.916%	—	—	—	104.063%
2004	101.521%	101.458%	104.125%	—	—	102.708%
2005	—	—	102.750%	—	—	101.354%
2006	—	—	101.375%	104.313%	—	—
2007	—	—	—	102.875%	—	—
2008	—	—	—	101.438%	103.875%	—
2009	—	—	—	—	102.583%	—
2010	—	—	—	—	101.292%	—

        Prior to January 15, 2008, the 7 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price. Prior to January 15, 2006, we may under certain conditions redeem up to 35% of the 7 3/4% notes with the net proceeds of one or more public equity offerings, at a redemption price of 107.750% of the principal amount.

        Prior to July 1, 2004, the 8 1/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        In addition, until April 1, 2004, we may under certain conditions redeem up to 35% of the 8 5/8% notes with the net proceeds of one or more public equity offerings, at a redemption price of 108.625% of the principal amount.

        Each of the indentures for the notes provides that we or, in the case of the Subsidiary notes, Canada Company must repurchase, at the option of the holders, the notes at 101% of their principal amount, plus accrued and unpaid interest, upon the occurrence of a "Change of Control," which is defined in each respective indenture. Except for required repurchases upon the occurrence of a Change of Control or in the event of certain asset sales, each as described in the respective indenture, we are not required to make sinking fund or redemption payments with respect to any of the notes.

        The indentures for the notes contain restrictive covenants similar to those contained in the Amended and Restated Credit Agreement. We were in compliance with all debt covenants in the indentures as of December 31, 2002.

        c.    Real Estate Term Loans

        Our Variable Interest Entities were financed with real estate term loans. See Note 3. As of December 31, 2002, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. The details of each real estate term loan is a follows:

  •
  A $47,500 real estate term note issued in October, 1998 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note has a principal payment due on March 31, 2004 of $28,800 with the remaining $18,700 maturing on March 31, 2005. Effective February 1, 2001, we entered into an interest rate swap to fix this floating rate debt for its full term. As of December 31, 2002, the fixed interest was 7.42%.

  •
  A $56,432 real estate term note issued in July, 1999 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. As of December 31, 2002, the weighted average interest rate on this note was 3.60%. This real estate term note matures on December 31, 2005.

  •
  A $98,715 real estate term note issued in May, 2001 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on November 22, 2007. Effective May 21, 2001, we entered into an interest rate swap to fix $97,000 of this floating rate debt for its full term. As of December 31, 2002, the fixed interest was 8.41%.

        The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. We were in compliance with all debt covenants under these real estate term loans as of December 31, 2002.

        d.    Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 5.25% to 8.5% and are payable in various installments through 2025.

        e.    Seller Notes

        In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of $12,864 on these notes at December 31, 2002 is due on demand through 2009 and is classified as a current portion of long-term debt. The notes are supported by a letter of credit under our revolving credit facility.

        f.      Other

        Other long-term debt includes various notes and obligations assumed by us as a result of certain acquisitions. Additionally, our 50.1% owned subsidiary, Iron Mountain Europe Limited ("IM Europe"), has working capital/revolving credit facilities with its local banks that provide for approximately $31,941 of credit, of which $12,811 was available as of December 31, 2002. IM Europe is in the process of finalizing a new agreement relative to its working capital/revolving credit facility which expired on January 31, 2003. As of December 31, 2001, the amounts outstanding under IM Europe's term loan and working capital/revolving credit facilities amounted to $9,438 and $11,776, respectively. As of December 31, 2002, the amounts outstanding under IM Europe's bank overdraft (due on demand), term loan and working capital/revolving credit facilities amounted to $11,175, $11,050 and $12,811, respectively. Principal and interest payments on the term loan are payable twice a year through March 31, 2006 and interest is due on the term loan at 1.25% over LIBOR. The average effective interest rate of IM Europe's debt was 6.53%, 6.05% and 5.80% for the years ending December 31, 2000, 2001 and 2002, respectively. IM Europe's various debt and credit facilities are secured by the assets of IM Europe and each of its subsidiaries and includes various financial and non-financial covenants and restrictions based on net income and net worth. IM Europe was in compliance with all debt covenants as of December 31, 2002.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2003	$70,507
2004	34,951
2005	156,621
2006	6,651
2007	101,835
Thereafter	1,370,733

$1,741,298

        We have estimated the following fair values for our long-term debt as of December 31:

	2001		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility (1)	$—	$—	$75,360	$75,360
Tranche A Term Loan (1)	150,000	150,000	—	—
Tranche B Term Loan (1)	198,750	198,750	—	—
Term Loan (1)	—	—	249,750	249,750
9 1/8% notes (2)	115,106	126,000	22,409	24,241
8 3/4% notes (2)	249,687	257,500	249,727	257,825
8 1/4% notes (2)	149,580	151,875	149,625	154,500
8 5/8% notes (2)	438,059	448,050	481,097	502,513
7 3/4% notes (2)	—	—	100,000	100,000
Subsidiary notes (2)	122,758	136,350	124,666	138,038
Real Estate Term Loans (1)	—	—	202,647	202,647
Real Estate Mortgages (1)	19,337	19,337	16,262	16,262
Seller Notes (1)	12,383	12,383	12,864	12,864
Other (1)	40,439	40,439	47,690	47,690

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2001 and 2002) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2001 and 2002.

6. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2002 and 2001 and for the years ended December 31, 2002 and 2001. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Canada Company and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

	December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Intercompany Receivable	36,875	—	—	98,715	(135,590)	—
Long-term Notes Receivable from Affiliates	1,113,752	—	—	—	(1,113,752)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Intercompany Payable	—	135,590	—	—	(135,590)	—
Long-term Notes Payable to Affiliates	—	1,113,752	—	—	(1,113,752)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,395	$1,696	$8,268	$—	$21,359
Accounts Receivable	—	181,640	14,415	22,995	—	219,050
Intercompany Receivable	685,601	—	—	24,404	(710,005)	—
Other Current Assets	—	64,378	460	4,094	(24)	68,908

Total Current Assets	685,601	257,413	16,571	59,761	(710,029)	309,317
Property, Plant and Equipment, Net	—	778,804	72,839	100,588	—	952,231
Other Assets, Net:
Long-term Intercompany Receivable	45,193	—	—	—	(45,193)	—
Long-term Notes Receivable from Affiliates	1,086,823	—	—	—	(1,086,823)	—
Investment in Subsidiaries	379,816	82,434	—	—	(462,250)	—
Goodwill, Net	—	1,261,598	115,832	141,463	10,654	1,529,547
Other	31,419	40,660	11,754	1,085	(16,107)	68,811

Total Other Assets, Net	1,543,251	1,384,692	127,586	142,548	(1,599,719)	1,598,358

Total Assets	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$560,699	$92,555	$56,751	$(710,005)	$—
Total Current Liabilities	34,526	233,111	16,786	74,610	(24)	359,009
Long-term Debt, Net of Current Portion	1,308,367	1,289	125,075	26,112	—	1,460,843
Long-term Intercompany Payable	—	45,193	—	—	(45,193)	—
Long-term Notes Payable to Affiliates	—	1,086,823	—	—	(1,086,823)	—
Other Long-term Liabilities	—	98,481	887	5,541	(16,107)	88,802
Commitments and Contingencies
Minority Interests	—	—	—	(1,352)	66,645	65,293
Shareholders' Equity (Deficit)	885,959	395,313	(18,307)	141,235	(518,241)	885,959

Total Liabilities and Shareholders' Equity	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$658,613	$36,169	$64,754	$—	$759,536
Service and Storage Material Sales	—	473,077	38,947	46,937	—	558,961

Total Revenues	—	1,131,690	75,116	111,691	—	1,318,497
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	527,215	37,464	57,620	—	622,299
Selling, General and Administrative	57	295,435	13,038	23,802	—	332,332
Depreciation and Amortization	—	96,435	5,706	7,699	—	109,840
Merger-related Expenses	—	796	—	—	—	796

Total Operating Expenses	57	919,881	56,208	89,121	—	1,065,267

Operating (Loss) Income	(57)	211,809	18,908	22,570	—	253,230
Interest Expense, Net	7,077	101,660	14,708	13,187	—	136,632
Equity in the (Earnings) Losses of Subsidiaries	(70,127)	3,320	—	—	66,807	—
Other Expense (Income), Net	1,248	(2,296)	(772)	(1,531)	—	(3,351)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	61,745	109,125	4,972	10,914	(66,807)	119,949
Provision for Income Taxes	—	43,109	2,064	4,122	—	49,295
Minority Interest in Earnings of Subsidiaries	—	—	—	3,629	—	3,629

Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	61,745	66,016	2,908	3,163	(66,807)	67,025
Income from Discontinued Operations (Net of Tax of $768)	—	1,116	—	—	—	1,116
Extraordinary Charges from Early Extinguishment of Debt (Net of Tax Benefit of $1,977)	(3,453)	—	—	—	—	(3,453)
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$58,292	$67,132	$2,908	$(3,233)	$(66,807)	$58,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$604,546	$33,475	$56,453	$—	$694,474
Service and Storage Material Sales	—	421,735	34,549	34,960	—	491,244

Total Revenues	—	1,026,281	68,024	91,413	—	1,185,718
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	493,048	35,093	48,397	—	576,538
Selling, General and Administrative	83	270,201	11,867	24,783	—	306,934
Depreciation and Amortization	—	131,342	10,136	12,113	—	153,591
Merger-related Expenses	—	3,644	—	29	—	3,673

Total Operating Expenses	83	898,235	57,096	85,322	—	1,040,736

Operating (Loss) Income	(83)	128,046	10,928	6,091	—	144,982
Interest Expense, Net	17,755	92,823	16,244	7,920	—	134,742
Equity in the Losses of Subsidiaries	7,489	2,117	—	—	(9,606)	—
Other Expense, Net	6,911	2,887	8,204	369	—	18,371

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Minority Interest	(32,238)	30,219	(13,520)	(2,198)	9,606	(8,131)
Provision (Benefit) for Income Taxes	—	24,238	(111)	1,909	—	26,036
Minority Interest in Losses of Subsidiaries	—	—	—	(1,929)	—	(1,929)

(Loss) Income before Extraordinary Charges	(32,238)	5,981	(13,409)	(2,178)	9,606	(32,238)
Extraordinary Charges from Early Extinguishment of Debt (Net of Tax Benefit of $8,161)	(11,819)	—	—	—	—	(11,819)

Net (Loss) Income	$(44,057)	$5,981	$(13,409)	$(2,178)	$9,606	$(44,057)

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(25,748)	$251,453	$11,174	$18,069	$—	$254,948
Cash Flows from Investing Activities:
Capital expenditures	—	(152,501)	(8,125)	(36,371)	—	(196,997)
Cash paid for acquisitions, net of cash acquired	—	(28,041)	(21)	(21,299)	—	(49,361)
Intercompany loans to subsidiaries	8,642	(17,928)	—	—	9,286	—
Investment in subsidiaries	(1,940)	(1,940)	—	—	3,880	—
Additions to customer relationship and acquisition costs	—	(7,137)	(613)	(669)	—	(8,419)
Proceeds from sales of property and equipment	—	1,460	8	5,552	—	7,020

Cash Flows Provided by (Used in) Investing Activities	6,702	(206,087)	(8,751)	(52,787)	13,166	(247,757)
Cash Flows from Financing Activities:
Net repayment of term loans	(99,000)	—	—	—	—	(99,000)
Repayment of debt	(109,929)	(606)	(535)	(2,173)	—	(113,243)
Proceeds from borrowings	176,235	—	—	12,607	—	188,842
Early retirement of senior subordinated notes	(54,380)	—	—	—	—	(54,380)
Net proceeds from sale of senior subordinated notes	99,000	—	—	—	—	99,000
Debt financing and equity contribution from minority shareholders	—	—	—	(1,241)	—	(1,241)
Intercompany loans from parent	—	(6,070)	(2,469)	17,825	(9,286)	—
Equity contribution from parent	—	1,940	—	1,940	(3,880)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,522	—	—	—	—	9,522
Financing and stock issuance costs	(2,402)	—	—	—	—	(2,402)

Cash Flows Provided by (Used in) Financing Activities	19,046	(4,736)	(3,004)	28,958	(13,166)	27,098
Effect of exchange rates on cash and cash equivalents	—	—	644	—	—	644

Increase (Decrease) in cash and cash equivalents	—	40,630	63	(5,760)	—	34,933
Cash and cash equivalents, beginning of year	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of year	$—	$52,025	$1,759	$2,508	$—	$56,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(92,031)	$235,765	$8,867	$8,308	$—	$160,909
Cash Flows from Investing Activities:
Capital expenditures	—	(164,335)	(10,330)	(22,374)	—	(197,039)
Cash paid for acquisitions, net of cash acquired	—	(50,467)	(177)	(20,753)	—	(71,397)
Investment in convertible preferred stock	—	(2,000)	—	—	—	(2,000)
Intercompany loans to subsidiaries	(20,204)	(15,836)	—	—	36,040	—
Investment in subsidiaries	(6,866)	(6,866)	—	—	13,732	—
Additions to customer relationship and acquisition costs	—	(7,292)	(319)	(809)	—	(8,420)
Proceeds from sales of property and equipment	—	87	21	612	—	720

Cash Flows Used in Investing Activities	(27,070)	(246,709)	(10,805)	(43,324)	49,772	(278,136)
Cash Flows from Financing Activities:
Net repayment of term loans	(1,000)	—	—	—	—	(1,000)
Repayment of debt	(109,869)	(1,066)	(2,590)	(3,753)	—	(117,278)
Proceeds from borrowings	103,411	73	—	2,111	—	105,595
Early retirement of senior subordinated notes	(312,701)	—	—	—	—	(312,701)
Net Proceeds from sale of senior subordinated notes	427,924	—	—	—	—	427,924
Debt financing and equity contribution from minority shareholders	—	—	—	21,216	—	21,216
Intercompany loans from parent	—	13,130	7,016	15,894	(36,040)	—
Equity contribution from parent	—	6,866	—	6,866	(13,732)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,079	—	—	—	—	12,079
Financing and stock issuance costs	(934)	—	—	—	—	(934)

Cash Flows Provided by Financing Activities	118,910	19,003	4,426	42,334	(49,772)	134,901
Effect of exchange rates on cash and cash equivalents	—	—	(1,094)	(1,421)	—	(2,515)

(Decrease) Increase in cash and cash equivalents	(191)	8,059	1,394	5,897	—	15,159
Cash and cash equivalents, beginning of year	191	3,336	302	2,371	—	6,200

Cash and cash equivalents, end of year	$—	$11,395	$1,696	$8,268	$—	$21,359

7. Acquisitions

      On February 1, 2000, we completed the acquisition of Pierce Leahy in a stock-for-stock merger valued at $1,035,747. The total consideration for this transaction was comprised of: (i) 18,784 shares of our common stock with a fair value of $421,220; (ii) 1,645 options to acquire our common stock with a fair value of $25,291; (iii) assumed debt with a fair value of $584,906; and (iv) $4,330 of capitalized transaction costs.

        We purchased substantially all of the assets and assumed certain liabilities of 12, 16 and 10 records management businesses during 2000, 2001 and 2002, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Consideration for the various acquisitions included: (i) cash, which was provided through our credit facilities, our 1999 equity offering and the issuance of certain of our senior subordinated notes; (ii) issuances of our common stock and options to purchase our common stock; and (iii) certain net assets of businesses previously acquired.

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2000	2001	2002
Cash Paid	$146,243	$72,222	$41,356	(1)
Fair Value of Common Stock Issued	421,220	—	—
Fair Value of Options Issued	25,291	—	—
Fair Value of Debt Assumed/Issued	584,906	10,352	—
Fair Value of Certain Net Assets of Businesses Previously Acquired	1,063	—	—

Total Consideration	1,178,723	82,574	41,356
Fair Value of Identifiable Assets Acquired	436,206	19,504	10,440
Liabilities Assumed	(125,650)	(10,019)	(4,868)

Fair Value of Identifiable Net Assets Acquired	310,556	9,485	5,572

Recorded Goodwill	$868,167	$73,089	$35,784

(1)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2002 is a $7,165 contingent payment that was paid during the third quarter of 2002 related to an acquisition made in 2000.

        Allocation of the purchase price for the 2002 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2002 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase

Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2002 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	2000	2001	2002
Reserves, beginning of the year	$9,340	$28,514	$16,225
Reserves established	31,409	3,751	4,963
Expenditures	(7,539)	(7,805)	(6,745)
Adjustments to goodwill, including currency effect(1)	(4,696)	(8,235)	(4,537)

Reserves, end of the year	$28,514	$16,225	$9,906

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At December 31, 2001, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($10,129), severance costs for approximately 31 people ($980) and move and other exit costs ($5,116).

        At December 31, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($5,146), severance costs for approximately 2 people ($578) and move and other exit costs ($4,182). These accruals are expected to be used prior to December 31, 2003 except for lease losses of $3,446 and severance contracts of $429, both of which are based on contracts that extend beyond one year.

        In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event the businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we would be required to make under all such agreements as of December 31, 2002 is approximately $3,000.

8. Capital Stock and Stock Options

        a.    Capital Stock

        On December 5, 2001, our Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. Such additional shares of common stock were issued on December 31, 2001 to all shareholders of record as of the close of business on December 17, 2001. All share and per share amounts have been restated to reflect the stock split.

        The following table summarizes the number of shares authorized, issued and outstanding for each issue of our capital stock as of December 31:

		Number of Shares
		Authorized		Issued and Outstanding
Equity Type	Par Value
		2001	2002	2001	2002
Preferred stock	$.01	10,000,000	10,000,000	—	—
Common stock	.01	150,000,000	150,000,000	84,294,315	85,049,624

        b.    Stock Options

        A total of 8,703,771 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans.

        During 2000, we assumed the two existing stock option plans of Pierce Leahy, resulting in approximately 2,467,000 additional stock options outstanding. The options were accounted for as additional purchase price at their fair value.

        The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 1999	3,382,208	$11.27
Granted	840,737	22.27
Issued in Connection With Acquisitions	2,467,140	7.33
Exercised	(1,354,976)	4.71
Canceled	(286,566)	17.8

Options outstanding, December 31, 2000	5,048,543	12.55
Granted	497,757	26.38
Exercised	(1,188,316)	6.94
Canceled	(73,592)	19.28

Options outstanding, December 31, 2001	4,284,392	15.63
Granted	432,560	29.96
Exercised	(594,049)	9.26
Canceled	(226,087)	17.01

Options outstanding, December 31, 2002	3,896,816	18.08

        Except for the options granted in connection with acquisitions, these options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of these options become exercisable ratably over a period of five years unless the holder terminates employment. The number of shares available for grant at December 31, 2002 was 1,383,167.

        The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2002:

		Outstanding
				Exercisable
		Weighted Average Remaining Contractual Life (in Years)
Range of Exercise Prices	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.50 to $0.58	5,239	4.2	$0.57	5,239	$0.57
$2.88 to $3.84	293,400	3.2	3.08	293,400	3.08
$4.42 to $6.07	106,633	5.7	5.52	106,633	5.52
$6.83 to $7.29	534,534	3.5	6.94	534,534	6.94
$11.44 to $16.69	656,682	4.9	14.48	579,383	14.41
$18.11 to $26.30	1,742,312	7.4	22.42	762,735	21.92
$27.41 to $32.06	558,016	9.0	29.91	62,899	28.16

	3,896,816	6.3	18.08	2,344,823	13.66

9. Discontinued Operations

        In June 1999, in order to focus on our records and information management services business, we decided to sell our information technology staffing business, Arcus Staffing Resources, Inc., which was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. Effective November 1, 1999, we completed the sale of substantially all of the assets of Arcus Staffing. The terms of the sale included contingent payments for a period of 18 months. In accordance with the provisions of APB No. 30, the sale of Arcus Staffing was accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations were segregated from our continuing operations and reported as a separate line item on our consolidated statement of operations.

        In 1999, we recorded an estimated loss on the sale of Arcus Staffing of $13,400, comprised of a write-off of goodwill, a deferred tax benefit and estimated expenses directly related to the transaction partially offset by the estimated income from operations of Arcus Staffing through the date of disposition. In 2002, we recorded income from discontinued operations of $1,116 (net of tax of $768) related to the reversal of remaining liabilities associated with certain contingencies which have been resolved.

10. Income Taxes

        The components of income (loss) from continuing operations before provision for income taxes and minority interest are:

	2000	2001	2002
Domestic	$(13,121)	$(5,176)	$108,991
Foreign	(4,911)	(2,955)	10,958

	$(18,032)	$(8,131)	$119,949

        We have estimated federal net operating loss carryforwards which begin to expire in 2005 through 2021 of $162,001 at December 31, 2002 to reduce future federal taxable income, if any. These net operating loss carryforwards do not include approximately $79,000 of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards expire in six years. We also have estimated state net operating loss carryforwards of $155,826. The state net operating loss carryforwards are subject to a valuation allowance of approximately 38%. Additionally, we have alternative minimum tax credit carryforwards of $587, which have no expiration date and are available to reduce future income taxes, if any.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2001	2002
Deferred Tax Assets:
Accrued liabilities	$16,372	$11,809
Deferred rent	7,306	7,941
Net operating loss carryforwards	72,012	63,445
AMT credit	587	587
Valuation Allowance	(5,594)	(5,804)
Unrealized loss on hedging contracts	4,000	12,858
Other	21,646	31,567

	116,329	122,403
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(31,967)	(47,274)
Plant and equipment, principally due to differences in depreciation	(87,375)	(103,606)
Customer acquisition costs	(13,060)	(15,795)

	(132,402)	(166,675)

Net deferred tax liability	$(16,073)	$(44,272)

        We receive a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise, which is included in the net operating loss carryforwards above. During 2002, we recognized $4,476 of tax benefit related to the exercise of non-qualified stock options, which was credited to equity during the year.

        We file a consolidated federal income tax return with our U.S. subsidiaries. The provision for income taxes consists of the following components:

	Year Ended December 31,
	2000	2001	2002
Federal—deferred	$5,404	$14,695	$35,487
State—current	1,301	1,072	1,566
State—deferred	2,018	8,359	8,121
Foreign—current and deferred	402	1,910	4,121

	$9,125	$26,036	$49,295

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income (loss) from continuing operations before provision for income taxes and minority interests for the years ended December 31, 2000, 2001 and 2002, respectively, is as follows:

	Year Ended December 31,
	2000	2001	2002
Computed "expected" tax (benefit) provision	$(6,311)	$(2,846)	$41,982
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	2,157	3,601	6,297
Nondeductible expenses	12,623	18,066	—
Increase in valuation allowance	—	4,832	210
Foreign tax rate and tax law differential	586	598	(209)
Other, net	70	1,785	1,015

	$9,125	$26,036	$49,295

11. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2001
Total revenues	$287,815	$296,947	$295,059	$305,897
Gross profit	144,102	154,304	151,755	159,019
Income (Loss) from continued operations before extraordinary charges	3,199	(4,966)	(15,770)	(14,701)
Net income (loss)	3,199	(9,746)	(22,809)	(14,701)
Income (Loss) per share from continued operations before extraordinary charges—basic and diluted	0.04	(0.06)	(0.19)	(0.17)
Net income (loss) per share—basic and diluted	0.04	(0.12)	(0.27)	(0.17)
2002
Total revenues	$317,198	$327,720	$333,113	$340,466
Gross profit	164,752	172,313	179,255	179,878
Income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle	13,295	19,989	15,697	18,044
Net income	6,122	19,989	15,697	16,484
Income from continuing operations per share before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle—basic	0.16	0.24	0.19	0.21
Income from continuing operations per share before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle—diluted	0.15	0.23	0.18	0.21
Net income per share—basic	0.07	0.24	0.19	0.19
Net income per share—diluted	0.07	0.23	0.18	0.19

12. Segment Information

        We operate in eight operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

  •
  Business Records Management—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service, courier operations

  •
  Off-Site Data Protection—the storage and rotation of backup computer media as part of corporate disaster and business recovery plans, including service and courier operations

  •
  Secure Shredding—the collection, handling and disposal of sensitive documents for corporate customers

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

  •
  South America—records and information management services throughout South America

  •
  Mexico—records and information management services throughout Mexico

        The Europe, South America and Mexico operating segments do not individually meet the quantitative thresholds for a reporting segment, but have been aggregated and reported as one reporting segment, "International," given their similar economic characteristics, products, customers and processes. The Secure Shredding, Fulfillment and Digital Archiving Services operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Corporate and Other" category. Adjusted EBITDA has been regularly evaluated by the chief operating decision maker in deciding resource allocation and performance assessment. Adjusted EBITDA is defined as EBITDA (earnings from continuing operations before interest, taxes, depreciation and amortization) adjusted for extraordinary items, other (income) expense, merger-related expenses, stock option compensation expense and minority interest. Corporate items include non-operating overhead, corporate general and administrative expenses, non-allocated operating expenses and inter-segment eliminations. Corporate assets are principally cash and cash equivalents, prepaid items, certain non-operating fixed assets, deferred income taxes, certain non-trade receivables, certain inter-segment receivables, and deferred financing costs. The accounting policies of the reportable segments are the same as those described in Note 2 with the exception of: (i) certain costs allocated by Corporate to the other segments, primarily domestic and Canadian operations, are based on allocation rates set at the beginning of each year (such as rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts), and (ii) certain non-cash charges (such as deferred lease amortization) maintained at Corporate.

        An analysis of our business segment information to the respective information in the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other(1)	Total Consolidated
2000
Total Revenues	$719,571	$185,401	$67,109	$32,084	$1,004,165
Adjusted EBITDA	196,683	42,162	11,066	7,130	257,041
Total Assets	1,875,679	329,867	239,502	214,048	2,659,096
2001
Total Revenues	837,994	205,134	89,475	53,115	1,185,718
Adjusted EBITDA	227,769	49,804	16,250	8,423	302,246
Total Assets	2,351,516	347,720	265,968	(105,298)	2,859,906
2002
Total Revenues	908,189	233,834	109,381	67,093	1,318,497
Adjusted EBITDA	258,229	61,542	21,988	22,107	363,866
Total Assets	2,378,388	357,233	317,073	177,961	3,230,655

(1)
Total assets include the inter-segment elimination amounts of $1,337,712, $1,643,835 and $1,303,257 as of December 31, 2000, 2001 and 2002, respectively.

        Our consulting business, previously analyzed as part of Business Records Management, is now analyzed within the Corporate & Other category. Our Canada operating segment, previously analyzed as part of our International segment, is now analyzed within the Business Records Management segment. In addition, certain allocations from Corporate & Other to Business Records Management and Off-Site Data Protection have been changed. To the extent practicable, the prior period numbers shown above have been adjusted to reflect all three of these changes.

        A reconciliation of (loss) income from continuing operations before discontinued operations, extraordinary charges and cumulative effect of change in accounting principle to EBITDA to Adjusted EBITDA on a consolidated basis is as follows:

	Year Ended December 31,
	2000	2001	2002
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	$(24,933)	$(32,238)	$67,025
Add: Depreciation and Amortization	126,810	153,591	109,840
Interest Expense, Net.	117,975	134,742	136,632
Provision for Income Taxes	9,125	26,036	49,295

EBITDA	228,977	282,131	362,792
Add: Other (Income) Expense, Net	6,045	18,371	(3,351)
Stock Option Compensation Expense	15,110	—	—
Merger-Related Expenses	9,133	3,673	796
Minority Interests in Earnings (Losses) of Subsidiaries	(2,224)	(1,929)	3,629

Adjusted EBITDA	$257,041	$302,246	$363,866

        Information as to our operations in different geographical areas is as follows:

	2000	2001	2002
Revenues:
United States	$887,478	$1,028,219	$1,134,000
International	116,687	157,499	184,497

Total Revenues	$1,004,165	$1,185,718	$1,318,497

Long-lived Assets:
United States	$1,989,839	$2,118,828	$2,395,018
International	432,589	431,761	468,597

Total Long-lived Assets	$2,422,428	$2,550,589	$2,863,615

13. Commitments and Contingencies

        a.    Leases

        We lease most of our facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $111,001, $126,871 and $125,866 for the years ended

December 31, 2000, 2001 and 2002, respectively. There was $4,823, $6,733 and $5,915 related to synthetic lease facilities included in rent expense for the years ended December 31, 2000, 2001 and 2002, respectively. See Note 3.

        Minimum future lease payments, net of sublease income of $3,575, $1,403, $828, $557, $303 and $970 for 2003, 2004, 2005, 2006, 2007 and thereafter, respectively, are as follows:

Year	Operating
2003	$125,136
2004	116,183
2005	101,165
2006	82,548
2007	69,857
Thereafter	280,172

Total minimum lease payments	$775,061

        We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2002 was $441. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

        b.    South Brunswick Fires Litigation

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of another records management facility in South Brunswick Township, New Jersey.

        Certain of our customers or their insurance carriers have asserted claims as a consequence of the destruction of, or damage to, their records as a result of the fires, including claims with specific requests for compensation and allegations of negligence or other culpability on our part. We and our insurers have denied any liability on our part as to all of these claims.

        We are presently aware of five pending lawsuits that have been filed against us by certain of our customers and/or their insurers, one pending lawsuit filed by the insurers of an abutter of one of the South Brunswick facilities, and one lawsuit filed by a fire official who claims that he was injured in the course of responding to the first fire. Six of these seven lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The seventh lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. An eighth lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000. After trial, judgment was entered in favor of us; no appeal was filed in this matter. Several other claims that were originally filed in relation to these lawsuits have been voluntarily dismissed without prejudice by the customers and/or their insurance carriers. One lawsuit filed by an abutter to one of the facilities was similarly voluntarily dismissed without prejudice.

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

        c.    Sequedex and Pierce Proceedings

        On March 28, 2002, we and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we allege that defendant J. Peter Pierce, Sr., a former member of our Board of Directors and the former President of IMIM until his termination without cause effective June 30, 2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with us dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the records and information management services industry. The complaint also alleges that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy prior to the merger of Pierce Leahy with us in February 2000, have misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserts claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants. On April 12, 2002, we also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, Office of the American Arbitration Association (the "AAA") on account of an arbitration clause in the employment agreement between us and Mr. Pierce. In the arbitration, Mr. Pierce has counterclaimed for indemnification of his expenses, including attorneys' fees. We have disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding, which is currently scheduled for a hearing in April 2003. On February 25, 2003, in response to our request, the

AAA removed the arbitrator; the AAA has not yet appointed a replacement arbitrator. We intend to prosecute the arbitration proceeding and the litigation vigorously.

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against us. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $100,000.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against us, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of us and Schooner is a shareholder of us. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Mr. Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling our employees and other third parties that Mr. Pierce breached his employment agreement with us, misappropriated and used our confidential information, breached his fiduciary duties to our shareholders and assisted Sequedex, then a competitor of ours, in unfairly competing with us. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5,000,000. We and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases, and intend to vigorously defend ourselves against these lawsuits.

        Prior to the litigation directly pertaining to Mr. Pierce having been filed, in approximately October 2000, three former management employees of IMIM became employed by or otherwise associated with Sequedex. IMIM commenced actions against these three former employees to enforce its rights under their confidentiality and non-competition agreements. IMIM has also asserted claims against Sequedex for tortious interference with these agreements, and against both Sequedex and the former employees for misappropriation and use of IMIM's trade secrets and confidential information.

        The defendants in all three cases have denied the material allegations in IMIM's complaints and asserted various affirmative defenses. In addition, Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against us. The counterclaims and third party complaints assert claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation. The defendant in one of these actions sought a declaratory judgment regarding the enforceability of the confidentiality and non-competition agreements at issue in that case and filed a motion for summary judgment seeking to have the non-competition agreement declared void, or to limit its scope. We and IMIM filed motions in all three cases to dismiss the various counterclaims and third-party complaints. All of these motions, i.e., the defendants' motion for summary judgment and IMIM's and our motions to dismiss, were denied by the Court following a hearing on May 7, 2002.

        Discovery is proceeding in each of these cases. IMIM intends to prosecute these actions vigorously, as well as to defend vigorously against the counterclaims, and we intend to defend vigorously against the third party complaints.

        d.    Other Litigation

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

        The outcome of the South Brunswick fires, Sequedex and Pierce proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

14. Related Party Transactions

        We lease space to an affiliated company, Schooner, for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2000, 2001 and 2002, Schooner paid rent to us totaling $96, $101 and $128, respectively. We lease facilities from an officer and three separate limited partnerships, whose general partner was a related party. Our aggregate rental payment for such facilities during 2000, 2001 and 2002 was $2,447, $1,381 and $1,372, respectively. In the opinion of management, all of these leases were entered into at market prices and terms.

        We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The total benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $1,016 as of December 31, 2002.

        At December 31, 2002, we have outstanding loans to an officer with an aggregate principal amount of $331. These notes bear interest at a variable rate. This liability was assumed in connection with our merger with Pierce Leahy.

        Effective December 1, 2000, we sold our wholly owned UK subsidiary Datavault Limited (acquired in the Pierce Leahy merger) to our 50.1% owned subsidiary, IM Europe, in exchange for approximately $17,655 of IM Europe stock and debt of approximately $13,348. In connection with this transaction, our

49.9% partner in IM Europe contributed approximately $17,585 to IM Europe in exchange for additional shares. The transaction was accounted for as a transfer between entities under common control and no gain or loss was recorded on the sale.

15. Employee Benefit Plans

        a.    Iron Mountain Companies 401(k) Plan

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. We make matching contributions based on the amount of an employee's contribution in accordance with the plan document. We have expensed $2,646, $2,280 and $2,583 for the years ended December 31, 2000, 2001 and 2002, respectively.

        b.    Employee Stock Purchase Plan

        On March 23, 1998, we introduced an employee stock purchase plan (the "Plan"), participation in which is available to substantially all employees who meet certain service eligibility requirements. The Plan was approved by our shareholders on May 28, 1998 and commenced operations on October 1, 1998. The Plan provides a way for our eligible employees to become shareholders on favorable terms. The Plan provides for the purchase of up to 562,500 shares of our common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees are granted options to acquire our common stock. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the Plan is 85% of their market price at either the beginning or the end of the offering period, whichever is lower. There were 139,869, 186,152 and 160,119 shares purchased under the Plan for the years ended December 31, 2000, 2001 and 2002, respectively. On December 31, 2002, there were no shares remaining in the Plan. We contemplate submitting a new employee stock purchase plan for approval by our shareholders at our Annual Meeting of Shareholders in May 2003.

16. Subsequent Events

        In March 2003, we completed two exchanges of our 7 3/4% notes for 8 3/4% notes. The exchanges resulted in the issuance of $31,255 in face value of our 7 3/4% notes and the retirement of $30,000 of our 8 3/4% notes. These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19. These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods, as well as, extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        In March 2003, we made an additional $1,357 investment in Live Vaults's convertible preferred stock along with existing holders and a new investor. See Note 2k.

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

        We have audited the consolidated balance sheets of Iron Mountain Europe Limited as of October 31, 2001 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive (loss)/income and cash flows for the three years ended October 31, 2002. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 2001 and 2002 and the consolidated results of their operations and their consolidated cash flows for the three years ended October 31, 2002, in conformity with generally accepted accounting principles in the United States of America.

/s/ RSM ROBSON RHODES

Chartered Accountants
Birmingham, England

February 21, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K for the year ended December 31, 2002. See Exhibit 23.3 to this Annual Report on Form 10-K filed with the SEC for further discussion.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 2002
(Except with respect to Note 17,
as to which the date is March 15, 2002)

Schedule II
IRON MOUNTAIN INCORPORATED
Valuation and Qualifying Accounts
(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions(1)	Deductions	Balance at End of the Year
Allowance for doubtful accounts:
2000	$5,740	$9,714	$4,051	$(3,516)	$15,989
2001	15,989	8,499	846	(8,248)	17,086

(1)
Includes allowance of businesses acquired during the year as described in Note 7 to Notes to Consolidated Financial Statements and the impact associated with currency translation adjustments.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ C. RICHARD REESE C. Richard Reese Chairman of the Board, Chief Executive Officer and President

Dated: March 21, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors, Chief Executive Officer and President	March 21, 2003
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr.	Executive Vice President, Chief Financial Officer and Director	March 21, 2003
/s/ JEAN A. BUA Jean A. Bua	Vice President and Corporate Controller	March 21, 2003
/s/ CLARKE H. BAILEY
Clarke H. Bailey	Director	March 21, 2003
/s/ CONSTANTIN R. BODEN
Constantin R. Boden	Director	March 21, 2003
/s/ KENT P. DAUTEN
Kent P. Dauten	Director	March 21, 2003
/s/ EUGENE B. DOGGETT
Eugene B. Doggett	Director	March 21, 2003
/s/ B. THOMAS GOLISANO
B. Thomas Golisano	Director	March 21, 2003
/s/ ARTHUR D. LITTLE
Arthur D. Little	Director	March 21, 2003
/s/ VINCENT J. RYAN
Vincent J. Ryan	Director	March 21, 2003

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

Exhibit	Item	Exhibit
2.1	Purchase Agreement, dated November 13, 2000, by and among Iron Mountain Canada Corporation, Iron Mountain Records Management, Inc. ("IMRM"), FACS Records Storage Income Fund, FACS Records Centre Inc. and 3796281 Canada Inc.	(2.1)(19)
2.2	Asset Purchase and Sale Agreement, dated February 18, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van Lines, Inc.	(2.1)(16)
2.3	Amendment No. 1 to Asset Purchase and Sale Agreement, dated May 1, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.	(2.1)(17)
2.4	Agreement and Plan of Merger, dated as of October 20, 1999, by and between the Company and Pierce Leahy.	(2)(10)
3.1	Amended and Restated Articles of Incorporation of the Company.	(Annex D)(14)
3.2	Amended and Restated Bylaws of the Company.	(Annex E)(14)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(22)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(22)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(7)
4.2	Indenture for 8 3/4% Senior Subordinated Notes due 2009, dated October 24, 1997, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(4.1)(2)
4.3	Indenture for 8 1/8% Senior Notes due 2008, dated as of April 7, 1998, by and among Iron Mountain Canada Corporation, as issuer, the Company and The Bank of New York, as trustee.	(4.1(c))(13)
4.4	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(20)
4.5	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(20)
4.6	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(23)
4.7	Senior Subordinated Indenture for 7 3/4 Senior Subordinated Notes due 2015, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	Filed herewith as Exhibit 4.7
4.8	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and the Trustee.	Filed herewith as Exhibit 4.8

4.9	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(15)
9	Amended and Restated Voting Trust Agreement, dated as of February 28, 1998, by and among the Company, certain shareholders of the Company and Leo W. Pierce, Sr. and J. Peter Pierce, as trustees. (#)	(9.0)(12)
10.1	Employment Agreement, dated as of February 1, 2000, by and between the Company and J. Peter Pierce. (#)	(10.5)(16)
10.2	Letter Agreement, dated as of June 27, 2000, by and between the Company and J. Peter Pierce. (#)	(10.6)(19)
10.3	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended. (#)	(10.7)(19)
10.4	Nonqualified Stock Option Plan of Pierce Leahy Corp. (#)	(10.3)(11)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#)	(10.9)(19)
10.6	Iron Mountain/ATSI 1995 Stock Option Plan. (#)	(10.2)(3)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#)	(10.3)(6)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan	Filed herewith as Exhibit 10.8
10.9	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	(10.10)(23)
10.10	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain shareholders of the Company. (#)	(10.1)(1)
10.11	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2)(5)
10.12	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20)(4)
10.13	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1998 and IMIM	(10.1)(24)
10.14	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21)(4)
10.15	Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.1)(8)
10.16	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.17)(23)
10.17	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.18)(23)
10.18	Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.3)(18)

10.19	Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.2)(24)
10.20	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	Filed herewith as Exhibit 10.20
10.21	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.22)(4)
10.22	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2)(9)
10.23	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1999 and IMIM.	(10.3)(24)
10.24	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1)(9)
10.25	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3)(9)
10.26	Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.24)(23)
10.27	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.25)(23)
10.28	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.2)(18)
10.29	Amendment No. 4 to Unconditional Guaranty, dated as of March 20, 2001 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.4)(24)
10.30	Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.5)(24)
10.31	Guaranty Letter, dated December 31, 2002, to BTM Capital and JH Equity Realty Investors, Inc., from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	Filed herewith as Exhibit 10.31
10.32	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1)(21)
10.33	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.28)(23)
10.34	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, IMIM and the Company.	(10.6)(24)
10.35	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(21)

10.36	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	Filed herewith as Exhibit 10.36
10.37	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	Filed herewith as Exhibit 10.37
10.38	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Construction Agent.	(10.3)(21)
12	Statement re: Computation of Ratios.	Filed herewith as Exhibit 12
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 19, 2002, regarding the change in the Company's certifying accountant.	(16.1)(25)
21	Subsidiaries of the Company.	Filed herewith as Exhibit 21
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Pennsylvania).	Filed herewith as Exhibit 23.1
23.2	Consent of RSM Robson Rhodes (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
23.3	Notice Regarding Consent of Arthur Andersen LLP.	Filed herewith as Exhibit 23.3
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 99.1
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 99.2

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

(7)
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

(10)
Filed as an Exhibit to Pierce Leahy's Current Report on Form 8-K, dated October 20, 1999, filed with the Commission, File No.1-13045.

(11)
Filed as an Exhibit Amendment No. 1 to Pierce Leahy's Registration Statement No. 333-9963, filed with the Commission on October 4, 1996.

(12)
Filed as an Exhibit to Pierce Leahy's Annual Report on Form 10-K for the year ended December 31, 1997, filed with the Commission, File No. 333-09963.

(13)
Filed as an Exhibit to Pierce Leahy's Registration Statement No. 333-58569, filed with the Commission on July 6, 1998.

(14)
Filed as an Annex or Exhibit to Amendment No. 1 to Pierce Leahy's Registration Statement No. 333-91577, filed with the Commission on December 13, 1999.

(15)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.

(16)
Filed as an Exhibit to the Company's Annual Report on Form 10-K405 for the year ended December 31, 1999, filed with the Commission, File No. 1-13045.

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

(20)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission, File No. 1-13045.

(21)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission, File No. 1-13045.

(22)
Filed as an Exhibit to the Company's Registration Statement No. 333-75068, filed with the Commission on December 13, 2001.

(23)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission, File No. 1-13045.

(24)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission, File No. 1-13045.

(25)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 19, 2002, filed with the Commission, File No. 1-13045.

IRON MOUNTAIN INCORPORATED

SECTION 302 CERTIFICATIONS

I, C. Richard Reese, certify that:

1.
I have reviewed this annual report on Form 10-K of Iron Mountain Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ C. RICHARD REESE C. Richard Reese Chief Executive Officer

IRON MOUNTAIN INCORPORATED

SECTION 302 CERTIFICATIONS

I, John F. Kenny, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K of Iron Mountain Incorporated;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 21, 2003
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr. Chief Financial Officer