Form 10-Q
period 2003-03-31
IRON MOUNTAIN INC/PA
filed 2003-05-15
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
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

        Number of shares of the registrant's Common Stock at May 2, 2003: 85,221,960

IRON MOUNTAIN INCORPORATED

Index

			Page
PART I — FINANCIAL INFORMATION
Item 1	—	Unaudited Consolidated Financial Statements
		Consolidated Balance Sheets at December 31, 2002 and March 31, 2003 (Unaudited)	3
		Consolidated Statements of Operations for the Three Months Ended March 31, 2002 and 2003 (Unaudited)	4
		Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002 and 2003 (Unaudited)	5
		Notes to Consolidated Financial Statements (Unaudited)	6-22
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	23-35
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	35-36
Item 4	—	Controls and Procedures	36-37
PART II — OTHER INFORMATION
Item 1	—	Legal Proceedings	37
Item 6	—	Exhibits and Reports on Form 8-K	37
		Signature	38
		Section 302 Certifications	39-40

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2002	March 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$56,292	$13,581
Accounts receivable (less allowances of $20,274 and $20,316, respectively)	225,416	248,973
Deferred income taxes	34,192	34,088
Prepaid expenses and other	51,140	42,609

Total Current Assets	367,040	339,251
Property, Plant and Equipment:
Property, plant and equipment	1,577,588	1,643,511
Less—Accumulated depreciation	(338,400)	(367,717)

Net Property, Plant and Equipment	1,239,188	1,275,794
Other Assets, net:
Goodwill	1,544,974	1,572,663
Customer relationships and acquisition costs	48,213	50,508
Deferred financing costs	19,358	18,878
Other	11,882	11,776

Total Other Assets, net	1,624,427	1,653,825

Total Assets	$3,230,655	$3,268,870

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$69,732	$43,858
Accounts payable	76,115	72,782
Accrued expenses	168,025	161,457
Deferred revenue	95,188	97,725
Other current liabilities	18,902	21,119

Total Current Liabilities	427,962	396,941
Long-term Debt, net of current portion	1,662,365	1,679,861
Other Long-term Liabilities	35,433	34,790
Deferred Rent	19,438	19,708
Deferred Income Taxes	78,464	93,517
Commitments and Contingencies (Note 10)
Minority Interests	62,132	67,641
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 85,049,624 shares and 85,190,660 shares, respectively)	850	852
Additional paid-in capital	1,020,522	1,024,144
Deferred compensation	(70)	(648)
Accumulated deficit	(45,403)	(24,119)
Accumulated other comprehensive items	(31,038)	(23,817)

Total Shareholders' Equity	944,861	976,412

Total Liabilities and Shareholders' Equity	$3,230,655	$3,268,870

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2002	2003
Revenues:
Storage	$183,436	$202,831
Service and storage material sales	133,762	148,980

Total Revenues	317,198	351,811
Operating Expenses:
Cost of sales (excluding depreciation)	152,446	160,151
Selling, general and administrative	82,194	91,156
Depreciation and amortization	25,156	29,949
Merger-related expenses	300	—
Gain on disposal/writedown of property, plant and equipment, net	(82)	(1,672)

Total Operating Expenses	260,014	279,584
Operating Income	57,184	72,227
Interest Expense, Net	32,880	35,565
Other Expense (Income), Net	1,312	(3,260)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	22,992	39,922
Provision for Income Taxes	9,517	17,338
Minority Interest in Earnings of Subsidiaries	957	1,300

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	12,518	21,284
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—

Net Income	$6,122	$21,284

Net Income (Loss) per Share—Basic:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.15	$0.25
Cumulative Effect of Change in Accounting Principle	(0.08)	—

Net Income per Share—Basic	$0.07	$0.25

Net Income (Loss) per Share—Diluted:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.15	$0.25
Cumulative Effect of Change in Accounting Principle	(0.07)	—

Net Income per Share—Diluted	$0.07	$0.25

Weighted Average Common Shares Outstanding—Basic	84,372	85,097

Weighted Average Common Shares Outstanding—Diluted	86,002	86,551

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2003
Cash Flows from Operating Activities:
Net income	$6,122	$21,284
Adjustments to reconcile net income to income from continuing operations before cumulative effect of change in accounting principle:
Cumulative effect of change in accounting principle (net of minority interest)	6,396	—

Income from continuing operations before cumulative effect of change in accounting principle	12,518	21,284
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash flows provided by operating activities:
Minority interests	957	1,300
Depreciation and amortization	25,156	29,949
Amortization of deferred financing costs and bond discount	1,224	1,129
Provision for deferred income taxes	9,223	16,050
Loss on early extinguishment of debt	1,222	1,824
Gain on disposal/writedown of property, plant and equipment, net	(82)	(1,672)
Loss (Gain) on foreign currency and other, net	66	(5,012)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(10,295)	(20,004)
Prepaid expenses and other current assets	1,268	5,954
Deferred income taxes	632	46
Accounts payable	5,170	(4,003)
Accrued expenses and other current liabilities	3,792	(11,984)
Deferred rent	488	197
Deferred revenue	(269)	1,514
Other assets and long-term liabilities	199	(48)

Cash Flows Provided by Operating Activities	51,269	36,524
Cash Flows from Investing Activities:
Capital expenditures	(57,643)	(49,633)
Cash paid for acquisitions, net of cash acquired	(7,756)	(17,160)
Additions to customer relationship and acquisition costs	(1,622)	(2,155)
Investment in convertible preferred stock	—	(1,357)
Proceeds from sale of property and equipment	227	6,202

Cash Flows Used in Investing Activities	(66,794)	(64,103)
Cash Flows from Financing Activities:
Net repayment of term loans.	(98,750)	(250)
Repayment of debt	(27,547)	(6,488)
Proceeds from borrowings	134,323	11,540
Early retirement of senior subordinated notes	—	(24,241)
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(2,165)	2,424
Proceeds from exercise of stock options	1,388	1,800
Financing and stock issuance costs	(1,955)	(147)

Cash Flows Provided by (Used in) Financing Activities	5,294	(15,362)
Effect of exchange rates on cash and cash equivalents	291	230

Increase in Cash and Cash Equivalents	(9,940)	(42,711)
Cash and Cash Equivalents, Beginning of Period	21,359	56,292

Cash and Cash Equivalents, End of Period	$11,419	$13,581

Supplemental Information:
Cash Paid for Interest	$19,684	$27,628

Cash Paid for Income Taxes	$800	$613

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year.

        The consolidated balance sheet presented as of December 31, 2002 has been derived from the consolidated financial statements that have been audited by our independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2002.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

(2) Summary of Significant Accounting Policies

        a.    Goodwill and Other Intangible Assets

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

        The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed our portion of the non-cash goodwill impairment charge ($6,396). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2002 and noted no impairment of goodwill at our reporting units as of that date. As of March 31, 2003, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended March 31, 2003 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2002	$1,151,760	$237,178	$154,665	$1,371	$1,544,974
Goodwill acquired during the year	10,378	—	562	—	10,940
Adjustments to purchase reserves	(306)	—	41	—	(265)
Fair value adjustments	27	—	(375)	—	(348)
Other adjustments and currency effects	8,174	—	9,188	—	17,362

Balance as of March 31, 2003	$1,170,033	$237,178	$164,081	$1,371	$1,572,663

        The components of our amortizable intangible assets at March 31, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$61,752	$11,244	$50,508
Non-Compete Agreements	20,393	17,715	2,678
Deferred Financing Costs	25,612	6,734	18,878

Total	$107,757	$35,693	$72,064

        b.    Stock Based Compensation

        In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," which amended SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to a fair value based method of accounting for stock-based compensation. SFAS No. 148 allows for (a) a prospective method, (b) a modified prospective method and (c) a retroactive restatement method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. The modified prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter and for all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date) that are unvested at the beginning of the year of adoption. The retroactive restatement method involves restating all periods presented for the fair value of all awards previously granted, modified or settled since 1994 (the original SFAS No. 123 implementation date). We have adopted the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Net income, as reported	$6,122	$21,284
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	—	23
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(749)	(538)

Net income, pro forma	$5,373	$20,769

Earnings per share:
Basic—as reported	0.07	0.25
Basic—pro forma	0.06	0.24
Diluted—as reported	0.07	0.25
Diluted—pro forma	0.06	0.24

        The weighted average fair value of options granted for the three months ended March 31, 2002 and 2003 was $9.70 and $9.44 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Assumption	Three Months Ended March 31, 2002	Three Months Ended March 31, 2003
Expected volatility	27.5%	27.5%
Risk-free interest rate	4.08	2.98
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years

        c.    Income (Loss) Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,630,357 shares and 1,454,235 shares for the three months ended March 31, 2002 and 2003, respectively.

        d.    New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 145 on January 1, 2003. Gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. Losses on early extinguishment of debt of $1,222 for the three months ended March 31, 2002 and $1,824 for the three months ended March 31, 2003 are included in other (income) expense, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

(3) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

	Three Months Ended March 31,
	2002	2003
Comprehensive Income (Loss):
Net Income	$6,122	$21,284
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,329)	6,806
Unrealized Gain on Hedging Contracts	1,045	435
Unrealized Loss on Securities	—	(20)

Comprehensive Income	$4,838	$28,505

(4) Variable Interest Entities

        During the third quarter of 2002 we changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") at such time and prospectively for new property acquisitions added to VIE III. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities"). These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities as of December 31, 2002. As a result of the consolidation of our Variable Interest Entities, rent expense decreased $2,639 and interest expense and depreciation increased $3,411 and $945, respectively, in our consolidated statement of operations for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

(5) Derivative Instruments and Hedging Activities

        Effective January 1, 2001, we adopted the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction.

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $18,356 ($7,855 recorded in accrued expenses and $10,501 recorded in other long-term liabilities), $6,697 and $11,659, respectively, as of March 31, 2003. For the three months ended March 31, 2002 and 2003, we recorded additional interest expense of $1,797 and $2,118 resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $2,673 ($1,861 recorded in accrued expenses and $812 recorded in other long-term liabilities), $975 and $1,698, respectively, as of March 31, 2003. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective, and therefore no ineffectiveness was recorded in earnings. As a result of the consolidation of one of the Other Variable Interest Entities ("VIE I") on December 31, 2002, we consolidated the real estate term loans of VIE I and the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions. As a result, this interest rate swap agreement was deemed to be no longer effective on a prospective basis. For the three months ended March 31, 2002 and 2003, we recorded additional rent expense of $439 and additional interest expense of $493, respectively, resulting from the settlements associated with this interest rate swap agreement.

        Also, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $13,649 ($4,641 recorded in accrued expenses and $9,008 recorded in other long-term liabilities), $4,979 and $8,670, respectively, as of March 31, 2003. For the three months ended March 31, 2003, we recorded additional interest expense of $1,161 resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

(6) Acquisitions

        During the three months ended March 31, 2003, we purchased substantially all of the assets, and assumed certain liabilities, of three businesses.

        Each of the 2003 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. For the 2003 acquisitions, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $10,940 which has been assigned to goodwill and, consistent with SFAS No. 142, has not been amortized.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2003 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2002	Three Months Ended March 31, 2003
Reserves, Beginning Balance	$16,225	$9,906
Reserves Established	4,963	80
Expenditures	(6,745)	(1,194)
Adjustments to Goodwill, including currency effect (1)	(4,537)	(452)

Reserves, Ending Balance	$9,906	$8,340

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2003, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $4,670, severance costs for approximately six people of $522 and other exit costs of $3,148. These accruals are expected to be used prior to March 31, 2004 except for lease losses of

$3,074 and severance contracts of $399, both of which are based on contracts that extend beyond one year.

(7) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2002		March 31, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility (3)	$75,360	$75,360	$90,742	$90,742
Term Loan (3)	249,750	249,750	249,500	249,500
9 1/8% Senior Subordinated Notes due 2007 (1) (2)	22,409	24,241	—	—
8 1/8% Senior Notes due 2008 (the "Subsidiary notes") (2)	124,666	138,038	125,143	139,388
8 3/4% Senior Subordinated Notes due 2009 (1) (2)	249,727	257,825	219,769	229,900
8 1/4% Senior Subordinated Notes due 2011 (1) (2)	149,625	154,500	149,636	157,125
8 5/8% Senior Subordinated Notes due 2013 (1) (2)	481,097	502,513	481,092	514,535
7 3/4% Senior Subordinated Notes due 2015 (1) (2)	100,000	100,000	129,973	133,880
Real Estate Term Loans (3)	202,647	202,647	202,647	202,647
Real Estate Mortgages (3)	16,262	16,262	16,031	16,031
Seller Notes (3)	12,864	12,864	11,565	11,565
Other (3)	47,690	47,690	47,621	47,621

Total Debt	1,732,097		1,723,719
Less Current Portion	(69,732)		(43,858)

Long-term Debt, Net of Current Portion	$1,662,365		$1,679,861

(1)
These debt instruments are collectively referred to as the "Parent notes".

(2)
The fair value of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2002 and March 31, 2003.

(3)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2002 and March 31, 2003) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

        On March 15, 2002, we entered into a new amended and restated revolving credit agreement (together with the term loan, the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced our prior credit agreement. As a result, we recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1,222 related to the early retirement of debt in conjunction with the refinancing of our credit facility.

        As of March 31, 2003, we had $90,742 of borrowings under our revolving credit facility, of which $10,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars in the amount of CDN 118,790. We also had various outstanding letters of credit totaling $35,076. The remaining availability under the revolving credit facility was $274,182 as of March 31, 2003, and the interest rates in effect ranged from 3.56% to 5.13% as of March 31, 2003.

        Our Variable Interest Entities were financed with real estate term loans. See Note 4. As of March 31, 2003, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Parent notes and Subsidiary notes.

        In January 2003, we redeemed the remaining $23,183 of outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, totaling $25,299 with proceeds of our underwritten public offering of $100,000 in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes"). We recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1,824 in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

        In March 2003, we completed two debt exchanges which resulted in the issuance of $31,255 in face value of our 7 3/4% notes and the retirement of $30,000 of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes"). These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments." These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods, as well as extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of March 31, 2003, we were in compliance in all material respects with all debt covenants.

(8) Selected Financial Information of Parent, Guarantors and Non-guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of March 31, 2003 and December 31, 2002 and for the three month periods ended March 31, 2003 and 2002. The Guarantors column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company"), the issuer of the Subsidiary notes, and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent also guarantees the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "Non-Guarantors."

	March 31, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$9,673	$1,757	$2,151	$—	$13,581
Accounts Receivable	—	201,095	14,669	33,209	—	248,973
Intercompany Receivable	800,889	—	—	13,036	(813,925)	—
Other Current Assets	3,545	60,834	1,439	11,074	(195)	76,697

Total Current Assets	804,434	271,602	17,865	59,470	(814,120)	339,251
Property, Plant and Equipment, Net	—	941,780	82,508	251,506	—	1,275,794
Other Assets, Net:
Long-term Intercompany Receivable	12,834	—	—	98,715	(111,549)	—
Long-term Notes Receivable from Affiliates	1,126,254	—	—	—	(1,126,254)	—
Investment in Subsidiaries	385,136	82,040	—	—	(467,176)	—
Goodwill, Net	—	1,283,913	122,265	156,744	9,741	1,572,663
Other	19,556	55,267	4,966	5,373	(4,000)	81,162

Total Other Assets, Net	1,543,780	1,421,220	127,231	260,832	(1,699,238)	1,653,825

Total Assets	$2,348,214	$2,634,602	$227,604	$571,808	$(2,513,358)	$3,268,870

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$644,458	$93,677	$75,790	$(813,925)	$—
Total Current Liabilities	39,481	233,371	18,285	105,999	(195)	396,941
Long-term Debt, Net of Current Portion	1,321,122	1,142	126,894	230,703	—	1,679,861
Long-term Intercompany Payable	—	111,549	—	—	(111,549)	—
Long-term Notes Payable to Affiliates	—	1,126,254	—	—	(1,126,254)	—
Other Long-term Liabilities	11,199	122,871	1,400	16,545	(4,000)	148,015
Commitments and Contingencies
Minority Interests	—	—	—	1,836	65,805	67,641
Shareholders' Equity (Deficit)	976,412	394,957	(12,652)	140,935	(523,240)	976,412

Total Liabilities and Shareholders' Equity	$2,348,214	$2,634,602	$227,604	$571,808	$(2,513,358)	$3,268,870

	December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Intercompany Receivable	36,875	—	—	98,715	(135,590)	—
Long-term Notes Receivable from Affiliates	1,113,752	—	—	—	(1,113,752)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Intercompany Payable	—	135,590	—	—	(135,590)	—
Long-term Notes Payable to Affiliates	—	1,113,752	—	—	(1,113,752)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	Three Months Ended March 31, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$172,100	$10,161	$20,570	$—	$202,831
Service and Storage Material Sales	—	123,998	10,055	14,927	—	148,980

Total Revenues	—	296,098	20,216	35,497	—	351,811
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	133,357	10,436	16,358	—	160,151
Selling, General and Administrative	57	78,943	3,178	8,978	—	91,156
Depreciation and Amortization	—	25,051	1,907	2,991	—	29,949
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(2,035)	389	(26)	—	(1,672)

Total Operating Expenses	57	235,316	15,910	28,301	—	279,584

Operating (Loss) Income	(57)	60,782	4,306	7,196	—	72,227
Interest Expense, Net	1,849	26,804	3,662	3,250	—	35,565
Equity in the Earnings of Subsidiaries	(30,414)	(1,361)	—	—	31,775	—
Other Expense (Income), Net	7,224	(1,845)	(8,559)	(80)	—	(3,260)

Income Before Provision for Income Taxes and Minority Interest	21,284	37,184	9,203	4,026	(31,775)	39,922
Provision for Income Taxes	—	11,657	4,349	1,332	—	17,338
Minority Interest in Earnings of Subsidiaries	—	—	—	1,300	—	1,300

Net Income	$21,284	$25,527	$4,854	$1,394	$(31,775)	$21,284

	Three Months Ended March 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$160,077	$8,519	$14,840	$—	$183,436
Service and Storage Material Sales	—	113,166	9,993	10,603	—	133,762

Total Revenues	—	273,243	18,512	25,443	—	317,198
Operating Expenses:
Cost of Sales (excluding depreciation)	—	129,881	9,356	13,209	—	152,446
Selling, General and Administrative	12	72,090	3,076	7,016	—	82,194
Depreciation and Amortization	—	22,147	1,441	1,568	—	25,156
Merger-related Expenses	—	300	—	—	—	300
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(79)	(3)	—	—	(82)

Total Operating Expenses	12	224,339	13,870	21,793	—	260,014
Operating (Loss) Income	(12)	48,904	4,642	3,650	—	57,184
Interest Expense, Net	2,965	24,908	3,297	1,710	—	32,880
Equity in the (Earnings) Losses of Subsidiaries	(9,836)	5,630	—	—	4,206	—
Other Expense (Income), Net	737	717	309	(451)	—	1,312

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	6,122	17,649	1,036	2,391	(4,206)	22,992
Provision for Income Taxes	—	8,160	691	666	—	9,517
Minority Interest in Earnings of Subsidiaries	—	—	—	957	—	957

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	6,122	9,489	345	768	(4,206)	12,518
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$6,122	$9,489	$345	$(5,628)	$(4,206)	$6,122

	Three Months Ended March 31, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows Provided by Operating Activities	$13,768	$12,250	$6,268	$4,238	$—	$36,524
Cash Flows from Investing Activities:
Capital expenditures	—	(39,808)	(1,138)	(8,687)	—	(49,633)
Cash paid for acquisitions, net of cash acquired	—	(14,058)	—	(3,102)	—	(17,160)
Intercompany loans to subsidiaries	3,616	(5,004)	—	—	1,388	—
Investment in subsidiaries	(128)	(128)	—	—	256	—
Investment in convertible preferred stock	—	(1,357)	—	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(1,718)	(165)	(272)	—	(2,155)
Proceeds from sales of property and equipment	—	6,202	—	—	—	6,202

Cash Flows Provided by (Used in) Investing Activities	3,488	(55,871)	(1,303)	(12,061)	1,644	(64,103)
Cash Flows from Financing Activities:
Net repayment of term loans	(250)	—	—	—	—	(250)
Repayment of debt	(4,418)	(172)	(143)	(1,755)	—	(6,488)
Proceeds from borrowings	10,000	—	—	1,540	—	11,540
Early retirement of senior subordinated notes	(24,241)	—	—	—	—	(24,241)
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	2,424	—	2,424
Intercompany loans from parent	—	1,313	(5,036)	5,111	(1,388)	—
Equity contribution from parent	—	128	—	128	(256)	—
Proceeds from exercise of stock options	1,800	—	—	—	—	1,800
Financing and stock issuance costs	(147)	—	—	—	—	(147)

Cash Flows (Used in) Provided by Financing Activities	(17,256)	1,269	(5,179)	7,448	(1,644)	(15,362)
Effect of exchange rates on cash and cash equivalents	—	—	212	18	—	230

Decrease in cash and cash equivalents	—	(42,352)	(2)	(357)	—	(42,711)
Cash and cash equivalents, beginning of period	—	52,025	1,759	2,508	—	56,292

Cash and cash equivalents, end of period	$—	$9,673	$1,757	$2,151	$—	$13,581

	Three Months Ended March 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(9,179)	$57,744	$2,281	$1,180	$(757)	$51,269
Cash Flows from Investing Activities:
Capital expenditures	—	(37,887)	(3,382)	(16,374)	—	(57,643)
Cash paid for acquisitions, net of cash acquired	—	(7,819)	—	63	—	(7,756)
Intercompany loans to subsidiaries	451	(16,864)	—	—	16,413	—
Investment in subsidiaries	(2)	(2)	—	—	4	—
Additions to customer relationship and acquisition costs	—	(1,486)	(26)	(110)	—	(1,622)
Proceeds from sales of property and equipment	—	224	3	—	—	227

Cash Flows Provided by (Used in) Investing Activities	449	(63,834)	(3,405)	(16,421)	16,417	(66,794)
Cash Flows from Financing Activities:
Net repayment of term loans	(98,750)	—	—	—	—	(98,750)
Repayment of debt	(26,188)	(119)	(127)	(1,113)	—	(27,547)
Proceeds from borrowings	134,235	—	—	88	—	134,323
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	(2,165)	—	(2,165)
Intercompany loans from parent	—	321	(772)	16,864	(16,413)	—
Equity contribution from parent	—	2	—	2	(4)	—
Proceeds from exercise of stock options	1,388	—	—	—	—	1,388
Financing and stock issuance costs	(1,955)	—	—	—	—	(1,955)

Cash Flows Provided by (Used in) Financing Activities	8,730	204	(899)	13,676	(16,417)	5,294
Effect of exchange rates on cash and cash equivalents	—	—	327	(36)	—	291

Decrease in cash and cash equivalents	—	(5,886)	(1,696)	(1,601)	(757)	(9,940)
Cash and cash equivalents, beginning of period	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of period	$—	$5,509	$—	$6,667	$(757)	$11,419

(9) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended March 31, 2002
Revenue	$228,909	$57,349	$24,976	$5,964		$317,198
Contribution	60,687	14,226	4,714	2,931		82,558
Total Assets	2,298,757	350,635	268,081	(40,728	)(1)	2,876,745
Three Months Ended March 31, 2003
Revenue	248,521	61,386	34,887	7,017		351,811
Contribution	66,686	16,788	8,010	9,020		100,504
Total Assets	2,406,325	366,689	347,743	148,113	(1)	3,268,870

(1)
Total corporate & other assets include the intersegment elimination amount of $1,673,092 and $1,474,634 as of March 31, 2002 and 2003, respectively.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2002 except that certain costs continue to be allocated by Corporate to the other segments in both 2002 and 2003, primarily our domestic and Canadian operations. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution (formerly referred to as Adjusted EBITDA in our Annual Report on Form 10-K for the year ended December 31, 2002) for each segment is defined as total revenues less cost of sales and selling, general and administrative expenses including the costs allocated to each segment as described above. Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to income from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended March 31,
	2002	2003
Contribution	$82,558	$100,504
Less: Depreciation and Amortization	25,156	29,949
Merger-related Expenses	300	—
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(82)	(1,672)
Interest Expense, Net.	32,880	35,565
Other Expense (Income), Net	1,312	(3,260)

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$22,992	$39,922

        Our secure shredding business, previously analyzed as part of Corporate & Other, is now analyzed within the Business Records Management category. Our film and sound business, previously analyzed as part of Business Records Management, is now analyzed within the Off-Site Data Protection category. Our electronic vaulting business, previously analyzed as part of Corporate & Other, is now analyzed within the Off-Site Data Protection category. Our Canada operating segment, previously analyzed as part of our International segment, is now analyzed within the Business Records Management segment. In addition, certain allocations from Corporate & Other to Business Records Management and Off-Site Data Protection have been changed. To the extent practicable, the prior period numbers shown above have been adjusted to reflect all of these changes.

        Information about our operations in different geographical areas is as follows:

	Three Months Ended March 31,
	2002	2003
Revenues:
United States	$273,710	$296,708
International	43,488	55,103

Total Revenues	$317,198	$351,811

	December 31, 2002	March 31, 2003
Long-lived Assets:
United States	$2,395,018	$2,425,871
International	468,597	503,748

Total Long-lived Assets	$2,863,615	$2,929,619

(10) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2002. See our Annual Report on Form 10-K for the year ended December 31, 2002 for amounts outstanding at December 31, 2002.

        We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, after consultation with legal counsel, the outcome of outstanding legal proceedings will not have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

(11) Subsequent Event

        In April 2003, we completed an underwritten public offering of $300,000 in aggregate principal amount of 7 3/4% notes. The 7 3/4% notes were issued at a price to investors of 104% of par, which implies an effective yield to worst of 7.066%. Our net proceeds of $307,340, after paying the underwriters' discounts and commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, or to otherwise redeem the 8 3/4% notes, and for general corporate purposes, including the repayment of borrowings under our revolving credit facility, the possible repayment of other indebtedness and possible future acquisitions.

        In April 2003, we received and accepted tenders for $143,317 of the $220,000 aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we will redeem the remaining $76,683 of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We will record a charge to other (income) expense, net of approximately $13,900 in the second quarter of 2003 related to the early retirement of these 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2003 and 2002 should be read in conjunction with the consolidated financial statements and footnotes for the three months ended March 31, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, or SEC, on March 21, 2003.

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

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts

  •
  Accounting for Variable Interest Entities

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Deferred Income Taxes

        Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our latest Annual Report on Form 10-K as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies has occurred since our Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations.

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2002	2003
	(In Thousands)
Revenues:
Storage	$183,436	$202,831	$19,395	10.6%
Service and Storage Material Sales	133,762	148,980	15,218	11.4%

Total Revenues	317,198	351,811	34,613	10.9%
Operating Expenses:
Cost of Sales (excluding depreciation)	152,446	160,151	7,705	5.1%
Selling, General and Administrative	82,194	91,156	8,962	10.9%
Depreciation and Amortization	25,156	29,949	4,793	19.1%
Merger-related Expenses	300	—	(300)	(100.0%)
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(82)	(1,672)	(1,590)	(1,939.0%)

Total Operating Expenses	260,014	279,584	19,570	7.5%
Operating Income	57,184	72,227	15,043	26.3%
Interest Expense, Net	32,880	35,565	2,685	8.2%
Other Expense (Income), Net	1,312	(3,260)	(4,572)	(348.5%)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	22,992	39,922	16,930	73.6%
Provision for Income Taxes	9,517	17,338	7,821	82.2%
Minority Interest in Earnings of Subsidiaries	957	1,300	343	35.8%

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	12,518	21,284	8,766	70.0%
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—	6,396	100.0%

Net Income	$6,122	$21,284	$15,162	247.7%

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Three Months Ended March 31,
	2002	2003
Revenues:
Storage	57.8%	57.7%
Service and Storage Material Sales	42.2	42.3

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(48.1)	(45.5)
Selling, General and Administrative	(25.9)	(25.9)
Depreciation and Amortization	(7.9)	(8.5)
Merger-related Expenses	(0.1)	—
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	0.0	0.5

Total Operating Expenses	(82.0)	(79.5)
Operating Income	18.0	20.5
Interest Expense, Net	(10.4)	(10.1)
Other Expense (Income), Net	0.4	(0.9)

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	7.2	11.3
Provision for Income Taxes	(3.0)	(4.9)
Minority Interest in Earnings of Subsidiaries	(0.3)	(0.4)

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	3.9	6.0
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(2.0)	—

Net Income	1.9%	6.0%

Other Data:
EBITDA(1)	25.2%	29.6%

(1)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is useful to investors because it is an important financial measure used in evaluating our performance, as EBITDA is an internally generated source of funds for investment in continued growth and for servicing indebtedness. Externally, holders of our publicly issued debt use EBITDA and EBITDA-based calculations as important criteria for evaluating us and, as a result, all of our bond indentures and covenants include EBITDA and EBITDA-based calculations as primary measures of financial performance.

Reconciliation of Operating Income to EBITDA

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2002	2003
	(In Thousands)
Operating Income	$57,184	$72,227	$15,043	26.3%
Add: Depreciation and Amortization	25,156	29,949	4,793	19.1%

	82,340	102,176	19,836	24.1%
Less: Other Expense (Income), net	1,312	(3,260)	(4,572)	(348.5)%
Minority Interests in Earnings of Subsidiaries	957	1,300	343	35.8%

EBITDA	$80,071	$104,136	$24,065	30.1%

IRON MOUNTAIN INCORPORATED

Revenue

        For the three months ended March 31, 2003, our consolidated revenues increased $34.6 million, or 10.9%, compared to the same period of 2002. This increase was principally a result of internal revenue growth, which for the three months ended March 31, 2003 was 7.9%, comprised of 8.2% for storage revenue and 7.5% for service and storage material sales revenue. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage revenues increased $19.4 million, or 10.6%, to $202.8 million for the three months ended March 31, 2003. The increase was primarily attributable to internal revenue growth of 8.2% resulting from net increases in records and other media stored by existing customers and sales to new customers. The net effect of foreign currency translation on storage revenues was an increase in revenue of $1.4 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Argentine peso and the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $15.2 million, or 11.4%, to $149.0 million for the three months ended March 31, 2003. The increase was primarily attributable to internal revenue growth of 7.5% resulting from net increases in service and storage material sales to existing customers and sales to new customers. The net effect of foreign currency translation on service and storage material sales revenues was an increase in revenue of $1.6 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Argentine peso and the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2001			2002				2003
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	11.5%	10.9%	9.6%	8.4%	8.6%	8.6%	8.0%	8.2%
Service and Storage Material Sales Revenue	8.7%	5.1%	10.6%	9.1%	10.0%	15.4%	9.8%	7.5%
Total Revenue	10.3%	8.5%	10.0%	8.7%	9.2%	11.4%	8.8%	7.9%

        The consecutive quarter storage revenue internal growth trend over the last eight quarters, as calculated quarterly comparing the current quarter to the applicable quarter in the prior year, is primarily attributable to a decline in the rate at which customers have added new cartons to their inventory, which may be a result of current economic conditions. However, we have not seen a decline in the duration that our customers maintain their cartons in inventory nor an increase in the rate of cartons destroyed or permanently removed from inventory as a percentage of the total population. The increase in the storage internal growth rate for the three months ended March 31, 2003 compared to the three months ended December 31, 2002 is attributable to increased growth within our European and Latin American operations and higher growth rates resulting from our digital initiatives, which offset softness experienced within our off-site data protection segment. Our North American storage business, which is the largest component of our internal growth, remained consistent over these periods. In addition, growth from new sales was adversely affected in 2001 and 2002 as a result of the disruption caused by the merging of our sales force with that of Pierce Leahy in 2000.

        Service and storage material sales revenue internal growth is subject to fluctuations in the timing of non-recurring service projects ordered by customers and in some cases can be affected by delays or cancellations as some customers seek to reduce short-term costs. During 2002, we benefited from a number of large non-recurring service projects in North America and Europe. While we expect to realize revenue associated with these and similar projects in 2003, it has been difficult to replace all of these projects. The market in which our off-site data protection segment operates continued to experience downward pressure on information technology related spending for the three months ended March 31, 2003. This market has negatively impacted overall internal growth for this period. The volatility in the service revenue growth for the third and fourth quarters of 2001 and 2002 is primarily due to a disruption in the normal pattern of services we provide to our customers following the events of September 11, 2001 and the resulting shift of some services and related revenue to the fourth quarter of 2001. This caused a favorable comparison for the service revenue growth rate in the third quarter of 2002 and a difficult comparison in the fourth quarter of 2002.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses:

						% of Consolidated Revenues
	Three Months Ended March 31,					Three Months Ended March 31,
			Dollar Change	Percent Change				Percent Change (Favorable)/ Unfavorable
	2002	2003				2002	2003
	(In Thousands)
Labor	$76,185	$78,320	$2,135	2.8%		24.0%	22.3%	(1.7)%
Facilities	47,789	52,564	4,775	10.0%		15.1%	14.9%	(0.2)%
Transportation	13,694	14,833	1,139	8.3%		4.3%	4.2%	(0.1)%
Product Cost of Sales	8,596	8,117	(479)	(5.6%	)	2.7%	2.3%	(0.4)%
Other	6,182	6,317	135	2.2%		1.9%	1.8%	(0.1)%

	$152,446	$160,151	$7,705	5.1%		48.1%	45.5%	(2.5)%

Labor

        The dollar increase in labor expense is primarily attributable to increases in headcount and changes in our labor mix resulting from the expansion of our secure shredding operations. In addition, our domestic operations, which comprise approximately 75% of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and increases in medical insurance expense of $0.5 million. The increase in labor expenses was substantially offset by reductions in incentive compensation expenses due to changes in our estimates of those expenses.

Facilities

        Our property management activities combined with a higher utilization of our space has driven the decrease of our facilities expenses as a percentage of consolidated revenues from 15.1% for the three months ended March 31, 2002 to 14.9% for the three months ended March 31, 2003. The largest component of our facilities cost is rent expense, which decreased $1.9 million for the three months ended March 31, 2003. We reduced the number of leased facilities we occupy by 45 as of March 31, 2003 compared to March 31, 2002 primarily through the consolidation of 31 properties owned by our Variable Interest Entities as of March 31, 2002, which were consolidated on our balance sheet as of December 31, 2002, and the consolidation of our property portfolio as we exited less desirable facilities and consolidated our remaining properties subsequent to the Pierce Leahy merger. We recorded $2.6 million of rent expense for these 31 properties during the three months ended March 31, 2002 and no rent expense in 2003. We have recorded interest expense and depreciation expense associated with these properties for the three months ended March 31, 2003. The overall decrease in rent is offset by increased rent in our European operations of $1.2 million primarily attributable to a new facility and properties acquired through an acquisition.

        The dollar increase in facilities expenses is attributable to property taxes, utilities, property insurance, and snow removal expenses which increased $3.1 million, $1.7 million, $0.5 million, and $0.4 million, respectively, for the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

Transportation

        Our transportation expenses are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. The results of our ongoing transportation efficiency projects and the completion of our conversions to the SafeKeeper Plus® system have been significant in reducing transportation expenses, including fuel and outside courier fees, as a percentage of consolidated revenues. Operating lease expense increased $0.2 million for the three months ended March 31, 2003 as compared to the three months ended March 31, 2002. For the three months ending March 31, 2003, fuel expense increased $0.5 million, as the average price per gallon of fuel was approximately one third higher in 2003. We benefited from no increase in subcontracted courier fees, which we believe is the result of better management of internal transportation resources. We also experienced a $0.5 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the three months ended March 31, 2003 was consistent with the three months ended March 31, 2002 as a percentage of product revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses:

						% of Consolidated Revenues
	Three Months Ended March 31,					Three Months Ended March 31,
			Dollar Change	Percent Change				Percent Change (Favorable)/ Unfavorable
	2002	2003				2002	2003
	(In Thousands)
General and Administrative	$43,867	$48,755	$4,888	11.1%		13.8%	13.9%	0.1%
Sales, Marketing & Account Management	20,846	24,782	3,936	18.9%		6.6%	7.0%	0.4%
Information Technology	13,643	16,010	2,367	17.3%		4.3%	4.6%	0.3%
Bad Debt Expense	3,838	1,609	(2,229)	(58.1%	)	1.2%	0.5%	(0.7%	)

	$82,194	$91,156	$8,962	10.9%		25.9%	25.9%	0.0%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in wages due to normal inflation and merit increases and an increase in medical expenses. We also experienced a $1.2 million increase in general and administrative expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions. These increases were offset by decreases in professional fees, office facilities, and recruiting expenses.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the three months ended March 31, 2003. Throughout 2002 and the first quarter of 2003, we continued to invest in the expansion and improvement of our sales force. We added more than 40 new sales and marketing employees since March 31, 2002, a 10% increase in headcount. We have also increased our account management force.

Information Technology

        Information technology expenses increased $2.4 million, or 17.3%, to $16.0 million (4.6% of consolidated revenues) for the three months ended March 31, 2003 principally due to increased compensation costs as a result of increased headcount and normal inflation and merit increases of $1.6 million. Additionally, as our digital initiatives mature, more of our efforts are maintenance related and capitalizable expenditures are decreasing, which resulted in an increase in information technology costs of $1.0 million. These increased costs were offset by a reduction of $0.3 million of information technology equipment lease expenses and savings of $0.2 million realized through improved management of information technology telecommunication expenses.

Bad Debt Expense

        Consolidated bad debt expense decreased $2.2 million, or 58.1%, to $1.6 million (0.5% of consolidated revenues) for the three months ended March 31, 2003. Our projects to centralize collection efforts within our divisions have contributed significantly to decreasing bad debt expense from $3.8 million (1.2% of consolidated revenues) for the three months ended March 31, 2002.

Depreciation, Amortization, Merger-Related Expenses and Gain on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $4.8 million, or 19.1%, to $29.9 million (8.5% of consolidated revenues) for the three months ended March 31, 2003 from $25.2 million (7.9% of consolidated revenues) for the three months ended March 31, 2002. Depreciation expense increased $4.0 million, primarily due to the additional depreciation expense related to capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $1.4 million during the three months ended March 31, 2003 as a result of software and hardware assets placed in service throughout 2002. The consolidation of 40 properties owned by our Variable Interest Entities during 2002 resulted in $0.9 million of additional depreciation in the three months ended March 31, 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and included system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.3 million (0.1% of consolidated revenues) for the three months ended March 31, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated gains on disposal/writedown of property, plant and equipment, net increased $1.6 million to $1.7 million for the three months ended March 31, 2003 from $0.1 million for the three months ended March 31, 2002. The increase was primarily due to the sale of a property in Texas that resulted in a gain of $2.5 million offset by disposals and asset writedowns of $0.8 million.

Interest Expense, Net

        Consolidated interest expense, net increased $2.7 million, or 8.2%, to $35.6 million for the three months ended March 31, 2003 from $32.9 million for the three months ended March 31, 2002. This increase was primarily attributable to $3.4 million of interest expense associated with real estate term loans held by our Variable Interest Entities that were consolidated during 2002. These increases were offset by a decline in our overall weighted average interest rate resulting from a general decline in interest rates coupled with our refinancing efforts.

Other (Income) Expense, Net

        Consolidated other income, net was $3.3 million for the three months ended March 31, 2003 compared to other expense, net of $1.3 million for the three months ended March 31, 2002. Significant items included in other (income) expense, net include the following:

	Three Months Ended March 31,
	2002	2003	Change
	(In Thousands)
Foreign currency transaction losses and (gains)	$41	$(5,084)	$(5,125)
Debt extinguishment expense	1,222	1,824	602
Other, net	49	—	(49)

	$1,312	$(3,260)	$(4,572)

        Foreign currency gains of $5.1 million based on period-end exchange rates were recorded in the three months ended March 31, 2003 primarily due to the strengthening of the Canadian dollar against the U.S. dollar as this currency relates to our intercompany balances with our Canadian subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary and Canadian dollar borrowings under our revolving credit facility.

        During the three months ended March 31, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes") resulting in a charge of $1.8 million. The charge consisted primarily of the call and tender premiums associated with the extinguished debt. During the three months ended March 31, 2002, we recorded a charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our credit facility. The charge consisted primarily of the write-off of unamortized deferred financing costs. Effective January 1, 2003, we have reflected these charges to other (income) expense, net in accordance with recent changes in accounting pronouncements.

IRON MOUNTAIN INCORPORATED

Provision for Income Taxes

        The provision for income taxes was $17.3 million for the three months ended March 31, 2003 compared to $9.5 million for the three months ended March 31, 2002. The effective rate was 43.4% for the three months ended March 31, 2003 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). A Massachusetts tax increase, retroactive to January 1, 2002, increased the provision for income taxes for the first three months of 2003 by 2.2%. The effective rate projected for 2003 is 41.9%. The effective rate was 41.4% for the three months ended March 31, 2002. There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes during 2003.

Minority Interest and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries resulted in a charge to income of $1.3 million (0.4% of consolidated revenues) for the three months ended March 31, 2003 compared to $1.0 million for the three months ended March 31, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The improved results are primarily a result of increased profitability in our European business.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

Net Income

        As a result of the foregoing factors, consolidated net income increased $15.2 million, or 247.7%, to $21.3 (6.0% of consolidated revenues) for the three months ended March 31, 2003 from net income of $6.1 million (1.9% of consolidated revenues) for the three months ended March 31, 2002.

EBITDA

        As a result of the foregoing factors, consolidated EBITDA increased $24.1 million, or 30.1%, to $104.1 million (29.6% of consolidated revenues) for the three months ended March 31, 2003 from $80.1 million (25.2% of consolidated revenues) for the three months ended March 31, 2002.

Segment Analysis

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
	(In Thousands)
Segment Revenue
Three Months Ended
March 31, 2003	$248,521	$61,386	$34,887	$7,017	$351,811
March 31, 2002	228,909	57,349	24,976	5,964	317,198

Increase in Revenues	$19,612	$4,037	$9,911	$1,053	$34,613

Percentage Increase in Revenues	8.6%	7.0%	39.7%	17.7%	10.9%
Contribution(1)
Three Months Ended
March 31, 2003	$66,686	$16,788	$8,010	$9,020	$100,504
March 31, 2002	60,687	14,226	4,714	2,931	82,558
Contribution as a Percentage of Segment Revenue
Three Months Ended
March 31, 2003	26.8%	27.3%	23.0%	128.5%	28.6%
March 31, 2002	26.5%	24.8%	18.9%	49.1%	26.0%

(1)
See Note 9 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made.

        A reconciliation of Contribution to income from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended March 31,
	2002	2003
	(In Thousands)
Contribution	$82,558	$100,504
Less: Depreciation and Amortization	25,156	29,949
Merger-related Expenses	300	—
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(82)	(1,672)
Interest Expense, Net.	32,880	35,565
Other Expense (Income), Net	1,312	(3,260)

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$22,992	$39,922

        Revenue in our business records management segment increased 8.6% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions. The increase in Contribution as a percent of segment revenue for our business records management segment is primarily due to lower rent and bad debt expense as well as increasing transportation efficiencies. This increase was partially offset by higher property taxes, utilities and our continuing investment in our sales and account management force.

        Revenue in our off-site data protection segment increased 7.0% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue for our off-site data protection segment increased primarily due to reduced bad debt expense, increased product sales margins and improved labor and transportation management. This increase was partially offset by increased investment in our sales and account management force.

        Revenue in our international segment increased 39.7% primarily due to increased sales efforts and a large service project in the United Kingdom, as well as, acquisitions completed in Europe and South America in the fourth quarter of 2002 and the first quarter of 2003. Contribution as a percent of segment revenue for our international segment increased primarily due to improved gross margins from both our European operations and our South American operations and overall increased overhead utilization. This increase was partially offset by increased rent associated with a new property and increased investment in our European sales and account management force. Unfavorable currency fluctuations in South America during the three months ended March 31, 2003 compared to the three months ended March 31, 2002 reduced revenues, as measured in U.S. dollars, by $1.3 million. This reduction was offset by the impact of favorable currency fluctuations during the three months ended March 31, 2003 in Europe that increased revenue $3.2 million when compared to the three months ended March 31, 2002.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the three months ended March 31, 2002 and 2003 (in millions).

	2002	2003
Cash flows provided by operating activities	$51.3	$36.5
Cash flows used in investing activities	(66.8)	(64.1)
Cash flows provided by (used in) financing activities	5.3	(15.4)
Cash and cash equivalents at the end of period	$11.4	$13.6

        Net cash provided by operating activities was $36.5 million for the three months ended March 31, 2003 compared to $51.3 million for the three months ended March 31, 2002. The decrease resulted primarily from an increase in operating income offset by working capital variations primarily associated with reduced accounts receivable collections, increased disbursements to vendors and the timing of certain incentive compensation payments.

        We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate; (2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the three months ended March 31, 2003 amounted to $49.6 million, $17.2 million (net of cash acquired) and $2.2 million, respectively. These investments have been funded primarily through cash flows from operations and borrowings under our revolving credit facilities. In addition, we received proceeds from sales of property and equipment of $6.2 million in the three months ended March 31, 2003. Excluding any potential acquisitions, we expect to invest between $190.0 million and $215.0 million on capital expenditures for the 2003 fiscal year.

        Net cash used by financing activities was $15.4 million for the three months ended March 31, 2003, consisting primarily of the early retirement of 9 1/8% notes totaling $24.2 million offset by a net increase in debt under our credit facilities and other debt of $4.8 million.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2003 was comprised of the following:

Revolving Credit Facility due 2005	$90,742
Term Loan due 2008	249,500
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	125,143
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	219,769
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,636
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	481,092
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")	129,973
Real Estate Term Loans	202,647
Real Estate Mortgages	16,031
Seller Notes	11,565
Other	47,621

Long-term Debt	1,723,719
Less Current Portion	(43,858)

Long-term Debt, Net of Current Portion	$1,679,861

        Our key bond leverage ratio of indebtedness to Adjusted EBITDA, as calculated per our bond indenture agreements, decreased to 4.7 as of March 31, 2003 from 4.8 as of December 31, 2002. Our target for this ratio is generally in the range of 4.5 to 5.5.

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

        As of March 31, 2003, we had $90.7 million of borrowings under our revolving credit facility, of which $10.0 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars in the amount of CDN 118.8 million. We also had various outstanding letters of credit totaling $35.1 million. The remaining availability under the revolving credit facility was $274.2 as of March 31, 2003, and the interest rates in effect ranged from 3.56% to 5.13% as of March 31, 2003.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of March 31, 2003, we were in compliance in all material respects with all debt covenants.

        In January 2003, we redeemed the remaining $23.2 million of outstanding principal amount of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, totaling $25.3 million with proceeds of our underwritten public offering of $100.0 million in aggregate principal of our 7 3/4% notes. We recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1.8 million in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

        In March 2003, we completed two debt exchanges which resulted in the issuance of $31.3 million in face value of our 7 3/4% notes and the retirement of $30.0 million of our 8 3/4% notes. These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments." These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods, as well as, extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        In April 2003, we completed an underwritten public offering of $300 million aggregate principal amount of 7 3/4% notes. The 7 3/4% notes were issued at a price to investors of 104% of par, which implies an effective yield to worst of 7.066%. Our net proceeds of $307.3 million, after paying the underwriters' discounts and commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, or to otherwise redeem the 8 3/4% notes, and for general corporate purposes, including the repayment of borrowings under our revolving credit facility, the possible repayment of other indebtedness and possible future acquisitions.

        In April 2003, we received and accepted tenders for $143.3 million of the $220 million aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we will redeem the remaining $76.7 million of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We will record a charge to other (income) expense, net of approximately $13.9 million in the second quarter of 2003 related to the early retirement of these 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under our revolving credit facility and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        In December 2000, January 2001 and May 2001, we and variable interest entities which we now consolidate entered into a total of four derivative financial contracts, which are variable-for-fixed swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of

Operations—Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2002.

        After consideration of the swap contracts mentioned above, as of March 31, 2003, we had $245.4 million of variable rate debt outstanding with a weighted average variable interest rate of 4.53%, and $1,478.3 million of fixed rate debt outstanding. 86% of our total debt outstanding is fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the three months ended March 31, 2003 by $0.3 million. See Note 7 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2003 included in this Form 10-Q.

Currency Risk

        Our investments in Iron Mountain Europe Limited, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. Our currency exposures to intercompany borrowings are unhedged. At March 31, 2003, we did not have any outstanding foreign currency hedging contracts.

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

Item 4. Controls and Procedures

        (a)    Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. Within 90 days prior to the filing date of this Form 10-Q (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

IRON MOUNTAIN INCORPORATED

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

Part II. Other Information

Item 1. Legal Proceedings

        There have been no material developments during the first quarter of 2003 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2002.

Item 6. Exhibits and Reports on Form 8-K

        (a)    Exhibits

Exhibit No.	Description
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        (b)    Reports on Form 8-K

        On April 9, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce (1) the Company's proposed underwritten public offering of an additional $250 million in aggregate principal amount of 7 3/4% Senior Subordinated Notes due 2015, (2) the Company's tender offer and consent solicitation relating to the 8 3/4% Senior Subordinated Notes due 2009 and (3) the pricing of the underwritten public offering.

        On April 10, 2003, the Company filed a Current Report on Form 8-K under Item 7 to attach the Underwriting Agreement dated April 9, 2003 between the Company and certain underwriters as an exhibit.

        On April 30, 2003, the Company filed a Current Report on Form 8-K under Items 7 and 9 to announce its first quarter 2003 financial results.

        On May 7, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce the expiration of the tender offer and consent solicitation relating to the 8 3/4% Senior Subordinated Notes due 2009.

IRON MOUNTAIN INCORPORATED

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 15, 2003 (date)	By:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)

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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
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

6.
The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003
/s/ John F. Kenny, Jr. John F. Kenny, Jr. Chief Financial Officer

QuickLinks

IRON MOUNTAIN INCORPORATED
Index
IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS (In Thousands, except Share and Per Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
IRON MOUNTAIN INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and Per Share Data) (Unaudited)
IRON MOUNTAIN INCORPORATED
IRON MOUNTAIN INCORPORATED
IRON MOUNTAIN INCORPORATED
IRON MOUNTAIN INCORPORATED
IRON MOUNTAIN INCORPORATED
IRON MOUNTAIN INCORPORATED
SECTION 302 CERTIFICATIONS
IRON MOUNTAIN INCORPORATED
SECTION 302 CERTIFICATIONS