Form 10-K/A
period 2002-12-31
IRON MOUNTAIN INC/PA
filed 2003-06-05
CIK 1020569

Use these links to rapidly review the document
Table of Contents
PART III

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1

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

        Number of shares of the registrant's Common Stock at June 2, 2003:    85,265,119

EXPLANATORY NOTE:

        This Amendment No. 1 on Form 10-K/A is being filed for the purpose of amending and restating Items 1, 6, 7 and 15, as well as, amending Notes 6 and 12 to the Company's Consolidated Financial Statements included in the Company's Form 10-K for the fiscal year ended December 31, 2002 as filed with the Securities and Exchange Commission on March 21, 2003. The changes are primarily for the purpose of compliance with Regulation G as a result of having filed a Shelf Registration Statement on Form S-3 on May 23, 2003. Except with respect to Item 15(b) (which updates the Form 10-K for Current Reports on Form 8-K between March 21, 2003 and June 5, 2003), this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K.

 IRON MOUNTAIN INCORPORATED
2002 FORM 10-K/A ANNUAL REPORT

Table of Contents

PART I
Item 1.	Business
PART II
Item 6.	Selected Consolidated Financial and Operating Information
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
PART III
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

i

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

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our revenues. The historical predictability of this revenue stream and the resulting EBITDA1 (earnings from continuing operations before interest, taxes, depreciation and amortization) allow us to operate with a high degree of financial leverage. Our primary financial goal has always been, and continues to be, to increase consolidated EBITDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. EBITDA is a source of funds for investment in continued growth and for servicing indebtedness. Our business has the following financial characteristics:

1
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is useful to investors because it is an important financial measure used in evaluating our performance, as EBITDA is an internally generated source of funds for investment in continued growth and for servicing indebtedness. Externally, holders of our publicly issued debt use EBITDA and EBITDA-based calculations as important criteria for evaluating us and, as a result, all of our bond indentures and covenants include EBITDA and EBITDA-based calculations as primary measures of financial performance. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and you should not consider EBITDA to be a substitute for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of our liquidity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of other measures of performance determined in accordance with GAAP and our sources and applications of cash flow.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investor Relations" category on our Internet website, we make available through a hyperlink to a third party SEC website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are electronically filed or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report.

 PART II

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

	Year Ended December 31,
	1998	1999	2000(2)	2001	2002(3)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$230,702	$317,387	$585,664	$694,474	$759,536
Service and Storage Material Sales (1)	169,219	214,002	418,501	491,244	558,961

Total Revenues	399,921	531,389	1,004,165	1,185,718	1,318,497
Operating Expenses:
Cost of Sales (excluding depreciation) (1)	208,073	272,770	500,565	576,538	622,299
Selling, General and Administrative	95,867	128,948	246,559	306,934	332,332
Depreciation and Amortization	48,301	65,422	126,810	153,591	109,840
Stock Option Compensation Expense	—	—	15,110	—	—
Merger-related Expenses	—	—	9,133	3,673	796

Total Operating Expenses	352,241	467,140	898,177	1,040,736	1,065,267
Operating Income	47,680	64,249	105,988	144,982	253,230
Interest Expense, Net	45,673	54,425	117,975	134,742	136,632
Other (Income) Expense, Net	(1,384)	(17)	6,045	18,371	(3,351)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	3,391	9,841	(18,032)	(8,131)	119,949
Provision for Income Taxes	6,558	10,579	9,125	26,036	49,295
Minority Interests in Earnings (Losses) of Subsidiaries	—	322	(2,224)	(1,929)	3,629

(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	(3,167)	(1,060)	(24,933)	(32,238)	67,025
Income from Discontinued Operations (net of tax)	201	241	—	—	1,116
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(13,400)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(2,892)	(11,819)	(3,453)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(6,396)

Net (Loss) Income	$(2,966)	$(14,219)	$(27,825)	$(44,057)	$58,292

Net (Loss) Income per Common Share — Basic:
(Loss) Income from Continuing Operations	$(0.08)	$(0.02)	$(0.31)	$(0.39)	$0.79
Income from Discontinued Operations (net of tax)	0.01	0.01	—	—	0.01
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(0.27)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(0.08)

Net (Loss) Income — Basic	$(0.07)	$(0.28)	$(0.35)	$(0.53)	$0.69

Net (Loss) Income per Common Share — Diluted:
(Loss) Income from Continuing Operations	$(0.08)	$(0.02)	$(0.31)	$(0.39)	$0.78
Income from Discontinued Operations (net of tax)	0.01	0.01	—	—	0.01
Loss on Sale of Discontinued Operations (net of tax benefit)	—	(0.27)	—	—	—
Extraordinary Charges (net of tax benefit)	—	—	(0.04)	(0.14)	(0.04)
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	—	(0.07)

Net (Loss) Income — Diluted	$(0.07)	$(0.28)	$(0.35)	$(0.53)	$0.68

Weighted Average Common Shares Outstanding — Basic	41,205	50,018	79,688	83,666	84,651

Weighted Average Common Shares Outstanding — Diluted	41,205	50,018	79,688	83,666	86,071

	Year Ended December 31,
	1998		1999		2000		2001		2002
	(In thousands)
Other Data:
EBITDA (4)	$97,365		$129,366		$228,977		$282,131		$362,792
EBITDA as a Percentage of Total Revenues	24.3%		24.3%		22.8%		23.8%		27.5%
Ratio of Earnings to Fixed Charges	1.1	x	1.1	x	0.9	x(5)	1.0	x(5)	1.7	x
	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$1,715	$3,830	$6,200	$21,359	$56,292
Total Assets	967,385	1,317,212	2,659,096	2,859,906	3,230,655
Total Debt	456,178	612,947	1,355,131	1,496,099	1,732,097
Shareholders' Equity	338,882	488,754	924,458	885,959	944,861

Reconciliation of (Loss) Income from Continuing Operations
before Discontinued Operations, Extraordinary Charges and Cumulative Effect of
Change in Accounting Principle to EBITDA:

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
(Loss) Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	$(3,167)	$(1,060)	$(24,933)	$(32,238)	$67,025
Add: Depreciation and Amortization	48,301	65,422	126,810	153,591	109,840
Interest Expense, Net.	45,673	54,425	117,975	134,742	136,632
Provision for Income Taxes	6,558	10,579	9,125	26,036	49,295

EBITDA	$97,365	$129,366	$228,977	$282,131	$362,792

(footnotes follow)

(1)
Previously, certain product revenues related to our off-site data protection segment were recorded net of product costs. During the fourth quarter of 2002, we determined that it was more appropriate to record these revenues and costs on the gross rather than the net basis. As a result, service and storage material sales revenues and cost of sales in the above table have increased by $15,960, $11,840, $17,794, $14,602 and $17,749 for the years ending December 31, 1998, 1999, 2000, 2001 and 2002, respectively. Gross profit, operating income, net income (loss), EBITDA and cash flows were not impacted by this change.

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

(4)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is useful to investors because it is an important financial measure used in evaluating our performance, as EBITDA is an internally generated source of funds for investment in continued growth and for servicing indebtedness. Externally, holders of our publicly issued debt use EBITDA and EBITDA-based calculations as important criteria for evaluating us and, as a result, all of our bond indentures and covenants include EBITDA and EBITDA-based calculations as primary measures of financial performance. However, EBITDA is not a measurement of financial performance under accounting principles generally accepted in the United States and you should not consider EBITDA to be a substitute for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of our liquidity. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for discussions of other measures of performance determined in accordance with GAAP and our sources and applications of cash flow.

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

        In addition, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in the Other Variable Interest Entities. This resulted in our consolidating all of their assets and liabilities. As of December 31, 2002, the total impact of consolidating the Other Variable Interest Entities was an increase of $103.9 million both in property, plant and equipment and long-term debt. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, during the years ended December 31, 2000, 2001 and 2002, we recorded $4.8 million, $6.7 million and $5.9 million, respectively, in rent expense in our consolidated statements of operations related to these leases. On a prospective basis, we will be recording depreciation expense associated with the properties, interest expense associated with the real estate term loans and will no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results. If the Other Variable Interest Entities had been consolidated in our historical financial statements as of January 1, 2002: (1) depreciation expense would have increased in an amount equal to $2.0 million for the twelve months ended December 31, 2002; and (2) rent expense for these properties would have been reclassified as interest expense in an amount equal to $5.9 million for the twelve months ended December 31, 2002. Consequently, our EBITDA, operating income and interest expense would have increased by $5.9 million, $3.9 million and $5.9 million, respectively, for the twelve months ended December 31, 2002. In addition, net income before provision for income taxes would have decreased by $2.0 million for the twelve months ended December 31, 2002.

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

Overview

        Our primary financial goal has always been, and continues to be, to increase consolidated EBITDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. EBITDA is a source of funds for investment in continued growth and for servicing indebtedness. In addition, substantially all of our financing agreements contain covenants in which EBITDA-based calculations are used as a measure of financial performance for financial ratio purposes. EBITDA and EBITDA-based calculations are used by the holders of our publicly issued debt as important criteria for evaluating our business and, as a result, all of our bond indentures contain covenants in which EBITDA-based calculations are used as the primary measure of financial performance. However, you should not consider EBITDA to be a substitute for operating or net income (as determined in accordance with accounting principles generally accepted in the United States, or GAAP) as indicators of our performance or for cash flow from operations (as determined in accordance with GAAP) as a measure of our liquidity.

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

Reclassifications and Changes in Presentation

        Previously, certain product revenues related to our off-site data protection segment were recorded net of product costs. During the fourth quarter of 2002, we determined that it was more appropriate to record these revenues and costs on the gross rather than net basis. We have reflected this change in all applicable tables and discussions for all periods presented within the following discussion of results of operations. Gross profit, operating income, net income (loss), EBITDA and cash flows were not impacted by this change.

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

Reconciliation of (Loss) Income From Continuing Operations
Before Discontinued Operations, Extraordinary Charges And
Cumulative Effect of Change in Accounting Principle
to EBITDA

	Year Ended
			Dollar Change	Percent Change
	2001	2002
	(In Thousands)
(Loss) Income From Continuing Operations Before Discontinued Operations, Extraordinary Charges And Cumulative Effect of Change in Accounting Principle	$(32,238)	$67,025	$99,263	307.9%
Add: Depreciation and Amortization	153,591	109,840	(43,751)	(28.5%)
Interest Expense, Net	134,742	136,632	1,890	1.4%
Provision for Income Taxes	26,036	49,295	23,259	89.3%

EBITDA	$282,131	$362,792	$80,661	28.6%

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

EBITDA

        As a result of the foregoing factors, consolidated EBITDA increased $80.7 million, or 28.6%, to $362.8 million (27.5% of consolidated revenues) for the year ended December 31, 2002 from $282.1 million (23.8% of consolidated revenues) for the year ended December 31, 2001.

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
Segment Contribution[1]
Year Ended
December 31, 2002	$258,229	$61,542	$21,988	$22,107	$363,866
December 31, 2001	227,769	49,804	16,250	8,423	302,246
Segment Contribution as a Percentage of Segment Revenue
Year Ended
December 31, 2002	28.4%	26.3%	20.1%	32.9%	27.6%
December 31, 2001	27.2%	24.3%	18.2%	15.9%	25.5%

        Revenue in our business records management segment increased 8.4% primarily due to increased storage revenues, strong special projects revenues and acquisitions. The increase in Contribution, which we use as our internal measurement of financial performance and as the basis for allocating resources to our segments, as a percent of segment revenue for our business records management segment is primarily due to labor and transportation efficiencies gained by the increasing scale of our business and the completion of our integration of Pierce Leahy. Lower facilities expenditures, including rent expense and utilities, and lower bad debt expense resulting from our improved collection efforts also contributed to the improvement of Contribution, as a percentage of segment revenue. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increased investment in our sales force. Reductions in spending related to telecommunication expenditures, as a percentage of segment revenue, also contributed to increasing Contribution.

1
See Note 9 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made.

        A reconciliation of Contribution to (loss) income from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2001	2002
	(In Thousands)
Contribution	$302,246	$363,866
Less: Depreciation and Amortization	153,591	109,840
Merger-related Expenses	3,673	796
Interest Expense, Net	134,742	136,632
Other Expense (Income), Net	18,371	(3,351)

(Loss) Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$(8,131)	$119,949

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

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Consolidated Results

	2000	2001	Dollar Change	Percent Change
	(In Thousands)
Revenues:
Storage	$585,664	$694,474	$108,810	18.6%
Service and Storage Material Sales	418,501	491,244	72,743	17.4%

Total Revenues	1,004,165	1,185,718	181,553	18.1%
Operating Expenses:
Cost of Sales (excluding depreciation)	500,565	576,538	75,973	15.2%
Selling, General and Administrative	246,559	306,934	60,375	24.5%
Depreciation and Amortization	126,810	153,591	26,781	21.1%
Stock Compensation Expense	15,110	—	(15,110)	(100.0)%
Merger-related Expenses	9,133	3,673	(5,460)	(59.8)%

Total Operating Expenses	898,177	1,040,736	142,559	15.9%
Operating Income	105,988	144,982	38,994	36.8%
Interest Expense, Net	117,975	134,742	16,767	14.2%
Other Expense, Net	6,045	18,371	12,326	203.9%

Loss from Continuing Operations Before Provision for Income Taxes and Minority Interest	(18,032)	(8,131)	9,901	54.9%
Provision for Income Taxes	9,125	26,036	16,911	185.3%
Minority Interest in Losses of Subsidiaries	(2,224)	(1,929)	295	13.3%

Loss from Continuing Operations before Extraordinary Charges	(24,933)	(32,238)	(7,305)	(29.3)%
Extraordinary Charges from Early Extinguishment of Debt (net of tax benefit)	(2,892)	(11,819)	(8,927)	(308.7)%

Net Loss	$(27,825)	$(44,057)	$(16,232)	(58.3)%

Reconciliation of Loss From Continuing Operations
Before Extraordinary Charges to EBITDA

	Year ended
			Dollar Change	Percent Change
	2000	2001
	(In Thousands)
Loss From Continuing Operations Before Extraordinary Charges	$(24,933)	$(32,238)	$(7,305)	(29.3)%
Add: Depreciation and Amortization	126,810	153,591	26,781	21.1%
Interest Expense, Net	117,975	134,742	16,767	14.2%
Provision for Income Taxes	9,125	26,036	16,911	185.3%

EBITDA	$228,977	$282,131	$53,154	23.2%

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

        As a result of the foregoing factors, consolidated EBITDA increased $53.2 million, or 23.2%, to $282.1 million (23.8% of consolidated revenues) for the year ended December 31, 2001 from $229.0 million (22.8% of consolidated revenues) for the year ended December 31, 2000.

Segment Analysis

        A reconciliation of Contribution(1) to loss from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2000	2001
Contribution	$257,041	$302,246
Less: Depreciation and Amortization	126,810	153,591
Merger-related Expenses	9,133	3,673
Stock Option Compensation Expense	15,110	—
Interest Expense, Net	117,975	134,742
Other Expense, Net	6,045	18,371

Loss from Continuing Operations before Provision for Income Taxes and Minority Interest	$(18,032)	$(8,131)

        Contribution, which we use as our internal measurement of financial performance and as the basis for allocating resources to our segments, as a percent of segment revenue for our business records management segment decreased from 27.3% to 27.2%, primarily due to: (1) increases in cost of sales associated with other facility costs, including utilities and property insurance; (2) increases in selling, general and administrative expenses as a result of divisionalization; (3) higher data communications costs resulting from network deployment and migration activities; and (4) an increase in the provision for doubtful accounts. This decrease was partially offset by increases in gross margin driven by real estate management and labor efficiencies obtained as a result of an increase in scale.

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

        The Contribution margin for our international segment increased from 16.5% to 18.2% primarily due to improved margins from our European and Latin American operations. This increase was partially offset by an increase of $0.7 million in the provision for doubtful accounts at our European operations.

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

 PART III

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

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 21, 2003 (Except with respect to Note 16,
as to which the date is March 18, 2003)

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K, as amended by Amendment Number 1 on Form 10-K/A, for the year ended December 31, 2002. See Exhibit 23.3 to this Annual Report on Form 10-K, as amended by Amendment Number 1 on Form 10-K/A, filed with the SEC for further discussion. The consolidated balance sheet as of December 31, 2000 and the consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the year ended December 31, 2000 referred to in this report have not been included in the accompanying consolidated financial statements.

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

6. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Canada Company and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

	December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Intercompany Receivable	36,875	—	—	98,715	(135,590)	—
Long-term Notes Receivable from Affiliates	1,113,752	—	—	—	(1,113,752)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Intercompany Payable	—	135,590	—	—	(135,590)	—
Long-term Notes Payable to Affiliates	—	1,113,752	—	—	(1,113,752)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,395	$1,696	$8,268	$—	$21,359
Accounts Receivable	—	181,640	14,415	22,995	—	219,050
Intercompany Receivable	685,601	—	—	24,404	(710,005)	—
Other Current Assets	—	64,378	460	4,094	(24)	68,908

Total Current Assets	685,601	257,413	16,571	59,761	(710,029)	309,317
Property, Plant and Equipment, Net	—	778,804	72,839	100,588	—	952,231
Other Assets, Net:
Long-term Intercompany Receivable	45,193	—	—	—	(45,193)	—
Long-term Notes Receivable from Affiliates	1,086,823	—	—	—	(1,086,823)	—
Investment in Subsidiaries	379,816	82,434	—	—	(462,250)	—
Goodwill, Net	—	1,261,598	115,832	141,463	10,654	1,529,547
Other	31,419	40,660	11,754	1,085	(16,107)	68,811

Total Other Assets, Net	1,543,251	1,384,692	127,586	142,548	(1,599,719)	1,598,358

Total Assets	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$560,699	$92,555	$56,751	$(710,005)	$—
Total Current Liabilities	34,526	233,111	16,786	74,610	(24)	359,009
Long-term Debt, Net of Current Portion	1,308,367	1,289	125,075	26,112	—	1,460,843
Long-term Intercompany Payable	—	45,193	—	—	(45,193)	—
Long-term Notes Payable to Affiliates	—	1,086,823	—	—	(1,086,823)	—
Other Long-term Liabilities	—	98,481	887	5,541	(16,107)	88,802
Commitments and Contingencies
Minority Interests	—	—	—	(1,352)	66,645	65,293
Shareholders' Equity (Deficit)	885,959	395,313	(18,307)	141,235	(518,241)	885,959

Total Liabilities and Shareholders' Equity	$2,228,852	$2,420,909	$216,996	$302,897	$(2,309,748)	$2,859,906

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$658,613	$36,169	$64,754	$—	$759,536
Service and Storage Material Sales	—	473,077	38,947	46,937	—	558,961

Total Revenues	—	1,131,690	75,116	111,691	—	1,318,497
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	527,215	37,464	57,620	—	622,299
Selling, General and Administrative	57	295,435	13,038	23,802	—	332,332
Depreciation and Amortization	—	96,435	5,706	7,699	—	109,840
Merger-related Expenses	—	796	—	—	—	796

Total Operating Expenses	57	919,881	56,208	89,121	—	1,065,267

Operating (Loss) Income	(57)	211,809	18,908	22,570	—	253,230
Interest Expense, Net	7,077	101,660	14,708	13,187	—	136,632
Equity in the (Earnings) Losses of Subsidiaries	(70,127)	3,320	—	—	66,807	—
Other Expense (Income), Net	1,248	(2,296)	(772)	(1,531)	—	(3,351)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	61,745	109,125	4,972	10,914	(66,807)	119,949
Provision for Income Taxes	—	43,109	2,064	4,122	—	49,295
Minority Interest in Earnings of Subsidiaries	—	—	—	3,629	—	3,629

Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	61,745	66,016	2,908	3,163	(66,807)	67,025
Income from Discontinued Operations (Net of Tax of $768)	—	1,116	—	—	—	1,116
Extraordinary Charges from Early Extinguishment of Debt (Net of Tax Benefit of $1,977)	(3,453)	—	—	—	—	(3,453)
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$58,292	$67,132	$2,908	$(3,233)	$(66,807)	$58,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$604,546	$33,475	$56,453	$—	$694,474
Service and Storage Material Sales	—	421,735	34,549	34,960	—	491,244

Total Revenues	—	1,026,281	68,024	91,413	—	1,185,718
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	493,048	35,093	48,397	—	576,538
Selling, General and Administrative	83	270,201	11,867	24,783	—	306,934
Depreciation and Amortization	—	131,342	10,136	12,113	—	153,591
Merger-related Expenses	—	3,644	—	29	—	3,673

Total Operating Expenses	83	898,235	57,096	85,322	—	1,040,736

Operating (Loss) Income	(83)	128,046	10,928	6,091	—	144,982
Interest Expense, Net	17,755	92,823	16,244	7,920	—	134,742
Equity in the Losses of Subsidiaries	7,489	2,117	—	—	(9,606)	—
Other Expense, Net	6,911	2,887	8,204	369	—	18,371

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes and Minority Interest	(32,238)	30,219	(13,520)	(2,198)	9,606	(8,131)
Provision (Benefit) for Income Taxes	—	24,238	(111)	1,909	—	26,036
Minority Interest in Losses of Subsidiaries	—	—	—	(1,929)	—	(1,929)

(Loss) Income before Extraordinary Charges	(32,238)	5,981	(13,409)	(2,178)	9,606	(32,238)
Extraordinary Charges from Early Extinguishment of Debt (Net of Tax Benefit of $8,161)	(11,819)	—	—	—	—	(11,819)

Net (Loss) Income	$(44,057)	$5,981	$(13,409)	$(2,178)	$9,606	$(44,057)

	Year Ended December 31, 2000
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$3,191	$518,136	$24,338	$39,999	$—	$585,664
Service and Storage Material Sales	17,570	351,022	25,240	28,724	(4,055)	418,501

Total Revenues	20,761	869,158	49,578	68,723	(4,055)	1,004,165
Operating Expenses:
Cost of Sales (Excluding Depreciation)	11,173	426,130	24,149	39,113	—	500,565
Selling, General and Administrative	5,350	215,547	12,522	17,195	(4,055)	246,559
Depreciation and Amortization	3,329	107,748	6,172	9,561	—	126,810
Stock Option Compensation Expense	—	14,940	—	170	—	15,110
Merger-Related Expenses	—	8,420	273	440	—	9,133

Total Operating Expenses	19,852	772,785	43,116	66,479	(4,055)	898,177

Operating Income	909	96,373	6,462	2,244	—	105,988
Interest Expense, net	41,857	55,999	12,576	7,543	—	117,975
Equity in the (Earnings) Losses of Subsidiaries	(7,565)	2,766	—	—	4,799	—
Other Expense, net	—	397	5,590	58	—	6,045

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(33,383)	37,211	(11,704)	(5,357)	(4,799)	(18,032)
(Benefit) Provision for Income Taxes	(8,007)	18,697	(1,860)	295	—	9,125
Minority Interest in Losses of Consolidated Subsidiaries	—	—	—	(2,224)	—	(2,224)

(Loss) Income before Extraordinary Charges	(25,376)	18,514	(9,844)	(3,428)	(4,799)	(24,933)
Extraordinary Charges from Early Extinguishment of Debt (Net of Tax Benefit of $1,928)	(2,449)	(443)	—	—	—	(2,892)

Net (Loss) Income	$(27,825)	$18,071	$(9,844)	$(3,428)	$(4,799)	$(27,825)

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(25,748)	$251,453	$11,174	$18,069	$—	$254,948
Cash Flows from Investing Activities:
Capital expenditures	—	(152,501)	(8,125)	(36,371)	—	(196,997)
Cash paid for acquisitions, net of cash acquired	—	(28,041)	(21)	(21,299)	—	(49,361)
Intercompany loans to subsidiaries	8,642	(17,928)	—	—	9,286	—
Investment in subsidiaries	(1,940)	(1,940)	—	—	3,880	—
Additions to customer relationship and acquisition costs	—	(7,137)	(613)	(669)	—	(8,419)
Proceeds from sales of property and equipment	—	1,460	8	5,552	—	7,020

Cash Flows Provided by (Used in) Investing Activities	6,702	(206,087)	(8,751)	(52,787)	13,166	(247,757)
Cash Flows from Financing Activities:
Net repayment of term loans	(99,000)	—	—	—	—	(99,000)
Repayment of debt	(109,929)	(606)	(535)	(2,173)	—	(113,243)
Proceeds from borrowings	176,235	—	—	12,607	—	188,842
Early retirement of senior subordinated notes	(54,380)	—	—	—	—	(54,380)
Net proceeds from sale of senior subordinated notes	99,000	—	—	—	—	99,000
Debt financing and equity contribution from minority shareholders	—	—	—	(1,241)	—	(1,241)
Intercompany loans from parent	—	(6,070)	(2,469)	17,825	(9,286)	—
Equity contribution from parent	—	1,940	—	1,940	(3,880)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,522	—	—	—	—	9,522
Financing and stock issuance costs	(2,402)	—	—	—	—	(2,402)

Cash Flows Provided by (Used in) Financing Activities	19,046	(4,736)	(3,004)	28,958	(13,166)	27,098
Effect of exchange rates on cash and cash equivalents	—	—	644	—	—	644

Increase (Decrease) in cash and cash equivalents	—	40,630	63	(5,760)	—	34,933
Cash and cash equivalents, beginning of year	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of year	$—	$52,025	$1,759	$2,508	$—	$56,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(92,031)	$235,765	$8,867	$8,308	$—	$160,909
Cash Flows from Investing Activities:
Capital expenditures	—	(164,335)	(10,330)	(22,374)	—	(197,039)
Cash paid for acquisitions, net of cash acquired	—	(50,467)	(177)	(20,753)	—	(71,397)
Investment in convertible preferred stock	—	(2,000)	—	—	—	(2,000)
Intercompany loans to subsidiaries	(20,204)	(15,836)	—	—	36,040	—
Investment in subsidiaries	(6,866)	(6,866)	—	—	13,732	—
Additions to customer relationship and acquisition costs	—	(7,292)	(319)	(809)	—	(8,420)
Proceeds from sales of property and equipment	—	87	21	612	—	720

Cash Flows Used in Investing Activities	(27,070)	(246,709)	(10,805)	(43,324)	49,772	(278,136)
Cash Flows from Financing Activities:
Net repayment of term loans	(1,000)	—	—	—	—	(1,000)
Repayment of debt	(109,869)	(1,066)	(2,590)	(3,753)	—	(117,278)
Proceeds from borrowings	103,411	73	—	2,111	—	105,595
Early retirement of senior subordinated notes	(312,701)	—	—	—	—	(312,701)
Net Proceeds from sale of senior subordinated notes	427,924	—	—	—	—	427,924
Debt financing and equity contribution from minority shareholders	—	—	—	21,216	—	21,216
Intercompany loans from parent	—	13,130	7,016	15,894	(36,040)	—
Equity contribution from parent	—	6,866	—	6,866	(13,732)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,079	—	—	—	—	12,079
Financing and stock issuance costs	(934)	—	—	—	—	(934)

Cash Flows Provided by Financing Activities	118,910	19,003	4,426	42,334	(49,772)	134,901
Effect of exchange rates on cash and cash equivalents	—	—	(1,094)	(1,421)	—	(2,515)

(Decrease) Increase in cash and cash equivalents	(191)	8,059	1,394	5,897	—	15,159
Cash and cash equivalents, beginning of year	191	3,336	302	2,371	—	6,200

Cash and cash equivalents, end of year	$—	$11,395	$1,696	$8,268	$—	$21,359

	Year Ended December 31, 2000
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(101,411)	$260,901	$(3,721)	$1,835	$—	$157,604
Cash Flows from Investing Activities:
Capital expenditures	(19,629)	(127,255)	(6,896)	(14,926)	—	(168,706)
Cash paid for acquisitions, net of cash acquired	(4,885)	(85,343)	(35,558)	(15,154)	—	(140,940)
Additions to customer acquisition costs	—	(11,181)	(1,509)	(89)	—	(12,779)
Investment in convertible preferred stock	—	(6,524)	—	—	—	(6,524)
Intercompany loans to subsidiaries	(259,462)	(14,620)	—	—	274,082	—
Investment in subsidiaries	(3,047)	(3,047)	—	—	6,094	—
Proceeds from sales of property and equipment	—	1,133	—	187	—	1,320

Cash Flows Used in Investing Activities	(287,023)	(246,837)	(43,963)	(29,982)	280,176	(327,629)
Cash Flows from Financing Activities:
Net proceeds from term loans	349,750	—	—	—	—	349,750
Repayment of debt	(402,134)	(174,200)	(7,026)	(13,134)	—	(596,494)
Proceeds from borrowings	397,085	971	1,149	5,788	—	404,993
Debt financing and equity contribution from minority shareholder	—	—	—	11,430	—	11,430
Intercompany loans from parent	41,241	157,146	53,867	21,828	(274,082)	—
Equity contribution from parent	—	3,047	—	3,047	(6,094)	—
Proceeds from exercise of stock options	8,180	—	—	—	—	8,180
Financing and stock issuance costs	(5,497)	48	—	—	—	(5,449)

Cash Flows Provided by (Used in) Financing Activities	388,625	(12,988)	47,990	28,959	(280,176)	172,410
Effect of exchange rates on cash and cash equivalents	—	—	(4)	(11)	—	(15)

Increase in cash and cash equivalents	191	1,076	302	801	—	2,370
Cash and cash equivalents, beginning of year	—	2,260	—	1,570	—	3,830

Cash and cash equivalents, end of year	$191	$3,336	$302	$2,371	$—	$6,200

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

        An analysis of our business segment information to the respective information in the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other(1)	Total Consolidated
2000
Total Revenues	$719,571	$185,401	$67,109	$32,084	$1,004,165
Contribution	196,683	42,162	11,066	7,130	257,041
Total Assets	1,875,679	329,867	239,502	214,048	2,659,096
2001
Total Revenues	837,994	205,134	89,475	53,115	1,185,718
Contribution	227,769	49,804	16,250	8,423	302,246
Total Assets	2,351,516	347,720	265,968	(105,298)	2,859,906
2002
Total Revenues	908,189	233,834	109,381	67,093	1,318,497
Contribution	258,229	61,542	21,988	22,107	363,866
Total Assets	2,378,388	357,233	317,073	177,961	3,230,655

(1)
Total assets include the inter-segment elimination amounts of $1,337,712, $1,643,835 and $1,303,257 as of December 31, 2000, 2001 and 2002, respectively.

        The accounting policies of the reportable segments are the same as those described in Note 2 except that certain costs continue to be allocated by Corporate to the other segments in 2000, 2001 and 2002, primarily our domestic and Canadian operations and which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales and selling, general and administrative expenses including the costs allocated to each segment as described above. Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to (loss) income from continuing operations before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2000	2001	2002
Contribution	$257,041	$302,246	$363,866
Less: Depreciation and Amortization	126,810	153,591	109,840
Merger-related Expenses	9,133	3,673	796
Stock Option Compensation Expense	15,110	—	—
Interest Expense, Net	117,975	134,742	136,632
Other Expense (Income), Net	6,045	18,371	(3,351)

(Loss) Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$(18,032)	$(8,131)	$119,949

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

/s/ RSM ROBSON RHODES

Chartered Accountants
Birmingham, England

February 21, 2003

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K, as amended by Amendment Number 1 on Form 10-K/A, for the year ended December 31, 2002. See Exhibit 23.3 to this Annual Report on Form 10-K, as amended by Amendment Number 1 on Form 10-K/A, filed with the SEC for further discussion.

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

Dated: June 5, 2003

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

Exhibit	Item	Exhibit
2.1	Purchase Agreement, dated November 13, 2000, by and among Iron Mountain Canada Corporation, Iron Mountain Records Management, Inc. ("IMRM"), FACS Records Storage Income Fund, FACS Records Centre Inc. and 3796281 Canada Inc.	(2.1)(19)
2.2	Asset Purchase and Sale Agreement, dated February 18, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van Lines, Inc.	(2.1)(16)
2.3	Amendment No. 1 to Asset Purchase and Sale Agreement, dated May 1, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.	(2.1)(17)
2.4	Agreement and Plan of Merger, dated as of October 20, 1999, by and between the Company and Pierce Leahy.	(2)(10)
3.1	Amended and Restated Articles of Incorporation of the Company.	(Annex D)(14)
3.2	Amended and Restated Bylaws of the Company.	(Annex E)(14)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(22)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(22)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(7)
4.2	Indenture for 8 3/4% Senior Subordinated Notes due 2009, dated October 24, 1997, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(4.1)(2)
4.3	Indenture for 8 1/8% Senior Notes due 2008, dated as of April 7, 1998, by and among Iron Mountain Canada Corporation, as issuer, the Company and The Bank of New York, as trustee.	(4.1(c))(13)
4.4	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(20)
4.5	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(20)
4.6	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(23)
4.7	Senior Subordinated Indenture for 7 3/4 Senior Subordinated Notes due 2015, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(26)
4.8	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and the Trustee.	(4.8)(26)

4.9	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(15)
9	Amended and Restated Voting Trust Agreement, dated as of February 28, 1998, by and among the Company, certain shareholders of the Company and Leo W. Pierce, Sr. and J. Peter Pierce, as trustees. (#)	(9.0)(12)
10.1	Employment Agreement, dated as of February 1, 2000, by and between the Company and J. Peter Pierce. (#)	(10.5)(16)
10.2	Letter Agreement, dated as of June 27, 2000, by and between the Company and J. Peter Pierce. (#)	(10.6)(19)
10.3	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended. (#)	(10.7)(19)
10.4	Nonqualified Stock Option Plan of Pierce Leahy Corp. (#)	(10.3)(11)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#)	(10.9)(19)
10.6	Iron Mountain/ATSI 1995 Stock Option Plan. (#)	(10.2)(3)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#)	(10.3)(6)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan	(10.8)(26)
10.9	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	(10.10)(23)
10.10	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain shareholders of the Company. (#)	(10.1)(1)
10.11	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2)(5)
10.12	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20)(4)
10.13	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1998 and IMIM	(10.1)(24)
10.14	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21)(4)
10.15	Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.1)(8)
10.16	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.17)(23)
10.17	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.18)(23)
10.18	Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.3)(18)

10.19	Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.2)(24)
10.20	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.20)(26)
10.21	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.22)(4)
10.22	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2)(9)
10.23	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1999 and IMIM.	(10.3)(24)
10.24	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1)(9)
10.25	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3)(9)
10.26	Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.24)(23)
10.27	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.25)(23)
10.28	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.2)(18)
10.29	Amendment No. 4 to Unconditional Guaranty, dated as of March 20, 2001 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.4)(24)
10.30	Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.5)(24)
10.31	Guaranty Letter, dated December 31, 2002, to BTM Capital and JH Equity Realty Investors, Inc., from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.31)(26)
10.32	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1)(21)
10.33	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.28)(23)
10.34	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, IMIM and the Company.	(10.6)(24)
10.35	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(21)

10.36	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	(10.36)(26)
10.37	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.37)(26)
10.38	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Construction Agent.	(10.3)(21)
12	Statement re: Computation of Ratios.	(12)(26)
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 19, 2002, regarding the change in the Company's certifying accountant.	(16.1)(25)
21	Subsidiaries of the Company.	(21)(26)
23.1	Independent Auditors' Consent Deloitte & Touche LLP (Iron Mountain Incorporated, Pennsylvania).	Filed herewith as Exhibit 23.1
23.2	Independent Auditors' Consent RSM Robson Rhodes LLP (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
23.3	Notice Regarding Consent of Arthur Andersen LLP.	Filed herewith as Exhibit 23.3
99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 99.1
99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Filed herewith as Exhibit 99.2

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

(24)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission, File No. 1-13045.

(25)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 19, 2002, filed with the Commission, File No. 1-13045.

(26)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission on March 21, 2003, File No. 1-13045.

IRON MOUNTAIN INCORPORATED

SECTION 302 CERTIFICATIONS

I, C. Richard Reese, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Iron Mountain Incorporated;

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

Date: June 5, 2003
/s/ C. RICHARD REESE C. Richard Reese Chief Executive Officer

IRON MOUNTAIN INCORPORATED

SECTION 302 CERTIFICATIONS

I, John F. Kenny, Jr., certify that:

1.
I have reviewed this annual report on Form 10-K/A of Iron Mountain Incorporated;

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

Date: June 5, 2003
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr. Chief Financial Officer

(This page has been left blank intentionally.)