Form 10-Q
period 2003-06-30
IRON MOUNTAIN INC/PA
filed 2003-08-14
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

        Number of shares of the registrant's Common Stock at August 1, 2003: 85,289,419

IRON MOUNTAIN INCORPORATED

Index

			Page
PART I — FINANCIAL INFORMATION
Item 1	—	Unaudited Consolidated Financial Statements	3
		Consolidated Balance Sheets at December 31, 2002 and June 30, 2003 (Unaudited)	3
		Consolidated Statements of Operations for the Three Months Ended June 30, 2002 and 2003 (Unaudited)	4
		Consolidated Statements of Operations for the Six Months Ended June 30, 2002 and 2003 (Unaudited)	5
		Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002 and 2003 (Unaudited)	6
		Notes to Consolidated Financial Statements (Unaudited)	7-27
Item 2	—	Management's Discussion and Analysis of Financial Condition and Results of Operations	28-50
Item 3	—	Quantitative and Qualitative Disclosures About Market Risk	50
Item 4	—	Controls and Procedures	51
PART II — OTHER INFORMATION
Item 1	—	Legal Proceedings	52
Item 4	—	Submission of Matters to a Vote of Security-Holders	52
Item 6	—	Exhibits and Reports on Form 8-K	53
		Signature	54

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2002	June 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$56,292	$177,863
Accounts receivable (less allowances of $20,274 and $20,353, respectively)	225,416	239,987
Deferred income taxes	34,192	33,729
Prepaid expenses and other	51,140	35,150

Total Current Assets	367,040	486,729
Property, Plant and Equipment:
Property, plant and equipment	1,577,588	1,701,035
Less—Accumulated depreciation	(338,400)	(394,041)

Net Property, Plant and Equipment	1,239,188	1,306,994
Other Assets, net:
Goodwill	1,544,974	1,587,402
Customer relationships and acquisition costs	48,213	52,327
Deferred financing costs	19,358	21,528
Other	11,882	21,235

Total Other Assets, net	1,624,427	1,682,492

Total Assets	$3,230,655	$3,476,215

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$69,732	$52,895
Accounts payable	76,115	73,460
Accrued expenses	168,025	176,527
Deferred revenue	95,188	97,065
Other current liabilities	18,902	23,079

Total Current Liabilities	427,962	423,026
Long-term Debt, net of current portion	1,662,365	1,822,375
Other Long-term Liabilities	35,433	36,049
Deferred Rent	19,438	20,143
Deferred Income Taxes	78,464	104,606
Commitments and Contingencies (Note 10)
Minority Interests	62,132	68,460
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 85,049,624 shares and 85,278,318 shares, respectively)	850	853
Additional paid-in capital	1,020,522	1,028,387
Deferred compensation	(70)	(2,811)
Accumulated deficit	(45,403)	(3,986)
Accumulated other comprehensive items	(31,038)	(20,887)

Total Shareholders' Equity	944,861	1,001,556

Total Liabilities and Shareholders' Equity	$3,230,655	$3,476,215

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2002	2003
Revenues:
Storage	$186,984	$208,969
Service and storage material sales	140,736	150,301

Total Revenues	327,720	359,270
Operating Expenses:
Cost of sales (excluding depreciation)	155,407	162,032
Selling, general and administrative	85,312	96,134
Depreciation and amortization	26,353	30,765
Merger-related expenses	280	—
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,978)	1,688

Total Operating Expenses	265,374	290,619
Operating Income	62,346	68,651
Interest Expense, Net	32,788	36,397
Other Income, Net	(6,268)	(4,722)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	35,826	36,976
Provision for Income Taxes	14,739	15,285
Minority Interest in Earnings of Subsidiaries, Net	1,098	1,558

Net Income	$19,989	$20,133

Net Income per Share:
Net Income per Share—Basic	$0.24	$0.24

Net Income per Share—Diluted	$0.23	$0.23

Weighted Average Common Shares Outstanding—Basic	84,534	85,234

Weighted Average Common Shares Outstanding — Diluted	86,078	86,793

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2002	2003
Revenues:
Storage	$370,420	$411,800
Service and storage material sales	274,498	299,281

Total Revenues	644,918	711,081
Operating Expenses:
Cost of sales (excluding depreciation)	307,853	322,183
Selling, general and administrative	167,506	187,290
Depreciation and amortization	51,509	60,714
Merger-related expenses	580	—
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(2,060)	16

Total Operating Expenses	525,388	570,203
Operating Income	119,530	140,878
Interest Expense, Net	65,668	71,962
Other Income, Net	(4,956)	(7,982)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	58,818	76,898
Provision for Income Taxes	24,256	32,623
Minority Interest in Earnings of Subsidiaries, Net	2,055	2,858

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	32,507	41,417
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—

Net Income	$26,111	$41,417

Net Income (Loss) per Share—Basic:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.38	$0.49
Cumulative Effect of Change in Accounting Principle	(0.08)	—

Net Income per Share—Basic	$0.31	$0.49

Net Income (Loss) per Share—Diluted:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.38	$0.48
Cumulative Effect of Change in Accounting Principle	(0.07)	—

Net Income per Share—Diluted	$0.30	$0.48

Weighted Average Common Shares Outstanding—Basic	84,454	85,166

Weighted Average Common Shares Outstanding—Diluted	86,024	86,672

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2003
Cash Flows from Operating Activities:
Net income	$26,111	$41,417
Adjustments to reconcile net income to income from continuing operations before cumulative effect of change in accounting principle:
Cumulative effect of change in accounting principle (net of minority interest)	6,396	—

Income from continuing operations before cumulative effect of change in accounting principle	32,507	41,417
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash flows provided by operating activities:
Minority interests, net	2,055	2,858
Depreciation	48,992	57,250
Amortization	2,517	3,464
Amortization of deferred financing costs and bond discount	2,453	2,162
Provision for deferred income taxes	22,899	29,752
Loss on early extinguishment of debt	1,222	15,665
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(2,060)	16
Gain on foreign currency and other, net	(5,734)	(23,250)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(12,999)	(10,550)
Prepaid expenses and other current assets	4,305	9,526
Deferred income taxes	(25)	(442)
Accounts payable	(7,196)	(3,129)
Accrued expenses and other current liabilities	2,776	7,316
Deferred rent	786	530
Deferred revenue	5,664	561
Other assets and long-term liabilities	(14)	(2,489)

Cash Flows Provided by Operating Activities	98,148	130,657
Cash Flows from Investing Activities:
Capital expenditures	(105,558)	(106,037)
Cash paid for acquisitions, net of cash acquired	(14,688)	(24,109)
Additions to customer relationship and acquisition costs	(2,680)	(4,713)
Investment in convertible preferred stock	—	(1,357)
Proceeds from sales of property and equipment	6,284	6,376

Cash Flows Used in Investing Activities	(116,642)	(129,840)
Cash Flows from Financing Activities:
Net repayment of term loans	(98,750)	(500)
Repayment of debt	(54,170)	(139,451)
Proceeds from borrowings	176,370	51,968
Early retirement of senior subordinated notes	—	(254,407)
Net proceeds from sales of senior subordinated notes	—	455,590
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(3,853)	4,484
Proceeds from exercise of stock options	5,567	3,234
Financing and stock issuance costs	(2,134)	(577)

Cash Flows Provided by Financing Activities	23,030	120,341
Effect of exchange rates on cash and cash equivalents	160	413

Increase in Cash and Cash Equivalents	4,696	121,571
Cash and Cash Equivalents, Beginning of Period	21,359	56,292

Cash and Cash Equivalents, End of Period	$26,055	$177,863

Supplemental Information:
Cash Paid for Interest	$62,206	$58,789

Cash Paid for Income Taxes	$1,165	$2,132

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

        The consolidated balance sheet presented as of December 31, 2002 has been derived from the consolidated financial statements that have been audited by our independent public accountants. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

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

        The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a charge of $6,396 (net of minority interest of $8,487), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the goodwill impairment charge ($8,487) to exceed our portion of the goodwill impairment charge ($6,396). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2002 and noted no impairment of goodwill at our reporting units as of that date. As of June 30, 2003, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended June 30, 2003 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2002	$1,151,760	$237,178	$154,665	$1,371	$1,544,974
Goodwill acquired during the year	10,543	6,809	562	—	17,914
Adjustments to purchase reserves	(311)	—	44	—	(267)
Fair value adjustments	40	—	(375)	—	(335)
Other adjustments and currency effects	19,519	6	5,591	—	25,116

Balance as of June 30, 2003	$1,181,551	$243,993	$160,487	$1,371	$1,587,402

        The components of our amortizable intangible assets at June 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$64,023	$11,696	$52,327
Non-Compete Agreements	20,807	18,511	2,296
Deferred Financing Costs	25,857	4,329	21,528

Total	$110,687	$34,536	$76,151

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

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Net income, as reported	$19,989	$20,133	$26,111	$41,417
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	—	99	—	122
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(760)	(642)	(1,509)	(1,180)

Net income, pro forma	$19,229	$19,590	$24,602	$40,359

Earnings per share:
Basic—as reported	0.24	0.24	0.31	0.49
Basic—pro forma	0.23	0.23	0.29	0.47
Diluted—as reported	0.23	0.23	0.30	0.48
Diluted—pro forma	0.22	0.23	0.29	0.47

        The weighted average fair value of options granted for the six months ended June 30, 2002 and 2003 was $9.93 and $10.95 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumptions	Six Months Ended June 30, 2002	Six Months Ended June 30, 2003
Expected volatility	25.0%	27.5%
Risk-free interest rate	4.55	2.87
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years

  c.    Income (Loss) Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,544,445 shares and 1,569,943 shares for the three and six months ended June 30, 2002 and 1,558,888 shares and 1,506,562 shares for the three and six months ended June 30, 2003, respectively.

  d.    New Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 145 on January 1, 2003. Gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. Losses on early extinguishment of debt of $0 and $1,222 for the three and six months ended June 30, 2002 and $13,841 and $15,665 for the three and six months ended June 30, 2003, respectively, are included in other income, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

(3) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Comprehensive Income (Loss):
Net Income	$19,989	$20,133	$26,111	$41,417
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,154	3,631	(175)	10,437
Unrealized Loss on Hedging Contracts, Net of Tax	(4,182)	(825)	(3,137)	(390)
Unrealized Gain on Securities, Net of Tax	—	124	—	104

Comprehensive Income	$17,961	$23,063	$22,799	$51,568

(4) Variable Interest Entities

        During the third quarter of 2002 we changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") at such time and prospectively for new property acquisitions added to VIE III. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities"). These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities as of December 31, 2002. As a result of the consolidation of our Variable Interest Entities, (1) rent expense decreased $2,408 and interest expense and depreciation increased $3,503 and $945, respectively, in our consolidated statement of operations for the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, and (2) rent expense decreased $5,047 and interest expense and depreciation increased $6,914 and $1,890, respectively, in our consolidated statement of operations for the six months ended June 30, 2003 as compared to the six months ended June 30, 2002.

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

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $18,504 ($8,128 recorded in accrued expenses and $10,376 recorded in other long-term liabilities), $6,751 and $11,753, respectively, as of June 30, 2003. For the three and six months ended June 30, 2002, we recorded additional interest expense of $1,882 and $3,679, respectively, resulting from interest rate swap settlements. For the three and six months ended June 30, 2003, we recorded additional interest expense of $2,155 and $4,273, respectively, resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $2,340 ($1,638 recorded in accrued expenses and $702 recorded in other long-term liabilities), $854 and $1,486, respectively, as of June 30, 2003. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective, and therefore no ineffectiveness was recorded in earnings. As a result of the consolidation of one of the Other Variable Interest Entities ("VIE I") on December 31, 2002, we consolidated the real estate term loans of VIE I and the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions. As a result, this interest rate swap agreement was deemed to be no longer effective on a prospective basis. For the three and six months ended June 30, 2002, we recorded additional rent expense of $439 and $878, respectively, resulting from the settlements associated with this interest rate swap agreement. For the three and six months ended June 30, 2003, we recorded additional interest expense of $509 and $1,002, respectively, resulting from the settlements associated with this interest rate swap agreement.

        Also, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $15,134 ($4,691 recorded in accrued expenses and $10,443 recorded in other long-term liabilities), $5,521 and $9,613, respectively, as of June 30, 2003. For the three and six months ended June 30, 2003, we recorded additional interest expense of $1,184 and $2,345, respectively, resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

(6) Acquisitions

        During the six months ended June 30, 2003, we purchased substantially all of the assets, and assumed certain liabilities, of four businesses.

        Each of the 2003 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. For the 2003 acquisitions, the aggregate purchase price exceeded the underlying fair value of the net assets acquired by $17,914 which has been assigned to goodwill and, consistent with SFAS No. 142, has not been amortized.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2003 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2002	Six Months Ended June 30, 2003
Reserves, Beginning Balance	$16,225	$9,906
Reserves Established	4,963	150
Expenditures	(6,745)	(2,520)
Adjustments to Goodwill, including currency effect (1)	(4,537)	(281)

Reserves, Ending Balance	$9,906	$7,255

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At June 30, 2003, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $4,341, severance costs for six people of $492 and other exit costs of $2,422. These accruals are expected to be used prior to June 30, 2004 except for lease losses of $2,657 and severance contracts of $370, both of which are based on contracts that extend beyond one year.

(7) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2002		June 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility due 2005 (1)	$75,360	$75,360	$—	$—
Term Loan due 2008 (1)	249,750	249,750	249,250	249,250
9 1/8% Senior Subordinated Notes due 2007 (2) (3)	22,409	24,241	—	—
8 1/8% Senior Notes due 2008 (the "Subsidiary notes") (3)	124,666	138,038	125,620	140,400
8 3/4% Senior Subordinated Notes due 2009 (2) (3)	249,727	257,825	—	—
8 1/4% Senior Subordinated Notes due 2011 (2) (3)	149,625	154,500	149,647	159,750
8 5/8% Senior Subordinated Notes due 2013 (2) (3)	481,097	502,513	481,086	518,142
7 3/4% Senior Subordinated Notes due 2015 (2) (3)	100,000	100,000	441,787	457,130
6 5/8% Senior Subordinated Notes due 2016 (2) (3)	—	—	150,000	148,875
Real Estate Term Loans (1)	202,647	202,647	202,647	202,647
Real Estate Mortgages (1)	16,262	16,262	15,850	15,850
Seller Notes (1)	12,864	12,864	12,085	12,085
Other (1)	47,690	47,690	47,298	47,298

Total Debt	1,732,097		1,875,270
Less Current Portion	(69,732)		(52,895)

Long-term Debt, Net of Current Portion	$1,662,365		$1,822,375

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2002 and June 30, 2003) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes".

(3)
The fair value of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2002 and June 30, 2003.

        On March 15, 2002, we entered into a new amended and restated revolving credit agreement (together with the term loan, the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaced our prior credit agreement. As a result, we recorded a charge to other income, net in the accompanying consolidated statement of operations of $1,222 related to the early retirement of debt in conjunction with the refinancing of our credit facility.

        As of June 30, 2003, we had no borrowings under our revolving credit facility. We had various outstanding letters of credit totaling $34,451. The remaining availability under the revolving credit facility was $365,549 as of June 30, 2003.

        Our Variable Interest Entities were financed with real estate term loans. See Note 4. As of June 30, 2003, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under our Parent notes and Subsidiary notes.

        In January 2003, we redeemed the remaining $23,183 of outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, with proceeds from our underwritten public offering of $100,000 in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes"). We recorded a charge to other income, net in the accompanying consolidated statement of operations of $1,824 in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

        In March 2003, we completed two debt exchanges which resulted in the issuance of $31,255 in face value of our 7 3/4% notes and the retirement of $30,000 of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes"). These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments." These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods as well as extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        In April 2003, we completed an underwritten public offering of an additional $300,000 in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307,340, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, to otherwise redeem the 8 3/4% notes, and for general corporate purposes, including the repayment of borrowings under our revolving credit facility, the repayment of other indebtedness and future acquisitions.

        In April 2003, we received and accepted tenders for $143,317 of the $220,000 aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we redeemed the remaining $76,683 of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We recorded a charge to other income, net of $13,841 in the second quarter of 2003 related to the early retirement of the 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

        In June 2003, we completed an underwritten public offering of $150,000 in aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes"). The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147,500, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50,000 in aggregate principal amount of the outstanding Subsidiary notes and the remainder was used for acquisitions, both of which occurred in July 2003 after our second quarter ended.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of June 30, 2003, we were in compliance in all material respects with all debt covenants.

(8) Selected Financial Information of Parent, Guarantors and Non-guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of June 30, 2003 and December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002. The Guarantors column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company"), the issuer of the Subsidiary notes, and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent also guarantees the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "Non-Guarantors."

	June 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$171,967	$3,216	$2,680	$—	$177,863
Accounts Receivable	—	191,949	16,254	31,784	—	239,987
Intercompany Receivable	826,600	—	—	13,528	(840,128)	—
Other Current Assets	3,563	55,064	1,163	9,302	(213)	68,879

Total Current Assets	830,163	418,980	20,633	57,294	(840,341)	486,729
Property, Plant and Equipment, Net	—	957,562	90,510	258,922	—	1,306,994
Other Assets, Net:
Long-term Intercompany Receivable	153,196	—	—	98,715	(251,911)	—
Long-term Notes Receivable from Affiliates	1,133,254	—	—	—	(1,133,254)	—
Investment in Subsidiaries	391,802	81,963	—	—	(473,765)	—
Goodwill, Net	—	1,290,914	133,597	153,150	9,741	1,587,402
Other	22,222	62,905	6,181	8,184	(4,402)	95,090

Total Other Assets, Net	1,700,474	1,435,782	139,778	260,049	(1,853,591)	1,682,492

Total Assets	$2,530,637	$2,812,324	$250,921	$576,265	$(2,693,932)	$3,476,215

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$662,310	$103,757	$74,061	$(840,128)	$—
Total Current Liabilities	45,922	239,977	17,656	119,684	(213)	423,026
Long-term Debt, Net of Current Portion	1,472,195	993	127,364	221,823	—	1,822,375
Long-term Intercompany Payable	—	251,911	—	—	(251,911)	—
Long-term Notes Payable to Affiliates	—	1,133,254	—	—	(1,133,254)	—
Other Long-term Liabilities	10,964	129,720	7,260	17,256	(4,402)	160,798
Commitments and Contingencies
Minority Interests	—	—	—	3,377	65,083	68,460
Shareholders' Equity (Deficit)	1,001,556	394,159	(5,116)	140,064	(529,107)	1,001,556

Total Liabilities and Shareholders' Equity	$2,530,637	$2,812,324	$250,921	$576,265	$(2,693,932)	$3,476,215

	December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Intercompany Receivable	36,875	—	—	98,715	(135,590)	—
Long-term Notes Receivable from Affiliates	1,113,752	—	—	—	(1,113,752)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Intercompany Payable	—	135,590	—	—	(135,590)	—
Long-term Notes Payable to Affiliates	—	1,113,752	—	—	(1,113,752)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	Three Months Ended June 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$175,886	$11,218	$21,865	$—	$208,969
Service and Storage Material Sales	—	123,598	10,963	15,740	—	150,301

Total Revenues	—	299,484	22,181	37,605	—	359,270
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	134,100	10,874	17,058	—	162,032
Selling, General and Administrative	223	82,036	3,899	9,976	—	96,134
Depreciation and Amortization	9	26,313	1,138	3,305	—	30,765
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,887	(199)	—	—	1,688

Total Operating Expenses	232	244,336	15,712	30,339	—	290,619

Operating (Loss) Income	(232)	55,148	6,469	7,266	—	68,651
Interest Expense, Net	2,681	26,693	3,709	3,314	—	36,397
Equity in the Earnings of Subsidiaries	(38,001)	(1,281)	—	—	39,282	—
Other Expense (Income), Net	14,955	(7,754)	(11,500)	(423)	—	(4,722)

Income Before Provision for Income Taxes and Minority Interest	20,133	37,490	14,260	4,375	(39,282)	36,976
Provision for Income Taxes	—	7,878	5,856	1,551	—	15,285
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	1,558	—	1,558

Net Income	$20,133	$29,612	$8,404	$1,266	$(39,282)	$20,133

	Three Months Ended June 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$163,006	$8,912	$15,066	$—	$186,984
Service and Storage Material Sales	—	119,260	10,578	10,898	—	140,736

Total Revenues	—	282,266	19,490	25,964	—	327,720
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	132,712	9,327	13,368	—	155,407
Selling, General and Administrative	18	73,975	3,824	7,495	—	85,312
Depreciation and Amortization	—	23,063	1,392	1,898	—	26,353
Merger-related Expenses	—	280	—	—	—	280
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	73	—	(2,051)	—	(1,978)

Total Operating Expenses	18	230,103	14,543	20,710	—	265,374
Operating (Loss) Income	(18)	52,163	4,947	5,254	—	62,346
Interest Expense, Net	2,835	24,167	4,122	1,664	—	32,788
Equity in the Earnings of Subsidiaries	(28,814)	(1,077)	—	—	29,891	—
Other Expense (Income), Net	5,972	(5,762)	(6,477)	(1)	—	(6,268)

Income before Provision for Income Taxes and Minority Interest	19,989	34,835	7,302	3,591	(29,891)	35,826
Provision for Income Taxes	—	10,542	2,777	1,420	—	14,739
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	1,098	—	1,098

Net Income	$19,989	$24,293	$4,525	$1,073	$(29,891)	$19,989

	Six Months Ended June 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$347,986	$21,379	$42,435	$—	$411,800
Service and Storage Material Sales	—	247,596	21,018	30,667	—	299,281

Total Revenues	—	595,582	42,397	73,102	—	711,081
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	267,457	21,310	33,416	—	322,183
Selling, General and Administrative	280	160,979	7,077	18,954	—	187,290
Depreciation and Amortization	9	51,364	3,045	6,296	—	60,714
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(148)	190	(26)	—	16

Total Operating Expenses	289	479,652	31,622	58,640	—	570,203

Operating (Loss) Income	(289)	115,930	10,775	14,462	—	140,878
Interest Expense, Net	4,530	53,497	7,371	6,564	—	71,962
Equity in the Earnings of Subsidiaries	(68,415)	(2,642)	—	—	71,057	—
Other Expense (Income), Net	22,179	(9,599)	(20,059)	(503)	—	(7,982)

Income Before Provision for Income Taxes and Minority Interest	41,417	74,674	23,463	8,401	(71,057)	76,898
Provision for Income Taxes	—	19,535	10,205	2,883	—	32,623
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	2,858	—	2,858

Net Income	$41,417	$55,139	$13,258	$2,660	$(71,057)	$41,417

	Six Months Ended June 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$323,083	$17,431	$29,906	$—	$370,420
Service and Storage Material Sales	—	232,426	20,571	21,501	—	274,498

Total Revenues	—	555,509	38,002	51,407	—	644,918
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	262,593	18,683	26,577	—	307,853
Selling, General and Administrative	30	146,065	6,900	14,511	—	167,506
Depreciation and Amortization	—	45,210	2,833	3,466	—	51,509
Merger-related Expenses	—	580	—	—	—	580
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(6)	(3)	(2,051)	—	(2,060)

Total Operating Expenses	30	454,442	28,413	42,503	—	525,388

Operating (Loss) Income	(30)	101,067	9,589	8,904	—	119,530
Interest Expense, Net	5,800	49,075	7,419	3,374	—	65,668
Equity in the (Earnings) Losses of Subsidiaries	(38,650)	4,553	—	—	34,097	—
Other Expense (Income), Net	6,709	(5,045)	(6,168)	(452)	—	(4,956)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	26,111	52,484	8,338	5,982	(34,097)	58,818
Provision for Income Taxes	—	18,702	3,468	2,086	—	24,256
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	2,055	—	2,055

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	26,111	33,782	4,870	1,841	(34,097)	32,507
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$26,111	$33,782	$4,870	$(4,555)	$(34,097)	$26,111

	Six Months Ended June 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(120,656)	$228,670	$8,535	$14,108	$—	$130,657
Cash Flows from Investing Activities:
Capital expenditures	—	(82,830)	(2,778)	(20,429)	—	(106,037)
Cash paid for acquisitions, net of cash acquired	—	(21,007)	—	(3,102)	—	(24,109)
Intercompany loans to subsidiaries	3,861	(5,712)	—	—	1,851	—
Investment in subsidiaries	(293)	(293)	—	—	586	—
Investment in convertible preferred stock	—	(1,357)	—	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(3,639)	(386)	(688)	—	(4,713)
Proceeds from sales of property and equipment	—	6,356	1	19	—	6,376

Cash Flows Provided by (Used in) Investing Activities	3,568	(108,482)	(3,163)	(24,200)	2,437	(129,840)
Cash Flows from Financing Activities:
Net repayment of term loans	(500)	—	—	—	—	(500)
Repayment of debt	(136,252)	(394)	(327)	(2,478)	—	(139,451)
Proceeds from borrowings	50,000	—	—	1,968	—	51,968
Early retirement of senior subordinated notes	(254,407)	—	—	—	—	(254,407)
Net proceeds from sales of senior subordinated notes	455,590	—	—	—	—	455,590
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	4,484	—	4,484
Intercompany loans from parent	—	(145)	(3,944)	5,940	(1,851)	—
Equity contribution from parent	—	293	—	293	(586)	—
Proceeds from exercise of stock options	3,234	—	—	—	—	3,234
Financing and stock issuance costs	(577)	—	—	—	—	(577)

Cash Flows Provided by (Used in) Financing Activities	117,088	(246)	(4,271)	10,207	(2,437)	120,341
Effect of exchange rates on cash and cash equivalents	—	—	356	57	—	413

Increase in cash and cash equivalents	—	119,942	1,457	172	—	121,571
Cash and cash equivalents, beginning of period	—	52,025	1,759	2,508	—	56,292

Cash and cash equivalents, end of period	$—	$171,967	$3,216	$2,680	$—	$177,863

	Six Months Ended June 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(29,102)	$118,805	$2,710	$5,735	$—	$98,148
Cash Flows from Investing Activities:
Capital expenditures	—	(76,397)	(5,583)	(23,578)	—	(105,558)
Cash paid for acquisitions, net of cash acquired	—	(14,751)	—	63	—	(14,688)
Intercompany loans to subsidiaries	963	(18,122)	—	—	17,159	—
Investment in subsidiaries	(688)	(688)	—	—	1,376	—
Additions to customer relationship and acquisition costs	—	(2,281)	(114)	(285)	—	(2,680)
Proceeds from sales of property and equipment	—	683	8	5,593	—	6,284

Cash Flows Provided by (Used in) Investing Activities	275	(111,556)	(5,689)	(18,207)	18,535	(116,642)
Cash Flows from Financing Activities:
Net repayment of term loans	(98,750)	—	—	—	—	(98,750)
Repayment of debt	(52,091)	(285)	(272)	(1,522)	—	(54,170)
Proceeds from borrowings	176,235	—	—	135	—	176,370
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	(3,853)	—	(3,853)
Intercompany loans from parent	—	(4,348)	3,280	18,227	(17,159)	—
Equity contribution from parent	—	688	—	688	(1,376)	—
Proceeds from exercise of stock options	5,567	—	—	—	—	5,567
Financing and stock issuance costs	(2,134)	—	—	—	—	(2,134)

Cash Flows Provided by (Used in) Financing Activities	28,827	(3,945)	3,008	13,675	(18,535)	23,030
Effect of exchange rates on cash and cash equivalents	—	—	(42)	202	—	160

Increase (Decrease) in cash and cash equivalents	—	3,304	(13)	1,405	—	4,696
Cash and cash equivalents, beginning of period	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of period	$—	$14,699	$1,683	$9,673	$—	$26,055

(9) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended June 30, 2002
Revenue	$236,461	$59,805	$25,450	$6,004		$327,720
Contribution	65,070	16,502	4,614	815		87,001
Three Months Ended June 30, 2003
Revenue	253,076	61,879	36,941	7,374		359,270
Contribution	72,292	17,665	8,513	2,634		101,104
Six Months Ended June 30, 2002
Revenue	465,370	117,154	50,426	11,968		644,918
Contribution	125,757	30,728	9,328	3,746		169,559
Total Assets	2,330,312	354,786	276,342	(30,106	)(1)	2,931,334
Six Months Ended June 30, 2003
Revenue	501,597	123,265	71,828	14,391		711,081
Contribution	138,978	34,453	16,523	11,654		201,608
Total Assets	2,442,769	375,952	352,363	305,131	(1)	3,476,215

(1)
Total corporate & other assets include the intersegment elimination amount of $1,551,676 and $1,430,439 as of June 30, 2002 and 2003, respectively.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K/A for the year ended December 31, 2002 except that certain costs are allocated from Corporate to the other segments in both 2002 and 2003, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses including the costs allocated to each segment as described above. Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Contribution	$87,001	$101,104	$169,559	$201,608
Less: Depreciation and Amortization	26,353	30,765	51,509	60,714
Merger-related Expenses	280	—	580	—
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,978)	1,688	(2,060)	16
Interest Expense, Net	32,788	36,397	65,668	71,962
Other Income, Net	(6,268)	(4,722)	(4,956)	(7,982)
Provision for Income Taxes	14,739	15,285	24,256	32,623
Minority Interest in Earnings of Subsidiaries	1,098	1,558	2,055	2,858
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	6,396	—

Net Income	$19,989	$20,133	$26,111	$41,417

        Our secure shredding business, previously analyzed as part of Corporate & Other, is now analyzed within the Business Records Management segment. Our film and sound business, previously analyzed as part of Business Records Management, is now analyzed within the Off-Site Data Protection segment. Our electronic vaulting business, previously analyzed as part of Corporate & Other, is now analyzed within the Off-Site Data Protection segment. Our Canadian business, previously analyzed as part of our International segment, is now analyzed within the Business Records Management segment. In addition, certain allocations from Corporate & Other to Business Records Management and Off-Site Data Protection have been changed. To the extent practicable, the prior period numbers shown above have been adjusted to reflect all of these changes.

        Information about our operations in different geographical areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2003	2002	2003
Revenues:
United States	$282,780	$300,148	$556,490	$596,856
International	44,940	59,122	88,428	114,225

Total Revenues	$327,720	$359,270	$644,918	$711,081

	December 31, 2002	June 30, 2003
Long-lived Assets:
United States	$2,395,018	$2,458,453
International	468,597	531,033

Total Long-lived Assets	$2,863,615	$2,989,486

(10) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2002. See our Annual Report on Form 10-K/A for the year ended December 31, 2002 for amounts outstanding at December 31, 2002.

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

(11) Subsequent Events

        In July 2003, we redeemed $50,000 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We will record a charge to other (income) expense, net of $5,600 in the third quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In July 2003, we and Iron Mountain Europe Limited ("IME"), our European joint venture, completed the acquisition of the information management services business of Hays plc ("Hays IMS") in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration at closing of 185,500 pounds sterling ($304,000), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration at closing of 14,500 pounds sterling ($24,000).

The final purchase price is subject to post-closing adjustments. Both transactions were on a cash and debt free basis.

        We provided the initial financing to IME for all of the consideration associated with the acquisition of the European operations using cash on hand and borrowings under our revolving credit facility. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80,000 pounds sterling under our revolving credit agreement to create a natural hedge. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100,000 pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162,800 in exchange for 100,000 pounds sterling. We have not designated these swaps as hedges and will record all mark to market fluctuations of the swaps as a foreign currency gain or loss in future consolidated statements of operations. IME is currently obtaining permanent financing to repay all or a portion of the funding received from us.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and footnotes for the three and six months ended June 30, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Forward Looking Statements

        This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans or current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from those contemplated in the forward-looking statements. Such factors include, but are not limited to: (i) changes in customer preferences and demand for our services; (ii) changes in the price for our services relative to the cost of providing such services; (iii) the cost and availability of financing for contemplated growth; (iv) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (v) in the various digital businesses on which we are embarking, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (vi) the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; (vii) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (viii) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made, in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission, or SEC.

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

  •
  Accounting for Variable Interest Entities

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Deferred Income Taxes

        Further detail regarding our critical accounting policies can be found in the consolidated financial statements and the notes included in our latest Annual Report on Form 10-K/A as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies has occurred since our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Three Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003
Revenues:
Storage	$186,984	$208,969	$21,985	11.8%
Service and Storage Material Sales	140,736	150,301	9,565	6.8%

Total Revenues	327,720	359,270	31,550	9.6%
Operating Expenses:
Cost of Sales (excluding depreciation)	155,407	162,032	6,625	4.3%
Selling, General and Administrative	85,312	96,134	10,822	12.7%
Depreciation and Amortization	26,353	30,765	4,412	16.7%
Merger-related Expenses	280	—	(280)	(100.0%)
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,978)	1,688	3,666	185.3%

Total Operating Expenses	265,374	290,619	25,245	9.5%
Operating Income	62,346	68,651	6,305	10.1%
Interest Expense, Net	32,788	36,397	3,609	11.0%
Other Income, Net	(6,268)	(4,722)	1,546	(24.7%)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	35,826	36,976	1,150	3.2%
Provision for Income Taxes	14,739	15,285	546	3.7%
Minority Interest in Earnings of Subsidiaries, Net	1,098	1,558	460	41.9%

Net Income	$19,989	$20,133	$144	0.7%

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Three Months Ended June 30,
	2002	2003
Revenues:
Storage	57.1%	58.2%
Service and Storage Material Sales	42.9	41.8

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(47.4)	(45.1)
Selling, General and Administrative	(26.0)	(26.8)
Depreciation and Amortization	(8.0)	(8.6)
Merger-related Expenses	(0.1)	—
Gain (Loss) on Disposal/Writedown of Property, Plant and Equipment, Net	0.6	(0.5)

Total Operating Expenses	(81.0)	(80.9)
Operating Income	19.0	19.1
Interest Expense, Net	(10.0)	(10.1)
Other Income, Net	1.9	1.3

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	10.9	10.3
Provision for Income Taxes	(4.5)	(4.3)
Minority Interest in Earnings of Subsidiaries, Net	(0.3)	(0.4)

Net Income	6.1%	5.6%

Other Data:
EBITDA(1)	28.6%	28.6%

(1)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is useful to investors because it is an important financial measure used in evaluating our performance, as EBITDA is an internally generated source of funds for investment in continued growth and for servicing indebtedness. Externally, holders of our publicly issued debt use EBITDA and EBITDA-based calculations as important criteria for evaluating us and, as a result, all of our bond indentures include EBITDA and EBITDA-based calculations as primary measures of financial performance.

Reconciliation of EBITDA to Net Income (In Thousands):

	Three Months Ended June 30,
	2002	2003
EBITDA	$93,869	$102,580
Less: Depreciation and Amortization	26,353	30,765
Interest Expense, Net	32,788	36,397
Provision for Income Taxes	14,739	15,285

Net Income	$19,989	$20,133

IRON MOUNTAIN INCORPORATED

Revenue

        Consolidated storage revenues increased $22.0 million, or 11.8%, to $209.0 million for the three months ended June 30, 2003. The increase was primarily attributable to internal revenue growth of 8.4% resulting from net increases in records and other media stored by existing customers, sales to new customers and acquisitions. The net effect of foreign currency translation on storage revenues was an increase in revenue of $2.9 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $9.6 million, or 6.8%, to $150.3 million for the three months ended June 30, 2003. The increase was primarily attributable to internal revenue growth of 2.9% resulting from net increases in service and storage material sales to existing customers and sales to new customers, foreign currency exchange rate fluctuations and acquisitions. The net effect of foreign currency translation on service and storage material sales revenues was an increase in revenue of $2.6 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $31.6 million, or 9.6%, to $359.3 million. Internal revenue growth for the three months ended June 30, 2003 was 6.1%. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2001		2002				2003
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	10.9%	9.6%	8.4%	8.6%	8.6%	8.0%	8.2%	8.4%
Service and Storage Material Sales Revenue	5.1%	10.6%	9.1%	10.0%	15.4%	9.8%	7.5%	2.9%
Total Revenue	8.5%	10.0%	8.7%	9.2%	11.4%	8.8%	7.9%	6.1%

        Our internal revenue growth rate represents the year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged from a high of 10.9% to a low of 8.0%. The most recent two quarters show our storage revenue internal growth rate coming off its two-year low and increasing steadily. We attribute this to higher growth rates in our international businesses, primarily Europe, stabilized growth in our North American records management business and higher growth rates in our digital businesses. Prior to this, the storage revenue growth rate experienced a steady decline primarily due to a reduction in the rate at which customers added new cartons to their inventory. During the second quarter of 2003, we did see a decline in carton destructions and other permanent removals. If this develops into a trend and the trend continues, storage revenue growth will be favorably impacted.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate. The volatility arises from the more discretionary services we offer such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by an economic downturn as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The growth rate in the second quarter of 2003 was negatively impacted by several factors. Carton destructions and other permanent removals decreased, data product sales decreased, as information technology spending remained tight, and large special project revenue did not achieve the same high levels experienced in the second quarter of 2002. In addition, our off-site data protection business continued to operate in a market experiencing downward pressure on information technology spending as companies look to reduce their costs.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended June 30,				Three Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
Labor	$80,102	$83,166	$3,064	3.8%	24.4%	23.1%	(1.3)%
Facilities	46,896	48,623	1,727	3.7%	14.3%	13.5%	(0.8)%
Transportation	13,846	15,971	2,125	15.3%	4.2%	4.4%	0.2%
Product Cost of Sales	8,050	7,269	(781)	(9.7)%	2.5%	2.0%	(0.5)%
Other	6,513	7,003	490	7.5%	2.0%	1.9%	(0.1)%

	$155,407	$162,032	$6,625	4.3%	47.4%	45.1%	(2.3)%

Labor

        The dollar increase in labor expense is primarily attributable to increases in headcount and changes in our labor mix resulting from the expansion of our secure shredding operations. In addition, our domestic operations, which comprise approximately 75% of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and increases in medical insurance expense of $0.4 million.

Facilities

        The largest component of our facilities cost is rent expense, which decreased $1.1 million for the three months ended June 30, 2003 primarily as a result of our consolidating 31 properties owned by our Variable Interest Entities during the third and fourth quarter of 2002. The leases associated with these properties were accounted for as operating leases prior to December 31, 2002. We recorded $2.4 million of rent expense for these 31 properties during the three months ended June 30, 2002 and no rent expense in 2003. Rather than rent expense, we recorded interest expense and depreciation expense associated with these properties for the three months ended June 30, 2003. In addition, we reduced the number of leased facilities we occupy by nine as of June 30, 2003 compared to June 30, 2002 due to our exiting less desirable facilities in connection with our rationalization of properties related to the Pierce Leahy merger. The decrease in rent is offset by increased rent in our European operations of $1.2 million primarily attributable to a new facility and properties acquired through an acquisition.

        The dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $1.0 million, $0.9 million, and $0.5 million, respectively, for the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

Transportation

        Our transportation expenses are influenced by several variables including total number of vehicles in our fleet, the number of owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. Operating lease expense increased $0.8 million for the three months ended June 30, 2003, compared to the three months ended June 30, 2002, as a result of an increased percentage of vehicles within our fleet being under operating leases. For the three months ended June 30, 2003, domestic fuel expense increased $0.4 million due to an increase in the average price per gallon of fuel of approximately 10% in 2003 and an increase in the size of our fleet. Our subcontracted courier fees were flat year over year due to better management of internal transportation resources. We experienced a $0.4 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the three months ended June 30, 2003 was lower than the three months ended June 30, 2002 as a percentage of product revenues due to more focused selling efforts on higher margin product and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended June 30,				Three Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
General and Administrative	$46,205	$50,307	$4,102	8.9%	14.1%	14.0%	(0.1)%
Sales, Marketing & Account Management	21,565	27,742	6,177	28.6%	6.6%	7.7%	1.1%
Information Technology	13,180	17,625	4,445	33.7%	4.0%	4.9%	0.9%
Bad Debt Expense	4,362	460	(3,902)	(89.5)%	1.3%	0.1%	(1.2)%

	$85,312	$96,134	$10,822	12.7%	26.0%	26.8%	0.8%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in wages due to normal inflation and merit increases and an increase in medical expenses. We also experienced a $1.7 million increase in general and administrative expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions and includes approximately $0.4 million associated with the strengthening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. These increases were offset by decreases in professional fees.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the three months ended June 30, 2003. Throughout 2002 and 2003, we continued to invest in the expansion and improvement of our sales force. We added more than 52 new sales and marketing employees since

June 30, 2002, a 12% increase in headcount, increased our account management force and initiated several new marketing and promotional efforts in 2003 to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses.

Information Technology

        Information technology expenses increased $4.4 million for the three months ended June 30, 2003 principally due to higher compensation costs resulting from increased headcount and normal inflation and merit increases of $1.8 million as well as $1.0 million of additional costs primarily incurred for expanding bandwidth and international connectivity. Additionally, as our digital initiatives mature, more of our efforts are maintenance related and capitalizable expenditures are decreasing, which resulted in an increase in information technology costs of $1.5 million.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the three months ended June 30, 2003 compared to the three months ended June 30, 2002 is primarily attributable to the centralization of our collection efforts within our divisions.

Depreciation, Amortization, Merger-Related Expenses and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $4.4 million, or 16.7%, to $30.8 million (8.6% of consolidated revenues) for the three months ended June 30, 2003 from $26.4 million (8.0% of consolidated revenues) for the three months ended June 30, 2002. Depreciation expense increased $4.3 million, primarily due to the additional depreciation expense related to capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $1.4 million during the three months ended June 30, 2003 as a result of software and hardware assets placed in service throughout 2002. The consolidation of the properties owned by our Variable Interest Entities during 2002 resulted in $0.9 million of additional depreciation in the three months ended June 30, 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.3 million for the three months ended June 30, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated (gain) loss on disposal/writedown of property, plant and equipment, net consisted of $1.7 million of disposals and writedowns during the second quarter of 2003 and a gain of $2.1 million on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

Interest Expense, Net

        Consolidated interest expense, net increased $3.6 million, or 11.0%, to $36.4 million for the three months ended June 30, 2003 from $32.8 million for the three months ended June 30, 2002. This increase was primarily attributable to $3.5 million of interest expense associated with real estate term loans held by our Variable Interest Entities that were consolidated in the second half of 2002, as well as an increase in our overall weighted average outstanding borrowings. These increases were offset by a decline in our overall weighted average interest rate resulting from a general decline in interest rates coupled with our refinancing efforts.

Other Income, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Three Months Ended June 30,
	2002	2003	Change
Foreign currency transaction gains, net	$(6,315)	$(18,551)	$(12,236)
Debt extinguishment expense	—	13,841	13,841
Other, net	47	(12)	(59)

	$(6,268)	$(4,722)	$1,546

        Foreign currency gains of $18.6 million based on period-end exchange rates were recorded in the three months ended June 30, 2003 primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary and Canadian dollar borrowings under our revolving credit facility.

        During the three months ended June 30, 2003, we redeemed the remaining outstanding principal amount of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes") resulting in a charge of $13.8 million. The charge consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing costs.

Provision for Income Taxes

        The effective rate was 41.3% for the three months ended June 30, 2003 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate projected for 2003 is 42.0%. The effective rate was 41.1% for the three months ended June 30, 2002. There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes during 2003.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $1.6 million (0.4% of consolidated revenues) for the three months ended June 30, 2003 compared to $1.1 million (0.3% of consolidated revenues) for the three months ended June 30, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The increase is primarily a result of the improved profitability of our European business.

Net Income

        As a result of the foregoing factors, consolidated net income increased $0.1 million, or 0.7%, to $20.1 (5.6% of consolidated revenues) for the three months ended June 30, 2003 from net income of $20.0 million (6.1% of consolidated revenues) for the three months ended June 30, 2002.

IRON MOUNTAIN INCORPORATED

EBITDA

        As a result of the foregoing factors, consolidated EBITDA increased $8.7 million, or 9.3%, to $102.6 million (28.6% of consolidated revenues) for the three months ended June 30, 2003 from $93.9 million (28.6% of consolidated revenues) for the three months ended June 30, 2002.

Segment Analysis (In Thousands)

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Three Months Ended
June 30, 2003	$253,076	$61,879	$36,941	$7,374
June 30, 2002	236,461	59,805	25,450	6,004

Increase in Revenues	$16,615	$2,074	$11,491	$1,370

Percentage Increase in Revenues	7.0%	3.5%	45.2%	22.8%
Contribution(1)
Three Months Ended
June 30, 2003	$72,292	$17,665	$8,513	$2,634
June 30, 2002	65,070	16,502	4,614	815
Contribution as a Percentage of Segment Revenue
Three Months Ended
June 30, 2003	28.6%	28.5%	23.0%	35.7%
June 30, 2002	27.5%	27.6%	18.1%	13.6%

(1)
See Note 9 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Business Records Management

        Revenue in our business records management segment increased 7.0% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions, and was offset by lower special project service revenue and lower permanent removal and destruction fees during 2003. In addition, favorable currency fluctuations during the three months ended June 30, 2003 in Canada increased revenue $2.2 million when compared to the three months ended June 30, 2002. Contribution as a percent of segment revenue increased primarily due to lower bad debt expense which was partially offset by higher property taxes, utilities and increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended June 30, 2003 of $16.9 million compared to $16.4 million for the three months ended June 30, 2002, (2) foreign currency gains of $15.1 million and $9.1 million for the three months ended June 30, 2003 and 2002, respectively.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 3.5% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to reduced bad debt expense, increased product sales margins and improved labor management. This increase was partially offset by increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended June 30, 2003 of $3.4 million compared to $3.0 million for the three months ended June 30, 2002 and (2) a loss on disposal/writedown of property plant and equipment, net of $1.7 million for the three months ended June 30, 2003.

International

        Revenue in our international segment increased 45.2% primarily due to increased sales efforts and a large service project in the United Kingdom, as well as, acquisitions completed in Europe and South America in the fourth quarter of 2002 and the first quarter of 2003. Favorable currency fluctuations during the three months ended June 30, 2003 in Europe increased revenue, as measured in U.S. dollars, by $3.7 million compared to the three months ended June 30, 2002. This increase was offset by $0.4 million of unfavorable currency fluctuations in South America during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from both our European and South American operations and overall increased overhead utilization. This increase was partially offset by increased rent associated with a new property in Europe. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended June 30, 2003 of $2.7 million compared to $1.8 million for the three months ended June 30, 2002 and (2) a gain on disposal/writedown of property plant and equipment, net of $2.1 million for the three months ended June 30, 2002.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003
Revenues:
Storage	$370,420	$411,800	$41,380	11.2%
Service and Storage Material Sales	274,498	299,281	24,783	9.0%

Total Revenues	644,918	711,081	66,163	10.3%
Operating Expenses:
Cost of Sales (excluding depreciation)	307,853	322,183	14,330	4.7%
Selling, General and Administrative	167,506	187,290	19,784	11.8%
Depreciation and Amortization	51,509	60,714	9,205	17.9%
Merger-related Expenses	580	—	(580)	(100.0)%
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(2,060)	16	2,076	100.8%

Total Operating Expenses	525,388	570,203	44,815	8.5%
Operating Income	119,530	140,878	21,348	17.9%
Interest Expense, Net	65,668	71,962	6,294	9.6%
Other Income, Net	(4,956)	(7,982)	(3,026)	(61.1)%

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	58,818	76,898	18,080	30.7%
Provision for Income Taxes	24,256	32,623	8,367	34.5%
Minority Interest in Earnings of Subsidiaries, Net	2,055	2,858	803	39.1%

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	32,507	41,417	8,910	27.4%
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—	6,396	100.0%

Net Income	$26,111	$41,417	$15,306	58.6%

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Six Months Ended June 30,
	2002	2003
Revenues:
Storage	57.4%	57.9%
Service and Storage Material Sales	42.6	42.1

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(47.7)	(45.3)
Selling, General and Administrative	(26.0)	(26.3)
Depreciation and Amortization	(8.0)	(8.5)
Merger-related Expenses	(0.1)	—
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	0.3	—

Total Operating Expenses	(81.5)	(80.2)
Operating Income	18.5	19.8
Interest Expense, Net	(10.2)	(10.1)
Other Income, Net	0.8	1.1

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	9.1	10.8
Provision for Income Taxes	(3.8)	(4.6)
Minority Interest in Earnings of Subsidiaries, Net	(0.3)	(0.4)

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	5.0	5.8
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(1.0)	—

Net Income	4.0%	5.8%

Other Data:
EBITDA Before Extraordinary Item(1)	27.0%	29.1%

(1)
We believe that EBITDA (earnings before interest, taxes, depreciation and amortization) is useful to investors because it is an important financial measure used in evaluating our performance, as EBITDA is an internally generated source of funds for investment in continued growth and for servicing indebtedness. Externally, holders of our publicly issued debt use EBITDA and EBITDA-based calculations as important criteria for evaluating us and, as a result, all of our bond indentures include EBITDA and EBITDA-based calculations as primary measures of financial performance. We have not included in EBITDA for the six months ended June 30, 2002 the effect of cumulative effect of change in accounting principle of $6.4 million.

Reconciliation of EBITDA before Extraordinary Item to Net Income (In Thousands)

	Six Months Ended June 30,
	2002	2003
EBITDA before Extraordinary Item	$173,940	$206,716
Less: Depreciation and Amortization	51,509	60,714
Interest Expense, Net	65,668	71,962
Provision for Income Taxes	24,256	32,623
Cumulative Effect of Change in Accounting Principle	6,396	—

Net Income	$26,111	$41,417

Revenue

        Consolidated storage revenues increased $41.4 million, or 11.2%, to $411.8 million for the six months ended June 30, 2003. The increase was primarily attributable to internal revenue growth of 8.3% resulting from net increases in records and other media stored by existing customers, sales to new customers and acquisitions. The net effect of foreign currency translation on storage revenues was an increase in revenue of $4.3 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Argentine peso and the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $24.8 million, or 9.0%, to $299.3 million for the six months ended June 30, 2003. The increase was primarily attributable to internal revenue growth of 5.1% resulting from net increases in service and storage material sales to existing customers and sales to new customers, foreign currency exchange rate fluctuations and acquisitions. The net effect of foreign currency translation on service and storage material sales revenues was an increase in revenue of $4.2 million. This was a result of a strengthening of the British pound sterling, the Canadian dollar, and the Euro against the U.S. dollar, offset by a weakening of the Argentine peso and the Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $66.2 million, or 10.3%, to $711.1 million. Internal revenue growth for the six months ended June 30, 2003 was 7.0%. We calculate internal revenue growth in local currency for our international operations.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
					Six Months Ended June 30,
	Six Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
Labor	$156,287	$161,486	$5,199	3.3%	24.2%	22.7%	(1.5)%
Facilities	94,685	101,187	6,502	6.9%	14.7%	14.2%	(0.5)%
Transportation	27,540	30,804	3,264	11.9%	4.3%	4.3%	0.0%
Product Cost of Sales	16,646	15,386	(1,260)	(7.6)%	2.6%	2.2%	(0.4)%
Other	12,695	13,320	625	4.9%	2.0%	1.9%	(0.1)%

	$307,853	$322,183	$14,330	4.7%	47.7%	45.3%	(2.4)%

Labor

        The dollar increase in labor expense is primarily attributable to increases in headcount and changes in our labor mix resulting from the expansion of our secure shredding operations. In addition, our domestic operations, which comprise approximately 75% of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and increases in medical insurance expense of $0.9 million. The increase in labor expenses was substantially offset by reductions in incentive compensation expenses due to changes in our estimates of those expenses during the first quarter of 2003.

Facilities

        The largest component of our facilities cost is rent expense, which decreased $3.0 million for the six months ended June 30, 2003 primarily as a result of our consolidating 31 properties owned by our Variable Interest Entities during the third and fourth quarter of 2002. The leases associated with these properties were accounted for as operating leases prior to December 31, 2002. We recorded $5.0 million of rent expense for these 31 properties during the six months ended June 30, 2002 and no rent expense in 2003. Rather than rent expense, we recorded interest expense and depreciation expense associated with these properties for the six months ended June 30, 2003. In addition, we reduced the number of leased facilities we occupy by nine as of June 30, 2003 compared to June 30, 2002 due to our exiting less desirable facilities in connection with our rationalization of properties related to the Pierce Leahy merger. The decrease in rent is offset by increased rent in our European operations of $2.4 million primarily attributable to a new facility and properties acquired through an acquisition.

        The dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $4.1 million, $2.6 million, and $1.1 million, respectively, for the six months ended June 30, 2003 compared to the six months ended June 30, 2002.

Transportation

        Our transportation expenses are influenced by several variables including total number of vehicles in our fleet, the number of owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. Operating lease expense increased $1.0 million for the six months ended June 30, 2003, compared to the six months ended June 30, 2002, as a result of an increased percentage of vehicles within our fleet being under operating leases. For the six months ended June 30, 2003, domestic fuel expense increased $0.9 million due to an increase in the average price per gallon of fuel of approximately 20% in 2003 and an increase in the size of our fleet. Our subcontracted courier fees were flat year over year due to better management of internal transportation resources. We experienced a $0.9 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the six months ended June 30, 2003 was lower than the six months ended June 30, 2002 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
					Six Months Ended June 30,
	Six Months Ended June 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
General and Administrative	$90,072	$99,062	$8,990	10.0%	14.0%	13.9%	(0.1)%
Sales, Marketing & Account Management	42,411	52,524	10,113	23.8%	6.6%	7.4%	0.8%
Information Technology	26,823	33,635	6,812	25.4%	4.2%	4.7%	0.5%
Bad Debt Expense	8,200	2,069	(6,131)	(74.8)%	1.3%	0.3%	(1.0)%

	$167,506	$187,290	$19,784	11.8%	26.0%	26.3%	0.3%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in wages due to normal inflation and merit increases and an increase in medical expenses. We also experienced a $3.0 million increase in general and administrative expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions and includes approximately $0.9 million associated with the strengthening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. These increases were offset by decreases in professional fees and office facilities.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the six months ended June 30, 2003. Throughout 2002 and 2003, we continued to invest in the expansion and improvement of our sales force. We added more than 52 new sales and marketing employees since June 30, 2002, a 12% increase in headcount, increased our account management force and initiated several new marketing and promotional efforts in 2003 to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses.

Information Technology

        Information technology expenses increased $6.8 million for the six months ended June 30, 2003 principally due to higher compensation costs resulting from increased headcount and normal inflation and merit increases of $3.4 million as well as $0.8 million of additional costs primarily incurred for expanding bandwidth and international connectivity. Additionally, as our digital initiatives mature, more of our efforts are maintenance related and capitalizable expenditures are decreasing, which resulted in an increase in information technology costs of $2.7 million. These increased costs were offset by a reduction of $0.5 million realized through reduced technology equipment lease expenses.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 is primarily attributable to the centralization of our collection efforts within our divisions.

Depreciation, Amortization, Merger-Related Expenses and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $9.2 million, or 17.9%, to $60.7 million (8.5% of consolidated revenues) for the six months ended June 30, 2003 from $51.5 million (8.0% of consolidated revenues) for the six months ended June 30, 2002. Depreciation expense increased $8.3 million, primarily due to the additional depreciation expense related to capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $2.8 million during the six months ended June 30, 2003 as a result of software and hardware assets placed in service throughout 2002. The consolidation of the properties owned by our Variable Interest Entities during 2002 resulted in $1.9 million of additional depreciation in the six months ended June 30, 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and included system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.6 million for the six months ended June 30, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated (gain) loss on disposal/writedown of property, plant and equipment, net consisted of $2.5 million gain on the sale of a property in Texas, offset by disposals and asset writedowns of $2.5 million in 2003 and a gain of $2.1 on the sale of a property held by one of our European subsidiaries in 2002.

IRON MOUNTAIN INCORPORATED

Interest Expense, Net

        Consolidated interest expense, net increased $6.3 million, or 9.6%, to $72.0 million for the six months ended June 30, 2003 from $65.7 million for the six months ended June 30, 2002. This increase was primarily attributable to $6.9 million of interest expense associated with real estate term loans held by our Variable Interest Entities that were consolidated in the second half of 2002, as well as an increase in our overall weighted average outstanding borrowings. These increases were offset by a decline in our overall weighted average interest rate resulting from a general decline in interest rates coupled with our refinancing efforts.

Other Income, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Six Months Ended June 30,
	2002	2003	Change
Foreign currency transaction gains	$(6,274)	$(23,635)	$(17,361)
Debt extinguishment expense	1,222	15,665	14,443
Other, net	96	(12)	(108)

	$(4,956)	$(7,982)	$(3,026)

        Foreign currency gains of $23.6 million based on period-end exchange rates were recorded in the six months ended June 30, 2003 primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary and Canadian dollar borrowings under our revolving credit facility.

        During the six months ended June 30, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes") resulting in a charge of $1.8 million and the remaining outstanding principal amount of our 8 3/4% notes resulting in a charge of $13.8 million. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing costs. During the six months ended June 30, 2002, we recorded a charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our credit facility. The charge consisted primarily of the write-off of unamortized deferred financing costs. Effective January 1, 2003, we have reflected these charges to other (income) expense, net in accordance with recent changes in accounting pronouncements.

Provision for Income Taxes

        The effective rate was 42.4% for the six months ended June 30, 2003 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). A Massachusetts tax increase, retroactive to January 1, 2002, increased the provision for income taxes for the first six months of 2003 by 1.1%. The effective rate projected for 2003 is 42.0%. The effective rate was 41.2% for the six months ended June 30, 2002. There may be future volatility with respect to our effective rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes during 2003.

Minority Interest and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $2.9 million (0.4% of consolidated revenues) for the six months ended June 30, 2003 compared to $2.1 million (0.3% of consolidated revenues) for the six months ended June 30, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The increase is primarily a result of the improved profitability of our European business.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets".

Net Income

        As a result of the foregoing factors, consolidated net income increased $15.3 million, or 58.6%, to $41.4 (5.8% of consolidated revenues) for the six months ended June 30, 2003 from net income of $26.1 million (4.0% of consolidated revenues) for the six months ended June 30, 2002.

EBITDA

        As a result of the foregoing factors, consolidated EBITDA before Extraordinary Items increased $32.8 million, or 18.8%, to $206.7 million (29.1% of consolidated revenues) for the six months ended June 30, 2003 from $173.9 million (27.0% of consolidated revenues) for the six months ended June 30, 2002.

Segment Analysis (In Thousands)

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Six Months Ended
June 30, 2003	$501,597	$123,265	$71,828	$14,391
June 30, 2002	465,370	117,154	50,426	11,968

Increase in Revenues	$36,227	$6,111	$21,402	$2,423

Percentage Increase in Revenues	7.8%	5.2%	42.4%	20.2%
Contribution(1)
Six Months Ended
June 30, 2003	$138,978	$34,453	$16,523	$11,654
June 30, 2002	125,757	30,728	9,328	3,746
Contribution as a Percentage of Segment Revenue
Six Months Ended
June 30, 2003	27.7%	28.0%	23.0%	81.0%
June 30, 2002	27.0%	26.2%	18.5%	31.3%

(1)
See Note 9 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Business Records Management

        Revenue in our business records management segment increased 7.8% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions, and was offset by lower special project service revenue and lower permanent removal and destruction fees during 2003. In addition, favorable currency fluctuations during the six months ended June 30, 2003 in Canada increased revenue $3.3 million when compared to the six months ended June 30, 2002. Contribution as a percent of segment revenue increased primarily due to lower bad debt expense which was partially offset by higher property taxes, utilities and our continuing investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the six months ended June 30, 2003 of $34.6 million compared to $33.0 million for the six months ended June 30, 2002, (2) foreign currency gains of $25.9 million and $1.6 million for the six months ended June 30, 2003 and 2002, respectively and (3) a gain on disposal/writedown of property plant and equipment, net of $1.8 million for the six months ended June 30, 2003.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 5.2% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to reduced bad debt expense, increased product sales margins and improved labor management. This increase was partially offset by increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the six months ended June 30, 2003 of $6.6 million compared to $6.4 million for the six months ended June 30, 2002 and (2) a loss on disposal/writedown of property plant and equipment, net of $1.7 million for the six months ended June 30, 2003.

International

        Revenue in our international segment increased 42.4% primarily due to increased sales efforts and a large service project in the United Kingdom, as well as, acquisitions completed in Europe and South America in the fourth quarter of 2002 and the first quarter of 2003. Favorable currency fluctuations during the six months ended June 30, 2003 in Europe increased revenue, as measured in U.S. dollars, by $6.8 million compared to the six months ended June 30, 2002. This increase was offset by $1.7 million of unfavorable currency fluctuations in South America during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from both our European and South American operations and overall increased overhead utilization. This increase was partially offset by increased rent associated with a new property in Europe. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the six months ended June 30, 2003 of $5.0 million compared to $3.2 million for the six months ended June 30, 2002 and (2) a gain on disposal/writedown of property plant and equipment, net of $2.1 million for the six months ended June 30, 2002.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the six months ended June 30, 2002 and 2003 (in thousands).

	2002	2003
Cash flows provided by operating activities	$98,148	$130,657
Cash flows used in investing activities	(116,642)	(129,840)
Cash flows provided by financing activities	23,030	120,341
Cash and cash equivalents at the end of period	$26,055	$177,863

        Net cash provided by operating activities was $130.7 million for the six months ended June 30, 2003 compared to $98.1 million for the six months ended June 30, 2002. The increase resulted primarily from an increase in operating income and by working capital variations primarily associated with increased accounts receivable collections and decreased disbursements to vendors.

        We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate; (2) acquisitions; and (3) customer relationship and acquisition costs. Cash paid for these investments during the six months ended June 30, 2003 amounted to $106.0 million, $24.1 million (net of cash acquired) and $4.7 million, respectively. These investments have been funded primarily through cash flows from operations, borrowings under our revolving credit facilities and other financing transactions. In addition, we received proceeds from sales of property and equipment of $6.3 and $6.4 million in the six months ended June 30, 2002 and 2003, respectively. Excluding any potential acquisitions, we expect to invest between $190.0 million and $215.0 million on capital expenditures for the 2003 fiscal year.

        Net cash provided by financing activities of $120.3 million for the six months ended June 30, 2003 primarily related to proceeds from the issuance of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4 notes") and 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8 notes") totaling $455.6 million, offset by the early retirement of our 9 1/8% and 8 3/4% notes totaling $254.4 million and a net decrease in debt under our credit facilities and other debt of $88.0 million.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2003 was comprised of the following (in thousands):

Revolving Credit Facility due 2005	$—
Term Loan due 2008	249,250
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	125,620
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,647
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	481,086
7 3/4% Senior Subordinated Notes due 2015	441,787
6 5/8% Senior Subordinated Notes due 2016	150,000
Real Estate Term Loans	202,647
Real Estate Mortgages	15,850
Seller Notes	12,085
Other	47,298

Long-term Debt	1,875,270
Less Current Portion	(52,895)

Long-term Debt, Net of Current Portion	$1,822,375

        Our key bond leverage ratio of indebtedness to Adjusted EBITDA, as calculated per our bond indentures, increased to 5.1 as of June 30, 2003 from 4.8 as of December 31, 2002. The increase was primarily attributable to our offering of $150 million of our 6 5/8% notes completed in June 2003. The proceeds of this offering were included in cash and cash equivalents as of June 30, 2003, since we did not complete the redemption of a portion of our Subsidiary notes and the acquisition of the information management services business of Hays plc ("Hays IMS") until July 2003. We expect this ratio to increase in the short-term due to additional borrowings under our revolving credit facility in July 2003 to finance the remaining portion of the purchase price of the Hays IMS acquisition. We expect that Iron Mountain Europe Limited ("IME"), our European joint venture, will obtain permanent financing to repay all or a portion of the funding received by us, which will ultimately have the effect of reducing this expected increase in our bond leverage ratio. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        As of June 30, 2003, we had no borrowings under our revolving credit facility. We had various outstanding letters of credit totaling $34.5 million. The remaining availability under the revolving credit facility was $365.5 as of June 30, 2003.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of June 30, 2003, we were in compliance in all material respects with all debt covenants.

        In January 2003, we redeemed the remaining $23.2 million of outstanding principal amount of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, with proceeds from our underwritten public offering of $100.0 million in aggregate principal of our 7 3/4% notes. We recorded a charge to other income, net in the accompanying consolidated statement of operations of $1.8 million in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

        In March 2003, we completed two debt exchanges, which resulted in the issuance of $31.3 million in face value of our 7 3/4% notes and the retirement of $30.0 million of our 8 3/4% notes. These non-cash debt exchanges resulted in carryover basis and, therefore, no gain (loss) on extinguishment of debt in accordance with EITF No. 96-19, "Debtor's Accounting for Modification or Exchange of Debt Instruments." These exchanges result in a lower interest rate and, therefore, lower interest expense in future periods, as well as extend the maturity of our debt obligations. From time to time, we may enter into similar exchange transactions that we deem appropriate.

        In April 2003, we completed an underwritten public offering of an additional $300 million in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307.3 million, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, to otherwise redeem the 8 3/4% notes, and for general corporate purposes, including the repayment of borrowings under our revolving credit facility, the repayment of other indebtedness and future acquisitions.

        In April 2003, we received and accepted tenders for $143.3 million of the $220 million aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we redeemed the remaining $76.7 million of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We recorded a charge to other income, net of $13.8 million in the second quarter of 2003 related to the early retirement of the 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

        In June 2003, we completed an underwritten public offering of $150 million in aggregate principal amount of 6 5/8% notes. The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147.5 million, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50 million in aggregate principal amount of the outstanding Subsidary notes and the remainder was used for acquisitions, both of which occurred in July 2003 after our second quarter ended.

        In July 2003, we redeemed $50 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We will record a charge to other (income) expense, net of $5.6 million in the third quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration at closing of 185.5 million pounds sterling ($304.0 million), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration at closing of 14.5 million pounds sterling ($24.0 million). The final purchase price is subject to post-closing adjustments. Both transactions were on a cash and debt free basis.

        We provided the initial financing to IME for all of the consideration associated with the acquisition of the European operations using cash on hand and borrowings under our revolving credit facility. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80 million pounds sterling under our revolving credit agreement to create a natural hedge. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100 million pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162.8 million in exchange for 100 million pounds sterling. We have not designated these swaps as hedges and will record all mark to market fluctuations of the swaps as a foreign currency gain or loss in future consolidated statements of operations. IME is currently obtaining permanent financing to repay all or a portion of the funding received from us.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        In December 2000, January 2001 and May 2001, we and the variable interest entities, which we now consolidate, entered into a total of four derivative financial contracts, which are variable-for-fixed swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        After consideration of the swap contracts mentioned above, as of June 30, 2003, we had $153.5 million of variable rate debt outstanding with a weighted average variable interest rate of 4.04%, and $1,721.8 million of fixed rate debt outstanding. 86% of our total debt outstanding is fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, such increase would have had a negative impact on our net income for the six months ended June 30, 2003 by $0.6 million. See Note 7 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 30, 2003 included in this Form 10-Q.

Currency Risk

        Our investments in IME, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. Our currency exposures to intercompany borrowings are unhedged. At June 30, 2003, we did not have any outstanding foreign currency hedging contracts.

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

Item 4. Controls and Procedures

  (a)    Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)    Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the second fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, including any corrective actions taken with regard to any significant deficiencies or material weaknesses.

IRON MOUNTAIN INCORPORATED

Part II. Other Information

Item 1. Legal Proceedings

        The following are the material developments for the quarter ended June 30, 2003 in the proceedings described in our Annual Report on Form 10-K/A for the year ended December 31, 2002. The arbitration proceeding against J. Peter Pierce, which was commenced before the Philadelphia Office of the American Arbitration Association, was transferred by agreement of the parties to ADR Options, Inc. The arbitrator has started the arbitration hearings and it is expected that the arbitration hearings will be concluded in November, 2003. We have denied the material allegations in the complaint filed against us by Hartford Windsor Associates, L.P. et al. and have since filed counterclaims against the plaintiffs alleging tortious interference with our business relationship with one of our longstanding customers.

Item 4. Submission of Matters to a Vote of Security-Holders

        The following matters were voted on by our shareholders at the Annual Meeting of Shareholders held on May 22, 2003 (the "2003 Annual Meeting").

(a)   Election of Class III Directors

        Election of three (3) Class III directors to serve until the Year 2006 Annual Meeting of Shareholders, or until their successors are elected and qualified.

	Total Vote For Each Director	Total Vote Withheld From Each Director	Broker Non-votes
Kent P. Dauten	76,167,448	1,827,114	0
Arthur D. Little	76,097,993	1,896,569	0
C. Richard Reese	75,489,948	2,504,614	0

        The following directors' terms continued after the 2003 Annual Meeting: Clarke H. Bailey, Constantin R. Boden, Eugene B. Doggett, B. Thomas Golisano, John F. Kenny, Jr., and Vincent J. Ryan.

(b)   Approval of the Adoption of the Iron Mountain Incorporated 2003 Employee Stock Purchase Plan

For	Against	Abstain
77,407,882	434,816	151,864

(c)   Approval of the Adoption of the Iron Mountain Incorporated 2003 Senior Executive Incentive Program

For	Against	Abstain
76,135,361	1,702,541	156,660

Item 6. Exhibits and Reports on Form 8-K

  (a)    Exhibits

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  (b)    Reports on Form 8-K

        On June 16, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce (1) the Company's proposed underwritten public offering of $150 million in aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2016 and (2) that IME was participating in a process for the sale of, and had made a proposal to acquire Hays IMS.

        On June 18, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to (1) attach the Underwriting Agreement dated June 17, 2003 between the Company, certain of the Company's subsidiaries and certain underwriters as an exhibit and (2) to announce the pricing of the Company's underwritten public offering of $150 million in aggregate principal amount of 6 5/8% Senior Subordinated Notes due 2016 at 100% of par.

        On July 31, 2003, the Company furnished a Current Report on Form 8-K under Items 7 and 12 to announce its second quarter 2003 financial results.

        On July 31, 2003, the Company filed a Current Report on Form 8-K under Item 2 to announce the acquisition of Hays IMS by the Company and IME.

IRON MOUNTAIN INCORPORATED

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 14, 2003 (date)	By:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

Index
  Part I. Financial Information
  Item 1. Unaudited Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS (In Thousands, except Share and Per Share Data) (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data) (Unaudited)
CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, except Per Share Data) (Unaudited)
CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
IRON MOUNTAIN INCORPORATED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In Thousands, Except Share and Per Share Data) (Unaudited)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 6. Exhibits and Reports on Form 8-K