Form 10-Q
period 2003-09-30
IRON MOUNTAIN INC/PA
filed 2003-11-14
CIK 1020569

Use these links to rapidly review the document
IRON MOUNTAIN INCORPORATED Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒    No ☐

        Number of shares of the registrant's Common Stock at November 3, 2003:  85,362,615

IRON MOUNTAIN INCORPORATED

Index

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2002	September 30, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$56,292	$23,544
Accounts receivable (less allowances of $20,274 and $22,657, respectively)	225,416	276,391
Deferred income taxes	34,192	35,200
Prepaid expenses and other	51,140	60,983

Total Current Assets	367,040	396,118
Property, Plant and Equipment:
Property, plant and equipment	1,577,588	1,897,790
Less—Accumulated depreciation	(338,400)	(424,314)

Net Property, Plant and Equipment	1,239,188	1,473,476
Other Assets, net:
Goodwill	1,544,974	1,726,402
Customer relationships and acquisition costs	48,213	102,026
Deferred financing costs	19,358	21,145
Other	11,882	20,374

Total Other Assets, net	1,624,427	1,869,947

Total Assets	$3,230,655	$3,739,541

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$69,732	$60,812
Accounts payable	76,115	77,958
Accrued expenses	168,025	195,087
Deferred revenue	95,188	101,989
Other current liabilities	18,902	37,280

Total Current Liabilities	427,962	473,126
Long-term Debt, net of current portion	1,662,365	2,002,160
Other Long-term Liabilities	35,433	30,501
Deferred Rent	19,438	20,274
Deferred Income Taxes	78,464	118,944
Commitments and Contingencies (Note 10)
Minority Interests	62,132	72,186
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 85,049,624 shares and 85,338,864 shares, respectively)	850	853
Additional paid-in capital	1,020,522	1,031,075
Deferred compensation	(70)	(3,578)
(Accumulated deficit) Retained earnings	(45,403)	10,808
Accumulated other comprehensive items, net	(31,038)	(16,808)

Total Shareholders' Equity	944,861	1,022,350

Total Liabilities and Shareholders' Equity	$3,230,655	$3,739,541

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2002	2003
Revenues:
Storage	$191,377	$222,973
Service and storage material sales	141,736	158,785

Total Revenues	333,113	381,758
Operating Expenses:
Cost of sales (excluding depreciation)	153,858	171,355
Selling, general and administrative	83,986	98,087
Depreciation and amortization	28,950	33,197
Merger-related expenses	190	—
Loss on disposal/writedown of property, plant and equipment, net	139	1,870

Total Operating Expenses	267,123	304,509
Operating Income	65,990	77,249
Interest Expense, Net	36,017	38,790
Other Expense, Net	2,648	10,343

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	27,325	28,116
Provision for Income Taxes	11,241	12,012
Minority Interest in Earnings of Subsidiaries, Net	387	1,310

Net Income	$15,697	$14,794

Net Income per Share:
Net Income per Share—Basic	$0.19	$0.17

Net Income per Share—Diluted	$0.18	$0.17

Weighted Average Common Shares Outstanding—Basic	84,769	85,303

Weighted Average Common Shares Outstanding—Diluted	85,997	86,726

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Revenues:
Storage	$561,797	$634,773
Service and storage material sales	416,234	458,066

Total Revenues	978,031	1,092,839
Operating Expenses:
Cost of sales (excluding depreciation)	461,711	493,538
Selling, general and administrative	251,492	285,377
Depreciation and amortization	80,459	93,911
Merger-related expenses	770	—
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,921)	1,886

Total Operating Expenses	792,511	874,712
Operating Income	185,520	218,127
Interest Expense, Net	101,685	110,752
Other (Income) Expense, Net	(2,308)	2,361

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	86,143	105,014
Provision for Income Taxes	35,497	44,635
Minority Interest in Earnings of Subsidiaries, Net	2,442	4,168

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	48,204	56,211
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—

Net Income	$41,808	$56,211

Net Income per Share—Basic:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.57	$0.66
Cumulative Effect of Change in Accounting Principle	(0.08)	—

Net Income per Share—Basic	$0.49	$0.66

Net Income per Share—Diluted:
Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	$0.56	$0.65
Cumulative Effect of Change in Accounting Principle	(0.07)	—

Net Income per Share—Diluted	$0.49	$0.65

Weighted Average Common Shares Outstanding—Basic	84,558	85,211

Weighted Average Common Shares Outstanding—Diluted	86,026	86,690

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2003
Cash Flows from Operating Activities:
Net income	$41,808	$56,211
Adjustments to reconcile net income to income from continuing operations before cumulative effect of change in accounting principle:
Cumulative effect of change in accounting principle (net of minority interest)	6,396	—

Income from continuing operations before cumulative effect of change in accounting principle	48,204	56,211
Adjustments to reconcile income from continuing operations before cumulative effect of change in accounting principle to cash flows provided by operating activities:
Minority interests, net	2,442	4,168
Depreciation	76,835	88,921
Amortization (includes deferred financing costs and bond discount of $3,691 and $2,939, respectively)	7,315	7,929
Provision for deferred income taxes	33,111	40,738
Loss on early extinguishment of debt	1,222	21,175
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,921)	1,886
Gain on foreign currency and other, net	(3,513)	(18,024)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(8,230)	(14,880)
Prepaid expenses and other current assets	8,898	5,098
Accounts payable	(3,845)	(6,516)
Accrued expenses, deferred revenue and other current liabilities	10,707	(2,014)
Other assets and long-term liabilities	1,223	(1,073)

Cash Flows Provided by Operating Activities	172,448	183,619
Cash Flows from Investing Activities:
Capital expenditures	(142,018)	(148,039)
Cash paid for acquisitions, net of cash acquired	(22,969)	(378,803)
Additions to customer relationship and acquisition costs	(6,841)	(8,638)
Investment in convertible preferred stock	—	(1,357)
Proceeds from sales of property and equipment	6,331	6,621

Cash Flows Used in Investing Activities	(165,497)	(530,216)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(428,954)	(485,408)
Proceeds from borrowings and term loans	426,528	626,029
Early retirement of senior subordinated notes	—	(306,439)
Net proceeds from sales of senior subordinated notes	—	455,590
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(2,859)	20,099
Other, net	4,487	3,165

Cash Flows (Used in) Provided by Financing Activities	(798)	313,036
Effect of Exchange Rates on Cash and Cash Equivalents	85	813

Increase (Decrease) in Cash and Cash Equivalents	6,238	(32,748)
Cash and Cash Equivalents, Beginning of Period	21,359	56,292

Cash and Cash Equivalents, End of Period	$27,597	$23,544

Supplemental Information (Note 2)

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

        The consolidated balance sheet presented as of December 31, 2002 has been derived from the consolidated financial statements that have been audited by our independent auditors. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 presentation.

(2) Summary of Significant Accounting Policies

  a.
  Goodwill and Other Intangible Assets

        We apply the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives.

        Upon adoption of SFAS No. 142, as of January 1, 2002, we recorded a charge of $6,396 (net of minority interest of $8,487), that was reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge related to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2002 and noted no impairment of goodwill at our reporting units as of that date. As of September 30, 2003, no factors were identified that would alter this assessment and we are in the process of completing our annual 2003 assessment, utilizing data as of October 1, 2003.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended September 30, 2003 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2002	$1,151,760	$237,178	$154,665	$1,371	$1,544,974
Goodwill acquired during the year	47,327	6,391	106,979	—	160,697
Adjustments to purchase reserves	(309)	(52)	66	—	(295)
Fair value adjustments	(168)	(150)	(4,458)	—	(4,776)
Other adjustments and currency effects	18,874	8	6,920	—	25,802

Balance as of September 30, 2003	$1,217,484	$243,375	$264,172	$1,371	$1,726,402

        The components of our amortizable intangible assets at September 30, 2003 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$114,918	$12,892	$102,026
Non-Compete Agreements	20,943	18,832	2,111
Deferred Financing Costs	26,177	5,032	21,145

Total	$162,038	$36,756	$125,282

  b.
  Stock Based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result we began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Net income, as reported	$15,697	$14,794	$41,808	$56,211
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	—	380	—	502
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(675)	(881)	(2,184)	(2,061)

Net income, pro forma	$15,022	$14,293	$39,624	$54,652

Earnings per share:
Basic—as reported	0.19	0.17	0.49	0.66
Basic—pro forma	0.18	0.17	0.47	0.64
Diluted—as reported	0.18	0.17	0.49	0.65
Diluted—pro forma	0.18	0.17	0.46	0.63

        The weighted average fair value of options granted for the nine months ended September 30, 2002 and 2003 was $9.31 and $10.97 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumptions	Nine Months Ended September 30, 2002	Nine Months Ended September 30, 2003
Expected volatility	25.0%	27.3%
Risk-free interest rate	4.28	2.85
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years
  c.
  Income (Loss) Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,228,121 shares and 1,467,641 shares for the three and nine months ended September 30, 2002 and 1,423,341 shares and 1,478,821 shares for the three and nine months ended September 30, 2003, respectively.

        For the three months ended September 30, 2002 and 2003, 491,899 and 307,176, respectively, potential common shares have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

  d.
  Supplemental Cash Flow Information

        For the nine months ended September 30, 2002 and 2003, cash payments for interest were $96,763 and $95,043, respectively, and cash payments for income taxes were $1,810 and $3,967, respectively.

  e.
  New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 145 on January 1, 2003. Gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. Losses on early extinguishment of debt of $0 and $1,222 for the three and nine months ended September 30, 2002 and $5,510 and $21,175 for the three and nine months ended September 30, 2003, respectively, are included in other income, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

(3) Comprehensive Income (Loss)

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income (loss), including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income (loss) is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Comprehensive Income (Loss):
Net Income	$15,697	$14,794	$41,808	$56,211
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,490	656	3,315	11,093
Unrealized (Loss) Gain on Hedging Contracts, Net of Tax	(4,645)	3,377	(7,782)	2,987
Unrealized Gain on Securities, Net of Tax	—	46	—	150

Comprehensive Income	$14,542	$18,873	$37,341	$70,441

(4) Variable Interest Entities

        During the third quarter of 2002 we changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") at such time and prospectively for new property acquisitions added to VIE III. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities"). These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities as of December 31, 2002. As a result of the consolidation of our Variable Interest Entities, (1) rent expense decreased $214 and interest expense and depreciation increased $3,377 and $945, respectively, in our consolidated statement of operations for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, and (2) rent expense decreased $5,261 and interest expense and depreciation increased $10,291 and $2,835, respectively, in our consolidated statement of operations for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002.

(5) Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction.

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $16,038 ($8,444 recorded in accrued expenses and $7,594 recorded in other long-term liabilities), $5,851 and $10,187, respectively, as of September 30, 2003. For the three and nine months ended September 30, 2002, we recorded additional interest expense of $1,881 and $5,560, respectively, resulting from interest rate swap settlements. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $2,198 and $6,471, respectively, resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $1,803 ($1,406 recorded in accrued expenses and $397 recorded in other long-term liabilities), $658 and $1,145, respectively, as of September 30, 2003. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective, and therefore no ineffectiveness was recorded in earnings. As a result of the consolidation of one of the Other Variable Interest Entities ("VIE I") on December 31, 2002, we consolidated the real estate term loans of VIE I and the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions. As a result, this interest rate swap agreement was deemed to be no longer effective on a prospective basis. For the three and nine months ended September 30, 2002, we recorded additional rent expense of $452 and $1,330, respectively, resulting from the settlements associated with this interest rate swap agreement. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $539 and $1,541, respectively, resulting from the settlements associated with this interest rate swap agreement.

        Also, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $12,820 ($4,768 recorded in accrued expenses and $8,052 recorded in other long-term liabilities), $4,677 and $8,143, respectively, as of September 30, 2003. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $1,231 and $3,576, respectively, resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

        We provided the initial financing totaling 190,459 British pounds sterling to Iron Mountain Europe Limited ("IME"), our European joint venture, for all of the consideration associated with the acquisition of the European operations of the information management services business of Hays plc ("Hays IMS") using cash on hand and borrowings under our revolving credit facility. IME is currently seeking permanent financing to repay all or a portion of the funding provided by us. We recorded a foreign currency gain of $6,892 in other (income) expense, net for this intercompany balance as of September 30, 2003. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $2,584 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the three months ended September 30, 2003. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162,800 in exchange for 100,000 British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability and the associated swap cost of $6,180 in accrued expenses as of September 30, 2003 and for the three and nine months ended September 30, 2003, we recorded $6,180 in other (income) expense, net in the accompanying consolidated statements of operations.

(6) Acquisitions

        During the nine months ended September 30, 2003, we purchased substantially all of the assets, and assumed certain liabilities, of seven businesses.

        In July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 191,000 pounds sterling ($311,000), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 14,500 pounds sterling ($24,000). These aggregate cash considerations included an amount of $5,070 associated with the final post-closing purchase price adjustment, which was paid to IME by Hays plc in October 2003 after our third quarter ended. Both transactions were on a cash and debt free basis.

        A summary of the consideration paid and the allocation of the purchase price of all 2003 acquisitions is as follows:

Cash Paid (net of cash acquired)(1)	$378,803
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	256,828
Liabilities Assumed(3)	(38,722)

Total Fair Value of Identifiable Net Assets Acquired	218,106

Recorded Goodwill	$160,697

(1)
Includes $5,070 associated with the final post-closing purchase price adjustment, which was paid to IME by Hays plc in October 2003 after our third quarter ended.

(2)
Primarily represents accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements, and customer relationship assets.

(3)
Primarily represents accounts payable, accrued expenses and deferred revenue.

        Each of the 2003 acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates.

        Allocation of the purchase price for the 2003 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2003 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2003 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2002	Nine Months Ended September 30, 2003
Reserves, Beginning Balance	$16,225	$9,906
Reserves Established	4,963	1,033
Expenditures	(6,745)	(3,696)
Adjustments to Goodwill, including currency effect(1)	(4,537)	(355)

Reserves, Ending Balance	$9,906	$6,888

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At September 30, 2003, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $4,390, severance costs for two people of $521 and other exit costs of $1,977. These accruals are expected to be used prior to September 30, 2004 except for lease losses of $2,432 and severance contracts of $344, both of which are based on contracts that extend beyond one year.

(7) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2002		September 30, 2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility due 2005(1)	$75,360	$75,360	$229,253	$229,253
Term Loan due 2008(1)	249,750	249,750	249,000	249,000
9 1/8% Senior Subordinated Notes due 2007(2)(3)	22,409	24,241	—	—
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")(3)	124,666	138,038	79,392	88,188
8 3/4% Senior Subordinated Notes due 2009(2)(3)	249,727	257,825	—	—
8 1/4% Senior Subordinated Notes due 2011(2)(3)	149,625	154,500	149,659	156,000
8 5/8% Senior Subordinated Notes due 2013(2)(3)	481,097	502,513	481,081	509,726
7 3/4% Senior Subordinated Notes due 2015(2)(3)	100,000	100,000	441,559	448,505
6 5/8% Senior Subordinated Notes due 2016(2)(3)	—	—	150,000	144,000
Real Estate Term Loans(1)	202,647	202,647	202,647	202,647
Real Estate Mortgages(1)	16,262	16,262	15,694	15,694
Seller Notes(1)	12,864	12,864	12,208	12,208
Other(1)	47,690	47,690	52,479	52,479

Total Debt	1,732,097		2,062,972
Less Current Portion	(69,732)		(60,812)

Long-term Debt, Net of Current Portion	$1,662,365		$2,002,160

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2002 and September 30, 2003) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair value of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2002 and September 30, 2003.

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

        As of September 30, 2003, we had $229,253 of borrowings under our revolving credit facility, of which $44,000 was denominated in U.S. dollars and the remaining balance was denominated in British pounds sterling and Canadian dollars in the amount of GBP 80,000 and CDN 70,200, respectively. We also had various outstanding letters of credit totaling $34,098. The remaining availability under the revolving credit facility was $136,649 as of September 30, 2003, and the interest rates in effect ranged from 2.9% to 5.4% as of September 30, 2003.

        Our Variable Interest Entities were financed with real estate term loans (see Note 4). As of September 30, 2003, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were considered indebtedness under the terms of our Parent notes and Subsidiary notes.

        In January 2003, we redeemed the remaining $23,183 of outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, with proceeds from our underwritten public offering of $100,000 in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes"). We recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1,804 in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

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

        In April 2003, we completed an underwritten public offering of an additional $300,000 in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307,340, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, to otherwise redeem the 8 3/4% notes, repay borrowings under our revolving credit facility, and repay other indebtedness and acquisitions.

        In April 2003, we received and accepted tenders for $143,317 of the $220,000 aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we redeemed the remaining $76,683 of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $13,841 in the second quarter of 2003 related to the early retirement of the 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

        In June 2003, we completed an underwritten public offering of $150,000 in aggregate principal amount of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes"). The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147,500, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50,000 in aggregate principal amount of the outstanding Subsidiary notes in the third quarter of 2003 and the remainder was used for acquisitions.

        In July 2003, we redeemed $50,000 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $5,530 in the third quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of September 30, 2003, we were in compliance in all material respects with all material debt covenants and agreements.

(8) Selected Financial Information of Parent, Guarantors and Non-guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of September 30, 2003 and December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002. The Guarantors column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Iron Mountain Canada Corporation ("Canada Company"), the issuer of the Subsidiary notes, and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent also guarantees the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "Non-Guarantors."

	September 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$7,709	$916	$14,919	$—	$23,544
Accounts Receivable	—	200,796	16,437	59,158	—	276,391
Intercompany Receivable	852,934	—	—	13,581	(866,515)	—
Other Current Assets	3,593	64,911	1,743	26,148	(212)	96,183

Total Current Assets	856,527	273,416	19,096	113,806	(866,727)	396,118
Property, Plant and Equipment, Net	—	965,038	92,368	416,070	—	1,473,476
Other Assets, Net:
Long-term Intercompany Receivable	305,671	—	—	98,715	(404,386)	—
Long-term Notes Receivable from Affiliates	1,155,754	—	—	—	(1,155,754)	—
Investment in Subsidiaries	393,444	83,880	—	—	(477,324)	—
Goodwill, Net	—	1,326,875	132,950	256,836	9,741	1,726,402
Other	21,208	66,770	5,954	53,009	(3,396)	143,545

Total Other Assets, Net	1,876,077	1,477,525	138,904	408,560	(2,031,119)	1,869,947

Total Assets	$2,732,604	$2,715,979	$250,368	$938,436	$(2,897,846)	$3,739,541

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$380,127	$100,952	$385,436	$(866,515)	$—
Total Current Liabilities	52,385	235,235	19,098	166,620	(212)	473,126
Long-term Debt, Net of Current Portion	1,649,053	911	132,903	219,293	—	2,002,160
Long-term Intercompany Payable	—	404,386	—	—	(404,386)	—
Long-term Notes Payable to Affiliates	—	1,155,754	—	—	(1,155,754)	—
Other Long-term Liabilities	8,816	141,055	5,345	17,899	(3,396)	169,719
Commitments and Contingencies
Minority Interests	—	—	—	4,667	67,519	72,186
Shareholders' Equity (Deficit)	1,022,350	398,511	(7,930)	144,521	(535,102)	1,022,350

Total Liabilities and Shareholders' Equity	$2,732,604	$2,715,979	$250,368	$938,436	$(2,897,846)	$3,739,541

	December 31, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Intercompany Receivable	36,875	—	—	98,715	(135,590)	—
Long-term Notes Receivable from Affiliates	1,113,752	—	—	—	(1,113,752)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Intercompany Payable	—	135,590	—	—	(135,590)	—
Long-term Notes Payable to Affiliates	—	1,113,752	—	—	(1,113,752)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	Three Months Ended September 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$181,568	$11,823	$29,582	$—	$222,973
Service and Storage Material Sales	—	127,449	10,395	20,941	—	158,785

Total Revenues	—	309,017	22,218	50,523	—	381,758
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	137,406	10,682	23,267	—	171,355
Selling, General and Administrative	(33)	80,236	3,914	13,970	—	98,087
Depreciation and Amortization	4	26,814	1,314	5,065	—	33,197
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,822	48	—	—	1,870

Total Operating Expenses	(29)	246,278	15,958	42,302	—	304,509

Operating Income	29	62,739	6,260	8,221	—	77,249
Interest Expense, Net	5,176	25,890	3,299	4,425	—	38,790
Equity in the Earnings of Subsidiaries	(28,612)	(677)	—	—	29,289	—
Other Expense (Income), Net	8,671	(6,033)	7,766	(61)	—	10,343

Income (Loss) before Provision (Benefit) for Income Taxes and Minority Interest	14,794	43,559	(4,805)	3,857	(29,289)	28,116
Provision (Benefit) for Income Taxes	—	12,268	(2,022)	1,766	—	12,012
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	1,310	—	1,310

Net Income (Loss)	$14,794	$31,291	$(2,783)	$781	$(29,289)	$14,794

	Three Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$166,287	$9,077	$16,013	$—	$191,377
Service and Storage Material Sales	—	121,134	8,848	11,754	—	141,736

Total Revenues	—	287,421	17,925	27,767	—	333,113
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	130,453	9,092	14,313	—	153,858
Selling, General and Administrative	2	73,352	3,525	7,107	—	83,986
Depreciation and Amortization	—	25,594	1,430	1,926	—	28,950
Merger-related Expenses	—	190	—	—	—	190
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	141	(5)	3	—	139

Total Operating Expenses	2	229,730	14,042	23,349	—	267,123

Operating (Loss) Income	(2)	57,691	3,883	4,418	—	65,990
Interest Expense, Net	2,891	27,737	3,622	1,767	—	36,017
Equity in the Earnings of Subsidiaries	(13,824)	(115)	—	—	13,939	—
Other (Income) Expense, Net	(4,766)	1,416	4,870	1,128	—	2,648

Income (Loss) Before Provision for Income Taxes and Minority Interest	15,697	28,653	(4,609)	1,523	(13,939)	27,325
Provision (Benefit) for Income Taxes	—	12,110	(1,907)	1,038	—	11,241
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	387	—	387

Net Income (Loss)	$15,697	$16,543	$(2,702)	$98	$(13,939)	$15,697

	Nine Months Ended September 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$529,554	$33,202	$72,017	$—	$634,773
Service and Storage Material Sales	—	375,045	31,413	51,608	—	458,066

Total Revenues	—	904,599	64,615	123,625	—	1,092,839
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	404,863	31,992	56,683	—	493,538
Selling, General and Administrative	247	241,215	10,991	32,924	—	285,377
Depreciation and Amortization	13	78,178	4,359	11,361	—	93,911
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,674	238	(26)	—	1,886

Total Operating Expenses	260	725,930	47,580	100,942	—	874,712

Operating (Loss) Income	(260)	178,669	17,035	22,683	—	218,127
Interest Expense, Net	9,706	79,387	10,670	10,989	—	110,752
Equity in the Earnings of Subsidiaries	(97,027)	(3,319)	—	—	100,346	—
Other Expense (Income), Net	30,850	(15,632)	(12,293)	(564)	—	2,361

Income Before Provision for Income Taxes and Minority Interest	56,211	118,233	18,658	12,258	(100,346)	105,014
Provision for Income Taxes	—	31,803	8,183	4,649	—	44,635
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	4,168	—	4,168

Net Income	$56,211	$86,430	$10,475	$3,441	$(100,346)	$56,211

	Nine Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$489,370	$26,508	$45,919	$—	$561,797
Service and Storage Material Sales	—	353,560	29,419	33,255	—	416,234

Total Revenues	—	842,930	55,927	79,174	—	978,031
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	393,046	27,775	40,890	—	461,711
Selling, General and Administrative	32	219,417	10,425	21,618	—	251,492
Depreciation and Amortization	—	70,804	4,263	5,392	—	80,459
Merger-related Expenses	—	770	—	—	—	770
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	135	(8)	(2,048)	—	(1,921)

Total Operating Expenses	32	684,172	42,455	65,852	—	792,511

Operating (Loss) Income	(32)	158,758	13,472	13,322	—	185,520
Interest Expense, Net	8,691	76,812	11,041	5,141	—	101,685
Equity in the (Earnings) Losses of Subsidiaries	(52,474)	4,438	—	—	48,036	—
Other Expense (Income), Net	1,943	(3,629)	(1,298)	676	—	(2,308)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	41,808	81,137	3,729	7,505	(48,036)	86,143
Provision for Income Taxes	—	30,812	1,561	3,124	—	35,497
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	2,442	—	2,442

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	41,808	50,325	2,168	1,939	(48,036)	48,204
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$41,808	$50,325	$2,168	$(4,457)	$(48,036)	$41,808

	Nine Months Ended September 30, 2003
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(309)	$156,209	$14,482	$13,237	$—	$183,619
Cash Flows from Investing Activities:
Capital expenditures	—	(112,828)	(6,407)	(28,804)	—	(148,039)
Cash paid for acquisitions, net of cash acquired	—	(65,407)	—	(313,396)	—	(378,803)
Intercompany loans to subsidiaries	(290,090)	(316,357)	—	—	606,447	—
Investment in subsidiaries	(1,655)	(1,655)	—	—	3,310	—
Additions to customer relationship and acquisition costs	—	(6,498)	(546)	(1,594)	—	(8,638)
Investment in convertible preferred stock	—	(1,357)	—	—	—	(1,357)
Proceeds from sales of property and equipment	—	6,555	47	19	—	6,621

Cash Flows Provided by (Used in) Investing Activities	(291,745)	(497,547)	(6,906)	(343,775)	609,757	(530,216)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(442,078)	(489)	(536)	(42,305)	—	(485,408)
Proceeds from borrowings and term loans	529,784	—	49,569	46,676	—	626,029
Early retirement of senior subordinated notes	(254,407)	—	(52,032)	—	—	(306,439)
Net proceeds from sales of senior subordinated notes	455,590	—	—	—	—	455,590
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	20,099	—	20,099
Intercompany loans from parent	—	295,856	(5,998)	316,589	(606,447)	—
Equity contribution from parent	—	1,655	—	1,655	(3,310)	—
Other, net	3,165	—	—	—	—	3,165

Cash Flows Provided by (Used in) Financing Activities	292,054	297,022	(8,997)	342,714	(609,757)	313,036
Effect of exchange rates on cash and cash equivalents	—	—	578	235	—	813

(Decrease) Increase in cash and cash equivalents	—	(44,316)	(843)	12,411	—	(32,748)
Cash and cash equivalents, beginning of period	—	52,025	1,759	2,508	—	56,292

Cash and cash equivalents, end of period	$—	$7,709	$916	$14,919	$—	$23,544

	Nine Months Ended September 30, 2002
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(1,127)	$152,444	$9,226	$11,905	$—	$172,448
Cash Flows from Investing Activities:
Capital expenditures	—	(105,540)	(6,614)	(29,864)	—	(142,018)
Cash paid for acquisitions, net of cash acquired	—	(15,867)	—	(7,102)	—	(22,969)
Intercompany loans to subsidiaries	(2,652)	(17,805)	—	—	20,457	—
Investment in subsidiaries	(688)	(688)	—	—	1,376	—
Additions to customer relationship and acquisition costs	—	(5,986)	(397)	(458)	—	(6,841)
Proceeds from sales of property and equipment	—	771	8	5,552	—	6,331

Cash Flows Provided by (Used in) Investing Activities	(3,340)	(145,115)	(7,003)	(31,872)	21,833	(165,497)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(426,255)	(407)	(400)	(1,892)	—	(428,954)
Proceeds from borrowings and term loans	426,235	—	—	293	—	426,528
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	—	(2,859)	—	(2,859)
Intercompany loans from parent	—	3,399	(906)	17,964	(20,457)	—
Equity contribution from parent	—	688	—	688	(1,376)	—
Other, net	4,487	—	—	—	—	4,487

Cash Flows Provided by (Used in) Financing Activities	4,467	3,680	(1,306)	14,194	(21,833)	(798)
Effect of exchange rates on cash and cash equivalents	—	—	358	(273)	—	85

Increase (Decrease) in cash and cash equivalents	—	11,009	1,275	(6,046)	—	6,238
Cash and cash equivalents, beginning of period	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of period	$—	$22,404	$2,971	$2,222	$—	$27,597

(9) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended September 30, 2002
Revenue	$239,102	$60,490	$27,083	$6,438		$333,113
Contribution	68,878	16,008	5,858	4,525		95,269
Three Months Ended September 30, 2003
Revenue	260,983	63,937	49,780	7,058		381,758
Contribution	74,363	17,691	11,157	9,105		112,316
Nine Months Ended September 30, 2002
Revenue	704,472	177,644	77,509	18,406		978,031
Contribution	194,635	46,736	15,186	8,271		264,828
Total Assets	2,345,191	357,653	293,720	35,678	(1)	3,032,242
Nine Months Ended September 30, 2003
Revenue	762,580	187,202	121,608	21,449		1,092,839
Contribution	213,341	52,144	27,680	20,759		313,924
Total Assets	2,502,547	377,816	715,875	143,303	(1)	3,739,541

(1)
Total corporate & other assets include the inter-segment elimination amount of $1,526,593 and $1,745,805 as of September 30, 2002 and 2003, respectively.

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

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Contribution	$95,269	$112,316	$264,828	$313,924
Less: Depreciation and Amortization	28,950	33,197	80,459	93,911
Merger-related Expenses.	190	—	770	—
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	139	1,870	(1,921)	1,886
Interest Expense, Net.	36,017	38,790	101,685	110,752
Other Expense (Income), Net	2,648	10,343	(2,308)	2,361
Provision for Income Taxes	11,241	12,012	35,497	44,635
Minority Interest in Earnings of Subsidiaries	387	1,310	2,442	4,168
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	6,396	—

Net Income	$15,697	$14,794	$41,808	$56,211

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

        Information about our operations in different geographical areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
Revenues:
United States	$288,105	$309,760	$844,595	$906,616
International	45,008	71,998	133,436	186,223

Total Revenues	$333,113	$381,758	$978,031	$1,092,839

	December 31, 2002	September 30, 2003
Long-lived Assets:
United States	$2,395,018	$2,504,525
International	468,597	838,898

Total Long-lived Assets	$2,863,615	$3,343,423

(10) Commitments and Contingencies

  a.
  Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2002. See our Annual Report on Form 10-K/A for the year ended December 31, 2002 for amounts outstanding at December 31, 2002.

  b.
  Sequedex and Pierce Proceedings

        As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002, in October, 2000, Iron Mountain Information Management, Inc., one of our wholly-owned subsidiaries ("IMIM"), commenced three actions in Middlesex County, New Jersey against three former management employees of IMIM who became employed by or associated with Sequedex LLC ("Sequedex"), alleging that the employees' association with Sequedex breached non-competition and confidentiality agreements that each had signed with IMIM. In addition, these actions asserted claims against Sequedex for tortious interference with the confidentiality and non-competition agreements as well as claims against all defendants for misappropriation and misuse of trade secrets and confidential information. The three individual defendants have denied the material allegations and asserted various affirmative defenses. Sequedex and the individual defendants have also filed counterclaims and third party complaints for tortious interference with certain contracts and prospective business relationships between Sequedex and its actual and potential customers, as well as a claim for trade disparagement and defamation. Sequedex subsequently served, but has not received permission to file, an amended counterclaim and third party complaint that includes an allegation that Sequedex incurred damages caused by our March 28, 2002 filing of the complaint in the action against J. Peter Pierce, Sr. and others. Sequedex claims that IMIM acted maliciously and in bad faith in filing the March 28, 2002 complaint.

        In connection with its proposed amended counterclaim, Sequedex has recently furnished a preliminary statement of damages and answered an interrogatory seeking information concerning the damages that Sequedex alleges it incurred. Sequedex's estimate of compensatory damages is approximately $172,000, and Sequedex has indicated that it intends to seek punitive damages of approximately $1,500,000. Extensive discovery has been conducted in the three cases; on the basis of that discovery, it is our belief that Sequedex has not produced any material evidence that we or IMIM acted wrongfully in any respect. Further, limited discovery has been conducted in respect of Sequedex's damages claim; on the basis of that discovery, we do not believe that Sequedex has any foundation, and we believe that it cannot provide any foundation, for its damages calculations. We believe that the damages calculations submitted by Sequedex are not supported by credible evidence and are subject to serious legal, methodological and factual deficiencies. A trial of the three actions in which the Sequedex counterclaim has been asserted is scheduled to commence in the spring of 2004.

        Discovery is proceeding in each of the cases except the Pierce arbitration (in which the evidence portion of the arbitration has been completed, and final arguments are scheduled for December, 2003). We intend to prosecute these and the related actions vigorously, as well as to similarly defend against the counterclaims and third party complaints. At this time, the outcome of these and the related proceedings cannot be predicted. Based on our present assessment of the situation, after consultation with legal counsel, we believe that the outcome of these and the related proceedings will not have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

  c.
  Other Litigation

        In addition to the matters discussed above, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various insurance policies purchased by us. In the opinion of our management, no other material legal proceedings are pending to which we, or any of our properties, are subject.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2003 and 2002 should be read in conjunction with the consolidated financial statements and footnotes for the three and nine months ended September 30, 2003 included herein, and the year ended December 31, 2002, included in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

Forward Looking Statements

        This quarterly report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and is subject to the safe-harbor created by such Act. Forward-looking statements include our statements regarding our goals, beliefs, strategies, objectives, plans or current expectations. These statements involve known and unknown risks, uncertainties and other factors that may cause the actual results to be materially different from those contemplated in the forward-looking statements. Such factors include, but are not limited to: (i) changes in customer preferences and demand for our services; (ii) changes in the price for our services relative to the cost of providing such services; (iii) the cost and availability of financing for contemplated growth; (iv) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (v) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (vi) the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; (vii) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (viii) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission, or SEC.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in our discounted cash flow models to determine our overall enterprise valuation. Additionally, we use OIBDA and OIBDA Margin to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures of our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, including (1) minority interest in earnings of subsidiaries, net, (2) other (income) expense, net, which primarily consists of extinguishment charges and foreign currency gains and losses, and (3) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003
OIBDA	$94,940	$110,446	$265,979	$312,038
Less: Depreciation and Amortization	28,950	33,197	80,459	93,911

Operating Income	65,990	77,249	185,520	218,127
Less: Interest Expense, Net	36,017	38,790	101,685	110,752
Other Expense (Income), Net	2,648	10,343	(2,308)	2,361
Provision for Income Taxes	11,241	12,012	35,497	44,635
Minority Interest	387	1,310	2,442	4,168
Cumulative Effect of Change in Accounting Principle	—	—	6,396	—

Net Income	$15,697	$14,794	$41,808	$56,211

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

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003
Revenues:
Storage	$191,377	$222,973	$31,596	16.5%
Service and Storage Material Sales	141,736	158,785	17,049	12.0%

Total Revenues	333,113	381,758	48,645	14.6%
Operating Expenses:
Cost of Sales (excluding depreciation)	153,858	171,355	17,497	11.4%
Selling, General and Administrative	83,986	98,087	14,101	16.8%
Depreciation and Amortization	28,950	33,197	4,247	14.7%
Merger-related Expenses	190	—	(190)	(100%)
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	139	1,870	1,731	1245.3%

Total Operating Expenses	267,123	304,509	37,386	14.0%
Operating Income	65,990	77,249	11,259	17.1%
Interest Expense, Net	36,017	38,790	2,773	7.7%
Other Expense, Net	2,648	10,343	7,695	290.6%

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	27,325	28,116	791	2.9%
Provision for Income Taxes	11,241	12,012	771	6.9%
Minority Interest in Earnings of Subsidiaries, Net	387	1,310	923	238.5%

Net Income	$15,697	$14,794	$(903)	(5.8%)

Other Data:
OIBDA(1)	$94,940	$110,446	$15,506	16.3%
OIBDA Margin	28.5%	28.9%

(1)
See "—Non-GAAP Measures-Operating Income Before Depreciation and Amortization, or OIBDA" for definition.

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Three Months Ended September 30,
	2002	2003
Revenues:
Storage	57.5%	58.4%
Service and Storage Material Sales	42.5	41.6

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(46.2)	(44.9)
Selling, General and Administrative	(25.2)	(25.7)
Depreciation and Amortization	(8.7)	(8.7)
Merger-related Expenses	(0.1)	—
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(0.5)

Total Operating Expenses	(80.2)	(79.8)
Operating Income	19.8	20.2
Interest Expense, Net	(10.8)	(10.2)
Other Expense, Net	(0.8)	(2.7)

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	8.2	7.4
Provision for Income Taxes	(3.4)	(3.1)
Minority Interest in Earnings of Subsidiaries, Net	(0.1)	(0.3)

Net Income	4.7%	3.9%

Other Data:
OIBDA Margin(1)	28.5%	28.9%

(1)
See "—Non-GAAP Measures-Operating Income Before Depreciation and Amortization, or OIBDA" for definition.

Revenue

        Consolidated storage revenues increased $31.6 million, or 16.5%, to $223.0 million for the three months ended September 30, 2003. The increase is attributable to internal revenue growth (8.6%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (5.9%), primarily $8.0 million from the operations of the information services business of Hays plc ("Hays IMS"), and foreign currency exchange rate fluctuations (2.0%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $17.0 million, or 12.0%, to $158.8 million for the three months ended September 30, 2003. The increase is attributable to internal revenue growth (2.3%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, acquisitions (7.5%), including revenue from the Hays IMS operations of $6.8 million, and foreign currency exchange rate fluctuations (2.2%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $48.6 million, or 14.6%, to $381.8 million. Internal revenue growth for the three months ended September 30, 2003 was 5.9%. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2001	2002				2003
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	9.6%	8.4%	8.6%	8.6%	8.0%	8.2%	8.4%	8.6%
Service and Storage Material Sales Revenue	10.6%	9.1%	10.0%	15.4%	9.8%	7.5%	2.9%	2.3%
Total Revenue	10.0%	8.7%	9.2%	11.4%	8.8%	7.9%	6.1%	5.9%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged from a high of 9.6% to a low of 8.0%. The most recent three quarters show our storage revenue internal growth rate coming off its two-year low and increasing steadily. We attribute this recent trend to higher growth rates in our international businesses, primarily Europe, stabilized net carton volume growth in our North American records management business and higher growth rates in our digital businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate. The volatility arises from the more discretionary services we offer such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The quarterly growth rates in 2003 were negatively impacted by several factors: (1) large special project service revenue did not achieve the same high levels experienced in the corresponding periods of 2002, (2) product sales, primarily data product sales, decreased and (3) carton destructions and other permanent removals have decreased relative to prior periods. In addition, our off-site data protection business continued to operate in a market experiencing downward pressure on information technology spending as companies look to reduce their costs.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended September 30,				Three Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
Labor	$80,593	$88,490	$7,897	9.8%	24.2%	23.2%	(1.0)%
Facilities	43,507	51,800	8,293	19.1%	13.1%	13.6%	0.5%
Transportation	14,560	16,425	1,865	12.8%	4.4%	4.3%	(0.1)%
Product Cost of Sales	8,530	7,304	(1,226)	(14.4)%	2.6%	1.9%	(0.7)%
Other	6,668	7,336	668	10.0%	2.0%	1.9%	(0.1)%

	$153,858	$171,355	$17,497	11.4%	46.2%	44.9%	(1.3)%

Labor

        Labor expense decreased as a percentage of revenue due to improved labor management and reductions in incentive compensation expenses due to changes in our estimates of those expenses during the third quarter of 2003. These were partially offset by increases in headcount due to growth and acquisitions and the expansion of our secure shredding operations and its associated higher labor mix. In addition, our domestic operations, which comprise the majority of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and increases in medical insurance expense of $0.6 million.

Facilities

        The largest component of our facilities cost is rent expense, which increased $4.4 million for the three months ended September 30, 2003, primarily as a result of increased rent in our European operations of $3.1 million attributable to new facilities and properties occupied through acquisitions, including our acquisition of Hays IMS. In addition, after adjusting for the consolidation of properties owned by our variable interest entities, we have increased the number of leased facilities we occupy domestically by 17 as of September 30, 2003 compared to September 30, 2002 primarily due to acquisitions. Excluding our European operations, the dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $1.0 million, $1.3 million, and $0.5 million, respectively, for the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Facilities expenses in our European operations increased $1.0 million primarily due to the growth of operations and acquisitions for the three months ended September 30, 2003 compared to the three months ended September 30, 2002.

Transportation

        Our transportation expenses, which were flat as a percentage of consolidated revenues, are influenced by several variables including total number of vehicles in our fleet, the number of owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. Domestic operating lease expense increased $0.3 million for the three months ended September 30, 2003 as a result of an increased percentage of vehicles within our fleet subject to operating leases. For the three months ended September 30, 2003, domestic fuel expense increased $0.3 million due to an increase in the average price per gallon of fuel of approximately 15% in 2003 and an increase in the size of our fleet. We experienced a $1.0 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the three months ended September 30, 2003 was lower than the three months ended September 30, 2002 as a percentage of product revenues due to more focused selling efforts on higher margin product and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended September 30,				Three Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
General and Administrative	$45,776	$50,909	$5,133	11.2%	13.7%	13.3%	(0.4)%
Sales, Marketing & Account Management	21,142	29,482	8,340	39.4%	6.3%	7.7%	1.4%
Information Technology	14,126	16,461	2,335	16.5%	4.2%	4.3%	0.1%
Bad Debt Expense	2,942	1,235	(1,707)	(58.0)%	0.9%	0.3%	(0.6)%

	$83,986	$98,087	$14,101	16.8%	25.2%	25.7%	0.5%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in headcount, normal inflation and merit increases and an increase in worker's compensation expenses. We also experienced a $4.4 million increase in general and administrative expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions. The increase in labor expenses was offset by reductions in incentive compensation expenses due to changes in our estimates of those expenses during the third quarter of 2003.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the three months ended September 30, 2003. Throughout 2002 and 2003, we continued to invest in the expansion and improvement of our sales force. Excluding our European operations, we added 75 sales and marketing employees since September 30, 2002, a 20% increase in headcount, increased our account management force and initiated several new marketing and promotional efforts in 2003 to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. In addition, costs associated with our European sales and account management teams have increased by $1.5 million for the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, due to the hiring of new personnel and the integration of the Hays IMS sales force.

Information Technology

        Information technology expenses increased $2.3 million, but remained flat as a percentage of consolidated revenues, for the three months ended September 30, 2003. The dollar increase was principally due to higher compensation costs resulting from increased headcount, normal inflation and merit increases, as well as an increase in external resources offset by reductions in incentive compensation expenses due to changes in our estimates of those expenses during the third quarter of 2003. The net dollar impact was $0.9 million. As our technology initiatives mature, less of our efforts are development related thus decreasing capitalizable expenditures, which results in increased information technology expenses. We also incurred $1.0 million of additional costs for expanding bandwidth and international connectivity and other telecommunication expenses in 2003 as compared to 2002.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the three months ended September 30, 2003 compared to the three months ended September 30, 2002 is primarily attributable to the centralization of our collection efforts within our divisions which resulted in improved cash collections.

Depreciation, Amortization, Merger-Related Expenses and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $4.2 million to $33.2 million (8.7% of consolidated revenues) for the three months ended September 30, 2003 from $29.0 million (8.7% of consolidated revenues) for the three months ended September 30, 2002. Depreciation expense increased $3.8 million, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $1.2 million during the three months ended September 30, 2003 as a result of software and hardware assets placed in service throughout 2002 and 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy Corp. that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.2 million for the three months ended September 30, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated loss on disposal/writedown of property, plant and equipment, net was $1.9 million during the third quarter of 2003 compared to $0.1 million during the third quarter of 2002.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $11.3 million, or 17.1%, to $77.2 million (20.2% of consolidated revenues) for the three months ended September 30, 2003 from operating income of $66.0 million (19.8% of consolidated revenues) for the three months ended September 30, 2002.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $15.5 million, or 16.3%, to $110.4 million (28.9% of consolidated revenues) for the three months ended September 30, 2003 from $94.9 million (28.5% of consolidated revenues) for the three months ended September 30, 2002.

IRON MOUNTAIN INCORPORATED

Interest Expense, Net

        Consolidated interest expense, net increased $2.8 million to $38.8 million (10.2% of consolidated revenues) for the three months ended September 30, 2003 from $36.0 million (10.8% of consolidated revenues) for the three months ended September 30, 2002. This increase was primarily attributable to borrowings under our revolving credit facility and the issuance of our 6 5/8% Senior Subordinated Notes dues 2016 (the "6 5/8% notes") which were used to finance the Hays IMS acquisition. The increase was offset by a decline in our overall weighted average interest rate from 8.5% as of September 30, 2002 to 7.6% as of September 30, 2003 resulting from our refinancing efforts, a higher percentage of variable rate debt and a decline in variable interest rates.

Other Expense, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Three Months Ended September 30,
	2002	2003	Change
Foreign currency transaction losses, net	$2,581	$4,838	$2,257
Debt extinguishment expense	—	5,510	5,510
Other, net	67	(5)	(72)

	$2,648	$10,343	$7,695

        Foreign currency losses of $4.8 million based on period-end exchange rates were recorded in the three months ended September 30, 2003 primarily due to the weakening of the Canadian dollar and the strengthening of the British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, British pound sterling borrowings under our revolving credit facility, and our British pound sterling denominated cross currency swaps.

        During the three months ended September 30, 2003, we redeemed $50.0 million of the outstanding principal amount of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary (the "Subsidiary notes") resulting in a charge of $5.5 million. The charge consisted primarily of redemption premiums and transaction costs, as well as original issue discounts related to these Subsidiary notes.

Provision for Income Taxes

        Our effective tax rate for the three months ended September 30, 2003 was 42.7%. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). The effective tax rate projected for 2003 is 42.4%. The disallowance of certain intercompany interest charges, including a change in Massachusetts tax laws, retroactive to January 1, 2002, increased our provision for income taxes for the three months ended September 30, 2003 by 0.9%. Our effective tax rate was 41.1% for the three months ended September 30, 2002. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes during 2003.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $1.3 million (0.3% of consolidated revenues) for the three months ended September 30, 2003 compared to $0.4 million (0.1% of consolidated revenues) for the three months ended September 30, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The increase is a result of the improved profitability of our European and South American businesses.

Net Income

        As a result of the foregoing factors, consolidated net income decreased $0.9 million, or 5.8%, to $14.8 million (3.9% of consolidated revenues) for the three months ended September 30, 2003 from net income of $15.7 million (4.7% of consolidated revenues) for the three months ended September 30, 2002.

Segment Analysis (In Thousands)

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Three Months Ended
September 30, 2003	$260,983	$63,937	$49,780	$7,058
September 30, 2002	239,102	60,490	27,083	6,438

Increase in Revenues	$21,881	$3,447	$22,697	$620

Percentage Increase in Revenues	9.2%	5.7%	83.8%	9.6%
Contribution(1)
Three Months Ended
September 30, 2003	$74,363	$17,691	$11,157	$9,105
September 30, 2002	68,878	16,008	5,858	4,525
Contribution as a Percentage of Segment Revenue
Three Months Ended
September 30, 2003	28.5%	27.7%	22.4%	129.0%
September 30, 2002	28.8%	26.5%	21.6%	70.3%

(1)
See Note 9 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Business Records Management

        Revenue in our business records management segment increased 9.2% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $4.1 million), and was offset by lower special project service revenue and lower permanent removal fees during 2003. In addition, favorable currency fluctuations during the three months ended September 30, 2003 in Canada increased revenue $2.6 million when compared to the three months ended September 30, 2002. Contribution as a percent of segment revenue decreased primarily due to higher property taxes, utilities and increased investment in our sales and account management force which was partially offset by lower bad debt expense. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended September 30, 2003 of $17.6 million compared to $17.1 million for the three months ended September 30, 2002, (2) foreign currency losses of $3.0 million and $7.2 million for the three months ended September 30, 2003 and 2002, respectively, and (3) a loss on disposal/writedown of property, plant and equipment, net of $1.6 million for the three months ended September 30, 2003.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 5.7% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to increased product sales margins and improved labor management. This increase was partially offset by increased investment in our sales and account management force. Excluded from the calculation of Contribution was depreciation and amortization expense for the three months ended September 30, 2003 of $3.6 million compared to $3.2 million for the three months ended September 30, 2002.

International

        Revenue in our international segment increased 83.8% primarily due to acquisitions completed in Europe, including $10.7 million from the acquisition of Hays IMS, and in South America, as well as increased sales efforts in the United Kingdom. Favorable currency fluctuations during the three months ended September 30, 2003 in Europe increased revenue, as measured in U.S. dollars, by $4.3 million compared to the three months ended September 30, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from both our European and South American operations and overall increased overhead utilization. This increase was partially offset by increased rent associated with new properties in Europe. Excluded from the calculation of Contribution was depreciation and amortization expense for the three months ended September 30, 2003 of $4.4 million compared to $1.8 million for the three months ended September 30, 2002, including $1.3 million associated with the acquisition of Hays IMS in 2003. A foreign currency gain of $0.3 million in the third quarter of 2003 compared to a loss of $1.0 million in the third quarter of 2002 is also excluded from the calculation of Contribution.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003
Revenues:
Storage	$561,797	$634,773	$72,976	13.0%
Service and Storage Material Sales	416,234	458,066	41,832	10.1%

Total Revenues	978,031	1,092,839	114,808	11.7%
Operating Expenses:
Cost of Sales (excluding depreciation)	461,711	493,538	31,827	6.9%
Selling, General and Administrative	251,492	285,377	33,885	13.5%
Depreciation and Amortization	80,459	93,911	13,452	16.7%
Merger-related Expenses	770	—	(770)	(100.0)%
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,921)	1,886	3,807	(198.2)%

Total Operating Expenses	792,511	874,712	82,201	10.4%
Operating Income	185,520	218,127	32,607	17.6%
Interest Expense, Net	101,685	110,752	9,067	8.9%
Other (Income) Expense, Net	(2,308)	2,361	4,669	(202.3)%

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	86,143	105,014	18,871	21.9%
Provision for Income Taxes	35,497	44,635	9,138	25.7%
Minority Interest in Earnings of Subsidiaries, Net	2,442	4,168	1,726	70.7%

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	48,204	56,211	8,007	16.6%
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—	6,396	(100)%

Net Income	$41,808	$56,211	$14,403	34.5%

Other Data:
OIBDA(1)	$265,979	$312,038	$46,059	17.3%
OIBDA Margin	27.2%	28.6%

(1)
See "—Non-GAAP Measures-Operating Income Before Depreciation and Amortization, or OIBDA" for definition.

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Nine Months Ended September 30,
	2002	2003
Revenues:
Storage	57.4%	58.1%
Service and Storage Material Sales	42.6	41.9

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(47.2)	(45.2)
Selling, General and Administrative	(25.7)	(26.1)
Depreciation and Amortization	(8.2)	(8.6)
Merger-related Expenses	(0.1)	—
Gain (Loss) on Disposal/Writedown of Property, Plant and Equipment, Net	0.2	(0.2)

Total Operating Expenses	(81.0)	(80.0)
Operating Income	19.0	20.0
Interest Expense, Net	(10.4)	(10.1)
Other Income (Expense), Net	0.2	(0.2)

Income from Continuing Operations before Provision for Income Taxes and Minority Interest	8.8	9.6
Provision for Income Taxes	(3.6)	(4.1)
Minority Interest in Earnings of Subsidiaries, Net	(0.2)	(0.4)

Income from Continuing Operations before Cumulative Effect of Change in Accounting Principle	4.9	5.1
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(0.7)	—

Net Income	4.3%	5.1%

Other Data:
OIBDA Margin(1)	27.2%	28.6%

(1)
See "—Non-GAAP Measures-Operating Income Before Depreciation and Amortization, or OIBDA" for definition.

Revenue

        Consolidated storage revenues increased $73.0 million, or 13.0%, to $634.8 million for the nine months ended September 30, 2003. The increase is attributable to internal revenue growth (8.5%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (3.0%), primarily $8.0 million from the operations of Hays IMS, and foreign currency exchange rate fluctuations (1.5%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, offset by a weakening of the Mexican peso and Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $41.8 million, or 10.1%, to $458.1 million for the nine months ended September 30, 2003. The increase is attributable to internal revenue growth (4.1%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, acquisitions (4.2%), including revenue from the Hays IMS operations of $6.8 million and foreign currency exchange rate fluctuations (1.8%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, Euro against the U.S. dollar, offset by a weakening of the Mexican peso and Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $114.8 million, or 11.7%, to $1,092.8 million. Internal revenue growth for the nine months ended September 30, 2003 was 6.6%. We calculate internal revenue growth in local currency for our international operations.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
Labor	$236,867	$249,919	$13,052	5.5%	24.2%	22.9%	(1.3)%
Facilities	138,190	152,973	14,783	10.7%	14.1%	14.0%	(0.1)%
Transportation	42,097	47,239	5,142	12.2%	4.3%	4.3%	0.0%
Product Cost of Sales	25,178	22,689	(2,489)	(9.9)%	2.6%	2.1%	(0.5)%
Other	19,379	20,718	1,339	6.9%	2.0%	1.9%	(0.1)%

	$461,711	$493,538	$31,827	6.9%	47.2%	45.2%	(2.0)%

Labor

        Labor expense decreased as a percentage of revenue due to improved labor management and reductions in incentive compensation expenses due to changes in our estimates of those expenses during the third quarter of 2003. These were partially offset by increases in headcount due to growth and acquisitions and the expansion of our secure shredding operations and its associated higher labor mix. In addition, our domestic operations, which comprise the majority of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and increases in medical insurance expense of $1.5 million.

Facilities

        The largest component of our facilities cost is rent expense, which increased $1.3 million for the nine months ended September 30, 2003, primarily as a result of increased rent in our European operations of $5.3 million attributable to new facilities and properties occupied through acquisitions, including our acquisition of Hays IMS. In addition, after adjusting for the consolidation of properties owned by our variable interest entities, we have increased the number of leased facilities we occupy domestically by 17 as of September 30, 2003 compared to September 30, 2002 primarily due to acquisitions. The increase in rent is offset by our consolidating 38 properties owned by our Variable Interest Entities during the third and fourth quarters of 2002. The leases associated with these properties were accounted for as operating leases prior to December 31, 2002. We recorded $5.3 million of rent expense for these 38 properties during the nine months ended September 30, 2002 and no rent expense in 2003. Rather than rent expense, we recorded interest expense and depreciation expense associated with these properties for the nine months ended September 30, 2003. Excluding our European operations, the dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $4.4 million, $3.5 million, and $1.4 million, respectively, for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Facilities expenses in our European operations increased $2.6 million primarily due to the growth of operations and acquisitions for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. On a year to date basis, facilities costs were flat as a percentage of revenues compared to the prior year.

Transportation

        Our transportation expenses, which were flat as a percentage of consolidated revenues, are influenced by several variables including total number of vehicles in our fleet, the number of owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. Domestic operating lease expense increased $1.3 million for the nine months ended September 30, 2003 as a result of an increased percentage of vehicles within our fleet subject to operating leases. For the nine months ended September 30, 2003, domestic fuel expense increased $1.2 million due to an increase in the average price per gallon of fuel of approximately 19% in 2003 and an increase in the size of our fleet, and external courier expenses increased $0.4 million. We experienced a $1.9 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the nine months ended September 30, 2003 was lower than the nine months ended September 30, 2002 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Nine Months Ended September 30,				Three Months Ended September 30,
			Dollar Change	Percent Change
	2002	2003			2002	2003	Variance
General and Administrative	$135,847	$149,971	$14,124	10.4%	13.9%	13.7%	(0.2)%
Sales, Marketing & Account Management	63,552	82,007	18,455	29.0%	6.5%	7.5%	1.0%
Information Technology	40,950	50,096	9,146	22.3%	4.2%	4.6%	0.4%
Bad Debt Expense	11,143	3,303	(7,840)	(70.4)%	1.1%	0.3%	(0.8)%

	$251,492	$285,377	$33,885	13.5%	25.7%	26.1%	0.4%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in headcount, normal inflation and merit increases and an increase in worker's compensation expenses. We also experienced a $7.3 million increase in general and administrative expenses in our European operations, which is primarily attributable to the growth of operations and acquisitions and includes approximately $1.2 million associated with the strengthening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. The increase in labor expenses was offset by decreases in professional fees and general insurance expenses.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the nine months ended September 30, 2003. Throughout 2002 and 2003, we continued to invest in the expansion and improvement of our sales force. Excluding our European operations, we added 75 sales and marketing employees since September 30, 2002, a 20% increase in headcount, increased our account management force and initiated several new marketing and promotional efforts in 2003 to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. In addition, costs associated with our European sales and account management teams have increased by $2.8 million for the nine months ended September 30, 2003 as compared to the nine months ended September 30, 2002, due to the hiring of new personnel and the integration of the Hays IMS sales force.

Information Technology

        Information technology expenses increased $9.1 million for the nine months ended September 30, 2003 principally due to higher compensation costs resulting from increased headcount, normal inflation and merit increases, as well as an increase in external resources that collectively totaled $6.9 million. As our technology initiatives mature, less of our efforts are development related thus decreasing capitalizable expenditures, which results in increased information technology expenses. In addition, we incurred $1.7 million of additional costs for expanding bandwidth and international connectivity and other telecommunication expenses in 2003 as compared to 2002. These increased costs were offset by a reduction of $0.6 million realized through reduced technology equipment lease expenses.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 is primarily attributable to the centralization of our collection efforts within our divisions which resulted in improved cash collections.

Depreciation, Amortization, Merger-Related Expenses and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $13.5 million to $93.9 million (8.6% of consolidated revenues) for the nine months ended September 30, 2003 from $80.5 million (8.2% of consolidated revenues) for the nine months ended September 30, 2002. Depreciation expense increased $12.1 million, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building improvements and leasehold improvements, computer systems hardware and software, and new buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $3.9 million during the nine months ended September 30, 2003 as a result of software and hardware assets placed in service throughout 2002 and 2003. The consolidation of the properties owned by our Variable Interest Entities during 2002 resulted in $1.7 million of additional depreciation in the nine months ended September 30, 2003. Amortization expense increased as a result of the amortization of intangible assets associated with acquisitions we have completed in the fourth quarter of 2002 and during 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and included system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million for the nine months ended September 30, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated (gain) loss on disposal/writedown of property, plant and equipment, net consisted of disposals and asset writedowns of $4.4 million, offset by a $2.5 million gain on the sale of a property in Texas in 2003 and a gain of $2.1 million on the sale of a property held by one of our European subsidiaries in 2002.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $32.6 million, or 17.6%, to $218.1 million (20.0% of consolidated revenues) for the nine months ended September 30, 2003 from net operating of $185.5 million (19.0% of consolidated revenues) for the nine months ended September 30, 2002.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $46.1 million, or 17.3%, to $312.0 million (28.6% of consolidated revenues) for the nine months ended September 30, 2003 from $266.0 million (27.2% of consolidated revenues) for the nine months ended September 30, 2002.

Interest Expense, Net

        Consolidated interest expense, net increased $9.1 million to $110.8 million (10.1% of consolidated revenues) for the nine months ended September 30, 2003 from $101.7 million (10.4% of consolidated revenues) for the nine months ended September 30, 2002. This increase was primarily attributable to (1) $6.9 million of interest expense associated with real estate term loans held by our Variable Interest Entities that were consolidated in the second half of 2002, (2) borrowings under our revolving credit facility and the issuance of our 6 5/8% notes which were used to finance the Hays IMS acquisition, as well as (3) an increase in our overall weighted average outstanding borrowings. The increase was offset by a decline in our overall weighted average interest rate from 8.5% as of September 30, 2002 to 7.6% as of September 30, 2003 resulting from our refinancing efforts, a higher percentage of variable rate debt and a decline in variable interest rates.

Other (Income) Expense, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Nine Months Ended September 30,
	2002	2003	Change
Foreign currency transaction gains	$(3,693)	$(18,796)	$(15,103)
Debt extinguishment expense	1,222	21,175	19,953
Other, net	163	(18)	(181)

	$(2,308)	$2,361	$4,669

        Foreign currency gains of $18.8 million based on period-end exchange rates were recorded in the nine months ended September 30, 2003 primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, and our British pound sterling denominated cross currency swap.

        During the nine months ended September 30, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), resulting in a charge of $1.8 million, the remaining outstanding principal amount of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes"), resulting in a charge of $13.8 million and $50.0 million of the outstanding principal of the Subsidiary notes, resulting in a charge of $5.5 million. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts. During the nine months ended September 30, 2002, we recorded a charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our credit facility. The charge consisted primarily of the write-off of unamortized deferred financing costs. Effective January 1, 2003, we have reflected these charges in other (income) expense, net in accordance with recent changes in accounting pronouncements.

Provision for Income Taxes

        Our effective tax rate for the nine months ended September 30, 2003 was 42.5%. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). The disallowance of certain intercompany interest charges, including a change in Massachusetts tax laws, retroactive to January 1, 2002, increased our provision for income taxes for the first nine months of 2003 by 1.4%. The effective tax rate projected for 2003 is 42.4%. Our effective tax rate was 41.2% for the nine months ended September 30, 2002. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant federal and state income taxes during 2003.

Minority Interest and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $4.2 million (0.4% of consolidated revenues) for the nine months ended September 30, 2003 compared to $2.4 million (0.2% of consolidated revenues) for the nine months ended September 30, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The increase is a result of the improved profitability of our European and South American businesses.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets."

Net Income

        As a result of the foregoing factors, consolidated net income increased $14.4 million, or 34.5%, to $56.2 million (5.1% of consolidated revenues) for the nine months ended September 30, 2003 from net income of $41.8 million (4.3% of consolidated revenues) for the nine months ended September 30, 2002.

Segment Analysis (In Thousands)

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Nine Months Ended
September 30, 2003	$762,580	$187,202	$121,608	$21,449
September 30, 2002	704,472	177,644	77,509	18,406

Increase in Revenues	$58,108	$9,558	$44,099	$3,043

Percentage Increase in Revenues	8.2%	5.4%	56.9%	16.5%
Contribution(1)
Nine Months Ended
September 30, 2003	$213,341	$52,144	$27,680	$20,759
September 30, 2002	194,635	46,736	15,186	8,271
Contribution as a Percentage of Segment Revenue
Nine Months Ended
September 30, 2003	28.0%	27.9%	22.8%	96.8%
September 30, 2002	27.6%	26.3%	19.6%	44.9%

(1)
See Note 9 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Business Records Management

        Revenue in our business records management segment increased 8.2% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $4.1 million), and was offset by lower special project service revenue and lower permanent removal and destruction fees during 2003. In addition, favorable currency fluctuations during the nine months ended September 30, 2003 in Canada increased revenue $5.9 million when compared to the nine months ended September 30, 2002. Contribution as a percent of segment revenue increased primarily due to lower bad debt expense which was partially offset by higher property taxes, utilities and our increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the nine months ended September 30, 2003 of $52.2 million compared to

$50.1 million for the nine months ended September 30, 2002, and (2) foreign currency gains of $23.0 million and $1.4 million for the nine months ended September 30, 2003 and 2002, respectively.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 5.4% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to reduced bad debt expense, increased product sales margins and improved labor management. This increase was partially offset by increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the nine months ended September 30, 2003 of $10.2 million compared to $9.6 million for the nine months ended September 30, 2002 and (2) a loss on disposal/writedown of property plant and equipment, net of $1.8 million for the nine months ended September 30, 2003.

International

        Revenue in our international segment increased 56.9% primarily due to acquisitions completed in Europe, including $10.7 million from the acquisition of Hays IMS, and in South America, as well as increased sales efforts and a large service project in the United Kingdom. Favorable currency fluctuations during the nine months ended September 30, 2003 in Europe increased revenue, as measured in U.S. dollars, by $11.4 million compared to the nine months ended September 30, 2002. This increase was offset by $1.5 million of unfavorable currency fluctuations in South America during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from both our European and South American operations and overall increased overhead utilization. This increase was partially offset by increased rent associated with new properties in Europe. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the nine months ended September 30, 2003 of $9.4 million compared to $5.0 million for the nine months ended September 30, 2002, including $1.3 million associated with the acquisition of Hays IMS in 2003, (2) a gain on disposal/writedown of property plant and equipment, net of $2.1 million for the nine months ended September 30, 2002 and (3) a foreign currency gain of $0.8 million in 2003 compared to a loss of $0.5 million in 2002.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2002 and 2003 (in thousands).

	2002	2003
Cash flows provided by operating activities	$172,448	$183,619
Cash flows used in investing activities	(165,497)	(530,216)
Cash flows (used in) provided by financing activities	(798)	313,036
Cash and cash equivalents at the end of period	$27,597	$23,544

        Net cash provided by operating activities was $183.6 million for the nine months ended September 30, 2003 compared to $172.4 million for the nine months ended September 30, 2002. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation, amortization, debt extinguishment expenses, and deferred income taxes offset by working capital variations primarily associated with decreased accounts receivable collections and increased disbursements to vendors and non-cash foreign currency transaction gains.

        We have made significant capital investments, including: (1) capital expenditures, primarily related to growth, including investments in storage systems and information systems and discretionary investments in real estate, (2) acquisitions and (3) customer relationship and acquisition costs. Cash paid for these investments during the nine months ended September 30, 2003 amounted to $148.0 million, $378.8 million (net of cash acquired) and $8.6 million, respectively. These investments have been funded primarily through cash flows from operations, borrowings under our revolving credit facilities and other financing transactions. In addition, we received proceeds from sales of property and equipment of $6.3 and $6.6 million in the nine months ended September 30, 2002 and 2003, respectively. Excluding any potential acquisitions, we expect to invest between $190.0 million and $215.0 million on capital expenditures for the 2003 fiscal year.

        Net cash provided by financing activities of $313.0 million for the nine months ended September 30, 2003 primarily related to proceeds from the issuance of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4 notes") and our 6 5/8% notes totaling $455.6 million, proceeds of $20.1 million received from minority joint venture partners, a net increase in debt under our credit facilities and other debt of $141.0 million offset by the early retirement of our 9 1/8%, 8 3/4% and a portion of the Subsidiary notes totaling $306.4 million.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2003 was comprised of the following (in thousands):

Revolving Credit Facility due 2005	$229,253
Term Loan due 2008	249,000
Subsidiary Notes	79,392
Parent Notes	1,222,299
Real Estate Term Loans	202,647
Other	80,381

Long-term Debt	2,062,972
Less Current Portion	(60,812)

Long-term Debt, Net of Current Portion	$2,002,160

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, increased to 5.1 as of September 30, 2003 from 4.8 as of December 31, 2002. The increase was primarily attributable to indebtedness incurred by us and lent to Iron Mountain Europe Limited ("IME"), our European joint venture, to fund IME's acquisition of Hays IMS. We expect that IME will obtain permanent financing to repay all or a portion of the funding we provided, which will ultimately have the effect of reducing our bond leverage ratio. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        As of September 30, 2003, we had $229.3 million of borrowings under our revolving credit facility, of which $44.0 million was denominated in U.S. dollars and the remaining balance was denominated in British pounds sterling and Canadian dollars in the amount of GBP 80.0 million and CDN 70.2 million, respectively. We also had various outstanding letters of credit totaling $34.1 million. The remaining availability under the revolving credit facility was $136.6 million as of September 30, 2003, and the interest rates in effect ranged from 2.9% to 5.4% as of September 30, 2003.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of September 30, 2003, we were in compliance in all material respects with all material debt covenants and agreements.

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

        In April 2003, we completed an underwritten public offering of an additional $300 million in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307.3 million, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, to otherwise redeem the 8 3/4% notes, repay borrowings under our revolving credit facility, and repay other indebtedness and acquisitions.

        In April 2003, we received and accepted tenders for $143.3 million of the $220 million aggregate principal amount outstanding of our 8 3/4% notes. In May 2003, we redeemed the remaining $76.7 million of outstanding principal amount of our 8 3/4% notes, at a redemption price (expressed as a percentage of principal amount) of 104.375%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $13.8 million in the second quarter of 2003 related to the early retirement of the 8 3/4% notes, which consists of redemption premiums and transaction costs, as well as original issue discount and unamortized deferred financing costs related to the 8 3/4% notes.

        In June 2003, we completed an underwritten public offering of $150 million in aggregate principal amount of our 6 5/8% notes. The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147.5 million, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50 million in aggregate principal amount of the outstanding Subsidiary notes in the third quarter of 2003 and the remainder was used for acquisitions.

        In July 2003, we redeemed $50 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $5.5 million in the third quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 191.0 million pounds sterling ($311.0 million), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration (including transaction costs) of 14.5 million pounds sterling ($24.0 million). These aggregate cash considerations included $5.1 million associated with the final post-closing purchase price adjustment, which was paid to IME by Hays plc in October 2003 after our third quarter ended. Both transactions were on a cash and debt free basis.

        We provided the initial financing totaling 190.5 million British pounds sterling to IME for all of the consideration associated with the acquisition of the European operations of Hays IMS using cash on hand and borrowings under our revolving credit facility. IME is currently seeking permanent financing to repay all or a portion of the funding provided by us. We recorded a foreign currency gain of $6.9 million in other (income) expense, net for this intercompany balance as of September 30, 2003. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80.0 million British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $2.6 million on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the three months ended September 30, 2003. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100.0 million British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162.8 million in exchange for 100.0 million British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations. We have recorded, for the three and nine months ended September 30, 2003, $6.2 million in other (income) expense, net in the accompanying consolidated statements of operations.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        In December 2000, January 2001 and May 2001, we and our variable interest entities, which we now consolidate, entered into a total of four derivative financial contracts, which are variable-for-fixed swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K/A for the year ended December 31, 2002.

        After consideration of the swap contracts mentioned above, as of September 30, 2003, we had $389.9 million of variable rate debt outstanding with a weighted average variable interest rate of 4.45%, and $1,673.1 million of fixed rate debt outstanding. As of September 30, 2003, 81% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the nine months ended September 30, 2003 would have been reduced by $1.1 million. See Note 7 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2003 included in this Form 10-Q.

Currency Risk

        Our investments in IME, Iron Mountain Canada Corporation, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in the U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. Our currency exposures to intercompany borrowings are generally unhedged, except as discussed below.

        We provided the initial financing to IME for all of the consideration associated with the acquisition of the European operations of Hays IMS using cash on hand and borrowings under our revolving credit facility. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80.0 million British pounds sterling under our revolving credit facility to create a natural hedge. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100.0 million British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162.8 million in exchange for 100.0 million British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations.

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

Item 4. Controls and Procedures

  (a)
  Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

  (b)
  Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the third fiscal quarter of 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, including any corrective actions taken with regard to any significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

        As previously disclosed in our Annual Report on Form 10-K/A for the year ended December 31, 2002, in October, 2000, Iron Mountain Information Management, Inc., one of our wholly-owned subsidiaries ("IMIM"), commenced three actions in Middlesex County, New Jersey against three former management employees of IMIM who became employed by or associated with Sequedex LLC ("Sequedex"), alleging that the employees' association with Sequedex breached non-competition and confidentiality agreements that each had signed with IMIM. In addition, these actions asserted claims against Sequedex for tortious interference with the confidentiality and non-competition agreements as well as claims against all defendants for misappropriation and misuse of trade secrets and confidential information. The three individual defendants have denied the material allegations and asserted various affirmative defenses. Sequedex and the individual defendants have also filed counterclaims and third party complaints for tortious interference with certain contracts and prospective business relationships between Sequedex and its actual and potential customers, as well as a claim for trade disparagement and defamation. Sequedex subsequently served, but has not received permission to file, an amended counterclaim and third party complaint that includes an allegation that Sequedex incurred damages caused by our March 28, 2002 filing of the complaint in the action against J. Peter Pierce, Sr. and others. Sequedex claims that IMIM acted maliciously and in bad faith in filing the March 28, 2002 complaint.

        In connection with its proposed amended counterclaim, Sequedex has recently furnished a preliminary statement of damages and answered an interrogatory seeking information concerning the damages that Sequedex alleges it incurred. Sequedex's estimate of compensatory damages is approximately $172 million, and Sequedex has indicated that it intends to seek punitive damages of approximately $1.5 billion. Extensive discovery has been conducted in the three cases; on the basis of that discovery, it is our belief that Sequedex has not produced any material evidence that we or IMIM acted wrongfully in any respect. Further, limited discovery has been conducted in respect of Sequedex's damages claim; on the basis of that discovery, we do not believe that Sequedex has any foundation, and we believe that it cannot provide any foundation, for its damages calculations. We believe that the damages calculations submitted by Sequedex are not supported by credible evidence and are subject to serious legal, methodological and factual deficiencies. A trial of the three actions in which the Sequedex counterclaim has been asserted is scheduled to commence in the spring of 2004.

        Discovery is proceeding in each of the cases except the Pierce arbitration (in which the evidence portion of the arbitration has been completed, and final arguments are scheduled for December, 2003). We intend to prosecute these and the related actions vigorously, as well as to similarly defend against the counterclaims and third party complaints. At this time, the outcome of these and the related proceedings cannot be predicted. Based on our present assessment of the situation, after consultation with legal counsel, we believe that the outcome of these and the related proceedings will not have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

        In addition to the matters discussed above, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various insurance policies purchased by us. In the opinion of our management, no other material legal proceedings are pending to which we, or any of our properties, are subject.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
2.1	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of this exhibit have been omitted pursuant to a request for confidential treatment).
10.1
First Amendment, dated as of July 9, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of March 15, 2002, among the Company, certain lenders party thereto and J.P. Morgan Chase Bank, as Administrative Agent.
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
  (b)
  Reports on Form 8-K

        On October 29, 2003, the Company furnished a Current Report on Form 8-K under Item 12 to announce its third quarter 2003 financial results.

IRON MOUNTAIN INCORPORATED

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
NOVEMBER 14, 2003 (DATE)	By:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)