Form 10-K
period 2003-12-31
IRON MOUNTAIN INC/PA
filed 2004-03-11
CIK 1020569

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15((d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE THE SECURITIES EXCHANGE ACT OF 1934

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

        As of June 30, 2003, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $2,658,636,421 based on the closing price on the New York Stock Exchange on such date.

        Number of shares of the registrant's Common Stock at March 1, 2004:    85,775,503

IRON MOUNTAIN INCORPORATED
2003 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company", "we", "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

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

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate, including foreign currency fluctuations;

  •
  the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

        You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "Commission" or "SEC").

ii

PART I

Item 1. Business.

A. Development of Business.

        We are the leader in records and information management services. We are an international, full-service provider of records and information management and related services, enabling customers to outsource these functions. We have a diversified customer base comprised of numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment, and government organizations, including more than half of the Fortune 500 and more than two thirds of the FTSE 100. Our comprehensive solutions help customers save money and manage risks associated with legal and regulatory compliance, protection of vital assets, and business continuity challenges.

        Our core business records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements; implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper, which is the dominant form of records storage, flexible retrieval access and retention management; digital archiving services for secure, legally compliant and cost-effective long-term archiving of electronic records; secure shredding services that ensure privacy and a secure chain of record custody; and specialized services for vital records, film and sound and regulated industries such as healthcare, energy and financial services.

        Our off-site data protection services include: disaster preparedness planning support; secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus; electronic vaulting to provide managed, online data backup and recovery services for personal computers and server data; and intellectual property escrow services to protect and manage source code and other proprietary information with a trusted, neutral third party.

        In addition to our core records management and off-site data protection services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

        Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 53rd year, we have experienced tremendous growth and organizational change, particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have built ourselves from a regional business with limited product offerings and annual revenues of $104 million in 1995 into the leader in records and information management services, providing a full range of services to customers in markets around the world. For the year ended December 31, 2003, we had total revenues of $1.5 billion.

        The growth since 1995 has been accomplished primarily through the acquisition of U.S. and international records management companies. The goal of our current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both in the U.S. and internationally. Having substantially completed our North American geographic expansion by the end of 2000, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This was also the case in 2002 and 2003, and in the absence of unusual acquisition activity, we expect this trend to continue. We expect to achieve our internal revenue growth through a sophisticated new sales and account management coverage model that is designed to drive incremental revenue by acquiring new customer relationships, increasing the revenue generated by existing customer relationships and by effectively selling a wide range of complementary and ancillary services to expand our new and existing customer relationships.

        In July 2003, we and Iron Mountain Europe ("IME"), our European joint venture, completed the acquisition of the records management operations of Hays plc ("Hays IMS") in two simultaneous transactions for aggregate cash consideration (including transactions costs) of approximately 205 million British pounds sterling ($333 million). IME acquired the European operations and we acquired the U.S. operations. IME's acquisition of Hays IMS has more than doubled our revenue base in Europe and has significantly strengthened our energy and U.K. public sector business lines. Since the acquisition, we have been integrating the cultures, operating systems and procedures, and information technology systems of IME and Hays IMS.

        In February 2004, we completed the acquisition of Mentmore plc's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling ($154 million) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility.

        As of December 31, 2003, we provided services to over 200,000 customer accounts in 82 markets in the U.S. and 58 markets outside of the U.S., employed over 13,000 people and operated approximately 800 records management facilities in the U.S., Canada, Europe and Latin America.

B. Description of Business.

The Records and Information Management Services Industry

Overview

        Companies in the records and information management services industry store and manage information in a variety of media formats, which can broadly be divided into physical and electronic records, and provide a wide range of services related to the records stored. We refer to our general physical records storage and management services as business records management. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. We include in our electronic records storage and management services (1) off-site data protection and (2) digital archiving services.

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive physical records are the principal focus of the records and information management services industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by a records and information management services vendor. Special regulatory requirements often apply to medical records.

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to maintain backup copies of their data in order to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best-practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. We refer to these services as off-site data protection.

        In addition to the physical rotation and storage of backup data, we offer electronic vaulting services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Electronic vaulting is a Web-based service that automatically backs up computer data over the Internet and stores it off site in one of our secure data centers. In early 2003, we announced an expansion of the electronic vaulting service to include backup and recovery for personal computer data, answering customers' needs to protect critical business data, which is often orphaned and unprotected on employee laptops and desktop personal computers.

        There is a growing need for better ways of archiving data for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services. We have experienced early market adoption of these services, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

Growth of Market

        We believe that the volume of stored physical and electronic records will continue to increase for a number of reasons, including: (1) the rapid growth of inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (2) the continued proliferation of data processing technologies such as personal computers and networks; (3) regulatory requirements; (4) concerns over possible future litigation and the resulting increases in volume and holding periods of documentation; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) audit requirements to keep backup copies of certain records in off-site locations.

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

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented records and information management services industry from 1995 to 2000. Most records and information management services companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend will continue because of the industry's capital requirements for growth, opportunities for large records and information management services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important physical and electronic records needs. Large, national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and intend to continue to make, acquisitions of our competitors, many of whom are small, single city operators.

Description of Our Business

        We generate our revenues by providing storage for a variety of information media formats, core records management services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced storage for records and information is the mainstay of our customer relationships and provides the foundation for our revenue growth. The core services, which are a vital part of a comprehensive records management program, are highly recurring in nature and therefore very predictable. Core services consist primarily of the handling and transportation of stored records and information. In our secure shredding business, core services consist primarily of the scheduled collection and handling of sensitive records. In 2003, our storage and core service revenues represented approximately 87% of our total revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling records and information management services related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by our business records and off-site data protection businesses includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our off-site data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property protection services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our fulfillment, consulting and digital archiving services. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our business records management, off-site data protection, international, and corporate and other operating segments and other relevant data for fiscal years 2001, 2002 and 2003 are set forth in Note 12 to Notes to Consolidated Financial Statements.

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

Off-Site Data Protection

        Off-site data protection services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various proprietary information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution. In addition, we have introduced electronic vaulting services as part of our off-site data protection services product line. Our electronic vaulting service automatically backs up personal computer and server data over the Internet and stores it off site in one of our secure data centers, always available in the event of a disaster.

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

Service and Courier Operations

        Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The SafekeeperPLUS® system controls the service processes from order entry through transportation and invoicing for business records management while MediaLink™ and SecureBase™ systems manage the process for the off-site data protection services business.

        Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2003, we were utilizing a fleet of more than 2,000 owned or leased vehicles.

Secure Shredding

        Secure shredding is a natural extension of our records management services, completing the lifecycle of a record. The service involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. We believe that customers are motivated by increased privacy regulation and the desire to protect their proprietary trade secrets. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers in all of our existing business records management markets throughout the U.S. and Canada. We seek to expand our presence in this business through acquisitions and internal start-ups that leverage our existing records management infrastructure.

Intellectual Property Protection Services

        We provide intellectual property protection services through our wholly-owned subsidiary, DSI Technology Escrow Services, Inc. DSI specializes in third party technology escrow services that protect intellectual property assets such as software source code. In addition, DSI assists in securing intellectual property as collateral for lending, investments and other joint ventures, in managing domain name registrations and transfers, and provides expertise and assistance to brokers and dealers in complying with electronic records regulations of the SEC.

Digital Archiving Services

        Our digital archiving services focus on archiving digital information with long-term preservation requirements. These services represent the digital analogy to our physical records management services. Because of increased litigation risks and regulatory mandates, companies are increasingly aware of the need to apply the same records management policies and retention schedules to electronic data as they do physical records. Typical digital records include e-mail, e-statements, images, electronic documents retained for legal or compliance purposes and other data documenting business transactions.

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

        We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their business records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory compliance or for litigation support. Our digital archiving service is representative of our commitment to address evolving records management needs and expand the array of services we offer.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, COMAC, Inc. COMAC stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. In addition, COMAC assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in records and information management services to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

        We also sell: (1) a full line of specially designed corrugated cardboard, metal and plastic storage containers; (2) magnetic media products including computer tapes, cartridges and drives, tape cleaners and supplies and CDs; and (3) computer room equipment and supplies such as racking systems, furniture, bar code scanners and printers.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our revenues. The historical predictability of this revenue stream and the resulting operating income before depreciation and amortization (OIBDA)1 allow us to operate with a high degree of financial leverage. Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

1
For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

•
Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Our quarterly revenues from these fixed periodic storage fees have grown for 60 consecutive quarters. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. In each of the last five years, storage revenues, which are stable and recurring, have accounted for approximately 58% of our total revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

•
Historically Non-Cyclical Storage Business.  We have not experienced any significant reductions in our storage business as a result of past general economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records and information management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records and information management services programs in-house. However, during this most recent economic slowdown, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors is the continued growth of our storage revenue base, albeit at a lower rate.

2
We define "Carton" as a measurement of volume equal to a single standard storage carton, approximately 1.2 cubic feet.

3
We define "Net Carton Growth From Existing Customers" as the net increase in Cartons attributable to existing customers. This calculation excludes our Latin American and European operations as well as a portion of our medical records operations.

•
Inherent Growth from Existing Physical Records Customers.  Our physical records customers have on average generated additional Cartons2 at a faster rate than stored Cartons have been destroyed or permanently removed. From January 1, 1998 through December 31, 2001, our annual Net Carton Growth From Existing Customers3 ranged from approximately 4% to approximately 6%. For the years ended December 31, 2002 and 2003, Net Carton Growth from Existing Customers was between 3% to 4%. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; and (3) the costs and inconvenience of moving storage operations in-house or to another provider of records and information management services.

  •
  Diversified and Stable Customer Base.  As of December 31, 2003, we had over 200,000 customer accounts in a variety of industries. We currently provide services to numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than half of the Fortune 500 and more than two thirds of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2003. From January 1, 1999 through December 31, 2003, average annual permanent removals of Cartons, not including destructions, represented approximately 3% of total Cartons stored.

  •
  Capital Expenditures Related Primarily to Growth.  Our records and information management services business requires limited annual capital expenditures made in order to maintain our current revenue stream. From January 1, 1999 through December 31, 2003, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. In addition, since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have exceeded the aggregate acquisition consideration we conveyed in both 2001 and 2002. Although this was not the case in 2003 due to the acquisition of Hays IMS, we expect this to be the case in 2004 and thereafter absent unusual acquisition activity.

Growth Strategy

        Our objective is to maintain our position as the leader in records and information management services. In the U.S. and Canada, we seek to be one of the largest records and information management services providers in each of our geographic markets. Internationally, our objectives are to continue to capitalize on our expertise in the records and information management services industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (1) increased business with existing customers; (2) the addition of new customers; (3) the introduction of new products and services such as secure shredding, electronic vaulting and digital archiving; and (4) selective acquisitions in new and existing markets.

Growth from Existing Customers

        Our existing customers storing physical records contribute to storage and storage-related service revenues growth because on average they generate additional Cartons at a faster rate than old Cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

        Our new sales coverage model is designed to identify and capitalize on incremental revenue opportunities by reallocating our sales resources based on a more sophisticated segmentation of our customer base and selling additional business records management and off-site data protection services within our existing customer relationships. We also seek to leverage existing business relationships with our customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

Addition of New Customers

        Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships, (2) generating additional revenue from existing customers and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management. As a result of acquisitions and our decision to recruit additional qualified sales professionals, we have increased the size of our sales force to approximately 600 such professionals as of December 31, 2003 from approximately 450 as of December 31, 2002.

Introduction of New Products and Services

        We continue to expand our menu of products and services. We have established a national presence in the U.S. and Canadian secure shredding industry and offer new electronic vaulting and digital archiving services. These new products and services allow us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth through Acquisitions

        Our acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through "fold-in" acquisitions. We have a successful record of acquiring and integrating records and information management services companies. Between January 1, 1996 and December 31, 2000, the height of our acquisition activity, we completed 78 acquisitions in the U.S., Canada, Europe and Latin America for total consideration of approximately $2 billion. During that period, we substantially completed our geographic expansion in the U.S. and Canada and began to expand in Europe and Latin America. Between January 1, 2001 and December 31, 2003, we completed an additional 34 acquisitions for total consideration of approximately $500 million (including the Hays IMS acquisition in July 2003 for approximately $333 million), primarily in the secure shredding industry in the U.S. and the records and information management industry in the U.S., Canada, Europe and Latin America.

Acquisitions in the U.S. and Canada

        We intend to continue our acquisition program in the U.S. and Canada focusing on the secure shredding industry, expanding geographically, as necessary and building scale in some of our smaller markets through "fold-in" acquisitions. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall U.S. and Canadian revenue growth than they were prior to 2001.

International Growth Strategy

        We also intend to continue to make acquisitions and investments in records and information management services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, records and information management services companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for significant growth. Since beginning our international expansion program in January 1999, we have directly and through joint ventures, expanded our operations into 19 countries in Europe and Latin America. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe and Latin America. We began our international expansion by acquiring a 50.1% controlling interest in each of our Iron Mountain Europe

Limited, Iron Mountain South America, Ltd. and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries. Iron Mountain South America has in some cases bought controlling, yet not full, ownership in local businesses in order to enhance our local market expertise. We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the records and information management services industry, our access to capital and our technology, and we benefit from our local partner's knowledge of the market, relationships with customers and their presence in the community. Our long-term goal is to acquire full ownership of each such business, as evidenced by our recent acquisition of Mentmore's 49.9% equity interest in IME discussed previously under "—A. Development of Business."

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2001, 2002 and 2003 are set forth in Note 12 to Notes to Consolidated Financial Statements. For the year ended December 31, 2003, we derived approximately 19% of our total revenues from outside of the U.S. We expect this percentage to increase in 2004 due to the acquisition of the European operations of Hays IMS.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. We track customer accounts based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of December 31, 2003, we had over 200,000 customer accounts in a variety of industries. We currently provide services to numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than half of the Fortune 500 and more than two thirds of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2003.

Competition

        We compete with our current and potential customers' internal records and information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future records and information management services.

        We compete with multiple records and information management services providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively based on these factors.

        We also compete with other records and information management services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to the records and information management services business and such acquisition candidates or focus their strategy on our markets, our results of operations could be adversely affected.

Alternative Technologies

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. A significant shift by our customers to storage of data through non-paper documents based technologies, whether now existing or developed in the future, could adversely affect our business. We continue to invest in additional services such as electronic vaulting and digital archiving, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

        As of December 31, 2003, we employed over 9,000 employees in the U.S. Directly and through majority-owned joint ventures, as of December 31, 2003, we employed over 4,000 employees outside of the U.S. A small percentage of our employees are represented by unions. These unionized employees are located in California and two cities in Canada. As of December 31, 2003, the aggregate number of unionized employees was less than 450.

        All non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate market security in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate excess policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry are: workers compensation, general liability, umbrella, automobile, professional and directors and officers liability policies, subject to certain policy conditions, sublimits and deductibles. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

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

        We currently transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investor Relations" category on our Internet website, we make available through a hyperlink to a third party SEC website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are electronically filed or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and will be available on our website www.ironmountain.com under the heading "Corporate Governance" prior to our Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 2. Properties.

        As of December 31, 2003, we conducted operations through 582 leased facilities and 207 facilities that we own or are owned by variable interest entities that we consolidate. Our facilities are divided among our reportable segments as follows: Business Records Management (524), Off-Site Data Protection (60), International (187) and Corporate and Other (18). These facilities contain a total of 49.3 million square feet of space. Rent expense was $134.4 million for the year ended December 31, 2003. The leased facilities typically have initial lease terms of ten years with options to renew for an additional five to ten years. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe and Latin America, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 13 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

Sequedex, H-W Associates, Pioneer and Pierce Proceedings

        On March 28, 2002, Iron Mountain and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we alleged that defendant J. Peter Pierce, Sr., a former member of our Board of Directors and the former President of IMIM until his termination without cause effective June 30, 2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with Iron Mountain, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the records information management services industry. The complaint also alleged that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserted claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM, dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants.

        On April 12, 2002, Iron Mountain also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, Office of the American Arbitration Association (the "AAA") pursuant to an arbitration clause in the employment agreement between Iron Mountain and Mr. Pierce. In the arbitration, Mr. Pierce counterclaimed for indemnification of his expenses, including attorneys' fees. We disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding. On February 25, 2003, in response to Iron Mountain's request, the AAA removed the arbitrator. The arbitration proceeding was transferred by agreement of the parties to ADR Options, Inc. On February 4, 2004, the arbitrator rendered a decision. The arbitrator did not find the evidence provided by us in our action against Mr. Pierce sufficient to rule in our favor on the particular claims at issue. In addition, the arbitrator ruled that, pursuant to an indemnification provision in Mr. Pierce's employment agreement, we must pay Mr. Pierce's attorneys fees and costs that are attributable to this single arbitration. The arbitrator has established a procedure to ascertain the amount of these fees and expenses, which, in any case are not expected to be material to our financial position or results of operations. We have recently filed a motion to vacate the arbitrator's decision and award in Middlesex County, New Jersey, where the pending action against Mr. Pierce and others is currently stayed.

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $100,000. We have denied the material allegations in the complaint filed against us by H-W Associates and the other plaintiffs and have since filed counterclaims against the plaintiffs alleging tortious interference with our business relationship with one of our longstanding customers. Discovery is proceeding.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of Iron Mountain and Schooner is a shareholder of Iron Mountain. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Mr. Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling Iron Mountain employees and other third parties that Mr. Pierce breached his employment agreement with Iron Mountain, misappropriated and used Iron Mountain's confidential information, breached his fiduciary duties to Iron Mountain's shareholders and assisted Sequedex, then a competitor of Iron Mountain, in unfairly competing with Iron Mountain. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5,000,000. Iron Mountain and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases.

        On September 10, 2003, IMIM filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania in a matter related to the litigation between the Company and Sequedex, Mr. Pierce and others disclosed above. The new matter names Sequedex, J. Michael Gold and Peter Hamilton as defendants, and alleges that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleges unlawful interference with IMIM's contractual relationship with a certain customer and other matters. The defendants filed preliminary objections to our complaint and Iron Mountain has answered those preliminary objections.

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

        The defendants in all three cases have denied the material allegations in IMIM's complaints and asserted various affirmative defenses. In addition, Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain. The counterclaims and third party complaints assert claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation. The defendant in one of these actions sought a declaratory judgment regarding the enforceability of the confidentiality and non-competition agreements at issue in that case and filed a motion for summary judgment seeking to have the non-competition agreement declared void, or to limit its scope. IMIM and Iron Mountain filed motions in all three cases to dismiss the various counterclaims and third-party complaints. All of these motions, i.e., the defendants' motion for summary judgment and IMIM's and Iron Mountain's motions to dismiss, were denied by the court following a hearing on May 7, 2002. As previously disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2003, Sequedex furnished a preliminary statement of damages with an estimate of compensatory damages of approximately $172 million and an indication that Sequedex intended to seek punitive damages of approximately $1.5 billion. Sequedex is no longer seeking damages in this amount and in connection with its proposed amended counterclaim, Sequedex has recently furnished a litigation expert's report of damages claiming approximately $59 million plus approximately $6.6 million of pre-judgment interest. Sequedex has indicated that it also intends to seek punitive damages in an undisclosed amount. Extensive discovery has been conducted in the three cases and is ongoing; on the basis of that discovery, it is our belief that Sequedex has not produced any material evidence that we or IMIM acted wrongfully in any respect. Further, limited discovery has been conducted in respect of Sequedex's damages claim; on the basis of that discovery, we do not believe that Sequedex has any foundation, and we believe that it cannot provide any foundation, for its damages calculations. We believe that the damages calculations submitted by Sequedex are not supported by credible evidence and are subject to serious legal, methodological and factual deficiencies. A trial of the three actions in which the Sequedex counterclaims and third party complaints have been asserted is scheduled to commence in April of 2004. IMIM, Sequedex and one of the individual defendants recently filed dispositive motions, including motions for summary judgment as to certain of the claims. All of these motions were denied by the court following a hearing on February 24, 2004.

        Discovery is proceeding in each of these cases, other than the arbitration. We intend to prosecute these actions vigorously, as well as to defend ourselves vigorously against the counterclaims and the third party complaints.

South Brunswick Fires Litigation

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of another records and information management services facility in South Brunswick Township, New Jersey.

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

        We are presently aware of five pending lawsuits that have been filed against Iron Mountain by certain of our customers and/or their insurers, and one pending lawsuit filed by the insurers of an abutter of one of the South Brunswick facilities. Five of these six lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The sixth lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. A seventh lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000, with a defendant's verdict entered in favor of Iron Mountain. An eighth lawsuit filed by an injured firefighter is currently being settled by our insurer for a nominal amount. Several other claims that were originally filed in relation to these lawsuits have been voluntarily dismissed without prejudice by the customers, abutting business owners, and/or their insurance carriers.

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

        Our professional liability insurer, together with our general liability and property insurance carriers, have entered into a binding agreement with us regarding reimbursement of defense costs and have agreed to ongoing discussions regarding any remaining coverage issues, further defense and/or settlement of these claims.

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

        The outcome of the South Brunswick fires, Sequedex, H-W Associates, Pioneer and Pierce proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2003.

PART II

Item 5.    Market for the Registrant's Common Stock and Related Shareholder Matters.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2002 and 2003:

	Sale Prices
	High	Low
2002
First Quarter	$32.83	$29.19
Second Quarter	33.17	29.10
Third Quarter	31.30	22.72
Fourth Quarter	34.20	20.14
2003
First Quarter	$39.49	$30.23
Second Quarter	40.64	36.63
Third Quarter	39.94	33.56
Fourth Quarter	40.15	34.78

        The closing price of our common stock on the NYSE on March 1, 2004 was $45.23. As of March 1, 2004, there were 576 holders of record of our common stock. We believe that there are more than 15,000 beneficial owners of our common stock.

        We have not paid dividends on our common stock during the last two years. Any determinations by our Board to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations and business requirements. Our Fifth Amended and Restated Credit Agreement dated March 15, 2002 (the "Amended and Restated Credit Agreement") contains provisions that limit the amount of cash dividends we may pay and stock repurchases that we may make.

Item 6.    Selected Financial Data.

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

	Year Ended December 31,
	1999	2000(1)	2001(1)	2002(1)(2)	2003(2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$317,387	$585,664	$694,474	$759,536	$875,035
Service and Storage Material Sales	214,002	418,501	491,244	558,961	626,294

Total Revenues	531,389	1,004,165	1,185,718	1,318,497	1,501,329
Operating Expenses:
Cost of Sales (excluding depreciation)	272,770	500,565	576,538	622,299	680,747
Selling, General and Administrative	128,948	246,998	307,800	333,050	383,641
Depreciation and Amortization	65,214	126,662	153,271	108,992	130,918
Stock Option Compensation Expense	—	15,110	—	—	—
Merger-related Expenses	—	9,133	3,673	796	—
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	208	148	320	774	1,130

Total Operating Expenses	467,140	898,616	1,041,602	1,065,911	1,196,436
Operating Income	64,249	105,549	144,116	252,586	304,893
Interest Expense, Net	54,425	117,975	134,742	136,632	150,468
Other (Income) Expense, Net	(17)	10,865	37,485	1,435	(2,564)

Income (Loss) from Continuing Operations Before Provision for Income Taxes and Minority Interest	9,841	(23,291)	(28,111)	114,519	156,989
Provision for Income Taxes	10,579	6,758	17,875	47,318	66,730
Minority Interests in Earnings (Losses) of Subsidiaries, Net	322	(2,224)	(1,929)	3,629	5,622

(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(1,060)	(27,825)	(44,057)	63,572	84,637
Income from Discontinued Operations (net of tax)	241	—	—	1,116	—
Loss on Sale of Discontinued Operations (net of tax benefit)	(13,400)	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	(6,396)	—

Net (Loss) Income	$(14,219)	$(27,825)	$(44,057)	$58,292	$84,637

Net (Loss) Income per Common Share—Basic:
(Loss) Income from Continuing Operations	$(0.02)	$(0.35)	$(0.53)	$0.75	$0.99
Income from Discontinued Operations (net of tax)	0.01	—	—	0.01	—
Loss on Sale of Discontinued Operations (net of tax benefit)	(0.27)	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	(0.08)	—

Net (Loss) Income—Basic	$(0.28)	$(0.35)	$(0.53)	$0.69	$0.99

Net (Loss) Income per Common Share—Diluted:
(Loss) Income from Continuing Operations	$(0.02)	$(0.35)	$(0.53)	$0.74	$0.98
Income from Discontinued Operations (net of tax)	0.01	—	—	0.01	—
Loss on Sale of Discontinued Operations (net of tax benefit)	(0.27)	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	(0.07)	—

Net (Loss) Income—Diluted	$(0.28)	$(0.35)	$(0.53)	$0.68	$0.98

Weighted Average Common Shares Outstanding—Basic	50,018	79,688	83,666	84,651	85,267

Weighted Average Common Shares Outstanding—Diluted	50,018	79,688	83,666	86,071	86,718

(footnotes follow)

	Year Ended December 31,
	1999		2000(1)		2001(1)		2002(1)		2003
	(In thousands)
Other Data:
OIBDA (3)	$129,463		$232,211		$297,387		$361,578		$435,811
OIBDA Margin (3)	24.4%		23.1%		25.1%		27.4%		29.0%
Ratio of Earnings to Fixed Charges	1.1	x	0.8	x(4)	0.8	x(4)	1.6	x	1.8	x
	As of December 31,
	1999	2000(1)	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$3,830	$6,200	$21,359	$56,292	$74,683
Total Assets	1,317,212	2,659,096	2,859,906	3,230,655	3,892,099
Total Long-Term Debt (including Current Portion of Long-Term Debt)	612,947	1,355,131	1,496,099	1,732,097	2,089,928
Shareholders' Equity	488,754	924,458	885,959	944,861	1,066,114

Reconciliation of OIBDA to Operating Income and Net (Loss) Income:

	Year Ended December 31,
	1999	2000(1)	2001(1)	2002(1)(2)	2003(2)
	(In thousands)
OIBDA	$129,463	$232,211	$297,387	$361,578	$435,811
Less: Depreciation and Amortization	65,214	126,662	153,271	108,992	130,918

Operating Income	64,249	105,549	144,116	252,586	304,893
Less: Interest Expense, Net	54,425	117,975	134,742	136,632	150,468
Other (Income) Expense, Net	(17)	10,865	37,485	1,435	(2,564)
Provision for Income Taxes	10,579	6,758	17,875	47,318	66,730
Minority Interests in Earnings (Losses) of Subsidiaries	322	(2,224)	(1,929)	3,629	5,622
Income from Discontinued Operations (net of tax)	(241)	—	—	(1,116)	—
Loss on Sale of Discontinued Operations (net of tax benefit)	13,400	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	—	6,396	—

Net (Loss) Income	$(14,219)	$(27,825)	$(44,057)	$58,292	$84,637

(footnotes follow)

(1)
On February 1, 2000, we completed a merger with Pierce Leahy in a transaction valued at approximately $1,036,000. The results of the Pierce Leahy merger are reflected in the table above beginning with 11 months of activity in 2000. In addition, we recorded specific charges associated with the integration of the operations of Pierce Leahy in 2000, 2001 and 2002 within merger related expenses and recorded non-cash stock option compensation expense as a result of the Pierce Leahy acquisition in 2000. This merger impacts the comparability of results before and after the merger.

(2)
Effective January 1, 2002, we ceased amortizing our goodwill balance in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." The accounting change impacts the comparability of results to previous years. See Note 2(g) to Notes to Consolidated Financial Statements.

(3)
OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

(4)
We reported a loss from continuing operations before provision for income taxes and minority interest for the years ended December 31, 2000 and 2001. We would have needed to generate for the years ended December 31, 2000 and 2001 additional income from operations before provision for income taxes and minority interest of $23,291 and $28,111, respectively, to cover our fixed charges of $154,975 and $177,032, respectively.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

        This discussion contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing.

Overview

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues, which are considered a key performance indicator for the records and information management services industry, consist of largely recurring periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis), which are typically retained by customers for many years, and have accounted for approximately 58% of total consolidated revenues in each of the last five years. Our quarterly revenues from these fixed periodic storage fees have grown for 60 consecutive quarters. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of storage materials. Related service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and other complementary and ancillary services, and sales of specially designed storage containers, magnetic media including computer tapes and related supplies. Courier operations consist primarily of the pickup and delivery of records upon customer request. Customers are generally billed on a monthly basis on contractually agreed-upon terms. Our consolidated revenues are subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2003 and 2002, we derived 19.0% and 14.0%, respectively, of our total revenues from outside the U.S. We expect the percentage of total revenues that we derive from outside the U.S. to increase in 2004 due to our acquisition of the European operations of Hays IMS.

        Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs including rent and utilities, transportation expenses including vehicle leases and fuel, other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are similarly impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties.

        The expansion of our European and secure shredding operations have resulted in changes to the mix of certain cost of sales components. We expect that until we complete the integration of the European operations of Hays IMS, rationalize our European facilities and maximize their utilization, our facilities costs may increase as a percentage of consolidated revenue, as our European operations become a greater percentage of our consolidated results. Our European and secure shredding operations are more labor intensive; therefore, our labor expense will be higher as a percentage of revenue as compared to our mature operations. In addition, our secure shredding operations incur higher transportation costs and lower facility costs, as a percentage of consolidated revenue, as compared to our mature operations.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. We expect our adoption of the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure," will result in increasing amounts of selling, general and administrative expenses in the future. We began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. As we continue to grant new options subject to these standards and amortize compensation expense associated with options granted after January 1, 2003, we expect our stock compensation expense will grow significantly over the $1.5 million we recorded for such expense in selling, general and administrative expenses for the year ended December 31, 2003. It is not possible to predict the increase in stock compensation expense for 2004 as it is dependent upon the number of options that will be granted throughout 2004 and the valuation assumptions in use at the time those options are granted. The overhead structure of our expanding European operations, as compared to our mature operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European operations become a more meaningful percentage of our consolidated results.

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationships and acquisition costs.

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2001, goodwill amortization expense would have been reduced by $59.2 million ($50.9 million, net of tax) for the year ended December 31, 2001. See Note 2(g) to Notes to Consolidated Financial Statements.

        In February 2004, we completed the acquisition of Mentmore plc's 49.9% equity interest in IME. This transaction should have no impact on revenue or operating income since we already fully consolidate IME's financial results. Since we will be using the purchase method of accounting for this acquisition, 49.9% of the net assets of IME will be adjusted to reflect their fair market value if different from their current carrying value. As a result, we expect this transaction will increase depreciation and amortization expenses going forward. Additionally, we will record an increase in interest expense, net associated with debt used to fund this acquisition and will no longer record the minority interest in earnings of subsidiaries, net related to Mentmore's ownership interest in IME.

        All of our costs are subject to variations caused by the net effect of foreign currency translation on costs incurred by our entities outside the U.S. During 2003, we have seen increases in costs as a result of the strengthening of the British pound sterling, the Euro, and the Canadian dollar against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is impossible to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations; however, given the relative increase in our international operations, these fluctuations may become material.

Reclassifications and Changes in Presentation

        Previously, consolidated losses (gains) on disposal/writedown of property, plant and equipment, net were recorded within various captions of our consolidated statements of operations based on the nature of the underlying asset. During the first quarter of 2003, we determined that it was more appropriate to record these gains and losses separately within our results from operations. We have reflected this change in all applicable tables and discussions for all periods presented within the following discussion of results of operations.

        Previously, debt extinguishment expenses were recorded as an extraordinary charge within our consolidated statements of operations. Effective January 1, 2003, we have reflected these charges to other (income) expense, net in accordance with recent changes in accounting pronouncements. We have reflected this change in all applicable tables and discussions for all periods presented within the following discussion of results of operations.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net (Loss) Income (In Thousands):

	Year Ended December 31,
	2001	2002	2003
OIBDA	$297,387	$361,578	$435,811
Less: Depreciation and Amortization	153,271	108,992	130,918

Operating Income	144,116	252,586	304,893
Less: Interest Expense, Net	134,742	136,632	150,468
Other Expense (Income), Net	37,485	1,435	(2,564)
Provision for Income Taxes	17,875	47,318	66,730
Minority Interest	(1,929)	3,629	5,622
Income from Discontinued Operations	—	(1,116)	—
Cumulative Effect of Change in Accounting Principle	—	6,396	—

Net (Loss) Income	$(44,057)	$58,292	$84,637

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates. Our critical accounting policies include the following and are in no particular order:

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

        Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and more recently, SFAS No. 141. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2003 would differ meaningfully from preliminary estimates. See Note 7 to Notes to Consolidated Financial Statements.

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

        Our acquisitions have resulted in a significant accumulation of goodwill. Beginning on January 1, 2002, we ceased to amortize goodwill in accordance with SFAS No. 142. We reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6.4 million (net of minority interest of $8.5 million), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in our consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6.4 million charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8.5 million) to exceed our portion of the non-cash goodwill impairment charge ($6.4 million). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2003 and noted no impairment of goodwill at our reporting units as of that date. As of December 31, 2003, no factors were identified that would alter this assessment.

Allowance for Doubtful Accounts

        We maintain an allowance for doubtful accounts for estimated losses resulting from the potential inability of our customers to make required payments. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. As of December 31, 2002 and 2003, our allowance for doubtful accounts balance totaled $20.3 million and $18.3 million, respectively. The decrease in the allowance for doubtful accounts as of December 31, 2003 compared to December 31, 2002 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that enabled us to significantly reduce our allowance for doubtful accounts in the year ended December 31, 2003. The decrease in the allowance for doubtful accounts was partially offset by an increase in the allowance for doubtful accounts associated with businesses acquired during the year ended December 31, 2003, including Hays IMS.

Accounting for Variable Interest Entities

        Three variable interest entities were established to acquire properties and lease those properties to us. These leases were designed to qualify as operating leases for accounting purposes, where the monthly lease expense was recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities were not consolidated in our consolidated balance sheets. We changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities") as of December 31, 2002. These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities.

        Our Variable Interest Entities were financed with real estate term loans. These real estate term loans have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were also considered indebtedness under our indentures for certain of our senior subordinated notes. As of December 31, 2003, these real estate term loans amounted to $202.6 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Note 5 to Notes to Consolidated Financial Statements.

        As of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in VIE III. This resulted in our consolidating all of its remaining assets and liabilities. VIE III's remaining assets and liabilities relate to an interest rate swap agreement, which it entered into upon its inception. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97.0 million of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated fair value of the derivative liability held by VIE III, and now consolidated on our balance sheet, related to the swap agreement was $11.0 million at December 31, 2003. This swap has been since inception and continues to be, as of December 31, 2003, an effective hedge in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." During the years ended December 31, 2002 and 2003, we recorded depreciation expense of $1.7 million and $1.8 million, respectively, associated with the properties and interest expense of $6.2 million and $8.2 million, respectively, associated with the real estate term loans. See Notes 3, 4 and 5 to Notes to Consolidated Financial Statements.

        In addition, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in the Other Variable Interest Entities. This resulted in our consolidating all of their assets and liabilities. As of December 31, 2002, the total impact of consolidating the Other Variable Interest Entities was an increase of $103.9 million both in property, plant and equipment and long-term debt. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, during the years ended December 31, 2001 and 2002, we recorded $6.7 million and $5.9 million, respectively, in rent expense in our consolidated statements of operations related to these leases. In 2003, we began recording depreciation expense associated with the properties, interest expense associated with the real estate term loans and no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results. During the year ended December 31, 2003, we recorded depreciation expense of $2.0 million associated with the properties and interest expense of $5.5 million associated with the real estate term loans. If the Other Variable Interest Entities had been consolidated in our historical financial statements as of January 1, 2002: (1) depreciation expense would have increased in an amount equal to $2.0 million for the twelve months ended December 31, 2002; and (2) rent expense for these properties would have been reclassified as interest expense in an amount equal to $5.9 million for the twelve months ended December 31, 2002. Consequently, our OIBDA, operating income and interest expense would have increased by $5.9 million, $3.9 million and $5.9 million, respectively, for the twelve months ended December 31, 2002. In addition, net income before provision for income taxes would have decreased by $2.0 million for the twelve months ended December 31, 2002.

        In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), "Consolidation of Variable Interest Entities." These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position. As a result of the actions described above, as of December 31, 2002 and December 31, 2003, we did not have any unconsolidated variable interest entities.

Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized gains and losses are recognized each period as other comprehensive income which is a component of accumulated other comprehensive items included in shareholders' equity, assets and liabilities or earnings depending on the nature of such derivatives. See Note 4 to Notes to Consolidated Financial Statements for a detailed description of our derivative instruments.

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

        Although we apply some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. We had $25.6 million of interest rate risk management liabilities and had a corresponding amount for unrealized losses to other comprehensive income ($16.2 million, net of tax) related to cash flow hedges at December 31, 2003.

        We provided the initial financing totaling 190.5 million British pounds sterling to IME, our European joint venture, for all of the consideration associated with the acquisition of the European operations of Hays IMS using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $27.8 million in other (income) expense, net for this intercompany balance for the year ended December 31, 2003. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80.0 million British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $11.5 million on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the year ended December 31, 2003. In addition, we entered into two cross currency swaps with a combined notional value of 100.0 million British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162.8 million in exchange for 100.0 million British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations. We have recorded, for the year ended December 31, 2003, a foreign currency loss of $19.0 million in other (income) expense, net.

        One of our interest rate swaps was used to hedge interest rate risk on certain variable operating lease commitments. As a result of the December 31, 2002 consolidation of one of the Other Variable Interest Entities ("VIE I"), the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions and we determined that this hedge was no longer effective on a prospective basis. We have consolidated the real estate term loans of VIE I and we will prospectively record interest expense instead of rent expense as we make cash interest payments on this debt. The unrealized mark to market losses previously recorded in other comprehensive income attributable to this swap ($1.9 million and $0.8 million, net of tax, as of December 31, 2002 and 2003, respectively) will be amortized through other (income) expense, net in our consolidated statement of operations based on the changes in the fair value of the swap each period that the remaining interest payments are made on VIE I's external debt. We are accounting for mark to market changes in the derivative liability of this swap agreement through other (income) expense, net in our consolidated statement of operations. This accounting has a net zero impact within our consolidated statement of operations as it relates to the amortization of unrealized mark to market losses and the fair valuing of the derivative liability.

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

        During the years ended December 31, 2002 and 2003, we replaced internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $1.1 million and $0.7 million, respectively.

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

Stock-based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123 and SFAS No. 148. As a result we began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003 in our consolidated financial statements. During the year ended December 31, 2003, we recorded $1.7 million of stock compensation expense in our consolidated statement of operations. Had we elected to recognize compensation cost based on the fair value of all options as of their grant dates as prescribed by SFAS No. 123 and No. 148, we would have recorded stock compensation expense of $4.9 million, $4.5 million and $5.6 million in our consolidated statements of operations for the years ended December 31, 2001, 2002 and 2003, respectively.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Year Ended December 31,
	2001	2002	2003
Revenues:
Storage	58.6%	57.6%	58.3%
Service and Storage Material Sales	41.4	42.4	41.7

Total Revenues	100.0	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(48.6)	(47.2)	(45.3)
Selling, General and Administrative	(26.0)	(25.3)	(25.6)
Depreciation and Amortization	(12.9)	(8.3)	(8.7)
Merger-related Expenses	(0.3)	(0.1)	—
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(0.1)	(0.1)

Total Operating Expenses	(87.8)	(80.8)	(79.7)
Operating Income	12.2	19.2	20.3
Interest Expense, Net	(11.4)	(10.4)	(10.0)
Other (Expense) Income, Net	(3.2)	(0.1)	0.2

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(2.4)	8.7	10.5
Provision for Income Taxes	(1.5)	(3.6)	(4.4)
Minority Interest in Losses (Earnings) of Subsidiaries	0.2	(0.3)	(0.4)

(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(3.7)	4.8	5.6
Income from Discontinued Operations (net of tax)	—	0.1	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	(0.5)	—

Net (Loss) Income	(3.7)%	4.4%	5.6%

Other Data:
OIBDA Margin (1)	25.1%	27.4%	29.0%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002 Consolidated Results (in thousands)

	Year Ended December 31,
			Dollar Change	Percent Change
	2002	2003
Revenues:
Storage	$759,536	$875,035	$115,499	15.2%
Service and Storage Material Sales	558,961	626,294	67,333	12.0%

Total Revenues	1,318,497	1,501,329	182,832	13.9%
Operating Expenses:
Cost of Sales (excluding depreciation)	622,299	680,747	58,448	9.4%
Selling, General and Administrative	333,050	383,641	50,591	15.2%
Depreciation and Amortization	108,992	130,918	21,926	20.1%
Merger-related Expenses	796	—	(796)	—
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	774	1,130	356	46.0%

Total Operating Expenses	1,065,911	1,196,436	130,525	12.2%
Operating Income	252,586	304,893	52,307	20.7%
Interest Expense, Net	136,632	150,468	13,836	10.1%
Other Expense (Income), Net	1,435	(2,564)	(3,999)	(278.7%)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	114,519	156,989	42,470	37.1%
Provision for Income Taxes	47,318	66,730	19,412	41.0%
Minority Interest in Earnings of Subsidiaries	3,629	5,622	1,993	54.9%

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	63,572	84,637	21,065	33.1%
Income from Discontinued Operations (net of tax)	1,116	—	(1,116)	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—	6,396	—

Net Income	$58,292	$84,637	$26,345	45.2%

Other Data:
OIBDA (1)	$361,578	$435,811	$74,233	20.5%

OIBDA Margin (1)	27.4%	29.0%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Revenue

        Our consolidated storage revenues increased $115.5 million, or 15.2%, to $875.0 million for the year ended December 31, 2003. The increase is attributable to internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (5%), primarily consisting of $30.0 million from the operations of Hays IMS, and foreign currency exchange rate fluctuations (2%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, offset by a weakening of the Mexican peso and Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $67.3 million, or 12.0%, to $626.3 million for the year ended December 31, 2003. The increase is attributable to acquisitions (7%), including revenue from the Hays IMS operations of $24.6 million, internal revenue growth (3%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, offset by a weakening of the Mexican peso and Brazilian real against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $182.8 million, or 13.9%, to $1,501.3 million. Internal revenue growth for the year ended December 31, 2003 was 6%. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2002					2003
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Storage Revenue	8%	9%	9%	8%	8%	8%	8%	9%	8%	8%
Service and Storage Material Sales Revenue	9%	10%	15%	10%	11%	8%	3%	2%	1%	3%
Total Revenue	9%	9%	11%	9%	10%	8%	6%	6%	5%	6%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged between 8% to 9%. Our storage revenue internal growth rate trend for the year ended December 31, 2003 reflects higher growth rates in our international businesses, primarily Europe, stabilized net carton volume growth in our North American records management business and higher growth rates in our digital businesses. We experienced higher volumes of carton destructions and permanent removals in the fourth quarter of 2003 as compared to the first three quarters of 2003, which contributed to the decline in our internal growth rate for storage revenue from the third quarter to the fourth quarter of 2003. We experienced similar volumes of destructions and permanent removals in the fourth quarter of 2002. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to more discretionary services we offer such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The quarterly growth rates in 2003 were negatively impacted by several factors: (1) large special project service revenue did not achieve the same high levels experienced in the corresponding periods of 2002, (2) product sales, primarily data product sales, decreased and (3) carton destructions and other permanent removals have decreased relative to prior periods. In addition, our off-site data protection business continued to operate in a market experiencing downward pressure on information technology spending as companies look to reduce their costs.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	2002	2003	Dollar Change	Percent Change	2002	2003	Percent Change (Favorable)/ Unfavorable
Labor	$318,707	$344,761	$26,054	8.2%	24.2%	23.0%	(1.2)%
Facilities	184,988	211,597	26,609	14.4%	14.0%	14.1%	0.1%
Transportation	56,972	65,142	8,170	14.3%	4.3%	4.3%	—
Product Cost of Sales	34,552	30,987	(3,565)	(10.3)%	2.6%	2.1%	(0.5)%
Other	27,080	28,260	1,180	4.4%	2.1%	1.9%	(0.2)%

	$622,299	$680,747	$58,448	9.4%	47.2%	45.3%	(1.9)%

Labor

        Labor expense decreased as a percentage of revenue as a result of improved labor management in our North American operations and lower incentive compensation expense for the year ended December 31, 2003 as compared to the year ended December 31, 2002. This improvement was offset by increases in wages, medical expenses, and headcount due to growth and acquisitions in our secure shredding operations and the acquisition of Hays IMS. We expect labor expenses as a percentage of consolidated revenues in 2004 may increase as we report a full year of integrated Hays IMS operations.

Facilities

        The largest component of our facilities cost is rent expense, which increased $6.9 million for the year ended December 31, 2003 primarily as a result of increased rent in our European operations of $9.0 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. In addition, after adjusting for the consolidation of properties owned by our Variable Interest Entities, we have increased the number of leased facilities we occupy in the U.S. and Canada as of December 31, 2003 compared to December 31, 2002 primarily due to acquisitions. The increase in rent is offset by the consolidation of 38 properties owned by our Variable Interest Entities during the third and fourth quarter of 2002. The leases associated with these properties were accounted for as operating leases prior to December 31, 2002. We recorded $5.9 million of rent expense for these 38 properties during the year ended December 31, 2002 and no rent expense in the year ended December 31, 2003. Rather than rent expense, we recorded interest expense and depreciation expense associated with these properties for the year ended December 31, 2003. Excluding our European operations, the dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $5.5 million, $4.0 million, and $1.9 million, respectively, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Facilities expenses in our European operations increased $6.4 million primarily due to the growth of operations and acquisitions for the year ended December 31, 2003 compared to the year ended December 31, 2002.

We anticipate that reporting a full year of integrated Hays IMS operations and no longer having the offsetting impact caused by our Variable Interest Entities could cause an increase in rent expense and possibly in total facility costs as a percentage of consolidated revenues in 2004.

Transportation

        Our transportation expenses, which were flat as a percentage of consolidated revenues, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the year ended December 31, 2003, we experienced a $3.4 million increase in transportation expenses in our European operations as compared to the year ended December 31, 2002, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. Transportation efficiencies achieved in our North American operations, partially offset by higher fuel costs and an increased percentage of vehicles under operating lease, mitigated the impact of our European operations on transportation expenses as a percentage of consolidated revenues.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the year ended December 31, 2003 was lower than the year ended December 31, 2002 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	2002	2003	Dollar Change	Percent Change	2002	2003	Percent Change (Favorable)/ Unfavorable
General and Administrative	$179,550	$206,575	$27,025	15.1%	13.6%	13.8%	0.2%
Sales, Marketing & Account Management	85,932	111,408	25,476	29.6%	6.5%	7.4%	0.9%
Information Technology	55,971	67,950	11,979	21.4%	4.2%	4.5%	0.3%
Bad Debt Expense	11,597	(2,292)	(13,889)	(119.8)%	0.9%	(0.2)%	(1.1)%

	$333,050	$383,641	$50,591	15.2%	25.3%	25.6%	0.3%

General and Administrative

        The increase in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2003 is primarily attributable to a $16.4 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions. In our North American operations, general and administrative expenses increased as a result of higher wages due to normal inflation and merit increases, and increases in worker's compensation and medical expenses. The increase in labor expenses was partially offset by decreases in general insurance expenses and lower incentive compensation expenses. We anticipate increased pressure on our general and administrative expenses as a percentage of consolidated revenues as we integrate the operations of Hays IMS.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the year ended December 31, 2003. Throughout the years ended December 31, 2002 and 2003, we continued to invest in the expansion and improvement of our sales force and account management personnel. Excluding our European operations, since December 31, 2002, we added 66 sales and marketing employees, a 16% increase in headcount, increased our account management force and initiated several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. In addition, costs associated with our European sales and account management teams increased by $4.1 million for the year ended December 31, 2003 as compared to the year ended December 31, 2002, due to the hiring of new personnel and the expansion of our European sales force. We expect that sales, marketing and account management expenses will continue to increase as a percentage of consolidated revenues as we continue to expand and train our sales force and develop new marketing initiatives.

Information Technology

        Information technology expenses increased $12.0 million for the year ended December 31, 2003 principally due to higher compensation costs resulting from increased headcount, normal inflation and merit increases, as well as an increase in external resources, which was partially offset by lower incentive compensation expenses. As our technology initiatives mature, less of our efforts are development related, thus decreasing capitalizable expenditures, which results in increased information technology expenses. In addition, we incurred additional costs to expand bandwidth and international connectivity in the year ended December 31, 2003 as compared to the year ended December 31, 2002 to satisfy growth of our business and to integrate acquisitions.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the year ended December 31, 2003 compared to the year ended December 31, 2002 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada during 2002 and 2003, which resulted in improved cash collections and an improved accounts receivable aging that enabled us to significantly reduce our allowance for doubtful accounts in the year ended December 31, 2003. We do not expect to experience a similar decrease during 2004 and expect bad debt expense to be approximately 0.5% of consolidated revenues in 2004.

Depreciation, Amortization, Merger-Related Expenses and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $21.9 million to $130.9 million (8.7% of consolidated revenues) for the year ended December 31, 2003 from $109.0 million (8.3% of consolidated revenues) for the year ended December 31, 2002. Depreciation expense increased $19.8 million, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $5.4 million during the year ended December 31, 2003 as a result of software and hardware assets placed in service throughout the years ended December 31, 2002 and 2003. The consolidation of the properties owned by our Variable Interest Entities during the year ended December 31, 2002 resulted in $2.2 million of additional depreciation in the year ended December 31, 2003. Amortization expense increased as a result of the amortization of intangible assets associated with acquisitions we completed in the fourth quarter of 2002 and during the year ended December 31, 2003.

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and included system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million for the year ended December 31, 2002. All merger related activities associated with the Pierce Leahy merger were completed in 2002.

        Consolidated loss on disposal/writedown of property, plant and equipment, net consisted of disposals and asset writedowns partially offset by $4.2 million of gains on the sale of properties in Texas, Florida and the U.K. in the year ended December 31, 2003 and a gain of $2.1 million on the sale of a property in the U.K. in the year ended December 31, 2002.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $52.3 million, or 20.7%, to $304.9 million (20.3% of consolidated revenues) for the year ended December 31, 2003 from $252.6 million (19.2% of consolidated revenues) for the year ended December 31, 2002.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $74.2 million, or 20.5%, to $435.8 million (29.0% of consolidated revenues) for the year ended December 31, 2003 from $361.6 million (27.4% of consolidated revenues) for the year ended December 31, 2002.

Interest Expense, Net

        Consolidated interest expense, net increased $13.8 million to $150.5 million (10.0% of consolidated revenues) for the year ended December 31, 2003 from $136.6 million (10.4% of consolidated revenues) for the year ended December 31, 2002. This increase was primarily attributable to (1) $7.4 million of interest expense associated with real estate term loans held by our Variable Interest Entities that were consolidated in the second half of 2002, (2) borrowings under our revolving credit facility and the issuance of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes") which were used to finance the Hays IMS acquisition, and (3) an increase in our overall weighted average outstanding borrowings. The increase was offset by a decline in our overall weighted average interest rate from 8.3% as of December 31, 2002 to 7.7% as of December 31, 2003 resulting from our refinancing efforts and a decline in variable interest rates.

Other Expense (Income), Net (in thousands)

	2002	2003	Change
Foreign currency transaction gains	$(5,045)	$(30,220)	$(25,175)
Debt extinguishment expense	5,431	28,174	22,743
Loss on investments	901	(462)	(1,363)
Other, net	148	(56)	(204)

	$1,435	$(2,564)	$(3,999)

        Foreign currency gains of $30.2 million based on period-end exchange rates were recorded in the year ended December 31, 2003 primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, and our British pound sterling denominated cross currency swap.

        During the year ended December 31, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), resulting in a charge of $1.8 million, the remaining outstanding principal amount of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes"), resulting in a charge of $13.8 million, and $115.0 million of the outstanding principal of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary (the "Subsidiary notes"), resulting in a charge of $12.6 million. During the year ended December 31, 2002, we recorded a charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our revolving credit facility and a charge of $4.2 million related to the early retirement of a portion of our 9 1/8% notes. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts.

Provision for Income Taxes

        Our effective tax rate for the year ended December 31, 2003 was 42.5%. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). The disallowance of certain intercompany interest charges by states, including a change in Massachusetts tax laws, retroactive to January 1, 2002, increased our provision for income taxes for the year ended December 31, 2003 by 1.1%. Our effective tax rate was 41.3% for the year ended December 31, 2002. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2004.

Minority Interest, Discontinued Operations, and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $5.6 million (0.4% of consolidated revenues) for the year ended December 31, 2003 compared to $3.6 million (0.3% of consolidated revenues) for the year ended December 31, 2002. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The increase is a result of the improved profitability of our European and South American businesses.

        In the fourth quarter of 2002, we recorded income from discontinued operations of $1.1 million (net of tax of $0.8 million) as a result of resolving several outstanding contingencies remaining from the sale of the Arcus Staffing Resources, Inc. business unit in 1999. There was no such income recorded in 2003.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in 2003.

Net Income

        As a result of the foregoing factors, consolidated net income increased $26.3 million, or 45.2%, to $84.6 million (5.6% of consolidated revenues) for the year ended December 31, 2003 from net income of $58.3 million (4.4% of consolidated revenues) for the year ended December 31, 2002.

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our off-site data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property protection services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our corporate overhead functions and our fulfillment, consulting and digital archiving services.

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Year Ended
December 31, 2003	$1,022,335	$251,141	$198,068	$29,785
December 31, 2002	944,845	239,081	109,381	25,190

Increase in Revenues	$77,490	$12,060	$88,687	$4,595

Percentage Increase in Revenues	8.2%	5.0%	81.1%	18.2%

Segment Contribution (1)
Year Ended
December 31, 2003	$286,208	$71,240	$46,825	$32,668
December 31, 2002	262,541	61,729	21,988	16,890
Segment Contribution (1) as a Percentage of Segment Revenue
Year Ended
December 31, 2003	28.0%	28.4%	23.6%	109.7%
December 31, 2002	27.8%	25.8%	20.1%	67.1%

(1)
See Note 12 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income (loss) on a consolidated basis.

Business Records Management

        During the year ended December 31, 2003, revenue in our business records management segment increased 8.2% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $8.2 million), and was offset by lower special project service revenue and lower permanent removal and destruction fees. In addition, favorable currency fluctuations during the year ended December 31, 2003 in Canada increased revenue $9.6 million when compared to the year ended December 31, 2002. Contribution as a percent of segment revenue increased primarily due to lower bad debt expense and lower incentive compensation expense which were partially offset by higher property taxes, utilities and our increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the year ended December 31, 2003 of $71.7 million compared to $67.7 million for the year ended December 31, 2002, (2) foreign currency gains of $29.5 million and $1.6 million for the years ended December 31, 2003 and 2002, respectively, and (3) gain on disposal/writedown of property plant and equipment, net of

$0.6 million for the year ended December 31, 2003 and a loss on disposal/writedown of property plant and equipment, net of $1.5 million for the year ended December 31, 2002.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 5.0% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to reduced bad debt expense, increased product sales margins and improved labor management. This increase was partially offset by the growth of our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the year ended December 31, 2003 of $13.8 million compared to $12.8 million for the year ended December 31, 2002 and (2) a loss on disposal/writedown of property plant and equipment, net of $1.9 million and $0.2 million for the year ended December 31, 2003 and 2002, respectively.

International

        Revenue in our international segment increased 81.1% primarily due to acquisitions completed in Europe, including $46.4 million from the acquisition of Hays IMS, and in South America, as well as increased sales efforts and a large service project in the U.K. Favorable currency fluctuations during the year ended December 31, 2003 in Europe increased revenue, as measured in U.S. dollars, by $17.5 million compared to the year ended December 31, 2002. This increase was offset by $1.2 million of unfavorable currency fluctuations in Mexico and South America during the year ended December 31, 2003 compared to the year ended December 31, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from our European, South American, and Mexican operations and overall increased direct labor utilization and lower bad debt expenses. This increase was partially offset by increased overhead expenses associated with the growth of these emerging businesses. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the year ended December 31, 2003 of $16.0 million compared to $7.1 million for the year ended December 31, 2002, including $3.6 million associated with the acquisition of Hays IMS in the year ended December 31, 2003, (2) gains on disposal/writedown of property plant and equipment, net of $0.8 million and $2.1 million for the years ended December 31, 2003 and 2002, respectively, and (3) a foreign currency gain of $1.2 million in the year ended December 31, 2003 compared to a loss of $0.3 million in the year ended December 31, 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001 Consolidated Results (in thousands)

	Year Ended December 31,
			Dollar Change	Percent Change
	2001	2002
Revenues:
Storage	$694,474	$759,536	$65,062	9.4%
Service and Storage Material Sales	491,244	558,961	67,717	13.8%

Total Revenues	1,185,718	1,318,497	132,779	11.2%
Operating Expenses:
Cost of Sales (excluding depreciation)	576,538	622,299	45,761	7.9%
Selling, General and Administrative	307,800	333,050	25,250	8.2%
Depreciation and Amortization	153,271	108,992	(44,279)	(28.9)%
Merger-related Expenses	3,673	796	(2,877)	(78.3)%
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	320	774	454	141.9%

Total Operating Expenses	1,041,602	1,065,911	24,309	2.3%
Operating Income	144,116	252,586	108,470	75.3%
Interest Expense, Net	134,742	136,632	1,890	1.4%
Other Expense, Net	37,485	1,435	(36,050)	(96.2)%

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(28,111)	114,519	142,630	507.4%
Provision for Income Taxes	17,875	47,318	29,443	164.7%
Minority Interest in (Losses) Earnings of Subsidiaries	(1,929)	3,629	5,558	288.1%

(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(44,057)	63,572	107,629	244.3%
Income from Discontinued Operations (net of tax)	—	1,116	1,116	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	(6,396)	(6,396)	—

Net (Loss) Income	$(44,057)	$58,292	$102,349	232.3%

Other Data:
OIBDA (1)	$297,387	$361,578	$64,191	21.6%

OIBDA Margin (1)	25.1%	27.4%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Comparison of Year Ended December 31, 2002 to Year Ended December 31, 2001

Revenue

        For the year ended December 31, 2002, our consolidated revenues increased $132.8 million, or 11.2%, compared to the same period of 2001. This increase was principally a result of internal revenue growth, which for the year ended December 31, 2002 was 10%, comprised of 8% for storage revenue and 11% for service and storage material sales revenue. We calculate internal revenue growth in local currency for our international operations.

        Consolidated storage revenues increased $65.1 million, or 9.4%, to $759.5 million for the year ended December 31, 2002. The increase was primarily attributable to internal revenue growth of 8% resulting from net increases in records and other media stored by existing customers and sales to new customers. The net effect of foreign currency translation on storage revenues was a decrease in revenue of $2.4 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar, offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $67.7 million, or 13.8%, to $559.0 million for the year ended December 31, 2002. The increase was primarily attributable to internal revenue growth of 11% resulting from net increases in service and storage material sales to existing customers and sales to new customers. The net effect of foreign currency translation on service and storage material sales revenues was a decrease in revenue of $0.7 million. This was a result of a weakening of the Argentine peso, the Canadian dollar, and the Brazilian real against the U.S. dollar, offset by a strengthening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2001					2002
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Storage Revenue	13%	12%	11%	10%	11%	8%	9%	9%	8%	8%
Service and Storage Material Sales Revenue	9%	9%	5%	11%	8%	9%	10%	15%	10%	11%
Total Revenue	11%	10%	9%	10%	10%	9%	9%	11%	9%	10%

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

        Service and storage material sales revenue internal growth is subject to fluctuations in the timing of non-recurring service projects ordered by customers and in some cases can be affected by delays or cancellations as some customers seek to reduce short-term costs. During the year ended December 31, 2002, we benefited from a number of large non-recurring service projects in North America and Europe. The volatility in the service revenue growth for the third and fourth quarters of 2001 and 2002 is primarily due to a disruption in the normal pattern of services we provide to our customers following the events of September 11, 2001 and the resulting shift of some services and related revenue, to the fourth quarter of 2001. This caused a favorable comparison for the service revenue growth rate in the third quarter of 2002 and a difficult comparison in the fourth quarter of 2002.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	2001	2002	Dollar Change	Percent Change	2001	2002	Percent Change (Favorable)/Unfavorable
Labor	$286,951	$318,707	$31,756	11.1%	24.2%	24.2%	—
Facilities	173,610	184,988	11,378	6.6%	14.6%	14.0%	(0.6)%
Transportation	55,167	56,972	1,805	3.3%	4.7%	4.3%	(0.4)%
Product Cost of Sales	31,363	34,552	3,189	10.2%	2.6%	2.6%	—
Other	29,447	27,080	(2,367)	(8.0%)	2.5%	2.1%	(0.4)%

	$576,538	$622,299	$45,761	7.9%	48.6%	47.2%	(1.4)%

Labor

        The dollar increase in labor expense is primarily attributable to increases in headcount and changes in our labor mix resulting from the expansion of our secure shredding operations. Our secure shredding operations are more labor intensive, therefore, labor expense will be higher as a percentage of revenue as compared to our mature operations. In the year ended December 31, 2002, this impact was mitigated by improved labor management in our off-site data protection segment. In addition, our operations in the U.S. and Canada, which comprise approximately 75% of our workforce, experienced an overall increase in wages due to normal inflation, merit increases and significant increases in medical insurance and worker's compensation expenses of approximately $12.0 million. The majority of these increases are attributable to higher premiums and self-insurance requirements.

Facilities

        Our property management activities combined with a higher utilization of our space has driven the decrease of our facilities expenses as a percentage of consolidated revenues from 14.6% in the year ended December 31, 2001 to 14.0% in the year ended December 31, 2002. The largest component of our facilities cost is rent expense, which decreased $0.3 million for the year ended December 31, 2002. We reduced the number of leased facilities we occupy by 23 in the year ended December 31, 2002 primarily through the consolidation of our property portfolio as we exited less desirable facilities and consolidated our remaining properties subsequent to the Pierce Leahy merger.

        The decrease in leased properties is also a result of the recharacterization of eight properties held by our Variable Interest Entities at the end of 2001, which are now consolidated on our balance sheet at the end of 2002. During the years ended December 31, 2001 and 2002, we recorded $1.8 million and $0.0 million of rent expense for these eight properties, respectively. An additional 23 properties held by our Variable Interest Entities were consolidated as of December 31, 2002; however, they were accounted for as operating leases during the year ended December 31, 2002 and their costs were included in rent expense. For the years ended December 31, 2001 and 2002, we recorded rent expense of $6.7 million and $5.9 million, respectively, on these 23 properties and we recorded rent expense as interest expense beginning in 2003.

        The dollar increase in facilities expenses is attributable to property insurance, which increased $4.7 million for the year ended December 31, 2002 compared to the year ended December 31, 2001. The market-wide increase in property insurance premiums in the wake of the events of September 11, 2001, in addition to experience based annual premium adjustments, resulted in this dramatic increase. Increased rent and facilities expenses in our European operations of $4.6 million and higher property taxes in the U.S. and Canada of $1.8 million have also contributed to the dollar increase in facilities expenses.

Transportation

        Our transportation expenses are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. For the years ended December 31, 2002 and 2001 our fleet of vehicles used in operations totaled 2,140 and 2,032, respectively, of which 1,429 and 1,269, respectively, were under operating leases. The net increase in vehicles is primarily attributable to an increase of 40 vehicles in our secure shredding division that were either acquired through acquisitions or added to support growth in the business. We reduced our operating lease expense by $0.6 million during the year ended December 31, 2002 as a result of our fleet leasing program, which has benefited from an overall reduction in interest rates and our improving credit rating.

        The results of our ongoing transportation efficiency projects and the completion of our conversions to the SafeKeeper Plus® system have been significant in reducing transportation expenses, including fuel and outside courier fees, as a percentage of consolidated revenues. In the year ended December 31, 2002 we had an overall reduction in fuel consumption and a decrease in fuel expense of $0.4 million in spite of an average increase in the price per gallon of fuel during the year ended December 31, 2002. We also benefited from a $0.9 million decline in subcontracted courier expenses, which we believe is the result of better management of internal transportation resources. Our improvements in transportation have been partially offset by increased vehicle insurance and repair costs of $0.7 million and $0.9 million, respectively, for the year ended December 31, 2002 over the year ended December 31, 2001, as a result of the increased size of our fleet. We experienced a $2.0 million increase in transportation expenses in our European operations, which is primarily attributable to the growth of operations and is also impacted by the weakening of the U.S. dollar in comparison to the British pound sterling in the year ended December 31, 2002 versus the year ended December 31, 2001.

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

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	2001	2002	Dollar Change	Percent Change	2001	2002	Percent Change (Favorable)/Unfavorable
General and Administrative	$175,639	$179,550	$3,911	2.2%	14.8%	13.6%	(1.2)%
Sales, Marketing & Account Management	70,956	85,932	14,976	21.1%	6.0%	6.5%	0.5%
Information Technology	50,866	55,971	5,105	10.0%	4.3%	4.2%	(0.1%)
Bad Debt Expense	10,339	11,597	1,258	12.2%	0.9%	0.9%	—

	$307,800	$333,050	$25,250	8.2%	26.0%	25.3%	(0.7)%

General and Administrative

        The dollar increase in general and administrative expenses is primarily attributable to an increase in professional fees, office facilities, telephone, and supplies expenses. However, these costs were consistent with the increasing scale of our business, as indicated by the decrease of 1.2% as a percentage of consolidated revenues. Increased overhead leverage offset an increase in wages due to normal inflation and merit increases.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management expenses are labor related and are primarily driven by the headcount in each of these departments. Throughout the year ended December 31, 2002, we continued to expand our sales force and account management teams. We added approximately 60 new sales and marketing employees since December 31, 2001, a 15% increase in headcount.

Information Technology

        Information technology expenses increased $5.1 million, or 10.0%, to $56.0 million (4.2% of consolidated revenues) for the year ended December 31, 2002 principally due to increased compensation costs as a result of increased headcount and normal inflation and merit increases, as well as, a decrease in capitalizable projects. Additionally, these costs were offset by savings of $1.7 million realized through improved management of information technology telecommunication expenses and a reduction of $1.1 million of information technology equipment lease expenses.

Bad Debt Expense

        Consolidated bad debt expense increased $1.3 million, or 12.2%, to $11.6 million (0.9% of consolidated revenues) for the year ended December 31, 2002. Our projects to centralize collection efforts within our divisions have contributed significantly to holding bad debt expense flat as a percentage of consolidated revenues.

Depreciation, Amortization, Merger-Related Expenses and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense decreased $44.3 million, or 28.9%, to $109.0 million (8.3% of consolidated revenues) for the year ended December 31, 2002 from $153.3 million (12.9% of consolidated revenues) for the year ended December 31, 2001. Depreciation expense increased $16.7 million, primarily due to the additional depreciation expense related to capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, and depreciation associated with facilities accounted for as capital leases. Depreciation associated with our digital initiatives increased $3.7 million during the year ended December 31, 2002 as a result of software and hardware assets placed in service during late 2001 and throughout the years ended December 31, 2002. In the year ended December 31, 2002, the recharacterization of eight properties added in the year ended December 31, 2001 under one of our synthetic lease programs, as well as nine properties added to such program in the year ended December 31, 2002, resulted in $1.7 million of additional depreciation. Amortization expense decreased $61.3 million, primarily due to eliminating amortization expense related to goodwill in accordance with SFAS No. 142. See Note 2(g) to Notes to Consolidated Financial Statements and "—Critical Accounting Policies—Accounting for Acquisitions."

        Merger-related expenses are certain expenses directly related to our merger with Pierce Leahy that cannot be capitalized and include system conversion costs, costs of exiting certain facilities, severance, relocation and pay-to-stay payments and other transaction-related costs. Merger-related expenses were $0.8 million (0.1% of consolidated revenues) for the year ended December 31, 2002 compared to $3.7 million (0.3% of consolidated revenues) for the same period of 2001. All merger related activities associated with the Pierce Leahy merger were completed in the year ended December 31, 2002.

        Consolidated loss on disposal/writedown of property, plant and equipment, net for the year ended December 31, 2002 consisted of disposals and asset write-downs partially offset by a gain of $2.1 million recorded on the sale of a property in the U.K. during the second quarter of 2002.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $108.5 million, or 75.3%, to $252.6 million (19.2% of consolidated revenues) for the year ended December 31, 2002 from $144.1 million (12.2% of consolidated revenues) for the year ended December 31, 2001.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $64.2 million, or 21.6%, to $361.6 million (27.4% of consolidated revenues) for the year ended December 31, 2002 from $297.4 million (25.1% of consolidated revenues) for the year ended December 31, 2001.

Interest Expense, Net

        Consolidated interest expense, net increased $1.9 million, or 1.4%, to $136.6 million for the year ended December 31, 2002 from $134.7 million for the year ended December 31, 2001. This increase was primarily attributable to $6.2 million of interest expense associated with 17 properties within one of our Variable Interest Entities and increased long-term borrowings through our 2001 bond offerings. These increases were offset by a decline in our overall weighted average interest rate resulting from a general decline in interest rates coupled with our refinancing efforts.

Other (Income) Expense, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	2001	2002	Change
Foreign currency transaction (gains) and losses	$10,437	$(5,045)	$(15,482)
Debt extinguishment expense	19,978	5,431	(14,547)
Loss on investments	6,900	901	(5,999)
Other, net	170	148	(22)

	$37,485	$1,435	$(36,050)

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

        The loss on investments is the result of a $6.9 million impairment charge taken on our investment in convertible preferred stock of a technology development company in the third quarter of 2001. In the year ended December 31, 2002, we recorded $0.9 million of similar write-downs.

        During the year ended December 31, 2002, we recorded a debt extinguishment charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our revolving credit facility and in the fourth quarter of 2002 we recorded a debt extinguishment charge of $4.2 related to the early retirement of a portion of our 9 1/8% notes in conjunction with our underwritten public offering of the 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes"). For the year ended December 31, 2001, we recorded a debt extinguishment charge of $20.0 million related to the early retirement of the 11 1/8% senior subordinated notes and 10 1/8% senior subordinated notes in conjunction with our underwritten public offerings of the 8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes"). The charges consisted primarily of the write-off of unamortized deferred financing costs and call and tender premiums associated with the extinguished debt.

Provision for Income Taxes

        The provision for income taxes was $47.3 million for the year ended December 31, 2002 compared to $17.9 million for the year ended December 31, 2001. The effective rate was 41.3% for the year ended December 31, 2002 and the primary reconciling item between the statutory rate of 35% and the effective rate is state income taxes (net of federal benefit). The effective rate was (63.6%) for the year ended December 31, 2001. During the year ended December 31, 2001, we amortized non-deductible goodwill for book purposes, however, as result of the adoption of SFAS No. 142 in 2002, goodwill amortization ceased, thereby reducing the effective rate and some of the volatility with respect to our effective rate in the future. Additionally, the 2001 effective rate was impacted by state income taxes (net of federal benefit).

Minority Interest, Discontinued Operations, and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings (losses) of subsidiaries, net resulted in a charge to income of $3.6 million (0.3% of consolidated revenues) for the year ended December 31, 2002. This represents our minority partners' share of earnings (losses) in our majority-owned international subsidiaries that are consolidated in our operating results. In the year ended December 31, 2001, our subsidiaries incurred losses and the minority interest resulted in a credit to income of $1.9 million. The improved results are primarily a result of (1) the elimination of goodwill amortization expense in accordance with

SFAS No. 142, (2) increased profitability in our European business and (3) our European minority partners' share ($0.7 million, net of tax) of the $2.1 million gain recorded on the sale of a property held by one of our European subsidiaries during the second quarter of 2002.

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

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our off-site data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property protection services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our corporate overhead functions and our fulfillment, consulting and digital archiving services.

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Year Ended
December 31, 2002	$944,845	$239,081	$109,381	$25,190
December 31, 2001	861,302	209,429	89,475	25,512

Increase (Decrease) in Revenues	$83,543	$29,652	$19,906	$(322)

Percentage Increase in Revenues	9.7%	14.2%	22.2%	(1.3%)

Segment Contribution (1)
Year Ended
December 31, 2002	$262,541	$61,729	$21,988	$16,890
December 31, 2001	227,164	50,254	16,250	7,712
Segment Contribution (1) as a Percentage of Segment Revenue
Year Ended
December 31, 2002	27.8%	25.8%	20.1%	67.1%
December 31, 2001	26.4%	24.0%	18.2%	30.2%

(1)
See Note 12 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income (loss) on a consolidated basis.

Business Records Management

        Revenue in our business records management segment increased 9.7% primarily due to increased storage revenues, strong special projects revenues and acquisitions. The increase in Contribution, which we use as our internal measurement of financial performance and as the basis for allocating resources to our segments, as a percent of segment revenue for our business records management segment is primarily due to labor and transportation efficiencies gained by the increasing scale of our business and the completion of our integration of Pierce Leahy. Lower facilities expenditures, including rent expense and utilities, and lower bad debt expense resulting from our improved collection efforts also contributed to the improvement of Contribution, as a percentage of segment revenue. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increased investment in our sales force. Reductions in spending related to telecommunication expenditures, as a percentage of segment revenue, also contributed to increasing Contribution.

Off-Site Data Protection

        Revenue in our off-site data protection segment increased 14.2% primarily due to internal revenue growth from both existing and new customers. Contribution as a percent of segment revenue for our off-site data protection segment increased primarily due to improved labor and transportation management. This increase was partially offset by higher insurance premiums for property and casualty insurance and an increase in bad debt expense.

International

        Revenue in our international segment increased primarily due to increased sales efforts and a large service project in the U.K., as well as, acquisitions completed in Europe and South America in the fourth quarter of 2002. Contribution as a percent of segment revenue for our international segment increased primarily due to improved gross margins from our European operations and reduced bad debt expense. This increase was partially offset by higher insurance premiums for property and casualty insurance and reduced margins in our South American operations due to the deteriorating local economic conditions and devaluation of the currency in Argentina. Unfavorable currency fluctuations in South America and Mexico during the year ended December 31, 2002 reduced revenues, as measured in U.S. dollars, by $5.0 million. This reduction was offset by the impact of favorable currency fluctuations during the year ended December 31, 2002 in Europe that increased revenue $2.9 million when compared to the prior year rates.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the years ended 2001, 2002 and 2003 (in thousands).

	2001	2002	2003
Cash flows provided by operating activities	$160,909	$254,948	$288,693
Cash flows used in investing activities	(278,136)	(247,757)	(586,634)
Cash flows provided by financing activities	134,901	27,098	315,054
Cash and cash equivalents at the end of year	$21,359	$56,292	$74,683

        Net cash provided by operating activities was $288.7 million for the year ended December 31, 2003 compared to $254.9 million for the year ended December 31, 2002. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation, amortization, debt extinguishment expenses and deferred income taxes. The net change in assets and liabilities primarily associated with growth in revenues and the resulting increase in receivables and disbursements to vendors contributed $2.0 million to cash flows from operating activities in the year ended December 31, 2003 as compared to $27.6 million in the year ended December 31, 2002.

        We have made significant capital expenditures, additions to customer relationship costs and other investments, primarily acquisitions. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the year ended December 31, 2003 amounted to $204.5 million and $12.6 million, respectively. These investments have been funded entirely through cash flows from operations, as was the case in the year ended December 31, 2002, and we expect this to be the case again in the year ended December 31, 2004. In addition, we received proceeds from sales of property and equipment of $11.7 million in the year ended December 31, 2003. Excluding any potential acquisitions, we expect our capital expenditures to be between approximately $210 million and approximately $240 million in the year ending December 31, 2004.

        In the year ended December 31, 2003, we paid net cash consideration of $381.2 million for acquisitions and other investments including $333.0 million for the acquisition of Hays IMS. Cash flows from operations funded all but the Hays IMS acquisition, which was funded through borrowings under our revolving credit facilities and the net proceeds from other financing transactions. In the year ended December 31, 2002, cash flows from operations funded all of our acquisitions.

        Net cash provided by financing activities was $315.1 million for the year ended December 31, 2003. During the year we had gross borrowings under our revolving credit facilities of $744.0 million and we received net proceeds of $617.2 million from the issuance of our 7 3/4% notes and our 6 5/8% notes. We used the proceeds from these financing transactions to repay debt and term loans ($698.8 million), retire senior subordinated notes ($374.3 million) and to partially fund the acquisition of Hays IMS.

        Since December 31, 2003, we have completed three acquisitions for total consideration of approximately $26 million. In addition, we acquired the remaining 49.9% equity interest in IME for approximately $154 million. These transactions will be reflected in our consolidated statement of cash flows in the first quarter of 2004.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2003 was comprised of the following (in thousands):

Revolving Credit Facility due 2005	$142,280
Term Loan due 2008	248,750
8 1/8% Senior Notes due 2008	18,768
8 1/4% Senior Subordinated Notes due 2011(1)	149,670
8 5/8% Senior Subordinated Notes due 2013(1)	481,075
7 3/4% Senior Subordinated Notes due 2015(1)	441,331
6 5/8% Senior Subordinated Notes due 2016(1)	314,071
Real Estate Term Loans	202,647
Real Estate Mortgages	17,584
Seller Notes	12,607
Other	61,145

Long-term Debt	2,089,928
Less Current Portion	(115,781)

Long-term Debt, Net of Current Portion	$1,974,147

(1)
These debt instruments are collectively referred to as the "Parent Notes." The Parent notes, along with our revolving credit facility and term loan, are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent notes or the revolving credit facility and term loan.

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, increased to 5.0 as of December 31, 2003 from 4.8 as of December 31, 2002. The increase was primarily attributable to indebtedness incurred by us and lent to IME to fund IME's acquisition of the European operations of Hays IMS. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Subsequent to December 31, 2003, our key bond leverage ratio decreased to 4.9. The decrease was the result of the partial repayment by IME of the financing we provided to acquire Hays IMS offset by our January 2004 offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% Senior Subordinated Notes due 2014 (the "7 1/4% notes") and the related use of the proceeds to acquire Mentmore's 49.9% equity interest in IME and to repay existing debts. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2003, we were in compliance with all material debt covenants and agreements.

        As of December 31, 2003, we had $142.3 million of borrowings outstanding under our revolving credit facility, all of which was denominated in British pounds sterling in the amount of GBP 80.0 million. We also had various outstanding letters of credit totaling $34.4 million. The remaining availability under the revolving credit facility on December 31, 2003 was $223.3 million based on our current level of external debt and the leverage ratio under the Amended and Restated Credit Agreement. The interest rate in effect was 5.6% as of December 31, 2003.

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

        In April 2003, we completed an underwritten public offering of an additional $300 million in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307.3 million, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, redeem the 8 3/4% notes not purchased in the offer, repay borrowings under our revolving credit facility, repay other indebtedness and pay for acquisitions.

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

        In June 2003, we completed an underwritten public offering of $150 million in aggregate principal amount of our 6 5/8% notes. The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147.5 million, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50 million in aggregate principal amount of the outstanding Subsidiary notes in the third quarter of 2003 and pay for acquisitions.

        In July 2003, using proceeds from our June 2003 offering of 6 5/8% notes, we redeemed $50 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $5.5 million in the third quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 190.0 million British pounds sterling ($309.0 million), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration (including transaction costs) of 14.5 million British pounds sterling ($24.0 million). Both transactions were on a cash and debt free basis.

        We provided the initial financing totaling 190.5 million British pounds sterling to IME for all of the consideration associated with the acquisition of the European operations of Hays IMS using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $27.8 million in other (income) expense, net for this intercompany balance for the year ended December 31, 2003. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of the European operations of Hay IMS, we borrowed 80.0 million British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $11.5 million on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the year ended December 31, 2003. Additionally, on July 16, 2003 we entered into two cross currency swaps with a combined notional value of 100.0 million British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162.8 million in exchange for 100.0 million British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations. We have recorded, as of December 31, 2003, a foreign currency loss of $19.0 million in other (income) expense, net.

        In December 2003, we completed an underwritten public offering of an additional $170 million in aggregate principal amount of our 6 5/8% notes, which were issued at a price to investors of 96.5% of par, implying an effective yield to worst of 7.06%. Our net proceeds of $161.3 million, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $65.0 million in aggregate principal amount of the outstanding Subsidiary notes in the fourth quarter of 2003, repay borrowings under our revolving credit facility, repay other indebtedness and pay for acquisitions.

        In December 2003, using proceeds from our December 2003 offering of 6 5/8% notes, we redeemed $65.0 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.313%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $7.0 million in the fourth quarter of 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In January 2004, we completed an offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100.0% of par. Our net proceeds of 146.9 million British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore plc's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling, to redeem $20.0 million in aggregate principal amount of the outstanding Subsidiary notes in the first quarter of 2004, repay borrowings under our revolving credit facility, repay other indebtedness and pay for other acquisitions.

        In February 2004, using proceeds from our January 2004 offering of 7 1/4% notes, we redeemed the remaining $20 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We will record a charge of approximately $2 million to other (income) expense, net in the first quarter of 2004 related to the early retirement of these remaining Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes.

        In February 2004, we completed the acquisition of Mentmore plc's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling ($154 million) in cash from proceeds of our 7 1/4% notes issued in January 2004. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. This transaction should have no impact on revenue or operating income since we already fully consolidate IME's financial results. Since we will be using the purchase method of accounting for this acquisition, 49.9% of the net assets of IME will be adjusted to reflect their fair market value if different from their current carrying value. As a result, we expect this transaction will increase depreciation and amortization expenses going forward. Additionally, we will record an increase in interest expense, net associated with the 7 1/4% notes used to fund this acquisition and will no longer record the minority interest in earnings of subsidiaries, net related to Mentmore's ownership interest in IME.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility, (which includes the ability to borrow in certain other foreign currencies), a 100 million British pounds sterling term loan, and a 10 million British pounds sterling overdraft protection line. The revolving credit facility matures on March 2, 2009. The term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 2, 2007 and 2008, respectively, and the final payment of the remaining balance on March 2, 2009. The interest rate on borrowings under the IME Credit Agreement is based on LIBOR and varies depending on IME's choice of interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit

Agreement and with third parties. Each of IME's subsidiaries will either guarantee the obligations or pledge shares to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican and South American subsidiaries.

        In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS. We expect to use those proceeds to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME, and (3) to pay down amounts outstanding under our Amended and Restated Credit Agreement. After the initial balance, IME's availability under the IME Credit Agreement, based on its current level of external debt and the leverage ratio under the IME Credit Agreement, was approximately 9 million British pounds sterling.

        The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were also considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. As of December 31, 2002 and 2003, these real estate term loans amounted to $202.6 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Notes 3, 4 and 5 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies." The details of each real estate term loan is a follows:

  •
  A $47.5 million real estate term loan made in October 1998 bearing interest at various variable interest rates based on LIBOR (London Inter-Bank Offered Rate) plus an applicable margin. This real estate term note has a principal payment due on March 31, 2004 of $28.8 million with the remaining $18.7 million maturing on March 31, 2005. This real estate term loan is expected to be repaid in March 2004.

  •
  A $56.4 million real estate term loan made in July 1999 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on December 31, 2005. This real estate term loan is expected to be repaid in March 2004.

  •
  A $98.7 million real estate term loan made in May 2001 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on November 22, 2007.

        The following table summarizes our contractual obligations as of December 31, 2003 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt (including Capital Lease Obligations)	$2,087,127	$116,998	$228,472	$347,209	$1,394,448
Operating Lease Obligations	902,884	135,512	222,238	158,722	386,412
Purchase Obligations	42,528	16,011	23,888	2,629	—

Total	$3,032,539	$268,521	$474,598	$508,560	$1,780,860

        In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we would be required to make under all such agreements as of December 31, 2003 is approximately $5 million.

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

Net Operating Loss Carryforwards

        At December 31, 2003, we had estimated net operating loss carryforwards of approximately $123 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire in two years. As a result of these loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes in 2004.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        In December 2000, January 2001 and May 2001, we and our Variable Interest Entities, which we now consolidate, entered into a total of four derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in this Form 10-K.

        After consideration of the swap contracts mentioned above, as of December 31, 2003, we had $308.1 million of variable rate debt outstanding with a weighted average variable interest rate of 4.72%, and $1,781.8 million of fixed rate debt outstanding. As of December 31, 2003, 85% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2003 would have been reduced by $1.7 million. See Note 5 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2003 included in this Form 10-K.

Currency Risk

        Our investments in IME, Iron Mountain Canada Corporation, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries have experienced substantial volatility and depreciation in the past, including the Argentine peso. In addition, one of our Canadian subsidiaries, Iron Mountain Canada Corporation, has U.S. dollar denominated debt. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary. Our currency exposures to intercompany borrowings are generally unhedged, except as discussed below.

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

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items" component of shareholders' equity. A 10% depreciation in year-end 2003 functional currencies, relative to the U.S. dollar, would result in a $14.5 million reduction in our shareholders' equity.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 (a) of this Annual Report on Form 10-K.

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

        The audit reports of Arthur Andersen on our consolidated financial statements for the fiscal year ended December 31, 2001 did not contain any adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

        During the fiscal year ended December 31, 2001 and the subsequent interim period through June 19, 2002, there were no disagreements with Arthur Andersen on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to Arthur Andersen's satisfaction, would have caused Arthur Andersen to make reference to the subject matter of the disagreement in connection with its reports. None of the reportable events described under Item 304(a)(1)(v) of Regulation S-K occurred within the fiscal year ended December 31, 2001 or within the interim period through June 19, 2002.

        We provided Arthur Andersen with a copy of the above disclosures. A letter dated June 19, 2002 from Arthur Andersen stating its agreement with our statements was listed under Item 7 and filed as Exhibit 16.1 and incorporated by reference into our report on Form 8-K filed June 19, 2002.

        During the fiscal year ended December 31, 2001 and the subsequent interim period through June 19, 2002, we did not consult with Deloitte & Touche with respect to the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our consolidated financial statements or regarding any other matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2003 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, including any corrective actions taken with regard to any significant deficiencies or material weaknesses.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 14. Principal Accounting Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 27, 2004.

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1) and (2) Financial Statements and Financial Statement Schedules filed as part of this report:

(a)(3)  Exhibits filed as part of this report:

        As listed in the Exhibit Index following the signature page hereof.

(b)   Reports on Form 8-K:

        On December 5, 2003, the Company filed a Current Report on Form 8-K under Item 7 to file certain exhibits related to the (1) Underwriting Agreement dated December 4, 2003 between the Company, certain of the Company's subsidiaries and certain underwriters as an exhibit, (2) announcement of a proposed public offering of an additional $160 million of the Company's 6 5/8% Senior Subordinated Notes due 2016, (3) commencement of a tender offer and consent solicitation for any and all of the $85 million aggregate principal amount of 8 1/8% Senior Notes due 2008 of Iron Mountain Canada Corporation and (4) announcement that the Company priced an underwritten public offering of an additional $170 million in aggregate principal amount of its 6 5/8% Senior Subordinated Notes due 2016.

        On December 10, 2003, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce that the Company signed an agreement with Mentmore plc to acquire Mentmore's 49.9% equity interest in Iron Mountain Europe Limited for total consideration of 82.5 million British pounds sterling in cash.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of
Iron Mountain Incorporated:

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Pennsylvania corporation) and its subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Iron Mountain Europe Limited (a consolidated subsidiary) as of October 31, 2003 and 2002, which statements reflect total assets constituting 18% and 8%, respectively, of consolidated total assets as of December 31, 2003 and 2002, and total revenues constituting 12% and 7%, respectively, of the consolidated total revenues for the years then ended. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Iron Mountain Europe Limited, is based solely on the report of such other auditors. The financial statements of Iron Mountain Incorporated and its subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements and referred to the report of other auditors in their report dated February 22, 2002 (except with respect to Note 17, as to which the date is March 15, 2002).

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

        In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As discussed above, the consolidated financial statements of Iron Mountain Incorporated and its subsidiaries for the year ended December 31, 2001 were audited by other auditors who have ceased operations. As described in Note 2g, these consolidated financial statements have been revised to include the transitional disclosures required by Statement of Financial Accounting Standards (Statement) No. 142, Goodwill and Other Intangible Assets, which was adopted by the Company as of January 1, 2002. Our audit procedures with respect to the disclosures in Note 2g for 2001 amounts included (a) agreeing the previously reported net income to the previously issued consolidated financial statements and the adjustments to reported net income representing amortization expense (including any related tax effects) recognized in those periods related to goodwill, intangible assets that are no longer being amortized and changes in amortization periods for intangible assets that will continue to be amortized as a result of initially applying Statement No. 142 (including any related tax effects) to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the reconciliation of adjusted net income to reported net income, and the related earnings-per-share amounts. In our opinion, the disclosures for 2001 in Note 2g are appropriate. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 8, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K for the year ended December 31, 2003. See Exhibit 23.3 to the December 31, 2002 Annual Report on Form 10-K filed with the SEC for further discussion. The consolidated balance sheets as of December 31, 2000 and 2001 and the consolidated statements of operations, shareholders' equity and comprehensive loss and cash flows for the years ended December 31, 1999 and 2000 referred to in this report have not been included in the accompanying consolidated financial statements.

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

/s/ ARTHUR ANDERSEN LLP
Boston, Massachusetts February 22, 2002 (Except with respect to Note 17, as to which the date is March 15, 2002)

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$56,292	$74,683
Accounts receivable (less allowances of $20,274 and $18,310, respectively)	225,416	279,800
Deferred income taxes	34,192	33,043
Prepaid expenses and other	51,140	84,057

Total Current Assets	367,040	471,583
Property, Plant and Equipment:
Property, plant and equipment	1,577,588	1,950,893
Less—Accumulated depreciation	(338,400)	(458,626)

Net Property, Plant and Equipment	1,239,188	1,492,267
Other Assets, net:
Goodwill	1,544,974	1,776,279
Customer relationships and acquisition costs	48,213	116,466
Deferred financing costs	19,358	23,934
Other	11,882	11,570

Total Other Assets, net	1,624,427	1,928,249

Total Assets	$3,230,655	$3,892,099

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$69,732	$115,781
Accounts payable	76,115	87,006
Accrued expenses	168,025	234,426
Deferred revenue	95,188	107,857
Other current liabilities	18,902	39,675

Total Current Liabilities	427,962	584,745
Long-term Debt, net of current portion	1,662,365	1,974,147
Other Long-term Liabilities	35,433	24,499
Deferred Rent	19,438	20,578
Deferred Income Taxes	78,464	146,231
Commitments and Contingencies (see Note 13)
Minority Interests	62,132	75,785
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 85,049,624 shares and 85,575,254 shares, respectively)	850	856
Additional paid-in capital	1,020,452	1,034,070
(Accumulated deficit) Retained earnings	(45,403)	39,234
Accumulated other comprehensive items, net	(31,038)	(8,046)

Total Shareholders' Equity	944,861	1,066,114

Total Liabilities and Shareholders' Equity	$3,230,655	$3,892,099

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Storage	$694,474	$759,536	$875,035
Service and storage material sales	491,244	558,961	626,294

Total Revenues	1,185,718	1,318,497	1,501,329
Operating Expenses:
Cost of sales (excluding depreciation)	576,538	622,299	680,747
Selling, general and administrative	307,800	333,050	383,641
Depreciation and amortization	153,271	108,992	130,918
Merger-related expenses	3,673	796	—
Loss on disposal/writedown of property, plant and equipment, net	320	774	1,130

Total Operating Expenses	1,041,602	1,065,911	1,196,436
Operating Income	144,116	252,586	304,893
Interest Expense, Net	134,742	136,632	150,468
Other Expense (Income), Net	37,485	1,435	(2,564)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(28,111)	114,519	156,989
Provision for Income Taxes	17,875	47,318	66,730
Minority Interest in (Losses) Earnings of Subsidiaries	(1,929)	3,629	5,622

(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(44,057)	63,572	84,637
Income from Discontinued Operations (net of tax of $768)	—	1,116	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	(6,396)	—

Net (Loss) Income	$(44,057)	$58,292	$84,637

Net (Loss) Income per Share—Basic:
(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$(0.53)	$0.75	$0.99
Income from Discontinued Operations (net of tax)	—	0.01	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	(0.08)	—

Net (Loss) Income per Share—Basic	$(0.53)	$0.69	$0.99

Net (Loss) Income per Share—Diluted:
(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$(0.53)	$0.74	$0.98
Income from Discontinued Operations (net of tax)	—	0.01	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	(0.07)	—

Net (Loss) Income per Share—Diluted	$(0.53)	$0.68	$0.98

Weighted Average Common Shares Outstanding—Basic	83,666	84,651	85,267

Weighted Average Common Shares Outstanding—Diluted	83,666	86,071	86,718

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except share data)

	Common Stock Voting
			Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Items	Total Shareholders' Equity
	Shares	Amount
Balance, December 31, 2000	82,919,847	$829	$990,578	$(59,383)	$(7,566)	$924,458
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,374,468	14	16,258	—	—	16,272
Currency translation adjustment	—	—	—	—	(4,388)	(4,388)
Transition adjustment charge	—	—	—	—	(214)	(214)
Unrealized loss on hedging contracts	—	—	—	—	(5,857)	(5,857)
Adjustment due to differences in consolidation year end	—	—	—	(255)	—	(255)
Net loss	—	—	—	(44,057)	—	(44,057)

Balance, December 31, 2001	84,294,315	843	1,006,836	(103,695)	(18,025)	885,959
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	755,309	7	13,373	—	—	13,380
Deferred compensation	—	—	243	—	—	243
Currency translation adjustment	—	—	—	—	3,378	3,378
Unrealized loss on hedging contracts	—	—	—	—	(16,391)	(16,391)
Net income	—	—	—	58,292	—	58,292

Balance, December 31, 2002	85,049,624	850	1,020,452	(45,403)	(31,038)	944,861
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	525,630	6	18,242	—	—	18,248
Deferred compensation	—	—	(4,624)	—	—	(4,624)
Currency translation adjustment	—	—	—	—	16,466	16,466
Unrealized loss on hedging contracts	—	—	—	—	6,215	6,215
Unrealized gain on securities, net of tax	—	—	—	—	311	311
Net income	—	—	—	84,637	—	84,637

Balance, December 31, 2003	85,575,254	$856	$1,034,070	$39,234	$(8,046)	$1,066,114

	2001	2002	2003
COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(44,057)	$58,292	$84,637
Other Comprehensive (Loss) Income, Net of Tax:
Foreign Currency Translation Adjustments	(4,388)	3,378	16,466
Transition Adjustment Charge	(214)	—	—
Unrealized (Loss) Gain on Hedging Contracts	(5,857)	(16,391)	6,215
Unrealized Gain on Securities	—	—	311

Comprehensive (Loss) Income	$(54,516)	$45,279	$107,629

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net (loss) income	$(44,057)	$58,292	$84,637
Adjustments to reconcile net (loss) income to (loss) income from continuing operations before discontinued operations and cumulative effect of change in accounting principle:
Income from discontinued operations (net of tax of $768)	—	(1,116)	—
Cumulative effect of change in accounting principle (net of minority interest)	—	6,396	—

(Loss) Income from continuing operations	(44,057)	63,572	84,637
Adjustments to reconcile (loss) income from continuing operations to cash flows provided by operating activities:
Minority interests, net	(1,929)	3,629	5,622
Depreciation	87,130	104,176	123,974
Amortization (includes deferred financing costs and bond discount of $4,930, $4,921 and $3,654, respectively)	71,071	9,737	10,598
Provision for deferred income taxes	15,688	44,112	61,485
Loss on early extinguishment of debt	19,980	5,430	28,175
Loss on impairment of long-term assets	6,925	1,717	—
Loss on disposal/writedown of property, plant and equipment, net	320	774	1,130
Loss (Gain) on foreign currency and other, net	10,399	(5,773)	(28,961)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(15,677)	(2,547)	(16,004)
Prepaid expenses and other current assets	(17,158)	(3,792)	6
Accounts payable	12,554	11,802	979
Accrued expenses, deferred revenue and other current liabilities	10,448	20,575	18,134
Other assets and long-term liabilities	5,215	1,536	(1,082)

Cash Flows Provided by Operating Activities	160,909	254,948	288,693
Cash Flows from Investing Activities:
Capital expenditures	(197,039)	(196,997)	(204,477)
Cash paid for acquisitions, net of cash acquired	(71,397)	(49,361)	(379,890)
Additions to customer relationship and acquisition costs	(8,420)	(8,419)	(12,577)
Investment in convertible preferred stock	(2,000)	—	(1,357)
Proceeds from sales of property and equipment	720	7,020	11,667

Cash Flows Used in Investing Activities	(278,136)	(247,757)	(586,634)
Cash Flows from Financing Activities:
Repayment of debt and tern loans	(118,278)	(462,243)	(698,817)
Proceeds from borrowings and term loans	105,595	438,842	744,016
Early retirement of senior subordinated notes	(312,701)	(54,380)	(374,258)
Net proceeds from sales of senior subordinated notes	427,924	99,000	617,179
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	21,216	(1,241)	20,225
Other, net	11,145	7,120	6,709

Cash Flows Provided by Financing Activities	134,901	27,098	315,054
Effect of Exchange Rates on Cash and Cash Equivalents	(2,515)	644	1,278

Increase in Cash and Cash Equivalents	15,159	34,933	18,391
Cash and Cash Equivalents, Beginning of Year	6,200	21,359	56,292

Cash and Cash Equivalents, End of Year	$21,359	$56,292	$74,683

Supplemental Information:
Cash Paid for Interest	$133,373	$133,873	$126,952

Cash Paid for Income Taxes	$4,925	$3,147	$8,316

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Pennsylvania corporation, and its subsidiaries. We are an international full-service provider of records and information management and related services for all media in various locations throughout the United States, Canada, Europe, Mexico and South America to Fortune 500 and FTSE 100 companies, and numerous legal, banking, health care, accounting, insurance, entertainment and government organizations.

2. Summary of Significant Accounting Policies

        a.     Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. All significant intercompany account balances have been eliminated.

        b.     Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates.

        c.     Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value. Our balance of cash and cash equivalents as of December 31, 2003 includes $1,959 of restricted cash due to contractual and other arrangements.

        d.     Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at year-end exchange rates, and revenues and expenses are translated at average exchange rates for the year, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary and those related to the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in Other (Income) Expense, net, on our Consolidated Statements of Operations. The total of such net (gains) losses amounted to $10,437, $(5,043) and $(30,223) for the years ended December 31, 2001, 2002 and 2003, respectively.

        e.     Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. The adoption of SFAS No. 133 resulted in the recognition of a derivative liability and a corresponding transition adjustment charge to accumulated other comprehensive items of approximately $214 as of January 1, 2001.

        Periodically, we acquire derivative instruments that are intended to hedge either cash flows or fair values which are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as the risk management objectives and strategies for undertaking each hedge transaction.

        f.      Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment/vehicles	3 to 20 years
Furniture and fixtures	3 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment, at cost, consist of the following:

	December 31,
	2002	2003
Land and buildings	$623,717	$745,838
Leasehold improvements	96,509	144,244
Racking	496,919	598,101
Warehouse equipment/vehicles	66,718	88,127
Furniture and fixtures	34,005	41,996
Computer hardware and software	204,444	260,190
Construction in progress	55,276	72,397

	$1,577,588	$1,950,893

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

        We apply the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The computer software costs incurred and capitalized are being depreciated over their useful lives or the useful lives of the related assets, and are evaluated for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        During the year ended December 31, 2002 and 2003, we replaced certain of our internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $1,077 and $710, respectively.

        g.     Goodwill and Other Intangible Assets

        Effective July 1, 2001 and January 1, 2002, we adopted the provisions of SFAS No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets," respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives will continue to be amortized over their useful lives. Had SFAS No. 142 been effective January 1, 2001, goodwill amortization expense would have been reduced by $59,217 ($50,903, net of tax) for the year ended December 31, 2001.

        Through December 31, 2001, we reviewed our existing goodwill for impairment, consistent with the guidelines of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" and determined that no amounts of goodwill were impaired using the undiscounted future cash flow methodology of SFAS No. 121. Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed our portion of the non-cash goodwill impairment charge ($6,396). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2003 and noted no impairment of goodwill at our reporting units as of that date. As of December 31, 2003, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2002 and 2003 is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2001	$1,139,212	$236,850	$149,928	$3,557	$1,529,547
Goodwill acquired during the year	19,726	895	15,163	—	35,784
Adjustments to purchase reserves	(5,134)	(85)	561	—	(4,658)
Fair value adjustments	(4,355)	35	—	(26)	(4,346)
Other adjustments and currency effects	2,311	(517)	3,896	(2,160)	3,530
Impairment losses	—	—	(14,883)	—	(14,883)

Balance as of December 31, 2002	1,151,760	237,178	154,665	1,371	1,544,974
Goodwill acquired during the year	39,330	7,675	142,065	—	189,070
Adjustments to purchase reserves	(613)	(52)	(285)	—	(950)
Fair value adjustments	3,097	(150)	(4,385)	—	(1,438)
Other adjustments and currency effects	24,898	(30)	19,755	—	44,623

Balance as of December 31, 2003	$1,218,472	$244,621	$311,815	$1,371	$1,776,279

        Actual results of operations for the years ended December 31, 2002 and 2003 and pro forma results of operations for the year ended December 31, 2001 had we applied the non-amortization provisions of SFAS No. 142 as of January 1, 2001 are as follows:

	Year Ended December 31,
	2001	2002	2003
	(Proforma)	(Actual)
(Loss) Income from Continuing Operations before Provision for Income Taxes and Minority Interest	$(28,111)	$114,519	$156,989
Add: Goodwill Amortization	59,217	—	—
Provision for Income Taxes	26,154	47,318	66,730
Minority Interest in Earnings of Subsidiaries, Net	1,197	3,629	5,622

Adjusted Income from Continuing Operations before Discontinued Operations, Extraordinary Charges and Cumulative Effect of Change in Accounting Principle	3,755	63,572	84,637
Income from Discontinued Operations	—	1,116	—
Cumulative Effect of Change in Accounting Principle	—	(6,396)	—

Net Income	$3,755	$58,292	$84,637

Net (Loss) Income per Share—Basic:
(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle, as Reported	$(0.53)	$0.75	$0.99
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	0.57	—	—

Adjusted Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	0.04	0.75	0.99
Income from Discontinued Operations	—	0.01	—
Cumulative Effect of Change in Accounting Principle	—	(0.08)	—

Net Income per Share—Basic	$0.04	$0.69	$0.99

Net (Loss) Income per Share—Diluted:
(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle, as Reported	$(0.53)	$0.74	$0.98
Add: Goodwill Amortization, Net of Change in Provision for Income Taxes and Minority Interest	0.56	—	—

Adjusted Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	0.04	0.74	0.98
Income from Discontinued Operations	—	0.01	—
Cumulative Effect of Change in Accounting Principle	—	(0.07)	—

Net Income per Share—Diluted	$0.04	$0.68	$0.98

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs which are amortized through interest expense) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2004	$6,935
2005	6,314
2006	5,970
2007	5,891
2008	5,755

        h.     Long-Lived Assets

        In accordance with SFAS No. 144, we review long-lived assets and all amortizable intangible assets (excluding goodwill) for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

        i.      Customer Relationships and Acquisition Costs and Other

        In connection with adopting SFAS No. 142, we reassessed the useful lives and classification of our intangible assets. Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for periods ranging from five to 30 years (weighted average of 29 years at December 31, 2003). These costs had previously been amortized over periods not to exceed 12 years. If the customer terminates its relationship with us, the unamortized cost is charged to expense. However, in the event of such termination, we collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations are amortized over periods ranging from five to 30 years (weighted average of 21 years at December 31, 2003). As of December 31, 2002 and 2003, the gross carrying amount of customer relationships and acquisition costs was $58,781 and $131,294, respectively, and accumulated amortization of those costs was $10,568 and $14,828, respectively. For years ended December 31, 2001, 2002 and 2003, amortization expense was $3,053, $1,770, and $4,395, respectively.

        Other intangible assets, including noncompetition agreements and trademarks, are capitalized and amortized over a weighted average period of five years. As of December 31, 2002 and 2003, the gross carrying amount of other intangible assets was $21,088 and $22,212, respectively, and accumulated amortization of those costs was $16,857 and $20,280, respectively. For the years ended December 31, 2001, 2002 and 2003, amortization expense was $3,872, $3,046 and $2,559, respectively.

        j.      Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other (income) expense, net. As of December 31, 2002 and 2003, gross carrying amount of deferred financing costs was $25,883 and $29,620, respectively, and accumulated amortization of those costs was $6,525 and $5,686, respectively, and was recorded in interest expense, net.

        k.     Investment in Preferred Stock

        In May 2000, we made a $6,500 investment in the convertible preferred stock of LiveVault Corporation, a technology development company. This investment is accounted for at the lower of cost or market. In September 2001, we recorded an impairment charge in other (income) expense, net of $6,900, including the original investment and certain loans related to such investment. In December 2001, in connection with a recapitalization of LiveVault, we made an additional $2,000 investment in LiveVault's convertible preferred stock. In December 2002, we recorded an impairment charge related to this investment in other (income) expense, net of $600. In March 2003, we made an additional $1,357 investment in LiveVault's convertible preferred stock. As of December 31, 2002 and 2003, $1,400 and $2,757, respectively, of carrying value related to this investment is included in other assets in the accompanying consolidated balance sheets.

        l.      Accrued Expenses

        Accrued expenses consist of the following:

	December 31
	2002	2003
Interest	$26,647	$48,960
Payroll and vacation	36,634	47,874
Derivative Liability	13,778	30,633
Restructuring costs (see Note 7)	9,906	16,322
Incentive compensation	23,752	15,306
Other	57,308	75,331

	$168,025	$234,426

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

        o.     Stock-based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result we began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. Additionally, we recognize expense related to the discount embedded in our employee stock purchase plan. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net (loss) income and net (loss) income per share would have been changed to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2001	2002	2003
Net (loss) income, as reported	$(44,057)	$58,292	$84,637
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	—	—	984
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	2,912	2,687	3,304

Net (loss) income, pro forma	$(46,969)	$55,605	$82,317

(Losses) Earnings per share:
Basic—as reported	(0.53)	0.69	0.99
Basic—pro forma	(0.56)	0.66	0.97
Diluted—as reported	(0.53)	0.68	0.98
Diluted—pro forma	(0.56)	0.65	0.95

        The weighted average fair value of options granted in 2001, 2002 and 2003 was $8.74, $9.70 and $10.97 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Assumption	2001	2002	2003
Expected volatility	27.0%	27.5%	27.0%
Risk-free interest rate	4.65	4.08	2.91
Expected dividend yield	None	None	None
Expected life of the option	5.0 years	5.0 years	5.0 years

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

        r.     Income (Loss) Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income (loss) per common share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,420,655 and 1,451,467 shares for the years ended December 31, 2002 and 2003, respectively. Potential common shares of 1,912,069, 316,864 and 380,304 for the years ended December 31, 2001, 2002 and 2003, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

        s.     Reclassifications

        Certain reclassifications have been made to the 2001 and 2002 consolidated financial statements to conform to the 2003 presentation.

        t.      New Accounting Pronouncements

        In April 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, amendment of FASB Statement No. 13, and Technical Corrections," which, among other things, limits the classification of gains and losses from extinguishment of debt as extraordinary to only those transactions that are unusual and infrequent in nature as defined by APB Opinion No. 30 "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." We adopted SFAS No. 145 on January 1, 2003. Gains and losses on certain future debt extinguishments, if any, will be recorded in pre-tax income. Losses on early extinguishment of debt of $19,980, $5,430 and $28,175 for the years ended December 31, 2001, 2002 and 2003, respectively, are included in other (income) expense, net in our accompanying consolidated statements of operations to conform to the requirements under SFAS No. 145.

        In January and December 2003, the FASB issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), "Consolidation of Variable Interest Entities." These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We must apply FIN 46R to our interests in all entities subject to the interpretation as of the first interim or annual period ending after March 15, 2004. Adoption of this new method of accounting for variable interest entities did not and is not expected to have a material impact on our consolidated results of operations and financial position.

        u.     Rollforward of Allowance for Doubtful Accounts

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions(1)	Deductions	Balance at End of the Year
2002	$17,086	$11,597	$783	$(9,192)	$20,274
2003	$20,274	$(2,292)	$4,873	$(4,545)	$18,310

(1)
Includes allowance of businesses acquired during the year as described in Note 7, the impact associated with currency translation adjustments and the reclassification of certain allowances and credit memo reserves that were historically presented in other balance sheet accounts.

        v.     Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31,
	2002	2003
Foreign currency translation adjustments	$(8,576)	$7,890
Transition adjustment charge	(214)	(214)
Unrealized loss on hedging contracts	(22,248)	(16,033)
Unrealized gain on securities	—	311

	$(31,038)	$(8,046)

3. Variable Interest Entities

        Three variable interest entities were established to acquire properties and lease those properties to us. These leases were designed to qualify as operating leases for accounting purposes, where the monthly lease expense was recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities were not consolidated in our consolidated balance sheets. We changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities") as of December 31, 2002. These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities.

        Our Variable Interest Entities were financed with real estate term loans. These real estate term loans have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Fifth Amended and Restated Credit Agreement dated March 15, 2002 (the "Amended and Restated Credit Agreement"). As of the date they were consolidated into our financial statements, they were also considered indebtedness under our indentures for certain of our senior subordinated notes. As of December 31, 2003, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Note 5.

        As of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in VIE III. This resulted in our consolidating all of its remaining assets and liabilities. VIE III's remaining assets and liabilities relate to an interest rate swap agreement, which it entered into upon its inception. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97,000 of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated fair value of the derivative liability held by VIE III, and now consolidated on our balance sheet, related to the swap agreement was $13,658 and $10,960 at December 31, 2002 and 2003, respectively. This swap has been since inception and continues to be, as of December 31, 2003, an effective hedge in accordance with SFAS No. 133. During the years ended December 31, 2002 and 2003, we recorded depreciation expense of $1,675 and $1,779 associated with the properties, respectively, and interest expense of $6,193 and $8,169, respectively, associated with the real estate term loans. See Notes 4 and 5.

        In addition, as of December 31, 2002, we voluntarily guaranteed all of the at-risk equity in the Other Variable Interest Entities. This resulted in our consolidating all of their assets and liabilities. As of December 31, 2002, the total impact of consolidating the Other Variable Interest Entities was an increase of $103,932 both in property, plant and equipment and long-term debt. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, we recorded $6,733 and $5,915 in rent expense in our consolidated statements of operations related to these leases for the years ended December 31, 2001 and 2002, respectively. For the year ended December 31, 2003, we recorded depreciation expense of $2,001 associated with the properties, interest expense of $5,464 associated with the real estate term loans and no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results.

4. Derivative Instruments and Hedging Activities

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss) which is a component of accumulated other comprehensive items included in shareholders' equity in the accompanying consolidated balance sheets. Specifically, we chose to swap the interest rates on $195,500 of floating rate debt to fixed rate. Since entering into these two swap agreements, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $18,713 and $13,370 at December 31, 2002 and 2003, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $13,370 ($8,709 recorded in accrued expenses and $4,661 recorded in other long-term liabilities), $4,878 and $8,492, respectively, as of December 31, 2003. Additionally, as a result of the foregoing, for the years ended December 31, 2001, 2002 and 2003, we recorded additional interest expense of $2,677, $7,534 and $8,709 resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        We have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. Specifically, we chose to swap the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. Since entering into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $2,949 and $1,250 at December 31, 2002 and 2003, respectively. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $1,250 ($1,135 recorded in accrued expenses and $115 recorded in other long-term liabilities), $456 and $794, respectively, as of December 31, 2003. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective, and therefore no ineffectiveness was recorded in earnings. As a result of the consolidation of one of the Other Variable Interest Entities ("VIE I") on December 31, 2002, we consolidated the real estate term loans of VIE I and the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions. As a result, this interest rate swap agreement was deemed to be no longer effective on a prospective basis. The unrealized mark to market losses previously recorded in other comprehensive income attributable to this swap ($1,875, net of tax, as of December 31, 2002) will be amortized through other (income) expense, net in the accompanying consolidated statement of operations based on the changes in the fair value of the swap each period that the remaining interest payments are made on VIE I's real estate term loans. We will prospectively account for mark to market changes in the derivative liability of this swap through other (income) expense, net in the accompanying consolidated statement of operations. This accounting will have a net zero impact within our consolidated statement of operations as it relates to the amortization of unrealized mark to market losses and the fair valuing of the derivative liability. Additionally, as a result of the foregoing, for the years ended December 31, 2001 and 2002, we recorded additional rent expense of $743 and $1,807, respectively, resulting from the settlements associated with this interest rate swap agreement and for the year ended December 31, 2003 we recorded additional interest expense of $2,083 resulting from settlements associated with this interest rate swap agreement.

        Also, as of December 31, 2002, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception which was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97,000 of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $13,658 and $10,960 at December 31, 2002 and 2003, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $10,960 ($4,806 recorded in accrued expenses and $6,154 recorded in other long-term liabilities), $3,998 and $6,962, respectively, as of December 31, 2003. Additionally, as a result of the foregoing, for the year ended December 31, 2002 and 2003, we recorded additional interest expense of $3,423 and $4,806, respectively, resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

        In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to Iron Mountain Europe Limited ("IME"), our European joint venture, for all of the consideration associated with the acquisition of the information management services business of Hays plc ("Hays IMS") using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $27,777 in other (income) expense, net for this intercompany balance for the year ended December 31, 2003. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of the European operations of Hay IMS, we borrowed

80,000 British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $11,496 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the year ended December 31, 2003. In addition, on July 16, 2003, we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. These swaps each have a term of one year and at maturity we have a right to receive $162,800 in exchange for 100,000 British pounds sterling. We have not designated these swaps as hedges and, therefore, all mark to market fluctuations of the swaps are recorded in other (income) expense, net in our consolidated statements of operations. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability and the associated swap cost of $18,978 in accrued expenses as of December 31, 2003 and for the year ended December 31, 2003, we recorded $18,978 in other (income) expense, net in the accompanying consolidated statement of operations.

5. Debt

        Long-term debt consists of the following:

	December 31,
	2002	2003
Revolving Credit Facility due 2005	$75,360	$142,280
Term Loan due 2008	249,750	248,750
9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes")	22,409	—
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	124,666	18,768
8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes")	249,727	—
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,625	149,670
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	481,097	481,075
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")	100,000	441,331
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")	—	314,071
Real Estate Term Loans	202,647	202,647
Real Estate Mortgages	16,262	17,584
Seller Notes	12,864	12,607
Other	47,690	61,145

Long-term Debt	1,732,097	2,089,928
Less Current Portion	(69,732)	(115,781)

Long-term Debt, Net of Current Portion	$1,662,365	$1,974,147

        a.     Revolving Credit Facility and Term Loans

        The Amended and Restated Credit Agreement replaced our prior credit agreement. As a result, we recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1,222 related to the early retirement of debt in conjunction with the refinancing of our revolving credit facility in the year ended December 31, 2002. The Amended and Restated Credit Agreement has an aggregate principal amount of $650,000 and includes a $400,000 revolving credit facility, which includes the ability to borrow in certain foreign currencies, and a $250,000 term loan facility. The revolving credit facility matures on January 31, 2005. Quarterly term loan payments of $250 began in the fourth quarter of 2002 and will continue through maturity on February 15, 2008, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Amended and Restated Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of all of our U.S. subsidiaries are pledged to secure the Amended and Restated Credit Agreement. As of December 31, 2003, we had $142,280 of borrowings outstanding under our revolving credit facility, all of which was denominated in British pound sterling in the amount of GBP 80,000. We also had various outstanding letters of credit totaling $34,447. The remaining availability under the revolving credit facility on December 31, 2003 was $223,273 based on our current level of external debt and the leverage ratio under the Amended and Restated Credit Agreement. The interest rate in effect was 5.6% as of December 31, 2003.

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

        The Amended and Restated Credit Agreement contains certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Amended and Restated Credit Agreement. We were in compliance with all material debt covenants as of December 31, 2003.

        b.     Publicly Issued Notes

        As of December 31, 2003, we have four series of senior subordinated notes issued to the public, that are obligations of the parent company, Iron Mountain Incorporated (the "Parent notes"):

  •
  $150,000 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1;

  •
  $480,874 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1;

  •
  $431,255 principal amount of notes maturing on January 15, 2015 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on January 15 and July 15; and

  •
  $320,000 principal amount of notes maturing on January 1, 2016 and bearing interest at a rate of 6 5/8% per annum, payable semi-annually in arrears on January 1 and July 1.

        The Parent notes, along with our revolving credit facility and term loan, are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent notes or the revolving credit facility and the term loan.

        In addition, Canada Company, our principal Canadian subsidiary, has publicly issued $135,000 principal amount of senior notes that mature on May 15, 2008 and bear interest at a rate of 8 1/8% per annum, payable semi-annually in arrears on May 15 and November 15. The Subsidiary notes are general unsecured obligations of Canada Company, ranking pari passu in right of payment to all of Canada Company's existing and future senior indebtedness. The Subsidiary notes are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain Incorporated and the Guarantors. In addition, several of the non-guarantors that are organized under the laws of Canadian provinces fully and unconditionally guarantee the Subsidiary notes on a senior basis. As with the Parent notes, these guarantees are joint and several. In July 2003, we redeemed $50,000 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. In December 2003, we redeemed $65,015 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.313%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $12,530 in 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes. In February 2004, we redeemed the remaining $19,985 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We will record a charge to other (income) expense, net of approximately $2,000 in the first quarter of 2004 related to the early retirement of these remaining Subsidiary notes, which consists of redemption premiums and transaction costs as well as original issue discount related to these Subsidiary notes.

        In January 2003, we redeemed the remaining $23,183 of outstanding principal amount of our 9 1/8% notes, at a redemption price (expressed as a percentage of principal amount) of 104.563%, plus accrued and unpaid interest, with proceeds from our underwritten public offering of $100,000 in aggregate principal of our 7 3/4% notes. We recorded a charge to other (income) expense, net in the accompanying consolidated statement of operations of $1,804 in the first quarter of 2003 related to the early retirement of the remaining 9 1/8% notes.

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

        In April 2003, we completed an underwritten public offering of an additional $300,000 in aggregate principal amount of our 7 3/4% notes, which were issued at a price to investors of 104% of par, implying an effective yield to worst of 7.066%. Our net proceeds of $307,340, after paying the underwriters' discounts, commissions and transaction fees, were used to fund our offer to purchase and consent solicitation relating to our outstanding 8 3/4% notes, redeem the 8 3/4% notes not purchased in the offer, repay borrowings under our revolving credit facility, repay other indebtedness and pay for acquisitions.

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

        In June 2003, we completed an underwritten public offering of $150,000 in aggregate principal amount of our 6 5/8% notes. The 6 5/8% notes were issued at a price to investors of 100% of par. Our net proceeds of $147,500, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $50,000 in aggregate principal amount of the outstanding Subsidiary notes in the third quarter of 2003 and pay for acquisitions.

        In December 2003, we completed an underwritten public offering of an additional $170,000 in aggregate principal amount of our 6 5/8% notes, which were issued at a price to investors of 96.5% of par, implying an effective yield to the worst of 7.06%. Our net proceeds of $161,339, after paying the underwriters' discounts, commissions and transaction fees, were used to redeem $65,015 in aggregate principal amount of our outstanding Subsidiary notes in the fourth quarter of 2003, repay borrowings under our revolving credit facility, repay other indebtedness and pay for acquisitions.

        In January 2004, we completed an offering of 150,000 British pounds sterling in aggregate principal amount of our 7 1/4% Senior Subordinated Notes due 2014 (the "7 1/4% notes"), which were issued at a price of 100% of par. Our net proceeds of 146,900 British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore plc's 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling, to redeem $19,985 in aggregate principal amount of our outstanding Subsidiary notes in the first quarter of 2004, repay borrowings under our revolving credit facility, repay other indebtedness and pay for other acquisitions.

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

        The following table presents the various redemption dates and prices of the public notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	8 1/4% notes July 15,	8 5/8% notes April 1,	7 1/4% notes April 15,	7 3/4% notes January 15,	6 5/8% notes July 1,
2003	—	—	—	—	—
2004	104.125%	—	—	—	—
2005	102.750%	—	—	—	—
2006	101.375%	104.313%	—	—	—
2007	—	102.875%	—	—	—
2008	—	101.438%	—	103.875%	103.313%
2009	—	—	103.625%	102.583%	102.208%
2010	—	—	102.417%	101.292%	101.104%
2011	—	—	101.208%	—	—

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

        Prior to July 1, 2008, the 6 5/8% notes are redeemable at our option, in whole or in part, at a specified make-whole price. Prior to July 1, 2006, we may under certain conditions redeem 6 5/8% notes with the net proceeds of one or more public equity offerings, at a redemption price of 106.625% of the principal amount.

        Prior to April 15, 2009, the 7 1/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price. Prior to April 15, 2007, we may under certain conditions redeem 7 1/4% notes with the net proceeds of one or more public equity offerings, at a redemption price of 107.25% of the principal amount.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2003, we were in compliance with all material debt covenants and agreements.

        c.     Real Estate Term Loans

        Our Variable Interest Entities were financed with real estate term loans. See Note 3. As of December 31, 2003, these real estate term loans amounted to $202,647. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. The details of each real estate term loan is a follows:

  •
  A $47,500 real estate term loan made in October, 1998 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note has a principal payment due on March 31, 2004 of $28,800 with the remaining $18,700 maturing on March 31, 2005. Effective February 1, 2001, we entered into an interest rate swap to fix this floating rate debt for its full term at a fixed interest of 7.42%. This real estate term loan is expected to be repaid in March 2004.

  •
  A $56,432 real estate term loan made in July, 1999 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. As of December 31, 2003, the weighted average interest rate on this note was 3.33%. This real estate term note matures on December 31, 2005. This real estate term loan is expected to be repaid in March 2004.

  •
  A $98,715 real estate term loan made in May, 2001 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. This real estate term note matures on November 22, 2007. Effective May 21, 2001, we entered into an interest rate swap to fix $97,000 of this floating rate debt for its full term at a fixed interest of 8.41%.

        The real estate term loans held by our Variable Interest Entities have always been and continue to be treated as indebtedness for purposes of our financial covenants under our Amended and Restated Credit Agreement. As of the date they were consolidated into our financial statements, they were also considered indebtedness under our Indentures for our Senior Subordinated Notes and our Subsidiary notes. We were in compliance with all material debt covenants under these real estate term loans as of December 31, 2003.

        d.     Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 5% to 8.5% and are payable in various installments through 2025.

        e.     Seller Notes

        In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of $12,607 on these notes at December 31, 2003 is due on demand through 2009 and is classified as a current portion of long-term debt. The notes are supported by a letter of credit under our revolving credit facility.

        f.      Other

        Other long-term debt includes various notes and obligations assumed by us as a result of certain acquisitions. Additionally, IME has term loans and revolving credit facilities with its local banks that provide for approximately $87,791 of credit, of which $35,801 was available as of December 31, 2003. As of December 31, 2002, the amounts outstanding under IME's bank overdraft (due on demand), term loan and working capital/revolving credit facilities amounted to $11,175, $11,050 and $12,811, respectively. As of December 31, 2003, the amounts outstanding under IME's term loan and revolving credit facilities amounted to $32,503 and $19,487, respectively. Principal on the term loan and revolving credit facility are due on April 30, 2004 and interest is charged on borrowings at 1.25% over LIBOR. The average effective interest rate of IME's debt was 6.05%, 5.80% and 4.22% for the years ending 2001, 2002 and 2003, respectively. IME's various debt and credit facilities are secured by the assets of IME and each of its subsidiaries and includes various financial and non-financial covenants and restrictions based on net worth, net indebtedness and net finance charges. During 2003, IME breached its interest covenant following the acquisition of the European operations of Hays IMS. However, IME obtained from the bank a waiver of the breach.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2004	$116,998
2005	224,504
2006	3,968
2007	101,120
2008	246,089
Thereafter	1,394,448

$2,087,127

        We have estimated the following fair values for our long-term debt as of December 31:

	2002		2003
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility (1)	$75,360	$75,360	$142,280	$142,280
Term Loan (1)	249,750	249,750	248,750	248,750
9 1/8% notes (2)(3)	22,409	24,241	—	—
8 3/4% notes (2)(3)	249,727	257,825	—	—
8 1/4% notes (2)(3)	149,625	154,500	149,670	156,375
8 5/8% notes (2)(3)	481,097	502,513	481,075	521,748
7 3/4% notes (2)(3)	100,000	100,000	441,331	456,052
6 5/8% notes (2)(3)	—	—	314,071	311,200
Subsidiary notes (3)	124,666	138,038	18,768	20,684
Real Estate Term Loans (1)	202,647	202,647	202,647	202,647
Real Estate Mortgages (1)	16,262	16,262	17,584	17,584
Seller Notes (1)	12,864	12,864	12,607	12,607
Other (1)	47,690	47,690	61,145	61,145

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2002 and 2003) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2002 and 2003.

6. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001. The Guarantor column includes all subsidiaries that guarantee the Parent notes and the Subsidiary notes. The Canada Company column includes Canada Company and our other Canadian subsidiaries that guarantee the Subsidiary notes, but do not guarantee the Parent notes. The Parent and the Guarantors also guarantee the Subsidiary notes. The subsidiaries that do not guarantee either the Parent notes or the Subsidiary notes are referred to in the table as the "non-guarantors."

	December 31, 2003
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$54,793	$2,659	$17,231	$—	$74,683
Accounts Receivable	—	202,271	16,593	60,936	—	279,800
Intercompany Receivable	870,924	—	—	13,935	(884,859)	—
Other Current Assets	3,591	84,733	1,398	27,788	(410)	117,100

Total Current Assets	874,515	341,797	20,650	119,890	(885,269)	471,583
Property, Plant and Equipment, Net	—	973,619	108,259	410,389	—	1,492,267
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,625,796	1,000	—	98,715	(1,725,511)	—
Investment in Subsidiaries	402,045	91,336	—	—	(493,381)	—
Goodwill, Net	—	1,323,340	138,720	304,478	9,741	1,776,279
Other, Net	23,661	69,221	6,895	54,888	(2,695)	151,970

Total Other Assets, Net	2,051,502	1,484,897	145,615	458,081	(2,211,846)	1,928,249

Total Assets	$2,926,017	$2,800,313	$274,524	$988,360	$(3,097,115)	$3,892,099

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$237,392	$233,597	$413,870	$(884,859)	$—
Total Current Liabilities	74,650	257,663	41,075	211,767	(410)	584,745
Long-term Debt, Net of Current Portion	1,777,480	2,924	3,594	190,149	—	1,974,147
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,724,511	—	—	(1,725,511)	—
Other Long-term Liabilities	6,773	169,695	5,152	12,383	(2,695)	191,308
Commitments and Contingencies
Minority Interests	—	—	—	6,105	69,680	75,785
Shareholders' Equity (Deficit)	1,066,114	408,128	(8,894)	154,086	(553,320)	1,066,114

Total Liabilities and Shareholders' Equity	$2,926,017	$2,800,313	$274,524	$988,360	$(3,097,115)	$3,892,099

	December 31, 2002
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$52,025	$1,759	$2,508	$—	$56,292
Accounts Receivable	—	183,610	13,898	27,908	—	225,416
Intercompany Receivable	782,547	—	—	13,785	(796,332)	—
Other Current Assets	3,400	72,140	2,299	7,665	(172)	85,332

Total Current Assets	785,947	307,775	17,956	51,866	(796,504)	367,040
Property, Plant and Equipment, Net	—	926,147	77,003	236,038	—	1,239,188
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,150,627	—	—	98,715	(1,249,342)	—
Investment in Subsidiaries	367,355	76,011	—	—	(443,366)	—
Goodwill, Net	—	1,273,774	114,131	147,328	9,741	1,544,974
Other, Net	21,191	52,292	9,327	4,785	(8,142)	79,453

Total Other Assets, Net	1,539,173	1,402,077	123,458	250,828	(1,691,109)	1,624,427

Total Assets	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$637,941	$92,259	$66,132	$(796,332)	$—
Total Current Liabilities	62,025	255,016	15,249	95,844	(172)	427,962
Long-term Debt, Net of Current Portion	1,306,027	1,232	126,408	228,698	—	1,662,365
Long-term Notes Payable to Affiliates and Intercompany Payable	—	1,249,342	—	—	(1,249,342)	—
Other Long-term Liabilities	12,207	111,415	997	16,858	(8,142)	133,335
Commitments and Contingencies
Minority Interests	—	—	—	4,182	57,950	62,132
Shareholders' Equity (Deficit)	944,861	381,053	(16,496)	127,018	(491,575)	944,861

Total Liabilities and Shareholders' Equity	$2,325,120	$2,635,999	$218,417	$538,732	$(2,487,613)	$3,230,655

	Year Ended December 31, 2003
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$712,862	$45,841	$116,332	$—	$875,035
Service and Storage Material Sales	—	499,992	41,751	84,551	—	626,294

Total Revenues	—	1,212,854	87,592	200,883	—	1,501,329
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	545,202	43,580	91,965	—	680,747
Selling, General and Administrative	427	314,424	15,028	53,762	—	383,641
Depreciation and Amortization	20	106,024	6,209	18,665	—	130,918
Loss (Gain) on disposal/writedown of property, plant and equipment, net	—	1,771	238	(879)	—	1,130

Total Operating Expenses	447	967,421	65,055	163,513	—	1,196,436

Operating (Loss) Income	(447)	245,433	22,537	37,370	—	304,893
Interest Expense, Net	23,809	91,881	13,481	21,297	—	150,468
Equity in the Earnings of Subsidiaries	(159,933)	(4,334)	—	—	164,267	—
Other Expense (Income), Net	51,040	(45,492)	(8,612)	500	—	(2,564)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	84,637	203,378	17,668	15,573	(164,267)	156,989
Provision for Income Taxes	—	53,449	7,734	5,547	—	66,730
Minority Interest in Earnings of Subsidiaries	—	—	—	5,622	—	5,622

Net Income	$84,637	$149,929	$9,934	$4,404	$(164,267)	$84,637

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$658,613	$36,169	$64,754	$—	$759,536
Service and Storage Material Sales	—	473,077	38,947	46,937	—	558,961

Total Revenues	—	1,131,690	75,116	111,691	—	1,318,497
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	527,215	37,464	57,620	—	622,299
Selling, General and Administrative	57	295,435	13,756	23,802	—	333,050
Depreciation and Amortization	—	95,622	5,714	7,656	—	108,992
Merger-related Expenses	—	796	—	—	—	796
Loss (Gain) on disposal/writedown of property, plant and equipment, net	—	2,706	(8)	(1,924)	—	774

Total Operating Expenses	57	921,774	56,926	87,154	—	1,065,911

Operating (Loss) Income	(57)	209,916	18,190	24,537	—	252,586
Interest Expense, Net	7,077	101,660	14,708	13,187	—	136,632
Equity in the (Earnings) Losses of Subsidiaries	(72,104)	3,320	—	—	68,784	—
Other Expense (Income), Net	6,678	(4,189)	(1,490)	436	—	1,435

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	58,292	109,125	4,972	10,914	(68,784)	114,519
Provision for Income Taxes	—	41,132	2,064	4,122	—	47,318
Minority Interest in Earnings of Subsidiaries	—	—	—	3,629	—	3,629

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	58,292	67,993	2,908	3,163	(68,784)	63,572
Income from Discontinued Operations (Net of Tax of $768)	—	1,116	—	—	—	1,116
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$58,292	$69,109	$2,908	$(3,233)	$(68,784)	$58,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$604,546	$33,475	$56,453	$—	$694,474
Service and Storage Material Sales	—	421,735	34,549	34,960	—	491,244

Total Revenues	—	1,026,281	68,024	91,413	—	1,185,718
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	493,048	35,093	48,397	—	576,538
Selling, General and Administrative	83	270,201	12,733	24,783	—	307,800
Depreciation and Amortization	—	131,003	10,144	12,124	—	153,271
Merger-Related Expenses	—	3,644	—	29	—	3,673
Loss (Gain) on disposal/writedown of property, plant and equipment, net	—	339	(8)	(11)	—	320

Total Operating Expenses	83	898,235	57,962	85,322	—	1,041,602

Operating (Loss) Income	(83)	128,046	10,062	6,091	—	144,116
Interest Expense, Net	17,755	92,823	16,244	7,920	—	134,742
Equity in the Losses of Subsidiaries	(672)	2,117	—	—	(1,445)	—
Other Expense, Net	26,891	2,887	7,338	369	—	37,485

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(44,057)	30,219	(13,520)	(2,198)	1,445	(28,111)
Provision (Benefit) for Income Taxes	—	16,077	(111)	1,909	—	17,875
Minority Interest in Losses of Subsidiaries	—	—	—	(1,929)	—	(1,929)

Net Loss	$(44,057)	$14,142	$(13,409)	$(2,178)	$1,445	$(44,057)

	Year Ended December 31, 2003
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows (Used in) Provided by Operating Activities	$(3,823)	$252,175	$23,486	$16,855	$—	$288,693
Cash Flows from Investing Activities:
Capital expenditures	—	(142,744)	(17,829)	(43,904)	—	(204,477)
Cash paid for acquisitions, net of cash acquired	—	(66,707)	—	(313,183)	—	(379,890)
Intercompany loans to subsidiaries	(407,292)	(324,980)	—	—	732,272	—
Investment in subsidiaries	(1,705)	(1,705)	—	—	3,410	—
Additions to customer relationship and acquisition costs	—	(9,549)	(797)	(2,231)	—	(12,577)
Investment in convertible preferred stock	—	(1,357)	—	—	—	(1,357)
Proceeds from sales of property and equipment	—	9,423	47	2,197	—	11,667

Cash Flows Used in Investing Activities	(408,997)	(537,619)	(18,579)	(357,121)	735,682	(586,634)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(600,445)	(683)	(53,955)	(43,734)	—	(698,817)
Proceeds from borrowings and term loans	643,784	—	49,569	50,663	—	744,016
Early retirement of senior subordinated notes	(254,407)	—	(119,851)	—	—	(374,258)
Net proceeds from sales of senior subordinated notes	617,179	—	—	—	—	617,179
Debt financing and equity contribution from minority shareholders, net	—	—	—	20,225	—	20,225
Intercompany loans from parent	—	287,190	119,829	325,253	(732,272)	—
Equity contribution from parent	—	1,705	—	1,705	(3,410)	—
Other, net	6,709	—	—	—	—	6,709

Cash Flows Provided by (Used in) Financing Activities	412,820	288,212	(4,408)	354,112	(735,682)	315,054
Effect of exchange rates on cash and cash equivalents	—	—	401	877	—	1,278

Increase in cash and cash equivalents	—	2,768	900	14,723	—	18,391
Cash and cash equivalents, beginning of year	—	52,025	1,759	2,508	—	56,292

Cash and cash equivalents, end of year	$—	$54,793	$2,659	$17,231	$—	$74,683

	Year Ended December 31, 2002
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows Provided by Operating Activities	$2,259	$223,446	$11,174	$18,069	$—	$254,948
Cash Flows from Investing Activities:
Capital expenditures	—	(152,501)	(8,125)	(36,371)	—	(196,997)
Cash paid for acquisitions, net of cash acquired	—	(28,041)	(21)	(21,299)	—	(49,361)
Intercompany loans to subsidiaries	(19,365)	(17,928)	—	—	37,293	—
Investment in subsidiaries	(1,940)	(1,940)	—	—	3,880	—
Additions to customer relationship and acquisition costs	—	(7,137)	(613)	(669)	—	(8,419)
Proceeds from sales of property and equipment	—	1,460	8	5,552	—	7,020

Cash Flows Used in Investing Activities	(21,305)	(206,087)	(8,751)	(52,787)	41,173	(247,757)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(458,929)	(606)	(535)	(2,173)	—	(462,243)
Proceeds from borrowings and term loans	426,235	—	—	12,607	—	438,842
Early retirement of senior subordinated notes	(54,380)	—	—	—	—	(54,380)
Net proceeds from sales of senior subordinated notes	99,000	—	—	—	—	99,000
Debt repayment and equity distribution to minority shareholders, net	—	—	—	(1,241)	—	(1,241)
Intercompany loans from parent	—	21,937	(2,469)	17,825	(37,293)	—
Equity contribution from parent	—	1,940	—	1,940	(3,880)	—
Other, net	7,120	—	—	—	—	7,120

Cash Flows Provided by (Used in) Financing Activities	19,046	23,271	(3,004)	28,958	(41,173)	27,098
Effect of exchange rates on cash and cash equivalents	—	—	644	—	—	644

Increase (Decrease) in cash and cash equivalents	—	40,630	63	(5,760)	—	34,933
Cash and cash equivalents, beginning of year	—	11,395	1,696	8,268	—	21,359

Cash and cash equivalents, end of year	$—	$52,025	$1,759	$2,508	$—	$56,292

	Year Ended December 31, 2001
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows Provided by Operating Activities	$2,557	$141,177	$8,867	$8,308	$—	$160,909
Cash Flows from Investing Activities:
Capital expenditures	—	(164,335)	(10,330)	(22,374)	—	(197,039)
Cash paid for acquisitions, net of cash acquired	—	(50,467)	(177)	(20,753)	—	(71,397)
Intercompany loans to subsidiaries	(114,792)	(15,836)	—	—	130,628	—
Investment in subsidiaries	(6,866)	(6,866)	—	—	13,732	—
Additions to customer relationship and acquisition costs	—	(7,292)	(319)	(809)	—	(8,420)
Investment in convertible preferred stock	—	(2,000)	—	—	—	(2,000)
Proceeds from sales of property and equipment	—	87	21	612	—	720

Cash Flows Used in Investing Activities	(121,658)	(246,709)	(10,805)	(43,324)	144,360	(278,136)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(110,869)	(1,066)	(2,590)	(3,753)	—	(118,278)
Proceeds from borrowings	103,411	73	—	2,111	—	105,595
Early retirement of senior subordinated notes	(312,701)	—	—	—	—	(312,701)
Net Proceeds from sales of senior subordinated notes	427,924	—	—	—	—	427,924
Debt financing and equity contribution from minority shareholders, net	—	—	—	21,216	—	21,216
Intercompany loans from parent	—	107,718	7,016	15,894	(130,628)	—
Equity contribution from parent	—	6,866	—	6,866	(13,732)	—
Other, net	11,145	—	—	—	—	11,145

Cash Flows Provided by Financing Activities	118,910	113,591	4,426	42,334	(144,360)	134,901
Effect of exchange rates on cash and cash equivalents	—	—	(1,094)	(1,421)	—	(2,515)

(Decrease) Increase in cash and cash equivalents	(191)	8,059	1,394	5,897	—	15,159
Cash and cash equivalents, beginning of year	191	3,336	302	2,371	—	6,200

Cash and cash equivalents, end of year	$—	$11,395	$1,696	$8,268	$—	$21,359

7. Acquisitions

        In July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 190,000 British pounds sterling ($309,000), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 14,500 British pounds sterling ($24,000). Both transactions were on a cash and debt free basis.

        We purchased substantially all of the assets and assumed certain liabilities of 16, 10 and 8 records management businesses during 2001, 2002 and 2003, respectively. Each of these acquisitions was accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Consideration for the various acquisitions included: (1) cash, which was provided through our credit facilities and (2) the issuance of certain of our senior subordinated notes.

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2001		2002		2003
Cash Paid (gross of cash acquired)	$72,222	(1)	$41,356	(2)	$387,803	(3)
Fair Value of Debt Assumed/Issued	10,352		—		—

Total Consideration	82,574		41,356		387,803
Fair Value of Identifiable Assets Acquired	19,504		10,440		244,950
Liabilities Assumed	(10,019)		(4,868)		(46,217)

Fair Value of Identifiable Net Assets Acquired	9,485		5,572		198,733

Recorded Goodwill	$73,089		$35,784		$189,070

(1)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2001 is a $5,524 contingent payment that was paid during 2001 related to acquisitions made before 2001.

(2)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2002 is a $7,165 contingent payment that was paid during 2002 related to an acquisition made in 2000.

(3)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2003 is a $1,077 contingent payment that was paid in 2003 related to an acquisition made in 2001.

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

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2003 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	2002	2003
Reserves, beginning of the year	$16,225	$9,906
Reserves established	4,963	12,526
Expenditures	(6,745)	(5,436)
Adjustments to goodwill, including currency effect(1)	(4,537)	(674)

Reserves, end of the year	$9,906	$16,322

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At December 31, 2002, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($5,146), severance costs for approximately two people ($578) and move and other exit costs ($4,182).

        At December 31, 2003, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($6,849), severance costs for approximately 158 people ($3,593) and move and other exit costs ($5,880). These accruals are expected to be used prior to December 31, 2004 except for lease losses of $4,927 and severance contracts of $314, both of which are based on contracts that extend beyond one year.

        In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we would be required to make under all such agreements as of December 31, 2003 is approximately $4,800.

8. Capital Stock and Stock Options

        a.     Capital Stock

        The following table summarizes the number of shares authorized, issued and outstanding for each issue of our capital stock as of December 31:

		Number of Shares
		Authorized		Issued and Outstanding
Equity Type
	Par Value	2002	2003	2002	2003
Preferred stock	$.01	10,000,000	10,000,000	—	—
Common stock	.01	150,000,000	150,000,000	85,049,624	85,575,254

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

        The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 2000	5,048,543	$12.55
Granted	497,757	26.38
Exercised	(1,188,316)	6.94
Canceled	(73,592)	19.28

Options outstanding, December 31, 2001	4,284,392	15.63
Granted	432,560	29.96
Exercised	(594,049)	9.26
Canceled	(226,087)	17.01

Options outstanding, December 31, 2002	3,896,816	18.08
Granted	458,567	37.20
Exercised	(440,868)	13.27
Canceled	(52,346)	26.40

Options outstanding, December 31, 2003	3,862,169	20.59

        Except for the options granted in connection with acquisitions, these options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of these options become exercisable ratably over a period of five years unless the holder terminates employment and generally have a contractual life of 10 years. The number of shares available for grant at December 31, 2003 was 969,331.

        The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2003:

		Outstanding
		Weighted Average Remaining Contractual Life (in Years)		Exercisable
Range of Exercise Prices	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.50 to $0.58	5,239	3.2	$0.57	5,239	$0.57
$2.88 to $3.84	245,968	2.2	3.04	245,968	3.04
$4.42 to $6.07	84,312	4.6	5.53	84,312	5.53
$6.83 to $7.29	456,098	2.5	6.93	456,098	6.93
$11.44 to $16.22	554,808	3.9	14.40	535,998	14.36
$18.11 to $26.30	1,541,204	6.4	22.51	929,659	22.17
$27.41 to $38.40	974,540	8.6	33.31	159,793	29.21

	3,862,169	5.8	20.59	2,417,067	15.45

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

10. Income Taxes

        The components of income (loss) from continuing operations before provision for income taxes and minority interest are:

	2001	2002	2003
U.S. and Canada	$(25,156)	$103,561	$140,638
Foreign	(2,955)	10,958	16,351

	$(28,111)	$114,519	$156,989

        We have estimated federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $123,200 at December 31, 2003 to reduce future federal taxable income, if any. These net operating loss carryforwards do not include approximately $103,000 of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire in two years. We also have estimated state net operating loss carryforwards of $73,776. The state net operating loss carryforwards are subject to a valuation allowance of approximately 54%. Additionally, we have alternative minimum tax credit carryforwards of $1,187, which have no expiration date and are available to reduce future income taxes, if any.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2002	2003
Deferred Tax Assets:
Accrued liabilities	$11,809	$12,854
Deferred rent	7,941	8,399
Net operating loss carryforwards	63,445	46,611
AMT credit	587	1,187
Valuation Allowance	(5,804)	(4,829)
Unrealized loss on hedging contracts	12,858	9,332
Other	31,567	16,589

	122,403	90,143
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(47,274)	(68,956)
Plant and equipment, principally due to differences in depreciation	(103,606)	(115,061)
Customer acquisition costs	(15,795)	(19,314)

	(166,675)	(203,331)

Net deferred tax liability	$(44,272)	$(113,188)

        We receive a tax deduction upon exercise of non-qualified stock options by employees for the difference between the exercise price and the market price of the underlying common stock on the date of exercise, which is included in the net operating loss carryforwards above. During 2002 and 2003, we recognized $4,476 and $3,950 of tax benefit related to the exercise of non-qualified stock options, which was credited to equity.

        We file a consolidated federal income tax return with our U.S. subsidiaries. The provision for income taxes consists of the following components:

	Year Ended December 31,
	2001	2002	2003
Federal—deferred	$8,332	$33,629	$43,856
State—current	(726)	1,447	2,758
State—deferred	8,359	8,121	14,871
Foreign—current and deferred	1,910	4,121	5,245

	$17,875	$47,318	$66,730

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income (loss) from continuing operations before provision for income taxes and minority interests for the years ended December 31, 2001, 2002 and 2003, respectively, is as follows:

	Year Ended December 31,
	2001	2002	2003
Computed "expected" tax (benefit) provision	$(9,838)	$40,082	$54,946
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	2,432	6,220	10,650
Impact of retroactive state law change (net of federal tax benefit)	—	—	809
Nondeductible expenses	18,066	—	—
Increase in valuation allowance	4,832	210	—
Foreign tax rate and tax law differential	598	(209)	(540)
Other, net	1,785	1,015	865

	$17,875	$47,318	$66,730

11. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2002
Total revenues	$317,198	$327,720	$333,113	$340,466
Gross profit	164,752	172,313	179,255	179,878
Income from continuing operations before discontinued operations and cumulative effect of change in accounting principle	12,518	19,989	15,697	15,368
Net income	6,122	19,989	15,697	16,484
Income from continuing operations per share before discontinued operations and cumulative effect of change in accounting principle—basic	0.15	0.24	0.19	0.18
Income from continuing operations per share before discontinued operations and cumulative effect of change in accounting principle—diluted	0.15	0.23	0.18	0.18
Net income per share—basic	0.07	0.24	0.19	0.19
Net income per share—diluted	0.07	0.23	0.18	0.19
2003
Total revenues	$351,811	$359,270	$381,758	$408,490
Gross profit	191,660	197,238	210,403	221,281
Net income	21,284	20,133	14,794	28,426
Net income per share—basic	0.25	0.24	0.17	0.33
Net income per share—diluted	0.25	0.23	0.17	0.33

12. Segment Information

        We operate in seven operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

  •
  Business Records Management—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service, courier operations, and the collection, handling and disposal of sensitive documents for corporate customers

  •
  Off-Site Data Protection—the storage and rotation of backup computer media as part of corporate disaster and business recovery plans, including service and courier operations

  •
  Fulfillment—the storage of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; the assembly of custom marketing packages and orders; the management and detailed reporting on customer marketing literature inventories

  •
  Digital Archiving Services—storage and related services for electronic records conveyed via telecommunication lines and the Internet

  •
  Europe—records and information management services and off-site data protection services throughout Europe

  •
  South America—records and information management services throughout South America

  •
  Mexico—records and information management services throughout Mexico

        The South America and Mexico operating segments do not individually meet the quantitative thresholds for a reporting segment, but have been aggregated and reported with Europe as one reporting segment, "International," given their similar economic characteristics, products, customers and processes. The Fulfillment and Digital Archiving Services operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the "Corporate and Other" category. Corporate items include non-operating overhead, corporate general and administrative expenses, non-allocated operating expenses and inter-segment eliminations. Corporate assets are principally cash and cash equivalents, prepaid items, certain non-operating fixed assets, deferred income taxes, certain non-trade receivables, certain inter-segment receivables, and deferred financing costs.

        An analysis of our business segment information to the respective information in the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other(1)	Total Consolidated
2001
Total Revenues	$861,302	$209,429	$89,475	$25,512	$1,185,718
Contribution	227,164	50,254	16,250	7,712	301,380
Total Assets	2,277,836	348,181	265,968	(32,079)	2,859,906
2002
Total Revenues	944,845	239,081	109,381	25,190	1,318,497
Contribution	262,541	61,729	21,988	16,890	363,148
Total Assets	2,358,459	359,339	317,073	195,784	3,230,655
2003
Total Revenues	1,022,335	251,141	198,068	29,785	1,501,329
Contribution	286,208	71,240	46,825	32,668	436,941
Total Assets	2,536,415	375,845	765,814	214,025	3,892,099

(1)
Total assets include the inter-segment elimination amounts of $1,564,730, $1,277,393 and $1,813,276 as of December 31, 2001, 2002 and 2003, respectively.

        The accounting policies of the reportable segments are the same as those described in Note 2 except that certain costs are allocated from Corporate to the other segments in 2001, 2002 and 2003, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses including the costs allocated to each segment as described above. Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net (loss) income on a consolidated basis is as follows:

	Years Ended December 31,
	2001	2002	2003
Contribution	$301,380	$363,148	$436,941
Less: Depreciation and Amortization	153,271	108,992	130,918
Merger-related Expenses	3,673	796	—
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	320	774	1,130
Interest Expense, Net	134,742	136,632	150,468
Other Expense (Income), Net	37,485	1,435	(2,564)
Provision for Income Taxes	17,875	47,318	66,730
Minority Interest in (Losses) Earnings of Subsidiaries	(1,929)	3,629	5,622
Income from Discontinued Operations, Net of Tax	—	(1,116)	—
Cumulative Effect of Change in Accounting Principle, Net of Minority Interest	—	6,396	—

Net (Loss) Income	$(44,057)	$58,292	$84,637

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

        Information as to our operations in different geographical areas is as follows:

	2001	2002	2003
Revenues:
United States	$1,028,219	$1,134,000	$1,215,669
United Kingdom	59,226	79,228	145,735
Canada	68,024	75,116	87,592
Other International	30,249	30,153	52,333

Total Revenues	$1,185,718	$1,318,497	$1,501,329

Long-lived Assets:
United States	$2,118,828	$2,395,018	$2,514,031
United Kingdom	165,443	216,040	551,924
Canada	200,425	200,461	253,874
Other International	65,893	52,096	100,687

Total Long-lived Assets	$2,550,589	$2,863,615	$3,420,516

13. Commitments and Contingencies

        a.     Leases

        We lease most of our facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Rent expense was $126,871, $125,866 and $134,371 for the years ended December 31, 2001, 2002 and 2003, respectively. There was $6,733, $5,915 and $0 related to synthetic lease facilities included in rent expense for the years ended December 31, 2001, 2002 and 2003, respectively. See Note 3.

        Minimum future lease payments, net of sublease income of $2,238, $1,650, $767, $414, $267 and $560 for 2004, 2005, 2006, 2007, 2008 and thereafter, respectively, are as follows:

Year	Operating
2004	$135,512
2005	119,441
2006	102,797
2007	88,365
2008	70,357
Thereafter	386,412

Total minimum lease payments	$902,884

        We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2003 was

$679. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

        b.     South Brunswick Fires Litigation

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of another records and information services facility in South Brunswick Township, New Jersey.

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

        We are presently aware of five pending lawsuits that have been filed against Iron Mountain by certain of our customers and/or their insurers, and one pending lawsuit filed by the insurers of an abutter of one of the South Brunswick facilities. Five of these six lawsuits have been consolidated for pre-trial purposes in the Middlesex County, New Jersey, Superior Court. The sixth lawsuit, brought by a single customer, is pending in the Supreme Court for New York County, New York. A seventh lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000, with a defendant's verdict entered in favor of Iron Mountain. An eighth lawsuit filed by an injured firefighter is currently being settled by our insurer for a nominal amount. Several other claims that were originally filed in relation to these lawsuits have been voluntarily dismissed without prejudice by the customers, abutting business owners, and/or their insurance carriers.

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

        Our professional liability insurer, together with our general liability and property insurance carriers, have entered into a binding agreement with us regarding reimbursement of defense costs and have agreed to ongoing discussions regarding any remaining coverage issues, further defense and/or settlement of these claims.

        c.     Sequedex, H-W Associates, Pioneer and Pierce Proceedings

        On March 28, 2002, Iron Mountain and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we alleged that defendant J. Peter Pierce, Sr., a former member of our Board of

Directors and the former President of IMIM until his termination without cause effective June 30, 2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with Iron Mountain, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the records management information services industry. The complaint also alleged that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserted claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM, dated September 6, 2000. The litigation seeks injunctions in respect of certain matters and recovery of damages against the defendants.

        On April 12, 2002, Iron Mountain also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, Office of the American Arbitration Association (the "AAA") pursuant to an arbitration clause in the employment agreement between Iron Mountain and Mr. Pierce. In the arbitration, Mr. Pierce counterclaimed for indemnification of his expenses, including attorneys' fees. We disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding. On February 25, 2003, in response to Iron Mountain's request, the AAA removed the arbitrator. The arbitration proceeding was transferred by agreement of the parties to ADR Options, Inc. On February 4, 2004, the arbitrator rendered a decision. The arbitrator did not find the evidence provided by us in our action against Mr. Pierce sufficient to rule in our favor on the particular claims at issue. In addition, the arbitrator ruled that, pursuant to an indemnification provision in Mr. Pierce's employment agreement, we must pay Mr. Pierce's attorneys fees and costs that are attributable to this single arbitration. The arbitrator has established a procedure to ascertain the amount of these fees and expenses, which, in any case are not expected to be material to our financial position or results of operations. We have recently filed a motion to vacate the arbitrator's decision and award in Middlesex County, New Jersey, where the pending action against Mr. Pierce and others is currently stayed.

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $100,000. We have denied the material allegations in the complaint filed against us by H-W Associates and the other plaintiffs and have since filed counterclaims against the plaintiffs alleging tortious interference with our business relationship with one of our longstanding customers. Discovery is proceeding.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of Iron Mountain and Schooner is a shareholder of Iron Mountain. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Mr. Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling Iron Mountain employees and other third parties that Mr. Pierce breached his employment agreement with Iron Mountain, misappropriated and used Iron Mountain's confidential information, breached his fiduciary duties to Iron Mountain's shareholders and assisted Sequedex, then a competitor of Iron Mountain, in unfairly competing with Iron Mountain. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5,000,000. Iron Mountain and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases.

        On September 10, 2003, IMIM filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania in a matter related to the litigation between the Company and Sequedex, Mr. Pierce and others disclosed above. The new matter names Sequedex, J. Michael Gold and Peter Hamilton as defendants, and alleges that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleges unlawful interference with IMIM's contractual relationship with a certain customer and other matters. The defendants filed preliminary objections to our complaint and Iron Mountain has answered those preliminary objections.

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

        The defendants in all three cases have denied the material allegations in IMIM's complaints and asserted various affirmative defenses. In addition, Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain. The counterclaims and third party complaints assert claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation. The defendant in one of these actions sought a declaratory judgment regarding the enforceability of the confidentiality and non-competition agreements at issue in that case and filed a motion for summary judgment seeking to have the non-competition agreement declared void, or to limit its scope. IMIM and Iron Mountain filed motions in all three cases to dismiss the various counterclaims and third-party complaints. All of these motions, i.e., the defendants' motion for summary judgment and IMIM's and Iron Mountain's motions to dismiss, were denied by the court following a hearing on May 7, 2002. As previously disclosed in our quarterly report on Form 10-Q for the quarter ended September 30, 2003, Sequedex furnished a preliminary statement of damages with an estimate of compensatory damages of approximately $172 million and an indication that Sequedex intended to seek punitive damages of approximately $1.5 billion. Sequedex is no longer seeking damages in this amount and in connection with its proposed amended counterclaim, Sequedex has recently furnished a litigation expert's report of damages claiming approximately $59 million plus approximately $6.6 million of pre-judgment interest. Sequedex has indicated that it also intends to seek punitive damages in an undisclosed amount. Extensive discovery has been conducted in the three cases and is ongoing; on the basis of that discovery, it is our belief that Sequedex has not produced any material evidence that we or IMIM acted wrongfully in any respect. Further, limited discovery has been conducted in respect of Sequedex's damages claim; on the basis of that discovery, we do not believe that Sequedex has any foundation, and we believe that it cannot provide any foundation, for its damages calculations. We believe that the damages calculations submitted by Sequedex are not supported by credible evidence and are subject to serious legal, methodological and factual deficiencies. A trial of the three actions in which the Sequedex counterclaims and third party complaints have been asserted is scheduled to commence in April of 2004. IMIM, Sequedex and one of the individual defendants recently filed dispositive motions, including motions for summary judgment as to certain of the claims. All of these motions were denied by the court following a hearing on February 24, 2004.

        Discovery is proceeding in each of these cases, other than the arbitration. We intend to prosecute these actions vigorously, as well as to defend ourselves vigorously against the counterclaims and the third party complaints.

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

        The outcome of the South Brunswick fires, Sequedex, H-W Associates, Pioneer and Pierce proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

14. Related Party Transactions

        We lease space to an affiliated company, Schooner, for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2001, 2002 and 2003, Schooner paid rent to us totaling $101, $128 and $144, respectively. We lease facilities from an officer and three separate limited partnerships, whose general partner was a related party. Our aggregate rental payment for such facilities during 2001, 2002 and 2003 was $1,381, $1,372 and $1,309, respectively. In the opinion of management, all of these leases were entered into at market prices and terms.

        We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The total benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $922 as of December 31, 2003.

        At December 31, 2003, we have outstanding loans to an officer with an aggregate principal amount of $331. These notes bear interest at a variable rate. This liability was assumed in connection with our merger with Pierce Leahy.

15. Employee Benefit Plans

        a.     Iron Mountain Companies 401(k) Plan

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan document. We have expensed $2,466, $3,043 and $4,164 for the years ended December 31, 2001, 2002 and 2003, respectively.

        b.     Employee Stock Purchase Plan

        On March 23, 1998, we introduced an employee stock purchase plan (the "Plan"), participation in which is available to substantially all employees who meet certain service eligibility requirements. The Plan was approved by our shareholders on May 28, 1998 and commenced operations on October 1, 1998. The Plan provided a way for our eligible employees to become shareholders on favorable terms. The Plan provided for the purchase of up to 562,500 shares of our common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees were granted options to acquire our common stock. As there were no shares remaining in the Plan on December 31, 2002, a new employee stock purchase plan (the "2003 Plan"), which provides for the purchase of up to 750,000 shares of our common stock was approved by our shareholders in May 2003 and commenced operations on July 1, 2003. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the Plan was, and under the 2003 Plan is, 85% of their market price at either the beginning or the end of the offering period, whichever was or is lower. There were 186,152, 160,119 and 88,715 shares purchased under the Plan and the 2003 Plan for the years ended December 31, 2001, 2002 and 2003, respectively. The number of shares available for grant at December 31, 2003 was 661,285.

16. Subsequent Events

        In February 2004, we completed the acquisition of Mentmore plc's 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash from proceeds of our 7 1/4% notes issued in January 2004. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. This transaction should have no impact on revenue or operating income since we already fully consolidate IME's financial results. Since we will be using the purchase method of accounting for this acquisition, 49.9% of the net assets of IME will be adjusted to reflect their fair market value if different from their current carrying value.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (which includes the ability to borrow in certain other foreign currencies), a 100,000 British pounds sterling term loan, and a 10,000 British pounds sterling overdraft protection line. The revolving credit facility matures on March 2, 2009. The term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 2, 2007 and 2008, respectively, and the final payment of the remaining balance on March 2, 2009. The interest rate on borrowings under the IME Credit Agreement is based on LIBOR and varies depending on IME's choice of interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and with third parties. Each of IME's subsidiaries will either guarantee the obligations or pledge shares to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican and South American subsidiaries.

        In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS. We expect to use those proceeds to: (1) pay down approximately $104,000 of real estate term loans, (2) settle all obligations associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME, and (3) to pay down amounts outstanding under our Amended and Restated Credit Agreement. After the initial balance, IME's availability under the IME Credit Agreement, based on its current level of external debt and the leverage ratio under the IME Credit Agreement, was approximately 9,000 British pounds sterling.

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

        We have audited the accompanying consolidated balance sheets of Iron Mountain Europe Limited as of October 31, 2002 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive (loss)/income and cash flows for the three years ended October 31, 2003. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 2002 and 2003 and the consolidated results of their operations and their consolidated cash flows for the three years ended October 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

RSM ROBSON RHODES LLP

Chartered Accountants
Birmingham, England

March 8, 2004

        This is a copy of the audit report previously issued by Arthur Andersen LLP in connection with Iron Mountain Incorporated's filing of an Annual Report on Form 10-K for the year ended December 31, 2001. This audit report has not been reissued by Arthur Andersen LLP in connection with this Annual Report on Form 10-K for the year ended December 31, 2003. See Exhibit 23.3 to the December 31, 2002 Annual Report on Form 10-K filed with the SEC for further discussion.

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

/s/ ARTHUR ANDERSEN LLP

Boston, Massachusetts
February 22, 2002
(Except with respect to Note 17,
as to which the date is March 15, 2002)

Schedule II

IRON MOUNTAIN INCORPORATED
Valuation and Qualifying Accounts
(In thousands)

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions(1)	Deductions	Balance at End of the Year
Allowance for doubtful accounts:
2001	$15,989	$8,499	$846	$(8,248)	$17,086

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
Dated: March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors, Chief Executive Officer and President	March 11, 2004
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr.	Executive Vice President, Chief Financial Officer and Director	March 11, 2004
/s/ JEAN A. BUA Jean A. Bua	Vice President and Corporate Controller (Chief Accounting Officer)	March 11, 2004
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 11, 2004
/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	March 11, 2004
/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 11, 2004
/s/ EUGENE B. DOGGETT Eugene B. Doggett	Director	March 11, 2004
/s/ B. THOMAS GOLISANO B. Thomas Golisano	Director	March 11, 2004
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 11, 2004
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 11, 2004

INDEX TO EXHIBITS

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Exhibit numbers in parentheses refer to the exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item	Exhibit
2.1	Purchase Agreement, dated November 13, 2000, by and among Iron Mountain Canada Corporation, Iron Mountain Records Management, Inc. ("IMRM"), FACS Records Storage Income Fund, FACS Records Centre Inc. and 3796281 Canada Inc.	(2.1)(19)
2.2	Asset Purchase and Sale Agreement, dated February 18, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van Lines, Inc.	(2.1)(16)
2.3	Amendment No. 1 to Asset Purchase and Sale Agreement, dated May 1, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.	(2.1)(17)
2.4	Agreement and Plan of Merger, dated as of October 20, 1999, by and between the Company and Pierce Leahy.	(2)(10)
2.5	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of which have been omitted pursuant to a request for confidential treatment).	(2.1)(27)
3.1	Amended and Restated Articles of Incorporation of the Company.	(Annex D)(14)
3.2	Amended and Restated Bylaws of the Company.	(Annex E)(14)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(22)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(22)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(7)
4.2	Indenture for 8 3/4% Senior Subordinated Notes due 2009, dated October 24, 1997, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(4.1)(2)
4.3	Indenture for 8 1/8% Senior Notes due 2008, dated as of April 7, 1998, by and among Iron Mountain Canada Corporation, as issuer, the Company and The Bank of New York, as trustee.	(4.1(c))(13)
4.4	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(20)
4.5	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(20)
4.6	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(23)
4.7	Senior Subordinated Indenture for 7 3/4 Senior Subordinated Notes due 2015, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(26)

4.8	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and the Trustee.	(4.8)(26)
4.9	Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and the Trustee.	Filed herewith as Exhibit 4.9
4.10	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(15)
9	Amended and Restated Voting Trust Agreement, dated as of February 28, 1998, by and among the Company, certain shareholders of the Company and Leo W. Pierce, Sr. and J. Peter Pierce, as trustees. (#)	(9.0)(12)
10.1	Employment Agreement, dated as of February 1, 2000, by and between the Company and J. Peter Pierce. (#)	(10.5)(16)
10.2	Letter Agreement, dated as of June 27, 2000, by and between the Company and J. Peter Pierce. (#)	(10.6)(19)
10.3	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended. (#)	(10.7)(19)
10.4	Nonqualified Stock Option Plan of Pierce Leahy Corp. (#)	(10.3)(11)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#)	(10.9)(19)
10.6	Iron Mountain/ATSI 1995 Stock Option Plan. (#)	(10.2)(3)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#)	(10.3)(6)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#)	(10.8)(26)
10.9	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	(10.10)(23)
10.10	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain shareholders of the Company. (#)	(10.1)(1)
10.11	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2)(5)
10.12	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20)(4)
10.13	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1998 and IMIM	(10.1)(24)
10.14	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21)(4)
10.15	Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.1)(8)
10.16	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.17)(23)
10.17	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.18)(23)

10.18	Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.3)(18)
10.19	Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.2)(24)
10.20	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.20)(26)
10.21	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.22)(4)
10.22	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2)(9)
10.23	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1999 and IMIM.	(10.3)(24)
10.24	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1)(9)
10.25	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3)(9)
10.26	Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.24)(23)
10.27	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999,and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.25)(23)
10.28	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.2)(18)
10.29	Amendment No. 4 to Unconditional Guaranty, dated as of March 20, 2001 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.4)(24)
10.30	Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.5)(24)
10.31	Guaranty Letter, dated December 31, 2002, to BTM Capital and JH Equity Realty Investors, Inc., from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.31)(26)
10.32	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1)(21)
10.33	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.28)(23)

10.34	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, IMIM and the Company.	(10.6)(24)
10.35	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(21)
10.36	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	(10.36)(26)
10.37	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.37)(26)
10.38	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Construction Agent.	(10.3)(21)
10.39	First Amendment, dated as of July 9, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of March 15, 2002, among the Company, certain lenders party thereto and J.P. Morgan Chase Bank, as Administrative Agent.	(10.1)(27)
10.40	Multi-Currency Term, Revolving Credit Facilities Agreement, dated as of March 2004, among Iron Mountain Europe Limited, certain lenders party thereto, Barclays Capital and The Governor and Company of the Bank of Scotland, as arrangers, and The Bank of Scotland as the facility agent, security trustee and letter of credit issuing bank.	Filed herewith as Exhibit 10.40
12	Statement re: Computation of Ratios.	Filed herewith as Exhibit 12
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 19, 2002, regarding the change in the Company's certifying accountant.	(16.1)(25)
21	Subsidiaries of the Company.	Filed herewith as Exhibit 21
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Pennsylvania).	Filed herewith as Exhibit 23.1
23.2	Consent of RSM Robson Rhodes LLP (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
23.3	Notice Regarding Consent of Arthur Andersen LLP.	(23.3)(26)
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith as Exhibit 31.1
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith as Exhibit 31.2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith as Exhibit 32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith as Exhibit 32.2

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

(24)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission, File No. 1-13045.

(25)
Filed as an Exhibit to the Company's Current Report on Form 8-K dated June 19, 2002, filed with the Commission, File No. 1-13045.

(26)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission, File No. 1-13045.

(27)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission, File No. 1-13045.