Form 10-Q
period 2004-03-31
IRON MOUNTAIN INC/PA
filed 2004-05-10
CIK 1020569

Use these links to rapidly review the document
Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

        Number of shares of the registrant's Common Stock at May 3, 2004: 85,891,427

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2003	March 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$74,683	$30,978
Accounts receivable (less allowances of $20,922 and $17,810, respectively)	279,800	305,001
Deferred income taxes	33,043	31,458
Prepaid expenses and other	84,057	62,275

Total Current Assets	471,583	429,712
Property, Plant and Equipment:
Property, plant and equipment	1,950,893	2,019,642
Less—Accumulated depreciation	(458,626)	(494,812)

Net Property, Plant and Equipment	1,492,267	1,524,830
Other Assets, net:
Goodwill	1,776,279	1,830,367
Customer relationships and acquisition costs	116,466	149,111
Deferred financing costs	23,934	28,866
Other	11,570	46,003

Total Other Assets, net	1,928,249	2,054,347

Total Assets	$3,892,099	$4,008,889

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$115,781	$34,351
Accounts payable	87,006	82,677
Accrued expenses	234,426	208,259
Deferred revenue	107,857	109,694
Other current liabilities	39,675	567

Total Current Liabilities	584,745	435,548
Long-term Debt, net of current portion	1,974,147	2,262,768
Other Long-term Liabilities	24,499	27,582
Deferred Rent	20,578	20,724
Deferred Income Taxes	146,231	150,231
Commitments and Contingencies (see Note 9)
Minority Interests	75,785	11,493
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 150,000,000 shares; issued and outstanding 85,575,254 shares and 85,842,498 shares, respectively)	856	858
Additional paid-in capital	1,034,070	1,041,454
Retained earnings	39,234	62,231
Accumulated other comprehensive items, net	(8,046)	(4,000)

Total Shareholders' Equity	1,066,114	1,100,543

Total Liabilities and Shareholders' Equity	$3,892,099	$4,008,889

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Revenues:
Storage	$202,831	$248,595
Service and storage material sales	148,980	185,327

Total Revenues	351,811	433,922
Operating Expenses:
Cost of sales (excluding depreciation)	160,151	198,310
Selling, general and administrative	91,156	112,460
Depreciation and amortization	29,949	37,280
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,672)	120

Total Operating Expenses	279,584	348,170
Operating Income	72,227	85,752
Interest Expense, Net	35,565	43,459
Other (Income) Expense, Net	(3,260)	2,270

Income Before Provision for Income Taxes and Minority Interest	39,922	40,023
Provision for Income Taxes	17,338	16,550
Minority Interest in Earnings of Subsidiaries	1,300	476

Net Income	$21,284	$22,997

Net Income per Share—Basic	$0.25	$0.27

Net Income per Share—Diluted	$0.25	$0.26

Weighted Average Common Shares Outstanding—Basic	85,097	85,705

Weighted Average Common Shares Outstanding—Diluted	86,551	87,178

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2004
Cash Flows from Operating Activities:
Net income	$21,284	$22,997
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interests	1,300	476
Depreciation	27,820	34,917
Amortization (includes deferred financing costs and bond discount of $1,129 and $752, respectively)	3,258	3,115
Provision for deferred income taxes	16,050	15,214
Loss on early extinguishment of debt	1,824	2,433
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,672)	120
Gain on foreign currency and other, net	(5,012)	(3,216)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(20,004)	(20,030)
Prepaid expenses and other current assets	6,000	2,788
Accounts payable	(4,003)	(5,075)
Accrued expenses, deferred revenue and other current liabilities	(10,470)	(13,475)
Other assets and long-term liabilities	149	1,344

Cash Flows from Operating Activities	36,524	41,608
Cash Flows from Investing Activities:
Capital expenditures	(49,633)	(43,174)
Cash paid for acquisitions, net of cash acquired	(17,160)	(167,643)
Additions to customer relationship and acquisition costs	(2,155)	(2,682)
Investment in convertible preferred stock	(1,357)	—
Proceeds from sales of property and equipment	6,202	125

Cash Flows from Investing Activities	(64,103)	(213,374)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(6,738)	(511,989)
Proceeds from borrowings and term loans	11,540	427,436
Early retirement of senior subordinated notes	(24,241)	(20,797)
Net proceeds from sales of senior subordinated notes	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	2,424	(40,446)
Other, net	1,653	3,079

Cash Flows from Financing Activities	(15,362)	126,710
Effect of exchange rates on cash and cash equivalents	230	1,351

Decrease in Cash and Cash Equivalents	(42,711)	(43,705)
Cash and Cash Equivalents, Beginning of Period	56,292	74,683

Cash and Cash Equivalents, End of Period	$13,581	$30,978

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

        The consolidated balance sheet presented as of December 31, 2003 has been derived from the consolidated financial statements that have been audited by our independent auditors. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation.

(2) Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited ("IME"), our European subsidiary, are consolidated for the appropriate periods based on its fiscal year ended October 31. All significant intercompany account balances have been eliminated or presented to reflect the underlying economics of the transactions.

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the "Subsidiary notes") and those related to the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net gains amounted to $5,084 and $108 for the three months ended March 31, 2003 and 2004, respectively.

  c.
  Goodwill and Other Intangible Assets

        We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

        We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2003 and noted no impairment of goodwill at our reporting units as of that date. As of March 31, 2004, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the period ended March 31, 2004 are as follows:

	Business Management Records	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2003	$1,218,472	$244,621	$311,815	$1,371	$1,776,279
Goodwill acquired during the period	13,030	—	19,202	—	32,232
Adjustments to purchase reserves	(222)	(40)	4,116	—	3,854
Fair value adjustments	(777)	—	(722)	—	(1,499)
Other adjustments and currency effects	(842)	16	20,327	—	19,501

Balance as of March 31, 2004	$1,229,661	$244,597	$354,738	$1,371	$1,830,367

        The components of our amortizable intangible assets at March 31, 2004 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$165,276	$16,165	$149,111
Non-Compete Agreements	8,778	7,423	1,355
Deferred Financing Costs	35,379	6,513	28,866

Total	$209,433	$30,101	$179,332

  d.
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

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148 for options granted prior to January 1, 2003, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Net income, as reported	$21,284	$22,997
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	23	443
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(538)	(927)

Net income, pro forma	$20,769	$22,513

Earnings per share:
Basic—as reported	0.25	0.27
Basic—pro forma	0.24	0.26
Diluted—as reported	0.25	0.26
Diluted—pro forma	0.24	0.26

        The weighted average fair value of options granted for the three months ended March 31, 2003 and 2004 was $9.44 and $12.09 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Three Months Ended March 31, 2003	Three Months Ended March 31, 2004
Expected volatility	27.5%	25.5%
Risk-free interest rate	2.98	3.08
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years
  e.
  Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,454,235 shares and 1,472,515 shares for the three months ended March 31, 2003 and 2004, respectively. Potential common shares of 236,067 for the three months ended March 31, 2003 and no shares for the three months ended March 31, 2004, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

  f.
  Supplemental Cash Flow Information

        For the three months ended March 31, 2003 and 2004, cash payments for interest were $27,628 and $46,277, respectively, and cash payments for income taxes were $449 and $3,106, respectively.

  g.
  New Accounting Pronouncements

        In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), "Consolidation of Variable Interest Entities." These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We applied FIN 46R to our interests in all entities subject to the interpretation as of and for the three months ended March 31, 2004. Adoption of this new method of accounting for variable interest entities did not have a material impact on our consolidated results of operations and financial position.

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended March 31,
	2003	2004
Comprehensive Income:
Net Income	$21,284	$22,997
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	6,806	3,565
Unrealized Gain on Hedging Contracts	435	427
Unrealized (Loss) Gain on Securities	(20)	54

Comprehensive Income	$28,505	$27,043

(4) Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be long term and fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition we will use borrowings in foreign currencies, either obtained domestically or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing.

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $12,762 ($8,828 recorded in accrued expenses and $3,934 recorded in other long-term liabilities), $4,653 and $8,109, respectively, as of March 31, 2004. For the three months ended March 31, 2003 and 2004, we recorded additional interest expense of $2,118 and $2,237, respectively, resulting from interest rate swap settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $795 (which was all recorded in accrued expenses) as of March 31, 2004. For the three months ended March 31, 2003 and 2004, we recorded additional interest expense of $493 and $528, respectively, resulting from the settlements associated with this interest rate swap agreement. Additionally, as a result of the repayment of the real estate term loans discussed in Note 6, we recorded an additional $795 of interest in the three months ended March 31, 2004, representing the fair value of the derivative liability at March 31, 2004.

        Also, we consolidated a variable interest entity ("VIE III", collectively with our two other variable interest entities, our "Variable Interest Entities") which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheets, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $12,135 ($4,873 recorded in accrued expenses and $7,262 recorded in other long-term liabilities), $4,424 and $7,711, respectively, as of March 31, 2004. For the three months ended March 31, 2003 and 2004, we recorded additional interest expense of $1,161 and $1,228, respectively, resulting from interest rate swap settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

        In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services business of Hays plc ("Hays IMS") using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $11,866 in other (income) expense, net for this intercompany balance for the three months ended March 31, 2004. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $2,995 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the three months ended March 31, 2004.

        In addition, on July 16, 2003, we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. We settled these swaps in March 2004 by paying our counter parties a total of $27,714 representing the fair market value of the derivative and the associated swap costs, of which $18,978 was accrued for as of December 31, 2003. For the three months ended March 31, 2004, we recorded a foreign currency loss for this swap of $8,736 in other (income) expense, net in the accompanying consolidated statement of operations. Upon settlement, we received $162,800 in exchange for 100,000 British pounds sterling. We did not designate these swaps as hedges and, therefore, all mark to market fluctuations of the swaps were recorded in other (income) expense, net in our consolidated statements of operations from inception to settlement of the swaps.

(5) Acquisitions

        During the three months ended March 31, 2004, we purchased substantially all of the assets, and assumed certain liabilities, of four businesses.

        In February 2004, we completed the acquisition of Mentmore plc's ("Mentmore") 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. This transaction should have no material impact on revenue or operating income since we already fully consolidate IME's financial results. As we will be using the purchase method of accounting for this acquisition, the net assets of IME will be adjusted to reflect 49.9% of the difference between the fair market value and their current carrying value.

        Each of the 2004 acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was provided through our credit facilities and the issuance of certain of our senior subordinated notes.

        A summary of the consideration paid and the allocation of the purchase price of all 2004 acquisitions is as follows:

Cash Paid (net of cash acquired)(1)	$132,368
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(37,742)
Liabilities Assumed(3)	6,617
Minority Interest(4)	(69,011)

Total Fair Value of Identifiable Net Assets Acquired	(100,136)

Recorded Goodwill	$32,232

(1)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the three months ended March 31, 2004 is $34,699 associated with an IME acquisition, which will be recorded in our second quarter of 2004 due to differences in consolidation periods. Such amount was funded by Iron Mountain Incorporated in March 2004 and is included in other assets, net in the accompanying consolidated balance sheet at March 31, 2004. Also included in cash paid for acquisitions in the consolidated statement of cash flows for the three months ended March 31, 2004 is $576 of contingent and other payments that were paid in 2004 related to acquisitions made in 1999 and 2003.

(2)
Comprised primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements, and customer relationship assets.

(3)
Comprised primarily of accounts payable, accrued expenses and notes payable.

(4)
Comprised primarily of the carrying value of Mentmore's 49.9% minority interest in IME at the date of acquisition.

        Allocation of the purchase price for the 2004 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2003 and 2004 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2004 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2003	Three Months Ended March 31, 2004
Reserves, Beginning Balance	$9,906	$16,322
Reserves Established	12,526	5,684
Expenditures	(5,436)	(3,128)
Adjustments to Goodwill, including currency effect(1)	(674)	978

Reserves, Ending Balance	$16,322	$19,856

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2004, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $10,321, severance costs for approximately 123 people of $2,836 and other exit costs of $6,699. These accruals are expected to be used prior to March 31, 2005 except for lease losses of $8,184 and severance contracts of $285, both of which are based on contracts that extend beyond one year.

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2003		March 31, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$142,280	$142,280	$22,000	$22,000
IMI Term Loan Facility(1)	248,750	248,750	200,000	200,000
8 1/8% Senior Notes due 2008(3)	18,768	20,684	—	—
8 1/4% Senior Subordinated Notes due 2011(2)(3)	149,670	156,375	149,681	156,750
8 5/8% Senior Subordinated Notes due 2013(2)(3)	481,075	521,748	481,070	519,344
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	—	—	273,930	265,712
7 3/4% Senior Subordinated Notes due 2015(2)(3)	441,331	456,052	441,103	452,818
6 5/8% Senior Subordinated Notes due 2016(2)(3)	314,071	311,200	314,194	312,000
Real Estate Term Loans(1)	202,647	202,647	98,715	98,715
Real Estate Mortgages(1)	17,584	17,584	16,507	16,507
Seller Notes(1)	12,607	12,607	11,284	11,284
Other(1)(4)	61,145	61,145	288,635	288,635

Total Long-term Debt	2,089,928		2,297,119
Less Current Portion	(115,781)		(34,351)

Long-term Debt, Net of Current Portion	$1,974,147		$2,262,768

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2003 and March 31, 2004) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2003 and March 31, 2004.

(4)
Includes amounts borrowed by IME under their credit agreement and during their fiscal quarter ending April 30, 2004, which will be consolidated within our results during the three months ended June 30, 2004. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, which we have reflected in our financial position as of March 31, 2004.

        In January 2004, we completed an offering of 150,000 British pounds sterling in aggregate principal amount of our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes"), which were issued at a price of 100% of par. Our net proceeds of 146,900 British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling, to redeem $19,985 in aggregate principal amount of our outstanding Subsidiary notes in February 2004, repay borrowings under our revolving credit facility, repay $48,750 of our term loans, repay other indebtedness and pay for other acquisitions.

        In February 2004, we redeemed the remaining $19,985 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $2,028 in the first quarter of 2004 related to the early retirement of these remaining Subsidiary notes, which consists of redemption premiums and transaction costs as well as original issue discount related to these Subsidiary notes.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (which includes the ability to borrow in certain other foreign currencies), a 100,000 British pounds sterling term loan, and a 10,000 British pounds sterling overdraft protection line. The British pounds sterling revolving credit facility matures on March 2, 2009. The British pounds sterling term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 2, 2007 and 2008, respectively, and the final payment of the remaining balance on March 2, 2009. The interest rate on borrowings under the IME Credit Agreement is based on British pounds sterling LIBOR and varies depending on IME's choice of interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and with third parties, as well as limit IME's ability to pay dividends to us. Each of IME's non-dormant subsidiaries will either guarantee the obligations or will have its shares pledged to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican and South American subsidiaries.

        In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, to repay amounts outstanding under its old term loan and revolving credit facility and transaction costs associated with the IME Credit Agreement. Because of the two-month lag in reporting IME's results and financial position, the accompanying consolidated balance sheet at March 31, 2004 only reflects the 135,000 British pounds sterling ($249,467) received from IME by us in March 2004. The repayment of amounts outstanding under IME's old term loan and revolving credit facility and the associated deferred financing costs related to transaction fees on the IME Credit Agreement will be reflected in our consolidated balance sheet and consolidated statement of cash flows in our second quarter of 2004. We used the 135,000 British pounds sterling received from IME to: (1) pay down $103,932 of real estate term loans, (2) settle all obligations totaling $27,714 associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. As of March 31, 2004, IME's availability under the IME Credit Agreement, based on its current level of external debt and the leverage ratio under the IME Credit Agreement, was approximately 9,000 British pounds sterling.

        On April 2, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the "IMI Credit Agreement"). The IMI Credit Agreement replaced our prior credit agreement. As a result, we will record a charge to other (income) expense, net in our consolidated statement of operations of $174 in the second quarter of 2004 related to the early retirement of debt in conjunction with the refinancing of our credit facility. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. Quarterly term loan payments of $500 begin in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of the majority of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of March 31, 2004, we had $22,000 of borrowings under our prior revolving credit facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $34,396. The interest rate in effect was 5% as of March 31, 2004. As of April 2, 2004, the remaining availability under the IMI revolving credit facility was $219,284 based on our current level of external debt and the leverage ratio under the IMI Credit Agreement.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, $103,932 of these real estate term loans was repaid; as a result, the remaining real estate term loans amounted to $98,715 as of March 31, 2004. We recorded a charge to other (income) expense, net of $405 in the first quarter of 2004 related to the early retirement of these real estate term loans.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of March 31, 2004, we were in compliance with all material debt covenants and agreements.

(7) Selected Financial Information of Parent, Guarantors and Non-guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of March 31, 2004 and December 31, 2003 and for the three month periods ended March 31, 2004 and 2003. The Guarantors column includes all subsidiaries that guarantee the Parent notes. The subsidiaries that do not guarantee the Parent notes are referred to in the table as the "Non-Guarantors."

	March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$6,073	$24,905	$—	$30,978
Accounts Receivable	—	213,831	91,170	—	305,001
Intercompany Receivable	870,177	—	178,926	(1,049,103)	—
Other Current Assets	3,218	64,417	26,504	(406)	93,733

Total Current Assets	873,395	284,321	321,505	(1,049,509)	429,712
Property, Plant and Equipment, Net	—	1,078,730	446,100	—	1,524,830
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,647,246	1,000	—	(1,648,246)	—
Investment in Subsidiaries	492,137	192,349	—	(684,486)	—
Goodwill, Net	—	1,335,485	485,141	9,741	1,830,367
Other	29,000	71,935	123,640	(595)	223,980

Total Other Assets, Net	2,168,383	1,600,769	608,781	(2,323,586)	2,054,347

Total Assets	$3,041,778	$2,963,820	$1,376,386	$(3,373,095)	$4,008,889

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$311,095	$738,008	$(1,049,103)	$—
Current Portion of Long-term Debt	1,267	1,212	31,872	—	34,351
Total Other Current Liabilities	50,529	250,871	100,203	(406)	401,197
Long-term Debt, Net of Current Portion	1,882,200	99,992	280,576	—	2,262,768
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,647,246	—	(1, 648,246)	—
Other Long-term Liabilities	6,239	179,674	13,219	(595)	198,537
Commitments and Contingencies
Minority Interests	—	—	1,478	10,015	11,493
Shareholders' Equity	1,100,543	473,730	211,030	(684,760)	1,100,543

Total Liabilities and Shareholders' Equity	$3,041,778	$2,963,820	$1,376,386	$(3,373,095)	$4,008,889

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$54,793	$19,890	$—	$74,683
Accounts Receivable	—	202,271	77,529	—	279,800
Intercompany Receivable	870,924	—	13,935	(884,859)	—
Other Current Assets	3,591	84,733	29,186	(410)	117,100

Total Current Assets	874,515	341,797	140,540	(885,269)	471,583
Property, Plant and Equipment, Net	—	973,619	518,648	—	1,492,267
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,625,796	1,000	98,715	(1,725,511)	—
Investment in Subsidiaries	402,045	91,336	—	(493,381)	—
Goodwill, Net	—	1,323,340	443,198	9,741	1,776,279
Other, Net	23,661	69,221	61,783	(2,695)	151,970

Total Other Assets, Net	2,051,502	1,484,897	603,696	(2,211,846)	1,928,249

Total Assets	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$237,392	$647,467	$(884,859)	$—
Current Portion of Long-term Debt	1,265	1,645	112,871	—	115,781
Total Other Current Liabilities	73,385	256,018	139,971	(410)	468,964
Long-term Debt, Net of Current Portion	1,777,480	2,924	193,743	—	1,974,147
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,724,511	—	(1,725,511)	—
Other Long-term Liabilities	6,773	169,695	17,535	(2,695)	191,308
Commitments and Contingencies
Minority Interests	—	—	6,105	69,680	75,785
Shareholders' Equity	1,066,114	408,128	145,192	(553,320)	1,066,114

Total Liabilities and Shareholders' Equity	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$187,029	$61,566	$—	$248,595
Service and Storage Material Sales	—	137,770	47,557	—	185,327

Total Revenues	—	324,799	109,123	—	433,922
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	143,920	54,390	—	198,310
Selling, General and Administrative	83	85,458	26,919	—	112,460
Depreciation and Amortization	10	29,894	7,376	—	37,280
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	45	75	—	120

Total Operating Expenses	93	259,317	88,760	—	348,170

Operating (Loss) Income	(93)	65,482	20,363	—	85,752
Interest Expense (Income), Net	37,374	(4,943)	11,028	—	43,459
Equity in the (Earnings) Losses of Subsidiaries	(67,851)	(1,336)	—	69,187	—
Other Expense (Income), Net	7,387	(11,657)	6,540	—	2,270

Income Before Provision for Income Taxes and Minority Interest	22,997	83,418	2,795	(69,187)	40,023
Provision for Income Taxes	—	15,451	1,099	—	16,550
Minority Interest in Earnings of Subsidiaries	—	—	476	—	476

Net Income	$22,997	$67,967	$1,220	$(69,187)	$22,997

	Three Months Ended March 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$172,100	$30,731	$—	$202,831
Service and Storage Material Sales	—	123,998	24,982	—	148,980

Total Revenues	—	296,098	55,713	—	351,811
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	133,357	26,794	—	160,151
Selling, General and Administrative	57	78,943	12,156	—	91,156
Depreciation and Amortization	—	25,051	4,898	—	29,949
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(2,035)	363	—	(1,672)

Total Operating Expenses	57	235,316	44,211	—	279,584

Operating (Loss) Income	(57)	60,782	11,502	—	72,227
Interest Expense, Net	1,849	26,804	6,912	—	35,565
Equity in the Earnings of Subsidiaries	(30,414)	(1,361)	—	31,775	—
Other Expense (Income), Net	7,224	(1,845)	(8,639)	—	(3,260)

Income Before Provision for Income Taxes and Minority Interest	21,284	37,184	13,229	(31,775)	39,922
Provision for Income Taxes	—	11,657	5,681	—	17,338
Minority Interest in Earnings of Subsidiaries	—	—	1,300	—	1,300

Net Income	$21,284	$25,527	$6,248	$(31,775)	$21,284

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(69,495)	$98,626	$12,477	$—	$41,608
Cash Flows from Investing Activities:
Capital expenditures	—	(31,787)	(11,387)	—	(43,174)
Cash paid for acquisitions, net of cash acquired	—	(48,189)	(119,454)	—	(167,643)
Intercompany loans to subsidiaries	74,518	(59,474)	—	(15,044)	—
Investment in subsidiaries	(110,692)	(110,692)	—	221,384	—
Additions to customer relationship and acquisition costs	—	(2,156)	(526)	—	(2,682)
Proceeds from sales of property and equipment	—	82	43	—	125

Cash Flows from Investing Activities	(36,174)	(252,216)	(131,324)	206,340	(213,374)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(358,696)	(106,014)	(47,279)	—	(511,989)
Proceeds from borrowings	191,859	219,794	15,783	—	427,436
Early retirement of senior subordinated notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	(42,843)	2,397	—	(40,446)
Intercompany loans from parent	—	(76,759)	61,715	15,044	—
Equity contribution from parent	—	110,692	110,692	(221,384)	—
Other, net	3,079	—	—	—	3,079

Cash Flows from Financing Activities	105,669	104,870	122,511	(206,340)	126,710
Effect of exchange rates on cash and cash equivalents	—	—	1,351	—	1,351
(Decrease) Increase in cash and cash equivalents	—	(48,720)	5,015	—	(43,705)
Cash and cash equivalents, beginning of period	—	54,793	19,890	—	74,683

Cash and cash equivalents, end of period	$—	$6,073	$24,905	$—	$30,978

	Three Months Ended March 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$13,768	$12,250	$10,506	$—	$36,524
Cash Flows from Investing Activities:
Capital expenditures	—	(39,808)	(9,825)	—	(49,633)
Cash paid for acquisitions, net of cash acquired	—	(14,058)	(3,102)	—	(17,160)
Intercompany loans to subsidiaries	3,616	(5,004)	—	1,388	—
Investment in subsidiaries	(128)	(128)	—	256	—
Investment in convertible preferred stock	—	(1,357)	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(1,718)	(437)	—	(2,155)
Proceeds from sales of property and equipment	—	6,202	—	—	6,202

Cash Flows from Investing Activities	3,488	(55,871)	(13,364)	1,644	(64,103)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(4,668)	(172)	(1,898)	—	(6,738)
Proceeds from borrowings	10,000	—	1,540	—	11,540
Early retirement of senior subordinated notes	(24,241)	—	—	—	(24,241)
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	2,424	—	2,424
Intercompany loans from parent	—	1,313	75	(1,388)	—
Equity contribution from parent	—	128	128	(256)	—
Other, net	1,653	—	—	—	1,653

Cash Flows from Financing Activities	(17,256)	1,269	2,269	(1,644)	(15,362)
Effect of exchange rates on cash and cash equivalents	—	—	230	—	230

Decrease in cash and cash equivalents	—	(42,352)	(359)	—	(42,711)
Cash and cash equivalents, beginning of period	—	52,025	4,267	—	56,292

Cash and cash equivalents, end of period	$—	$9,673	$3,908	$—	$13,581

(8) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended March 31, 2003
Revenue	$248,521	$61,386	$34,887	$7,017		$351,811
Contribution	66,686	16,788	8,010	9,020		100,504
Total Assets	2,406,325	366,689	347,743	148,113	(1)	3,268,870
Expenditures for Segment Assets(2)	39,737	7,174	11,750	10,287		68,948
Three Months Ended March 31, 2004
Revenue	272,830	66,351	84,554	10,187		433,922
Contribution	74,979	18,568	20,060	9,545		123,152
Total Assets	2,564,627	377,217	1,085,057	(18,012)	(1)	4,008,889
Expenditures for Segment Assets(2)	39,856	3,107	162,844	7,692		213,499

(1)
Total corporate & other assets include the intersegment elimination amounts of $1,474,634 and $2,117,314 as of March 31, 2003 and 2004, respectively.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003 except that certain costs continue to be allocated by Corporate to the other segments in both 2003 and 2004, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, sick and vacation costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended March 31,
	2003	2004
Contribution	$100,504	$123,152
Less: Depreciation and Amortization	29,949	37,280
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,672)	120
Interest Expense, Net	35,565	43,459
Other (Income) Expense, Net	(3,260)	2,270
Provision for Income Taxes	17,338	16,550
Minority Interest in Earnings of Subsidiaries	1,300	476

Net Income	$21,284	$22,997

        Information about our operations in different geographical areas is as follows:

	Three Months Ended March 31,
	2003	2004
Revenues:
United States	$296,708	$325,605
United Kingdom	25,512	63,030
Canada	20,216	23,763
Other International	9,375	21,524

Total Revenues	$351,811	$433,922

	December 31, 2003	March 31, 2004
Long-lived Assets:
United States	$2,514,031	$2,537,589
United Kingdom	551,924	642,500
Canada	253,874	250,481
Other International	100,687	148,607

Total Long-lived Assets	$3,420,516	$3,579,177

(9) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2003. See our Annual Report on Form 10-K for the year ended December 31, 2003 for amounts outstanding at December 31, 2003.

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, on September 10, 2003, Iron Mountain Information Management, Inc. ("IMIM") filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania naming Sequedex, LLC, J. Michael Gold and Peter Hamilton as defendants, and alleging that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleged unlawful interference with IMIM's contractual relationship with a certain customer and other matters. This matter has been voluntarily dismissed without prejudice.

        Other than the matter discussed above, there have been no material developments during the first quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003.

        Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described above and in our Annual Report on Form 10-K for the year ended December 31, 2003, are pending to which we, or any of our properties, are subject.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes for the three months ended March 31, 2004 included herein, and the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) the cost and availability of financing for contemplated growth; (4) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (5) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (6) changes in the political and economic environments in the countries in which our international subsidiaries operate, including foreign currency fluctuations; (7) the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; and (8) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the Securities and Exchange Commission.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended March 31,
	2003	2004
OIBDA	$102,176	$123,032
Less: Depreciation and Amortization	29,949	37,280

Operating Income	72,227	85,752
Less: Interest Expense, Net	35,565	43,459
Other (Income) Expense, Net	(3,260)	2,270
Provision for Income Taxes	17,338	16,550
Minority Interest	1,300	476

Net Income	$21,284	$22,997

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies.

Actual results may differ from these estimates. Our critical accounting policies include the following and are in no particular order:

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts

  •
  Accounting for Variable Interest Entities

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Deferred Income Taxes

  •
  Stock-based Compensation

Further detail regarding our critical accounting policies can be found in Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC. Management has determined that no material changes concerning our critical accounting polices have occurred since December 31, 2003.

Results of Operations

        The following table sets forth, for the periods indicated, information derived from our consolidated statements of operations, expressed as a percentage of total consolidated revenues.

	Three months ended March 31,
	2003	2004
Revenues:
Storage	57.7%	57.3%
Service and Storage Material Sales	42.3	42.7

Total Revenues	100.0	100.0
Operating Expenses:
Cost of Sales (excluding depreciation)	(45.5)	(45.7)
Selling, General and Administrative	(25.9)	(25.9)
Depreciation and Amortization	(8.5)	(8.6)
Gain (Loss) on Disposal/Writedown of Property, Plant and Equipment, Net	0.5	—

Total Operating Expenses	(79.5)	(80.2)
Operating Income	20.5	19.8
Interest Expense, Net	(10.1)	(10.0)
Other Income (Expense), Net	0.9	(0.5)

Income Before Provision for Income Taxes and Minority Interest	11.3	9.2
Provision for Income Taxes	(4.9)	(3.8)
Minority Interest in Earnings of Subsidiaries	(0.4)	(0.1)

Net Income	6.0%	5.3%

Other Data:
OIBDA Margin(1)	29.0%	28.4%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 Consolidated Results (in thousands)

	Three months ended March 31,
			Dollar Change	Percent Change
	2003	2004
Revenues:
Storage	$202,831	$248,595	$45,764	22.6%
Service and Storage Material Sales	148,980	185,327	36,347	24.4%

Total Revenues	351,811	433,922	82,111	23.3%
Operating Expenses:
Cost of Sales (excluding depreciation)	160,151	198,310	38,159	23.8%
Selling, General and Administrative	91,156	112,460	21,304	23.4%
Depreciation and Amortization	29,949	37,280	7,331	24.5%
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,672)	120	1,792	107.2%

Total Operating Expenses	279,584	348,170	68,586	24.5%
Operating Income	72,227	85,752	13,525	18.7%
Interest Expense, Net	35,565	43,459	7,894	22.2%
Other (Income) Expense, Net	(3,260)	2,270	5,530	169.7%

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	39,922	40,023	101	0.3%
Provision for Income Taxes	17,338	16,550	(788)	(4.5%)
Minority Interest in Earnings of Subsidiaries	1,300	476	(824)	(63.4%)

Net Income	$21,284	$22,997	$1,713	8.0%

Other Data:
OIBDA(1)	$102,176	$123,032	$20,856	20.4%

OIBDA Margin(1)	29.0%	28.4%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Comparison of Three Months Ended March 31, 2004 to Three Months Ended March 31, 2003

Revenue

        Our consolidated storage revenues increased $45.8 million, or 22.6%, to $248.6 million for the three months ended March 31, 2004. The increase is attributable to acquisitions (11%), consisting primarily of $22.7 million from the operations of Hays IMS, internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3%). Foreign currency exchange rate fluctuations were due primarily to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $36.3 million, or 24.4%, to $185.3 million for the three months ended March 31, 2004. The increase is attributable to acquisitions (15%), including revenue from the Hays IMS operations of $20.3 million, internal revenue growth (6%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $82.1 million, or 23.3%, to $433.9 million. Internal revenue growth for the three months ended March 31, 2004 was 8%. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2002			2003				2004
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	9%	9%	8%	8%	8%	9%	8%	8%
Service and Storage Material Sales Revenue	10%	15%	10%	8%	3%	2%	1%	6%
Total Revenue	9%	11%	9%	8%	6%	6%	5%	8%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged between 8% and 9%. Our storage revenue internal growth rate for the three months ended March 31, 2004 reflects stabilized net carton volume growth in our North American records management business and higher growth rates in our digital businesses and some of our smaller businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to more discretionary services we offer such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service and storage material sales revenues increased during the first quarter of 2004 compared to the last three quarters of 2003 due primarily to high growth in secure shredding revenues, a strong quarter in our fulfillment business and improved product sales. Reduced large special project revenue contributed to lower growth in the first quarter of 2004 compared to the first quarter of 2003.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended March 31,				Three Months Ended March 31,
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2003	2004			2003	2004
Labor	$78,247	$99,913	$21,666	27.7%	22.2%	23.0%	0.8%
Facilities	52,558	62,537	9,979	19.0%	14.9%	14.4%	(0.5)%
Transportation	14,843	18,630	3,787	25.5%	4.2%	4.3%	0.1
Product Cost of Sales	8,119	8,788	669	8.2%	2.3%	2.0%	(0.3)%
Other	6,384	8,442	2,058	32.2%	1.8%	1.9%	0.1%

	$160,151	$198,310	$38,159	23.8%	45.5%	45.7%	0.2%

Labor

        Labor expense increased as a percentage of revenue as a result of reporting the operations of Hays IMS for the three months ended March 31, 2004 as compared to not having these operations included in the results for the three months ended March 31, 2003. Incentive compensation expense for the three months ended March 31, 2004 was higher than incentive compensation expense for the three months ended March 31, 2003 as a result of changes in estimates in the first quarter of 2003. This increase was offset by improved labor management in our North American operations. We expect that labor expenses as a percentage of consolidated revenues in 2004 will continue to trend higher as compared to 2003 as we report a full year of integrated Hays IMS operations.

Facilities

        The largest component of our facilities cost is rent expense, which increased $6.4 million for the three months ended March 31, 2004 primarily as a result of increased rent in our European operations of $5.3 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. Facilities expenses in our European operations increased $6.8 million primarily due to the growth of operations and acquisitions for the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Excluding our European operations, the remaining facilities expenses decreased as a result of lower property taxes and utilities which decreased $1.5 million and $1.3 million, respectively, for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Transportation

        Our transportation expenses, which increased 0.1% as a percentage of consolidated revenues, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the three months ended March 31, 2004, we experienced a $0.8 million increase in transportation expenses in our European operations as compared to the three months ended March 31, 2003, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. Transportation efficiencies achieved in our North American operations were partially offset by an increased percentage of vehicles under operating lease and increased subcontracted courier expenses in the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the three months ended March 31, 2004 was lower than the three months ended March 31, 2003 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended March 31,				Three Months Ended March 31,
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2003	2004			2003	2004
General and Administrative	$48,755	$61,904	$13,149	27.0%	13.9%	14.3%	0.4%
Sales, Marketing & Account Management	24,782	31,976	7,194	29.0%	7.0%	7.4%	0.4%
Information Technology	16,010	18,499	2,489	15.5%	4.6%	4.3%	(0.3)%
Bad Debt Expense	1,609	81	(1,528)	(95.0)%	0.5%	(0.0)%	(0.5)%

	$91,156	$112,460	$21,304	23.4%	25.9%	25.9%	0.0%

General and Administrative

        The increase in general and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2004 is primarily attributable to a $8.5 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions, including Hays IMS. In our North American operations, general and administrative expenses increased as a result of higher wages due to normal inflation and merit increases. We anticipate that as we complete the integration of the operations of Hays IMS, our general and administrative expenses as a percentage of consolidated revenues may increase.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the three months ended March 31, 2004. Throughout the year ended December 31, 2003, we continued to invest in the expansion and improvement of our sales force and account management personnel. Excluding our European operations, since March 31, 2003, we added 75 sales and marketing employees, a 12% increase in headcount, increased our account management force and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. In addition, costs associated with our European sales and account management teams increased by $4.1 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due to the doubling of our sales force through the hiring of new personnel and acquisitions. We expect that sales, marketing and account management expenses will continue to increase as a percentage of consolidated revenues as we continue to expand and train our sales force and develop new marketing initiatives.

Information Technology

        Information technology expenses decreased as a percent of consolidated revenues for the three months ended March 31, 2004 principally due to increased utilization of existing information technology resources and increasing allocations of information technology resources to revenue producing projects. The decrease as a percentage of consolidated revenues was partially offset by increased information technology spending in our European operations of $2.6 million for the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the three months ended March 31, 2004 compared to the three months ended March 31, 2003 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that allowed us to continue to reduce bad debt expense during the three months ended March 31, 2004. We do not expect this trend to continue throughout 2004.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $7.3 million to $37.3 million (8.6% of consolidated revenues) for the three months ended March 31, 2004 from $30.0 million (8.5% of consolidated revenues) for the three months ended March 31, 2003. Depreciation expense increased $7.1 million, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Depreciation associated with our European operations increased $2.3 million during the three months ended March 31, 2004 as a result of fixed assets placed in service and obtained through acquisitions throughout the year ended December 31, 2003 and the three months ended March 31, 2004.

        Consolidated loss on disposal/writedown of property, plant and equipment, net consisted of disposals and asset writedowns of $0.1 million in the three months ended March 31, 2004 compared to a gain of $2.5 million on the sale of a property in Texas partially offset by $0.8 million of disposals and asset writedowns in the three months ended March 31, 2003.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $13.5 million, or 18.7%, to $85.8 million (19.8% of consolidated revenues) for the three months ended March 31, 2004 from $72.2 million (20.5% of consolidated revenues) for the three months ended March 31, 2003.

IRON MOUNTAIN INCORPORATED

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $20.9 million, or 20.4%, to $123.0 million (28.4% of consolidated revenues) for the three months ended March 31, 2004 from $102.2 million (29.0% of consolidated revenues) for the three months ended March 31, 2003.

Interest Expense, Net

        Consolidated interest expense, net increased $7.9 million to $43.5 million (10.0% of consolidated revenues) for the three months ended March 31, 2004 from $35.6 million (10.1% of consolidated revenues) for the three months ended March 31, 2003. This increase was primarily attributable to (1) the follow on issuance of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes") and the issuance of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes"), which were used to finance the Hays IMS acquisition, and the issuance of the 7 1/4% notes, (2) an increase in our overall weighted average outstanding borrowings and (3) a charge of $0.8 million associated with the fair market value of an interest rate swap we used to hedge one of our real estate term loans that we repaid in March 2004. The increase was offset by a decline in our overall weighted average interest rate from 8.2% as of March 31, 2003 to 7.8% as of March 31, 2004 resulting from our refinancing efforts and a decline in variable interest rates.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
	2003	2004	Change
Foreign currency transaction gains	$(5,084)	$(108)	$4,976
Debt extinguishment expense	1,824	2,433	609
Other, net	—	(55)	(55)

	$(3,260)	$2,270	$5,530

        Foreign currency gains of $0.1 million based on period-end exchange rates were recorded in the three months ended March 31, 2004 primarily due to the strengthening of the British pound sterling offset by the weakening of the Canadian dollar each against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap.

        During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the Subsidiary notes, resulting in a charge of $2.0 million and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. During the three months ended March 31, 2003, we recorded a charge of $1.8 million related to the early retirement of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"). The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing costs and discounts.

Provision for Income Taxes

        Our effective tax rate for the three months ended March 31, 2004 was 41.4%. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). Our effective tax rate was 43.4% for the three months ended March 31, 2003. The disallowance of certain intercompany interest charges by states, including a change in Massachusetts tax laws, retroactive to January 1, 2002, increased our provision for income taxes for the three months ended March 31, 2003 by 1.7%. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2004.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.5 million (0.1% of consolidated revenues) for the three months ended March 31, 2004 compared to $1.3 million (0.4% of consolidated revenues) for the three months ended March 31, 2003. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease is a result of increased financing expenses incurred by our European operations due to the acquisition of the operations of Hays IMS offset by the improved profitability of our South American businesses.

Net Income

        As a result of the foregoing factors, consolidated net income increased $1.7 million, or 8.0%, to $23.0 million (5.3% of consolidated revenues) for the three months ended March 31, 2004 from net income of $21.3 million (6.0% of consolidated revenues) for the three months ended March 31, 2003.

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

	Business Records Management	Off-Site Data Protection	International	Corporate & Other
Segment Revenue
Three Months Ended
March 31, 2004	$272,830	$66,351	$84,554	$10,187
March 31, 2003	248,521	61,386	34,887	7,017

Increase in Revenues	$24,309	$4,965	$49,667	$3,170

Percentage Increase in Revenues	9.8%	8.1%	142.4%	45.2%
Segment Contribution(1)
Three Months Ended
March 31, 2004	$74,979	$18,568	$20,060	$9,545
March 31, 2003	66,686	16,788	8,010	9,020
Segment Contribution(1) as a Percentage of Segment Revenue
Three Months Ended
March 31, 2004	27.5%	28.0%	23.7%	93.7%
March 31, 2003	26.8%	27.3%	23.0%	128.5%

(1)
See Note 8 to Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Business Records Management

        During the three months ended March 31, 2004, revenue in our business records management segment increased 9.8% compared to the three months ended March 31, 2003 primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $4.1 million), and was offset by lower special project service revenue. In addition, favorable currency fluctuations during the three months ended March 31, 2004 in Canada increased revenue by $3.0 million when compared to the three months ended March 31, 2003. Contribution as a percent of segment revenue increased primarily due to lower bad debt and rent expense, which were partially offset by higher transportation expenses and our increased investment in our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended March 31, 2004 of $19.7 million compared to $17.8 million for the three months ended March 31, 2003, (2) foreign currency loss of $1.9 million for the three months ended March 31, 2004 compared to a gain of $10.8 million for the three months ended March 31, 2003, and (3) a gain on disposal/writedown of property plant and equipment, net of $1.9 million for the three months ended March 31, 2003.

Off-Site Data Protection

        During the three months ended March 31, 2004, revenue in our off-site data protection segment increased 8.1% compared to the three months ended March 31, 2003 primarily due to internal revenue growth from both existing and new storage customers. Service revenue internal growth also contributed positively during the three months ended March 31, 2004. Contribution as a percent of segment revenue increased primarily due to increased product sales margins and improved labor management. This increase was partially offset by the growth of our sales and account management force. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended March 31, 2004 of $3.9 million compared to $3.2 million for the three months ended March 31, 2003 and (2) loss on disposal/writedown of property plant and equipment, net of $0.1 million and $0.1 million for the three months ended March 31, 2004 and 2003, respectively.

International

        Revenue in our international segment increased 142.4% in the first quarter of 2004 primarily due to acquisitions completed in Europe, including $38.9 million from the acquisition of Hays IMS, and in South America, as well as increased sales efforts and a large service project in the U.K. Favorable currency fluctuations during the three months ended March 31, 2004 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $8.5 million compared to the three months ended March 31, 2003. Contribution as a percent of segment revenue increased primarily due to improved gross margins from our European, South American, and Mexican operations. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended March 31, 2004 of $5.8 million compared to $2.3 million for the three months ended March 31, 2003, including $2.7 million associated with the acquisition of Hays IMS in the three months ended March 31, 2004, (2) loss on disposal/writedown of property plant and equipment, net of $0.1 million for the three months ended March 31, 2004, and (3) a foreign currency loss of $0.3 million in the three months ended March 31, 2004 compared to a gain of $0.1 million in the three months ended March 31, 2003.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the three months ended March 31, 2003 and 2004 (in thousands).

	2003	2004
Cash flows provided by operating activities	$36,524	$41,608
Cash flows used in investing activities	(64,103)	(213,374)
Cash flows (used in) provided by financing activities	(15,362)	126,710
Cash and cash equivalents at end of period	$13,581	$30,978

        Net cash provided by operating activities was $41.6 million for the three months ended March 31, 2004 compared to $36.5 million for the three months ended March 31, 2003. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation. The net change in assets and liabilities primarily associated with growth in revenues and the resulting increase in receivables and disbursements to vendors reduced cash flows from operating activities in the three months ended March 31, 2004 by $34.4 million as compared to $28.3 million in the three months ended March 31, 2003.

        We have made significant capital expenditures, additions to customer relationship costs and other investments, primarily acquisitions. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the three months ended March 31, 2004 amounted to $43.2 million and $2.7 million, respectively.

Excluding acquisitions, we expect our capital expenditures to be between approximately $210 million and approximately $240 million in the year ending December 31, 2004.

        In the three months ended March 31, 2004, we paid net cash consideration of $167.6 million for acquisitions, consisting of $110.7 million associated with the purchase of Mentmore's 49.9% equity interest in IME. Cash flows funded through borrowings under our revolving credit facilities and the net proceeds from other financing transactions funded these acquisitions.

        Net cash provided by financing activities was $126.7 million for the three months ended March 31, 2004. During the three months ended March 31, 2004 we had gross borrowings under our revolving credit facilities of $427.4 million and we received net proceeds of $269.4 million from the issuance of our 7 1/4% notes. We used the proceeds from these financing transactions to repay debt and term loans ($512.0 million), retire the subsidiary notes ($20.8 million), repay debt financing from minority shareholders, net ($40.4) and to fund acquisitions.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2004 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$22,000
IMI Term Loan Facility	200,000
8 1/4% Senior Subordinated Notes due 2011(1)	149,681
8 5/8% Senior Subordinated Notes due 2013(1)	481,070
7 1/4% GBP Senior Subordinated Notes due 2014 (1)	273,930
7 3/4% Senior Subordinated Notes due 2015(1)	441,103
6 5/8% Senior Subordinated Notes due 2016(1)	314,194
Real Estate Term Loans	98,715
Real Estate Mortgages	16,507
Seller Notes	11,284
Other(2)	288,635

Long-term Debt	2,297,119
Less Current Portion	(34,351)

Long-term Debt, Net of Current Portion	$2,262,768

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

(2)
Includes amounts borrowed by IME under their credit agreement and during their fiscal quarter ending April 30, 2004, which will be consolidated within our results during the three months ended June 30, 2004. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS, which we have reflected in our results for the three months ended March 31, 2004.

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of March 31, 2004 and December 31, 2003. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of March 31, 2004, we were in compliance with all material debt covenants and agreements.

        As of March 31, 2004, we had $22.0 million of borrowings outstanding under our prior credit agreement. We also had various outstanding letters of credit totaling $34.4 million. The interest rate in effect was 5.0% as of March 31, 2004

        In January 2004, we completed an offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100.0% of par. Our net proceeds of 146.9 million British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling, to redeem $20.0 million in aggregate principal amount of our outstanding Subsidiary notes in February 2004, repay borrowings under our revolving credit facility, repay $48.8 million of our term loans and repay other indebtedness and pay for other acquisitions.

        In February 2004, using proceeds from our January 2004 offering of 7 1/4% notes, we redeemed the remaining $20 million of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge of approximately $2 million to other (income) expense, net in the first quarter of 2004 related to the early retirement of these remaining Subsidiary notes, which consists of redemption premiums and transaction costs as well as original issue discount related to these Subsidiary notes.

        In February 2004, we completed the acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling ($154 million) in cash from proceeds of our 7 1/4% notes issued in January 2004. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. This transaction should have no material impact on revenue or operating income since we already fully consolidate IME's financial results. Using the purchase method of accounting for this acquisition, the net assets of IME will be adjusted to reflect 49.9% of the difference between the fair market value and their current carrying value. As a result, we expect this transaction will increase depreciation and amortization expenses going forward. Additionally, we will record an increase in interest expense, net associated with the 7 1/4% notes used to fund this acquisition and will no longer record the minority interest in earnings of subsidiaries, net related to Mentmore's ownership interest in IME.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility, (which includes the ability to borrow in certain other foreign currencies), a 100 million British pounds sterling term loan, and a 10 million British pounds sterling overdraft protection line. The British pounds sterling revolving credit facility matures on March 2, 2009. The British pounds sterling term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 2, 2007 and 2008, respectively, and the final payment of the remaining balance on March 2, 2009. The interest rate on borrowings under the IME Credit Agreement is based on British pounds sterling LIBOR and varies depending on IME's choice of interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and with third parties, as well as limit IME's ability to pay dividends to us. Each of IME's non-dormant subsidiaries will either guarantee the obligations or will have its shares pledged to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican and South American subsidiaries.

        In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS. We used the 135 million British pounds sterling received from IME to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations totaling $27.7 million associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. The IME Credit Agreement in conjunction with our sterling high yield debt offering and the related use of proceeds provided permanent financing for the Hays IMS acquisition and allowed us to maintain the economics of the transaction with respect to exchange rates as originally contemplated at the time of the acquisition. As of March 31, 2004, IME's availability under the IME Credit Agreement, based on its current level of external debt and the leverage ratio under the IME Credit Agreement, was approximately 9 million British pounds sterling.

        On April 2, 2004, we refinanced our prior revolving credit and term loan agreement and entered into a new amended and restated credit facility and term loan facility (the "IMI Credit Agreement"). The IMI Credit Agreement replaced our prior credit agreement. The IMI Credit Agreement has an aggregate principal amount of $550.0 million and is comprised of a $350.0 million IMI revolving credit facility, which includes the ability to borrow in certain foreign currencies, and a $200.0 million IMI term loan facility. The IMI revolving credit facility matures on April 2, 2009. Quarterly term loan payments of $0.5 million began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of the majority of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of April 2, 2004, the remaining availability under the IMI revolving credit facility was $219.3 million based on our current level of external debt and the leverage ratio under the IMI Credit Agreement. As a result of the refinancing, we will record a charge to other (income) expense, net in the accompanying consolidated statement of operations of $0.2 million in the second quarter of 2004 as a result of the reduction in borrowing capacity.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, approximately $104 million of these real estate term loans was repaid. As of March 31, 2004, the remaining real estate term loans amounted to $98.7 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. See Notes 4 and 6 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies."

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under our revolving credit facility and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

Net Operating Loss Carryforwards

        At March 31, 2004, we had estimated net operating loss carryforwards of approximately $123 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire in two years. As a result of these loss carryforwards, we do not expect to pay significantly more international, U.S. federal and state income taxes in 2004 as compared to 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be long term and fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001 and May 2001, we and our Variable Interest Entities, which we now consolidate, entered into a total of four derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million and (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2003.

        After consideration of the swap contracts mentioned above, as of March 31, 2004, we had $305.6 million of variable rate debt outstanding with a weighted average variable interest rate of 5.89%, and $1,991.5 million of fixed rate debt outstanding. As of March 31, 2004, 87% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three months ended March 31, 2004 would have been reduced by $0.4 million. See Note 6 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2004 included in this Form 10-Q.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies. Another strategy we utilize is to borrow in foreign currencies at the US parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing. We've implemented these strategies through IME borrowing under its 200 million British pound sterling credit facility and our 150 million British pounds sterling denominated 7 1/4 notes, which effectively hedges most of our outstanding intercompany loan with IME. As of March 31, 2004, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of March 31, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, including any corrective actions taken with regard to any significant deficiencies or material weaknesses.

IRON MOUNTAIN INCORPORATED

Part II. Other Information

Item 1. Legal Proceedings

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, on September 10, 2003, Iron Mountain Information Management, Inc. ("IMIM") filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania naming Sequedex, LLC, J. Michael Gold and Peter Hamilton as defendants, and alleging that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleged unlawful interference with IMIM's contractual relationship with a certain customer and other matters. This matter has been voluntarily dismissed without prejudice.

        Other than the matter discussed above, there have been no material developments during the first quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
10.1	Sixth Amended and Restated Credit Agreement dated as of April 2, 2004 among the Company, Iron Mountain Canada Corporation, certain lenders party thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities Inc., as arranger and bookrunner, JPMorgan Chase Bank, Toronto Branch as Canadian Administrative Agent and JPMorgan Chase Bank, as Administrative Agent.
10.2
Multi-Currency Term, Revolving Credit Facilities Agreement, dated as of March 2004, among Iron Mountain Europe Limited, certain lenders party thereto, Barclays Capital and The Governor and Company of The Bank of Scotland, as arrangers, and The Bank of Scotland as facility agent, security trustee and letter of credit issuing bank. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003)
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
  (b)
  Reports on Form 8-K

        On January 7, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce a proposed offering of £125 million in aggregate principal amount of Senior Subordinated Notes due 2014.

        On January 9, 2004, the Company filed a Current Report on Form 8-K under Item 9 to announce that in connection with a previously announced proposed offering of £125 million in aggregate principal amount of Senior Subordinated Notes due 2014 the Company reaffirmed its financial guidance for 2004 originally released on November 30, 2003.

        On January 16, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce that the Company priced a private placement of £150 million in aggregate principal amount of the Company's 7 1/4% Senior Subordinated Notes due 2014 at 100% of par.

IRON MOUNTAIN INCORPORATED

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
MAY 7, 2004 (DATE)	BY:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)