Form 10-Q
period 2004-06-30
IRON MOUNTAIN INC/PA
filed 2004-08-09
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2004
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

        Number of shares of the registrant's Common Stock at August 2, 2004: 129,240,684

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2003	June 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$74,683	$40,006
Accounts receivable (less allowances of $20,922 and $16,082, respectively)	279,800	322,444
Deferred income taxes	33,043	35,310
Prepaid expenses and other	84,057	63,627

Total Current Assets	471,583	461,387
Property, Plant and Equipment:
Property, plant and equipment	1,950,893	2,071,260
Less—Accumulated depreciation	(458,626)	(528,370)

Net Property, Plant and Equipment	1,492,267	1,542,890
Other Assets, net:
Goodwill	1,776,279	1,864,946
Customer relationships and acquisition costs	116,466	151,279
Deferred financing costs	23,934	37,953
Other	11,570	8,432

Total Other Assets, net	1,928,249	2,062,610

Total Assets	$3,892,099	$4,066,887

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$115,781	$18,381
Accounts payable	87,006	85,154
Accrued expenses	234,426	231,122
Deferred revenue	107,857	115,443
Other current liabilities	39,675	422

Total Current Liabilities	584,745	450,522
Long-term Debt, net of current portion	1,974,147	2,260,473
Other Long-term Liabilities	24,499	23,770
Deferred Rent	20,578	20,577
Deferred Income Taxes	146,231	168,337
Commitments and Contingencies (see Note 9)
Minority Interests	75,785	11,940
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 128,362,881 shares and 129,224,623 shares, respectively)	1,284	1,292
Additional paid-in capital	1,033,642	1,049,715
Retained earnings	39,234	85,088
Accumulated other comprehensive items, net	(8,046)	(4,827)

Total Shareholders' Equity	1,066,114	1,131,268

Total Liabilities and Shareholders' Equity	$3,892,099	$4,066,887

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2003	2004
Revenues:
Storage	$208,969	$255,770
Service and storage material sales	150,301	189,640

Total Revenues	359,270	445,410
Operating Expenses:
Cost of sales (excluding depreciation)	162,032	200,827
Selling, general and administrative	96,134	118,488
Depreciation and amortization	30,765	40,363
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,688	(1,134)

Total Operating Expenses	290,619	358,544
Operating Income	68,651	86,866
Interest Expense, Net	36,397	42,659
Other (Income) Expense, Net	(4,722)	4,945

Income Before Provision for Income Taxes and Minority Interest	36,976	39,262
Provision for Income Taxes	15,285	15,825
Minority Interest in Earnings of Subsidiaries	1,558	580

Net Income	$20,133	$22,857

Net Income per Share—Basic	$0.16	$0.18

Net Income per Share—Diluted	$0.15	$0.17

Weighted Average Common Shares Outstanding—Basic	127,851	128,956

Weighted Average Common Shares Outstanding—Diluted	130,190	131,036

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Revenues:
Storage	$411,800	$504,365
Service and storage material sales	299,281	374,967

Total Revenues	711,081	879,332
Operating Expenses:
Cost of sales (excluding depreciation)	322,183	399,137
Selling, general and administrative	187,290	230,948
Depreciation and amortization	60,714	77,643
Loss (Gain) on disposal/writedown of property, plant and equipment, net	16	(1,014)

Total Operating Expenses	570,203	706,714
Operating Income	140,878	172,618
Interest Expense, Net	71,962	86,118
Other (Income) Expense, Net	(7,982)	7,215

Income Before Provision for Income Taxes and Minority Interest	76,898	79,285
Provision for Income Taxes	32,623	32,375
Minority Interest in Earnings of Subsidiaries	2,858	1,056

Net Income	$41,417	$45,854

Net Income per Share—Basic	$0.32	$0.36

Net Income per Share—Diluted	$0.32	$0.35

Weighted Average Common Shares Outstanding—Basic	127,748	128,757

Weighted Average Common Shares Outstanding—Diluted	130,008	130,901

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2004
Cash Flows from Operating Activities:
Net income	$41,417	$45,854
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interests	2,858	1,056
Depreciation	57,250	72,931
Amortization (includes deferred financing costs and bond discount of $2,162 and $1,285, respectively)	5,626	5,997
Provision for deferred income taxes	29,752	27,766
Loss on early extinguishment of debt	15,665	2,425
Loss (Gain) on disposal/writedown of property, plant and equipment, net	16	(1,014)
(Gain) Loss on foreign currency and other, net	(23,250)	2,418
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(10,550)	(36,459)
Prepaid expenses and other current assets	9,084	(4,603)
Accounts payable	(3,129)	(2,479)
Accrued expenses, deferred revenue and other current liabilities	7,877	14,776
Other assets and long-term liabilities	(1,959)	1,069

Cash Flows from Operating Activities	130,657	129,737
Cash Flows from Investing Activities:
Capital expenditures	(106,037)	(101,558)
Cash paid for acquisitions, net of cash acquired	(24,109)	(181,858)
Additions to customer relationship and acquisition costs	(4,713)	(6,400)
Investment in convertible preferred stock	(1,357)	—
Proceeds from sales of property and equipment	6,376	2,362

Cash Flows from Investing Activities	(129,840)	(287,454)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(139,951)	(672,218)
Proceeds from borrowings and term loans	51,968	588,457
Early retirement of senior subordinated notes	(254,407)	(20,797)
Net proceeds from sales of senior subordinated notes	455,590	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	4,484	(41,824)
Other, net	2,657	(606)

Cash Flows from Financing Activities	120,341	122,439
Effect of exchange rates on cash and cash equivalents	413	601

Increase (Decrease) in Cash and Cash Equivalents	121,571	(34,677)
Cash and Cash Equivalents, Beginning of Period	56,292	74,683

Cash and Cash Equivalents, End of Period	$177,863	$40,006

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

        The consolidated balance sheet presented as of December 31, 2003 has been derived from the consolidated financial statements that have been audited by our independent auditors. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2003.

        On May 27, 2004, the Company's Board of Directors authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's common stock. Such additional shares of common stock were issued on June 30, 2004 to all shareholders of record as of the close of business on June 15, 2004. All share and per share amounts have been restated to reflect the stock split.

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

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the "Subsidiary notes"), (b) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes"), (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net gains amounted to $18,550 and $23,634 for the three and six months ended June 30, 2003, respectively, and the total of such net losses amounted to $5,046 and $4,938 for the three and six months ended June 30, 2004, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2003 and noted no impairment of goodwill at our reporting units as of that date. As of June 30, 2004, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2004 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2003	$1,218,472	$244,621	$311,815	$1,371	$1,776,279
Goodwill acquired during the period	14,140	2,718	60,510	—	77,368
Adjustments to purchase reserves	(334)	(78)	8,072	—	7,660
Fair value adjustments	(1,753)	(31)	(1,571)	—	(3,355)
Other adjustments and currency effects	(4,592)	—	11,586	—	6,994

Balance as of June 30, 2004	$1,225,933	$247,230	$390,412	$1,371	$1,864,946

        The components of our amortizable intangible assets at June 30, 2004 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$169,334	$18,055	$151,279
Non-Compete Agreements	8,776	7,700	1,076
Deferred Financing Costs	45,020	7,067	37,953

Total	$223,130	$32,822	$190,308

  d.
  Stock Based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result we adopted the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. Additionally, we recognize expense related to the discount embedded in our employee stock purchase plan. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148 for options granted prior to January 1, 2003, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Net income, as reported	$20,133	$22,857	$41,417	$45,854
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	99	480	122	923
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(642)	(946)	(1,180)	(1,873)

Net income, pro forma	$19,590	$22,391	$40,359	$44,904

Earnings per share:
Basic—as reported	$0.16	$0.18	$0.32	$0.36
Basic—pro forma	0.15	0.17	0.32	0.35
Diluted—as reported	0.15	0.17	0.32	0.35
Diluted—pro forma	0.15	0.17	0.31	0.34

        The weighted average fair value of options granted for the six months ended June 30, 2003 and 2004 was $7.30 and $8.31 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Six Months Ended June 30, 2003	Six Months Ended June 30, 2004
Expected volatility	27.5%	25.1%
Risk-free interest rate	2.87	3.36
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years
  e.
  Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,338,333 shares and 2,079,513 shares for the three months ended June 30, 2003 and 2004, respectively, and 2,259,843 shares and 2,144,143 shares for the six months ended June 30, 2003 and 2004, respectively. No shares for the three and six months ended June 30, 2003 and 2004, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

  f.
  Supplemental Cash Flow Information

        For the six months ended June 30, 2003 and 2004, cash payments for interest were $58,789 and $80,625, respectively, and cash payments for income taxes (net of refunds) were $1,845 and $6,015, respectively.

  g.
  New Accounting Pronouncements

        In January and December 2003, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 46 ("FIN 46") and No. 46, revised ("FIN 46R"), "Consolidation of Variable Interest Entities." These statements, which address perceived weaknesses in accounting for entities commonly known as special-purpose or off-balance-sheet, require consolidation of certain interests or arrangements by virtue of holding a controlling financial interest in such entities. Certain provisions of FIN 46R related to interests in special purpose entities were applicable for the period ended December 31, 2003. We applied FIN 46R to our interests in all entities subject to the interpretation as of and for the six months ended June 30, 2004. Adoption of this new method of accounting for variable interest entities did not have a material impact on our consolidated results of operations and financial position.

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Comprehensive Income:
Net Income	$20,133	$22,857	$41,417	$45,854
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,631	(6,730)	10,437	(3,165)
Unrealized (Loss) Gain on Hedging Contracts	(825)	5,941	(390)	6,368
Unrealized Gain (Loss) on Securities	124	(38)	104	16

Comprehensive Income	$23,063	$22,030	$51,568	$49,073

(4) Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be long term and fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing.

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $8,273 ($6,129 recorded in accrued expenses and $2,144 recorded in other long-term liabilities), $3,016 and $5,257, respectively, as of June 30, 2004. For the three and six months ended June 30, 2003, we recorded additional interest expense of $2,155 and $4,273, respectively, resulting from interest rate swap cash settlements. For the three and six months ended June 30, 2004, we recorded additional interest expense of $2,256 and $4,493, respectively, resulting from interest rate swap cash settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $488 (which was all recorded in accrued expenses) as of June 30, 2004. For the three and six months ended June 30, 2003, we recorded additional interest expense of $509 and $1,002, respectively, resulting from the cash settlements associated with this interest rate swap agreement. As a result of the repayment of the real estate term loans discussed in Note 6, we recorded an additional $795 of interest in the first quarter of 2004, representing the fair value of the derivative liability at March 31, 2004. The total impact of marking to market the fair market value of the derivative liability and cash settlements associated with the interest rate swaps agreement resulted in our recording additional interest income of $97 and interest expense of $1,226 for the three and six months ended June 30, 2004, respectively.

        Also, we consolidated a variable interest entity ("VIE III", collectively with our two other variable interest entities, our "Variable Interest Entities") which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $7,697 ($3,233 recorded in accrued expenses and $4,464 recorded in other long-term liabilities), $2,806 and $4,891, respectively, as of June 30, 2004. For the three and six months ended June 30, 2003, we recorded additional interest expense of $1,184 and $2,345, respectively, resulting from interest rate swap cash settlements. For the three and six months ended June 30, 2004, we recorded additional interest expense of $1,231and $2,459, respectively, resulting from interest rate swap cash settlements. This interest rate swap agreement has been since inception and continues to be a highly effective hedge, and therefore no ineffectiveness was recorded in earnings.

        In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services business of Hays plc ("Hays IMS") using cash on hand and borrowings under our revolving credit facility. In March 2004, IME repaid 135,000 British pounds sterling with proceeds from their new credit agreement (see Note 6). We recorded a foreign currency gain of $11,866 in other (income) expense, net for this intercompany balance in the first quarter of 2004. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create a natural hedge. In the first quarter of 2004, these borrowings were repaid and we recorded a foreign currency loss of $2,995 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net.

        In addition, on July 16, 2003, we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. We settled these swaps in March 2004 by paying our counter parties a total of $27,714 representing the fair market value of the derivative and the associated swap costs, of which $18,978 was accrued for as of December 31, 2003. In the first quarter of 2004, we recorded a foreign currency loss for this swap of $8,736 in other (income) expense, net in the accompanying consolidated statement of operations. Upon cash settlement, we received $162,800 in exchange for 100,000 British pounds sterling. We did not designate these swaps as hedges and, therefore, all mark to market fluctuations of the swaps were recorded in other (income) expense, net in our consolidated statements of operations from inception to cash settlement of the swaps.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100,000 British pounds sterling term loan facility. We have recorded the fair market value of the derivative asset of $375 in the accompanying consolidated balance sheet.

(5) Acquisitions

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

        A summary of the consideration paid and the allocation of the purchase price of all 2004 acquisitions is as follows:

Cash Paid (net of cash acquired)(1)	$181,135
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(48,629)
Liabilities Assumed(3)	14,908
Minority Interest(4)	(70,046)

Total Fair Value of Identifiable Net Assets Acquired	(103,767)

Recorded Goodwill	$77,368

(1)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the six months ended June 30, 2004 is $723 of contingent and other payments that were paid in 2004 related to acquisitions made in 1999 and 2003.

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

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2004 primarily include completion of planned abandonments of facilities and severances for certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2003	Six Months Ended June 30, 2004
Reserves, Beginning Balance	$9,906	$16,322
Reserves Established	12,526	11,631
Expenditures	(5,436)	(5,748)
Adjustments to Goodwill, including currency effect(1)	(674)	(115)

Reserves, Ending Balance	$16,322	$22,090

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At June 30, 2004, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $13,066, severance costs for approximately 75 people of $2,270 and other exit costs of $6,754. These accruals are expected to be used prior to June 30, 2005, except for lease losses of $11,744 and severance contracts of $252, both of which are based on contracts that extend beyond one year.

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2003		June 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$142,280	$142,280	$11,160	$11,160
IMI Term Loan Facility(1)	248,750	248,750	200,000	200,000
IME Revolving Credit Facility(1)	—	—	83,950	83,950
IME Term Loan Facility(1)	—	—	177,440	177,440
8 1/8% Senior Notes due 2008 (Subsidiary notes)(3)	18,768	20,684	—	—
8 1/4% Senior Subordinated Notes due 2011(2)(3)	149,670	156,375	149,692	155,820
8 5/8% Senior Subordinated Notes due 2013(2)(3)	481,075	521,748	481,064	509,726
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	—	—	271,110	248,066
7 3/4% Senior Subordinated Notes due 2015(2)(3)	441,331	456,052	440,875	428,021
6 5/8% Senior Subordinated Notes due 2016(2)(3)	314,071	311,200	314,318	288,000
Real Estate Term Loans(1)	202,647	202,647	98,715	98,715
Real Estate Mortgages(1)	17,584	17,584	16,282	16,282
Seller Notes(1)	12,607	12,607	11,150	11,150
Other(1)	61,145	61,145	23,098	23,098

Total Long-term Debt	2,089,928		2,278,854
Less Current Portion	(115,781)		(18,381)

Long-term Debt, Net of Current Portion	$1,974,147		$2,260,473

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2003 and June 30, 2004) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2003 and June 30, 2004.

        In January 2004, we completed an offering of 150,000 British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100% of par. Our net proceeds of 146,900 British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling, to redeem $19,985 in aggregate principal amount of our outstanding Subsidiary notes in February 2004, repay borrowings under our revolving credit facility, repay $48,750 of our term loans, repay other indebtedness and pay for other acquisitions.

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

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the "IME revolving credit facility"), which includes the ability to borrow in certain other foreign currencies, a 100,000 British pounds sterling term loan (the "IME term loan facility"), and a 10,000 British pounds sterling overdraft protection line. The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME's choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and with third parties, as well as limit IME's ability to pay dividends to us. Most of IME's non-dormant subsidiaries have either guaranteed the obligations or pledged its shares to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican or South American subsidiaries.

        In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and transaction costs associated with the IME Credit Agreement. We used the 135,000 British pounds sterling received from IME to: (1) pay down $103,932 of real estate term loans, (2) settle all obligations totaling $27,714 associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. Our consolidated balance sheet as of June 30, 2004 included 147,312 British pounds sterling ($261,390) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility, on April 30, 2004 was approximately 44,479 British pounds sterling ($78,923). The interest rate in effect under the IME revolving credit facility ranged from 3.4% to 6.2% as of April 30, 2004.

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. Quarterly term loan payments of $500 begin in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of June 30, 2004, we had $11,160 of borrowings under our IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 15,000); we also had various outstanding letters of credit totaling $22,889. The remaining availability, based on its current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2004 was $315,951. The interest rate in effect under the IMI revolving credit facility was 4.1% as of June 30, 2004.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, $103,932 of these real estate term loans was repaid; as a result, the remaining real estate term loans amounted to $98,715 as of June 30, 2004. We recorded a charge to other (income) expense, net of $397 for the six months ended June 30, 2004 related to the early retirement of these real estate term loans.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of June 30, 2004, we were in compliance with all material debt covenants and agreements.

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003. The Guarantors column includes all subsidiaries that guarantee the Parent notes. The subsidiaries that do not guarantee the Parent notes are referred to in the table as the "Non-Guarantors."

	June 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$15,632	$24,374	$—	$40,006
Accounts Receivable	—	221,508	100,936	—	322,444
Intercompany Receivable	869,882	—	13,034	(882,916)	—
Other Current Assets	2,234	70,398	26,699	(394)	98,937

Total Current Assets	872,116	307,538	165,043	(883,310)	461,387
Property, Plant and Equipment, Net	—	1,087,187	455,703	—	1,542,890
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,654,603	1,000	—	(1,655,603)	—
Investment in Subsidiaries	492,124	196,211	—	(688,335)	—
Goodwill, Net	—	1,337,216	517,989	9,741	1,864,946
Other	31,249	75,894	90,916	(395)	197,664

Total Other Assets, Net	2,177,976	1,610,321	608,905	(2,334,592)	2,062,610

Total Assets	$3,050,092	$3,005,046	$1,229,651	$(3,217,902)	$4,066,887

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$325,771	$557,145	$(882,916)	$—
Current Portion of Long-term Debt	2,269	1,207	14,905	—	18,381
Total Other Current Liabilities	54,242	261,115	117,178	(394)	432,141
Long-term Debt, Net of Current Portion	1,856,212	99,986	304,275	—	2,260,473
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,654,603	—	(1,655,603)	—
Other Long-term Liabilities	5,101	187,241	20,737	(395)	212,684
Commitments and Contingencies
Minority Interests	—	—	2,281	9,659	11,940
Shareholders' Equity	1,131,268	475,123	213,130	(688,253)	1,131,268

Total Liabilities and Shareholders' Equity	$3,050,092	$3,005,046	$1,229,651	$(3,217,902)	$4,066,887

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$54,793	$19,890	$—	$74,683
Accounts Receivable	—	202,271	77,529	—	279,800
Intercompany Receivable	870,924	—	13,935	(884,859)	—
Other Current Assets	3,591	84,733	29,186	(410)	117,100

Total Current Assets	874,515	341,797	140,540	(885,269)	471,583
Property, Plant and Equipment, Net	—	973,619	518,648	—	1,492,267
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,625,796	1,000	98,715	(1,725,511)	—
Investment in Subsidiaries	402,045	91,336	—	(493,381)	—
Goodwill, Net	—	1,323,340	443,198	9,741	1,776,279
Other, Net	23,661	69,221	61,783	(2,695)	151,970

Total Other Assets, Net	2,051,502	1,484,897	603,696	(2,211,846)	1,928,249

Total Assets	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$237,392	$647,467	$(884,859)	$—
Current Portion of Long-term Debt	1,265	1,645	112,871	—	115,781
Total Other Current Liabilities	73,385	256,018	139,971	(410)	468,964
Long-term Debt, Net of Current Portion	1,777,480	2,924	193,743	—	1,974,147
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,724,511	—	(1,725,511)	—
Other Long-term Liabilities	6,773	169,695	17,535	(2,695)	191,308
Commitments and Contingencies
Minority Interests	—	—	6,105	69,680	75,785
Shareholders' Equity	1,066,114	408,128	145,192	(553,320)	1,066,114

Total Liabilities and Shareholders' Equity	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

	Three Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$190,423	$65,347	$—	$255,770
Service and Storage Material Sales	—	133,808	55,832	—	189,640

Total Revenues	—	324,231	121,179	—	445,410
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	142,336	58,491	—	200,827
Selling, General and Administrative	40	88,104	30,344	—	118,488
Depreciation and Amortization	6	29,787	10,570	—	40,363
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,124)	(10)	—	(1,134)

Total Operating Expenses	46	259,103	99,395	—	358,544

Operating (Loss) Income	(46)	65,128	21,784	—	86,866
Interest Expense (Income), Net	37,167	(5,470)	10,962	—	42,659
Equity in the Earnings of Subsidiaries	(57,141)	(5,938)	—	63,079	—
Other (Income) Expense, Net	(2,929)	7,864	10	—	4,945

Income Before Provision for Income Taxes and Minority Interest	22,857	68,672	10,812	(63,079)	39,262
Provision for Income Taxes	—	11,844	3,981	—	15,825
Minority Interest in Earnings of Subsidiaries	—	—	580	—	580

Net Income	$22,857	$56,828	$6,251	$(63,079)	$22,857

	Three Months Ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$175,886	$33,083	$—	$208,969
Service and Storage Material Sales	—	123,598	26,703	—	150,301

Total Revenues	—	299,484	59,786	—	359,270
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	134,100	27,932	—	162,032
Selling, General and Administrative	223	82,036	13,875	—	96,134
Depreciation and Amortization	9	26,313	4,443	—	30,765
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,887	(199)	—	1,688

Total Operating Expenses	232	244,336	46,051	—	290,619

Operating (Loss) Income	(232)	55,148	13,735	—	68,651
Interest Expense, Net	2,681	26,693	7,023	—	36,397
Equity in the Earnings Subsidiaries	(38,001)	(1,281)	—	39,282	—
Other Expense (Income), Net	14,955	(7,754)	(11,923)	—	(4,722)

Income Before Provision for Income Taxes and Minority Interest	20,133	37,490	18,635	(39,282)	36,976
Provision for Income Taxes	—	7,878	7,407	—	15,285
Minority Interest in Earnings of Subsidiaries	—	—	1,558	—	1,558

Net Income	$20,133	$29,612	$9,670	$(39,282)	$20,133

	Six Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$377,452	$126,913	$—	$504,365
Service and Storage Material Sales	—	271,578	103,389	—	374,967

Total Revenues	—	649,030	230,302	—	879,332
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	286,256	112,881	—	399,137
Selling, General and Administrative	123	173,562	57,263	—	230,948
Depreciation and Amortization	16	59,681	17,946	—	77,643
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,079)	65	—	(1,014)

Total Operating Expenses	139	518,420	188,155	—	706,714

Operating (Loss) Income	(139)	130,610	42,147	—	172,618
Interest Expense (Income), Net	74,541	(10,413)	21,990	—	86,118
Equity in the Earnings of Subsidiaries	(124,992)	(7,274)	—	132,266	—
Other Expense (Income), Net	4,458	(3,793)	6,550	—	7,215

Income Before Provision for Income Taxes and Minority Interest	45,854	152,090	13,607	(132,266)	79,285
Provision for Income Taxes	—	27,295	5,080	—	32,375
Minority Interest in Earnings of Subsidiaries	—	—	1,056	—	1,056

Net Income	$45,854	$124,795	$7,471	$(132,266)	$45,854

	Six Months Ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$347,986	$63,814	$—	$411,800
Service and Storage Material Sales	—	247,596	51,685	—	299,281

Total Revenues	—	595,582	115,499	—	711,081
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	267,457	54,726	—	322,183
Selling, General and Administrative	280	160,979	26,031	—	187,290
Depreciation and Amortization	9	51,364	9,341	—	60,714
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(148)	164	—	16

Total Operating Expenses	289	479,652	90,262	—	570,203

Operating (Loss) Income	(289)	115,930	25,237	—	140,878
Interest Expense, Net	4,530	53,497	13,935	—	71,962
Equity in the Earnings of Subsidiaries	(68,415)	(2,642)	—	71,057	—
Other Expense (Income), Net	22,179	(9,599)	(20,562)	—	(7,982)

Income Before Provision for Income Taxes and Minority Interest	41,417	74,674	31,864	(71,057)	76,898
Provision for Income Taxes	—	19,535	13,088	—	32,623
Minority Interest in Earnings of Subsidiaries	—	—	2,858	—	2,858

Net Income	$41,417	$55,139	$15,918	$(71,057)	$41,417

	Six Months Ended June 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(101,978)	$198,044	$33,671	$—	$129,737
Cash Flows from Investing Activities:
Capital expenditures	—	(67,462)	(34,096)	—	(101,558)
Cash paid for acquisitions, net of cash acquired	—	(19,602)	(162,256)	—	(181,858)
Intercompany loans to subsidiaries	128,653	90,281	—	(218,934)	—
Investment in subsidiaries	(111,974)	(111,974)	—	223,948	—
Additions to customer relationship and acquisition costs	—	(5,169)	(1,231)	—	(6,400)
Proceeds from sales of property and equipment	—	2,316	46	—	2,362

Cash Flows from Investing Activities	16,679	(111,610)	(197,537)	5,014	(287,454)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(481,579)	(106,418)	(84,221)	—	(672,218)
Proceeds from borrowings	292,693	—	295,764	—	588,457
Early retirement of senior subordinated notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(41,824)	—	(41,824)
Intercompany loans from parent	—	(131,151)	(87,783)	218,934	—
Equity contribution from parent	—	111,974	111,974	(223,948)	—
Other, net	4,758	—	(5,364)	—	(606)

Cash Flows from Financing Activities	85,299	(125,595)	167,749	(5,014)	122,439
Effect of exchange rates on cash and cash equivalents	—	—	601	—	601

(Decrease) Increase in cash and cash equivalents	—	(39,161)	4,484	—	(34,677)
Cash and cash equivalents, beginning of period	—	54,793	19,890	—	74,683

Cash and cash equivalents, end of period	$—	$15,632	$24,374	$—	$40,006

	Six Months Ended June 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$7,625	$100,389	$22,643	$—	$130,657
Cash Flows from Investing Activities:
Capital expenditures	—	(82,830)	(23,207)	—	(106,037)
Cash paid for acquisitions, net of cash acquired	—	(21,007)	(3,102)	—	(24,109)
Intercompany loans to subsidiaries	(124,420)	(5,712)	—	130,132	—
Investment in subsidiaries	(293)	(293)	—	586	—
Investment in convertible preferred stock	—	(1,357)	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(3,639)	(1,074)	—	(4,713)
Proceeds from sales of property and equipment	—	6,356	20	—	6,376

Cash Flows from Investing Activities	(124,713)	(108,482)	(27,363)	130,718	(129,840)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(136,752)	(394)	(2,805)	—	(139,951)
Proceeds from borrowings	50,000	—	1,968	—	51,968
Early retirement of senior subordinated notes	(254,407)	—	—	—	(254,407)
Net proceeds from sales of senior subordinated notes	455,590	—	—	—	455,590
Debt financing (repayment to) and equity c contribution from (distribution to) minority shareholders, net	—	—	4,484	—	4,484
Intercompany loans from parent	—	128,136	1,996	(130,132)	—
Equity contribution from parent	—	293	293	(586)	—
Other, net	2,657	—	—	—	2,657

Cash Flows from Financing Activities	117,088	128,035	5,936	(130,718)	120,341
Effect of exchange rates on cash and cash equivalents	—	—	413	—	413

Increase in cash and cash equivalents	—	119,942	1,629	—	121,571
Cash and cash equivalents, beginning of period	—	52,025	4,267	—	56,292

Cash and cash equivalents, end of period	$—	$171,967	$5,896	$—	$177,863

(8) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended June 30, 2003
Revenue	$253,076	$61,879	$36,941	$7,374		$359,270
Contribution	72,292	17,665	8,513	2,634		101,104
Expenditures for Segment Assets	33,483	13,189	12,137	7,102		65,911
Three Months Ended June 30, 2004
Revenue	271,149	68,174	96,260	9,827		445,410
Contribution	75,830	20,220	24,436	5,609		126,095
Expenditures for Segment Assets	35,533	7,880	25,276	7,628		76,317
Six Months Ended June 30, 2003
Revenue	501,597	123,265	71,828	14,391		711,081
Contribution	138,978	34,453	16,523	11,654		201,608
Total Assets	2,442,769	375,952	352,363	305,131	(1)	3,476,215
Expenditures for Segment Assets(2)	73,220	20,363	23,887	17,389		134,859
Six Months Ended June 30, 2004
Revenue	543,979	134,525	180,814	20,014		879,332
Contribution	150,809	38,788	44,496	15,154		249,247
Total Assets	2,576,586	385,318	938,608	166,375	(1)	4,066,887
Expenditures for Segment Assets(2)	75,389	10,987	188,120	15,320		289,816

(1)
Total corporate & other assets include the intersegment elimination amounts of $1,430,439 and $2,003,585 as of June 30, 2003 and 2004, respectively.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, except that certain costs continue to be allocated from Corporate to the other segments in both 2003 and 2004, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Contribution	$101,104	$126,095	$201,608	$249,247
Less: Depreciation and Amortization	30,765	40,363	60,714	77,643
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,688	(1,134)	16	(1,014)
Interest Expense, Net	36,397	42,659	71,962	86,118
Other (Income) Expense, Net	(4,722)	4,945	(7,982)	7,215
Provision for Income Taxes	15,285	15,825	32,623	32,375
Minority Interest in Earnings of Subsidiaries	1,558	580	2,858	1,056

Net Income	$20,133	$22,857	$41,417	$45,854

        Information about our operations in different geographical areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
Revenues:
United States	$300,148	$325,070	$596,856	$650,675
United Kingdom	26,470	71,175	51,982	134,205
Canada	22,181	24,078	42,397	47,841
Other International	10,471	25,087	19,846	46,611

Total Revenues	$359,270	$445,410	$711,081	$879,332

	December 31, 2003	June 30, 2004
Long-lived Assets:
United States	$2,514,031	$2,554,085
United Kingdom	551,924	606,746
Canada	253,874	249,149
Other International	100,687	195,520

Total Long-lived Assets	$3,420,516	$3,605,500

(9) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2003. See our Annual Report on Form 10-K for the year ended December 31, 2003 for amounts outstanding at December 31, 2003.

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the arbitrator in our arbitration proceeding against J. Peter Pierce did not find the evidence provided by us sufficient to rule in our favor on the particular claims at issue and, in response to that decision, we filed a motion to vacate the arbitrator's decision and award in the Superior Court for Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We have appealed the court's decision to the Appellate Division of the New Jersey Superior Court. Mr. Pierce recently filed a motion to dismiss the appeal.

        As also previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in approximately October 2000, three former management employees of Iron Mountain Information Management, Inc. ("IMIM"), our principal operating subsidiary in the U.S., became employed by or otherwise associated with Sequedex. IMIM commenced actions against these three former employees to enforce its rights under their confidentiality and non-competition agreements. IMIM also asserted claims against Sequedex for tortious interference with these agreements, and against both Sequedex and the former employees for misappropriation and use of IMIM's trade secrets and confidential information. Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain. The counterclaims and third party complaints asserted claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation, and sought approximately $58 million in damages, plus unspecified punitive damages. A trial of the three actions in which the Sequedex counterclaims and third party complaints were asserted occurred in April and May of 2004. On June 18, 2004, the Court held that the three individual defendants had not violated their covenants not to compete and had not misappropriated any of IMIM's trade secrets or confidential information, that Sequedex had not tortiously interfered with those agreements, and that IMIM and Iron Mountain had not interfered with any of Sequedex's potential or actual business relationships and had not disparaged or defamed Sequedex. The Court thus entered a judgment dismissing all claims and counterclaims. Sequedex filed a motion to appeal the decision in the Superior Court for Middlesex County, New Jersey.

        Other than the matters discussed above, there have been no material developments during the second quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

        Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described above and in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, are pending to which we, or any of our properties, are subject.

(10) Subsequent Events

        In July 2004, we announced our intention to repay the remaining $98,715 of real estate term loans held by one of our Variable Interest Entities in August 2004 using available borrowing capacity under the IMI revolving credit facility. As a result, during the third quarter of 2004, we expect to take a non-cash charge of approximately $8,000 due to recharacterization of the interest rate swap associated with this real estate term loan (estimate is based on the fair market value of the swap as of June 30, 2004). This charge represents the current fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions. The actual value will be determined on the date the real estate term loan is repaid. We are not terminating the swap and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash settlements as required under the swap contract for the remaining term of approximately three years.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2004 and 2003 should be read in conjunction with the consolidated financial statements and notes for the three and six months ended June 30, 2004 included herein, and the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

Forward Looking Statements

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) the cost and availability of financing for contemplated growth; (4) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (5) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (6) the possibility that business partners upon whom we depend for technical assistance or management and acquisition expertise outside the United States will not perform as anticipated; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate, including foreign currency fluctuations; and (8) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports on Forms 10-K, 10-Q and 8-K filed with the SEC.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2004	2003	2004
OIBDA	$99,416	$127,229	$201,592	$250,261
Less: Depreciation and Amortization	30,765	40,363	60,714	77,643

Operating Income	68,651	86,866	140,878	172,618
Less: Interest Expense, Net	36,397	42,659	71,962	86,118
Other (Income) Expense, Net	(4,722)	4,945	(7,982)	7,215
Provision for Income Taxes	15,285	15,825	32,623	32,375
Minority Interest	1,558	580	2,858	1,056

Net Income	$20,133	$22,857	$41,417	$45,854

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

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2004 within each section, except in instances where the trend or explanation of the change is consistent for both periods reported. In those instances, only the trend or explanation for the change for the six months ended June 30, 2004 is referenced.

Results of Operations

        The following tables set forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Three Months Ended June 30,
			Dollar Change
	2003	2004		Percent Change
Revenues	$359,270	$445,410	$86,140	24.0%
Operating Expenses	290,619	358,544	67,925	23.4%

Operating Income	68,651	86,866	18,215	26.5%
Other Expenses, Net	48,518	64,009	15,491	31.9%

Net Income	$20,133	$22,857	$2,724	13.5%

OIBDA(1)	$99,416	$127,229	$27,813	28.0%

OIBDA Margin(1)	27.7%	28.6%

	Six Months Ended June 30,
			Dollar Change	Percent Change
	2003	2004
Revenues	$711,081	$879,332	$168,251	23.7%
Operating Expenses	570,203	706,714	136,511	23.9%

Operating Income	140,878	172,618	31,740	22.5%
Other Expenses, Net	99,461	126,764	27,303	27.5%

Net Income	$41,417	$45,854	$4,437	10.7%

OIBDA(1)	$201,592	$250,261	$48,669	24.1%

OIBDA Margin(1)	28.4%	28.5%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $46.8 million, or 22.4%, to $255.8 million and $92.6 million, or 22.5%, to $504.4 million for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase is attributable to acquisitions (11%), consisting primarily of $22.5 million from the operations of Hays IMS, internal revenue growth (9%) resulting from net increases in records and other media stored by existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3%). For the six months ended June 30, 2004, the increase is attributable to acquisitions (11%), consisting primarily of $45.2 million from the operations of Hays IMS, internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3%). Foreign currency exchange rate fluctuations were due primarily to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $39.3 million, or 26.2%, to $189.6 million and $75.7 million, or 25.3%, to $375.0 million for the three and six months ended June 30, 2004, respectively. For the three months ended June 30, 2004, the increase is attributable to acquisitions (18%), including revenue from the Hays IMS operations of $24.2 million, internal revenue growth (4%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (4%). For the six months ended June 30, 2004, the increase is attributable to acquisitions (16%), including revenue from the Hays IMS operations of $44.5 million, internal revenue growth (5%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (4%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $86.1 million, or 24.0%, to $445.4 million and $168.3 million, or 23.7% to $879.3 million, for the three and six months ended June 30, 2004, respectively. Internal revenue growth was 7% for the three and six months ended June 30, 2004. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2002		2003				2004
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	9%	8%	8%	8%	9%	8%	8%	9%
Service and Storage Material Sales Revenue	15%	10%	8%	3%	2%	1%	6%	4%
Total Revenue	11%	9%	8%	6%	6%	5%	8%	7%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged between 8% and 9%. Our storage revenue internal growth rate for the three and six months ended June 30, 2004 reflects stabilized net carton volume growth in our North American records management business and higher growth rates in our digital businesses and our international businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to more discretionary services we offer such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service and storage material sales revenues increased during the first quarter of 2004 compared to the last three quarters of 2003 due primarily to high growth in our Secure Shredding product line. The growth rate for our Secure Shredding product line remained strong in the second quarter of 2004, however, the absence of large special projects, lower product sales and softness in certain storage related services contributed to the decrease in our service and storage material sales revenue internal growth rate and our total revenue growth rate during the second quarter of 2004.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended June 30,				Three Months Ended June 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
Labor	$83,166	$103,875	$20,709	24.9%	23.1%	23.3%	0.2%
Facilities	48,623	59,024	10,401	21.4%	13.5%	13.3%	(0.2)%
Transportation	15,971	19,990	4,019	25.2%	4.4%	4.5%	0.1%
Product Cost of Sales	7,269	8,444	1,175	16.2%	2.0%	1.9%	(0.1)%
Other	7,003	9,494	2,491	35.6%	1.9%	2.1%	0.2%

	$162,032	$200,827	$38,795	23.9%	45.1%	45.1%	0.0%

					% of Consolidated Revenues
	Six Months Ended June 30,				Six Months Ended June 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
Labor	$161,413	$204,245	$42,832	26.5%	22.7%	23.2%	0.5%
Facilities	101,181	121,561	20,380	20.1%	14.2%	13.8%	(0.4)%
Transportation	30,814	38,620	7,806	25.3%	4.3%	4.4%	0.1%
Product Cost of Sales	15,388	17,232	1,844	12.0%	2.2%	2.0%	(0.2)%
Other	13,387	17,479	4,092	30.6%	1.9%	2.0%	0.1%

	$322,183	$399,137	$76,954	23.9%	45.3%	45.4%	0.1%

Labor

        Labor expense for the three and six months ended June 30, 2004 increased compared to the three and six months ended June 30, 2003 as a percentage of revenue primarily due to the Hays IMS acquisition, which first entered our reported results in the third quarter of 2003 and is fully included in the first six months of 2004. Incentive compensation expense for the six months ended June 30, 2004 was higher than incentive compensation expense for the six months ended June 30, 2003 as a result of changes in estimates in the first quarter of 2003, which resulted in lower expenses during that period. Labor expenses have also increased as a result of higher allocations of internal information technology personnel and consultants to revenue producing projects in our digital business. These increases were offset by improved labor management in our off-site data protection operations. We expect that labor expenses as a percentage of consolidated revenues in 2004 will continue to trend higher compared to 2003 as we report a full year of integrated Hays IMS operations.

Facilities

        The largest component of our facilities cost is rent expense, which increased $12.3 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of increased rent in our European operations of $10.5 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. Facilities expenses in our European operations for the six months ended June 30, 2004 increased $14.3 million compared to the six months ended June 30, 2003 primarily due to the growth of operations and acquisitions. Excluding our European operations, the remaining facilities expenses decreased as a result of lower utilities and property insurance which decreased $4.7 million and $2.7 million, respectively, for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Transportation

        Our transportation expenses, which increased 0.1% as a percentage of consolidated revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the six months ended June 30, 2004, we experienced a $1.7 million increase in transportation expenses in our European operations as compared to the six months ended June 30, 2003, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. An increased percentage of vehicles under operating lease and increased subcontracted courier expenses during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 also contributed to higher expenses.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the six months ended June 30, 2004 was lower than the six months ended June 30, 2003 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended June 30,				Three Months Ended June 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
General and Administrative	$50,307	$65,354	$15,047	29.9%	14.0%	14.7%	0.7%
Sales, Marketing & Account Management	27,742	36,225	8,483	30.6%	7.7%	8.1%	0.4%
Information Technology	17,625	18,123	498	2.8%	4.9%	4.1%	(0.8)%
Bad Debt Expense	460	(1,214)	(1,674)	(363.9)%	0.1%	(0.3)%	(0.4)%

	$96,134	$118,488	$22,354	23.3%	26.8%	26.6%	(0.2)%

					% of Consolidated Revenues
	Six Months Ended June 30,				Six Months Ended June 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
General and Administrative	$99,062	$127,258	$28,196	28.5%	13.9%	14.5%	0.6%
Sales, Marketing & Account Management	52,524	68,201	15,677	29.8%	7.4%	7.8%	0.4%
Information Technology	33,635	36,622	2,987	8.9%	4.7%	4.2%	(0.5)%
Bad Debt Expense	2,069	(1,133)	(3,202)	(154.8)%	0.3%	(0.1)%	(0.4)%

	$187,290	$230,948	$43,658	23.3%	26.3%	26.3%	(0.1)%

General and Administrative

        The increase in general and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily attributable to a $19.7 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions, including Hays IMS. In our North American operations, general and administrative expenses increased as a result of higher wages due to normal inflation and merit increases, increased stock compensation expense, increased professional fees and higher insurance costs. These increases were partially offset by lower incentive compensation expenses. We expect that our general and administrative expenses as a percentage of consolidated revenues in 2004 will continue to trend higher compared to 2003, as we report a full year of integrated Hays IMS operations.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Throughout the year ended December 31, 2003 and during 2004, we have continued to invest in the expansion and improvement of our sales force and account management personnel. Excluding our European operations, since June 30, 2003, we added 72 sales and marketing employees, an 18% increase in headcount, enlarged our account management force and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. Our larger North American sales force generated a $2.4 million increase in sales commissions for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. In addition, costs associated with our European sales and account management teams increased by $3.7 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003, due to the doubling of our sales force through the hiring of new personnel and acquisitions. We expect that sales, marketing and account management expenses will continue to increase as a percentage of consolidated revenues as we continue to expand and train our sales force and develop new marketing initiatives.

Information Technology

        Information technology expenses decreased as a percent of consolidated revenues for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 principally due to increased utilization of existing information technology resources and increasing allocations of information technology resources to revenue producing projects in our digital business. The decrease as a percentage of consolidated revenues was partially offset by increased information technology spending in our European operations of $4.8 million for the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the six months ended June 30, 2004 compared to the six months ended June 30, 2003 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that allowed us to continue to reduce our allowance for doubtful accounts during the six months ended June 30, 2004.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $17.0 million to $77.6 million (8.8% of consolidated revenues) for the six months ended June 30, 2004 from $60.7 million (8.5% of consolidated revenues) for the six months ended June 30, 2003. Depreciation expense increased $8.6 million and $15.7 million for the three and six months ended June 30, 2004, respectively, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $1.1 million and $1.0 million for the three and six months ended June 30, 2004, respectively, consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of $1.2 million offset by disposals and asset writedowns of $0.2 during the six months ended June 30, 2004. We recorded losses on disposal/writedown of property, plant and equipment, net of $1.7 million and $0.0 million for the three and six months ended June 30, 2003, respectively, consisting of a gain of $2.5 million on the sale of a property in Texas during the first quarter of 2003 offset by $2.5 million of disposals and asset writedowns during the six months ended June 30, 2003.

OPERATING INCOME

        As a result of the foregoing factors, consolidated operating income increased $18.2 million, or 26.5%, to $86.9 million (19.5% of consolidated revenues) for the three months ended June 30, 2004 from $68.7 million (19.1% of consolidated revenues) for the three months ended June 30, 2003.

Consolidated operating income increased $31.7 million, or 22.5%, to $172.6 million (19.6% of consolidated revenues) for the six months ended June 30, 2004 from $140.9 million (19.8% of consolidated revenues) for the six months ended June 30, 2003.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $27.8 million, or 28.0%, to $127.2 million (28.6% of consolidated revenues) for the three months ended June 30, 2004 from $99.4 million (27.7% of consolidated revenues) for the three months ended June 30, 2003. Consolidated OIBDA increased $48.7 million, or 24.1%, to $250.3 million (28.5% of consolidated revenues) for the six months ended June 30, 2004 from $201.6 million (28.4% of consolidated revenues) for the six months ended June 30, 2003.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $6.3 million to $42.7 million (9.6% of consolidated revenues) and $14.2 million to $86.1 million (9.8% of consolidated revenues) for the three and six months ended June 30, 2004, respectively, from $36.4 million (10.1% of consolidated revenues) and $72.0 million (10.1% of consolidated revenues) for the three and six months ended June 30, 2003, respectively. The decrease of interest expense, net as a percentage of consolidated revenues is primarily due to a decline in our overall weighted average interest rate from 8.1% as of June 30, 2003 to 7.8% as of June 30, 2004 resulting from our refinancing efforts and an overall decline in variable interest rates. The increase in dollar terms was primarily attributable to additional borrowings, which were used to finance our acquisitions, primarily the Hays IMS acquisition, and a charge of $0.8 million in the first quarter of 2004 associated with the fair market value of an interest rate swap we used to hedge one of our real estate term loans that we repaid in March 2004.

Other (Income) Expense, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2003	2004	Change	2003	2004	Change
Foreign currency transaction (gains) losses, net	$(18,551)	$5,046	$23,597	$(23,635)	$4,938	$28,573
Debt extinguishment expense	13,841	—	(13,841)	15,665	2,433	(13,232)
Other, net	(12)	(101)	(89)	(12)	(156)	(144)

	$(4,722)	$4,945	$9,667	$(7,982)	$7,215	$(15,197)

        Foreign currency losses of $4.9 million based on period-end exchange rates were recorded in the six months ended June 30, 2004 primarily due to the weakening of the Canadian dollar offset by the strengthening of the British pound sterling against the U.S. dollar during the three months ended June 30, 2004 as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004. For the three and six months ended June 30, 2003, foreign currency gains of $18.6 million and $23.6 million based on period-end exchange rates were recorded primarily due to the strengthening of the Canadian dollar and the British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary and Canadian dollar borrowings under our revolving credit facility.

        During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the Subsidiary notes, resulting in a charge of $2.0 million and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. During the six months ended June 30, 2003, we recorded a charge of $1.8 million related to the early retirement of our 9 1/8% Senior Subordinated Notes due 2007 in the first quarter of 2003 and a charge of $13.8 million related to the early retirement of our 8 3/4% Senior Subordinated Notes due 2007. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing costs and discounts. We did not incur any such charges during the three months ended June 30, 2004.

Provision for Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2004 were 40.3% and 40.8%, respectively. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). Our effective tax rates were 41.3% and 42.4% for the three and six months ended June 30, 2003, respectively. The decrease in our effective tax rate in 2004 compared to 2003 is the result of increased income earned in foreign jurisdictions that are taxed at rates lower than in the U.S. Also, the disallowance of certain intercompany interest charges by states, including a change in Massachusetts tax laws, retroactive to January 1, 2002, did not increase our provision for income taxes for the three months ended June 30, 2003 but increased our provision for income taxes for the six months ended June 30, 2003 by 0.9%. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2004.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.6 million (0.1% of consolidated revenues) and $1.1 million (0.1% of consolidated revenues) for the three and six months ended June 30, 2004, respectively, compared to $1.6 million (0.4% of consolidated revenues) and $2.9 million (0.4% of consolidated revenues) for the three and six months ended June 30, 2003, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease is a result of increased financing expenses incurred by our European operations due to the acquisition of the operations of Hays IMS and our acquisition of the remaining 49.9% equity interest in IME which was reflected for the first time in the three months ended June 30, 2004, which were offset by the increased profitability of our South American businesses.

NET INCOME

        As a result of the foregoing factors, consolidated net income increased $2.7 million, or 13.5%, to $22.9 (5.1% of consolidated revenues) for the three months ended June 30, 2004 from net income of $20.1 million (5.6% of consolidated revenues) for the three months ended June 30, 2003. For the six months ended June 30, 2004 consolidated net income increased $4.4 million, or 10.7%, to $45.9 (5.2% of consolidated revenues) from net income of $41.4 million (5.8% of consolidated revenues) for the six months ended June 30, 2003.

Segment Analysis (In Thousands)

        The results of our various operating segments are discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our off-site data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property protection services in the U.S. Our international segment offers elements of our business records management and off-site data protection services lines outside the U.S. and Canada. Our corporate and other segment includes our corporate overhead functions and our fulfillment, consulting and digital archiving services.

Business Records Management

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2003	June 30, 2004	Increase in Revenues	Percentage Increase in Revenues	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$253,076	$271,149	$18,073	7.1%	$72,292	$75,830	28.6%	28.0%
Six Months Ended	501,597	543,979	42,382	8.4%	138,978	150,809	27.7%	27.7%

Items Excluded from the Calculation of Contribution

	Depreciation and Amortization		Foreign Currency (Gains) Losses, Net		Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$17,002	$21,146	$(15,101)	$4,623	$272	$(1,580)
Six Months Ended	34,644	40,529	(25,936)	6,494	(1,604)	(1,326)

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the three and six months ended June 30, 2004, revenue in our business records management segment increased 7.1% and 8.4%, respectively, compared to the three and six months ended June 30, 2003 primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $3.8 million and $7.9 million for the three and six months ended June 30, 2004, respectively), and was offset by lower special project service revenue. In addition, favorable currency fluctuations during the three and six months ended June 30, 2004 in Canada increased revenue $0.7 million and $3.7 million, respectively, when compared to the three and six months ended June 30, 2003. Contribution as a percent of segment revenue decreased in the three months ended June 30, 2004 primarily due to higher transportation expenses and our increased investment in our sales and account management force offset by lower facilities expenses. Contribution as a percent of segment revenue in the six months ended June 30, 2004 was unchanged primarily due to lower bad debt and facilities expenses, which were offset by higher transportation expenses and our increased investment in our sales and account management force.

Off-Site Data Protection

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2003	June 30, 2004	Increase in Revenues	Percentage Increase in Revenues	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$61,879	$68,174	$6,295	10.2%	$17,665	$20,220	28.5%	29.7%
Six Months Ended	123,265	134,525	11,260	9.1%	34,453	38,788	28.0%	28.8%

Items Excluded from the Calculation of Contribution

	Depreciation and Amortization		Loss on Disposal/Writedown of Property, Plant and Equipment, Net
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$3,398	$2,867	$1,685	$—
Six Months Ended	6,611	6,782	1,604	—

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the six months ended June 30, 2004, revenue in our off-site data protection segment increased 9.1% compared to the six months ended June 30, 2003 primarily due to internal revenue growth from both existing and new customers. Higher revenue growth rates from our electronic vaulting and intellectual property protection services augmented the segment's overall revenue growth rate. Contribution as a percent of segment revenue increased primarily due to increased product sales margins and improved labor management. This increase was partially offset by the growth of our sales and account management force.

International

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2003	June 30, 2004	Increase in Revenues	Percentage Increase in Revenues	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$36,941	$96,260	$59,319	160.6%	$8,513	$24,436	23.0%	25.4%
Six Months Ended	71,828	180,814	108,986	151.7%	16,523	44,496	23.0%	24.6%

Items Excluded from the Calculation of Contribution

	Depreciation and Amortization		Foreign Currency (Gains) Losses, Net
	June 30, 2003	June 30, 2004	June 30, 2003	June 30, 2004
Three Months Ended	$2,649	$9,002	$(423)	—
Six Months Ended	4,992	14,821	(503)	4,047

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        Revenue in our international segment increased 160.6% and 151.7% during the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003, respectively, primarily due to acquisitions completed in Europe, including revenue of $42.9 million and $81.8 million from the acquisition of Hays IMS during the three and six months ended June 30, 2004, respectively, and in South America, as well as increased sales efforts and a large service project in the U.K. Favorable currency fluctuations during the six months ended June 30, 2004 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $11.3 and $19.9 million compared to the three and six months ended June 30, 2003, respectively. Contribution as a percent of segment revenue increased primarily due to improved gross margins from our European, South American, and Mexican operations.

Corporate and Other

        The Corporate and Other segment is comprised of results from operations not discussed above including our digital and fulfillment operations and costs associated with our corporate headquarter operations. Certain costs incurred by our Corporate division were allocated to the other segments in both 2003 and 2004, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Revenue in our Corporate and Other segment increased $2.5 million to $9.8 million for the three months ended June 30, 2004 compared to $7.4 million for the three months ended June 30, 2003 and increased $5.6 million to $20.0 million for the six months ended June 30, 2004 compared to $14.4 million for the six months ended June 30, 2003. Contribution increased $3.0 million to $5.6 million for the three months ended June 30, 2004 compared to $2.6 million for the three months ended June 30, 2003 and increased $3.5 million to $15.2 million for the six months ended June 30, 2004 compared to $11.7 million for the six months ended June 30, 2003. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended June 30, 2004 of $7.3 million compared to $7.7 million for the three months ended June 30, 2003 and depreciation and amortization expense for the six months ended June 30, 2004 of $15.5 million compared to $14.5 million for the six months ended June 30, 2003, (2) foreign currency losses of $0.4 million and gains of $3.0 million for the three months ended June 30, 2004 and 2003, respectively and foreign currency gains of $5.6 million and losses of $2.8 million for the six months ended June 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the six months ended June 30, 2003 and 2004 (in thousands).

	2003	2004
Cash flows provided by operating activities	$130,657	$129,737
Cash flows used in investing activities	(129,840)	(287,454)
Cash flows provided by financing activities	120,341	122,439
Cash and cash equivalents at end of period	$177,863	$40,006

        Net cash provided by operating activities was $129.7 million for the six months ended June 30, 2004 compared to $130.7 million for the six months ended June 30, 2003. The decrease resulted primarily from the net change in assets and liabilities offset by an increase in operating income and non-cash items, such as depreciation. The net change in assets and liabilities and term loans is primarily associated with growth in revenues and the resulting increase in receivables, an increase in days sales outstanding, increased cash taxes and increased purchase reserve payments year over year.

        We have made significant capital expenditures, additions to customer relationship costs and other investments, primarily acquisitions. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the six months ended June 30, 2004 amounted to $101.6 million, $6.4 million, respectively. For the six months ended June 30, 2004 and 2003, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between approximately $210 million and approximately $240 million in the year ending December 31, 2004.

        In the six months ended June 30, 2004, we paid net cash consideration of $181.9 million for acquisitions, primarily consisting of $111.7 million associated with the purchase of Mentmore's 49.9% equity interest in IME. Cash flows from operations, recent borrowings under our revolving credit facilities and the net proceeds from other financing transactions funded these acquisitions.

        Net cash provided by financing activities was $122.4 million for the six months ended June 30, 2004. During the six months ended June 30, 2004 we had gross borrowings under our revolving credit facilities of $588.5 million and we received net proceeds of $269.4 million from the issuance of our 7 1/4% notes. We used the proceeds from these financing transactions to repay debt and term loans ($672.2 million), retire the Subsidiary notes ($20.8 million), repay debt financing from minority shareholders, net ($42.0) and to fund acquisitions.

        Since June 30, 2004, we completed six acquisitions for total consideration, including related real estate, of approximately $57. These transactions will be reflected in our consolidated statement of cash flows in the third quarter of 2004.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2004 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$11,160
IMI Term Loan Facility	200,000
IME Revolving Credit Facility	83,950
IME Term Loan Facility	177,440
8 1/4% Senior Subordinated Notes due 2011(1)	149,692
8 5/8% Senior Subordinated Notes due 2013(1)	481,064
7 1/4% GBP Senior Subordinated Notes due 2014 (1)	271,110
7 3/4% Senior Subordinated Notes due 2015(1)	440,875
6 5/8% Senior Subordinated Notes due 2016(1)	314,318
Real Estate Term Loans	98,715
Real Estate Mortgages	16,282
Seller Notes	11,150
Other	23,098

Long-term Debt	2,278,854
Less Current Portion	(18,381)

Long-term Debt, Net of Current Portion	$2,260,473

(1)
These debt instruments are collectively referred to as the "Parent notes." The Parent notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent notes or the IMI revolving credit facility and IMI term loan facility.

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of June 30, 2004 and December 31, 2003. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of June 30, 2004, we were in compliance with all material debt covenants and agreements.

        In January 2004, we completed an offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100.0% of par. Our net proceeds of 146.9 million British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling, to redeem $20.0 million in aggregate principal amount of our outstanding 8 1/8% Senior Notes due 2008 ("Subsidiary notes") in February 2004, repay borrowings under our revolving credit facility, repay $48.8 million of our term loans and repay other indebtedness and pay for other acquisitions.

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

        In February 2004, we completed the acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling ($154 million) in cash from proceeds of our 7 1/4% notes issued in January 2004. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gave us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. This transaction should have no material impact on revenue or operating income since we already fully consolidate IME's financial results. Using the purchase method of accounting for this acquisition, the net assets of IME will be adjusted to reflect 49.9% of the difference between the fair market value and their current carrying value. As a result, we expect this transaction will increase depreciation and amortization expenses going forward. Additionally, we will record an increase in interest expense, net associated with the 7 1/4% notes used to fund this acquisition and will no longer record the minority interest in earnings of subsidiaries, net related to Mentmore's ownership interest in IME.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility (the "IME revolving credit facility"), which includes the ability to borrow in certain other foreign currencies, a 100 million British pounds sterling term loan (the "IME term loan facility"), and a 10 million British pounds sterling overdraft protection line. The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME's choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and with third parties, as well as limit IME's ability to pay dividends to us. Most of IME's non-dormant subsidiaries have either guaranteed the obligations or pledged its shares to secure the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican or South American subsidiaries.

        In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and transaction costs associated with the IME Credit Agreement. We used the 135 million British pounds sterling received from IME to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations totaling $27.7 million associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. The IME Credit Agreement in conjunction with our 7 1/4% notes provided permanent financing for the Hays IMS acquisition and allowed us to maintain the economics of the transaction with respect to exchange rates as originally contemplated at the time of the acquisition. Our consolidated balance sheet as of June 30, 2004 included 147.3 million British pounds sterling ($261.4 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility, on April 30, 2004 was approximately 44 million British pounds sterling ($78.9 million).

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement. The IMI Credit Agreement has an aggregate principal amount of $550.0 million and is comprised of a $350.0 million revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200.0 million term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. Quarterly term loan payments of $0.5 million begin in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of June 30, 2004, we had $11.2 million of borrowings under the IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 15,000); we also had various outstanding letters of credit totaling $22.9 million. The remaining availability, based on its current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2004 was $316.0 million.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50.0 million British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100 million British pounds sterling term loan facility.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, approximately $104 million of these real estate term loans was repaid. As of June 30, 2004, the remaining real estate term loans amounted to $98.7 million. No further financing is currently available to our Variable Interest Entities to fund further property acquisitions. In July 2004, we announced our intention to repay the remaining $98.7 million of real estate term loans held by one of our Variable Interest Entities in August 2004 using available borrowing capacity under the IMI revolving credit facility. As a result, during the third quarter of 2004, we expect to take a non-cash charge of approximately $8 million due to recharacterization of the interest rate swap associated with this real estate term loan (estimate is based on the fair market value of the swap as of June 30, 2004). This charge represents the current fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions. The actual value will be determined on the date the real estate term loan is repaid. We are not terminating the swap and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash settlements as required under the swap contract for the remaining term of approximately three years. See Notes 4 and 6 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies."

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under our revolving credit facility and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

Net Operating Loss Carryforwards

        At June 30, 2004, we had estimated net operating loss carryforwards of approximately $96 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire in two years. As a result of these loss carryforwards, we do not expect to pay significantly more international, U.S. federal and state income taxes in 2004 as compared to 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be long term and fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001, May 2001, and April 2004 we, IME, and our Variable Interest Entities, which we now consolidate, entered into a total of six derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract for interest payments payable (previously certain variable operating lease commitments payable) on our real estate term loans of an aggregate principal amount of $47.5 million, (c) one contract for interest payments payable on our real estate term loans of an aggregate principal amount of $97.0 million, and (d) two contracts for interest payments payable on IME's term loan of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2003.

        After consideration of the swap contracts mentioned above, as of June 30, 2004, we had $110.6 million of variable rate debt outstanding with a weighted average variable interest rate of 5.36%, and $2,168.3 million of fixed rate debt outstanding. As of June 30, 2004, 95% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three and six months ended June 30, 2004 would have been reduced by $0.3 million and $0.7 million, respectively. See Note 6 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 30, 2004 included in this Form 10-Q.

Currency Risk

        Our investments in IME, Iron Mountain Canada Corporation ("IM Canada"), Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing. We have implemented these strategies through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4 notes, which effectively hedges most of our outstanding intercompany loan with IME. In July 2004, we announced our intention to repay the remaining $98.7 million of real estate term loans in August 2004. We plan on completing this transaction by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This will essentially create a natural hedge and reduce our currency fluctuation with regard to our investment in IM Canada while providing IM Canada with additional borrowings to reduce its income tax burden. As of June 30, 2004, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

Changes in Internal Controls

        We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our transactions are properly recorded and reported and that our assets are safeguarded against unauthorized or improper use. As part of the evaluation of our disclosure controls and procedures, we evaluated our internal controls. There were no changes to our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, internal control over financial reporting, including any corrective actions taken with regard to any significant deficiencies or material weaknesses.

Part II. Other Information

Item 1. Legal Proceedings

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, the arbitrator in our arbitration proceeding against J. Peter Pierce did not find the evidence provided by us sufficient to rule in our favor on the particular claims at issue and, in response to that decision, we filed a motion to vacate the arbitrator's decision and award in the Superior Court for Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We have appealed the court's decision to the Appellate Division of the New Jersey Superior Court. Mr. Pierce recently filed a motion to dismiss the appeal.

        As also previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, in approximately October 2000, three former management employees of Iron Mountain Information Management, Inc. ("IMIM"), our principal operating subsidiary in the U.S., became employed by or otherwise associated with Sequedex. IMIM commenced actions against these three former employees to enforce its rights under their confidentiality and non-competition agreements. IMIM also asserted claims against Sequedex for tortious interference with these agreements, and against both Sequedex and the former employees for misappropriation and use of IMIM's trade secrets and confidential information. Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain. The counterclaims and third party complaints asserted claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation, and sought approximately $58 million in damages, plus unspecified punitive damages. A trial of the three actions in which the Sequedex counterclaims and third party complaints were asserted occurred in April and May of 2004. On June 18, 2004, the Court held that the three individual defendants had not violated their covenants not to compete and had not misappropriated any of IMIM's trade secrets or confidential information, that Sequedex had not tortiously interfered with those agreements, and that IMIM and Iron Mountain had not interfered with any of Sequedex's potential or actual business relationships and had not disparaged or defamed Sequedex. The Court thus entered a judgment dismissing all claims and counterclaims. Sequedex filed a motion to appeal the decision in the Superior Court for Middlesex County, New Jersey.

        Other than the matters discussed above, there have been no material developments during the second quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.

Item 4. Submission of Matters to a Vote of Security-Holders

        The following matters were voted on by our shareholders at the Annual Meeting of Shareholders held on May 27, 2004.

  (a)
  Election of Directors

        Election of directors to serve until the Year 2005 Annual Meeting of Shareholders, or until their successors are elected and qualified.

	Total Vote For Each Director	Total Vote Withheld From Each Director	Broker Non-votes
Clarke H. Bailey	80,402,933	1,357,719	0
Constantin R. Boden	79,449,844	2,310,808	0
Kent P. Dauten	80,746,248	1,014,404	0
B. Thomas Golisano	81,541,589	219,063	0
John F. Kenny, Jr.	81,193,655	566,997	0
Arthur D. Little	79,580,490	2,180,162	0
C. Richard Reese	81,331,197	429,455	0
Vincent J. Ryan	81,120,626	640,026	0
  (b)
  Approval of the Amendment to the Iron Mountain Incorporated Amended and Restated Articles of Incorporation

For	Against	Abstain
80,983,951	750,216	26,485
  (c)
  Approval of the Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan

For	Against	Abstain	Non-Vote
57,309,149	6,945,416	186,007	17,320,080

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

Exhibit No.	Description
10.1	Seventh Amended and Restated Credit Agreement dated as of July 8, 2004 among the Company, Iron Mountain Canada Corporation, certain lenders party thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities Inc., as lead arranger and bookrunner, JPMorgan Chase Bank, Toronto Branch as Canadian Administrative Agent and JPMorgan Chase Bank, as Administrative Agent.
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        On May 27, 2004, the Company filed a Current Report on Form 8-K under Items 5 and 7 to announce the authorization and approval of a three-for-two stock split effected in the form of a dividend on the Company's Common Stock, par value $0.01 per share.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
AUGUST 9, 2004 (DATE)	BY:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

Index
  Part I. Financial Information
  Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2003 and June 30,2004 (Unaudited)
Consolidated Statements of Operations for the Three Months Ended June 30, 2003 and 2004 (Unaudited)
Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and 2004 (Unaudited)
Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and 2004 (Unaudited)
Notes to Consolidated Financial Statements
Notes to Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 6. Exhibits and Reports on Form 8-K