Form 10-Q
period 2004-09-30
IRON MOUNTAIN INC/PA
filed 2004-11-09
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

        Number of shares of the registrant's Common Stock at November 1, 2004: 129,380,787

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2003	September 30, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$74,683	$44,428
Accounts receivable (less allowances of $20,922 and $14,010, respectively)	279,800	343,941
Deferred income taxes	33,043	32,213
Prepaid expenses and other	84,057	59,046

Total Current Assets	471,583	479,628
Property, Plant and Equipment:
Property, plant and equipment	1,950,893	2,143,420
Less—Accumulated depreciation	(458,626)	(567,974)

Net Property, Plant and Equipment	1,492,267	1,575,446
Other Assets, net:
Goodwill	1,776,279	1,943,622
Customer relationships and acquisition costs	116,466	162,121
Deferred financing costs	23,934	37,149
Other	11,570	8,262

Total Other Assets, net	1,928,249	2,151,154

Total Assets	$3,892,099	$4,206,228

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$115,781	$17,923
Accounts payable	87,006	96,619
Accrued expenses	234,426	236,219
Deferred revenue	107,857	119,165
Other current liabilities	39,675	451

Total Current Liabilities	584,745	470,377
Long-term Debt, net of current portion	1,974,147	2,330,155
Other Long-term Liabilities	24,499	22,248
Deferred Rent	20,578	22,998
Deferred Income Taxes	146,231	183,602
Commitments and Contingencies (see Note 9)
Minority Interests	75,785	11,735
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 128,362,881 shares and 129,359,464 shares, respectively)	1,284	1,293
Additional paid-in capital	1,033,642	1,053,088
Retained earnings	39,234	103,538
Accumulated other comprehensive items, net	(8,046)	7,194

Total Shareholders' Equity	1,066,114	1,165,113

Total Liabilities and Shareholders' Equity	$3,892,099	$4,206,228

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2003	2004
Revenues:
Storage	$222,973	$263,867
Service and storage material sales	158,785	195,463

Total Revenues	381,758	459,330
Operating Expenses:
Cost of sales (excluding depreciation)	171,355	209,797
Selling, general and administrative	98,087	122,508
Depreciation and amortization	33,197	42,269
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,870	(246)

Total Operating Expenses	304,509	374,328
Operating Income	77,249	85,002
Interest Expense, Net	38,790	54,313
Other Expense (Income), Net	10,343	(2,979)

Income Before Provision for Income Taxes and Minority Interest	28,116	33,668
Provision for Income Taxes	12,012	14,293
Minority Interest in Earnings of Subsidiaries	1,310	925

Net Income	$14,794	$18,450

Net Income per Share—Basic	$0.12	$0.14

Net Income per Share—Diluted	$0.11	$0.14

Weighted Average Common Shares Outstanding—Basic	127,955	129,288

Weighted Average Common Shares Outstanding—Diluted	130,089	131,366

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Revenues:
Storage	$634,773	$768,232
Service and storage material sales	458,066	570,430

Total Revenues	1,092,839	1,338,662
Operating Expenses:
Cost of sales (excluding depreciation)	493,538	608,934
Selling, general and administrative	285,377	353,456
Depreciation and amortization	93,911	119,912
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,886	(1,260)

Total Operating Expenses	874,712	1,081,042
Operating Income	218,127	257,620
Interest Expense, Net	110,752	140,431
Other Expense, Net	2,361	4,236

Income Before Provision for Income Taxes and Minority Interest	105,014	112,953
Provision for Income Taxes	44,635	46,668
Minority Interest in Earnings of Subsidiaries	4,168	1,981

Net Income	$56,211	$64,304

Net Income per Share—Basic	$0.44	$0.50

Net Income per Share—Diluted	$0.43	$0.49

Weighted Average Common Shares Outstanding—Basic	127,817	128,934

Weighted Average Common Shares Outstanding—Diluted	130,035	131,056

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2003	2004
Cash Flows from Operating Activities:
Net income	$56,211	$64,304
Adjustments to reconcile net income to cash flows provided by operating activities:
Minority interests	4,168	1,981
Depreciation	88,921	112,334
Amortization (includes deferred financing costs and bond discount of $2,939 and $2,466, respectively)	7,929	10,044
Provision for deferred income taxes	40,738	41,448
Loss on early extinguishment of debt	21,175	2,454
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,886	(1,260)
(Gain) Loss on foreign currency, stock-based employee compensation expense, interest rate swap expense and other, net	(18,024)	8,607
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(14,880)	(52,035)
Prepaid expenses and other current assets	5,098	685
Accounts payable	(6,516)	7,719
Accrued expenses, deferred revenue and other current liabilities	(2,014)	10,476
Other assets and long-term liabilities	(1,073)	2,222

Cash Flows from Operating Activities	183,619	208,979
Cash Flows from Investing Activities:
Capital expenditures	(148,039)	(159,090)
Cash paid for acquisitions, net of cash acquired	(378,803)	(253,528)
Additions to customer relationship and acquisition costs	(8,638)	(9,512)
Investment in convertible preferred stock	(1,357)	—
Proceeds from sales of property and equipment	6,621	2,508

Cash Flows from Investing Activities	(530,216)	(419,622)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(485,408)	(891,151)
Proceeds from borrowings and term loans	626,029	862,042
Early retirement of senior subordinated notes	(306,439)	(20,797)
Net proceeds from sales of senior subordinated notes	455,590	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	20,099	(41,741)
Other, net	3,165	765

Cash Flows from Financing Activities	313,036	178,545
Effect of exchange rates on cash and cash equivalents	813	1,843

Decrease in Cash and Cash Equivalents	(32,748)	(30,255)
Cash and Cash Equivalents, Beginning of Period	56,292	74,683

Cash and Cash Equivalents, End of Period	$23,544	$44,428

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

        On May 27, 2004, the Board of Directors of Iron Mountain Incorporated (the "Company" or "IMI") authorized and approved a three-for-two stock split effected in the form of a dividend on the Company's common stock. Such additional shares of common stock were issued on June 30, 2004 to all shareholders of record as of the close of business on June 15, 2004. All share and per share amounts have been restated to reflect the stock split.

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

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the "Subsidiary notes"), (b) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes"), (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other

(income) expense, net, on our consolidated statements of operations. The total of such net losses amounted to $4,838 and net gains of $18,796 for the three and nine months ended September 30, 2003, respectively, and the total of such net gains amounted to $2,753 and net losses of $2,185 for the three and nine months ended September 30, 2004, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2003 and noted no impairment of goodwill at our reporting units as of that date. As of September 30, 2004, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2004 are as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2003	$1,218,472	$244,621	$311,815	$1,371	$1,776,279
Goodwill acquired during the period	75,972	2,617	56,597	—	135,186
Adjustments to purchase reserves	(442)	(70)	10,799	—	10,287
Fair value adjustments	(1,701)	(31)	(225)	—	(1,957)
Other adjustments and currency effects	3,399	—	20,474	(46)	23,827

Balance as of September 30, 2004	$1,295,700	$247,137	$399,460	$1,325	$1,943,622

        The components of our amortizable intangible assets at September 30, 2004 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$182,853	$20,732	$162,121
Non-Compete Agreements	8,780	7,949	831
Deferred Financing Costs	45,221	8,072	37,149

Total	$236,854	$36,753	$200,101

  d.
  Stock Based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result we adopted the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. Additionally, we recognize expense related to the discount embedded in our employee stock purchase plan. We apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and we continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148 for options granted prior to January 1, 2003, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Net income, as reported	$14,794	$18,450	$56,211	$64,304
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	380	1,578	502	2,501
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(881)	(2,017)	(2,061)	(3,890)

Net income, pro forma	$14,293	$18,011	$54,652	$62,915

Earnings per share:
Basic—as reported	$0.12	$0.14	$0.44	$0.50
Basic—pro forma	0.11	0.14	0.43	0.49
Diluted—as reported	0.11	0.14	0.43	0.49
Diluted—pro forma	0.11	0.14	0.42	0.48

        The weighted average fair value of options granted for the nine months ended September 30, 2003 and 2004 was $10.97 and $8.48 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2004
Expected volatility	27.3%	24.9%
Risk-free interest rate	2.85	3.41
Expected dividend yield	None	None
Expected life of the option	5.0 years	5.0 years
  e.
  Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share, but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,135,012 shares and 2,078,369 shares for the three months ended September 30, 2003 and 2004, respectively, and 2,218,232 shares and 2,122,218 shares for the nine months ended September 30, 2003 and 2004, respectively. Potential common shares of 460,058 for the three and nine months ended September 30, 2003, respectively, and no shares for the three and nine months ended September 30, 2004 have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

  f.
  Supplemental Cash Flow Information

        For the nine months ended September 30, 2003 and 2004, cash payments for interest were $95,043 and $134,211, respectively, and cash payments for income taxes (net of refunds) were $3,720 and $7,820, respectively.

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Comprehensive Income:
Net Income	$14,794	$18,450	$56,211	$64,304
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	656	5,602	11,093	2,437
Unrealized Gain (Loss) on Hedging Contracts	3,377	6,625	2,987	12,993
Unrealized Gain (Loss) on Securities	46	(206)	150	(190)

Comprehensive Income	$18,873	$30,471	$70,441	$79,544

(4) Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing.

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $6,649 ($5,252 recorded in accrued expenses and $1,397 recorded in other long-term liabilities), $2,424 and $4,225, respectively, as of September 30, 2004. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $2,198 and $6,471, respectively, resulting from interest rate swap cash settlements. For the three and nine months ended September 30, 2004, we recorded additional interest expense of $2,149 and $6,642 respectively, resulting from interest rate swap cash settlements. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $316 (which was all recorded in accrued expenses) as of September 30, 2004. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $539 and $1,541, respectively, resulting from the cash settlements associated with this interest rate swap agreement. As a result of the repayment of the real estate term loans discussed in Note 6, we recorded an additional $795 of interest in the first quarter of 2004, representing the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash settlements associated with the interest rate swaps agreement resulted in our recording additional interest expense of $23 and $1,249 for the three and nine months ended September 30, 2004, respectively.

        Also, we consolidated a variable interest entity ("VIE III", collectively with our two other variable interest entities, our "Variable Interest Entities") which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $8,451 ($3,550 recorded in accrued expenses and $4,901 recorded in other long-term liabilities) as of September 30, 2004. For the three and nine months ended September 30, 2003, we recorded additional interest expense of $1,231 and $3,576, respectively, resulting from interest rate swap cash settlements. As a result of the repayment of the real estate term loans discussed in

Note 6, we recorded an additional $8,656 of interest in the third quarter of 2004, representing the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash settlements associated with the interest rate swap agreement resulted in our recording additional interest expense of $9,598 and $12,057 for the three and nine months ended September 30, 2004, respectively.

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

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100,000 British pounds sterling term loan facility (see Note 6). We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset, a deferred tax liability and a corresponding increase to accumulated other comprehensive items of $1,376 (which was all recorded in other current assets), $406 and $970, respectively, as of September 30, 2004. For the three and nine months ended September 30, 2004, we recorded additional interest expense of $16 and $218, respectively, resulting from interest rate swap cash settlements.

(5) Acquisitions

        In February 2004, we completed the acquisition of Mentmore plc's ("Mentmore") 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility. We do not expect this transaction to have material impact on revenue or operating income since we already fully consolidate IME's financial results. Using the purchase method of accounting for this acquisition, the net assets of IME will be adjusted to reflect 49.9% of the difference between the fair market value and their current carrying value.

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

        A summary of the consideration paid and the allocation of the purchase price of all 2004 acquisitions is as follows:

Cash Paid (net of cash acquired)(1)	$250,786
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(60,229)
Liabilities Assumed(3)	16,165
Minority Interest(4)	(71,536)

Total Fair Value of Identifiable Net Assets Acquired	(115,600)

Recorded Goodwill	$135,186

(1)
Included in cash paid for acquisitions in the consolidated statement of cash flows for the nine months ended September 30, 2004 is $2,742 of contingent and other payments that were paid in 2004 related to acquisitions made in 1999 and 2003.

(2)
Comprised primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements and customer relationship assets.

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

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2004 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2003	Nine Months Ended September 30, 2004
Reserves, Beginning Balance	$9,906	$16,322
Reserves Established	12,526	13,714
Expenditures	(5,436)	(8,581)
Adjustments to Goodwill, including currency effect(1)	(674)	(229)

Reserves, Ending Balance	$16,322	$21,226

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At September 30, 2004, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $12,761, severance costs for approximately 62 people of $1,956 and other exit costs of $6,509. These accruals are expected to be used prior to September 30, 2005, except for lease losses of $10,868 and severance contracts of $222, both of which are based on contracts that extend beyond one year.

(6) Long-term Debt

        Our long-term debt consists of the following:

	December 31, 2003		September 30, 2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$142,280	$142,280	$172,184	$172,184
IMI Term Loan Facility(1)	248,750	248,750	199,500	199,500
IME Revolving Credit Facility(1)	—	—	85,772	85,772
IME Term Loan Facility(1)	—	—	182,140	182,140
8 1/8% Senior Notes due 2008 (Subsidiary notes)(3)	18,768	20,684	—	—
8 1/4% Senior Subordinated Notes due 2011(2)(3)	149,670	156,375	149,704	156,375
8 5/8% Senior Subordinated Notes due 2013(2)(3)	481,075	521,748	481,060	524,153
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	—	—	269,910	257,089
7 3/4% Senior Subordinated Notes due 2015(2)(3)	441,331	456,052	440,647	454,974
6 5/8% Senior Subordinated Notes due 2016(2)(3)	314,071	311,200	314,441	310,400
Real Estate Term Loans(1)	202,647	202,647	—	—
Real Estate Mortgages(1)	17,584	17,584	16,283	16,283
Seller Notes(1)	12,607	12,607	10,561	10,561
Other(1)	61,145	61,145	25,876	25,876

Total Long-term Debt	2,089,928		2,348,078
Less Current Portion	(115,781)		(17,923)

Long-term Debt, Net of Current Portion	$1,974,147		$2,330,155

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2003 and September 30, 2004) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2003 and September 30, 2004.

        In January 2004, we completed an offering of 150,000 British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100% of par. Our net proceeds of 146,900 British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82,500 British pounds sterling, to redeem $19,985 in aggregate principal amount of our outstanding Subsidiary notes in February 2004, to repay borrowings under our revolving credit facility, to repay $48,750 of our term loans, to repay other indebtedness and to pay for other acquisitions.

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

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the "IME revolving credit facility"), which includes the ability to borrow in certain other foreign currencies, a 100,000 British pounds sterling term loan (the "IME term loan facility"), and a 10,000 British pounds sterling overdraft protection line. The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME's choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME's ability to pay dividends to us. Most of IME's non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME's obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican or South American subsidiaries.

        In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the 135,000 British pounds sterling received from IME to: (1) pay down $103,932 of real estate term loans, (2) settle all obligations totaling $27,714 associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. Our consolidated balance sheet as of September 30, 2004 included 147,092 British pounds sterling ($267,912) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2004, was approximately 49,600 British pounds sterling ($90,300). The interest rate in effect under the IME revolving credit facility ranged from 3.8% to 6.6% as of July 31, 2004.

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on

April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of September 30, 2004, we had $172,184 of borrowings under our IMI revolving credit facility, of which $6,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 211,000); we also had various outstanding letters of credit totaling $22,427. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2004 was $155,389. The interest rate in effect under the IMI revolving credit facility was 4.5% as of September 30, 2004.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, $103,932 of these real estate term loans was repaid; the remaining $98,715 of real estate term loans was repaid in August 2004. We recorded a charge to other (income) expense, net of $426 for the nine months ended September 30, 2004 related to the early retirement of these real estate term loans.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of September 30, 2004, we were in compliance with all material debt covenants and agreements.

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003. The Guarantors column includes all subsidiaries that guarantee the Parent notes. The subsidiaries that do not guarantee the Parent notes are referred to in the table as the "Non-Guarantors."

	September 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$13,236	$31,192	$—	$44,428
Accounts Receivable	—	234,963	108,978	—	343,941
Intercompany Receivable	869,607	—	—	(869,607)	—
Other Current Assets	1,915	63,656	26,105	(417)	91,259

Total Current Assets	871,522	311,855	166,275	(870,024)	479,628
Property, Plant and Equipment, Net	—	1,098,646	476,800	—	1,575,446
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,712,645	1,000	—	(1,713,645)	—
Investment in Subsidiaries	470,301	174,430	925	(645,656)	—
Goodwill	—	1,367,427	566,440	9,755	1,943,622
Other	30,510	78,556	99,038	(572)	207,532

Total Other Assets, Net	2,213,456	1,621,413	666,403	(2,350,118)	2,151,154

Total Assets	$3,084,978	$3,031,914	$1,309,478	$(3,220,142)	$4,206,228

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$384,835	$484,772	$(869,607)	$—
Current Portion of Long-term Debt	2,274	1,212	14,437	—	17,923
Total Other Current Liabilities	51,628	278,941	122,302	(417)	452,454
Long-term Debt, Net of Current Portion	1,860,336	1,291	468,528	—	2,330,155
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,712,645	—	(1,713,645)	—
Other Long-term Liabilities	4,627	199,755	25,038	(572)	228,848
Commitments and Contingencies
Minority Interests	—	—	3,094	8,641	11,735
Shareholders' Equity	1,165,113	453,235	191,307	(644,542)	1,165,113

Total Liabilities and Shareholders' Equity	$3,084,978	$3,031,914	$1,309,478	$(3,220,142)	$4,206,228

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$54,793	$19,890	$—	$74,683
Accounts Receivable	—	202,271	77,529	—	279,800
Intercompany Receivable	870,924	—	13,935	(884,859)	—
Other Current Assets	3,591	84,733	29,186	(410)	117,100

Total Current Assets	874,515	341,797	140,540	(885,269)	471,583
Property, Plant and Equipment, Net	—	973,619	518,648	—	1,492,267
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,625,796	1,000	98,715	(1,725,511)	—
Investment in Subsidiaries	402,045	91,336	—	(493,381)	—
Goodwill	—	1,323,340	443,198	9,741	1,776,279
Other	23,661	69,221	61,783	(2,695)	151,970

Total Other Assets, Net	2,051,502	1,484,897	603,696	(2,211,846)	1,928,249

Total Assets	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$237,392	$647,467	$(884,859)	$—
Current Portion of Long-term Debt	1,265	1,645	112,871	—	115,781
Total Other Current Liabilities	73,385	256,018	139,971	(410)	468,964
Long-term Debt, Net of Current Portion	1,777,480	2,924	193,743	—	1,974,147
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,724,511	—	(1,725,511)	—
Other Long-term Liabilities	6,773	169,695	17,535	(2,695)	191,308
Commitments and Contingencies
Minority Interests	—	—	6,105	69,680	75,785
Shareholders' Equity	1,066,114	408,128	145,192	(553,320)	1,066,114

Total Liabilities and Shareholders' Equity	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

	Three Months Ended September 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$195,460	$68,407	$—	$263,867
Service and Storage Material Sales	—	136,647	58,816	—	195,463

Total Revenues	—	332,107	127,223	—	459,330
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	146,680	63,117	—	209,797
Selling, General and Administrative	(42)	90,979	31,571	—	122,508
Depreciation and Amortization	9	31,605	10,655	—	42,269
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(286)	40	—	(246)

Total Operating Expenses	(33)	268,978	105,383	—	374,328

Operating Income	33	63,129	21,840	—	85,002
Interest Expense, Net	37,477	616	16,220	—	54,313
Equity in the (Earnings) Losses of Subsidiaries	(54,553)	1,207	—	53,346	—
Other (Income) Expense, Net	(1,341)	(4,502)	2,864	—	(2,979)

Income Before Provision for Income Taxes and Minority Interest	18,450	65,808	2,756	(53,346)	33,668
Provision for Income Taxes	—	11,379	2,914	—	14,293
Minority Interest in Earnings of Subsidiaries	—	—	925	—	925

Net Income (Loss)	$18,450	$54,429	$(1,083)	$(53,346)	$18,450

	Three Months Ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$181,568	$41,405	$—	$222,973
Service and Storage Material Sales	—	127,449	31,336	—	158,785

Total Revenues	—	309,017	72,741	—	381,758
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	137,406	33,949	—	171,355
Selling, General and Administrative	(33)	80,236	17,884	—	98,087
Depreciation and Amortization	4	26,814	6,379	—	33,197
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,822	48	—	1,870

Total Operating Expenses	(29)	246,278	58,260	—	304,509

Operating Income	29	62,739	14,481	—	77,249
Interest Expense, Net	5,176	25,890	7,724	—	38,790
Equity in the Earnings of Subsidiaries	(28,612)	(677)	—	29,289	—
Other Expense (Income), Net	8,671	(6,033)	7,705	—	10,343

Income (Loss) Before Provision (Benefit) for Income Taxes and Minority Interest	14,794	43,559	(948)	(29,289)	28,116
Provision (Benefit) for Income Taxes	—	12,268	(256)	—	12,012
Minority Interest in Earnings of Subsidiaries	—	—	1,310	—	1,310

Net Income (Loss)	$14,794	$31,291	$(2,002)	$(29,289)	$14,794

	Nine Months Ended September 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$572,912	$195,320	$—	$768,232
Service and Storage Material Sales	—	408,225	162,205	—	570,430

Total Revenues	—	981,137	357,525	—	1,338,662
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	432,936	175,998	—	608,934
Selling, General and Administrative	81	264,541	88,834	—	353,456
Depreciation and Amortization	25	91,286	28,601	—	119,912
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,365)	105	—	(1,260)

Total Operating Expenses	106	787,398	293,538	—	1,081,042

Operating (Loss) Income	(106)	193,739	63,987	—	257,620
Interest Expense (Income), Net	112,018	(9,797)	38,210	—	140,431
Equity in the Earnings of Subsidiaries	(179,545)	(6,067)	—	185,612	—
Other Expense (Income), Net	3,117	(8,295)	9,414	—	4,236

Income Before Provision for Income Taxes and Minority Interest	64,304	217,898	16,363	(185,612)	112,953
Provision for Income Taxes	—	38,674	7,994	—	46,668
Minority Interest in Earnings of Subsidiaries	—	—	1,981	—	1,981

Net Income	$64,304	$179,224	$6,388	$(185,612)	$64,304

	Nine Months Ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$529,554	$105,219	$—	$634,773
Service and Storage Material Sales	—	375,045	83,021	—	458,066

Total Revenues	—	904,599	188,240	—	1,092,839
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	404,863	88,675	—	493,538
Selling, General and Administrative	247	241,215	43,915	—	285,377
Depreciation and Amortization	13	78,178	15,720	—	93,911
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,674	212	—	1,886

Total Operating Expenses	260	725,930	148,522	—	874,712

Operating (Loss) Income	(260)	178,669	39,718	—	218,127
Interest Expense, Net	9,706	79,387	21,659	—	110,752
Equity in the Earnings of Subsidiaries	(97,027)	(3,319)	—	100,346	—
Other Expense (Income), Net	30,850	(15,632)	(12,857)	—	2,361

Income Before Provision for Income Taxes and Minority Interest	56,211	118,233	30,916	(100,346)	105,014
Provision for Income Taxes	—	31,803	12,832	—	44,635
Minority Interest in Earnings of Subsidiaries	—	—	4,168	—	4,168

Net Income	$56,211	$86,430	$13,916	$(100,346)	$56,211

	Nine Months Ended September 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(140,178)	$303,838	$45,319	$—	$208,979
Cash Flows from Investing Activities:
Capital expenditures	—	(108,193)	(50,897)	—	(159,090)
Cash paid for acquisitions, net of cash acquired	—	(52,053)	(201,475)	—	(253,528)
Intercompany loans to subsidiaries	160,067	188,709	—	(348,776)	—
Investment in subsidiaries	(111,988)	(111,988)	—	223,976	—
Additions to customer relationship and acquisition costs	—	(7,593)	(1,919)	—	(9,512)
Proceeds from sales of property and equipment	—	2,454	54	—	2,508

Cash Flows from Investing Activities	48,079	(88,664)	(254,237)	(124,800)	(419,622)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(591,649)	(205,162)	(94,340)	—	(891,151)
Proceeds from borrowings and term loans	408,192	—	453,850	—	862,042
Early retirement of senior subordinated notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(41,741)	—	(41,741)
Intercompany loans from parent	—	(163,557)	(185,219)	348,776	—
Equity contribution from parent	—	111,988	111,988	(223,976)	—
Other, net	6,129	—	(5,364)	—	765

Cash Flows from Financing Activities	92,099	(256,731)	218,377	124,800	178,545
Effect of exchange rates on cash and cash equivalents	—	—	1,843	—	1,843

(Decrease) Increase in cash and cash equivalents	—	(41,557)	11,302	—	(30,255)
Cash and cash equivalents, beginning of period	—	54,793	19,890	—	74,683

Cash and cash equivalents, end of period	$—	$13,236	$31,192	$—	$44,428

	Nine Months Ended September 30, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(309)	$156,209	$27,719	$—	$183,619
Cash Flows from Investing Activities:
Capital expenditures	—	(112,828)	(35,211)	—	(148,039)
Cash paid for acquisitions, net of cash acquired	—	(65,407)	(313,396)	—	(378,803)
Intercompany loans to subsidiaries	(290,090)	(316,357)	—	606,447	—
Investment in subsidiaries	(1,655)	(1,655)	—	3,310	—
Investment in convertible preferred stock	—	(1,357)	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(6,498)	(2,140)	—	(8,638)
Proceeds from sales of property and equipment	—	6,555	66	—	6,621

Cash Flows from Investing Activities	(291,745)	(497,547)	(350,681)	609,757	(530,216)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(442,078)	(489)	(42,841)	—	(485,408)
Proceeds from borrowings and term loans	529,784	—	96,245	—	626,029
Early retirement of senior subordinated notes	(254,407)	—	(52,032)	—	(306,439)
Net proceeds from sales of senior subordinated notes	455,590	—	—	—	455,590
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	20,099	—	20,099
Intercompany loans from parent	—	295,856	310,591	(606,447)	—
Equity contribution from parent	—	1,655	1,655	(3,310)	—
Other, net	3,165	—	—	—	3,165

Cash Flows from Financing Activities	292,054	297,022	333,717	(609,757)	313,036
Effect of exchange rates on cash and cash equivalents	—	—	813	—	813

(Decrease) Increase in cash and cash equivalents	—	(44,316)	11,568	—	(32,748)
Cash and cash equivalents, beginning of period	—	52,025	4,267	—	56,292

Cash and cash equivalents, end of period	$—	$7,709	$15,835	$—	$23,544

(8) Segment Information

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Off-Site Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended September 30, 2003
Revenue	$260,983	$63,937	$49,780	$7,058		$381,758
Contribution	74,363	17,691	11,157	9,105		112,316
Expenditures for Segment Assets	70,753	3,088	319,278	7,502		400,621
Three Months Ended September 30, 2004
Revenue	279,326	70,250	98,689	11,065		459,330
Contribution	71,096	20,065	23,925	11,939		127,025
Expenditures for Segment Assets	95,407	4,521	19,636	12,750		132,314
Nine Months Ended September 30, 2003
Revenue	762,580	187,202	121,608	21,449		1,092,839
Contribution	213,341	52,144	27,680	20,759		313,924
Total Assets	2,502,547	377,816	715,875	143,303	(1)	3,739,541
Expenditures for Segment Assets(2)	143,973	23,451	343,165	24,891		535,480
Nine Months Ended September 30, 2004
Revenue	823,305	204,775	279,503	31,079		1,338,662
Contribution	221,905	58,853	68,421	27,093		376,272
Total Assets	2,671,816	387,932	967,052	179,428	(1)	4,206,228
Expenditures for Segment Assets(2)	170,796	15,508	207,756	28,070		422,130

(1)
Total Corporate & Other assets include the intersegment elimination amounts of $1,745,805 and $1,870,821 as of September 30, 2003 and 2004, respectively.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2003, except that certain costs continue to be allocated from Corporate & Other to the other segments in both 2003 and 2004, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Contribution	$112,316	$127,025	$313,924	$376,272
Less: Depreciation and Amortization	33,197	42,269	93,911	119,912
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,870	(246)	1,886	(1,260)
Interest Expense, Net	38,790	54,313	110,752	140,431
Other Expense (Income), Net	10,343	(2,979)	2,361	4,236
Provision for Income Taxes	12,012	14,293	44,635	46,668
Minority Interest in Earnings of Subsidiaries	1,310	925	4,168	1,981

Net Income	$14,794	$18,450	$56,211	$64,304

        Information about our operations in different geographical areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
Revenues:
United States	$309,760	$333,110	$906,616	$983,785
United Kingdom	35,937	69,549	87,919	203,754
Canada	22,218	27,533	64,615	75,374
Other International	13,843	29,138	33,689	75,749

Total Revenues	$381,758	$459,330	$1,092,839	$1,338,662

	December 31, 2003	September 30, 2004
Long-lived Assets:
United States	$2,514,031	$2,596,872
United Kingdom	551,924	599,137
Canada	253,874	297,944
Other International	100,687	232,647

Total Long-lived Assets	$3,420,516	$3,726,600

(9) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2003. See our Annual Report on Form 10-K for the year ended December 31, 2003 for amounts outstanding at December 31, 2003.

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the arbitrator in our arbitration proceeding against J. Peter Pierce did not find the evidence provided by us sufficient to rule in our favor on the particular claims at issue and, in response to that decision, we filed a motion to vacate the arbitrator's decision and award in the Superior Court for Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We have appealed the court's decision to the Appellate Division of the New Jersey Superior Court. Mr. Pierce filed a motion to dismiss the appeal. The motion to dismiss filed by Mr. Pierce was denied. In the meanwhile, on September 13, 2004, the arbitrator issued a final award, granting Mr. Pierce indemnification for legal expenses incurred in the arbitration in the amount of approximately $1,600. Mr. Pierce brought an action in the Superior Court for Middlesex County to confirm such award and such court issued an order to show cause. We opposed this action and filed a motion to dismiss Mr. Pierce's claims and vacate the arbitration award, or in the alternative, for a stay pending disposition of the pending appeal regarding the motion to vacate.

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, six lawsuits were outstanding against us by certain of our customers or abutters and/or their insurers in connection with the arson that resulted in damage to one and destruction of another records and information management services facility in South Brunswick Township, New Jersey in March 1997. As a result of a mediation in August, 2004, the parties to these six lawsuits entered into a written settlement of these matters. Pursuant to the settlement agreement, the Company contributed $500 to a settlement fund in exchange for a complete release. The Superior Court for Middlesex County, New Jersey has, therefore, dismissed all of these cases. In addition, our insurers reimbursed us for the costs of the defense.

        Other than the matters discussed above, there have been no material developments during the third quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

        Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described above and in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004, are pending to which we, or any of our properties, are subject.

(10) Subsequent Events

        In late October, the Company began a process to raise an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 beginning in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. The transaction is expected to close by mid-November.

IRON MOUNTAIN INCORPORATED

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2004 and 2003 should be read in conjunction with our consolidated financial statements and notes for the three and nine months ended September 30, 2004 included herein, and for the year ended December 31, 2003, included in our Annual Report on Form 10-K for the year ended December 31, 2003.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2004	2003	2004
OIBDA	$110,446	$127,271	$312,038	$377,532
Less: Depreciation and Amortization	33,197	42,269	93,911	119,912

Operating Income	77,249	85,002	218,127	257,620
Less: Interest Expense, Net	38,790	54,313	110,752	140,431
Other Expense (Income), Net	10,343	(2,979)	2,361	4,236
Provision for Income Taxes	12,012	14,293	44,635	46,668
Minority Interest	1,310	925	4,168	1,981

Net Income	$14,794	$18,450	$56,211	$64,304

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

  •
  Accounting for Variable Interest Entities

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Deferred Income Taxes

  •
  Stock-based Compensation

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2003 as filed with the SEC. Management has determined that no material changes concerning our critical accounting polices have occurred since December 31, 2003.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2004 within each section, except in instances where the trend or explanation of the change is consistent for both periods reported. In those instances, only the trend or explanation for the change for the nine months ended September 30, 2004 is referenced.

Results of Operations

        The following tables set forth, for the periods indicated, information derived from our consolidated statements of operations (in thousands).

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2003	2004
Revenues	$381,758	$459,330	$77,572	20.3%
Operating Expenses	304,509	374,328	69,819	22.9%

Operating Income	77,249	85,002	7,753	10.0%
Other Expenses, Net	62,455	66,552	4,097	6.6%

Net Income	$14,794	$18,450	$3,656	24.7%

OIBDA(1)	$110,446	$127,271	$16,825	15.2%

OIBDA Margin(1)	28.9%	27.7%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2003	2004
Revenues	$1,092,839	$1,338,662	$245,823	22.5%
Operating Expenses	874,712	1,081,042	206,330	23.6%

Operating Income	218,127	257,620	39,493	18.1%
Other Expenses, Net	161,916	193,316	31,400	19.4%

Net Income	$56,211	$64,304	$8,093	14.4%

OIBDA(1)	$312,038	$377,532	$65,494	21.0%

OIBDA Margin(1)	28.6%	28.2%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $40.9 million, or 18.3%, to $263.9 million and $133.5 million, or 21.0%, to $768.2 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively. For the three months ended September 30, 2004, the increase is attributable to acquisitions (8%), consisting primarily of $15.2 million from the operations of Hays IMS, internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%). For the nine months ended September 30, 2004, the increase is attributable to acquisitions (10%), consisting primarily of $60.4 million from the operations of Hays IMS, internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3%). Foreign currency exchange rate fluctuations were due primarily to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        Consolidated service and storage material sales revenues increased $36.7 million, or 23.1%, to $195.5 million and $112.4 million, or 24.5%, to $570.4 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively. For the three months ended September 30, 2004, the increase is attributable to acquisitions (15%), including revenue from the Hays IMS operations of $16.4 million, internal revenue growth (5%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (4%). For the nine months ended September 30, 2004, the increase is attributable to acquisitions (16%), including revenue from the Hays IMS operations of $60.9 million, internal revenue growth (5%) resulting from net increases in service and storage material sales to existing customers, sales to new customers, and foreign currency exchange rate fluctuations (4%). Foreign currency exchange rate fluctuations were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        For the reasons stated above, our consolidated revenues increased $77.6 million, or 20.3%, to $459.3 million and $245.8 million, or 22.5% to $1.3 billion, for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively. Internal revenue growth was 7% for the three and nine months ended September 30, 2004. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2002	2003				2004
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	8%	8%	8%	9%	8%	8%	9%	8%
Service and Storage Material Sales Revenue	10%	8%	3%	2%	1%	6%	4%	5%
Total Revenue	9%	8%	6%	6%	5%	8%	7%	7%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has ranged between 8% and 9%. Our storage revenue internal growth rate for the three and nine months ended September 30, 2004 reflects stabilized net carton volume growth in our North American records management business and higher growth rates in our digital businesses and our international businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to more discretionary services we offer, such as large special projects, data products and carton sales and recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service and storage material sales revenues increased during the first quarter of 2004 compared to the last three quarters of 2003 due primarily to high growth in our Secure Shredding product line. The growth rate for our Secure Shredding product line remained strong in the second quarter of 2004. However, the absence of large special projects, lower product sales and softness in certain storage related services contributed to the decrease in our service and storage material sales revenue internal growth rate and our total revenue growth rate during the second quarter of 2004. Our service and storage material sales revenue internal growth rate improved during the third quarter of 2004 due to a rebound in product sales, the completion of a few large special projects and increasing revenues from our digital business offset by continued softness in certain service and storage related services.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended September 30,				Three Months Ended September 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
Labor	$88,490	$107,538	$19,048	21.5%	23.2%	23.4%	0.2%
Facilities	51,800	62,582	10,782	20.8%	13.6%	13.6%	0.0%
Transportation	16,425	21,085	4,660	28.4%	4.3%	4.6%	0.3%
Product Cost of Sales	7,304	8,207	903	12.4%	1.9%	1.8%	(0.1)%
Other	7,336	10,385	3,049	41.6%	1.9%	2.3%	0.4%

	$171,355	$209,797	$38,442	22.4%	44.9%	45.7%	0.8%

					% of Consolidated Revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
Labor	$249,903	$311,783	$61,880	24.8%	22.9%	23.3%	0.4%
Facilities	152,981	184,143	31,162	20.4%	14.0%	13.8%	(0.2)%
Transportation	47,239	59,705	12,466	26.4%	4.3%	4.5%	0.2%
Product Cost of Sales	22,692	25,439	2,747	12.1%	2.1%	1.9%	(0.2)%
Other	20,723	27,864	7,141	34.5%	1.9%	2.1%	0.2%

	$493,538	$608,934	$115,396	23.4%	45.2%	45.5%	0.3%

Labor

        Labor expense for the three and nine months ended September 30, 2004 increased compared to the three and nine months ended September 30, 2003 as a percentage of revenue primarily due to the Hays IMS acquisition, which first entered our reported results for one month in the third quarter of 2003 and is fully included in the first nine months of 2004. Incentive compensation expense for the nine months ended September 30, 2004 was higher than incentive compensation expense for the nine months ended September 30, 2003 as a result of changes in estimates in the first quarter of 2003, which resulted in lower expenses during that period. Labor expenses have also increased as a result of higher allocations of internal information technology personnel and consultants to revenue producing projects in our digital business. These increases were partially offset by improved labor management in our off-site data protection operations. In addition, during the three months ended September 30, 2004, we experienced higher labor costs as a percentage of revenue in our U.S. records management business due to higher growth of labor expenses compared to growth in service revenue. We have implemented plans to address this labor management issue. We expect that labor expenses as a percentage of consolidated revenues in 2004 will continue to trend higher compared to 2003 as we report a full year of integrated Hays IMS operations.

Facilities

        The largest component of our facilities cost is rent expense, which increased $18.5 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 primarily as a result of increased rent in our European operations of $13.3 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. Other facilities expenses in our European operations for the nine months ended September 30, 2004 increased $13.9 million compared to the nine months ended September 30, 2003 primarily due to the growth of operations and acquisitions. Excluding our European operations, the remaining facilities expenses decreased as a result of property insurance, which decreased $3.7 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Transportation

        Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the nine months ended September 30, 2004, we experienced a $5.3 million increase in transportation expenses in our European operations as compared to the nine months ended September 30, 2003, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. An increased percentage of vehicles under operating lease, higher fuel expenses, and increased subcontracted courier expenses during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 also contributed to higher expenses.

Product Cost of Sales and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the nine months ended September 30, 2004 was lower than the nine months ended September 30, 2003 as a percentage of product revenues due to more focused selling efforts on higher margin products and improved product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Three Months Ended September 30,				Three Months Ended September 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
General and Administrative	$50,909	$64,222	$13,313	26.2%	13.3%	14.0%	0.7%
Sales, Marketing & Account Management	29,482	40,426	10,944	37.1%	7.7%	8.8%	1.1%
Information Technology	16,461	20,348	3,887	23.6%	4.3%	4.4%	0.1%
Bad Debt Expense	1,235	(2,488)	(3,723)	(301.5)%	0.3%	(0.5)%	(0.8)%

	$98,087	$122,508	$24,421	24.9%	25.7%	26.7%	1.0%

					% of Consolidated Revenues
	Nine Months Ended September 30,				Nine Months Ended September 30,
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2003	2004			2003	2004
General and Administrative	$149,971	$191,480	$41,509	27.7%	13.7%	14.3%	0.6%
Sales, Marketing & Account Management	82,006	108,627	26,621	32.5%	7.5%	8.1%	0.6%
Information Technology	50,096	56,970	6,874	13.7%	4.6%	4.3%	(0.3)%
Bad Debt Expense	3,304	(3,621)	(6,925)	(209.6)%	0.3%	(0.3)%	(0.6)%

	$285,377	$353,456	$68,079	23.9%	26.1%	26.4%	0.3%

General and Administrative

        The increase in general and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily attributable to a $26.8 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions, including Hays IMS. In our North American operations, general and administrative expenses increased as a result of higher wages due to normal inflation and merit increases, increased stock compensation expense, increased travel, recruiting, professional fees and higher insurance costs. These increases were partially offset by lower incentive compensation expenses. We expect that our general and administrative expenses as a percentage of consolidated revenues in 2004 will continue to trend higher compared to 2003, as we report a full year of integrated Hays IMS operations.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Throughout the year ended December 31, 2003 and during 2004, we have continued to invest in the expansion and improvement of our sales force and account management personnel. Excluding our European operations, since September 30, 2003, we added sales and marketing employees, enlarged our account management force and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. Our larger North American sales force generated a $6.9 million increase in sales commissions for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In addition, costs associated with our European sales and account management teams increased by $5.3 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003, due to the doubling of our sales force through the hiring of new personnel and acquisitions. We expect that sales, marketing and account management expenses will continue to increase as a percentage of consolidated revenues as we continue to expand and train our sales force and develop new marketing initiatives.

Information Technology

        Information technology expenses decreased as a percentage of consolidated revenues for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 principally due to increased utilization of existing information technology resources and increasing allocations of information technology resources to revenue producing projects in our digital business. The decrease as a percentage of consolidated revenues was partially offset by increased information technology spending in our European operations of $7.1 million for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. In addition to our European operations, during the three months ended September 30, 2004, information technology expenses increased as a result of several software development projects within our digital business.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that allowed us to continue to reduce our allowance for doubtful accounts during the nine months ended September 30, 2004.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $26.0 million to $119.9 million (9.0% of consolidated revenues) for the nine months ended September 30, 2004 from $93.9 million (8.6% of consolidated revenues) for the nine months ended September 30, 2003. Depreciation expense increased $7.7 million and $23.4 million for the three and nine months ended September 30, 2004 compared to the same periods in 2003, respectively, primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $0.2 million and $1.3 million for the three and nine months ended September 30, 2004, respectively, consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of $1.2 million. We recorded losses on disposal/writedown of property, plant and equipment, net of $1.9 million for the three and nine months ended September 30, 2003, consisting of $4.4 million of disposals and asset writedowns during the nine months ended September 30, 2003 offset by a gain of $2.5 million on the sale of a property in Texas during the first quarter of 2003.

OPERATING INCOME

        As a result of the foregoing factors, consolidated operating income increased $7.8 million, or 10.0%, to $85.0 million (18.5% of consolidated revenues) for the three months ended September 30, 2004 from $77.2 million (20.2% of consolidated revenues) for the three months ended September 30, 2003. Consolidated operating income increased $39.5 million, or 18.1%, to $257.6 million (19.2% of consolidated revenues) for the nine months ended September 30, 2004 from $218.1 million (20.0% of consolidated revenues) for the nine months ended September 30, 2003.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $16.8 million, or 15.2%, to $127.3 million (27.7% of consolidated revenues) for the three months ended September 30, 2004 from $110.4 million (28.9% of consolidated revenues) for the three months ended September 30, 2003. Consolidated OIBDA increased $65.5 million, or 21.0%, to $377.5 million (28.2% of consolidated revenues) for the nine months ended September 30, 2004 from $312.0 million (28.6% of consolidated revenues) for the nine months ended September 30, 2003.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $15.5 million to $54.3 million (11.8% of consolidated revenues) and $29.7 million to $140.4 million (10.5% of consolidated revenues) for the three and nine months ended September 30, 2004, respectively, from $38.8 million (10.2% of consolidated revenues) and $110.8 million (10.1% of consolidated revenues) for the three and nine months ended September 30, 2003, respectively. The increase of interest expense, net as a percentage of consolidated revenues is primarily due to a non-cash charge of $8.7 million due to recharacterization of the interest rate swap associated with a real estate term loan we repaid in August 2004. This charge represents the fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swap and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash settlements as required under the swap contract for the remaining term of approximately three years. Increased borrowings and a slight increase in our overall weighted average interest rate from 7.6% as of September 30, 2003 to 7.8% as of September 30, 2004 also contributed to the increase in interest expense as a percentage of revenue.

        The increase in dollar terms was primarily attributable to additional borrowings, which were used to finance our acquisitions, primarily the Hays IMS acquisition, and the charges of $8.7 million in the third quarter of 2004 and $0.8 million in the first quarter of 2004 associated with the fair market value of interest rate swaps we had used to hedge two of our real estate term loans that were repaid in March 2004 and August 2004, respectively.

Other (Income) Expense, Net

        Significant items included in other (income) expense, net include the following (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2003	2004	Change	2003	2004	Change
Foreign currency transaction (gains) losses, net	$4,838	$(2,753)	$(7,591)	$(18,796)	$2,185	$20,981
Debt extinguishment expense	5,510	29	(5,481)	21,175	2,454	(18,721)
Other, net	(5)	(255)	(250)	(18)	(403)	(385)

	$10,343	$(2,979)	$(13,322)	$2,361	$4,236	$1,875

        Foreign currency losses of $2.2 million based on period-end exchange rates were recorded in the nine months ended September 30, 2004 primarily due to the weakening of the Canadian dollar against the U.S. dollar and the weakening of the British pound sterling against the Euro offset by the strengthening of the British pound sterling against the U.S. dollar during the nine months ended September 30, 2004 as these currencies relate to our intercompany balances with our Canadian, U.K. and European subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004. For the nine months ended September 30, 2003, foreign currency gains of $18.8 million based on period-end exchange rates were recorded primarily due to the strengthening of the Canadian dollar against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary and Canadian dollar borrowings under our revolving credit facility.

        Foreign currency gains of $2.8 million based on period-end exchange rates were recorded in the three months ended September 30, 2004 primarily due to the strengthening of the Canadian dollar against the U.S. dollar offset by the weakening of the British pound sterling against both the Euro and the U.S. dollar during the three months ended September 30, 2004 as these currencies relate to our intercompany balances with and between our Canadian, U.K. and European subsidiaries, and British pounds sterling denominated debt held by our U.S. parent company. For the three months ended September 30, 2003, foreign currency losses of $4.8 million based on period-end exchange rates were recorded primarily due to the weakening of the Canadian dollar and the British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, and U.S. dollar denominated debt held by our Canadian subsidiary.

        During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the Subsidiary notes, resulting in a charge of $2.0 million and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. During the nine months ended September 30, 2003, we recorded a charge of $1.8 million related to the early retirement of our 9 1/8% Senior Subordinated Notes due 2007 in the first quarter of 2003, a charge of $13.8 million related to the early retirement of our 8 3/4% Senior Subordinated Notes due 2007 in the second quarter of 2003, and a charge of $5.5 million related to the early retirement of $50.0 million our 8 1/8% Senior Notes due 2008 in the third quarter in 2003. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing costs and discounts. We did not incur any such charges during the three months ended September 30, 2004.

Provision for Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2004 were 42.5% and 41.3%, respectively. The primary reconciling item between the statutory rate of 35% and our effective tax rate is state income taxes (net of federal benefit). Our effective tax rates were 42.7% and 42.5% for the three and nine months ended September 30, 2003, respectively. The decrease in our effective tax rate in 2004 compared to 2003 is the result of increased income earned in foreign jurisdictions that are taxed at rates lower than in the U.S. Also, the disallowance of certain intercompany interest charges by states, including a change in Massachusetts tax laws, retroactive to January 1, 2002 increased our provision for income taxes for the nine months ended September 30, 2003 by 0.8%. There may be future volatility with respect to our effective tax rate related to items including unusual unforecasted permanent items, significant changes in tax rates in foreign jurisdictions and the need for additional valuation allowances. Also, as a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2004.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.9 million (0.2% of consolidated revenues) and $2.0 million (0.1% of consolidated revenues) for the three and nine months ended September 30, 2004, respectively, compared to $1.3 million (0.3% of consolidated revenues) and $4.2 million (0.4% of consolidated revenues) for the three and nine months ended September 30, 2003, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease is a result of increased financing expenses incurred by our European operations due to the acquisition of the operations of Hays IMS and our acquisition of the remaining 49.9% equity interest in IME which was reflected for the first time during the second quarter of 2004, which were offset by the increased profitability of our South American businesses.

NET INCOME

        As a result of the foregoing factors, consolidated net income increased $3.7 million, or 24.7%, to $18.5 (4.0% of consolidated revenues) for the three months ended September 30, 2004 from net income of $14.8 million (3.9% of consolidated revenues) for the three months ended September 30, 2003. For the nine months ended September 30, 2004 consolidated net income increased $8.1 million, or 14.4%, to $64.3 million (4.8% of consolidated revenues) from net income of $56.2 million (5.1% of consolidated revenues) for the nine months ended September 30, 2003.

Segment Analysis (In Thousands)

        The results of our various operating segments are discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our off-site data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property management services in the U.S. Our international segment offers elements of our business records management and off-site data protection services lines outside the U.S. and Canada. Our corporate and other segment includes our corporate overhead functions and our fulfillment, consulting and digital archiving services.

Business Records Management

	Segment Revenue				Segment Contribution(1)		Segment Contributions as a Percentage of Segment Revenue
	September 30, 2003	September 30, 2004	Increase in Revenues	Percentage Increase in Revenues	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$260,983	$279,326	$18,343	7.0%	$74,363	$71,096	28.5%	25.5%
Nine Months Ended	762,580	823,305	60,725	8.0%	213,341	221,905	28.0%	27.0%

Items Excluded from the Calculation of Contribution

	Depreciation Amortization		Foreign Currency (Gains) Losses, Net		Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$17,571	$21,551	$2,973	$(5,439)	$1,648	$22
Nine Months Ended	52,215	62,080	(22,963)	1,055	14	(1,304)

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the three and nine months ended September 30, 2004, revenue in our business records management segment increased 7.0% and 8.0%, respectively, compared to the three and nine months ended September 30, 2003 primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including revenue from the U.S. operations of Hays IMS of $8.2 million for the nine months ended September 30, 2004), and was impacted by slower growth in service and special project revenue. In addition, favorable currency fluctuations during the three and nine months ended September 30, 2004 in Canada increased revenue $1.4 million and $5.2 million, respectively, when compared to the three and nine months ended September 30, 2003. Contribution as a percent of segment revenue decreased in the three and nine months ended September 30, 2004 due to higher transportation expenses and our increased investment in our sales and account management force, which were partially offset by reduced facility expenses. We also experienced higher labor costs as a percentage of revenue in the quarter ending September 30, 2004 due to higher growth of labor expenses compared to growth in service revenue. We have implemented plans to address this labor management issue.

Off-Site Data Protection

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2003	September 30, 2004	Increase in Revenues	Percentage Increase in Revenues	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$63,937	$70,250	$6,313	9.9%	$17,691	$20,065	27.7%	28.6%
Nine Months Ended	187,202	204,775	17,573	9.4%	52,144	58,853	27.9%	28.7%

Items Excluded from the Calculation of Contribution

	Depreciation and Amortization		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$3,555	$3,909	$107	$(109)
Nine Months Ended	10,166	10,691	1,792	(21)

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the three and nine months ended September 30, 2004, revenue in our off-site data protection segment increased 9.9% and 9.4%, respectively, compared to the three and nine months ended September 30, 2003 primarily due to internal revenue growth from both existing and new customers. Higher revenue growth rates from our electronic vaulting and intellectual property management services augmented the segment's overall revenue growth rate. Contribution as a percent of segment revenue increased primarily due to increased product sales margins, improved labor management, and stable overhead costs. This increase was partially offset by the growth of our sales and account management force.

International

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2003	September 30, 2004	Increase in Revenues	Percentage Increase in Revenues	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$49,780	$98,689	$48,909	98.3%	$11,157	$23,925	22.4%	24.2%
Nine Months Ended	121,608	279,503	157,895	129.8%	27,680	68,421	22.8%	24.5%

Items Excluded from the Calculation of Contribution

	Depreciation and Amortization		Foreign Currency (Gains) Losses, Net
	September 30, 2003	September 30, 2004	September 30, 2003	September 30, 2004
Three Months Ended	$4,410	$8,875	$(61)	3,103
Nine Months Ended	9,402	23,696	(564)	7,150

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        Revenue in our international segment increased 98.3% and 129.8% during the three and nine months ended September 30, 2004, respectively, compared to the three and nine months ended September 30, 2003, primarily due to acquisitions completed in Europe, including revenue of $31.3 million and $113.1 million from the acquisition of Hays IMS during the three and nine months ended September 30, 2004, respectively, and in South America, as well as increased sales efforts. Favorable currency fluctuations during the nine months ended September 30, 2004 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $9.3 and $29.3 million compared to the three and nine months ended September 30, 2003, respectively. Contribution as a percent of segment revenue increased primarily due to improved gross margins from our European, South American, and Mexican operations.

Corporate and Other

        The Corporate and Other segment is comprised of results from operations not discussed above including our digital and fulfillment operations and costs associated with our corporate headquarter operations. Certain costs incurred by our Corporate division were allocated to the other segments in both 2003 and 2004, primarily to our Business Records Management and Off-Site Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Revenue in our Corporate and Other segment increased $4.0 million to $11.1 million for the three months ended September 30, 2004 compared to $7.1 million for the three months ended September 30, 2003 and increased $9.6 million to $31.1 million for the nine months ended September 30, 2004 compared to $21.4 million for the nine months ended September 30, 2003. Contribution increased $2.8 million to $11.9 million for the three months ended September 30, 2004 compared to $9.1 million for the three months ended September 30, 2003 and increased $6.3 million to $27.1 million for the nine months ended September 30, 2004 compared to $20.8 million for the nine months ended September 30, 2003. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended September 30, 2004 of $7.9 million compared to $7.7 million for the three months ended September 30, 2003 and depreciation and amortization expense for the nine months ended September 30, 2004 of $23.4 million compared to $22.1 million for the nine months ended September 30, 2003, (2) foreign currency gains of $0.4 million and losses of $1.9 million for the three months ended September 30, 2004 and 2003, respectively and foreign currency gains of $6.0 million and $4.7 million for the nine months ended September 30, 2004 and 2003, respectively.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2003 and 2004 (in thousands).

	2003	2004
Cash flows provided by operating activities	$183,619	$208,979
Cash flows used in investing activities	(530,216)	(419,622)
Cash flows provided by financing activities	313,036	178,545
Cash and cash equivalents at end of period	$23,544	$44,428

        Net cash provided by operating activities was $209.0 million for the nine months ended September 30, 2004 compared to $183.6 million for the nine months ended September 30, 2003. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with growth in revenues and the resulting increase in receivables, an increase in days sales outstanding, increased cash taxes and increased purchase reserve payments year over year.

        We have made significant capital expenditures, additions to customer relationship and acquisition costs and other investments, primarily acquisitions. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the nine months ended September 30, 2004 amounted to $159.1 million and $9.5 million, respectively. For the nine months ended September 30, 2004 and 2003, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between approximately $210 million and approximately $240 million in the year ending December 31, 2004.

        In the nine months ended September 30, 2004, we paid net cash consideration of $253.5 million for acquisitions, which included $111.7 million associated with the purchase of Mentmore's 49.9% equity interest in IME. Cash flows from operations, recent borrowings under our revolving credit facilities and the net proceeds from other financing transactions funded these acquisitions.

        Since September 30, 2004, we completed four acquisitions for total consideration, including related real estate and in one case significant net operating loss carryforwards, of approximately $136 million. These transactions will be reflected in our consolidated statement of cash flows in the fourth quarter of 2004.

        Net cash provided by financing activities was $178.5 million for the nine months ended September 30, 2004. During the nine months ended September 30, 2004 we had gross borrowings under our revolving credit facilities of $862.0 million and we received net proceeds of $269.4 million from the issuance of our 7 1/4% notes. We used the proceeds from these financing transactions to repay debt and term loans ($891.1 million), retire the Subsidiary notes ($20.8 million), repay debt financing from minority shareholders, net ($41.7 million) and to fund acquisitions.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2004 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$172,184
IMI Term Loan Facility	199,500
IME Revolving Credit Facility	85,772
IME Term Loan Facility	182,140
8 1/4% Senior Subordinated Notes due 2011(1)	149,704
8 5/8% Senior Subordinated Notes due 2013(1)	481,060
7 1/4% GBP Senior Subordinated Notes due 2014(1)	269,910
7 3/4% Senior Subordinated Notes due 2015(1)	440,647
6 5/8% Senior Subordinated Notes due 2016(1)	314,441
Real Estate Mortgages	16,283
Seller Notes	10,561
Other	25,876

Long-term Debt	2,348,078
Less Current Portion	(17,923)

Long-term Debt, Net of Current Portion	$2,330,155

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

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of September 30, 2004 and December 31, 2003. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of September 30, 2004, we were in compliance with all material debt covenants and agreements.

        In January 2004, we completed an offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100.0% of par. Our net proceeds of 146.9 million British pounds sterling, after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling, to redeem $20.0 million in aggregate principal amount of our outstanding 8 1/8% Senior Notes due 2008 ("Subsidiary notes") in February 2004, to repay borrowings under our revolving credit facility, to repay $48.8 million of our term loans and to repay other indebtedness and to pay for other acquisitions.

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

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 210 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility (the "IME revolving credit facility"), which includes the ability to borrow in certain other foreign currencies, a 100 million British pounds sterling term loan (the "IME term loan facility"), and a 10 million British pounds sterling overdraft protection line. The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME's choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME's ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME's ability to pay dividends to us. Most of IME's non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME's obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Mexican or South American subsidiaries.

        In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the 135 million British pounds sterling received from IME to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations totaling $27.7 million associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. The IME Credit Agreement in conjunction with our 7 1/4% notes provided permanent financing for the Hays IMS acquisition and allowed us to maintain the economics of the transaction with respect to exchange rates as originally contemplated at the time of the acquisition. Our consolidated balance sheet as of September 30, 2004 included 147.1 million British pounds sterling ($267.9 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2004, was approximately 50 million British pounds sterling ($90.3 million).

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550.0 million and is comprised of a $350.0 million revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200.0 million term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $0.5 million began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of September 30, 2004, we had $172.2 million of borrowings under the IMI revolving credit facility, of which $6 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 211 million); we also had various outstanding letters of credit totaling $22.4 million. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2004 was $155.4 million.

        In late October, the Company began a process to raise an additional $150 million of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $0.4 million beginning in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. The transaction is expected to close by mid-November.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50.0 million British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100 million British pounds sterling term loan facility.

        Our Variable Interest Entities were financed with real estate term loans. In March 2004, approximately $104 million of these real estate term loans was repaid. In August 2004, we repaid the remaining $98.7 million of real estate term loans held by one of our Variable Interest Entities using available borrowing capacity under the IMI revolving credit facility. As a result, during the third quarter of 2004, we recorded a non-cash charge of $8.7 million due to recharacterization of the interest rate swap associated with this real estate term loan. This charge represents the fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swap and expect to enjoy the benefit of the fixed rate financing and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash settlements as required under the swap contract for the remaining term of approximately three years. See Notes 4 and 6 to Notes to Consolidated Financial Statements and "—Critical Accounting Policies."

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under our revolving credit facilities and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings.

Net Operating Loss Carryforwards

        At September 30, 2004, we had estimated net operating loss carryforwards of approximately $112 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. and certain foreign acquisitions. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire in two years. As a result of these loss carryforwards, we do not expect to pay significantly more international, U.S. federal and state income taxes in 2004 as compared to 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001, May 2001, and April 2004 we, IME, and our Variable Interest Entities, which we now consolidate, entered into a total of six derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on our term loan of an aggregate principal amount of $195.5 million, (b) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $47.5 million that have been subsequently repaid, (c) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (d) two contracts for interest payments payable on IME's term loan of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2003.

        After consideration of the swap contracts mentioned above, as of September 30, 2004, we had $157.7 million of variable rate debt outstanding with a weighted average variable interest rate of 5.3%, and $2,190.4 million of fixed rate debt outstanding. As of September 30, 2004, 93% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three and six months ended September 30, 2004 would have been reduced by $0.3 million and $1.1 million, respectively. See Note 6 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2004 included in this Form 10-Q.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our two major foreign investments in the U.K. and Canada. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4 notes, which effectively hedges most of our outstanding intercompany loan with IME. With respect to Canada, in August 2004, we repaid the remaining $98.7 million of real estate term loans by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This has created a natural hedge and will reduce our currency fluctuations with regard to our investment in IM Canada while providing IM Canada with additional borrowings and interest expenses to reduce its income tax burden. As of September 30, 2004, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4. Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        Additionally, we strive to give our shareholders as much information as possible to allow them to make their own judgments regarding our performance. In that spirit, we are presenting a summary of our approach and progress in meeting the requirements of the SEC's rules under Section 404 of the Sarbanes-Oxley Act of 2002 ("Section 404").

        We are steadily working towards achieving compliance with Section 404, requiring us to document, assess and test our system of internal controls over financial reporting. We selected the framework developed by the Committee of Sponsoring Organizations ("COSO") of the Treadway Commission to assess the design effectiveness of our internal controls over financial reporting. We began with an extensive planning effort, where we identified our critical processes and significant accounts across all of our business units and corporate support groups around the world. Our effort includes, to varying degrees, our operations within North America, Europe, and Latin America. It also includes our information technology functions that are critical to supporting our business operations.

        Our North American operations are comprised of our U.S. and Canadian business records management, off-site data protection, electronic records divisions, and all of our corporate functions. We completed the documentation of all risks and controls in these areas and we are fully engaged in our internal testing phase. To date, we have not identified any significant issues which we anticipate will not be remediated prior to December 31, 2004.

        Our European operations, which comprise approximately 19% of our consolidated revenues, have undergone dramatic changes due to numerous acquisitions and significant internal growth over the past few years. Revenue in our European operations has grown from approximately $100 million in 2002 to expected annual revenue of greater than $300 million for 2004. Over this period, we engaged in significant merger integration activities. These include customer focused activities, information system conversions, facilities rationalization, and various other activities. Also, as part of the Hays integration, we identified the need to consolidate the existing accounting operations with the Hays accounting operations. As such, during 2003, we began planning the transition to a new accounting operations center. We began processing in this new accounting operations center during June 2004. Part of this implementation was to hire approximately 45 new employees to process most financial transactions for the United Kingdom. As such, the average tenure of our accounting staff in the new accounting operations center is less than one year. All of these activities make our Section 404 assessment process in Europe more challenging to complete than in our other operations.

        Within our European operations, we are finalizing the documentation of our risks and controls and started our internal testing phase. During these phases, we identified opportunities to strengthen our internal controls over financial reporting. We implemented improvements in our internal controls over financial reporting including preparing and reviewing account reconciliations on a more timely basis, obtaining more complete information in order to prepare certain account analysis and judgmental estimates, and strengthening our local monitoring controls. We are developing remediation plans for identified improvement areas, some of which are currently being implemented. Remediation plans include the hiring of temporary and permanent resources as well as implementing and improving processes, systems, and controls within our European operations. We believe that we have put in place sufficient processes and controls to ensure that our SEC reports fairly present in all material respects our results of operations and cash flows for the periods presented and that such information is recorded, summarized and reported within the time periods specified by the SEC. We are devoting significant internal and external resources to the Section 404 assessment within our European operations and will consider the status of these matters when assessing the effectiveness of the Company's internal control over financial reporting as of December 31, 2004.

        Our information technology functions include all of our general computer controls, controls supporting our significant billing and enterprise resource planning systems, and network controls that support our critical processes and significant accounts. Our efforts in our information technology area closely mirror the progress within our business processes in North America and Europe. We are fully engaged in our internal testing for North America and recently began our internal testing in Europe. To date, we have not identified any significant issues which we anticipate will not be remediated prior to December 31, 2004.

        The COSO framework that we adopted also requires us to assess our corporate control environment, which includes concepts such as "tone-at-the-top", attitudes towards internal controls, competency of the employee base, and overall management style. We are currently utilizing a variety of techniques to assess the corporate control environment including, but not limited to, face-to-face interviews, employee surveys, a review of Board of Directors and executive management communication, and a review of hiring and training practices. Additionally, as required by Section 404, we began the review of the design and assessment of the effectiveness of our anti-fraud controls throughout the organization. We included all of our operations within the process and will be conducting testing at all our business units regardless of size.

        During our Section 404 readiness assessment, we made enhancements to our internal control over financial reporting including documentation, monitoring and review, approvals, fraud deterrence, and segregation of duties. We are continuing our assessment, remediation efforts, and testing in order to meet the requirements of Section 404. Therefore, we cannot offer assurances as to the ultimate conclusion of our final assessment or represent that there will not be any reportable conditions or material weaknesses that would be required to be disclosed at December 31, 2004.

Part II. Other Information

Item 1. Legal Proceedings

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, the arbitrator in our arbitration proceeding against J. Peter Pierce did not find the evidence provided by us sufficient to rule in our favor on the particular claims at issue and, in response to that decision, we filed a motion to vacate the arbitrator's decision and award in the Superior Court for Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We have appealed the court's decision to the Appellate Division of the New Jersey Superior Court. Mr. Pierce filed a motion to dismiss the appeal. The motion to dismiss filed by Mr. Pierce was denied. In the meanwhile, on September 13, 2004, the arbitrator issued a final award, granting Mr. Pierce indemnification for legal expenses incurred in the arbitration in the amount of approximately $1.6 million. Mr. Pierce brought an action in the Superior Court for Middlesex County to confirm such award and such court issued an order to show cause. We opposed this action and filed a motion to dismiss Mr. Pierce's claims and vacate the arbitration award, or in the alternative, for a stay pending disposition of the pending appeal regarding the motion to vacate.

        As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2003, six lawsuits were outstanding against us by certain of our customers or abutters and/or their insurers in connection with the arson that resulted in damage to one and destruction of another records and information management services facility in South Brunswick Township, New Jersey in March 1997. As a result of a mediation in August, 2004, the parties to these six lawsuits entered into a written settlement of these matters. Pursuant to the settlement agreement, the Company contributed $0.5 million to a settlement fund in exchange for a complete release. The Superior Court for Middlesex County, New Jersey has, therefore, dismissed all of these cases. In addition, our insurers reimbursed us for the costs of the defense.

        Other than the matters discussed above, there have been no material developments during the third quarter of 2004 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2003 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2004 and June 30, 2004.

Item 6. Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation, as amended.
3.2	Amended and Restated By-Laws, as amended.
31.1	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required by Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
NOVEMBER 9, 2004 (DATE)	BY:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)

QuickLinks

Index
  Part I. Financial Information
  Item 1. Unaudited Consolidated Financial Statements
Consolidated Balance Sheets at December 31, 2003 and September 30,2004 (Unaudited)
Consolidated Statements of Operations for the Three Months Ended September 30, 2003 and 2004 (Unaudited)
Consolidated Statements of Operations for the Nine Months Ended September 30, 2003 and 2004 (Unaudited)
Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and 2004 (Unaudited)
Notes to Consolidated Financial Statements
IRON MOUNTAIN INCORPORATED
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk.
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 6. Exhibits
SIGNATURES