Form 10-K
period 2004-12-31
IRON MOUNTAIN INC/PA
filed 2005-03-16
CIK 1020569

Use these links to rapidly review the document
Table of Contents

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

        As of June 30, 2004, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $2,120,312,025 based on the closing price on the New York Stock Exchange on such date.

        Number of shares of the registrant's Common Stock at March 2, 2005: 129,889,755

IRON MOUNTAIN INCORPORATED
2004 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company", "we", "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

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

  •
  the cost and availability of financing for contemplated growth;

  •
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

ii

PART I

Item 1. Business.

A. Development of Business.

        We are the leader in information storage and protection services. We are an international, full-service provider of information storage and protection and related services, enabling customers to outsource these functions. We have a diversified customer base comprised of numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment, and government organizations, including more than 95% of the Fortune 1000 and more than two-thirds of the FTSE 100. Our comprehensive solutions help customers save money and manage risks associated with legal and regulatory compliance, protection of vital assets, and business continuity challenges.

        Our core records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements; implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper, which is the dominant form of records storage, flexible retrieval access and retention management; digital archiving services for secure, legally compliant and cost-effective long-term archiving of electronic records; secure shredding services that ensure privacy and a secure chain of record custody; and specialized services for vital records, film and sound and regulated industries such as healthcare, energy and financial services.

        Our data protection services include: disaster preparedness planning support; secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus; electronic vaulting to provide managed, online data backup and recovery services for personal computers and server data; and intellectual property management services consisting of escrow services to protect and manage source code and other proprietary information with a trusted, neutral third party and domain name management services.

        In addition to our core records management and data protection services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

        Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 54th year, we have experienced tremendous growth and organizational change, particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have built ourselves from a regional business with limited product offerings and annual revenues of $104 million in 1995 into the leader in information storage and protection services, providing a full range of services to customers in markets around the world. For the year ended December 31, 2004, we had total revenues of $1.8 billion.

        Our growth since 1995 has been accomplished primarily through the acquisition of U.S. and international information storage and protection services companies. The goal of our current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both in the U.S. and internationally. Having substantially completed our North American geographic expansion by the end of 2000, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This was also the case in 2002 and 2003. In 2004, revenue growth from acquisitions exceeded internal revenue growth due primarily to the acquisition of the records management operations of Hays plc ("Hays IMS") in July 2003. In the absence of unusual acquisition activity, we expect to achieve most of our revenue growth internally in 2005 and beyond. We expect to achieve our internal revenue growth through a sophisticated sales and account management coverage model that is designed to drive incremental revenue by acquiring new customer relationships, increasing the revenue generated by existing customer relationships and by effectively selling a wide range of records management and data protection services to expand our new and existing customer relationships.

        In February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore plc ("Mentmore") in Iron Mountain Europe Limited ("IME"), our European joint venture, for total consideration of 82.5 million British pounds sterling ($154 million) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gave us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility.

        In November 2004, we acquired Connected Corporation ("Connected") for total cash consideration of $109 million (net of cash acquired). Connected is the technology and market leader in the protection, archiving and recovery of distributed data. Our acquisition of Connected builds on our mission to protect our customers' information and protect our customers through compliant records management.

        As of December 31, 2004, we provided services to over 235,000 customer accounts in 85 markets in the U.S. and 63 markets outside of the U.S., employed over 14,500 people and operated approximately 830 records management facilities in the U.S., Canada, Europe and Latin America.

B. Description of Business.

The Information Storage and Protection Services Industry

Overview

        Companies in the information storage and protection services industry store and manage information in a variety of media formats, which can broadly be divided into physical and electronic records, and provide a wide range of services related to the records stored. We refer to our general physical records storage and management services as records management. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. We include in our electronic records storage and management services (1) data protection and (2) digital archiving services.

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive physical records are the principal focus of the information storage and protection services industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by a information storage and protection services vendor. Special regulatory requirements often apply to medical records.

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to maintain backup copies of their data in order to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites.

        In addition to the physical rotation and storage of backup data, we offer electronic vaulting services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Electronic vaulting is a Web-based service that automatically backs up computer data over the Internet and stores it off site in one of our secure data centers. In early 2003, we announced an expansion of the electronic vaulting service to include backup and recovery for personal computer data, answering customers' needs to protect critical business data, which is often unprotected on employee laptops and desktop personal computers. In November 2004, we acquired Connected, the market leader in the backup and recovery of this distributed data. We refer to the physical rotation and storage of backup data and electronic vaulting as data protection services.

        There is a growing need for better ways of archiving data for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data in electronic format, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services. We have experienced early market adoption of these services, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

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

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented information storage and protection services industry in North America from 1995 to 2000 and at a slower but continuing pace in recent years. Most information storage and protection services companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend, both in North America and other regions, will continue because of the industry's capital requirements for growth, opportunities for large information storage and protection services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, customers increasingly demand a single, large, sophisticated company to handle all of their important physical and electronic records needs. Large national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and intend to continue to make, acquisitions of our competitors, many of whom are small, single-city operators.

Description of Our Business

        We generate our revenues by providing storage for a variety of information media formats, core records management services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced storage for records and information is the mainstay of our customer relationships and provides the foundation for our revenue growth. The core services, which are a vital part of a comprehensive records management program, are highly recurring in nature and therefore very predictable. Core services consist primarily of the handling and transportation of stored records and information. In our secure shredding business, core services consist primarily of the scheduled collection and handling of sensitive records. In 2004, our storage and core service revenues represented approximately 86% of our total revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling records management services related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by our business records and data protection businesses includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property management services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our fulfillment, consulting and digital archiving services. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our business records management, data protection, international, and corporate and other operating segments and other relevant data, including financial information about geographic areas, for fiscal years 2002, 2003 and 2004 are set forth in Note 12 to Notes to Consolidated Financial Statements.

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

Data Protection

        Data protection services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various proprietary information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution. In addition, we offer electronic vaulting services as part of our data protection services product line. Our electronic vaulting service automatically backs up personal computer and server data over the Internet and stores it off site in one of our secure data centers, always available in the event of a disaster.

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

Vital Records Services

        Vital records contain critical or irreplaceable data such as master audio and video recordings, film and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. Our charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage functions. We provide the same ancillary services for vital records as we provide for our other storage operations.

Service and Courier Operations

        Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, and destruction of records. Service charges are generally assessed for each procedure on a per unit basis. The SafekeeperPLUS® system controls the service processes from order entry through transportation and invoicing for business records management while the MediaLink™ and SecureBase™ systems manage the process for the data protection services business.

        Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2004, we were utilizing a fleet of approximately 2,900 owned or leased vehicles.

Secure Shredding

        Secure shredding is a natural extension of our records management services, completing the life cycle of a record. The service involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. We believe that customers are motivated by increased privacy regulation and the desire to protect their proprietary trade secrets. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers in all of our existing business records management markets throughout the U.S. and Canada. We seek to expand our presence in this business through acquisitions and internal start-ups that leverage our existing records management infrastructure.

Intellectual Property Management Services

        We provide intellectual property management services through our wholly-owned subsidiary, Iron Mountain Intellectual Property Management, Inc. ("IPM"). IPM specializes in third party technology escrow services that protect intellectual property assets such as software source code. In addition, IPM assists in securing intellectual property as collateral for lending, investments and joint ventures, in managing domain name registrations and transfers, and in providing expertise and assistance to brokers and dealers in complying with electronic records regulations of the SEC.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, COMAC, Inc. ("COMAC"). COMAC stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. In addition, COMAC assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in information storage and protection services to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

        We also sell: (1) a full line of specially designed corrugated cardboard, metal and plastic storage containers; (2) magnetic media products including computer tapes, cartridges and drives, tape cleaners and supplies and CDs; and (3) computer room equipment and supplies such as racking systems, furniture, bar code scanners and printers.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our revenues. The historical predictability of this revenue stream and the resulting operating income before depreciation and amortization ("OIBDA")1 allow us to operate with a high degree of financial leverage. Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

1
For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

•
Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Our quarterly revenues from these fixed periodic storage fees have grown for 64 consecutive quarters. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. In each of the last five years, storage revenues, which are stable and recurring, have accounted for over 57% of our total revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

•
Historically Non-Cyclical Storage Business.  We have not experienced any significant reductions in our storage business as a result of past general economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records management services programs in-house. However, during this most recent economic slowdown, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors is the continued growth of our storage revenue base, albeit at a lower rate.

•
Inherent Growth from Existing Physical Records Customers.  Our physical records customers have on average generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We estimate that inherent growth from existing customers represents approximately half of total net volume growth in North America. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; and (3) the costs and inconvenience of moving storage operations in-house or to another provider of information storage and protection services.

•
Diversified and Stable Customer Base.  As of December 31, 2004, we had over 235,000 customer accounts in a variety of industries. We currently provide services to numerous commercial, legal,

    banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and more than two-thirds of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2004. For the years 2002 through 2004, the average volume reduction due to customers terminating their relationship with us was less than 2%.

  •
  Capital Expenditures Related Primarily to Growth.  Our information storage and protection business requires limited annual capital expenditures made in order to maintain our current revenue stream. For the years 2002 through 2004, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. In addition, since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have exceeded the aggregate acquisition consideration we conveyed in both 2001 and 2002. Although this was not the case in 2003 due to the acquisition of Hays IMS and in 2004 due to the acquisition of Connected and the 49.9% equity interest held by Mentmore in IME, we expect this to be the case in 2005 and thereafter.

Growth Strategy

        Our objective is to maintain our position as the leader in information storage and protection services. In the U.S. and Canada, we seek to be one of the largest information storage and protection services providers in each of our geographic markets. Internationally, our objectives are to continue to capitalize on our expertise in the information storage and protection services industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (1) increased business with existing customers; (2) the addition of new customers; (3) the introduction of new products and services such as secure shredding, electronic vaulting and digital archiving; and (4) selective acquisitions in new and existing markets.

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

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by reallocating our sales resources based on a more sophisticated segmentation of our customer base and selling additional business records management and data protection services within our existing customer relationships. We also seek to leverage existing business relationships with our customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

Addition of New Customers

        Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships, (2) generating additional revenue from existing customers and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management. As a result of acquisitions and our decision to recruit additional qualified sales professionals, we have increased the size of our sales force to approximately 700 such professionals as of December 31, 2004 from approximately 450 as of December 31, 2002.

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

Growth through Acquisitions

        Our acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through "fold-in" acquisitions. We have a successful record of acquiring and integrating information storage and protection services companies. Between January 1, 1996 and December 31, 2000, the height of our acquisition activity, we completed 78 acquisitions in North America, Europe and Latin America for total consideration of approximately $2 billion, including approximately $1.0 billion associated with our merger with Pierce Leahy Corp. ("Pierce Leahy") in February 2000. During that period, we substantially completed our geographic expansion in North America and began to expand in Europe and Latin America. Between January 1, 2001 and December 31, 2004, we completed an additional 63 acquisitions for total consideration of approximately $890 million, primarily in the information storage and protection services industry in North America, Europe and Latin America and the secure shredding industry in North America. The major transactions during this period included the Hays IMS acquisition in July 2003 for approximately $333 million, the acquisition of the 49.9% interest held by Mentmore in IME for approximately 82.5 million British pounds sterling ($154 million) in cash in February 2004 and the Connected acquisition in November 2004 for approximately $109 million, net of cash acquired.

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

International Growth Strategy

        We also intend to continue to make acquisitions and investments in information storage and protection services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, information storage and protection services companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for significant growth. Since beginning our international expansion program in January 1999, we have directly and through joint ventures, expanded our operations into 20 countries in Europe and Latin America. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe and Latin America. We began our international expansion by acquiring a 50.1% controlling interest in each of our Iron Mountain Europe Limited, Iron Mountain South America, Ltd. ("IMSA") and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries. IMSA has in some cases bought controlling, yet not full, ownership in local businesses in order to enhance our local market expertise. We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information storage and protection services industry, our access to capital and our technology, and we benefit from our local partner's knowledge of the market, relationships with customers and their presence in the community.

        Our long-term goal is to acquire full ownership of each such business. To that end, in February 2004 we acquired the 49.9% equity interest held by Mentmore in IME and in January 2005 we acquired the 49.9% equity interest in IMSA held by Compass Capital Fund L.P. In addition, we have bought out partnership interests, in whole or in part, in Chile, Mexico, Eastern Europe and the Netherlands. As a result of these transactions we have direct ownership of more than 98% of our international operations.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2002, 2003 and 2004 are set forth in Note 12 to Notes to Consolidated Financial Statements. For the years ended December 31, 2002, 2003 and 2004, we derived approximately 14%, 19% and 27%, respectively, of our total revenues from outside of the U.S. As of December 31, 2002, 2003 and 2004, we have long-lived assets of approximately 16%, 27% and 31%, respectively, from outside of the U.S.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. We track customer accounts based on invoices. Accordingly, depending upon how many invoices have been arranged at the request of a customer, one organization may represent multiple customer accounts. As of December 31, 2004, we had over 235,000 customer accounts in a variety of industries. We currently provide services to numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and more than two-thirds of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the year ended December 31, 2004.

Competition

        We compete with our current and potential customers' internal information storage and protection services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information storage and protection services.

        We compete with multiple information storage and protection services providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively based on these factors.

        We also compete with other information storage and protection services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to the information storage and protection services business and such acquisition candidates or focus their strategy on our markets, our results of operations could be adversely affected.

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

Employees

        As of December 31, 2004, we employed over 9,500 employees in the U.S. and over 5,000 employees outside of the U.S. At December 31, 2004, an aggregate of 460 employees were represented by unions in California and two cities in Canada.

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

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate excess policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry are: workers compensation, general liability, umbrella, automobile, professional and directors and officers liability policies, subject to certain policy conditions, sublimits and deductibles. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

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

        We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investor Relations" category on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are electronically filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and are available on our website www.ironmountain.com under the heading "Corporate Governance".

Item 2. Properties.

        As of December 31, 2004, we conducted operations through 627 leased facilities and 206 facilities that we own. Our facilities are divided among our reportable segments as follows: Business Records Management (563), Data Protection (63), International (193) and Corporate and Other (14). These facilities contain a total of 51.7 million square feet of space. Facility rent expense was $112.8 million and $134.4 million for the years ended December 31, 2003 and 2004, respectively. The leased facilities typically have initial lease terms of ten years with options to renew for an additional five to ten years. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe and Latin America, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 13 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

Pierce, H-W Associates, Pioneer and Sequedex Proceedings

        We are involved as a plaintiff or defendant in a series of actions in New Jersey and Pennsylvania generally involving or arising out of assertions by Iron Mountain Incorporated that J. Peter Pierce, Sr. and others engaged in conduct in respect of an entity, Sequedex, LLC ("Sequedex"), that constituted a breach of Mr. Pierce's contractual and fiduciary obligations to us. The following is a summary of each of those cases.

        On March 28, 2002, we and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we alleged that defendant J. Peter Pierce, Sr., a former member of our Board of Directors and the former President of IMIM until his termination without cause effective June 30, 2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with us, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the records and information management services industry. The complaint also alleged that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserted claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM, dated September 6, 2000. The litigation sought injunctions in respect of certain matters and recovery of damages against the defendants.

        On April 12, 2002, we also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, office of the American Arbitration Association (the "AAA") pursuant to an arbitration clause in the employment agreement between us and Mr. Pierce. In the arbitration, Mr. Pierce counterclaimed for indemnification of his expenses, including attorneys' fees. We disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding. On February 25, 2003, in response to our request, the AAA removed the arbitrator. The arbitration proceeding was transferred by agreement of the parties to ADR Options, Inc. On February 4, 2004, the arbitrator rendered a decision. The arbitrator did not find the evidence provided by us in our action against Mr. Pierce sufficient to rule in our favor on the particular claims at issue. In addition, the arbitrator ruled that, pursuant to an indemnification provision in Mr. Pierce's employment agreement, we must pay Mr. Pierce's attorneys fees and costs that are attributable to this single arbitration. The arbitrator established a procedure to ascertain the amount of these fees and expenses. We filed a motion to vacate the arbitrator's decision and award in Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We appealed the court's decision to the Appellate Division of the New Jersey Superior Court and voluntarily withdrew, without prejudice, the claims in that case other than those purportedly covered by the arbitration decision. Mr. Pierce filed a motion to dismiss the appeal, which was denied by the Appellate Division. Mr. Pierce subsequently filed an opposition to the appeal. The parties are awaiting notice of a hearing date for the appeal.

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

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against us. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $0.1 million. We have denied the material allegations in the complaint filed against us by H-W Associates and the other plaintiffs and have since filed counterclaims against the plaintiffs alleging tortious interference with our business relationship with one of our longstanding customers. Certain discovery has been undertaken.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of Iron Mountain and Schooner is a shareholder of Iron Mountain. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Thomas Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling our employees and other third parties that Mr. Pierce breached his employment agreement with us, misappropriated and used our confidential information, breached his fiduciary duties to our shareholders and assisted Sequedex, then a competitor of ours, in unfairly competing with us. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5.0 million. We and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases and the court has issued a notice of its intention to dismiss the case for inactivity unless a party gives written notice of his or its intention to proceed by April 15, 2005.

        On September 10, 2003, IMIM filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania in a matter related to the litigation between Iron Mountain Incorporated and Sequedex, Mr. Pierce and others disclosed above. The new matter named Sequedex, J. Michael Gold and Peter Hamilton as defendants, and alleges that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleged unlawful interference with IMIM's contractual relationship with a certain customer and other matters. The defendants filed preliminary objections to our complaint and we answered those preliminary objections. This matter has been voluntarily dismissed without prejudice.

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

        The defendants in all three cases denied the material allegations in IMIM's complaints and asserted various affirmative defenses. Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain Incorporated. The counterclaims and third party complaints asserted claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation, and sought approximately $58 million in damages, plus unspecified punitive damages. A trial of the three actions in which the Sequedex counterclaims and third party complaints were asserted occurred in April and May of 2004. On June 18, 2004, the Court

held that the three individual defendants had not violated their covenants not to compete and had not misappropriated any of IMIM's trade secrets or confidential information, that Sequedex had not tortiously interfered with those agreements, and that IMIM and Iron Mountain Incorporated had not interfered with any of Sequedex's potential or actual business relationships and had not disparaged or defamed Sequedex. The Court thus entered a judgment dismissing all claims and counterclaims. Sequedex appealed the Court's decision to the Appellate Division of the New Jersey Superior Court. Iron Mountain Incorporated and IMIM filed an appellate brief in opposition to Sequedex's appeal. We intend to oppose the appeal by Sequedex vigorously. The parties are awaiting notice of a hearing date for the appeal.

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

        The outcome of Pierce, H-W Associates, Pioneer and Sequedex proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2004.

PART II

Item 5. Market for the Registrant's Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange ("NYSE") under the symbol "IRM." On May 27, 2004, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on June 30, 2004 to all shareholders of record as of the close of business on June 15, 2004.

        The following table sets forth the high and low sale prices on the NYSE, for the years 2003 and 2004, giving effect to such stock split:

	Sale Prices
	High	Low
2003
First Quarter	$26.33	$20.15
Second Quarter	27.09	24.42
Third Quarter	26.63	22.37
Fourth Quarter	26.77	23.19
2004
First Quarter	$30.75	$25.83
Second Quarter	32.77	27.95
Third Quarter	33.94	30.21
Fourth Quarter	35.09	28.80

        The closing price of our common stock on the NYSE on March 2, 2005 was $30.45. As of March 2, 2005, there were 529 holders of record of our common stock. We believe that there are more than 24,000 beneficial owners of our common stock.

        The only dividends we have paid on our common stock during the last two years was the stock dividend paid in connection with the stock split referenced above. Our Board currently intends to retain future earnings, if any, for the development of our business and does not anticipate paying cash dividends on our common stock in the foreseeable future. Any determinations by our Board to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations and business requirements. Our Amended and Restated Credit Agreement dated July 8, 2004 contains provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

        The following table sets forth our common stock repurchased for the three months ended December 31, 2004:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2004-December 31, 2004	10,379	$30.45	—	—

Total	10,379	$30.45	—	—

(1)
Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

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

	Year Ended December 31,
	2000(1)	2001(1)	2002(1)(2)	2003(2)	2004(2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$585,664	$694,474	$759,536	$875,035	$1,043,366
Service and Storage Material Sales	418,501	491,244	558,961	626,294	774,223

Total Revenues	1,004,165	1,185,718	1,318,497	1,501,329	1,817,589
Operating Expenses:
Cost of Sales (excluding depreciation)(3)	500,565	576,538	622,299	680,747	823,899
Selling, General and Administrative(3)	246,998	307,800	333,050	383,641	486,246
Depreciation and Amortization	126,662	153,271	108,992	130,918	163,629
Stock Option Compensation Expense	15,110	—	—	—	—
Merger-related Expenses	9,133	3,673	796	—	—
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	148	320	774	1,130	(681)

Total Operating Expenses	898,616	1,041,602	1,065,911	1,196,436	1,473,093
Operating Income	105,549	144,116	252,586	304,893	344,496
Interest Expense, Net	117,975	134,742	136,632	150,468	185,749
Other Expense (Income), Net	10,865	37,485	1,435	(2,564)	(7,988)

(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(23,291)	(28,111)	114,519	156,989	166,735
Provision for Income Taxes	6,758	17,875	47,318	66,730	69,574
Minority Interests in (Losses) Earnings of Subsidiaries, Net	(2,224)	(1,929)	3,629	5,622	2,970

(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(27,825)	(44,057)	63,572	84,637	94,191
Income from Discontinued Operations (net of tax)	—	—	1,116	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(6,396)	—	—

Net (Loss) Income	$(27,825)	$(44,057)	$58,292	$84,637	$94,191

Net (Loss) Income per Common Share—Basic:
(Loss) Income from Continuing Operations	$(0.23)	$(0.35)	$0.50	$0.66	$0.73
Income from Discontinued Operations (net of tax)	—	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(0.05)	—	—

Net (Loss) Income—Basic	$(0.23)	$(0.35)	$0.46	$0.66	$0.73

Net (Loss) Income per Common Share—Diluted:
(Loss) Income from Continuing Operations	$(0.23)	$(0.35)	$0.49	$0.65	$0.72
Income from Discontinued Operations (net of tax)	—	—	0.01	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	(0.05)	—	—

Net (Loss) Income—Diluted	$(0.23)	$(0.35)	$0.45	$0.65	$0.72

Weighted Average Common Shares Outstanding—Basic	119,532	125,499	126,977	127,901	129,083

Weighted Average Common Shares Outstanding—Diluted	119,532	125,499	129,107	130,077	131,176

(footnotes follow)

	Year Ended December 31,
	2000(1)		2001(1)		2002(1)		2003		2004
	(In thousands)
Other Data:
OIBDA (4)	$232,211		$297,387		$361,578		$435,811		$508,125
OIBDA Margin (4)	23.1%		25.1%		27.4%		29.0%		28.0%
Ratio of Earnings to Fixed Charges	0.8	x(5)	0.8	x(5)	1.6	x	1.8	x	1.7	x
	As of December 31,
	2000(1)	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$6,200	$21,359	$56,292	$74,683	$31,942
Total Assets	2,659,096	2,859,906	3,230,655	3,892,099	4,442,387
Total Long-Term Debt (including Current Portion of Long-Term Debt)	1,355,131	1,496,099	1,732,097	2,089,928	2,478,022
Shareholders' Equity	924,458	885,959	944,861	1,066,114	1,218,568

Reconciliation of OIBDA to Operating Income and Net (Loss) Income:

	Year Ended December 31,
	2000(1)	2001(1)	2002(1)(2)	2003(2)	2004(2)
	(In thousands)
OIBDA	$232,211	$297,387	$361,578	$435,811	$508,125
Less: Depreciation and Amortization	126,662	153,271	108,992	130,918	163,629

Operating Income	105,549	144,116	252,586	304,893	344,496
Less: Interest Expense, Net	117,975	134,742	136,632	150,468	185,749
Other Expense (Income), Net	10,865	37,485	1,435	(2,564)	(7,988)
Provision for Income Taxes	6,758	17,875	47,318	66,730	69,574
Minority Interests in (Losses) Earnings of Subsidiaries	(2,224)	(1,929)	3,629	5,622	2,970
Income from Discontinued Operations (net of tax)	—	—	(1,116)	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	—	—	6,396	—	—

Net (Loss) Income	$(27,825)	$(44,057)	$58,292	$84,637	$94,191

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

(3)
Effective January 1, 2003, we began using the fair value method of accounting in our financial statements using the prospective method in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." As a result, we recorded $1,664 and $3,857 for the years ended December 31, 2003 and 2004, respectively, associated with such stock compensation expenses.

(4)
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

Overview

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues, which are considered a key performance indicator for the information storage and protection services industry, consist of largely recurring periodic charges related to the storage of materials (either on a per unit or per cubic foot of records basis), which are typically retained by customers for many years, and have accounted for over 57% of total consolidated revenues in each of the last five years. Our quarterly revenues from these fixed periodic storage fees have grown for 64 consecutive quarters. In certain circumstances, based upon customer requirements, storage revenues include periodic charges associated with normal, recurring service activities. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of storage materials. Related core service revenues arise from additions of new records, temporary removal of records from storage, refiling of removed records, destructions of records, permanent withdrawals from storage and the secure shredding of sensitive records. Our complementary services revenues arise from special project work, providing fulfillment services, consulting services and sales of software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies. Courier operations consist primarily of the pickup and delivery of records upon customer request. Customers are generally billed on a monthly basis on contractually agreed-upon terms. Our consolidated revenues are subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2003 and 2004, we derived 19.0% and 26.8%, respectively, of our total revenues from outside the U.S. The increase in total revenues derived from outside the U.S. is primarily a result of our acquisition of Hays IMS.

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

        The expansion of our European operations, including the acquisition of Hays IMS, and secure shredding operations has resulted in changes to the mix of certain cost of sales components. Our European and secure shredding operations are more labor intensive; therefore, our labor expense will be higher as a percentage of revenue as compared to our North American information storage and protection operations. In addition, our secure shredding operations incur higher transportation costs and lower facility costs, as a percentage of consolidated revenue, as compared to our North American information storage and protection operations.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. Our adoption of the measurement provisions of SFAS No. 123 as amended by SFAS No. 148 has resulted in increasing amounts of selling, general and administrative expenses. We began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. The overhead structure of our expanding European operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European operations become a more meaningful percentage of our consolidated results.

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationships and acquisition costs.

        In February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore in IME. This transaction had no material impact on revenue or operating income since we already fully consolidate IME's financial results. Since we have used the purchase method of accounting for this acquisition, 49.9% of the net assets of IME have been adjusted to reflect their fair market value if different from their carrying value on the acquisition date. As a result, this transaction increased depreciation and amortization expenses. Additionally, we have recorded an increase in interest expense, net associated with debt used to fund this acquisition and no longer record the minority interest in earnings of subsidiaries, net related to Mentmore's ownership interest in IME.

        Our consolidated expenses are subject to variations caused by the net effect of foreign currency translation on expenses incurred by our entities outside the U.S. During 2004, we have seen increases in both revenues and expenses as a result of the strengthening of the British pound sterling, the Euro, and the Canadian dollar against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations. Given the relative increase in our international operations, these fluctuations may become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations of our operating income, operating margin and net income is mitigated.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Year Ended December 31,
	2002	2003	2004
OIBDA	$361,578	$435,811	$508,125
Less: Depreciation and Amortization	108,992	130,918	163,629

Operating Income	252,586	304,893	344,496
Less: Interest Expense, Net	136,632	150,468	185,749
Other Expense (Income), Net	1,435	(2,564)	(7,988)
Provision for Income Taxes	47,318	66,730	69,574
Minority Interest	3,629	5,622	2,970
Income from Discontinued Operations	(1,116)	—	—
Cumulative Effect of Change in Accounting Principle	6,396	—	—

Net Income	$58,292	$84,637	$94,191

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts and credit memos, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

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

        Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and more recently, SFAS No. 141, "Business Combinations." Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2004 would differ meaningfully from preliminary estimates. See Note 7 to Notes to Consolidated Financial Statements.

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

        Our acquisitions have resulted in a significant accumulation of goodwill. Beginning on January 1, 2002, we ceased to amortize goodwill in accordance with SFAS No. 142. We reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6.4 million (net of minority interest of $8.5 million), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in our consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6.4 million charge related to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. At the time of the impairment, we had a controlling interest in Iron Mountain South America, Ltd ("IMSA") and the remainder was owned by an unaffiliated entity; in January 2005 we acquired the unaffiliated entity's interest in IMSA. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This caused the minority interest portion of the non-cash goodwill impairment charge ($8.5 million) to exceed our portion of the non-cash goodwill impairment charge ($6.4 million). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2004 and noted no impairment of goodwill at our reporting units as of that date. As of December 31, 2004, no factors were identified that would alter this assessment.

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. As of December 31, 2003 and 2004, our allowance for doubtful accounts and credit memos balance totaled $20.9 million and $13.9 million, respectively. The decrease in the allowance for doubtful accounts and credit memos as of December 31, 2004 compared to December 31, 2003 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that enabled us to significantly reduce our allowance for doubtful accounts and credit memos. This decrease was partially offset by an increase in the allowance for doubtful accounts and credit memos associated with businesses acquired during the year ended December 31, 2004.

Accounting for Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on its balance sheet and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (1) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment; (2) a hedge of the exposure to variable cash flows of a forecasted transaction; or (3) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and resulting designation. Unrealized gains and losses are recognized each period as other comprehensive income which is a component of accumulated other comprehensive items included in shareholders' equity, assets and liabilities or earnings depending on the nature of such derivatives. See Note 4 to Notes to Consolidated Financial Statements for a detailed description of our derivative instruments.

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

        Although we apply some judgment in the assessment of hedge effectiveness to designate certain derivatives as hedges, the nature of the contracts used to hedge the underlying risks is such that the correlation of the changes in fair values of the derivatives and underlying risks is generally high. We had net interest rate risk management liabilities of $11.3 million related to cash flow hedges at December 31, 2004. During the year ended December 31, 2004, we recorded charges totaling $9.5 million due to the recharacterization of interest rate swaps associated with our real estate term loans. As of December 31, 2004, we had $2.7 million, net of tax of unrealized losses included in other comprehensive income in shareholders' equity.

        We provided the initial financing totaling 190.5 million British pounds sterling to IME for all of the consideration associated with the July 2003 acquisition of the European operations of Hays IMS using cash on hand and borrowings under our revolving credit facility. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hays IMS, we borrowed 80.0 million British pounds sterling under our revolving credit facility to create a natural hedge against our British pounds sterling denominated intercompany receivable from IME. The 80.0 million British pounds sterling outstanding under our revolving credit facility was repaid in March 2004 using proceeds received from IME in repayment of the initial financing, which reduced the intercompany balance. Foreign currency losses and gains associated with the revolving credit balance were equivalent to gains and losses recorded on the associated portion of the intercompany balance with IME. In addition, we entered into two cross currency swaps with a combined notional value of 100.0 million British pounds sterling. These swaps each had a term of one year and at maturity we had a right to receive $162.8 million in exchange for 100.0 million British pounds sterling. We did not designate these swaps as hedges and, therefore, all mark to market fluctuations of the swaps were recorded in other (income) expense, net in our consolidated statements of operations from inception to cash payment of the swaps. We have recorded foreign currency losses of $19.0 million and $8.7 million for the years ended December 31, 2003 and 2004, respectively, in other (income) expense, net. Both cross currency swaps were terminated in March 2004 and were settled with proceeds received from IME in repayment of the initial financing.

        One of our interest rate swaps was used to hedge interest rate risk on certain variable operating lease commitments. As a result of the December 31, 2002 consolidation of one of our variable interest entities ("VIE I"), the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions and we determined that this hedge was no longer effective on a prospective basis. We have consolidated the real estate term loans of VIE I, and beginning on January 1, 2003 we began prospectively recording interest expense instead of rent expense as we made cash interest payments on this debt. In March 2004, we repaid this real estate term loan. As a result, we recorded a charge of $0.8 million in interest expense due to recharacterization of the interest rate swap associated with this real estate term loan. This charge represents the fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swap and expect to enjoy the benefit of the fixed rate financing and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash payments as required under the swap contract for the remaining term. This swap will terminate in March 2005.

        Another of our interest rate swaps was used to hedge interest rate risk on certain variable operating lease commitments. This swap agreement was established to hedge the majority of interest rate risk associated with another of our variable interest entity's ("VIE III") real estate term loans. This swap had been since inception an effective hedge in accordance with SFAS No. 133. As a result of repaying VIE III's real estate term loan in August 2004, we recorded an additional $8.7 million in interest expense due to recharacterization of the interest rate swap associated with this real estate term loan. This charge represents the fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swap and expect to enjoy the benefit of the fixed rate financing and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash payments as required under the swap contract for the remaining term of approximately three years. See Notes 3, 4 and 5 to Notes to Consolidated Financial Statements.

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

        During the years ended December 31, 2002 and 2003, we replaced internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $1.1 million and $0.7 million, respectively. We did not have any such write-offs during 2004.

Deferred Income Taxes

        We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax outcome is uncertain. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the income tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries as well as certain other events or actions on our part, which would result in an increase in our provision for income taxes.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Treasury Department or Congress will be providing additional clarifying language on key elements of the repatriation provision in the future. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of our evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Such disclosures are included in Note 10 to Notes to Consolidated Financial Statements.

Stock-based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123 and SFAS No. 148. As a result we began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003 in our consolidated financial statements. During the year ended December 31, 2004, we recorded $3.9 million of stock compensation expense in our consolidated statement of operations. Had we elected to recognize compensation cost based on the fair value of all options as of their grant dates as prescribed by SFAS No. 123 and No. 148, we would have recorded stock compensation expense of $4.5 million, $5.6 million and $7.0 million in our consolidated statements of operations for the years ended December 31, 2002, 2003 and 2004, respectively.

        In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which would be our third quarter of 2005, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

        SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Since we do not pay significant cash taxes currently, we do not expect this provision to materially impact our statement of cash flows within the next few years.

        We expect to adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method of implementation. Based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record approximately $0.9 million of stock compensation expense in the second half of 2005 associated with unvested stock option grants issued prior to January 1, 2003.

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At December 31, 2003 and 2004 there were approximately $23.2 million and $25.7 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

        We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of estimate techniques in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are consistently measured on a conservative basis. Nevertheless, changes in healthcare costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

Results of Operations

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003 and Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002 (in thousands):

	Year Ended December 31,
			Dollar Change	Percent Change
	2003	2004
Revenues	$1,501,329	$1,817,589	$316,260	21.1%
Operating Expenses	1,196,436	1,473,093	276,657	23.1%

Operating Income	304,893	344,496	39,603	13.0%
Other Expenses, Net	220,256	250,305	30,049	13.6%

Net Income	$84,637	$94,191	$9,554	11.3%

OIBDA(1)	$435,811	$508,125	$72,314	16.6%

OIBDA Margin(1)	29.0%	28.0%

	Year Ended December 31,
			Dollar Change	Percent Change
	2002	2003
Revenues	$1,318,497	$1,501,329	$182,832	13.9%
Operating Expenses	1,065,911	1,196,436	130,525	12.2%

Operating Income	252,586	304,893	52,307	20.7%
Other Expenses, Net	194,294	220,256	25,962	13.4%

Net Income	$58,292	$84,637	$26,345	45.2%

OIBDA(1)	$361,578	$435,811	$74,233	20.5%

OIBDA Margin(1)	27.4%	29.0%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Revenue

        Our consolidated storage revenues increased $168.3 million, or 19.2%, to $1,043.4 million for the year ended December 31, 2004 and $115.5 million, or 15.2%, to $875.0 million for the year ended December 31, 2003, in comparison to the years ended December 31, 2003 and 2002, respectively. The increase is attributable to internal revenue growth (9% during 2004 and 8% during 2003) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (8% during 2004 and 5% during 2003), primarily consisting of $91.2 million and $30.0 million from the operations of Hays IMS in 2004 and 2003, respectively, and foreign currency exchange rate fluctuations (3% during 2004 and 2% during 2003).

        Consolidated service and storage material sales revenues increased $147.9 million, or 23.6%, to $774.2 million for the year ended December 31, 2004 and $67.3 million, or 12.0%, to $626.3 million for the year ended December 31, 2003, in comparison to the years ended December 31, 2003 and 2002, respectively. The increase is attributable to acquisitions (14% during 2004 and 7% during 2003), including revenue from the Hays IMS operations of $86.3 million and $24.6 million in 2004 and 2003, respectively, internal revenue growth (6% during 2004 and 3% during 2003) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (3% during 2004 and 2% during 2003).

        For the reasons stated above, our consolidated revenues increased $316.3 million, or 21.1%, to $1,817.6 million for the year ended December 31, 2004 and $182.8 million, or 13.9%, to $1,501.3 million for the year ended December 31, 2003, in comparison to the years ended December 31, 2003 and 2002, respectively. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 10%, 6%, and 8% for the years ended December 31, 2002, 2003, and 2004, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2003					2004
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Storage Revenue	8%	8%	9%	8%	8%	8%	9%	8%	9%	9%
Service and Storage Material Sales Revenue	8%	3%	2%	1%	3%	6%	4%	5%	9%	6%
Total Revenue	8%	6%	6%	5%	6%	8%	7%	7%	9%	8%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has consistently ranged between 8% and 9%. Our storage revenue internal growth rate trend for the years ended December 31, 2004 and 2003 reflects stable net carton volume growth in our North American records management business and strong growth rates in our digital and international businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to more discretionary services we offer such as large special projects, data products and carton sales, and the cost of recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market.

        The internal growth rate for service and storage material sales revenues increased during 2004 compared to 2003 due primarily to high growth in our Secure Shredding product line and several of our complementary service lines including data product sales, special projects and fulfillment services. The growth rate of our secure shredding product line increased for 2004 primarily due to increased sales production as our entire records management sales force began selling the shredding product for the first time. In addition, our data product sales were particularly strong in the second half of 2004 and we completed several large special projects in our film and sound and fulfillment product lines.

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2003	2004			2003	2004
Labor	$344,761	$419,345	$74,584	21.6%	23.0%	23.1%	0.1%
Facilities	211,597	246,325	34,728	16.4%	14.1%	13.6%	(0.5)%
Transportation	65,142	81,976	16,834	25.8%	4.3%	4.5%	0.2%
Product Cost of Sales	30,987	35,908	4,921	15.9%	2.1%	2.0%	(0.1)%
Other	28,260	40,345	12,085	42.8%	1.9%	2.2%	0.3%

	$680,747	$823,899	$143,152	21.0%	45.3%	45.3%	—%

					% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2002	2003			2002	2003
Labor	$318,707	$344,761	$26,054	8.2%	24.2%	23.0%	(1.2)%
Facilities	184,988	211,597	26,609	14.4%	14.0%	14.1%	0.1%
Transportation	56,972	65,142	8,170	14.3%	4.3%	4.3%	—
Product Cost of Sales	34,552	30,987	(3,565)	(10.3)%	2.6%	2.1%	(0.5)%
Other	27,080	28,260	1,180	4.4%	2.1%	1.9%	(0.2)%

	$622,299	$680,747	$58,448	9.4%	47.2%	45.3%	(1.9)%

Labor

        For the year ended December 31, 2004 as compared to the year ended December 31, 2003, labor expense increased slightly as a percentage of revenue due primarily to our mix of services. Specifically, increases in labor expense were caused by (1) more labor intensive operations, primarily in Europe and in our secure shredding operations, (2) higher incentive compensation expense in 2004 compared to 2003, and (3) higher allocations of labor costs associated with internal information technology personnel and consultants to revenue producing projects in our digital business. These increases were partially offset by improved labor management in our data protection operations.

        For the year ended December 31, 2003 as compared to the year ended December 31, 2002, labor expense as a percentage of revenue decreased as a result of improved labor management in our North American operations and lower incentive compensation expense. This improvement was partially offset by increases in wages, medical expenses, and headcount due to growth, acquisitions, including Hays

IMS, and changes in our labor mix resulting from the expansion of our secure shredding operations. Our secure shredding operations are more labor intensive, therefore, labor expense will be higher as a percentage of revenue in these operations as compared to our storage operations.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased to 13.6% as of December 31, 2004 from 14.1% as of December 31, 2003. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of maintaining approximately the same overall base rent per square foot in our North American operations during 2003 and 2004 while we increased our square footage under lease over that period. The largest component of our facilities cost is rent expense, which increased $21.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily as a result of increased rent in our European operations of $15.4 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. Other facilities expenses in our European operations for year ended December 31, 2004 increased $14.4 million compared to the year ended December 31, 2003 primarily due to the growth of operations and acquisitions. Aside from our European operations, the remaining facilities expenses for the year ended December 31, 2004 were consistent with the year ended December 31, 2003.

        Rent expense increased $6.9 million for the year ended December 31, 2003 primarily as a result of increased rent in our European operations of $9.0 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. In addition, after adjusting for the consolidation of properties owned by our variable interest entities, we increased the number of leased facilities we occupy in the U.S. and Canada as of December 31, 2003 compared to December 31, 2002 primarily due to acquisitions. The increase in rent was offset by the consolidation of 38 properties owned by our variable interest entities during the third and fourth quarter of 2002. The leases associated with these properties were accounted for as operating leases prior to December 31, 2002. We recorded $5.9 million of rent expense for these 38 properties during the year ended December 31, 2002 and no rent expense in the year ended December 31, 2003. Rather than rent expense, we recorded interest expense and depreciation expense associated with these properties for the year ended December 31, 2003. Aside from our European operations, the dollar increase in facilities expenses is attributable to property taxes, utilities, and property insurance, which increased $5.5 million, $4.0 million, and $1.9 million, respectively, for the year ended December 31, 2003 compared to the year ended December 31, 2002. Facilities expenses in our European operations increased $6.4 million primarily due to the growth of operations and acquisitions for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Transportation

        Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the year ended December 31, 2004, we experienced a $7.0 million increase in transportation expenses in our European operations as compared to the year ended December 31, 2003, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. An increased percentage of vehicles under operating lease, higher fuel expenses, and increased subcontracted courier expenses during the year ended December 31, 2004 compared to the year ended December 31, 2003 also contributed to higher expenses.

        In the year ended December 31, 2003, our transportation expenses were flat as a percentage of consolidated revenues. Transportation expenses increased $3.4 million in our European operations as compared to the year ended December 31, 2002, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. Transportation efficiencies achieved in our North American operations, partially offset by higher fuel costs and an increased percentage of vehicles under operating lease, mitigated the impact of our European operations on transportation expenses as a percentage of consolidated revenues.

Product and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product and other cost of sales for the year ended December 31, 2004 were higher than the year ended December 31, 2003 as a percentage of consolidated revenues due to increased royalty payments associated with our electronic vaulting revenues and increased sales of lower margin data products in the second half of 2004.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2003	2004			2003	2004
General and Administrative	$206,293	$259,209	$52,916	25.7%	13.7%	14.3%	0.6%
Sales, Marketing & Account Management	111,432	150,419	38,987	35.0%	7.4%	8.3%	0.9%
Information Technology	68,208	81,187	12,979	19.0%	4.5%	4.5%	—%
Bad Debt Expense	(2,292)	(4,569)	(2,277)	(99.3)%	(0.2)%	(0.3)%	(0.1)%

	$383,641	$486,246	$102,605	26.7%	25.6%	26.8%	1.2%

					% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2002	2003			2002	2003
General and Administrative	$179,550	$206,293	$26,743	14.9%	13.6%	13.7%	0.1%
Sales, Marketing & Account Management	85,932	111,432	25,500	29.7%	6.5%	7.4%	0.9%
Information Technology	55,971	68,208	12,237	21.9%	4.2%	4.5%	0.3%
Bad Debt Expense	11,597	(2,292)	(13,889)	(119.8)%	0.9%	(0.2)%	(1.1)%

	$333,050	$383,641	$50,591	15.2%	25.3%	25.6%	0.3%

General and Administrative

        The increase in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to a $31.0 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions, including Hays IMS. In our North American operations, general and administrative expenses increased as a result of increased headcount and higher wages due to normal inflation and merit increases, increased stock compensation expense, increased travel, recruiting, and professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower incentive compensation expenses.

        The increase in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2003 is primarily attributable to a $16.4 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions. In our North American operations, general and administrative expenses increased as a result of higher wages due to normal inflation and merit increases, and increases in worker's compensation and medical expenses and was partially offset by decreases in general insurance expenses and lower incentive compensation expenses.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and commissions are the most significant contributors to the increase in sales and marketing expenses as a percentage of revenues for the years ended December 31, 2003 and 2004. Throughout the year ended December 31, 2003 and during 2004, we continued to invest in the expansion and improvement of our sales force and account management personnel. We added sales and marketing employees, enlarged our account management force, and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts contributed to the increase in our sales, marketing and account management expenses. Our larger North American sales force generated a $10.3 million increase in sales commissions for the year ended December 31, 2004 compared to the year ended December 31, 2003. During the year ended December 31, 2003 our North American sales force generated a comparable increase of $10.3 million over the year ended December 31, 2002. In addition, costs associated with our European sales and account management teams increased by $7.7 million and $4.1 million for the years ended December 31, 2004 and 2003, respectively, compared to the years ended December 31, 2003 and 2002, respectively, due to the doubling of our sales force through the hiring of new personnel and acquisitions. We expect that sales, marketing and account management expenses will continue to increase as a percentage of consolidated revenues as our sales force gains traction and we continue to develop new product development and marketing initiatives.

Information Technology

        Information technology expenses remained flat as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003. Higher utilization of existing information technology resources and increased allocations of information technology resources to revenue producing projects were offset by increases in internal software development projects within our digital business, the acquisition of Connected, associated research and development activities and increased information technology spending in our European operations of $8.5 million.

        Information technology expenses increased as a percentage of consolidated revenues for the year ended December 31, 2003 principally due to higher compensation costs resulting from increased headcount, normal inflation and merit increases, as well as an increase in external resources, which was partially offset by lower incentive compensation expenses. As our technology initiatives mature, less of our efforts are development related, thus decreasing capitalizable expenditures, which results in increased information technology expenses. In addition, we incurred additional costs to expand bandwidth and international connectivity in the year ended December 31, 2003 as compared to the year ended December 31, 2002 to satisfy growth of our business and to integrate acquisitions.

Bad Debt Expense

        The decrease in consolidated bad debt expense for the years ended December 31, 2003 and 2004 compared to prior years is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that allowed us to reduce our allowance for doubtful accounts during the years ended December 31, 2003 and 2004.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $32.7 million to $163.6 million (9.0% of consolidated revenues) for the year ended December 31, 2004 from $130.9 million (8.7% of consolidated revenues) for the year ended December 31, 2003. Depreciation expense increased $28.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily due to the additional depreciation expense related to recent capital expenditures, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $4.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 due to amortization of intangible assets, primarily customer relationship intangible assets acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and buy out our minority interest partners.

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

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $0.7 million for the year ended December 31, 2004, consisted primarily of a $1.2 million gain on the sale of a property in Florida during the second quarter of 2004 offset by disposals and asset writedowns. We recorded consolidated losses on disposal/writedown of property, plant and equipment, net of $1.1 million in the year ended December 31, 2003 consisting of disposals and asset writedowns partially offset by $4.2 million of gains on the sale of properties in Texas, Florida and the U.K. We recorded consolidated losses on disposal/writedown of property, plant and equipment, net of $0.8 million in the year ended December 31, 2002 consisting of disposals and asset writedowns partially offset by a $2.1 million gain on the sale of a property in the U.K.

Operating Income

        As a result of the foregoing factors, consolidated operating income increased $39.6 million, or 13.0%, to $344.5 million (19.0% of consolidated revenues) for the year ended December 31, 2004 from $304.9 million (20.3% of consolidated revenues) for the year ended December 31, 2003.

        Consolidated operating income increased $52.3 million, or 20.7%, to $304.9 million (20.3% of consolidated revenues) for the year ended December 31, 2003 from $252.6 million (19.2% of consolidated revenues) for the year ended December 31, 2002.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $72.3 million, or 16.6%, to $508.1 million (28.0% of consolidated revenues) for the year ended December 31, 2004 from $435.8 million (29.0% of consolidated revenues) for the year ended December 31, 2003.

        Consolidated OIBDA increased $74.2 million, or 20.5%, to $435.8 million (29.0% of consolidated revenues) for the year ended December 31, 2003 from $361.6 million (27.4% of consolidated revenues) for the year ended December 31, 2002.

Interest Expense, Net

        Consolidated interest expense, net increased $35.3 million to $185.7 million (10.2% of consolidated revenues) for year ended December 31, 2004 from $150.5 million (10.0% of consolidated revenues) for the year ended December 31, 2003. Increased borrowings, primarily from the issuance of our 7 1/4% GBP Senior Subordinated Notes due 2014, contributed to the dollar increase in interest expense. The increase of interest expense, net as a percentage of consolidated revenues was partially due to charges totaling $9.5 million (0.5% of consolidated revenues) related to recharacterization of interest rate swaps associated with real estate term loans we repaid in March and August 2004. These charges represent the fair market value of the swaps, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swaps and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash payments as required under the swap contract for the remaining term of approximately three years.

        Consolidated interest expense, net increased $13.8 million to $150.5 million (10.0% of consolidated revenues) for the year ended December 31, 2003 from $136.6 million (10.4% of consolidated revenues) for the year ended December 31, 2002. This increase was primarily attributable to (1) $7.4 million of interest expense associated with real estate term loans held by our variable interest entities that were consolidated in the second half of 2002, (2) borrowings under our revolving credit facility and the issuance of our 6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes") which were used to finance the Hays IMS acquisition, and (3) an increase in our overall weighted average outstanding borrowings. The decrease as a percentage of revenues was attributable to the decline in our overall weighted average interest rate from 8.3% as of December 31, 2002 to 7.7% as of December 31, 2003 resulting from our refinancing efforts and a decline in variable interest rates.

Other Expense (Income), Net (in thousands)

	2003	2004	Change
Foreign currency transaction gains	$(30,220)	$(8,915)	$21,305
Debt extinguishment expense	28,174	2,454	(25,720)
Loss on investments	(462)	0	462
Other, net	(56)	(1,527)	(1,471)

	$(2,564)	$(7,988)	$(5,424)

	2002	2003	Change
Foreign currency transaction gains	$(5,045)	$(30,220)	$(25,175)
Debt extinguishment expense	5,431	28,174	22,743
Loss on investments	901	(462)	(1,363)
Other, net	148	(56)	(204)

	$1,435	$(2,564)	$(3,999)

        Foreign currency gains of $8.9 million based on period-end exchange rates were recorded in the year ended December 31, 2004 primarily due to the strengthening of the British pound sterling, Euro, and the Canadian dollar against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian, U.K. and European subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

        We recorded foreign currency gains of $30.2 million and $5.0 million during the years ended December 31, 2003 and 2002, respectively, based on period-end exchange rates, primarily due to the strengthening of the Canadian dollar and British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, and our British pound sterling denominated cross currency swap.

        During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary (the "Subsidiary notes"), resulting in a charge of $2.0 million, and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. During the year ended December 31, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007 (the "9 1/8% notes"), resulting in a charge of $1.8 million, the remaining outstanding principal amount of our 8 3/4% Senior Subordinated Notes due 2009 (the "8 3/4% notes"), resulting in a charge of $13.8 million, and $115.0 million of the outstanding principal of our Subsidiary notes, resulting in a charge of $12.6 million. During the year ended December 31, 2002, we recorded a charge of $1.2 million related to the early retirement of debt in conjunction with the refinancing of our revolving credit facility and a charge of $4.2 million related to the early retirement of a portion of our 9 1/8% notes. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2002, 2003, and 2004 were 41.3%, 42.5%, and 41.7%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). The disallowance of certain intercompany interest charges by states, including a change in Massachusetts tax laws, retroactive to January 1, 2002, increased our provision for income taxes by 1.1% and 1.0% for the years ended December 31, 2003 and 2004, respectively. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which that determination is made. As a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2005.

Minority Interest, Discontinued Operations, and Cumulative Effect of Change in Accounting Principle

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $3.6 million (0.3% of consolidated revenues), $5.6 million (0.4% of consolidated revenues) and $3.0 million (0.2% of consolidated revenues) for the years ended December 31, 2002, 2003, and 2004, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease during 2004 is a result of our acquisition of the remaining 49.9% equity interest in IME which was reflected for the first time during the second quarter of 2004. Increased profitability of our South American businesses in 2003 and 2004 contributed to the increase in minority interest in 2003 and offset the impact of acquiring the remaining 49.9% equity interest in IME in 2004.

        In the fourth quarter of 2002, we recorded income from discontinued operations of $1.1 million (net of tax of $0.8 million) as a result of resolving several outstanding contingencies remaining from the sale of the Arcus Staffing Resources, Inc. business unit in 1999. There was no such income recorded in 2003 and 2004.

        In the first quarter of 2002, we recorded a non-cash charge for the cumulative effect of change in accounting principle of $6.4 million (net of minority interest of $8.5 million) as a result of our implementation of SFAS No. 142. There was no such charge in 2003 and 2004.

Net Income

        As a result of the foregoing factors, for the year ended December 31, 2004 consolidated net income increased $9.6 million, or 11.3%, to $94.2 million (5.2% of consolidated revenues) from net income of $84.6 million (5.6% of consolidated revenues) for the year ended December 31, 2003.

        Consolidated net income for the year ended December 31, 2003 increased $26.3 million, or 45.2%, to $84.6 million (5.6% of consolidated revenues) for the year ended December 31, 2003 from net income of $58.3 million (4.4% of consolidated revenues) for the year ended December 31, 2002.

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our data protection segment offers data backup and disaster recovery services, vital records services, service and courier operations, and intellectual property management services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our corporate overhead functions and our fulfillment, consulting, digital archiving and PC/desktop computing electronic vaulting services.

Business Records Management

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004
$944,845	$1,022,335	$1,107,587	$77,490	$85,252	8.2%	8.3%
Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004
$262,541	$286,208	$308,630	27.8%	28.0%	27.9%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Foreign Currency (Gains) Losses, Net			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net			Loss on Debt Extinguishment
For Years Ended
Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004	Dec. 31, 2002	Dec. 31, 2003	Dec. 31, 2004
$67,702	$71,709	$82,955	$(1,864)	$(29,459)	$(2,127)	$1,686	$(631)	$(846)	—	$12,530	$2,028

(1)
See Note 12 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the year ended December 31, 2004, revenue in our business records management segment increased 8.3% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including a full year of revenue from the U.S. operations of Hays IMS in 2004 which represents an increase of $8.6 million over the partial year of revenue recorded in 2003), and was impacted by slower growth in service and special project revenue. In addition, favorable currency fluctuations during the year ended December 31, 2004 in Canada increased revenue $7.8 million when compared to the year ended December 31, 2003. Contribution as a percent of segment revenue decreased in the year ended December 31, 2004 due to higher transportation expenses and our increased investment in our sales and account management force, which were partially offset by reduced facility expenses.

        During the year ended December 31, 2003, revenue in our business records management segment increased 8.2% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions (including a partial year of revenue from the U.S. operations of Hays IMS of $8.2 million), and was offset by lower special project service revenue and lower permanent removal and destruction fees. In addition, favorable currency fluctuations during the year ended December 31, 2003 in Canada increased revenue $9.6 million when compared to the year ended December 31, 2002. Contribution as a percent of segment revenue increased primarily due to lower bad debt expense and lower incentive compensation expense which were partially offset by higher property taxes, utilities and our increased investment in our sales and account management force.

Data Protection

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004
$239,081	$251,141	$278,984	$12,060	$27,843	5.0%	11.1%
Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004
$61,729	$71,240	$78,597	25.8%	28.4%	28.2%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004
$12,835	$13,792	$14,808	$237	$1,944	$18

(1)
See Note 12 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the year ended December 31, 2004, revenue in our data protection segment increased 11.1% primarily due to internal revenue growth from both existing and new customers. Higher revenue growth rates from our product sales, electronic vaulting, and intellectual property management services augmented the segment's overall revenue growth rate. Contribution as a percent of segment revenue decreased primarily due to decreased product sales margins, increased royalty payments, and the growth of our sales and account management force including higher sales commissions. This decrease was partially offset by improved labor management and stable overhead costs.

        During the year ended December 31, 2003, revenue in our data protection segment increased 5.0% primarily due to internal revenue growth from both existing and new customers in the face of increasing pressure in the marketplace to reduce information technology related spending. Contribution as a percent of segment revenue increased primarily due to reduced bad debt expense and improved labor management. This increase was partially offset by the growth of our sales and account management force.

International

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003	December 31, 2004
$109,381	$198,068	$380,033	$88,687	$181,965	81.1%	91.9%
Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004
$21,988	$46,825	$89,751	20.1%	23.6%	23.6%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Foreign Currency (Gains) Losses, Net			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
For Years Ended
December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004	December 31, 2002	December 31, 2003	December 31, 2004
$7,074	$16,048	$33,234	$250	$507	$1,562	$(1,927)	$(879)	$176

(1)
See Note 12 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        Revenue in our international segment increased 91.9% during the year ended December 31, 2004 primarily due to acquisitions completed in Europe, including a full year of revenue from the acquisition of Hays IMS in 2004 which represents an increase of $114.2 million over the partial year of revenue recorded in 2003, and in South America and strong internal growth in both Europe and Latin America. Favorable currency fluctuations during the year ended December 31, 2004 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $35.7 million compared to the year ended December 31, 2003. Contribution as a percent of segment revenue remained flat primarily due to lower gross margins and increased overhead in our European operations attributable to our acquisition integration efforts and the establishment of a new shared service center offset by improved gross margins from our South American and Mexican operations.

        Revenue in our international segment increased 81.1% primarily due to acquisitions completed in Europe, including $46.4 million from the acquisition of Hays IMS, and in South America, as well as strong internal growth and a large service project in the U.K. Favorable currency fluctuations during the year ended December 31, 2003 in Europe increased revenue, as measured in U.S. dollars, by $17.5 million compared to the year ended December 31, 2002. This increase was offset by $1.2 million of unfavorable currency fluctuations in Mexico and South America during the year ended December 31, 2003 compared to the year ended December 31, 2002. Contribution as a percent of segment revenue increased primarily due to improved gross margins from our European, South American, and Mexican operations and overall increased direct labor utilization and lower bad debt expenses. This increase was partially offset by increased overhead expenses associated with the growth of these emerging businesses.

Corporate and Other

        The Corporate and Other segment is comprised of results from operations not discussed above, including our digital archiving services, PC/Desktop computing electronic vaulting services, consulting and fulfillment operations and costs associated with our corporate headquarters' operations. Certain costs incurred by our Corporate division were allocated to the other segments in 2002, 2003, and 2004, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year.

        Revenue in our Corporate and Other segment increased $21.2 million to $51.0 million for the year ended December 31, 2004 and $4.6 million to $29.8 million for the year ended December 31, 2003 from $25.2 million for the year ended December 31, 2002. Contribution decreased $2.2 million to $30.5 million for the year ended December 31, 2004 and increased $15.8 million to $32.7 million for the year ended December 31, 2003 from $16.9 million for the year ended December 31, 2002. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the years ended December 31, 2002, 2003, and 2004 of $21.4 million, $29.4 million, and $32.6 million, respectively, (2) foreign currency gains of $3.4 million, $1.3 million, and $8.4 million for the years ended December 31, 2002, 2003, and 2004, respectively, (3) debt extinguishment expense of $5.4 million, $15.6 million, and $0.4 million for the years ended December 31, 2002, 2003, and 2004, respectively, and (4) a $0.8 million and $0.7 million loss on disposal/writedown of property, plant and equipment, net for the years ended December 31, 2002 and 2003, respectively.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the years ended 2002, 2003 and 2004 (in thousands).

	2002	2003	2004
Cash flows provided by operating activities	$254,948	$288,693	$305,364
Cash flows used in investing activities	(247,757)	(586,634)	(626,523)
Cash flows provided by financing activities	27,098	315,054	276,569
Cash and cash equivalents at the end of year	$56,292	$74,683	$31,942

        Net cash provided by operating activities was $305.4 million for the year ended December 31, 2004 compared to $288.7 million for the year ended December 31, 2003. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with growth in revenues and the resulting increase in receivables, growth in deferred revenue from selling efforts in our digital businesses, an increase in days sales outstanding in our European operations and increased purchase reserve payments year over year.

        We have made significant capital expenditures, additions to customer relationship and acquisition costs and other investments, primarily acquisitions. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the year ended December 31, 2004 amounted to $232.0 million and $12.5 million, respectively. For the years ended December 31, 2002, 2003 and 2004, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between approximately $220 million and approximately $250 million in the year ending December 31, 2005.

        In the year ended December 31, 2004, we paid net cash consideration of $384.3 million for acquisitions, which included $111.7 million associated with the purchase of Mentmore's 49.9% equity interest in IME and approximately $109 million (net of cash acquired) to acquire Connected. Cash flows from operations, borrowings under our revolving credit facilities and net proceeds from other financing transactions funded these acquisitions. Since December 31, 2004, we completed 6 acquisitions for total consideration of approximately $15 million. We also closed on two transactions to buy out minority interest partners in our Latin American subsidiaries for total consideration of $19 million. These transactions will be reflected in our consolidated statement of cash flows in the first quarter of 2005.

        Net cash provided by financing activities was $276.6 million for the year ended December 31, 2004. During the year ended December 31, 2004 we had gross borrowings under our revolving credit facilities and term loan facilities of $1,148.3 million and we received net proceeds of $269.4 million from the issuance of our 7 1/4% GBP Senior Subordinated Notes due 2014 ("7 1/4% notes"). We used the proceeds from these financing transactions to repay debt and term loans ($1,085.0 million), retire notes of our principal Canadian subsidiary, that we guaranteed, (the "Subsidiary notes"), ($20.8 million), repay debt financing from minority shareholders, net ($42.0 million) and to fund acquisitions.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2004 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$122,563
IMI Term Loan Facility	349,000
IME Revolving Credit Facility	101,478
IME Term Loan Facility	184,330
8 1/4% Senior Subordinated Notes due 2011(1)	149,715
8 5/8% Senior Subordinated Notes due 2013(1)	481,054
7 1/4% GBP Senior Subordinated Notes due 2014(1)	288,990
7 3/4% Senior Subordinated Notes due 2015(1)	440,418
6 5/8% Senior Subordinated Notes due 2016(1)	314,565
Real Estate Mortgages	5,908
Seller Notes	11,307
Other	28,694

Long-term Debt	2,478,022
Less Current Portion	(39,435)

Long-term Debt, Net of Current Portion	$2,438,587

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

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of December 31, 2003 and 2004. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2004, we were in compliance with all material debt covenants and agreements.

        In January 2004, we completed an offering of 150 million British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100.0% of par. Our net proceeds of 146.9 million British pounds sterling (approximately $270 million), after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of Mentmore's 49.9% equity interest in IME for total consideration of 82.5 million British pounds sterling (approximately $154 million), to redeem $20.0 million in aggregate principal amount of our outstanding Subsidiary notes in February 2004, to repay borrowings under our revolving credit facility, to repay $48.8 million of our term loans, to repay other indebtedness and to pay for other acquisitions.

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

        In February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore in IME for total consideration of 82.5 million British pounds sterling (approximately $154 million) in cash from proceeds of our 7 1/4% notes issued in January 2004. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gave us 100% ownership of IME, affording us full access to all future cash flows and greater strategic and financial flexibility.

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

        In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the

135 million British pounds sterling received from IME to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations totaling $27.7 million associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition and (3) to pay down amounts outstanding under our prior credit agreement. The IME Credit Agreement in conjunction with our 7 1/4% notes provided permanent financing for the Hays IMS acquisition and allowed us to maintain the economics of the transaction with respect to exchange rates as originally contemplated at the time of the acquisition. Our consolidated balance sheet as of December 31, 2004 included 155.1 million British pounds sterling (approximately $285.8 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on October 31, 2004, was approximately 49.0 million British pounds sterling (approximately $90.2 million).

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550.0 million and is comprised of a $350.0 million revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200.0 million term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $0.5 million began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2004, we had $122.6 million of borrowings under the IMI revolving credit facility, of which $3 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 144.0 million); we also had various outstanding letters of credit totaling $22.1 million. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on December 31, 2004 was $205.3 million. In November 2004, we entered into an additional $150.0 million of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $0.4 million beginning in the first quarter of 2005 and are priced at LIBOR plus a margin of 1.75%. As a result, the IMI Credit Agreement has an aggregate maximum principal amount of $700 million as of December 31, 2004. The interest rate in effect under the IMI revolving credit facility was 4.6% as of December 31, 2004.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50.0 million British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's term loan facility.

        Our variable interest entities were financed with real estate term loans. In March 2004, approximately $104 million of these real estate term loans was repaid. In August 2004, we repaid the remaining $98.7 million of real estate term loans held by one of our variable interest entities using available borrowing capacity under the IMI revolving credit facility. As a result, we recorded a charge of $9.5 million due to recharacterization of the interest rate swaps associated with these real estate term loans during 2004. This charge represents the fair market value of the swap, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loan was repaid. We did not terminate the swap and expect to enjoy the benefit of the fixed rate financing and will continue to mark to market the fair market value of the derivative liability to interest expense, net and make our monthly cash payments as required under the swap contract for the remaining term of approximately three years. See Notes 4 and 5 to Notes to Consolidated Financial Statements.

        The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement. We were in compliance with all material debt covenants as of December 31, 2004.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2004 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt (including Capital Lease Obligations)	$2,474,399	$39,435	$52,508	$370,238	$2,012,218
Interest Payments(1)	1,257,981	163,244	281,821	262,627	550,289
Operating Lease Obligations	1,077,681	151,166	253,298	182,915	490,302
Purchase Obligations(2)	70,362	21,428	31,784	17,150	—

Total	$4,880,423	$375,273	$619,411	$832,930	$3,052,809

(1)
Amounts do not include variable rate interest payments; see Note 5 to Notes to Consolidated Financial Statements for the applicable interest rates.

(2)
In addition, in connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we would be required to make under all such agreements as of December 31, 2004 is approximately $16.8 million.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under the IMI revolving credit facility and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. See Notes 5, 10 and 13 to Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K, Item 303(a)(4)(ii).

Net Operating Loss Carryforwards

        At December 31, 2004, we had estimated net operating loss carryforwards of approximately $170 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operation loss carryforwards of Arcus Group, Inc. ("Arcus Group"). Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire next year. As a result of these loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes in 2005.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001, May 2001, and April 2004 we, IME, and variable interest entities we now consolidate, entered into a total of six derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on the IMI term loan facility of an aggregate principal amount of $195.5 million, (b) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $47.5 million that have been subsequently repaid, (c) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (d) two contracts for interest payments payable on IME's term loan facility of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in this Form 10-K.

        After consideration of the swap contracts mentioned above, as of December 31, 2004, we had $275.3 million of variable rate debt outstanding with a weighted average variable interest rate of 5.1%, and $2,202.8 million of fixed rate debt outstanding. As of December 31, 2004, 89% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2004 would have been reduced by $1.5 million. See Note 5 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2004.

Currency Risk

        Our investments in IME, Iron Mountain Canada Corporation ("IM Canada"), Iron Mountain Mexico, SA de RL de CV, IMSA and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U..S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our two major foreign investments in the U.K. and Canada. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, which effectively hedges most of our outstanding intercompany loan with IME. With respect to Canada, in August 2004, we repaid the remaining $98.7 million of real estate term loans by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This has created a natural hedge on a portion of the intercompany balance and will reduce our currency fluctuations with regard to our investment in IM Canada while providing IM Canada with additional borrowings and interest expenses to reduce its income tax burden. As of December 31, 2004, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items" component of shareholders' equity. A 10% depreciation in year-end 2004 functional currencies, relative to the U.S. dollar, would result in a reduction in our shareholders' equity of approximately $20 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15 (a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2004 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures.

Based upon that evaluation, the chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, such disclosure controls and procedures were effective in ensuring that required information will be disclosed on a timely basis in our reports filed under the Exchange Act.

        We continue to strive to give our shareholders as much information as possible to allow them to make their own judgments regarding our performance. In that spirit, we are providing an update to our disclosure in our Quarterly Report on Form 10-Q for the period ended September 30, 2004 filed with the SEC on November 9, 2004. In that report, we disclosed a material change to our European internal controls over financial reporting related to the Hays integration which had resulted in the relocation of our United Kingdom accounting operations center. We have since completed our internal testing of controls and concluded that, as of the December 31, 2004, controls over financial reporting were effective.

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

Item 13. Certain Relationships and Related Transactions.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on or about May 26, 2005.

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements and Financial Statement Schedules filed as part of this report:

(b) Exhibits filed as part of this report:

        As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Iron Mountain Incorporated:

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated (a Pennsylvania corporation) and its subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Iron Mountain Europe Limited (a consolidated subsidiary) as of or for the two years ended October 31, 2003, which statements reflect total assets constituting 18% of consolidated total assets as of December 31, 2003, and total revenues constituting 12% and 7% of the total consolidated revenue for the years ended December 31, 2003 and 2002, respectively. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Iron Mountain Europe Limited for 2003 and 2002, is based solely on the report of such other auditors.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

        In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2005

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in the Securities Exchange Act of 1934 Rule 13a-15(f). Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Iron Mountain Incorporated:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that Iron Mountain Incorporated and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 11, 2005 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 11, 2005

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$74,683	$31,942
Accounts receivable (less allowances of $20,922 and $13,886, respectively)	279,800	354,434
Deferred income taxes	33,043	36,033
Prepaid expenses and other	84,057	78,745

Total Current Assets	471,583	501,154
Property, Plant and Equipment:
Property, plant and equipment	1,950,893	2,266,839
Less—Accumulated depreciation	(458,626)	(617,043)

Net Property, Plant and Equipment	1,492,267	1,649,796
Other Assets, net:
Goodwill	1,776,279	2,040,217
Customer relationships and acquisition costs	116,466	189,780
Deferred financing costs	23,934	36,590
Other	11,570	24,850

Total Other Assets, net	1,928,249	2,291,437

Total Assets	$3,892,099	$4,442,387

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$115,781	$39,435
Accounts payable	87,006	103,415
Accrued expenses	234,426	234,697
Deferred revenue	107,857	136,470
Other current liabilities	39,675	1,446

Total Current Liabilities	584,745	515,463
Long-term Debt, net of current portion	1,974,147	2,438,587
Other Long-term Liabilities	24,499	23,932
Deferred Rent	20,578	26,253
Deferred Income Taxes	146,231	206,539
Commitments and Contingencies (see Note 13)
Minority Interests	75,785	13,045
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 128,362,881 shares and 129,817,914 shares, respectively)	1,283	1,298
Additional paid-in capital	1,033,643	1,063,560
Retained earnings	39,234	133,425
Accumulated other comprehensive items, net	(8,046)	20,285

Total Shareholders' Equity	1,066,114	1,218,568

Total Liabilities and Shareholders' Equity	$3,892,099	$4,442,387

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Storage	$759,536	$875,035	$1,043,366
Service and storage material sales	558,961	626,294	774,223

Total Revenues	1,318,497	1,501,329	1,817,589
Operating Expenses:
Cost of sales (excluding depreciation)	622,299	680,747	823,899
Selling, general and administrative	333,050	383,641	486,246
Depreciation and amortization	108,992	130,918	163,629
Merger-related expenses	796	—	—
Loss (Gain) on disposal/writedown of property, plant and equipment, net	774	1,130	(681)

Total Operating Expenses	1,065,911	1,196,436	1,473,093
Operating Income	252,586	304,893	344,496
Interest Expense, Net	136,632	150,468	185,749
Other Expense (Income), Net	1,435	(2,564)	(7,988)

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	114,519	156,989	166,735
Provision for Income Taxes	47,318	66,730	69,574
Minority Interest in Earnings of Subsidiaries	3,629	5,622	2,970

Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	63,572	84,637	94,191
Income from Discontinued Operations (net of tax of $768)	1,116	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(6,396)	—	—

Net Income	$58,292	$84,637	$94,191

Net Income per Share—Basic:
Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.50	$0.66	$0.73
Income from Discontinued Operations (net of tax)	0.01	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(0.05)	—	—

Net Income per Share—Basic	$0.46	$0.66	$0.73

Net Income per Share—Diluted:
Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	$0.49	$0.65	$0.72
Income from Discontinued Operations (net of tax)	0.01	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest)	(0.05)	—	—

Net Income per Share—Diluted	$0.45	$0.65	$0.72

Weighted Average Common Shares Outstanding—Basic	126,977	127,901	129,083

Weighted Average Common Shares Outstanding—Diluted	129,107	130,077	131,176

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock Voting
			Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Accumulated Other Comprehensive Items	Total Shareholders' Equity
	Shares	Amounts
Balance, December 31, 2001	126,441,473	$1,264	$1,006,415	$(103,695)	$(18,025)	$885,959
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,132,963	11	13,369	—	—	13,380
Deferred compensation	—	—	243	—	—	243
Currency translation adjustment	—	—	—	—	3,378	3,378
Market value adjustments for hedging contracts	—	—	—	—	(16,391)	(16,391)
Net income	—	—	—	58,292	—	58,292

Balance, December 31, 2002	127,574,436	1,275	1,020,027	(45,403)	(31,038)	944,861
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	788,445	8	18,240	—	—	18,248
Deferred compensation	—	—	(4,624)	—	—	(4,624)
Currency translation adjustment	—	—	—	—	16,466	16,466
Market value adjustments for hedging contracts	—	—	—	—	6,215	6,215
Market value adjustments for securities	—	—	—	—	311	311
Net income	—	—	—	84,637	—	84,637

Balance, December 31, 2003	128,362,881	1,283	1,033,643	39,234	(8,046)	1,066,114
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,455,033	15	33,450	—	—	33,465
Deferred compensation	—	—	(3,533)	—	—	(3,533)
Currency translation adjustment	—	—	—	—	14,669	14,669
Market value adjustments for hedging contracts	—	—	—	—	13,576	13,576
Market value adjustments for securities	—	—	—	—	86	86
Net income	—	—	—	94,191	—	94,191

Balance, December 31, 2004	129,817,914	$1,298	$1,063,560	$133,425	$20,285	$1,218,568

	2002	2003	2004
COMPREHENSIVE INCOME:
Net Income	$58,292	$84,637	$94,191
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	3,378	16,466	14,669
Market Value Adjustments for Hedging Contracts, Net of (Tax Benefit) Tax Provision of $(5,983), $2,268 and $4,955	(16,391)	6,215	13,576
Market Value Adjustments for Securities	—	311	86

Comprehensive Income	$45,279	$107,629	$122,522

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net income	$58,292	$84,637	$94,191
Adjustments to reconcile net income to income from continuing operations before discontinued operations and cumulative effect of change in accounting principle:
Income from discontinued operations (net of tax of $768)	(1,116)	—	—
Cumulative effect of change in accounting principle (net of minority interest)	6,396	—	—

Income from continuing operations	63,572	84,637	94,191
Adjustments to reconcile income from continuing operations to cash flows provided by operating activities:
Minority interests in earnings of subsidiaries, net	3,629	5,622	2,970
Depreciation	104,176	123,974	151,947
Amortization (includes deferred financing costs and bond discount of $4,921, $3,654 and $3,646, respectively)	9,737	10,598	15,328
Provision for deferred income taxes	44,112	61,485	62,165
Loss on early extinguishment of debt	5,430	28,175	2,454
Loss on impairment of long-term assets	1,717	—	—
Loss (Gain) on disposal/writedown of property, plant and equipment, net	774	1,130	(681)
(Gain) Loss on foreign currency and other, net	(5,773)	(28,961)	9,084
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(2,547)	(16,004)	(48,020)
Prepaid expenses and other current assets	(3,792)	6	(7,462)
Accounts payable	11,802	979	12,366
Accrued expenses, deferred revenue and other current liabilities	20,575	18,134	9,852
Other assets and long-term liabilities	1,536	(1,082)	1,170

Cash Flows Provided by Operating Activities	254,948	288,693	305,364
Cash Flows from Investing Activities:
Capital expenditures	(196,997)	(204,477)	(231,966)
Cash paid for acquisitions, net of cash acquired	(49,361)	(379,890)	(384,338)
Additions to customer relationship and acquisition costs	(8,419)	(12,577)	(12,472)
Investment in convertible preferred stock	—	(1,357)	(858)
Proceeds from sales of property and equipment	7,020	11,667	3,111

Cash Flows Used in Investing Activities	(247,757)	(586,634)	(626,523)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(462,243)	(698,817)	(1,085,013)
Proceeds from borrowings and term loans	438,842	744,016	1,148,275
Early retirement of notes	(54,380)	(374,258)	(20,797)
Net proceeds from sales of senior subordinated notes	99,000	617,179	269,427
Debt (repayment to) financing and equity (distribution to) contribution from minority shareholders, net	(1,241)	20,225	(41,978)
Other, net	7,120	6,709	6,655

Cash Flows Provided by Financing Activities	27,098	315,054	276,569
Effect of Exchange Rates on Cash and Cash Equivalents	644	1,278	1,849

Increase (Decrease) in Cash and Cash Equivalents	34,933	18,391	(42,741)
Cash and Cash Equivalents, Beginning of Year	21,359	56,292	74,683

Cash and Cash Equivalents, End of Year	$56,292	$74,683	$31,942

Supplemental Information:
Cash Paid for Interest	$133,873	$126,952	$177,005

Cash Paid for Income Taxes	$3,147	$8,316	$6,888

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Pennsylvania corporation, and its subsidiaries. We are an international full-service provider of information storage and protection and related services for all media in various locations throughout the United States, Canada, Europe, Mexico and South America to numerous legal, banking, health care, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and more than two-thirds of the FTSE 100.

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

        b.     Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts and credit memos, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates.

        c.     Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        d.     Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the "Subsidiary notes"), (b) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes"), (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net gains amounted to $5,043, $30,223 and $8,915 for the years ended December 31, 2002, 2003 and 2004, respectively.

        e.     Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be long term and fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing.

        f.      Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment	3 to 9 years
Vehicles	5 to 10 years
Furniture and fixtures	2 to 5 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment, at cost, consist of the following:

	December 31,
	2003	2004
Land and buildings	$745,838	$819,221
Leasehold improvements	144,244	181,452
Racking	598,101	699,104
Warehouse equipment/vehicles	88,127	117,740
Furniture and fixtures	41,996	51,075
Computer hardware and software	260,190	326,613
Construction in progress	72,397	71,634

	$1,950,893	$2,266,839

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

        We apply the provisions of Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1") which requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met.. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. The computer software costs incurred and capitalized are being depreciated over their useful lives or the useful lives of the related assets.

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

        Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142 using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487), which, consistent with SFAS No. 142, is reported in the caption "cumulative effect of change in accounting principle" in the accompanying consolidated statement of operations. Impairment adjustments recognized in the future, if any, are generally required to be recognized as operating expenses. The $6,396 charge relates to our South American reporting unit within our international reporting segment. The South American reporting unit failed the impairment test primarily due to a reduction in the expected future performance of the unit resulting from a deterioration of the local economic environment and the devaluation of the currency in Argentina. As goodwill amortization expense in our South American reporting unit is not deductible for tax purposes, this impairment charge is not net of a tax benefit. We have a controlling 50.1% interest in Iron Mountain South America, Ltd. ("IMSA") and the remainder is owned by an unaffiliated entity. IMSA has acquired a controlling interest in entities in which local partners have retained a minority interest in order to enhance our local market expertise. These local partners have no ownership interest in IMSA. This has caused the minority interest portion of the non-cash goodwill impairment charge ($8,487) to exceed our portion of the non-cash goodwill impairment charge ($6,396). In accordance with SFAS No. 142, we selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2003 and 2004 and noted no impairment of goodwill at our reporting units as of such dates. As of December 31, 2004, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2003 and 2004 is as follows:

	Business Records Management	Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2002	$1,151,760	$237,178	$154,665	$1,371	$1,544,974
Deductible Goodwill acquired during the year	18,998	7,675	136,178	—	162,851
Non-Deductible Goodwill acquired during the year	20,332	—	5,887	—	26,219
Adjustments to purchase reserves	(613)	(52)	(285)	—	(950)
Fair value adjustments	3,097	(150)	(4,385)	—	(1,438)
Currency effects and other adjustments	24,898	(30)	19,755	—	44,623

Balance as of December 31, 2003	1,218,472	244,621	311,815	1,371	1,776,279
Deductible Goodwill acquired during the year	50,408	881	55,297	3,238	109,824
Non-Deductible Goodwill acquired during the year	11,106	1,599	11,141	73,667	97,513
Adjustments to purchase reserves	(414)	(104)	11,966	—	11,448
Fair value adjustments	(1,701)	(31)	940	—	(792)
Currency effects and other adjustments	12,780	—	33,214	(49)	45,945

Balance as of December 31, 2004	$1,290,651	$246,966	$424,373	$78,227	$2,040,217

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs which are amortized through interest expense) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2005	$14,672
2006	14,391
2007	14,193
2008	13,957
2009	13,920

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

        Consolidated losses on disposal/writedown of property, plant and equipment, net of $774 in the year ended December 31, 2002 consisted of disposals and asset writedowns partially offset by a $2,091 gain on the sale of a property in the U.K. Consolidated losses on disposal/writedown of property, plant and equipment, net of $1,130 in the year ended December 31, 2003 consisted of disposals and asset writedowns partially offset by approximately $4,200 of gains on the sale of properties in Texas, Florida and the U.K. Consolidated gains on disposal/writedown of property, plant and equipment, net of $681 for the year ended December 31, 2004, consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of approximately $1,200 offset by disposals and asset writedowns.

        i.      Customer Relationships and Acquisition Costs and Other

        In connection with adopting SFAS No. 142, we reassessed the useful lives and classification of our intangible assets. Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized for periods ranging from five to 30 years (weighted average of 28 years at December 31, 2004). These costs had previously been amortized over periods not to exceed 12 years. If the customer terminates its relationship with us, the unamortized cost is charged to expense. However, in the event of such termination, we collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations are amortized over periods ranging from five to 30 years (weighted average of 18 years at December 31, 2004). As of December 31, 2003 and 2004, the gross carrying amount of customer relationships and acquisition costs was $131,294 and $213,378, respectively, and accumulated amortization of those costs was $14,828 and $23,598, respectively. For the years ended December 31, 2002, 2003 and 2004, amortization expense was $1,770, $4,395 and $10,044, respectively.

        Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over a weighted average period of six years. As of December 31, 2003 and 2004, the gross carrying amount of other intangible assets was $22,212 and $26,410, respectively, and accumulated amortization of those costs was $20,280 and $9,447, respectively. For the years ended December 31, 2002, 2003 and 2004, amortization expense was $3,046, $2,559 and $1,638, respectively.

        j.      Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other (income) expense, net. As of December 31, 2003 and 2004, gross carrying amount of deferred financing costs was $29,620 and $46,231, respectively, and accumulated amortization of those costs was $5,686 and $9,641, respectively, and was recorded in interest expense, net.

        k.     Investment in Preferred Stock

        In May 2000, we made a $6,500 investment in the convertible preferred stock of LiveVault Corporation, a technology development company. This investment is accounted for at the lower of cost or market. In September 2001, we recorded an impairment charge in other (income) expense, net of $6,900, including the original investment and certain loans related to such investment. In December 2001, in connection with a recapitalization of LiveVault, we made an additional $2,000 investment in LiveVault's convertible preferred stock. In December 2002, we recorded an impairment charge related to this investment in other (income) expense, net of $600. In March 2003 and October 2004, we made additional investments of $1,357 and $858, respectively, in LiveVault's convertible preferred stock. As of December 31, 2003 and 2004, $2,757 and $3,615, respectively, of carrying value related to this investment is included in other assets in the accompanying consolidated balance sheets.

        l.      Accrued Expenses

        Accrued expenses consist of the following:

	December 31
	2003	2004
Interest	$48,960	$50,669
Payroll and vacation	45,652	43,637
Derivative liability	30,633	7,150
Restructuring costs (see Note 7)	16,322	21,414
Incentive compensation	17,528	21,789
Other	75,331	90,038

	$234,426	$234,697

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

        n.     Rent Normalization

        We have entered into various leases for buildings used in the storage of records. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a prepaid rent or deferred rent liability and is being amortized over the remaining lives of the respective leases.

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

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2002	2003	2004
Net income, as reported	$58,292	$84,637	$94,191
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	—	984	3,567
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(2,687)	(3,304)	(5,432)

Net income, pro forma	$55,605	$82,317	$92,326

Earnings per share:
Basic—as reported	0.46	0.66	0.73
Basic—pro forma	0.44	0.65	0.72
Diluted—as reported	0.45	0.65	0.72
Diluted—pro forma	0.43	0.63	0.70

        The weighted average fair value of options granted in 2002, 2003 and 2004 was $9.70, $10.97 and $8.58 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Assumption	2002	2003	2004
Expected volatility	27.5%	27.0%	24.8%
Risk-free interest rate	4.08	2.91	3.41
Expected dividend yield	None	None	None
Expected life of the option	5.0 years	5.0 years	5.0 years

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

        r.     Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,130,983, 2,177,201 and 2,092,831 shares for the years ended December 31, 2002, 2003 and 2004, respectively. Potential common shares of 475,296, 570,456 and 91,045 for the years ended December 31, 2002, 2003 and 2004, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

        s.     New Accounting Pronouncements

        In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123R, "Share-Based Payment." SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). We adopted the measurement provisions of SFAS No. 123 and SFAS No. 148 in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003.

        Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period beginning after June 15, 2005, which would be our third quarter of 2005, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

        SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. Since we do not pay significant cash taxes currently, we do not expect this provision to materially impact our statement of cash flows within the next few years.

        We expect to adopt SFAS No. 123R effective July 1, 2005 using the modified prospective method of implementation. Subject to a complete review of the requirements of SFAS No. 123R, based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record approximately $900 of stock compensation expense in the second half of 2005 associated with unvested stock option grants issued prior to January 1, 2003.

        In December 2004, the FASB issued FASB Staff Position No. 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004" ("FSP 109-2"). The American Jobs Creation Act of 2004 ("AJCA") introduces a special one-time dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer ("repatriation provision"), provided certain criteria are met. FSP 109-2 provides accounting and disclosure guidance for the repatriation provision. The Treasury Department or Congress will be providing additional clarifying language on key elements of the repatriation provision in the future. FSP 109-2 grants an enterprise additional time beyond the year ended December 31, 2004, in which the AJCA was enacted, to evaluate the effects of the AJCA on its plan for reinvestment or repatriation of unremitted earnings. FSP 109-2 calls for enhanced disclosures of, among other items, the status of our evaluations, the effects of completed evaluations, and the potential range of income tax effects of repatriations. Such disclosures are included in Note 10.

        t.      Rollforward of Allowance for Doubtful Accounts and Credit Memo Reserves

Year Ended December 31,	Balance at Beginning of the Year	Charged to Revenue	Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2002	$17,086	$12,133	$11,597	$3,365	$(22,772)	$21,409
2003	21,409	14,657	(2,292)	9,133	(21,985)	20,922
2004	20,922	17,858	(4,569)	4,397	(24,722)	13,886

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable and adjustments to allowances of businesses acquired.

        u.     Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31,
	2003	2004
Foreign currency translation adjustments	$7,890	$22,559
Unrealized loss on hedging contracts	(16,247)	(2,671)
Unrealized gain on securities	311	397

	$(8,046)	$20,285

3. Variable Interest Entities

        Three variable interest entities were established to acquire properties and lease those properties to us. These leases were designed to qualify as operating leases for accounting purposes, where the monthly lease expense was recorded as rent expense in our consolidated statements of operations and where the related underlying assets and liabilities were not consolidated in our consolidated balance sheets. We changed the characterization and the related accounting for properties in one variable interest entity ("VIE III") during the third quarter of 2002 and prospectively for new property acquisitions in the fourth quarter of 2002. In addition, anticipating the requirement to consolidate, and in line with our objective of transparent reporting, we voluntarily guaranteed all of the at-risk equity in VIE III and our two other variable interest entities (together, the "Other Variable Interest Entities" and, collectively with VIE III, our "Variable Interest Entities") as of December 31, 2002. These guarantees resulted in our consolidating all of our Variable Interest Entities' assets and liabilities. The underlying leases associated with the Other Variable Interest Entities were treated as operating leases from inception (as early as 1998) through consolidation on December 31, 2002. As a result, we recorded $5,915 in rent expense in our consolidated statement of operations related to these leases for the year ended December 31, 2002. For the years ended December 31, 2003 and 2004, we recorded depreciation expense of $2,001 for each year associated with the properties, and interest expense of $5,464 and $2,014, respectively, associated with the real estate term loans which were repaid in March 2004. We no longer have rent expense related to leases associated with the Other Variable Interest Entities in our consolidated financial results.

4. Derivative Instruments and Hedging Activities

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Specifically, we chose to swap the interest rates on $195,500 of floating rate debt to fixed rate. Since entering into these two swap agreements, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $13,370 and $4,333 at December 31, 2003 and 2004, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $13,370 ($8,709 recorded in accrued expenses and $4,661 recorded in other long-term liabilities), $4,878 and $8,492, respectively, as of December 31, 2003. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $4,333 ($2,910 recorded in accrued expenses and $1,423 recorded in other long-term liabilities), $1,585 and $2,748, respectively, as of December 31, 2004. Additionally, as a result of the foregoing, for the years ended December 31, 2002, 2003 and 2004, we recorded additional interest expense of $7,534, $8,709 and $8,460 resulting from interest rate swap payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. Specifically, we chose to swap the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. Since entering into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $1,250 and $140 at December 31, 2003 and 2004, respectively. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $140 (which was all recorded in accrued expenses) as of December 31, 2004. From inception through December 31, 2002, this interest rate swap agreement was determined to be highly effective, and therefore no ineffectiveness was recorded in earnings. As a result of the consolidation of one of the Other Variable Interest Entities ("VIE I") on December 31, 2002, we consolidated the real estate term loans of VIE I and the operating lease commitments that were hedged by this swap are now considered to be inter-company transactions. As a result, this interest rate swap agreement was deemed to be no longer effective on a prospective basis. The unrealized mark to market losses previously recorded in other comprehensive income attributable to this swap ($1,875, net of tax, as of December 31, 2002) will be amortized through other (income) expense, net in the accompanying consolidated statement of operations based on the changes in the fair value of the swap each period that the remaining interest payments are made on VIE I's real estate term loans. We will prospectively account for mark to market changes in the derivative liability of this swap through other (income) expense, net in the accompanying consolidated statement of operations. This accounting will have a net zero impact within our consolidated statement of operations as it relates to the amortization of unrealized mark to market losses and the fair valuing of the derivative liability. Additionally, as a result of the foregoing, for the year ended December 31, 2002, we recorded additional rent expense of $1,807, resulting from the payments associated with this interest rate swap agreement and for the year ended December 31, 2003 we recorded additional interest expense of $2,083 resulting from payments associated with this interest rate swap agreement. As a result of the repayment of the real estate term loans discussed in Note 5, we recorded an additional $795 of interest in the first quarter of 2004, representing the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording additional interest expense of $1,246 for the year ended December 31, 2004.

        Also, as of December 31, 2002, we consolidated VIE III which had entered into an interest rate swap agreement upon its inception which was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. Specifically, VIE III has swapped $97,000 of floating rate debt to fixed rate debt. Since the time it entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $10,960 and $6,934 at December 31, 2003 and 2004, respectively. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $6,934 ($4,100 recorded in accrued expenses and $2,834 recorded in other long-term liabilities) as of December 31, 2004. Additionally, as a result of the foregoing, for the year ended December 31, 2002 and 2003, we recorded additional interest expense of $3,423 and $4,806, respectively, resulting from interest rate swap payments. As a result of the repayment of the real estate term loans discussed in Note 5, we recorded an additional $8,656 of interest in the third quarter of 2004, representing the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest expense of $11,565 for the year ended December 31, 2004.

        In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services business of Hays plc ("Hays IMS") using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $27,777 in other (income) expense, net for this intercompany balance for the year ended December 31, 2003. In March 2004, IME repaid 135,000 British pounds sterling with proceeds from their new credit agreement (see Note 5). We recorded a foreign currency gain of $11,866 in other (income) expense, net for this intercompany balance in the first quarter of 2004. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of the European operations of Hays IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $11,496 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the year ended December 31, 2003. In the first quarter of 2004, these borrowings were repaid and we recorded a foreign currency loss of $2,995 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net.

        In addition, on July 16, 2003, we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. We settled these swaps in March 2004 by paying our counter parties a total of $27,714 representing the fair market value of the derivative and the associated swap costs, of which $18,978 was accrued for as of December 31, 2003. In the first quarter of 2004, we recorded a foreign currency loss for this swap of $8,736 in other (income) expense, net in the accompanying consolidated statement of operations. Upon cash payment, we received $162,800 in exchange for 100,000 British pounds sterling. We did not designate these swaps as hedges and, therefore, all mark to market fluctuations of the swaps were recorded in other (income) expense, net in our consolidated statements of operations from inception to cash payment of the swaps.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100,000 British pounds sterling term loan facility (see Note 5). We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset, a deferred tax liability and a corresponding increase to accumulated other comprehensive items of $115 (which was all recorded in other current assets), $39 and $76, respectively, as of December 31, 2004. For the year ended December 31, 2004, we recorded additional interest expense of $202 resulting from interest rate swap cash payments.

5. Debt

        Long-term debt consists of the following:

	December 31,
	2003	2004
IMI Revolving Credit Facility	$142,280	$122,563
IMI Term Loan Facility	248,750	349,000
IME Revolving Credit Facility	—	101,478
IME Term Loan Facility	—	184,330
8 1/8% Senior Notes due 2008 (the "Subsidiary notes")	18,768	—
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")	149,670	149,715
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")	481,075	481,054
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")	—	288,990
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")	441,331	440,418
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")	314,071	314,565
Real Estate Term Loans	202,647	—
Real Estate Mortgages	17,584	5,908
Seller Notes	12,607	11,307
Other(1)	61,145	28,694

Total Long-term Debt	2,089,928	2,478,022
Less Current Portion	(115,781)	(39,435)

Long-term Debt, Net of Current Portion	$1,974,147	$2,438,587

(1)
Includes $51,990 of outstanding amounts under IME's previous term loan and revolving credit facilities as of December 31, 2003.

        a.     Revolving Credit Facility and Term Loans

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

        In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the 135,000 British pounds sterling received from IME to: (1) pay down $103,932 of real estate term loans, (2) settle all obligations totaling $27,714 associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. Our consolidated balance sheet as of December 31, 2004 included 155,052 British pounds sterling ($285,808) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on October 31, 2004, was approximately 48,951 British pounds sterling ($90,231). The interest rate in effect under the IME revolving credit facility ranged from 3.4% to 6.6% as of October 31, 2004. For the year ended December 31, 2004, we recorded commitment fees of $396 based on 0.9% of unused balances under the IME revolving credit facility.

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 beginning in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. As a result, the IMI Credit Agreement has an aggregate maximum principal amount of $700,000 as of December 31, 2004. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2004, we had $122,563 of borrowings under our IMI revolving credit facility, of which $3,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 144,000); we also had various outstanding letters of credit totaling $22,099. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on December 31, 2004 was $205,338. The interest rate in effect under the IMI revolving credit facility was 4.6% as of December 31, 2004. For the year ended December 31, 2004, we recorded commitment fees of $1,112 based on 0.5% of unused balances under the IMI revolving credit facility.

        In December 2000, we entered into an interest rate swap contract to hedge the risk of changes in market interest rates on our term loan. The instrument is a variable-for-fixed swap of quarterly interest payments payable on certain amounts of our term loan through 2006. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three-month London Inter-Bank Offered Rate (LIBOR). In January 2001, we entered into a second interest rate swap contract on our term loan. The notional value of the second swap equals $96,000 and has a fixed rate of 5.5% and a variable rate based on periodic three-month LIBOR.. In conjunction with the IMI Credit Agreement, these interest rate swap contracts hedge the risk of changes in market interest rates on our new term loan due 2011 rather than the previous term loan due 2006.

        The IME Credit Agreement and IMI Credit Agreement contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement. We were in compliance with all material debt covenants as of December 31, 2004.

        b.     Notes Issued under Indentures

        As of December 31, 2004, we have five series of senior subordinated notes issued under various indentures, that are obligations of the parent company, Iron Mountain Incorporated (the "Parent notes"):

  •
  $150,000 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1;

  •
  $480,874 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1;

  •
  150,000 British pounds sterling principal amount of notes maturing on April 15, 2014 and bearing interest at a rate of 7 1/4% per annum, payable semi-annually in arrears on April 15 and October 15, these notes are listed on the Luxembourg Stock Exchange;

  •
  $431,255 principal amount of notes maturing on January 15, 2015 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on January 15 and July 15; and

  •
  $320,000 principal amount of notes maturing on January 1, 2016 and bearing interest at a rate of 6 5/8% per annum, payable semi-annually in arrears on January 1 and July 1.

        The Parent notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the Parent notes or the IMI Credit Agreement.

        In January 2004, we completed an offering of 150,000 British pounds sterling in aggregate principal amount of our 7 1/4% notes, which were issued at a price of 100% of par. Our net proceeds of 146,900 British pounds sterling ($269,427), after paying the initial purchasers' discounts, commissions and transaction fees, were used to fund our acquisition of the 49.9% equity interest held by Mentmore in IME for total consideration of 82,500 British pounds sterling ($154,000), to redeem $19,985 in aggregate principal amount of our outstanding Subsidiary notes in February 2004, to repay borrowings under our revolving credit facility, to repay $48,750 of our term loans, to repay other indebtedness and to pay for other acquisitions.

        In addition, Iron Mountain Canada Corporation ("IM Canada"), our principal Canadian subsidiary, had publicly issued $135,000 principal amount of senior notes that matured on May 15, 2008 and bore interest at a rate of 8 1/8% per annum, payable semi-annually in arrears on May 15 and November 15. The Subsidiary notes were general unsecured obligations of IM Canada, ranking pari passu in right of payment to all of IM Canada's existing and future senior indebtedness. The Subsidiary notes were fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain Incorporated and the Guarantors. In addition, several of the non-guarantors that are organized under the laws of Canadian provinces fully and unconditionally guaranteed the Subsidiary notes on a senior basis. As with the Parent notes, these guarantees were joint and several. In July 2003, we redeemed $50,000 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. In December 2003, we redeemed $65,015 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.313%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $12,530 in 2003 related to the early retirement of these Subsidiary notes, which consists of redemption premiums and transaction costs, as well as original issue discount related to these Subsidiary notes. In February 2004, we redeemed the remaining $19,985 of outstanding principal amount of the Subsidiary notes, at a redemption price (expressed as a percentage of principal amount) of 104.063%, plus accrued and unpaid interest. We recorded a charge to other (income) expense, net of $2,028 in 2004 related to the early retirement of these remaining Subsidiary notes, which consists of redemption premiums and transaction costs as well as original issue discount related to these Subsidiary notes.

        For the year ended December 31, 2002, we recorded a charge to other (income) expense, net of $5,431 related to the early retirement of debt in conjunction with the refinancing of the IMI credit facility and 9 1/8% Senior Subordinated Notes (the "9 1/8% notes"). For the year ended December 31, 2003, we recorded a charge to other (income) expense, net of $28,174 related to the early retirement of 9 1/8% notes, 8 3/4% Senior Subordinated Notes and the Subsidiary notes.

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

        Each of the indentures for the notes provides that we must repurchase, at the option of the holders, the notes at 101% of their principal amount, plus accrued and unpaid interest, upon the occurrence of a "Change of Control," which is defined in each respective indenture. Except for required repurchases upon the occurrence of a Change of Control or in the event of certain asset sales, each as described in the respective indenture, we are not required to make sinking fund or redemption payments with respect to any of the notes.

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2004, we were in compliance with all material debt covenants and agreements.

        c.     Real Estate Term Loans

        Our Variable Interest Entities were financed with real estate term loans. As of December 31, 2003, these real estate term loans amounted to $202,647 bearing interest at various variable interest rates based on LIBOR plus an applicable margin. In March 2004, $103,932 of these real estate term loans was repaid; the remaining $98,715 of real estate term loans was repaid in August 2004. We recorded a charge to other (income) expense, net of $426 in 2004 related to the early retirement of these real estate term loans.

        d.     Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 5.5% to 7.6% and are payable in various installments through 2023.

        e.     Seller Notes

        In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of 5,869 British pounds sterling ($11,307) on these notes at December 31, 2004 is due on demand through 2009 and is classified as a current portion of long-term debt.

        f.      Other

        Other long-term debt includes various notes and obligations assumed by us as a result of certain acquisitions. The outstanding balance of $28,694 on these notes at December 31, 2004 with a weighted average interest rate of 7.9%.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2005	$39,435
2006	8,464
2007	44,044
2008	43,885
2009	326,353
Thereafter	2,012,218

$2,474,399

        We have estimated the following fair values for our long-term debt as of December 31:

	2003		2004
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$142,280	$142,280	$122,563	$122,563
IMI Term Loan Facility(1)	248,750	248,750	349,000	349,000
IME Revolving Credit Facility(1)	—	—	101,478	101,478
IME Term Loan Facility(1)	—	—	184,330	184,330
8 1/4% notes(2)(3)	149,670	156,375	149,715	154,500
8 5/8% notes(2)(3)	481,075	521,748	481,054	509,726
7 1/4% notes(2)(3)	—	—	288,990	275,263
7 3/4% notes(2)(3)	441,331	456,052	440,418	435,568
6 5/8% notes(2)(3)	314,071	311,200	314,565	299,200
Subsidiary notes(3)	18,768	20,684	—	—
Real Estate Term Loans(1)	202,647	202,647	—	—
Real Estate Mortgages(1)	17,584	17,584	5,908	5,908
Seller Notes(1)	12,607	12,607	11,307	11,307
Other(1)	61,145	61,145	28,694	28,694

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2003 and 2004) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes."

(3)
The fair values of the Parent notes and the Subsidiary notes are based on quoted market prices for these notes on December 31, 2003 and 2004.

6. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2003 and 2004 and for the years ended December 31, 2002, 2003 and 2004. The Guarantors column includes all subsidiaries that guarantee the Parent notes. The subsidiaries that do not guarantee the Parent notes are referred to in the table as the "Non-Guarantors."

	December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$54,793	$19,890	$—	$74,683
Accounts Receivable	—	202,271	77,529	—	279,800
Intercompany Receivable	870,924	—	13,935	(884,859)	—
Other Current Assets	3,591	84,733	29,186	(410)	117,100

Total Current Assets	874,515	341,797	140,540	(885,269)	471,583
Property, Plant and Equipment, Net	—	973,619	518,648	—	1,492,267
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,625,796	1,000	98,715	(1,725,511)	—
Investment in Subsidiaries	402,045	91,336	—	(493,381)	—
Goodwill	—	1,323,340	443,198	9,741	1,776,279
Other	23,661	69,221	61,783	(2,695)	151,970

Total Other Assets, Net	2,051,502	1,484,897	603,696	(2,211,846)	1,928,249

Total Assets	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$237,392	$647,467	$(884,859)	$—
Current Portion of Long-term Debt	1,265	1,645	112,871	—	115,781
Total Other Current Liabilities	73,385	256,018	139,971	(410)	468,964
Long-term Debt, Net of Current Portion	1,777,480	2,924	193,743	—	1,974,147
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,724,511	—	(1,725,511)	—
Other Long-term Liabilities	6,773	169,695	17,535	(2,695)	191,308
Commitments and Contingencies
Minority Interests	—	—	6,105	69,680	75,785
Shareholders' Equity	1,066,114	408,128	145,192	(553,320)	1,066,114

Total Liabilities and Shareholders' Equity	$2,926,017	$2,800,313	$1,262,884	$(3,097,115)	$3,892,099

	December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,021	$20,921	$—	$31,942
Accounts Receivable	—	239,015	115,419	—	354,434
Intercompany Receivable	869,370	—	—	(869,370)	—
Other Current Assets	1,064	83,977	30,146	(409)	114,778

Total Current Assets	870,434	334,013	166,486	(869,779)	501,154
Property, Plant and Equipment, Net	—	1,131,277	518,519	—	1,649,796
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,923,614	11,420	—	(1,935,034)	—
Investment in Subsidiaries	479,270	182,866	1,061	(663,197)	—
Goodwill	—	1,435,151	594,264	10,802	2,040,217
Other	30,128	116,438	105,196	(542)	251,220

Total Other Assets, Net	2,433,012	1,745,875	700,521	(2,587,971)	2,291,437

Total Assets	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$313,259	$556,111	$(869,370)	$—
Current Portion of Long-term Debt	3,823	2,355	33,257	—	39,435
Total Other Current Liabilities	51,190	298,755	126,492	(409)	476,028
Long-term Debt, Net of Current Portion	2,024,224	112	414,251	—	2,438,587
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,923,614	10,420	(1,935,034)	—
Other Long-term Liabilities	4,641	212,083	40,542	(542)	256,724
Commitments and Contingencies
Minority Interests	—	—	4,177	8,868	13,045
Shareholders' Equity	1,218,568	460,987	200,276	(661,263)	1,218,568

Total Liabilities and Shareholders' Equity	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387

	December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$658,613	$100,923	$—	$759,536
Service and Storage Material Sales	—	473,077	85,884	—	558,961

Total Revenues	—	1,131,690	186,807	—	1,318,497
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	527,215	95,084	—	622,299
Selling, General and Administrative	57	295,435	37,558	—	333,050
Depreciation and Amortization	—	95,622	13,370	—	108,992
Merger-related Expenses	—	796	—	—	796
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	2,706	(1,932)	—	774

Total Operating Expenses	57	921,774	144,080	—	1,065,911

Operating (Loss) Income	(57)	209,916	42,727	—	252,586
Interest Expense, Net	7,077	101,660	27,895	—	136,632
Equity in the (Earnings) Losses of Subsidiaries	(72,104)	3,320	—	68,784	—
Other Expense (Income), Net	6,678	(4,189)	(1,054)	—	1,435

Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	58,292	109,125	15,886	(68,784)	114,519
Provision for Income Taxes	—	41,132	6,186	—	47,318
Minority Interest in Earnings of Subsidiaries	—	—	3,629	—	3,629
Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	58,292	67,993	6,071	(68,784)	63,572
Income from Discontinued Operations (Net of Tax of $768)	—	1,116	—	—	1,116
Cumulative Effect of Change in Accounting Principle (net of Minority Interest)	—	—	(6,396)	—	(6,396)

Net Income (Loss)	$58,292	$69,109	$(325)	$(68,784)	$58,292

	Year Ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$712,862	$162,173	$—	$875,035
Service and Storage Material Sales	—	499,992	126,302	—	626,294

Total Revenues	—	1,212,854	288,475	—	1,501,329
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	545,202	135,545	—	680,747
Selling, General and Administrative	427	314,424	68,790	—	383,641
Depreciation and Amortization	20	106,024	24,874	—	130,918
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,771	(641)	—	1,130

Total Operating Expenses	447	967,421	228,568	—	1,196,436

Operating (Loss) Income	(447)	245,433	59,907	—	304,893
Interest Expense, Net	23,809	91,881	34,778	—	150,468
Equity in the Earnings of Subsidiaries	(159,933)	(4,334)	—	164,267	—
Other Expense (Income), Net	51,040	(45,492)	(8,112)	—	(2,564)

Income Before Provision for Income Taxes and Minority Interest	84,637	203,378	33,241	(164,267)	156,989
Provision for Income Taxes	—	53,449	13,281	—	66,730
Minority Interest in Earnings of Subsidiaries	—	—	5,622	—	5,622

Net Income	$84,637	$149,929	$14,338	$(164,267)	$84,637

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$774,945	$268,421	$—	$1,043,366
Service and Storage Material Sales	—	552,405	221,818	—	774,223

Total Revenues	—	1,327,350	490,239	—	1,817,589
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	586,437	237,462	—	823,899
Selling, General and Administrative	460	362,635	123,151	—	486,246
Depreciation and Amortization	36	123,098	40,495	—	163,629
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(861)	180	—	(681)

Total Operating Expenses	496	1,071,309	401,288	—	1,473,093

Operating (Loss) Income	(496)	256,041	88,951	—	344,496
Interest Expense (Income), Net	150,476	(29,598)	64,871	—	185,749
Equity in the Earnings of Subsidiaries	(267,560)	(6,812)	—	274,372	—
Other Expense (Income), Net	22,397	(34,934)	4,549	—	(7,988)

Income Before Provision for Income Taxes and Minority Interest	94,191	327,385	19,531	(274,372)	166,735
Provision for Income Taxes	—	60,376	9,198	—	69,574
Minority Interest in Earnings of Subsidiaries	—	—	2,970	—	2,970

Net Income	$94,191	$267,009	$7,363	$(274,372)	$94,191

	Year Ended December 31, 2002
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$2,259	$223,446	$29,243	$—	$254,948
Cash Flows from Investing Activities:
Capital expenditures	—	(152,501)	(44,496)	—	(196,997)
Cash paid for acquisitions, net of cash acquired	—	(28,041)	(21,320)	—	(49,361)
Intercompany loans to subsidiaries	(19,365)	(17,928)	—	37,293	—
Investment in subsidiaries	(1,940)	(1,940)	—	3,880	—
Additions to customer relationship and acquisition costs	—	(7,137)	(1,282)	—	(8,419)
Proceeds from sales of property and equipment	—	1,460	5,560	—	7,020

Cash Flows from Investing Activities	(21,305)	(206,087)	(61,538)	41,173	(247,757)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(458,929)	(606)	(2,708)	—	(462,243)
Proceeds from borrowings and term loans	426,235	—	12,607	—	438,842
Early retirement of notes	(54,380)	—	—	—	(54,380)
Net proceeds from sales of senior subordinated notes	99,000	—	—	—	99,000
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(1,241)	—	(1,241)
Intercompany loans from parent	—	21,937	15,356	(37,293)	—
Equity contribution from parent	—	1,940	1,940	(3,880)	—
Other, net	7,120	—	—	—	7,120

Cash Flows from Financing Activities	19,046	23,271	25,954	(41,173)	27,098
Effect of exchange rates on cash and cash equivalents	—	—	644	—	644

Increase (Decrease) in cash and cash equivalents	—	40,630	(5,697)	—	34,933
Cash and cash equivalents, beginning of year	—	11,395	9,964	—	21,359

Cash and cash equivalents, end of year	$—	$52,025	$4,267	$—	$56,292

	Year Ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(3,823)	$252,175	$40,341	$—	$288,693
Cash Flows from Investing Activities:
Capital expenditures	—	(142,744)	(61,733)	—	(204,477)
Cash paid for acquisitions, net of cash acquired	—	(66,707)	(313,183)	—	(379,890)
Intercompany loans to subsidiaries	(407,292)	(324,980)	—	732,272	—
Investment in subsidiaries	(1,705)	(1,705)	—	3,410	—
Investment in convertible preferred stock	—	(1,357)	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(9,549)	(3,028)	—	(12,577)
Proceeds from sales of property and equipment	—	9,423	2,244	—	11,667

Cash Flows from Investing Activities	(408,997)	(537,619)	(375,700)	735,682	(586,634)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(600,445)	(683)	(97,689)	—	(698,817)
Proceeds from borrowings and term loans	643,784	—	100,232	—	744,016
Early retirement of notes	(254,407)	—	(119,851)	—	(374,258)
Net proceeds from sales of senior subordinated notes	617,179	—	—	—	617,179
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	20,225	—	20,225
Intercompany loans from parent	—	287,190	445,082	(732,272)	—
Equity contribution from parent	—	1,705	1,705	(3,410)	—
Other, net	6,709	—	—	—	6,709

Cash Flows from Financing Activities	412,820	288,212	349,704	(735,682)	315,054

Effect of exchange rates on cash and cash equivalents	—	—	1,278	—	1,278

Increase in cash and cash equivalents	—	2,768	15,623	—	18,391
Cash and cash equivalents, beginning of year	—	52,025	4,267	—	56,292

Cash and cash equivalents, end of year	$—	$54,793	$19,890	$—	$74,683

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(176,437)	$426,230	$55,571	$—	$305,364
Cash Flows from Investing Activities:
Capital expenditures	—	(162,032)	(69,934)	—	(231,966)
Cash paid for acquisitions, net of cash acquired	—	(163,828)	(220,510)	—	(384,338)
Intercompany loans to subsidiaries	44,240	28,501	—	(72,741)	—
Investment in subsidiaries	(111,988)	(111,988)	—	223,976	—
Investment in convertible preferred stock	—	(858)	—	—	(858)
Additions to customer relationship and acquisition costs	—	(10,050)	(2,422)	—	(12,472)
Proceeds from sales of property and equipment	—	3,053	58	—	3,111

Cash Flows from Investing Activities	(67,748)	(417,202)	(292,808)	151,235	(626,523)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(706,149)	(117,246)	(261,618)	—	(1,085,013)
Proceeds from borrowings and term loans	668,882	—	479,393	—	1,148,275
Early retirement of notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(41,978)	—	(41,978)
Intercompany loans from parent	—	(47,542)	(25,199)	72,741	—
Equity contribution from parent	—	111,988	111,988	(223,976)	—
Other, net	12,025	—	(5,370)	—	6,655

Cash Flows from Financing Activities	244,185	(52,800)	236,419	(151,235)	276,569
Effect of exchange rates on cash and cash equivalents	—	—	1,849	—	1,849

(Decrease) Increase in cash and cash equivalents	—	(43,772)	1,031	—	(42,741)
Cash and cash equivalents, beginning of year	—	54,793	19,890	—	74,683

Cash and cash equivalents, end of year	$—	$11,021	$20,921	$—	$31,942

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

        In February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME. This transaction did not have material impact on revenue or operating income since we already fully consolidate IME's financial results. Using the purchase method of accounting for this acquisition, the net assets of IME were adjusted to reflect 49.9% of the difference between the fair market value and their carrying value on the date of acquisition.

        In November 2004, we acquired Connected Corporation ("Connected") for total cash consideration of $109,326 (net of cash acquired).

        Each of the 2002, 2003 and 2004 acquisitions were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was provided through our credit facilities and the issuance of certain of our senior subordinated notes.

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2002		2003		2004
Cash Paid (gross of cash acquired)	$41,356	(1)	$387,803	(1)	$388,243	(1)
Fair Value of Options Issued	—		—		1,245

Total Consideration	41,356		387,803		389,488
Fair Value of Identifiable Assets Acquired(2)	10,440		244,950		160,622
Liabilities Assumed(3)	(4,868)		(46,217)		(50,006)
Minority Interest(4)	—		—		71,535

Total Fair Value of Identifiable Net Assets Acquired	5,572		198,733		182,151

Recorded Goodwill	$35,784		$189,070		$207,337

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2002, 2003 and 2004 is a contingent payment of $7,165, $1,077 and $5,513, respectively, related to acquisitions made in the previous years.

(2)
Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements, and customer relationship assets.

(3)
Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)
Consisted primarily of the carrying value of Mentmore's 49.9% minority interest in IME at the date of acquisition.

        Allocation of the purchase price for the 2004 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2004 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2004 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	2003	2004
Reserves, beginning of the year	$9,906	$16,322
Reserves established	12,526	15,282
Expenditures	(5,436)	(10,200)
Adjustments to goodwill, including currency effect(1)	(674)	10

Reserves, end of the year	$16,322	$21,414

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

        At December 31, 2004, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($12,348), severance costs for approximately 56 people ($2,463) and move and other exit costs ($6,603). These accruals are expected to be used prior to December 31, 2005 except for lease losses of $10,560 and severance contracts of $193, both of which are based on contracts that extend beyond one year.

        In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we would be required to make under all such agreements as of December 31, 2004 is approximately $16,798.

8. Capital Stock and Stock Options

        a.     Capital Stock

        On May 27, 2004, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on June 30, 2004 to all shareholders of record as of the close of business on June 15, 2004. All share data has been reflected for such stock split.

        The following table summarizes the number of shares authorized, issued and outstanding for each issue of our capital stock as of December 31:

		Number of Shares
		Authorized		Issued and Outstanding
Equity Type
	Par Value	2003	2004	2003	2004
Preferred stock	$.01	10,000,000	10,000,000	—	—
Common stock	.01	150,000,000	200,000,000	128,362,881	129,817,914

        b.     Stock Options

        A total of 16,055,657 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans.

        The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 2001	6,426,588	$10.42
Granted	648,840	19.97
Exercised	(891,074)	6.17
Canceled	(339,130)	11.34

Options outstanding, December 31, 2002	5,845,224	12.05
Granted	687,851	24.80
Exercised	(661,302)	8.85
Canceled	(78,519)	17.60

Options outstanding, December 31, 2003	5,793,254	13.73
Granted	811,722	28.55
Exercised	(1,118,332)	9.38
Canceled	(214,598)	23.58

Options outstanding, December 31, 2004	5,272,046	16.55

        Options granted in 2002, 2003 and 2004 were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of these options become exercisable ratably over a period of five years unless the holder terminates employment and generally have a contractual life of 10 years. The number of shares available for grant at December 31, 2004 was 3,855,031.

        The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2004:

		Outstanding
		Weighted Average Remaining Contractual Life (in Years)		Exercisable
Range of Exercise Prices	Number		Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.33 to $0.39	1,944	2.1	$0.37	1,944	$0.37
$1.92 to $2.57	258,773	3.0	2.01	258,773	2.01
$2.95 to $4.05	94,406	3.6	3.68	94,406	3.68
$4.56 to $4.87	343,570	1.6	4.62	343,570	4.62
$7.63 to $10.78	619,840	2.8	9.54	619,840	9.54
$12.07 to $17.54	1,950,570	5.5	15.05	1,533,081	14.88
$18.28 to $25.60	1,328,899	7.6	22.18	468,662	20.90
$27.77 to $32.86	674,044	9.4	29.76	8,278	29.88

	5,272,046	5.8	16.55	3,328,554	12.39

9. Discontinued Operations

        In June 1999, in order to focus on our information storage and protection services business, we decided to sell our information technology staffing business, Arcus Staffing Resources, Inc. ("Arcus Staffing"), which was acquired in January 1998 as part of the acquisition of Arcus Group, Inc. Effective November 1, 1999, we completed the sale of substantially all of the assets of Arcus Staffing. In accordance with the provisions of APB No. 30, the sale of Arcus Staffing was accounted for as a discontinued operation. Accordingly, the Arcus Staffing operations were segregated from our continuing operations and reported as a separate line item on our consolidated statement of operations.

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

10. Income Taxes

        The components of income from continuing operations before provision for income taxes and minority interest are:

	2002	2003	2004
U.S. and Canada	$103,561	$140,638	$157,929
Foreign	10,958	16,351	8,806

	$114,519	$156,989	$166,735

        We have estimated federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $169,900 at December 31, 2004 to reduce future federal taxable income, if any. The preceding net operating loss carryforwards do not include pre-acquisition net operating loss carryforwards of Arcus Group, Inc. in the amount of approximately $103,000. Any tax benefit realized related to pre-acquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire next year. We also have estimated state net operating loss carryforwards of $92,568. The state net operating loss carryforwards are subject to a valuation allowance of approximately 55%. Additionally, we have alternative minimum tax credit carryforwards of $1,364, which have no expiration date and are available to reduce future income taxes, if any.

        We are subject to income taxes in many jurisdictions around the world. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates for certain tax loss contingencies are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which the determination is made. We revise our estimates of such tax loss contingencies, if and when appropriate.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2003	2004
Deferred Tax Assets:
Accrued liabilities	$12,854	$26,181
Deferred rent	8,399	8,654
Net operating loss carryforwards	46,611	63,579
AMT credit	1,187	1,364
Valuation Allowance	(4,829)	(5,691)
Unrealized loss on hedging contracts	9,332	1,585
Other	16,589	9,278

	90,143	104,950
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(68,956)	(98,348)
Plant and equipment, principally due to differences in depreciation	(115,061)	(154,642)
Customer acquisition costs	(19,314)	(22,466)

	(203,331)	(275,456)

Net deferred tax liability	$(113,188)	$(170,506)

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options and the 15% discount associated with our employee stock purchase plan are included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options and incremental amounts recorded above the 15% discount associated with the employee stock purchase plan are recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $4,476, $3,950 and $6,904 for the years ended December 31, 2002, 2003 and 2004, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries as well as certain other events or actions on our part, which would result in an increase in our provision for income taxes. We currently do not anticipate utilizing the repatriation provision outlined in the American Jobs Creation Act of 2004.

        We file a consolidated federal income tax return with our U.S. subsidiaries. The provision for income taxes consists of the following components:

	Year Ended December 31,
	2002	2003	2004
Federal—deferred	$33,629	$43,856	$54,237
State—current	1,447	2,758	4,094
State—deferred	8,121	14,871	9,339
Foreign—current and deferred	4,121	5,245	1,904

	$47,318	$66,730	$69,574

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision for income taxes and minority interests for the years ended December 31, 2002, 2003 and 2004, respectively, is as follows:

	Year Ended December 31,
	2002	2003	2004
Computed "expected" tax provision	$40,082	$54,946	$58,357
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	6,220	10,650	7,107
Impact of retroactive state law change (net of federal tax benefit)	—	809	1,625
Increase in valuation allowance	210	—	—
Foreign tax rate and tax law differential	(209)	(540)	(1,584)
Other, net	1,015	865	4,069

	$47,318	$66,730	$69,574

11. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2003
Total revenues	$351,811	$359,270	$381,758	$408,490
Gross profit	191,660	197,238	210,403	221,281
Net income	21,284	20,133	14,794	28,426
Net income per share—basic	0.17	0.16	0.12	0.22
Net income per share—diluted	0.16	0.15	0.11	0.22
2004
Total revenues	$433,922	$445,410	$459,330	$478,927
Gross profit	235,612	244,583	249,533	263,962
Net income	22,997	22,857	18,450	29,887
Net income per share—basic	0.18	0.18	0.14	0.23
Net income per share—diluted	0.18	0.17	0.14	0.23

12. Segment Information

        We operate in seven operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

  •
  Business Records Management—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service, courier operations, and the collection, handling and disposal of sensitive documents for corporate customers

  •
  Data Protection—the storage and rotation of backup computer media as part of corporate disaster and business recovery plans, including service and courier operations and electronic vaulting services for the server market

  •
  Fulfillment—the storage of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders; the assembly of custom marketing packages and orders; the management and detailed reporting on customer marketing literature inventories

  •
  Digital Archiving Services—storage and related services for electronic records conveyed via telecommunication lines and the Internet

  •
  Europe—information storage and protection services throughout Europe

  •
  South America—information storage and protection services throughout South America

  •
  Mexico—information storage and protection services throughout Mexico

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

        An analysis of our business segment information to the respective information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Data Protection	International	Corporate & Other(1)	Total Consolidated
2002
Total Revenues	$944,845	$239,081	$109,381	$25,190	$1,318,497
Contribution	262,541	61,729	21,988	16,890	363,148
Total Assets	2,358,459	359,339	317,073	195,784	3,230,655
Expenditures for Segment Assets(2)	141,663	24,642	58,107	30,365	254,777
2003
Total Revenues	1,022,335	251,141	198,068	29,785	1,501,329
Contribution	286,208	71,240	46,825	32,668	436,941
Total Assets	2,536,415	375,845	765,814	214,025	3,892,099
Expenditures for Segment Assets(2)	179,450	28,667	358,515	30,312	596,944
2004
Total Revenues	1,107,587	278,984	380,033	50,985	1,817,589
Contribution	308,630	78,597	89,751	30,466	507,444
Total Assets	2,708,068	391,184	1,024,135	319,000	4,442,387
Expenditures for Segment Assets(2)	217,868	19,528	243,030	148,350	628,776

(1)
Total assets include the inter-segment elimination amounts of $1,277,393, $1,813,276 and $1,884,185 as of December 31, 2002, 2003 and 2004, respectively.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 except that certain costs continue to be allocated from Corporate & Other to the other segments in 2002, 2003 and 2004, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Years Ended December 31,
	2002	2003	2004
Contribution	$363,148	$436,941	$507,444
Less: Depreciation and Amortization	108,992	130,918	163,629
Merger-related Expenses	796	—	—
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	774	1,130	(681)
Interest Expense, Net	136,632	150,468	185,749
Other Expense (Income), Net	1,435	(2,564)	(7,988)
Provision for Income Taxes	47,318	66,730	69,574
Minority Interest in Earnings of Subsidiaries	3,629	5,622	2,970
Income from Discontinued Operations, Net of Tax	(1,116)	—	—
Cumulative Effect of Change in Accounting Principle, Net of Minority Interest	6,396	—	—

Net Income	$58,292	$84,637	$94,191

        Information as to our operations in different geographical areas is as follows:

	2002	2003	2004
Revenues:
United States	$1,134,000	$1,215,669	$1,330,979
United Kingdom	79,228	145,735	270,665
Canada	75,116	87,592	106,577
Other International	30,153	52,333	109,368

Total Revenues	$1,318,497	$1,501,329	$1,817,589

Long-lived Assets:
United States	$2,395,018	$2,514,031	$2,735,545
United Kingdom	216,040	551,924	618,712
Canada	200,461	253,874	315,872
Other International	52,096	100,687	271,104

Total Long-lived Assets	$2,863,615	$3,420,516	$3,941,233

13. Commitments and Contingencies

        a.     Leases

        We lease most of our facilities under various operating leases. A majority of these leases have renewal options of five to ten years and have either fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $125,866, $134,371 and $163,564 for the years ended December 31, 2002, 2003 and 2004, respectively. There was $5,915 related to synthetic lease facilities included in rent expense for the year ended December 31, 2002. There was no such expense in 2003 and 2004. See Note 3.

        Minimum future lease payments, net of sublease income of $2,715, $1,933, $1,375, $1,127, $912 and $1,546 for 2005, 2006, 2007, 2008, 2009 and thereafter, respectively, are as follows:

Year	Operating
2005	$151,166
2006	134,694
2007	118,604
2008	99,714
2009	83,201
Thereafter	490,302

Total minimum lease payments	$1,077,681

        We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2004 was $34,316. Such amount does not take into consideration the recovery or resale value associated with these vehicles. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

        b.     South Brunswick Fires Litigation

        In March 1997, we experienced three fires, all of which authorities have determined were caused by arson. The fires resulted in damage to one and destruction of another records and information services facility in South Brunswick Township, New Jersey. Certain of our customers or their insurance carriers asserted claims as a consequence of the destruction of, or damage to, their records as a result of the fires, including claims with specific requests for compensation and allegations of negligence or other culpability on the part of Iron Mountain. Five lawsuits were filed against Iron Mountain by certain of our customers and/or their insurers, and a sixth lawsuit was filed by the issuers of an abutter of one of the South Brunswick facilities. As a result of a mediation in August 2004, the parties to these six lawsuits entered into a written settlement of these matters. Pursuant to the settlement agreement, Iron Mountain contributed $500 to a settlement fund in exchange for complete release. The Superior Court for Middlesex County, New Jersey has, therefore, dismissed all of these cases. In addition, our insurers reimbursed us for the costs of the defense. A seventh lawsuit, also brought by a single customer, was tried before a federal judge in New Jersey in February 2000, with a defendant's verdict entered in favor of Iron Mountain. An eighth lawsuit filed by an injured firefighter was settled by our insurer for a nominal amount. Several other claims that were originally filed in relation to these lawsuits have been voluntarily dismissed without prejudice by the customers, abutting business owners, and/or their insurance carriers.

        c.     Pierce, H-W Associates, Pioneer and Sequedex Proceedings

        We are involved as a plaintiff or defendant in a series of actions in New Jersey and Pennsylvania generally involving or arising out of assertions by Iron Mountain Incorporated that J. Peter Pierce, Sr. and others engaged in conduct in respect of an entity, Sequedex, LLC ("Sequedex"), that constituted a breach of Mr. Pierce's contractual and fiduciary obligations to us. The following is a summary of each of those cases.

        On March 28, 2002, Iron Mountain Incorporated and Iron Mountain Information Management, Inc. ("IMIM"), one of our wholly owned subsidiaries, commenced an action in the Middlesex County, New Jersey, Superior Court, Chancery Division, captioned Iron Mountain Incorporated and Iron Mountain Information Management, Inc. v. J. Peter Pierce, Sr., Douglas B. Huntley, J. Michael Gold, Fred A. Mathewson, Jr., Michael DiIanni, J. Anthony Hayden, Pioneer Capital, LLC, and Sequedex, LLC. In the complaint, we alleged that defendant J. Peter Pierce, Sr., a former member of our Board of Directors and the former President of IMIM until his termination without cause effective June 30, 2000, violated his fiduciary obligations, as well as various noncompetition and other provisions of an employment agreement with us, dated February 1, 2000, by providing direct and/or indirect financial, management and other support to defendant Sequedex. Sequedex was established in October 2000, and competed directly with us in the records and information management services industry. The complaint also alleged that Mr. Pierce and certain of the other defendants, who were employed by or affiliated with Pierce Leahy Corp. prior to the merger of Pierce Leahy with Iron Mountain in February 2000, misappropriated and used our trade secrets and other confidential information. Finally, the complaint asserted claims against Sequedex and others for tortious interference with contractual relations, against all of the defendants for civil conspiracy in respect of the matters described above, and against defendant Michael DiIanni for breach of his employment agreement with IMIM, dated September 6, 2000. The litigation sought injunctions in respect of certain matters and recovery of damages against the defendants.

        On April 12, 2002, we also initiated a related arbitration proceeding against Mr. Pierce before the Philadelphia, Pennsylvania, office of the American Arbitration Association (the "AAA") pursuant to an arbitration clause in the employment agreement between us and Mr. Pierce. In the arbitration, Mr. Pierce counterclaimed for indemnification of his expenses, including attorneys' fees. We disputed Mr. Pierce's claim. On July 19, 2002, the litigation was stayed pending the outcome of the arbitration proceeding. On February 25, 2003, in response to our request, the AAA removed the arbitrator. The arbitration proceeding was transferred by agreement of the parties to ADR Options, Inc. On February 4, 2004, the arbitrator rendered a decision. The arbitrator did not find the evidence provided by us in our action against Mr. Pierce sufficient to rule in our favor on the particular claims at issue. In addition, the arbitrator ruled that, pursuant to an indemnification provision in Mr. Pierce's employment agreement, we must pay Mr. Pierce's attorneys fees and costs that are attributable to this single arbitration. The arbitrator established a procedure to ascertain the amount of these fees and expenses. We filed a motion to vacate the arbitrator's decision and award in Middlesex County, New Jersey. On June 16, 2004, that court denied our motion to vacate and confirmed the arbitration decision. We appealed the court's decision to the Appellate Division of the New Jersey Superior Court and voluntarily withdrew, without prejudice, the claims in that case other than those purportedly covered by the arbitration decision. Mr. Pierce filed a motion to dismiss the appeal, which was denied by the Appellate Division. Mr. Pierce subsequently filed an opposition to the appeal. The parties are awaiting notice of a hearing date for the appeal.

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

        On December 16, 2002, Hartford Windsor Associates, L.P. ("H-W Associates"), Hartford General, LLC, J. Anthony Hayden, Mr. Pierce, Frank Seidman and John H. Greenwald, Jr. commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated. In the complaint, the plaintiffs allege that H-W Associates purchased a warehouse property in Connecticut to serve as a records storage facility, and entered into a lease for the facility with Sequedex, then a competitor of ours, and that the remaining plaintiffs were limited or general partners of H-W Associates. The plaintiffs also allege that we tortiously interfered with Sequedex's contractual relations with an actual or prospective customer of Sequedex and, as a result, caused Sequedex to default on its lease to H-W Associates. The complaint seeks damages in excess of $100,000.. We have denied the material allegations in the complaint filed against us by H-W Associates and the other plaintiffs and have since filed counterclaims against the plaintiffs alleging tortious interference with our business relationship with one of our longstanding customers. Certain discovery has been undertaken.

        Also on December 16, 2002, Pioneer Capital L.P. ("Pioneer"), Pioneer Capital Genpar, Inc. ("PCG"), the general partner of Pioneer, and Mr. Pierce, the President of PCG, commenced an action in the Court of Common Pleas, Montgomery County, Pennsylvania, against Iron Mountain Incorporated, C. Richard Reese, John F. Kenny, Jr., Garry Watzke, Schooner Capital LLC ("Schooner") and Vincent J. Ryan. The named individuals are Directors and/or officers of Iron Mountain Incorporated and Schooner is a shareholder of Iron Mountain Incorporated. In the complaint, the plaintiffs allege that the defendants had numerous conversations and arrangements with Thomas Carr, one of Mr. Pierce's and Pioneer's business partners in a company named Logisteq LLC. The plaintiffs further allege that, as a result of such conversations and arrangements, defendants conspired to, and did intentionally, interfere with Pioneer's relationship with its partner and Logisteq. The plaintiffs also allege that defendants damaged Mr. Pierce's reputation in the community by telling our employees and other third parties that Mr. Pierce breached his employment agreement with us, misappropriated and used our confidential information, breached his fiduciary duties to our shareholders and assisted Sequedex, then a competitor of ours, in unfairly competing with us. Finally, the complaint alleges that the business partner in Logisteq taped conversations with Mr. Pierce and others which allegedly violated privacy laws, that the defendants knew, or should have known, that the tapes were being made without the consent of the individuals and, as a result, Mr. Pierce was harmed. The complaint seeks damages in excess of $5,000,000. We and the other defendants have challenged the legal sufficiency of the plaintiffs' pleadings in each of these cases and the court has issued a notice of its intention to dismiss the case for inactivity unless a party gives written notice of his or its intention to proceed by April 15, 2005.

        On September 10, 2003, IMIM filed a complaint in the Court of Common Pleas, Montgomery County, Pennsylvania in a matter related to the litigation between Iron Mountain Incorporated and Sequedex, Mr. Pierce and others disclosed above. The new matter named Sequedex, J. Michael Gold and Peter Hamilton as defendants, and alleges that in 2000 defendants Gold and Hamilton, both former IMIM employees, used confidential and proprietary business information that they had obtained while employed by IMIM to form their own records management company, Sequedex. The complaint also alleged unlawful interference with IMIM's contractual relationship with a certain customer and other matters. The defendants filed preliminary objections to our complaint and we answered those preliminary objections. This matter has been voluntarily dismissed without prejudice.

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

        The defendants in all three cases denied the material allegations in IMIM's complaints and asserted various affirmative defenses. Sequedex and the individual defendants filed counterclaims against IMIM and third party complaints against Iron Mountain Incorporated. The counterclaims and third party complaints asserted claims for tortious interference with certain contracts and prospective business relations between Sequedex and its current and potential customers as well as a claim for trade disparagement and defamation, and sought approximately $58,000 in damages, plus unspecified punitive damages. A trial of the three actions in which the Sequedex counterclaims and third party complaints were asserted occurred in April and May of 2004. On June 18, 2004, the Court held that the three individual defendants had not violated their covenants not to compete and had not misappropriated any of IMIM's trade secrets or confidential information, that Sequedex had not tortiously interfered with those agreements, and that IMIM and Iron Mountain Incorporated had not interfered with any of Sequedex's potential or actual business relationships and had not disparaged or defamed Sequedex. The Court thus entered a judgment dismissing all claims and counterclaims. Sequedex appealed the Court's decision to the Appellate Division of the New Jersey Superior Court. Iron Mountain Incorporated and IMIM filed an appellate brief in opposition to Sequedex's appeal. We intend to oppose the appeal by Sequedex vigorously. The parties are awaiting notice of a hearing date for the appeal.

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

        The outcome of Pierce, H-W Associates, Pioneer and Sequedex proceedings cannot be predicted with certainty. Based on our present assessment of the situation, after consultation with legal counsel, management does not believe that the outcome of these proceedings will have a material adverse effect on our financial condition or results of operations, although there can be no assurance in this regard. In addition, we record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

14. Related Party Transactions

        We lease space to an affiliated company, Schooner, for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2002, 2003 and 2004, Schooner paid rent to us totaling $128, $144 and $153, respectively. We lease facilities from an officer and three separate limited partnerships, whose general partner was a related party. Our aggregate rental payment for such facilities during 2002, 2003 and 2004 was $1,372, $1,309 and $1,345, respectively.

        We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The total benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $826 as of December 31, 2004.

        At December 31, 2004, we have outstanding loans to an officer with an aggregate principal amount of $87. These notes bear interest at a variable rate. This liability was assumed in connection with our merger with Pierce Leahy.

15. Employee Benefit Plans

        a.     Iron Mountain Companies 401(k) Plan

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan document. We have expensed $3,043, $4,164 and $4,320 for the years ended December 31, 2002, 2003 and 2004, respectively.

        b.     Employee Stock Purchase Plan

        On March 23, 1998, we introduced an employee stock purchase plan (the "Plan"), participation in which is available to substantially all employees who meet certain service eligibility requirements. The Plan was approved by our shareholders on May 28, 1998 and commenced operations on October 1, 1998. The Plan provided a way for our eligible employees to become shareholders on favorable terms. The Plan provided for the purchase of up to 843,750 shares of our common stock by eligible employees through successive offering periods. At the start of each offering period, participating employees were granted options to acquire our common stock. As there were no shares remaining in the Plan on December 31, 2002, a new employee stock purchase plan (the "2003 Plan"), which provides for the purchase of up to 1,125,000 shares of our common stock was approved by our shareholders in May 2003 and commenced operations on July 1, 2003. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the Plan was, and under the 2003 Plan is, 85% of their market price at either the beginning or the end of the offering period, whichever was or is lower. There were 240,179, 133,072 and 348,320 shares purchased under the Plan and the 2003 Plan for the years ended December 31, 2002, 2003 and 2004, respectively. The number of shares available for purchase at December 31, 2004 was 643,608.

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

        We have audited the accompanying consolidated balance sheet of Iron Mountain Europe Limited as of October 31, 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive (loss)/income and cash flows for the two years ended October 31, 2003. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Iron Mountain Europe Limited at October 31, 2003 and the consolidated results of their operations and their consolidated cash flows for the two years ended October 31, 2003, in conformity with generally accepted accounting principles in the United States of America.

/s/ RSM ROBSON RHODES LLP

Chartered Accountants
Birmingham, England

March 8, 2004

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
	By:	/s/ C. RICHARD REESE C. Richard Reese Chairman of the Board, Chief Executive Officer and President
Dated: March 16, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors, Chief Executive Officer and President	March 16, 2005
/s/ JOHN F. KENNY, JR. John F. Kenny, Jr.	Executive Vice President, Chief Financial Officer and Director	March 16, 2005
/s/ JEAN A. BUA Jean A. Bua	Senior Vice President and Corporate Controller (Chief Accounting Officer)	March 16, 2005
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 16, 2005
/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	March 16, 2005
/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 16, 2005
/s/ B. THOMAS GOLISANO B. Thomas Golisano	Director	March 16, 2005
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 16, 2005
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 16, 2005

INDEX TO EXHIBITS

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Exhibit numbers in parentheses refer to the exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item	Exhibit
2.1	Purchase Agreement, dated November 13, 2000, by and among Iron Mountain Canada Corporation, Iron Mountain Records Management, Inc. ("IMRM"), FACS Records Storage Income Fund, FACS Records Centre Inc. and 3796281 Canada Inc.	(2.1) (18)
2.2	Asset Purchase and Sale Agreement, dated February 18, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., and Suddath Van Lines, Inc.	(2.1) (15)
2.3	Amendment No. 1 to Asset Purchase and Sale Agreement, dated May 1, 2000, by and among IMRM, Data Storage Center, Inc., DSC of Florida, Inc., DSC of Massachusetts, Inc., Suddath Van Lines, Inc. and Suddath Family Trust U/A 11/8/79.	(2.1) (16)
2.4	Agreement and Plan of Merger, dated as of October 20, 1999, by and between the Company and Pierce Leahy.	(2) (10)
2.5	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of which have been omitted pursuant to a request for confidential treatment).	(2.1) (26)
3.1	Amended and Restated Articles of Incorporation of the Company, as amended.	(3.1) (28)
3.2	Amended and Restated By-laws of the Company, as amended.	(3.2) (28)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15) (21)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17) (21)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1) (7)
4.2	Indenture for 8 3/4% Senior Subordinated Notes due 2009, dated October 24, 1997, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(4.1) (2)
4.3	Indenture for 8 1/8% Senior Notes due 2008, dated as of April 7, 1998, by and among Iron Mountain Canada Corporation, as issuer, the Company and The Bank of New York, as trustee.	(4.1(c)) (13)
4.4	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1) (19)
4.5	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2) (19)
4.6	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7) (22)
4.7	Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7) (25)
4.8	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and the Trustee.	(4.8) (25)
4.9	Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and the Trustee.	(4.9) (27)
4.10	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1) (14)
9	Amended and Restated Voting Trust Agreement, dated as of February 28, 1998, by and among the Company, certain shareholders of the Company and Leo W. Pierce, Sr. and J. Peter Pierce, as trustees.(#)	(9.0) (12)

10.1	Employment Agreement, dated as of February 1, 2000, by and between the Company and J. Peter Pierce.(#)	(10.5) (15)
10.3	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended.(#)	(10.7) (18)
10.4	Nonqualified Stock Option Plan of Pierce Leahy Corp.(#)	(10.3) (11)
10.5	Iron Mountain Incorporated 1997 Stock Option Plan, as amended.(#)	(10.9) (18)
10.6	Iron Mountain/ATSI 1995 Stock Option Plan.(#)	(10.2) (3)
10.7	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended.(#)	(10.3) (6)
10.8	Iron Mountain Incorporated 2002 Stock Incentive Plan.(#)	(10.8) (25)
10.9	Form of Iron Mountain Incorporated Amended and Restated Non-Qualified Stock Option Agreement.(#)	Filed herewith as Exhibit 10.9
10.10	Form of Iron Mountain Incorporated Incentive Stock Option Agreement.(#)	Filed herewith as Exhibit 10.10
10.11	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	Filed herewith as Exhibit 10.11
10.12	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement.(#)	Filed herewith as Exhibit 10.12
10.13	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement.(#)	Filed herewith as Exhibit 10.13
10.14	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	Filed herewith as Exhibit 10.14
10.15	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	Filed herewith as Exhibit 10.15
10.16	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	Filed herewith as Exhibit 10.16
10.17	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	Filed herewith as Exhibit 10.17
10.18	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	Filed herewith as Exhibit 10.18
10.19	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	(10.10) (22)
10.20	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain shareholders of the Company.(#)	(10.1) (1)
10.21	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2) (5)
10.22	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20) (4)
10.23	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1998 and IMIM	(10.1) (23)
10.24	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21) (4)
10.25	Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.1) (8)
10.26	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.17) (22)
10.27	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.18) (22)
10.28	Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.3) (17)

10.29	Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.	(10.2) (23)
10.30	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.20) (25)
10.31	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.22) (4)
10.32	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2) (9)
10.33	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1999 and IMIM.	(10.3) (23)
10.34	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1) (9)
10.35	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3) (9)
10.36	Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.24) (22)
10.37	Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.25) (22)
10.38	Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.2) (17)
10.39	Amendment No. 4 to Unconditional Guaranty, dated as of March 20, 2001 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.4) (23)
10.40	Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.	(10.5) (23)
10.41	Guaranty Letter, dated December 31, 2002, to BTM Capital and JH Equity Realty Investors, Inc., from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.31) (25)
10.42	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1) (20)
10.43	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.28) (22)
10.44	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, IMIM and the Company.	(10.6) (23)
10.45	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2) (20)
10.46	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	(10.36) (25)
10.47	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.37) (25)
10.48	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Construction Agent.	(10.3) (20)

10.49	First Amendment, dated as of July 9, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of March 15, 2002, among the Company, certain lenders party thereto and J.P. Morgan Chase Bank, as Administrative Agent.	(10.1) (26)
10.50	Multi-Currency Term, Revolving Credit Facilities Agreement, dated as of March 2004, among Iron Mountain Europe Limited, certain lenders party thereto, Barclays Capital and The Governor and Company of the Bank of Scotland, as arrangers, and The Bank of Scotland as the facility agent, security trustee and letter of credit issuing bank.	(10.40) (27)
10.51	Sixth Amended and Restated Credit Agreement dated as of April 2, 2004 among the Company, Iron Mountain Canada Corporation, certain lenders party thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities Inc., as arranger and bookrunner, JPMorgan Chase Bank, Toronto Branch as Canadian Administrative Agent and JPMorgan Chase Bank, as Administrative Agent.	(10.1) (29)
10.52	Seventh Amended and Restated Credit Agreement dated as of July 8, 2004 among the Company, Iron Mountain Canada Corporation, certain lenders party thereto, Fleet National Bank, as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities Inc., as lead arranger and bookrunner, JPMorgan Chase Bank, Toronto Branch as Canadian Administrative Agent and JPMorgan Chase Bank, as Administrative Agent.	(10.1) (30)
10.53	Letter Agreement, dated December 8, 2004 and revised December 16, 2004, between Iron Mountain Records Management and Peter Delle Donne regarding severance benefits.	Filed herewith as Exhibit 10.53
12	Statement re: Computation of Ratios.	Filed herewith as Exhibit 12
16	Letter from Arthur Andersen LLP to the Securities and Exchange Commission, dated June 19, 2002, regarding the change in the Company's certifying accountant.	(16.1) (24)
21	Subsidiaries of the Company.	Filed herewith as Exhibit 21
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Pennsylvania).	Filed herewith as Exhibit 23.1
23.2	Consent of RSM Robson Rhodes (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
23.3	Notice Regarding Consent of Arthur Andersen LLP.	(23.3) (25)
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith as Exhibit 31.1
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.	Filed herewith as Exhibit 31.2
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith as Exhibit 32.1
32.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	Furnished herewith as Exhibit 32.2

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

(15)
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

(22)
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

(27)
Filed as an Exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission, File No. 1-13045.

(28)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the Commission, File No. 1-13045.

(29)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2004, filed with the Commission, File No. 1-13045.

(30)
Filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 1-13045.