Form 10-Q
period 2005-03-31
IRON MOUNTAIN INC/PA
filed 2005-05-09
CIK 1020569

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2005
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

        Number of shares of the registrant's Common Stock at May 2, 2005: 130,353,399

IRON MOUNTAIN INCORPORATED
Index

Part I. Financial Information

Item 1. Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2004	March 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,942	$28,776
Accounts receivable (less allowances of $13,886 and $14,680, respectively)	354,434	376,866
Deferred income taxes	36,033	35,805
Prepaid expenses and other	78,745	70,877

Total Current Assets	501,154	512,324
Property, Plant and Equipment:
Property, plant and equipment	2,266,839	2,329,697
Less—Accumulated depreciation	(617,043)	(655,731)

Net Property, Plant and Equipment	1,649,796	1,673,966
Other Assets, net:
Goodwill	2,040,217	2,062,167
Customer relationships and acquisition costs	189,780	197,576
Deferred financing costs	36,590	35,334
Other	24,850	26,563

Total Other Assets, net	2,291,437	2,321,640

Total Assets	$4,442,387	$4,507,930

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$39,435	$50,887
Accounts payable	103,415	101,068
Accrued expenses	234,697	240,809
Deferred revenue	136,470	139,578
Other current liabilities	1,446	741

Total Current Liabilities	515,463	533,083
Long-term Debt, net of current portion	2,438,587	2,448,526
Other Long-term Liabilities	23,932	20,748
Deferred Rent	26,253	29,550
Deferred Income Taxes	206,539	215,682
Commitments and Contingencies (see Note 9)
Minority Interests	13,045	4,873
Shareholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 129,817,914 shares and 130,327,836 shares, respectively)	1,298	1,303
Additional paid-in capital	1,063,560	1,074,018
Retained earnings	133,425	156,374
Accumulated other comprehensive items, net	20,285	23,773

Total Shareholders' Equity	1,218,568	1,255,468

Total Liabilities and Shareholders' Equity	$4,442,387	$4,507,930

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Revenues:
Storage	$248,595	$285,355
Service and storage material sales	185,327	216,051
Total Revenues	433,922	501,406
Operating Expenses:
Cost of sales (excluding depreciation)	198,310	230,628
Selling, general and administrative	112,460	135,340
Depreciation and amortization	37,280	44,546
Loss (Gain) on disposal/writedown of property, plant and equipment, net	120	(218)

Total Operating Expenses	348,170	410,296
Operating Income	85,752	91,110
Interest Expense, Net	43,459	45,806
Other Expense, Net	2,270	4,663

Income Before Provision for Income Taxes and Minority Interest	40,023	40,641
Provision for Income Taxes	16,550	17,236
Minority Interest in Earnings of Subsidiaries	476	456

Net Income	$22,997	$22,949

Net Income per Share—Basic	$0.18	$0.18

Net Income per Share—Diluted	$0.18	$0.17

Weighted Average Common Shares Outstanding—Basic	128,558	129,981

Weighted Average Common Shares Outstanding—Diluted	130,766	131,517

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2005
Cash Flows from Operating Activities:
Net income	$22,997	$22,949
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries	476	456
Depreciation	34,917	40,479
Amortization (includes deferred financing costs and bond discount of $752 and $1,206, respectively)	3,115	5,273
Provision for deferred income taxes	15,214	14,092
Loss on early extinguishment of debt	2,433	—
Loss (Gain) on disposal/writedown of property, plant and equipment, net	120	(218)
(Gain) Loss on foreign currency and other, net	(3,216)	3,150
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(20,030)	(20,102)
Prepaid expenses and other current assets	2,788	(9,086)
Accounts payable	(5,075)	(2,733)
Accrued expenses, deferred revenue and other current liabilities	(13,475)	8,148
Other assets and long-term liabilities	1,344	1,006

Cash Flows from Operating Activities	41,608	63,414
Cash Flows from Investing Activities:
Capital expenditures	(43,174)	(58,646)
Cash paid for acquisitions, net of cash acquired	(167,643)	(33,213)
Additions to customer relationship and acquisition costs	(2,682)	(2,883)
Proceeds from sales of property and equipment	125	271

Cash Flows from Investing Activities	(213,374)	(94,471)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(511,989)	(115,423)
Proceeds from borrowings and term loans	427,436	139,253
Early retirement of notes	(20,797)	—
Net proceeds from sales of senior subordinated notes	269,427	—
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(40,446)	(1,704)
Other, net	3,079	5,328

Cash Flows from Financing Activities	126,710	27,454
Effect of exchange rates on cash and cash equivalents	1,351	437

Decrease in Cash and Cash Equivalents	(43,705)	(3,166)
Cash and Cash Equivalents, Beginning of Period	74,683	31,942

Cash and Cash Equivalents, End of Period	$30,978	$28,776

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

        The consolidated balance sheet presented as of December 31, 2004 has been derived from the consolidated financial statements that have been audited by our independent auditors. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of shareholders' equity. The gain or loss on foreign currency transactions, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the "Subsidiary notes"), (b) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes"), (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) the foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other expense, net, on our consolidated statements of operations. Included in other expense, net is $108 of net gains and $4,789 of net losses associated with foreign currency transactions for the three months ended March 31, 2004 and 2005, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2004 and noted no impairment of goodwill at our reporting units as of that date. As of March 31, 2005, no factors were identified that would alter this assessment.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three month period ended March 31, 2005 are as follows:

	Business Records Management	Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2004	$1,290,651	$246,966	$424,373	$78,227	$2,040,217
Deductible Goodwill acquired during the period	10,416	—	—	—	10,416
Nondeductible Goodwill acquired during the period	3,320	—	2,990	—	6,310
Adjustments to purchase reserves	(68)	—	(24)	(291)	(383)
Fair value adjustments	316	(32)	(129)	(876)	(721)
Currency effects and other adjustments	(1,684)	—	8,012	—	6,328

Balance as of March 31, 2005	$1,302,951	$246,934	$435,222	$77,060	$2,062,167

        The components of our amortizable intangible assets at March 31, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$223,976	$26,400	$197,576
Core Technology(1)	15,460	1,027	14,433
Non-Compete Agreements(1)	9,043	8,301	742
Deferred Financing Costs	46,485	11,151	35,334

Total	$294,964	$46,879	$248,085

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

  d.
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

        Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Net income, as reported	$22,997	$22,949
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	443	859
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(927)	(1,198)

Net income, pro forma	$22,513	$22,610

Earnings per share:
Basic—as reported	0.18	0.18
Basic—pro forma	0.18	0.17
Diluted—as reported	0.18	0.17
Diluted—pro forma	0.17	0.17

        The weighted average fair value of options granted for the three months ended March 31, 2004 and 2005 was $12.09 and $10.39 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Three Months Ended March 31, 2004	Three Months Ended March 31, 2005
Expected volatility	25.5%	27.5	%(1)
Risk-free interest rate	3.08	3.96
Expected dividend yield	None	None
Expected life of the option	5.0 years	6.6 years

(1)
Calculated utilizing daily historical volatility over a period that equates to the expected life of the option.

e.
Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,208,772 shares and 1,536,016 shares for the three months ended March 31, 2004 and 2005, respectively. No potential common shares for the three months ended March 31, 2004 and potential common shares of 420,961 for the three months ended March 31, 2005, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

  f.
  Supplemental Cash Flow Information

        For the three months ended March 31, 2004 and 2005, cash payments for interest were $46,277 and $46,483, respectively, and cash payments for income taxes were $3,106 and $1,307, respectively.

  g.
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

        Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first fiscal year beginning after

June 15, 2005, which would be our first quarter of 2006, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

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

        We expect to adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation. Subject to a complete review of the requirements of SFAS No. 123R, based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record $949 of stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the effect of FIN 47 on our consolidated results of operations and financial position.

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended March 31,
	2004	2005
Comprehensive Income:
Net Income	$22,997	$22,949
Other Comprehensive Income:
Foreign Currency Translation Adjustments	3,565	2,355
Unrealized Gain on Hedging Contracts	427	1,124
Unrealized Gain on Securities	54	9

Comprehensive Income	$27,043	$26,437

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

        We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $2,484, $909 and $1,575, respectively, as of March 31, 2005. For the three months ended March 31, 2004 and 2005, we recorded additional interest expense of $2,237 and $1,533, respectively, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

        In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. This swap expired in March 2005. For the three months ended March 31, 2004 and 2005, we recorded additional interest expense of $528 and $134, respectively, resulting from the cash payments associated with this interest rate swap agreement. As a result of the repayment of the real estate term loans, we recorded an additional $795 of interest expense in the first quarter of 2004 and $140 of interest income in the first quarter of 2005, representing changes in the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording interest expense of $1,323 and interest income of $6 for the three months ended March 31, 2004 and 2005, respectively.

        Also, we consolidated a variable interest entity ("VIE III", collectively with our two other variable interest entities, our "Variable Interest Entities") which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedges the majority of interest rate risk associated with VIE III's real estate term loans. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $4,658 ($3,393 recorded in accrued expenses and $1,265 recorded in other long-term liabilities) as of March 31, 2005. For the three months ended March 31, 2004 and 2005, we recorded additional interest expense of $1,228 and $848, respectively, resulting from interest rate swap cash payments. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest income of $1,428 for the three months ended March 31, 2005.

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

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME's 100,000 British pounds sterling term loan facility (see Note 6). We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset, a deferred tax liability and a corresponding increase to accumulated other comprehensive items of $41 (which was all recorded in other current assets), $13 and $28, respectively, as of March 31, 2005. For the three months ended March 31, 2005, we recorded additional interest income of $20, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

(5) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was provided through our credit facilities.

        A summary of the consideration paid and the allocation of the purchase price of all 2005 acquisitions is as follows:

Cash Paid (net of cash acquired)	$33,171
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(1)	(8,569)
Liabilities Assumed(2)	942
Minority Interest(3)	(8,818)

Total Fair Value of Identifiable Net Assets Acquired	(16,445)

Recorded Goodwill	$16,726

(1)
Comprised primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements, and customer relationship assets.

(2)
Comprised primarily of accounts payable, accrued expenses and notes payable.

(3)
Comprised primarily of the carrying value of minority interests of Latin American partners at the date of acquisition.

        Allocation of the purchase price for the 2005 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2004 and 2005 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with certain of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2005 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2004	Three Months Ended March 31, 2005
Reserves, Beginning Balance	$16,322	$21,414
Reserves Established	15,282	279
Expenditures	(10,200)	(1,909)
Adjustments to Goodwill, including currency effect(1)	10	137

Reserves, Ending Balance	$21,414	$19,921

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2005, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $12,521, severance costs for approximately 54 people of $2,141 and other exit costs of $5,259. These accruals are expected to be used prior to March 31, 2006 except for lease losses of $10,239 and severance contracts of $163, both of which are based on contracts that extend beyond one year.

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2004		March 31, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$122,563	$122,563	$151,248	$151,248
IMI Term Loan Facility(1)	349,000	349,000	348,000	348,000
IME Revolving Credit Facility(1)	101,478	101,478	89,963	89,963
IME Term Loan Facility(1)	184,330	184,330	188,760	188,760
8 1/4% Senior Subordinated Notes due 2011(2)	149,715	154,500	149,726	151,125
8 5/8% Senior Subordinated Notes due 2013(2)	481,054	509,726	481,049	485,683
7 1/4% GBP Senior Subordinated Notes due 2014(2)	288,990	275,263	281,850	266,701
7 3/4% Senior Subordinated Notes due 2015(2)	440,418	435,568	440,190	420,474
6 5/8% Senior Subordinated Notes due 2016(2)	314,565	299,200	314,688	288,000
Real Estate Mortgages(1)	5,908	5,908	7,340	7,340
Seller Notes(1)	11,307	11,307	10,333	10,333
Other(1)	28,694	28,694	36,266	36,266

Total Long-term Debt	2,478,022		2,499,413
Less Current Portion	(39,435)		(50,887)

Long-term Debt, Net of Current Portion	$2,438,587		$2,448,526

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2004 and March 31, 2005) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
These debt instruments are collectively referred to as the "Parent notes." The fair values of these Parent notes are based on quoted market prices for these notes on December 31, 2004 and March 31, 2005.

        In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the "IME Credit Agreement") with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the "IME revolving credit facility"), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the "IME term loan facility"). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. Our consolidated balance sheet as of March 31, 2005 included 147,660 British pounds sterling ($278,723) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on January 31, 2005, was approximately 34,348 British pounds sterling ($64,835). The interest rate in effect under the IME revolving credit facility ranged from 3.4% to 6.6% as of January 31, 2005. For the three months ended March 31, 2005, we recorded commitment fees of $206 based on 0.9% of unused balances under the IME revolving credit facility.

        On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the "IMI Credit Agreement") to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the "IMI revolving credit facility"), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the "IMI term loan facility"). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 beginning in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of March 31, 2005, we had $151,248 of borrowings under our IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 184,000); we also had various outstanding letters of credit totaling $23,960. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on March 31, 2005 was $174,792. The interest rate in effect under the IMI revolving credit facility was 4.6% as of March 31, 2005. For the three months ended March 31, 2005, we recorded commitment fees of $257 based on 0.5% of unused balances under the IMI revolving credit facility.

        The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement. We were in compliance with all material debt covenants as of March 31, 2005.

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

        The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2004 and March 31, 2005 and for the three month periods ended March 31, 2004 and 2005. The Guarantors column includes all subsidiaries that guarantee the Parent notes. The subsidiaries that do not guarantee the Parent notes are referred to in the table as the "Non-Guarantors."

	December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,021	$20,921	$—	$31,942
Accounts Receivable	—	239,015	115,419	—	354,434
Intercompany Receivable	869,370	—	—	(869,370)	—
Other Current Assets	1,064	83,977	30,146	(409)	114,778

Total Current Assets	870,434	334,013	166,486	(869,779)	501,154
Property, Plant and Equipment, Net	—	1,131,277	518,519	—	1,649,796
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,923,614	11,420	—	(1,935,034)	—
Investment in Subsidiaries	479,270	182,866	1,061	(663,197)	—
Goodwill	—	1,435,151	594,264	10,802	2,040,217
Other	30,128	116,438	105,196	(542)	251,220

Total Other Assets, Net	2,433,012	1,745,875	700,521	(2,587,971)	2,291,437

Total Assets	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$313,259	$556,111	$(869,370)	$—
Current Portion of Long-term Debt	3,823	2,355	33,257	—	39,435
Total Other Current Liabilities	51,190	298,755	126,492	(409)	476,028
Long-term Debt, Net of Current Portion	2,024,224	112	414,251	—	2,438,587
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,923,614	10,420	(1,935,034)	—
Other Long-term Liabilities	4,641	212,083	40,542	(542)	256,724
Commitments and Contingencies
Minority Interests	—	—	4,177	8,868	13,045
Shareholders' Equity	1,218,568	460,987	200,276	(661,263)	1,218,568

Total Liabilities and Shareholders' Equity	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387

	March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$12,643	$16,133	$—	$28,776
Accounts Receivable	—	247,085	129,781	—	376,866
Intercompany Receivable	868,917	—	—	(868,917)	—
Other Current Assets	909	74,104	32,074	(405)	106,682

Total Current Assets	869,826	333,832	177,988	(869,322)	512,324
Property, Plant and Equipment, Net	—	1,141,339	532,627	—	1,673,966
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,929,983	11,186	—	(1,941,169)	—
Investment in Subsidiaries	496,853	206,325	1,166	(704,344)	—
Goodwill	—	1,448,623	602,637	10,907	2,062,167
Other	29,362	117,726	113,047	(662)	259,473

Total Other Assets, Net	2,456,198	1,783,860	716,850	(2,635,268)	2,321,640

Total Assets	$3,326,024	$3,259,031	$1,427,465	$(3,504,590)	$4,507,930

Liabilities and Shareholders' Equity
Intercompany Payable	$—	$326,834	$542,083	$(868,917)	$—
Current Portion of Long-term Debt	3,828	1,279	45,780	—	50,887
Total Other Current Liabilities	49,213	297,114	136,274	(405)	482,196
Long-term Debt, Net of Current Portion	2,012,662	349	435,515	—	2,448,526
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,929,983	10,186	(1,941,169)	—
Other Long-term Liabilities	3,853	224,209	38,580	(662)	265,980
Commitments and Contingencies
Minority Interests	—	—	1,188	3,685	4,873
Shareholders' Equity	1,255,468	479,263	217,859	(697,122)	1,255,468

Total Liabilities and Shareholders' Equity	$3,326,024	$3,259,031	$1,427,465	$(3,504,590)	$4,507,930

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$187,029	$61,566	$—	$248,595
Service and Storage Material Sales	—	137,770	47,557	—	185,327

Total Revenues	—	324,799	109,123	—	433,922
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	143,920	54,390	—	198,310
Selling, General and Administrative	83	85,458	26,919	—	112,460
Depreciation and Amortization	10	29,894	7,376	—	37,280
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	45	75	—	120

Total Operating Expenses	93	259,317	88,760	—	348,170

Operating (Loss) Income	(93)	65,482	20,363	—	85,752
Interest Expense (Income), Net	37,374	(4,943)	11,028	—	43,459
Equity in the Earnings of Subsidiaries	(67,851)	(1,336)	—	69,187	—
Other Expense (Income), Net	7,387	(11,657)	6,540	—	2,270

Income Before Provision for Income Taxes and Minority Interest	22,997	83,418	2,795	(69,187)	40,023
Provision for Income Taxes	—	15,451	1,099	—	16,550
Minority Interest in Earnings of Subsidiaries	—	—	476	—	476

Net Income	$22,997	$67,967	$1,220	$(69,187)	$22,997

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$208,053	$77,302	$—	$285,355
Service and Storage Material Sales	—	153,034	63,017	—	216,051

Total Revenues	—	361,087	140,319	—	501,406
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	161,405	69,223	—	230,628
Selling, General and Administrative	54	100,309	34,977	—	135,340
Depreciation and Amortization	9	32,276	12,261	—	44,546
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(203)	(15)	—	(218)

Total Operating Expenses	63	293,787	116,446	—	410,296

Operating (Loss) Income	(63)	67,300	23,873	—	91,110
Interest Expense (Income), Net	39,089	(8,253)	14,970	—	45,806
Equity in the Earnings of Subsidiaries	(54,818)	(4,525)	—	59,343	—
Other (Income) Expense, Net	(7,283)	10,933	1,013	—	4,663

Income Before Provision for Income Taxes and Minority Interest	22,949	69,145	7,890	(59,343)	40,641
Provision for Income Taxes	—	14,691	2,545	—	17,236
Minority Interest in Earnings of Subsidiaries	—	—	456	—	456

Net Income	$22,949	$54,454	$4,889	$(59,343)	$22,949

	Three Months Ended March 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(69,495)	$98,626	$12,477	$—	$41,608
Cash Flows from Investing Activities:
Capital expenditures	—	(31,787)	(11,387)	—	(43,174)
Cash paid for acquisitions, net of cash acquired	—	(48,189)	(119,454)	—	(167,643)
Intercompany loans to subsidiaries	74,518	(59,474)	—	(15,044)	—
Investment in subsidiaries	(110,692)	(110,692)	—	221,384	—
Additions to customer relationship and acquisition costs	—	(2,156)	(526)	—	(2,682)
Proceeds from sales of property and equipment	—	82	43	—	125

Cash Flows from Investing Activities	(36,174)	(252,216)	(131,324)	206,340	(213,374)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(358,696)	(106,014)	(47,279)	—	(511,989)
Proceeds from borrowings and term loans	191,859	219,794	15,783	—	427,436
Early retirement of notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	(42,843)	2,397	—	(40,446)
Intercompany loans from parent	—	(76,759)	61,715	15,044	—
Equity contribution from parent	—	110,692	110,692	(221,384)	—
Other, net	3,079	—	—	—	3,079

Cash Flows from Financing Activities	105,669	104,870	122,511	(206,340)	126,710
Effect of exchange rates on cash and cash equivalents	—	—	1,351	—	1,351
(Decrease) Increase in cash and cash equivalents	—	(48,720)	5,015	—	(43,705)
Cash and cash equivalents, beginning of period	—	54,793	19,890	—	74,683

Cash and cash equivalents, end of period	$—	$6,073	$24,905	$—	$30,978

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(39,927)	$93,046	$10,295	$—	$63,414
Cash Flows from Investing Activities:
Capital expenditures	—	(39,735)	(18,911)	—	(58,646)
Cash paid for acquisitions, net of cash acquired	—	(13,958)	(19,255)	—	(33,213)
Intercompany loans to subsidiaries	54,561	19,652	—	(74,213)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(1,641)	(1,242)	—	(2,883)
Proceeds from sales of property and equipment	—	271	—	—	271

Cash Flows from Investing Activities	38,875	(51,097)	(39,408)	(42,841)	(94,471)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(104,318)	(797)	(10,308)	—	(115,423)
Proceeds from borrowings and term loans	100,000	—	39,253	—	139,253
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(1,704)	—	(1,704)
Intercompany loans from parent	—	(55,216)	(18,997)	74,213	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Other, net	5,370	—	(42)	—	5,328

Cash Flows from Financing Activities	1,052	(40,327)	23,888	42,841	27,454
Effect of exchange rates on cash and cash equivalents	—	—	437	—	437
Increase (Decrease) in cash and cash equivalents	—	1,622	(4,788)	—	(3,166)
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942

Cash and cash equivalents, end of period	$—	$12,643	$16,133	$—	$28,776

(8) Segment Information

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended March 31, 2004
Revenue	$272,830	$66,351	$84,554	$10,187		$433,922
Contribution	74,979	18,568	20,060	9,545		123,152
Total Assets	2,564,627	377,217	1,085,057	(18,012	)(1)	4,008,889
Expenditures for Segment Assets(2)	39,856	3,107	162,844	7,692		213,499
Three Months Ended March 31, 2005
Revenue	296,156	75,309	107,460	22,481		501,406
Contribution	84,410	22,480	25,030	3,518		135,438
Total Assets	2,740,244	399,747	1,067,675	300,264	(1)	4,507,930
Expenditures for Segment Assets(2)	49,349	4,377	35,058	5,958		94,742

(1)
Total corporate & other assets include the intersegment elimination amounts of $2,117,314 and $1,870,151 as of March 31, 2004 and 2005, respectively.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 except that certain costs continue to be allocated by Corporate to the other segments in both 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended March 31,
	2004	2005
Contribution	$123,152	$135,438
Less: Depreciation and Amortization	37,280	44,546
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	120	(218)
Interest Expense, Net	43,459	45,806
Other Expense, Net	2,270	4,663
Provision for Income Taxes	16,550	17,236
Minority Interest in Earnings of Subsidiaries	476	456

Net Income	$22,997	$22,949

        Information about our operations in different geographical areas is as follows:

	Three Months Ended March 31,
	2004	2005
Revenues:
United States	$325,605	$361,143
United Kingdom	63,030	69,886
Canada	23,763	31,686
Other International	21,524	38,691

Total Revenues	$433,922	$501,406

	December 31, 2004	March 31, 2005
Long-lived Assets:
United States	$2,735,545	$2,759,437
United Kingdom	618,712	630,840
Canada	315,872	314,400
Other International	271,104	290,929

Total Long-lived Assets	$3,941,233	$3,995,606

(9) Commitments and Contingencies

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2004. See our Annual Report on Form 10-K for the year ended December 31, 2004 for amounts outstanding at December 31, 2004.

        There have been no material developments during the first quarter of 2005 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004.

        Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described in our Annual Report on Form 10-K for the year ended December 31, 2004, are pending to which we, or any of our properties, are subject. In addition, we record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2005 should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (5) the cost and availability of financing for contemplated growth; (6) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (8) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the SEC.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended March 31,
	2004	2005
OIBDA	$123,032	$135,656
Less: Depreciation and Amortization	37,280	44,546

Operating Income	85,752	91,110
Less: Interest Expense, Net	43,459	45,806
Other Expense, Net	2,270	4,663
Provision for Income Taxes	16,550	17,236
Minority Interest	476	456

Net Income	$22,997	$22,949

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

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Accounting for Derivative Instruments and Hedging Activities

  •
  Accounting for Internal Use Software

  •
  Deferred Income Taxes

  •
  Stock-based Compensation

  •
  Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2004.

Recent Accounting Pronouncements

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

        Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

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

        We expect to adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation. Subject to a complete review of the requirements of SFAS No. 123R, based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record $0.9 million of stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003.

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143" (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the effect of FIN 47 on our consolidated results of operations and financial position.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2005 within each section.

Results of Operations

Comparison of Three Months Ended March 31, 2005 to Three Months Ended March 31, 2004 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percent Change
	2004	2005
Revenues	$433,922	$501,406	$67,484	15.6%
Operating Expenses	348,170	410,296	62,126	17.8%

Operating Income	85,752	91,110	5,358	6.2%
Other Expenses, Net	62,755	68,161	5,406	8.6%

Net Income	$22,997	$22,949	$(48)	(0.2)%

OIBDA(1)	$123,032	$135,656	$12,624	10.3%

OIBDA Margin(1)	28.4%	27.1%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $36.8 million, or 14.8%, to $285.4 million for the three months ended March 31, 2005 from $248.6 million for the three months ended March 31, 2004. The increase is attributable to internal revenue growth (8%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (4%), and foreign currency exchange rate fluctuations (2%).

        Consolidated service and storage material sales revenues increased $30.7 million, or 16.6%, to $216.1 million for the three months ended March 31, 2005 from $185.3 million for the three months ended March 31, 2004. The increase is attributable to acquisitions (11%), internal revenue growth (3%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%).

        For the reasons stated above, our consolidated revenues increased $67.5 million, or 15.6%, to $501.4 million for the three months ended March 31, 2005 from $433.9 million for the three months ended March 31, 2004. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 8%, and 6% for the three months ended March 31, 2004, and 2005, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2003			2004				2005
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	8%	9%	8%	8%	9%	8%	9%	8%
Service and Storage Material Sales Revenue	3%	2%	1%	6%	4%	5%	9%	3%
Total Revenue	6%	6%	5%	8%	7%	7%	9%	6%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has consistently ranged between 8% and 9%. Our storage revenue internal growth rate trend over that period reflects stable net carton volume growth in our North American records management business and strong growth rates in our digital and international businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer such as large special projects and data products and carton sales, as well as the price of recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The current internal growth rate for service and storage material sales revenues reflects the following: (1) continued strength in our secure shredding business; (2) improved growth rates in our data protection business; and (3) strong data product sales. These positive factors were partially offset by: (1) lower special project revenues related to the public sector business in the UK; (2) a large, one-time software license sale in the first quarter of 2004 that did not repeat in the first quarter of 2005; and (3) difficult year-over-year comparisons in our North American business records segment.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2004	2005			2004	2005
Labor	$100,370	$110,261	$9,891	9.9%	23.1%	22.0%	(1.1)%
Facilities	62,537	70,750	8,213	13.1%	14.4%	14.1%	(0.3)%
Transportation	18,630	22,696	4,066	21.8%	4.3%	4.5%	0.2%
Product Cost of Sales	8,788	11,977	3,189	36.3%	2.0%	2.4%	0.4%
Other	7,985	14,944	6,959	87.2%	1.8%	3.0%	1.2%

	$198,310	$230,628	$32,318	16.3%	45.7%	46.0%	0.3%

Labor

        For the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, labor expense decreased as a percentage of consolidated revenues as a result of the continued

monitoring of labor management controls implemented in the fourth quarter of 2004 in our North American operations and an increasing proportion of revenue from less labor intensive digital services and product sales. We have also experienced improvement in our ratio of labor costs in our European operations as a result of completing the integration of Hays plc ("Hays IMS") in 2004.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased to 14.1% as of March 31, 2005 from 14.4% as of March 31, 2004. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of maintaining approximately the same overall base rent per square foot in our North American operations during 2004 and into 2005. The largest component of our facilities cost is rent expense, which increased $3.9 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily as a result of properties under lease acquired through acquisitions in both Europe and North America. The remaining facilities expenses for the three months ended March 31, 2005 were consistent with the three months ended March 31, 2004 as a percentage of consolidated revenues.

Transportation

        Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel expenses during the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams. Product and other cost of sales for the three months ended March 31, 2005 were higher than the three months ended March 31, 2004 as a percentage of consolidated revenues due to increased royalty payments associated with our electronic vaulting revenues and increases in technology costs associated with these revenue producing activities.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2004	2005			2004	2005
General and Administrative	$61,904	$68,081	$6,177	10.0%	14.3%	13.6%	(0.7)%
Sales, Marketing & Account Management	31,976	42,645	10,669	33.4%	7.4%	8.5%	1.1%
Information Technology	18,499	23,834	5,335	28.8%	4.3%	4.8%	0.5%
Bad Debt Expense	81	780	699	863.0%	0.0%	0.2%	0.2%

	$112,460	$135,340	$22,880	20.3%	25.9%	27.0%	1.1%

General and Administrative

        The decrease in general and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is attributable to the monitoring of controls over spending implemented in late 2004 in our North

American operations carried over to the first quarter of 2005. These decreases were partially offset by increased incentive compensation expense and growth of our European operations due to expansion and acquisitions.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales and marketing expenses as a percentage of revenues for the three months ended March 31, 2005. Throughout 2004, we added sales and marketing employees, enlarged our account management force, and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts contributed to the increase in our sales, marketing and account management expenses. Costs associated with our European sales and account management teams increased by $3.5 million for the three months ended March 31, 2005, due to the expansion of our sales force through the hiring of new personnel and acquisitions. In addition, our larger North American sales force generated a $1.5 million increase in sales commissions for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Information Technology

        Information technology expenses increased as a percentage of consolidated revenues for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to increases in internal software development projects within our digital business, the acquisition of Connected Corporation ("Connected") and associated research and development activities, and increased information technology spending in our European operations. Higher utilization of existing information technology resources to revenue producing projects partially offset this increase.

Bad Debt Expense

        The increase in consolidated bad debt expense for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 is primarily attributable to increased bad debt expense in our European operations represented by increases in days sales outstanding as a result of our recent relocation of our U.K. credit and collections team.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $7.3 million to $44.5 million (8.9% of consolidated revenues) for the three months ended March 31, 2005 from $37.3 million (8.6% of consolidated revenues) for the three months ended March 31, 2004. Depreciation expense increased $5.6 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $1.7 million for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 due to amortization of intangible assets, primarily customer relationship intangible assets acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the recent buyouts of our minority interest partners.

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $0.2 million for the three months ended March 31, 2005, consisted primarily of the sale of vehicles offset by disposals and asset writedowns compared to $0.1 million of losses recorded on asset disposals during the three months ended March 31, 2004.

OPERATING INCOME

        As a result of the foregoing factors, consolidated operating income increased $5.4 million, or 6.2%, to $91.1 million (18.2% of consolidated revenues) for the three months ended March 31, 2005 from $85.8 million (19.8% of consolidated revenues) for the three months ended March 31, 2004.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $12.6 million, or 10.3%, to $135.7 million (27.1% of consolidated revenues) for the three months ended March 31, 2005 from $123.0 million (28.4% of consolidated revenues) for the three months ended March 31, 2004.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $2.3 million to $45.8 million (9.1% of consolidated revenues) for the three months ended March 31, 2005 from $43.5 million (10.0% of consolidated revenues) for the three months ended March 31, 2004. Increased borrowings, primarily from entering into an additional $150.0 million of term loans as permitted under our IMI Credit Agreement in November 2004 contributed to the dollar increase in interest expense.

        The decrease of interest expense, net as a percentage of consolidated revenues was partially due to the recording of interest income totaling $1.4 million related to the mark-to-market adjustments on the interest rate swap associated with a real estate term loan we repaid in August 2004 and a decline in our weighted average interest rate to 7.6% as of March 31, 2005 from 7.8% as of March 31, 2004. During the three months ended March 31, 2004, we recorded a charge of $0.8 million associated with the fair market value of a similar swap on a real estate term loan repaid in March 2004, which was a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions as of the date the real estate term loan was repaid. We did not terminate either of these swaps and have marked to market the fair market value of the derivative liability to interest expense, net and are making our monthly cash payments as required under the swap contract through each swap's maturity date in November 2007 and March 2005, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended March 31,
	2004	2005	Change
Foreign currency transaction (gains) losses	$(108)	$4,789	$4,897
Debt extinguishment expense	2,433	0	(2,433)
Other, net	(55)	(126)	(71)

	$2,270	$4,663	$2,393

        Foreign currency losses of $4.8 million based on period-end exchange rates were recorded in the three months ended March 31, 2005 primarily due to the weakening of the British pound sterling, Canadian dollar and the Euro against the U.S. dollar as these currencies relate to our intercompany balances with our U.K., Canadian and European subsidiaries, and British pounds sterling denominated debt held by our U.S. parent company.

        During the three months ended March 31, 2004, we recorded foreign currency gains of $0.1 million based on period-end exchange rates primarily due to the strengthening of the British pound sterling offset by the weakening of the Canadian dollar against the U.S. dollar as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

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

PROVISION FOR INCOME TAXES

        Our effective tax rates for the three months ended March 31, 2004 and 2005 were 41.4%, and 42.4%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which that determination is made. As a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2005.

MINORITY INTEREST

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.5 million (0.1% of consolidated revenues) for both the three months ended March 31, 2004 and 2005. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of the foregoing factors, for the three months ended March 31, 2005 consolidated net income was $22.9 million (4.6% of consolidated revenues) compared to net income of $23.0 million (5.3% of consolidated revenues) for the three months ended March 31, 2004.

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

Business Records Management

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2004	March 31, 2005	Increase in Revenues	Percentage Increase in Revenues	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$272,830	$296,156	$23,326	8.5%	$74,979	$84,410	27.5%	28.5%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency Losses		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net		Loss on Debt Extinguishment
	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$19,383	$19,926	$1,871	$1,699	$254	($207)	$2,028	$0

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the three months ended March 31, 2005, revenue in our business records management segment increased 8.5% primarily due to increased storage revenues, growth of our secure shredding operations and acquisitions, and was impacted by slower growth in service and special project revenue. In addition, favorable currency fluctuations during the three months ended March 31, 2005 in Canada increased revenue $2.2 million when compared to the three months ended March 31, 2004. Contribution as a percent of segment revenue increased in the three months ended March 31, 2005 due to the effectiveness of recent labor and cost management initiatives and lower bad debt expense, which were partially offset by increases in transportation and facility related expenses.

Data Protection

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2004	March 31, 2005	Increase in Revenues	Percentage Increase in Revenues	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$66,351	$75,309	$8,958	13.5%	$18,568	$22,480	28.0%	29.9%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Loss on Disposal/Writedown of Property, Plant and Equipment, Net
	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$3,915	$3,773	$89	$4

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        During the three months ended March 31, 2005, revenue in our data protection segment increased 13.5% primarily due to internal revenue growth from both existing and new customers. Higher revenue growth rates from our product sales, electronic vaulting, and intellectual property management services augmented the segment's overall revenue growth rate. Contribution as a percent of segment revenue increased primarily due to labor and cost management initiatives and lower bad debt expense and was partially offset by decreased product sales margins and the growth of our sales and account management force including higher sales commissions.

International

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2004	March 31, 2005	Increase in Revenues	Percentage Increase in Revenues	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$84,554	$107,460	$22,906	27.1%	$20,060	$25,030	23.7%	23.3%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency Losses		Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004	March 31, 2005
Three Months Ended	$5,819	$10,134	$4,036	$1,916	$72	($15)

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

        Revenue in our international segment increased 27.1% during the three months ended March 31, 2005 primarily due to acquisitions completed in Europe and in South America and strong internal growth in Latin America. Favorable currency fluctuations during the three months ended March 31, 2005 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $7.3 million compared to the three months ended March 31, 2004. Contribution as a percent of segment revenue decreased primarily due to compensation associated with additional sales, marketing, and account management personnel, several new marketing and promotional efforts, and increased bad debt expense. This decrease was mitigated by improvements in both cost of sales and overhead labor ratios as a result of completing the integration of Hays IMS in 2004.

Corporate and Other

        The Corporate and Other segment is comprised of results from operations not discussed above, including our digital archiving services, PC/Desktop computing electronic vaulting services, consulting and fulfillment operations and costs associated with our corporate headquarters' operations. Certain costs incurred by our Corporate division were allocated to the other segments in the three months ended March 31, 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker's compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year.

        Revenue in our Corporate and Other segment increased $12.3 million to $22.5 million for the three months ended March 31, 2005 from $10.2 million for the three months ended March 31, 2004 primarily due to the acquisition of Connected in November 2004, which had revenue of $8.5 million during the three months ended March 31, 2005. Contribution decreased $6.0 million to $3.5 million for the three months ended March 31, 2005 from $9.5 million for the three months ended March 31, 2004. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended March 31, 2004 and 2005, of $8.2 million and $10.7 million, respectively, (2) foreign currency gains of $6.0 million for the three months ended March 31, 2004 and foreign currency losses of $1.2 million for the three months ended March 31, 2005, (3) debt extinguishment expense of $0.4 million for the three months ended March 31, 2004 and (4) a $0.3 million gain on disposal/writedown of property, plant and equipment, net for the three months ended March 31, 2004.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows for the three months ended March 31, 2004 and 2005 (in thousands).

	2004	2005
Cash flows provided by operating activities	$41,608	$63,414
Cash flows used in investing activities	(213,374)	(94,471)
Cash flows provided by financing activities	126,710	27,454
Cash and cash equivalents at the end of period	$30,978	$28,776

        Net cash provided by operating activities was $63.4 million for the three months ended March 31, 2005 compared to $41.6 million for the three months ended March 31, 2004. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with growth in revenues and the resulting increase in receivables, growth in deferred revenue, an increase in days sales outstanding in our European operations and timing of incentive compensation payments.

        Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the three months ended March 31, 2005 amounted to $58.6 million and $2.9 million, respectively. For the three months ended March 31, 2005, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between approximately $220 million and approximately $250 million in the year ending December 31, 2005.

        In the three months ended March 31, 2005, we paid net cash consideration of $33.2 million for acquisitions, which included $19 million to purchase our minority partners equity interest in certain of our Latin American subsidiaries. Cash flows from operations and borrowings under our revolving credit facilities funded these acquisitions.

        Net cash provided by financing activities was $27.5 million for the three months ended March 31, 2005. During the three months ended March 31, 2005 we had gross borrowings under our revolving credit facilities and term loan facilities of $139.3 million. We used the proceeds from these financing transactions to repay debt and term loans ($115.4 million), repay debt financing from minority shareholders, net ($1.7 million) and to fund acquisitions.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2005 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$151,248
IMI Term Loan Facility	348,000
IME Revolving Credit Facility	89,963
IME Term Loan Facility	188,760
8 1/4% Senior Subordinated Notes due 2011(1)	149,726
8 5/8% Senior Subordinated Notes due 2013(1)	481,049
7 1/4% GBP Senior Subordinated Notes due 2014(1)	281,850
7 3/4% Senior Subordinated Notes due 2015(1)	440,190
6 5/8% Senior Subordinated Notes due 2016(1)	314,688
Real Estate Mortgages	7,340
Seller Notes	10,333
Other	36,266

Long-term Debt	2,499,413
Less Current Portion	(50,887)

Long-term Debt, Net of Current Portion	$2,448,526

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

        Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 and 5.1 as of December 31, 2004 and March 31, 2005, respectively. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

        Our consolidated balance sheet as of March 31, 2005 included 147.7 million British pounds sterling (approximately $278.7 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on January 31, 2005, was approximately 34 million British pounds sterling (approximately $65 million). The interest rate in effect under the IME revolving credit facility ranged from 3.4% to 6.6% as of January 31, 2005.

        As of March 31, 2005, we had $151.2 million of borrowings under the IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 184.0 million); we also had various outstanding letters of credit totaling $24.0 million. The remaining availability, based on IMI's current level of external debt and the leverage ratio under the IMI revolving credit facility, on March 31, 2005 was $174.8 million. The interest rate in effect under the IMI revolving credit facility was 4.6% as of March 31, 2005.

        The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of March 31, 2005.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under the IMI revolving credit facility and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. See Note 6 to Notes to Consolidated Financial Statements.

Net Operating Loss Carryforwards

        At March 31, 2005, we had estimated net operating loss carryforwards of approximately $170 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operation loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire next year. As a result of these loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes in 2005.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001, May 2001, and April 2004 we, IME, and variable interest entities we now consolidate, entered into a total of six derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on the IMI term loan facility of an aggregate principal amount of $195.5 million, (b) one contract, which expired in March 2005, based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $47.5 million that have been subsequently repaid, (c) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (d) two contracts for interest payments payable on IME's term loan facility of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" in our Annual Report on Form 10-K for the year ended December 31, 2004.

        After consideration of the swap contracts mentioned above, as of March 31, 2005, we had $303.8 million of variable rate debt outstanding with a weighted average variable interest rate of 5.8%, and $2,195.6 million of fixed rate debt outstanding. As of March 31, 2005, 88% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended March 31, 2005 would have been reduced by $0.4 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2005.

Currency Risk

        Our investments in IME, Iron Mountain Canada Corporation ("IM Canada"), Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U..S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Canadian dollar and British pound sterling. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our two major foreign investments in the U.K. and Canada, specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, which effectively hedges most of our outstanding intercompany loan with IME. With respect to Canada, in August 2004, we repaid the remaining $98.7 million of real estate term loans by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This has created a natural hedge on a portion of the intercompany balance and will reduce our currency fluctuations with regard to our investment in IM Canada while providing IM Canada with additional borrowings and interest expenses to reduce its income tax burden. As of March 31, 2005, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4. Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of March 31, 2005 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

        There have been no material developments during the first quarter of 2005 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

        The following table sets forth our common stock repurchased for the three months ended March 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2005-March 31, 2005	4,977	$30.81	—	—

Total	4,977	$30.81	—	—

(1)
Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 6. Exhibits

  (a)
  Exhibits

Exhibit No.	Description
10	Compensation Plan for Non-Employee Directors.
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 9, 2005 (DATE)	BY:	/s/ JEAN A. BUA Jean A. Bua Vice President and Corporate Controller (Principal Accounting Officer)