Form 10-Q
period 2005-06-30
IRON MOUNTAIN INC
filed 2005-08-05
CIK 1020569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.   20549

FORM 10-Q

(Mark One)

☒                                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2005

or

☐                                   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                             to

Commission file number 1-13045

IRON MOUNTAIN INCORPORATED

(Exact Name of Registrant as Specified in its Charter)

Delaware	23-2588479
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

745 Atlantic Avenue, Boston, MA 02111

(Address of Principal Executive Offices, Including Zip Code)

(617) 535-4766

(Registrant’s Telephone Number, Including Area Code)

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

Number of shares of the registrant’s Common Stock at August 1, 2005: 130,817,627

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
 (In Thousands, except Share and Per Share Data)
 (Unaudited)

	December 31, 2004	June 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,942	$29,517
Accounts receivable (less allowances of $13,886 and $13,162, respectively)	354,434	375,839
Deferred income taxes	36,033	34,542
Prepaid expenses and other	78,745	71,400
Total Current Assets	501,154	511,298
Property, Plant and Equipment:
Property, plant and equipment	2,266,839	2,404,327
Less—Accumulated depreciation	(617,043)	(695,941)
Net Property, Plant and Equipment	1,649,796	1,708,386
Other Assets, net:
Goodwill	2,040,217	2,061,258
Customer relationships and acquisition costs	189,780	199,914
Deferred financing costs	36,590	34,194
Other	24,850	25,405
Total Other Assets, net	2,291,437	2,320,771
Total Assets	$4,442,387	$4,540,455
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$39,435	$23,566
Accounts payable	103,415	115,093
Accrued expenses	234,697	265,935
Deferred revenue	136,470	140,572
Other current liabilities	1,446	812
Total Current Liabilities	515,463	545,978
Long-term Debt, net of current portion	2,438,587	2,406,196
Other Long-term Liabilities	23,932	30,779
Deferred Rent	26,253	30,318
Deferred Income Taxes	206,539	231,026
Commitments and Contingencies (see Note 9)
Minority Interests	13,045	5,288
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 129,817,914 shares and 130,682,839 shares, respectively)	1,298	1,307
Additional paid-in capital	1,063,560	1,081,913
Retained earnings	133,425	181,784
Accumulated other comprehensive items, net	20,285	25,866
Total Stockholders’ Equity	1,218,568	1,290,870
Total Liabilities and Stockholders’ Equity	$4,442,387	$4,540,455

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, except Per Share Data)
 (Unaudited)

	Three Months Ended June 30,
	2004	2005
Revenues:
Storage	$255,770	$291,666
Service and storage material sales	189,640	220,256
Total Revenues	445,410	511,922
Operating Expenses:
Cost of sales (excluding depreciation)	200,827	228,088
Selling, general and administrative	118,488	141,313
Depreciation and amortization	40,363	44,745
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,134)	1,083
Total Operating Expenses	358,544	415,229
Operating Income	86,866	96,693
Interest Expense, Net	42,659	47,222
Other Expense, Net	4,945	4,946
Income Before Provision for Income Taxes and Minority Interest	39,262	44,525
Provision for Income Taxes	15,825	18,866
Minority Interest in Earnings of Subsidiaries	580	249
Net Income	$22,857	$25,410
Net Income per Share—Basic	$0.18	$0.19
Net Income per Share—Diluted	$0.17	$0.19
Weighted Average Common Shares Outstanding—Basic	128,956	130,474
Weighted Average Common Shares Outstanding—Diluted	131,036	131,470

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
 CONSOLIDATED STATEMENTS OF OPERATIONS
 (In Thousands, except Per Share Data)
 (Unaudited)

	Six Months Ended June 30,
	2004	2005
Revenues:
Storage	$504,365	$577,021
Service and storage material sales	374,967	436,307
Total Revenues	879,332	1,013,328
Operating Expenses:
Cost of sales (excluding depreciation)	399,137	458,716
Selling, general and administrative	230,948	276,653
Depreciation and amortization	77,643	89,291
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,014)	865
Total Operating Expenses	706,714	825,525
Operating Income	172,618	187,803
Interest Expense, Net	86,118	93,028
Other Expense, Net	7,215	9,609
Income Before Provision for Income Taxes and Minority Interest	79,285	85,166
Provision for Income Taxes	32,375	36,102
Minority Interest in Earnings of Subsidiaries	1,056	705
Net Income	$45,854	$48,359
Net Income per Share—Basic	$0.36	$0.37
Net Income per Share—Diluted	$0.35	$0.37
Weighted Average Common Shares Outstanding—Basic	128,757	130,228
Weighted Average Common Shares Outstanding—Diluted	130,901	131,494

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2005
Cash Flows from Operating Activities:
Net income	$45,854	$48,359
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries	1,056	705
Depreciation	72,931	81,285
Amortization (includes deferred financing costs and bond discount of $1,285 and $2,416, respectively)	5,997	10,422
Provision for deferred income taxes	27,766	29,365
Loss on early extinguishment of debt	2,425	—
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,014)	865
Loss on foreign currency and other, net	2,418	9,494
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(36,459)	(17,862)
Prepaid expenses and other current assets	(4,603)	(1,665)
Accounts payable	(2,479)	7,272
Accrued expenses, deferred revenue and other current liabilities	14,776	21,186
Other assets and long-term liabilities	1,069	1,929
Cash Flows from Operating Activities	129,737	191,355
Cash Flows from Investing Activities:
Capital expenditures	(101,558)	(131,850)
Cash paid for acquisitions, net of cash acquired	(181,858)	(34,874)
Additions to customer relationship and acquisition costs	(6,400)	(6,695)
Proceeds from sales of property and equipment	2,362	919
Cash Flows from Investing Activities	(287,454)	(172,500)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(672,218)	(307,048)
Proceeds from borrowings and term loans	588,457	275,405
Early retirement of notes	(20,797)	—
Net proceeds from sales of senior subordinated notes	269,427	—
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(41,824)	(1,769)
Other, net	(606)	12,150
Cash Flows from Financing Activities	122,439	(21,262)
Effect of exchange rates on cash and cash equivalents	601	(18)
Decrease in Cash and Cash Equivalents	(34,677)	(2,425)
Cash and Cash Equivalents, Beginning of Period	74,683	31,942
Cash and Cash Equivalents, End of Period	$40,006	$29,517

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

On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation (“Iron Mountain PA”), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the “Merger”) of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation (“Iron Mountain DE” or the “Company”), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA’s business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Shareholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA’s reporting obligations and continued to be listed on the New York Stock Exchange under the symbol IRM.

The consolidated balance sheet presented as of December 31, 2004 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

(2) Summary of Significant Accounting Policies

a.      Principles of Consolidation

The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited (“IME”), our European subsidiary, are consolidated for the appropriate periods based on its October 31 fiscal year end. All significant intercompany account balances have been eliminated or presented to reflect the underlying economics of the transactions.

b.     Foreign Currency Translation

Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, including those related to (a) U.S.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

dollar denominated 8 1/8% senior notes of our Canadian subsidiary, which were fully redeemed as of March 31, 2004, (b) our 7 1/4% GBP Senior Subordinated Notes due 2014, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us, are included in other expense, net, on our consolidated statements of operations. Included in other expense, net is $5,046 and $4,938 of net losses associated with foreign currency transactions for the three and six months ended June 30, 2004, respectively, and $4,965 and $9,754 of net losses associated with foreign currency transactions for the three and six months ended June 30, 2005, respectively.

c.      Goodwill and Other Intangible Assets

We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2004 and noted no impairment of goodwill at our reporting units as of that date. As of June 30, 2005, no factors were identified that would alter this assessment.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2005 are as follows:

	Business Records Management	Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2004	$1,290,651	$246,966	$424,373	$78,227	$2,040,217
Deductible Goodwill acquired during the period	8,811	1,500	—	—	10,311
Nondeductible Goodwill acquired during the period	3,324	—	3,033	—	6,357
Adjustments to purchase reserves	(105)	—	(418)	(230)	(753)
Fair value adjustments	(205)	(132)	(129)	(1,107)	(1,573)
Currency effects and other adjustments	(3,497)	85	10,111	—	6,699
Balance as of June 30, 2005	$1,298,979	$248,419	$436,970	$76,890	$2,061,258

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at June 30, 2005 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$229,571	$29,657	$199,914
Core Technology(1)	15,460	1,643	13,817
Non-Compete Agreements(1)	1,368	842	526
Deferred Financing Costs	46,652	12,458	34,194
Total	$293,051	$44,600	$248,451

(1)          Included in other assets, net in the accompanying consolidated balance sheet.

d.     Stock-Based Compensation

As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result we began using the fair value method of accounting in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. Additionally, we recognize expense related to the discount embedded in our employee stock purchase plan. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Had we elected to recognize compensation cost for all awards based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Net income, as reported	$22,857	$25,410	$45,854	$48,359
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	480	833	923	1,692
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(946)	(1,135)	(1,873)	(2,333)
Net income, pro forma	$22,391	$25,108	$44,904	$47,718
Net income per share:
Basic—as reported	0.18	0.19	0.36	0.37
Basic—pro forma	0.17	0.19	0.35	0.37
Diluted—as reported	0.17	0.19	0.35	0.37
Diluted—pro forma	0.17	0.19	0.34	0.36

The weighted average fair value of options granted for the six months ended June 30, 2004 and 2005 was $8.31 and $10.38 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Six Months Ended June 30, 2004	Six Months Ended June 30, 2005
Expected volatility	25.1%	26.8	%(1)
Risk-free interest rate	3.36	4.02
Expected dividend yield	None	None
Expected life of the option	5.0 years	6.6 years

(1)          Calculated utilizing daily historical volatility over a period that equates to the expected life of the option.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

e.      Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,079,513 shares and 995,719 shares for the three months ended June 30, 2004 and 2005, respectively, and 2,144,143 shares and 1,265,868 shares for the six months ended June 30, 2004 and 2005, respectively. No potential common shares for the three and six months ended June 30, 2004 and potential common shares of 569,643 for the three and six months ended June 30, 2005, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

f.      Supplemental Cash Flow Information

For the six months ended June 30, 2004 and 2005, cash payments for interest were $80,625 and $93,558, respectively, and cash payments for income taxes (net of refunds) were $6,015 and $6,745, respectively.

g.      New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We adopted the measurement provisions of SFAS No. 123 and SFAS No. 148 in our financial statements beginning January 1, 2003 using the prospective method.

Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the effect of FIN 47 on our consolidated results of operations and financial position.

(3) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Comprehensive Income:
Net Income	$22,857	$25,410	$45,854	$48,359
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(6,730)	1,398	(3,165)	3,753
Market Value Adjustments for Hedging Contracts, Net of Tax	5,941	715	6,368	1,839
Market Value Adjustments for Securities, Net of Tax	(38)	(20)	16	(11)
Comprehensive Income	$22,030	$27,503	$49,073	$53,940

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedge items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range of 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to economically hedge foreign currency risk associated with our international investments.

We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $1,373, $502 and $871, respectively, as of June 30, 2005. For the three and six months ended June 30, 2004, we recorded additional interest expense of $2,256 and $4,493, respectively, resulting from interest rate swap cash payments. For the three and six months ended June 30, 2005, we recorded additional interest expense of $1,235 and $2,768, respectively, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. This swap expired in March 2005. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording interest income of $97 and interest expense of $1,226 for the three and six months ended June 30, 2004, respectively. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording interest income of $6 for the six months ended June 30, 2005.

Also, we consolidated a variable interest entity (“VIE III”, collectively with our two other variable interest entities, our “Variable Interest Entities”) which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedged the majority of interest rate risk associated with VIE III’s then existing real estate term loans. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap of $4,930 ($3,055 recorded in accrued expenses and $1,875 recorded in other long-term liabilities) as of June 30, 2005. For the three and six months ended June 30, 2004, we recorded additional interest expense of $1,231 and $2,459, respectively, resulting from interest rate swap cash payments. As a result of the

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest expense of $1,035 and interest income of $393 for the three and six months ended June 30, 2005, respectively.

In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services business of Hays plc (“Hays IMS”) using cash on hand and borrowings under our revolving credit facility. In March 2004, IME repaid 135,000 British pounds sterling with proceeds from their new credit agreement (see Note 6). We recorded a foreign currency gain of $11,866 in other expense, net for this intercompany activity in the first quarter of 2004. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of Hay IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create an economic hedge. In the first quarter of 2004, these borrowings were repaid and we recorded a foreign currency loss of $2,995 on the translation to U.S. dollars in other expense, net.

In addition, on July 16, 2003, we entered into two cross currency swaps with a combined notional value of 100,000 British pounds sterling. We settled these swaps in March 2004 by paying our counter parties a total of $27,714 representing the fair market value of the derivative and the associated swap costs, of which $18,978 was accrued for as of December 31, 2003. In the first quarter of 2004, we recorded a foreign currency loss for this swap of $8,736 in other expense, net in the accompanying consolidated statement of operations. Upon cash payment, we received $162,800 in exchange for 100,000 British pounds sterling. We did not designate these swaps as hedges and, therefore, all mark to market fluctuations of the swaps were recorded in other expense, net in our consolidated statements of operations from inception to cash payment of the swaps.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME’s 100,000 British pounds sterling term loan facility (see Note 6). We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset, a deferred tax liability and a corresponding increase to accumulated other comprehensive items of $57 (which was all recorded in other current assets), $17 and $40, respectively, as of June 30, 2005. For the three and six months ended June 30, 2005, we recorded additional interest income of $23 and $43, respectively, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2005 acquisitions was provided through cash flows from operations,

A summary of the consideration paid and the allocation of the purchase price of all 2005 acquisitions is as follows:

Cash Paid (net of cash acquired)	$34,692
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(1)	(10,180)
Liabilities Assumed(2)	974
Minority Interest(3)	(8,818)
Total Fair Value of Identifiable Net Assets Acquired	(18,024)
Recorded Goodwill	$16,668

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

In connection with certain of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2005 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisitions (Continued)

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2004	Six Months Ended June 30, 2005
Reserves, Beginning Balance	$16,322	$21,414
Reserves Established	15,282	380
Expenditures	(10,200)	(3,206)
Adjustments to Goodwill, including currency effect(1)	10	(422)
Reserves, Ending Balance	$21,414	$18,166

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At June 30, 2005, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $12,240, severance costs for approximately 49 people of $1,632 and other exit costs of $4,294. These accruals are expected to be used prior to June 30, 2006 except for lease losses of $8,347 and severance contracts of $134, both of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt

Long-term debt consists of the following:

	December 31, 2004		June 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$122,563	$122,563	$105,032	$105,032
IMI Term Loan Facility(1)	349,000	349,000	347,250	347,250
IME Revolving Credit Facility(1)	101,478	101,478	89,769	89,769
IME Term Loan Facility(1)	184,330	184,330	190,750	190,750
8 1/4% Senior Subordinated Notes due 2011(2)	149,715	154,500	149,737	152,625
8 5/8% Senior Subordinated Notes due 2013(2)	481,054	509,726	481,043	498,907
7 1/4% GBP Senior Subordinated Notes due 2014(2)	288,990	275,263	270,720	253,800
7 3/4% Senior Subordinated Notes due 2015(2)	440,418	435,568	439,962	434,489
6 5/8% Senior Subordinated Notes due 2016(2)	314,565	299,200	314,812	295,200
Real Estate Mortgages(1)	5,908	5,908	7,088	7,088
Seller Notes(1)	11,307	11,307	9,907	9,907
Other(1)	28,694	28,694	23,692	23,692
Total Long-term Debt	2,478,022		2,429,762
Less Current Portion	(39,435)		(23,566)
Long-term Debt, Net of Current Portion	$2,438,587		$2,406,196

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2004 and June 30, 2005) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these Senior Subordinated notes are based on quoted market prices for these notes on December 31, 2004 and June 30, 2005.

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. Our consolidated balance sheet as of June 30, 2005 includes 119,250 British pounds sterling and 41,212 Euro of borrowings (totaling $280,519) under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on April 30, 2005, was approximately 40,590 British pounds sterling ($77,425). The interest rate in effect

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt (Continued)

under the IME revolving credit facility ranged from 3.9% to 6.6% as of April 30, 2005. For the three and six months ended June 30, 2005, we recorded commitment fees of $213 and $419, respectively, based on 0.9% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of June 30, 2005, we had $105,032 of borrowings under our IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 129,000); we also had various outstanding letters of credit totaling $23,967. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2005 was $221,001. The interest rate in effect under the IMI revolving credit facility was 4.6% as of June 30, 2005. For the three and six months ended June 30, 2005, we recorded commitment fees of $186 and $443, respectively, based on 0.5% of unused balances under the IMI revolving credit facility.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement and the indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of June 30, 2005.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2004 and June 30, 2005 and for the three and six month periods ended June 30, 2004 and 2005. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes, the IMI revolving credit facility and the IMI term loan facility. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

	December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,021	$20,921	$—	$31,942
Accounts Receivable	—	239,015	115,419	—	354,434
Intercompany Receivable	869,370	—	—	(869,370)	—
Other Current Assets	1,064	83,977	30,146	(409)	114,778
Total Current Assets	870,434	334,013	166,486	(869,779)	501,154
Property, Plant and Equipment, Net	—	1,131,277	518,519	—	1,649,796
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,923,614	11,420	—	(1,935,034)	—
Investment in Subsidiaries	479,270	182,866	1,061	(663,197)	—
Goodwill	—	1,435,151	594,264	10,802	2,040,217
Other	30,128	116,438	105,196	(542)	251,220
Total Other Assets, Net	2,433,012	1,745,875	700,521	(2,587,971)	2,291,437
Total Assets	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$313,259	$556,111	$(869,370)	$—
Current Portion of Long-term Debt	3,823	2,355	33,257	—	39,435
Total Other Current Liabilities	51,190	298,755	126,492	(409)	476,028
Long-term Debt, Net of Current Portion	2,024,224	112	414,251	—	2,438,587
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,923,614	10,420	(1,935,034)	—
Other Long-term Liabilities	4,641	212,083	40,542	(542)	256,724
Commitments and Contingencies
Minority Interests	—	—	4,177	8,868	13,045
Stockholders’ Equity	1,218,568	460,987	200,276	(661,263)	1,218,568
Total Liabilities and Stockholders’ Equity	$3,303,446	$3,211,165	$1,385,526	$(3,457,750)	$4,442,387

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$12,796	$16,721	$—	$29,517
Accounts Receivable	—	254,224	121,615	—	375,839
Intercompany Receivable	868,802	—	—	(868,802)	—
Other Current Assets	502	72,545	33,538	(643)	105,942
Total Current Assets	869,304	339,565	171,874	(869,445)	511,298
Property, Plant and Equipment, Net	—	1,161,059	547,327	—	1,708,386
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,946,854	11,159	—	(1,958,013)	—
Investment in Subsidiaries	505,072	214,429	—	(719,501)	—
Goodwill	—	1,447,809	603,708	9,741	2,061,258
Other	28,386	118,095	113,585	(553)	259,513
Total Other Assets, Net	2,480,312	1,791,492	717,293	(2,668,326)	2,320,771
Total Assets	$3,349,616	$3,292,116	$1,436,494	$(3,537,771)	$4,540,455
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$274,594	$594,208	$(868,802)	$—
Current Portion of Long-term Debt	3,834	1,278	18,454	—	23,566
Total Other Current Liabilities	49,449	341,196	132,410	(643)	522,412
Long-term Debt, Net of Current Portion	2,000,610	332	405,254	—	2,406,196
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,946,854	10,159	(1,958,013)	—
Other Long-term Liabilities	3,853	240,329	48,494	(553)	292,123
Commitments and Contingencies
Minority Interests	—	—	1,437	3,851	5,288
Stockholders’ Equity	1,290,870	487,533	226,078	(713,611)	1,290,870
Total Liabilities and Stockholders’ Equity	$3,349,616	$3,292,116	$1,436,494	$(3,537,771)	$4,540,455

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$212,449	$79,217	$—	$291,666
Service and Storage Material Sales	—	157,123	63,133	—	220,256
Total Revenues	—	369,572	142,350	—	511,922
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	160,096	67,992	—	228,088
Selling, General and Administrative	28	107,527	33,758	—	141,313
Depreciation and Amortization	22	32,124	12,599	—	44,745
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,075	8	—	1,083
Total Operating Expenses	50	300,822	114,357	—	415,229
Operating (Loss) Income	(50)	68,750	27,993	—	96,693
Interest Expense (Income), Net	39,088	(8,292)	16,426	—	47,222
Equity in the Earnings of Subsidiaries	(53,065)	(5,420)	—	58,485	—
Other (Income) Expense, Net	(11,483)	14,608	1,821	—	4,946
Income Before Provision for Income Taxes and Minority Interest	25,410	67,854	9,746	(58,485)	44,525
Provision for Income Taxes	—	15,260	3,606	—	18,866
Minority Interest in Earnings of Subsidiaries	—	—	249	—	249
Net Income	$25,410	$52,594	$5,891	$(58,485)	$25,410

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$420,502	$156,519	$—	$577,021
Service and Storage Material Sales	—	310,157	126,150	—	436,307
Total Revenues	—	730,659	282,669	—	1,013,328
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	321,501	137,215	—	458,716
Selling, General and Administrative	82	207,836	68,735	—	276,653
Depreciation and Amortization	31	64,400	24,860	—	89,291
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	872	(7)	—	865
Total Operating Expenses	113	594,609	230,803	—	825,525
Operating (Loss) Income	(113)	136,050	51,866	—	187,803
Interest Expense (Income), Net	78,177	(16,545)	31,396	—	93,028
Equity in the Earnings of Subsidiaries	(107,883)	(9,945)	—	117,828	—
Other (Income) Expense, Net	(18,766)	25,541	2,834	—	9,609
Income Before Provision for Income Taxes and Minority Interest	48,359	136,999	17,636	(117,828)	85,166
Provision for Income Taxes	—	29,951	6,151	—	36,102
Minority Interest in Earnings of Subsidiaries	—	—	705	—	705
Net Income	$48,359	$107,048	$10,780	$(117,828)	$48,359

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(76,219)	$226,011	$41,563	$—	$191,355
Cash Flows from Investing Activities:
Capital expenditures	—	(90,247)	(41,603)	—	(131,850)
Cash paid for acquisitions, net of cash acquired	—	(15,564)	(19,310)	—	(34,874)
Intercompany loans to subsidiaries	84,458	(29,893)	—	(54,565)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(3,443)	(3,252)	—	(6,695)
Proceeds from sales of property and equipment	—	903	16	—	919
Cash Flows from Investing Activities	68,772	(153,930)	(64,149)	(23,193)	(172,500)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(202,700)	(791)	(103,557)	—	(307,048)
Proceeds from borrowings and term loans	197,818	—	77,587	—	275,405
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(1,769)	—	(1,769)
Intercompany loans from parent	—	(85,201)	30,636	54,565	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Other, net	12,329	—	(179)	—	12,150
Cash Flows from Financing Activities	7,447	(70,306)	18,404	23,193	(21,262)
Effect of exchange rates on cash and cash equivalents	—	—	(18)	—	(18)
Increase (Decrease) in cash and cash equivalents	—	1,775	(4,200)	—	(2,425)
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of period	$—	$12,796	$16,721	$—	$29,517

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended June 30, 2004
Revenue	$271,149	$68,174	$96,260	$9,827		$445,410
Contribution	75,830	20,220	24,436	5,609		126,095
Expenditures for Segment Assets(2)	35,533	7,880	25,276	7,628		76,317
Three Months Ended June 30, 2005
Revenue	300,508	78,418	108,820	24,176		511,922
Contribution	86,565	22,174	28,246	5,536		142,521
Expenditures for Segment Assets(2)	33,568	6,529	19,141	19,439		78,677
Six Months Ended June 30, 2004
Revenue	543,979	134,525	180,814	20,014		879,332
Contribution	150,809	38,788	44,496	15,154		249,247
Total Assets	2,576,586	385,318	938,608	166,375	(1)	4,066,887
Expenditures for Segment Assets(2)	75,389	10,987	188,120	15,320		289,816
Six Months Ended June 30, 2005
Revenue	596,664	153,727	216,280	46,657		1,013,328
Contribution	170,975	44,654	53,276	9,054		277,959
Total Assets	2,756,774	407,550	1,072,996	303,135	(1)	4,540,455
Expenditures for Segment Assets(2)	82,917	10,906	54,199	25,397		173,419

(1)          Total corporate & other assets include the intersegment elimination amounts of $2,003,585 and $1,839,913 as of June 30, 2004 and 2005, respectively.

(2)          Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

The accounting policies of the reportable segments are the same as those described in Note 2 to Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2004 except that certain costs continue to be allocated by Corporate to the other segments in both 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker’s compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Contribution	$126,095	$142,521	$249,247	$277,959
Less: Depreciation and Amortization	40,363	44,745	77,643	89,291
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(1,134)	1,083	(1,014)	865
Interest Expense, Net	42,659	47,222	86,118	93,028
Other Expense, Net	4,945	4,946	7,215	9,609
Provision for Income Taxes	15,825	18,866	32,375	36,102
Minority Interest in Earnings of Subsidiaries	580	249	1,056	705
Net Income	$22,857	$25,410	$45,854	$48,359

Information about our operations in different geographical areas is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
Revenues:
United States	$325,070	$369,701	$650,675	$730,844
United Kingdom	71,175	69,876	134,205	139,762
Canada	24,078	32,280	47,841	63,966
Other International	25,087	40,065	46,611	78,756
Total Revenues	$445,410	$511,922	$879,332	$1,013,328

	December 31, 2004	June 30, 2005
Long-lived Assets:
United States	$2,735,545	$2,777,762
United Kingdom	618,712	642,994
Canada	315,872	314,674
Other International	271,104	293,727
Total Long-lived Assets	$3,941,233	$4,029,157

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Commitments and Contingencies

We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2004. See our Annual Report on Form 10-K for the year ended December 31, 2004 for amounts outstanding at December 31, 2004.

We and Iron Mountain Information Management, Inc. (“IMIM”), our wholly owned subsidiary, entered into two interrelated agreements with all necessary parties for the settlement and general release of all claims asserted in the Pierce, H-W Associates, Pioneer and Sequedex proceedings in New Jersey and Pennsylvania described in our Annual Report on Form 10-K for the year ended December 31, 2004. The settlement agreements, which were consummated on June 2, 2005, fully resolve and settle all the related litigations. Under the settlement agreements, we paid an aggregate of $3,100 to fully settle all claims in these actions, which includes approximately $2,100 previously awarded by the arbitrator to indemnify Mr. Pierce for legal expenses incurred in the proceeding. The $3,100 was fully reserved as of December 31, 2004 and included in accrued expenses in the accompanying consolidated balance sheet.

Other than the matters discussed above, there have been no material developments during the second quarter of 2005 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004 or our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.

Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described above and in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, are pending to which we, or any of our properties, are subject. In addition, we record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2005 should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (5) the cost and availability of financing for contemplated growth; (6) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (8) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the SEC.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2005	2004	2005
OIBDA	$127,229	$141,438	$250,261	$277,094
Less: Depreciation and Amortization	40,363	44,745	77,643	89,291
Operating Income	86,866	96,693	172,618	187,803
Less: Interest Expense, Net	42,659	47,222	86,118	93,028
Other Expense, Net	4,945	4,946	7,215	9,609
Provision for Income Taxes	15,825	18,866	32,375	36,102
Minority Interest	580	249	1,056	705
Net Income	$22,857	$25,410	$45,854	$48,359

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to the allowance for doubtful accounts and credit memos, impairments of tangible and intangible assets, income taxes, purchase accounting related reserves, self-insurance liabilities, incentive compensation liabilities, litigation liabilities and contingencies. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. We use these estimates to assist us in the identification and assessment of the accounting treatment necessary with respect to commitments and contingencies. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

•                  Accounting for Acquisitions

•                  Allowance for Doubtful Accounts and Credit Memos

•                  Accounting for Derivative Instruments and Hedging Activities

•                  Accounting for Internal Use Software

•                  Deferred Income Taxes

•                  Stock-based Compensation

•                  Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2004 as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2004.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We adopted the measurement provisions of SFAS No. 123 and SFAS No. 148 in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003.

Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006, although early adoption is allowed. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS No. 123.

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

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. FIN 47 is effective no later than December 31, 2005. The cumulative effect of initially applying FIN 47 will be recognized as a change in accounting principle. We are in the process of evaluating the effect of FIN 47 on our consolidated results of operations and financial position.

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2005 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed on a year to date basis.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2005 to Three and Six Months Ended June 30, 2004 (in thousands):

	Three Months Ended June 30,
	2004	2005	Dollar Change	Percent Change
Revenues	$445,410	$511,922	$66,512	14.9%
Operating Expenses	358,544	415,229	56,685	15.8%
Operating Income	86,866	96,693	9,827	11.3%
Other Expenses, Net	64,009	71,283	7,274	11.4%
Net Income	$22,857	$25,410	$2,553	11.2%
OIBDA(1)	$127,229	$141,438	$14,209	11.2%
OIBDA Margin(1)	28.6%	27.6%

	Six Months Ended June 30,
	2004	2005	Dollar Change	Percent Change
Revenues	$879,332	$1,013,328	$133,996	15.2%
Operating Expenses	706,714	825,525	118,811	16.8%
Operating Income	172,618	187,803	15,185	8.8%
Other Expenses, Net	126,764	139,444	12,680	10.0%
Net Income	$45,854	$48,359	$2,505	5.5%
OIBDA(1)	$250,261	$277,094	$26,833	10.7%
OIBDA Margin(1)	28.5%	27.3%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $35.9 million, or 14.0%, to $291.7 million and $72.7 million, or 14.4%, to $577.0 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively. For both the three and six month periods ended June 30, 2005, the increase is attributable to internal revenue growth (9%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (4%), and foreign currency exchange rate fluctuations (2%).

Consolidated service and storage material sales revenues increased $30.6 million, or 16.0%, to $220.3 million and $61.3 million, or 16.4%, to $436.3 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively. For the three months ended June 30, 2005 the increase is attributable to acquisitions (8%), internal revenue growth (6%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%). For the six months ended June 30, 2005, the increase is attributable to acquisitions (10%), internal revenue growth (5%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%).

For the reasons stated above, our consolidated revenues increased $66.5 million, or 14.9%, to $511.9 million and $134.0 million, or 15.2%, to $1,013.3 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 8%, and 7% for the three and six months ended June 30, 2005, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2003		2004				2005
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	9%	8%	8%	9%	8%	9%	8%	9%
Service and Storage Material Sales Revenue	2%	1%	6%	4%	5%	9%	3%	6%
Total Revenue	6%	5%	8%	7%	7%	9%	6%	8%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has consistently ranged between 8% and 9%. Our storage revenue internal growth rate trend over that period reflects stabilized net carton volume growth in our North American records management business and strong growth rates in our digital and certain international businesses. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer such as large special projects, which are often event driven, or data products and carton sales, as well as the price of recycled paper. These revenues are impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The current internal growth rate for service and storage material sales revenues reflects the following: (1) strong data product sales; (2) growth in North American storage related service revenue; (3) continued growth in our secure shredding business; and (4) improved growth rates in our data protection business. These positive factors were partially offset by: (1) lower special project revenues related to the public sector business in the UK; and (2) a large, one-time software license sale in the first quarter of 2004 that did not repeat in the first quarter of 2005.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2004	2005	Change	Change	2004	2005	Unfavorable
Labor	$103,875	$112,609	$8,734	8.4%	23.3%	22.0%	(1.3)%
Facilities	59,024	65,226	6,202	10.5%	13.3%	12.7%	(0.6)%
Transportation	19,990	23,951	3,961	19.8%	4.5%	4.7%	0.2%
Product Cost of Sales	8,444	11,662	3,218	38.1%	1.9%	2.3%	0.4%
Other	9,494	14,640	5,146	54.2%	2.1%	2.9%	0.8%
	$200,827	$228,088	$27,261	13.6%	45.1%	44.6%	(0.5)%

	Six Months Ended				% of Consolidated		Percent Change
	June 30,		Dollar	Percent	Revenues		(Favorable)
	2004	2005	Change	Change	2004	2005	Unfavorable
Labor	$204,245	$222,870	$18,625	9.1%	23.2%	22.0%	(1.2)%
Facilities	121,561	135,977	14,416	11.9%	13.8%	13.4%	(0.4)%
Transportation	38,620	46,647	8,027	20.8%	4.4%	4.6%	0.2%
Product Cost of Sales	17,232	23,639	6,407	37.2%	2.0%	2.3%	0.3%
Other	17,479	29,583	12,104	69.2%	2.0%	2.9%	0.9%
	$399,137	$458,716	$59,579	14.9%	45.4%	45.3%	(0.1)%

Labor

For the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, labor expense decreased as a percentage of consolidated revenues as a result of labor management controls implemented in the fourth quarter of 2004 in our North American operations and an increasing proportion of revenue from less labor intensive digital services and product sales. We have also experienced improvement in our ratio of labor costs to revenues in our European operations as a result of completing the integration of Hays plc (“Hays IMS”) in 2004.

Facilities

Facilities costs as a percentage of consolidated revenues decreased to 13.4% for the six months ended June 30, 2005 from 13.8% for the six months ended June 30, 2004. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of decreasing base rent per square foot in our North American operations during 2004 and into 2005. The largest component of our facilities cost is rent expense, which increased $7.3 million for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 primarily as a result of properties under lease acquired through acquisitions in both Europe and North America.

Transportation

Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel expenses during the six months ended June 30, 2005 compared to the six months ended June 30, 2004 were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Costs of Sales

Product and other costs of sales are highly correlated to complementary revenue streams. Product and other costs of sales for the six months ended June 30, 2005 were higher than the six months ended June 30, 2004 as a percentage of consolidated revenues due to increased sales of data products at lower margins in North America and increased royalty payments associated with our electronic vaulting revenues and increases in technology costs associated with these revenue producing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2004	2005	Change	Change	2004	2005	Unfavorable
General and Administrative	$65,354	$72,199	$6,845	10.5%	14.7%	14.1%	(0.6)%
Sales, Marketing & Account Management	36,225	44,036	7,811	21.6%	8.1%	8.6%	0.5%
Information Technology	18,123	24,114	5,991	33.1%	4.1%	4.7%	0.6%
Bad Debt Expense	(1,214)	964	2,178	(179.4)%	(0.3)%	0.2%	0.5%
	$118,488	$141,313	$22,825	19.3%	26.6%	27.6%	1.0%

	Six Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2004	2005	Change	Change	2004	2005	Unfavorable
General and Administrative	$127,258	$140,280	$13,022	10.2%	14.5%	13.8%	(0.7)%
Sales, Marketing & Account Management	68,201	86,681	18,480	27.1%	7.8%	8.6%	0.8%
Information Technology	36,622	47,948	11,326	30.9%	4.2%	4.7%	0.5%
Bad Debt Expense	(1,133)	1,744	2,877	(253.9)%	(0.1)%	0.2%	0.3%
	$230,948	$276,653	$45,705	19.8%	26.3%	27.3%	1.0%

General and Administrative

The decrease in general and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is attributable to controls over overhead spending implemented in late 2004. These decreases were partially offset by increased incentive compensation expense and growth of our European operations due to expansion and acquisitions.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales and marketing expenses as a percentage of revenues for the six months ended June 30, 2005. Throughout 2004, we added sales and marketing employees, enlarged our account management force, and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts contributed to the increase in our sales, marketing and account management expenses. Costs associated with our European sales and account management teams increased by $5.4 million for the six months ended June 30, 2005, due to the expansion of our sales force through the hiring of new personnel and acquisitions. In addition, our larger North American sales force generated an $8.2 million increase in compensation, including a $2.4 million increase in sales commissions, for the six months ended June 30, 2005 compared to the six months ended June 30, 2004.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 due to increases in internal software projects within our digital business, the acquisition of Connected Corporation (“Connected”) and associated research and development activities, and increased information technology spending in our European operations. Higher utilization of existing information technology resources by revenue producing projects partially offset this increase.

Bad Debt Expense

The increase in consolidated bad debt expense for the six months ended June 30, 2005 compared to the six months ended June 30, 2004 is primarily attributable to increased bad debt expense in our European operations represented by increases in days sales outstanding as a result of our recent relocation of our U.K. credit and collections team.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $11.6 million to $89.3 million (8.8% of consolidated revenues) for the six months ended June 30, 2005 from $77.6 million (8.8% of consolidated revenues) for the six months ended June 30, 2004. Depreciation expense increased $2.8 million and $8.4 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which consist of racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $1.6 million and $3.3 million for the three and six months ended June 30, 2005 compared to the same periods in 2004, respectively, primarily due to amortization of intangible assets such as customer relationship intangible assets and intellectual property acquired through business combinations, including the Connected acquisition in November 2004. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the recent buyouts of our minority interest partners.

Consolidated losses on disposal/writedown of property, plant and equipment, net of $1.1 million and $0.9 million for the three and six months ended June 30, 2005, respectively, consisted primarily of software asset writedowns. For the three and six months ended June 30, 2004, we recorded gains on disposal/writedown of property, plant and equipment, net of $1.1 million and $1.0 million, respectively, consisting primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of $1.2 million.

OPERATING INCOME

As a result of the foregoing factors, consolidated operating income increased $9.8 million, or 11.3%, to $96.7 million (18.9% of consolidated revenues) for the three months ended June 30, 2005 from $86.9 million (19.5% of consolidated revenues) for the three months ended June 30, 2004. Consolidated operating income increased $15.2 million, or 8.8%, to $187.8 million (18.5% of consolidated revenues) for the six months ended June 30, 2005 from $172.6 million (19.6% of consolidated revenues) for the six months ended June 30, 2004.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $14.2 million, or 11.2% to $141.4 million (27.6% of consolidated revenues) for the three months ended June 30, 2005 from $127.2 million (28.6% of consolidated revenues) for the three months ended June 30, 2004. Consolidated OIBDA increased $26.8 million, or 10.7% to $277.1 million (27.3% of consolidated revenues) for the six months ended June 30, 2005 from $250.3 million (28.5% of consolidated revenues) for the six months ended June 30, 2004.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $4.6 million to $47.2 million (9.2% of consolidated revenues) and $6.9 million to $93.0 million (9.2% of consolidated revenues) for the three and six months ended June 30, 2005, respectively from $42.7 million (9.6% of consolidated revenues) and $86.1 million (9.8% of consolidated revenue) for the three and six months ended June 30, 2004, respectively. Increased borrowings, primarily from entering into an additional $150.0 million of term loans as permitted under our IMI Credit Agreement in November 2004 contributed to the dollar increase in interest expense.

The decrease of interest expense, net as a percentage of consolidated revenues was partially due to the recording of interest income totaling $0.4 million for the six months ended June 30, 2005 related to the net impact of mark-to-market adjustments and cash payments on the interest rate swap associated with a real estate term loan we repaid in August 2004 and a decline in our weighted average interest rate to 7.6% as of June 30, 2005 from 7.8% as of June 30, 2004. During the three months ended March 31, 2004, we recorded a charge of $0.8 million associated with the fair market value of a similar swap on a real estate term loan repaid in March 2004, which was a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions as of the date the real estate term loan was repaid. We did not terminate either of these swaps and have marked to market the fair market value of the derivative liability to interest expense, net and are making or have made our monthly cash payments as required under the swap contract through each swap’s maturity date in November 2007 and March 2005, respectively.

Other Expense (Income), Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2004	2005	Change	2004	2005	Change
Foreign currency transaction losses, net	$5,046	$4,965	$(81)	$4,938	$9,754	$4,816
Debt extinguishment expense	—	—	—	2,433	—	(2,433)
Other, net	(101)	(19)	82	(156)	(145)	11
	$4,945	$4,946	$1	$7,215	$9,609	$2,394

Foreign currency losses of $9.8 million based on period-end exchange rates were recorded in the six months ended June 30, 2005 primarily due to the weakening of the British pound sterling, Canadian dollar and the Euro against the U.S. dollar since December 31, 2004 as these currencies relate to our intercompany balances with our U.K., Canadian and European subsidiaries, and British pounds sterling denominated debt held by our U.S. parent company. During the six months ended June 30, 2004, we recorded foreign currency losses of $4.9 million based on period-end exchange rates primarily due to the weakening of the Canadian dollar offset by the strengthening of the British pound sterling and the Euro offset against the U.S. dollar since December 31, 2003 as these currencies relate to our intercompany balances with our Canadian and U.K. subsidiaries, U.S. dollar denominated debt previously held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary, resulting in a charge of $2.0 million, and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts.

PROVISION FOR INCOME TAXES

Our effective tax rates for the three months ended June 30, 2004 and 2005 were 40.3%, and 42.4%, respectively. Our effective tax rates for the six months ended June 30, 2004 and 2005 were 40.8% and 42.4%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which that determination is made. As a result of our net operating loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes during 2005.

MINORITY INTEREST

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.2 million and $0.7 million (0.1% of consolidated revenues) for the three and six months ended June 30, 2005, respectively, compared to $0.6 million (0.1% of consolidated revenue) and $1.1 million (0.1% of consolidated revenue) for the three and six months ended June 30, 2004, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of the foregoing factors, consolidated net income increased $2.6 million, or 11.2%, to $25.4 million (5.0% of consolidated revenues) for the three months ended June 30, 2005 from net income of $22.9 million (5.1% of consolidated revenues) for the three months ended June 30, 2004. For the six months ended June 30, 2005, consolidated net income increased $2.5 million, or 5.5%, to $48.4 million (4.8% of consolidated revenues) from net income of $45.9 million (5.2% of consolidated revenues) for the six months ended June 30, 2004.

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

Business Records Management

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2004	June 30, 2005	Increase in Revenues	Increase in Revenues	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Three Months Ended	$271,149	$300,508	$29,359	10.8%	$75,830	$86,565	28.0%	28.8%
Six Months Ended	543,979	596,664	52,685	9.7%	150,809	170,975	27.7%	28.7%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency Losses		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net		Loss on Debt Extinguishment
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Three Months Ended	$21,146	$20,028	$4,623	$56	$(1,580)	$8	$—	$—
Six Months Ended	40,529	39,954	6,494	1,755	(1,326)	(200)	2,028	—

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

During the three and six months ended June 30, 2005, revenue in our business records management segment increased 10.8% and 9.7%, respectively, compared to the three and six months ended June 30, 2004, primarily due to growth in storage volumes and associated service revenues, growth in our secure shredding operations and acquisitions. In addition, favorable currency fluctuations during the six months ended June 30, 2005 in Canada increased revenue, as measured in U.S. dollars, by $5.0 million. Contribution as a percent of segment revenue increased in the six months ended June 30, 2005 due to the effectiveness of recent labor and cost management initiatives and lower bad debt expense, which were partially offset by increases in transportation and facility related expenses.

Data Protection

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2004	June 30, 2005	Increase in Revenues	Increase in Revenues	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Three Months Ended	$68,174	$78,418	$10,244	15.0%	$20,220	$22,174	29.7%	28.3%
Six Months Ended	134,525	153,727	19,202	14.3%	38,788	44,654	28.8%	29.0%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		(Gain)/Loss on Disposal/Writedown of Property, Plant and Equipment, Net
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Three Months Ended	$2,927	$3,815	$(1)	$(13)
Six Months Ended	6,841	7,588	88	(9)

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

During the three and six months ended June 30, 2005, revenue in our data protection segment increased 15.0% and 14.3%, respectively, compared to the three and six months ended June 30, 2004 primarily due to internal revenue growth. Higher revenue growth rates from our product sales and electronic vaulting services augmented the segment’s overall revenue growth rate. Contribution as a percent of segment revenue increased primarily due to labor and cost management initiatives and was partially offset by decreased product sales margins and the growth of our sales and account management force including higher sales commissions. Bad debt expense for the three months ended June 30, 2005 was higher than the three months ended June 30, 2004, but was consistent over the six months ended June 30, 2004 and 2005.

International

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2004	June 30, 2005	Increase in Revenues	Increase in Revenues	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005
Three Months Ended	$96,260	$108,820	$12,560	13.0%	$24,436	$28,246	25.4%	26.0%
Six Months Ended	180,814	216,280	35,466	19.6%	44,496	53,276	24.6%	24.6%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency Losses		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net
	June 30, 2004	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004	June 30 2005
Three Months Ended	$9,002	$10,473	$10	$2,898	$(6)	$(19)
Six Months Ended	14,821	20,607	4,047	4,814	66	(34)

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Revenue in our international segment increased 13.0% and 19.6% during the three and six months ended June 30, 2005, respectively, compared to the three and six months ended June 30, 2004, primarily due to acquisitions completed in Europe and in South America and strong internal growth in Latin America, offset by lower revenue in our U.K. public sector business. Favorable currency fluctuations during the six months ended June 30, 2005 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $11.9 million. Contribution as a percent of segment revenue was flat primarily due improvements in both cost of sales and overhead labor ratios as a result of completing the integration of Hays IMS in the second half of 2004 offset by increased compensation associated with additional sales, marketing, and account management personnel, several new marketing and promotional efforts, and increased bad debt expense.

Corporate and Other

The Corporate and Other segment is comprised of results from operations not discussed above, including our digital archiving services, PC/Desktop computing electronic vaulting services, consulting and fulfillment operations and costs associated with our corporate headquarters’ operations. Certain costs incurred by our Corporate division were allocated to the other segments in the three and six months ended June 30, 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker’s compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year.

Revenue in our Corporate and Other segment increased $14.3 million to $24.2 million for the three months ended June 30, 2005 compared to $9.8 million for the three months ended June 30, 2004 and increased $26.7 million to $46.7 million for the six months ended June 30, 2005 compared to $20.0 million for the six months ended June 30, 2004. The increase in revenues for the three and six month periods ended June 30, 2005 compared to the same periods in 2004 was due primarily to the acquisition of Connected and strong internal growth in our Digital Archiving services.

Contribution decreased $0.1 million to $5.5 million for the three months ended June 30, 2005 compared to $5.6 million for the three months ended June 30, 2004 and decreased $6.1 million to $9.1 million for the six months ended June 30, 2005 compared to $15.2 million for the six months ended June 30, 2004. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended June 30, 2004 of $7.3 million compared to $10.4 million for the three months ended June 30, 2005 and depreciation and amortization expense for the six months ended June 30, 2004 of $15.4 million compared to $21.1 million for the six months ended June 30, 2005, (2) foreign currency losses of $0.4 million and $2.0 million for the three months ended June 30, 2004 and 2005, respectively, and foreign currency gains of $5.6 million and foreign currency losses of $3.2 million for the six months ended June 30, 2004 and 2005, respectively, (3) debt extinguishment expenses of $0.4 million for the six months ended June 30, 2004, and (4) losses on disposal/writedown of property, plant and equipment, net for the three months ended June 30, 2004 of $0.5 million compared to $1.1 million for the three months June 30, 2005 and losses on disposal/writedown of property, plant and equipment, net for the six months ended June 30, 2004 of $0.2 million compared to $1.1 million for the six months ended June 30, 2005.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the six months ended June 30, 2004 and 2005 (in thousands).

	2004	2005
Cash flows provided by operating activities	$129,737	$191,355
Cash flows used in investing activities	(287,454)	(172,500)
Cash flows provided by (used in) financing activities	122,439	(21,262)
Cash and cash equivalents at the end of period	$40,006	$29,517

Net cash provided by operating activities was $191.4 million for the six months ended June 30, 2005 compared to $129.7 million for the six months ended June 30, 2004, an increase of 47.5%. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation and an increase in the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with improved receivables collections, and an increase in accounts payable and payroll and incentive compensation related accruals.

Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the six months ended June 30, 2005 amounted to $131.9 million and $6.7 million, respectively. For the six months ended June 30, 2005, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between $250 million and $275 million in the year ending December 31, 2005.

In the six months ended June 30, 2005, we paid net cash consideration of $34.9 million for acquisitions, which included $19 million to purchase our minority partners equity interest in certain of our Latin American subsidiaries. Cash flows from operations funded these acquisitions.

Net cash used in financing activities was $21.3 million for the six months ended June 30, 2005. During the six months ended June 30, 2005 we had gross borrowings under our revolving credit facilities and term loan facilities of $275.4 million. We used the proceeds from these financing transactions and cash flows from operations to repay debt and term loans ($307.0 million) and to repay debt financing from minority shareholders, net ($1.8 million).

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2005 was comprised of the following (in thousands):

IMI Revolving Credit Facility	$105,032
IMI Term Loan Facility	347,250
IME Revolving Credit Facility	89,769
IME Term Loan Facility	190,750
8 1/4% Senior Subordinated Notes due 2011(1)	149,737
8 5/8% Senior Subordinated Notes due 2013(1)	481,043
7 1/4% GBP Senior Subordinated Notes due 2014(1)	270,720
7 3/4% Senior Subordinated Notes due 2015(1)	439,962
6 5/8% Senior Subordinated Notes due 2016(1)	314,812
Real Estate Mortgages	7,088
Seller Notes	9,907
Other	23,692
Long-term Debt	2,429,762
Less Current Portion	(23,566)
Long-term Debt, Net of Current Portion	$2,406,196

(1)          These debt instruments are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee these notes or the IMI revolving credit facility and IMI term loan facility.

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 and 4.8 as of December 31, 2004 and June 30, 2005, respectively. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

Our consolidated balance sheet as of June 30, 2005 includes 119.3 million British pounds sterling and 41.2 million Euro of borrowings (totaling $280.5 million) under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on April 30, 2005, was approximately 40.6 million British pounds sterling (approximately $77.4 million). The interest rate in effect under the IME revolving credit facility ranged from 3.9% to 6.6% as of April 30, 2005.

As of June 30, 2005, we had $105.0 million of borrowings under the IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 129.0 million); we also had various outstanding letters of credit totaling $24.0 million. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2005 was $221.0 million. The interest rate in effect under the IMI revolving credit facility was 4.6% as of June 30, 2005.

The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of June 30, 2005.

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

Net Operating Loss Carryforwards

At June 30, 2005, we had estimated net operating loss carryforwards of approximately $141 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire next year. As a result of these loss carryforwards, we do not expect to pay any significant international, U.S. federal and state income taxes in 2005.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range of 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, January 2001, May 2001, and April 2004 we, IME, and variable interest entities we now consolidate, entered into a total of six derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) two contracts for interest payments payable on the IMI term loan facility of an aggregate principal amount of $195.5 million, (b) one contract, which expired in March 2005, based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $47.5 million that have been subsequently repaid, (c) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (d) two contracts for interest payments payable on IME’s term loan facility of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2004.

After consideration of the swap contracts mentioned above, as of June 30, 2005, we had $310.3 million of variable rate debt outstanding with a weighted average variable interest rate of 5.0% and $2,119.5 million of fixed rate debt outstanding. As of June 30, 2005, 87% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three and six months ended June 30, 2005 would have been reduced by $0.5 million and $0.9 million, respectively. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 30, 2005.

Currency Risk

Our investments in IME, Iron Mountain Canada Corporation (“IM Canada”), Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Canadian dollar, British pound sterling and the Euro. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency. The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing an economic hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our two major foreign investments in the U.K. and Canada, specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, which effectively hedges most of our outstanding intercompany loan with IME. With respect to Canada, in August 2004, we repaid the remaining $98.7 million of real estate term loans by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This has created an economic hedge on a portion of the intercompany balance and will reduce our currency fluctuations with regard to our investment in IM Canada while providing IM Canada with additional borrowings and interest expenses to reduce its income tax burden. As of June 30, 2005, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2005 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.                        Legal Proceedings

We and Iron Mountain Information Management, Inc. (“IMIM”), our wholly owned subsidiary, entered into two interrelated agreements with all necessary parties for the settlement and general release of all claims asserted in the Pierce, H-W Associates, Pioneer and Sequedex proceedings in New Jersey and Pennsylvania described in our Annual Report on Form 10-K for the year ended December 31, 2004. The settlement agreements, which were consummated on June 2, 2005, fully resolve and settle all the related litigations. Under the settlement agreements, we paid an aggregate of $3.1 million to fully settle all claims in these actions, which includes approximately $2.1 million previously awarded by the arbitrator to indemnify Mr. Pierce for legal expenses incurred in the proceeding. The $3.1 million was fully reserved as of December 31, 2004 and included in accrued expenses in the accompanying consolidated balance sheet.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

There was no common stock repurchased or sales of unregistered securities for the three months ended June 30, 2005.

Item 4.                        Submission of Matters to a Vote of Security-Holders

The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on May 26, 2005.

(a)          Election of directors to serve until the Year 2006 Annual Meeting of Stockholders, or until their successors are elected and qualified

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-votes
Clarke H. Bailey	120,017,028	156,263	0
Constantin R. Boden	119,264,310	908,981	0
Kent P. Dauten	120,017,715	155,576	0
B. Thomas Golisano	91,946,273	28,227,018	0
John F. Kenny, Jr.	118,597,234	1,576,057	0
Arthur D. Little	119,860,214	313,077	0
C. Richard Reese	119,364,566	808,725	0
Vincent J. Ryan	118,421,699	1,751,592	0

(b)          Approval of the adoption of the Agreement and Plan of Merger resulting in the reincorporation of Iron Mountain Incorporated in the State of Delaware

For	Against	Abstain	Broker Non-votes
95,772,831	3,780,263	31,574	20,588,623

(c)           Approval of an amendment to the Iron Mountain Incorporated 2003 Employee Stock Purchase Plan to increase the number of shares of Common Stock authorized for issuance under the 2003 Employee Stock Purchase Plan from 1,125,000 to 2,325,000

For	Against	Abstain	Broker Non-votes
98,964,702	403,409	216,557	20,588,623

(d)          Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2005

For	Against	Abstain
120,055,235	96,381	21,675

Item 6.                        Exhibits

(a)   Exhibits

Exhibit No.	Description
31.1	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification required by Rule 13a-14(a)/15(d)-14(a) of the Securities Exchange Act of 1934, as amended.
32.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 5, 2005	BY:	/s/ JEAN A. BUA
(DATE)		Jean A. Bua Senior Vice President and Corporate Controller
(Principal Accounting Officer)