Form 10-Q
period 2005-09-30
IRON MOUNTAIN INC
filed 2005-11-09
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Number of shares of the registrant’s Common Stock at November 1, 2005: 131,145,179

IRON MOUNTAIN INCORPORATED
Index

Part I. Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2004	September 30, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,942	$43,990
Accounts receivable (less allowances of $13,886 and $12,862, respectively)	354,434	394,599
Deferred income taxes	36,033	32,789
Prepaid expenses and other	78,745	74,474
Total Current Assets	501,154	545,852
Property, Plant and Equipment:
Property, plant and equipment	2,266,839	2,436,077
Less—Accumulated depreciation	(617,043)	(733,600)
Net Property, Plant and Equipment	1,649,796	1,702,477
Other Assets, net:
Goodwill	2,040,217	2,050,575
Customer relationships and acquisition costs	189,780	196,722
Deferred financing costs	36,590	32,673
Other	24,850	24,191
Total Other Assets, net	2,291,437	2,304,161
Total Assets	$4,442,387	$4,552,490
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$39,435	$26,303
Accounts payable	103,415	111,683
Accrued expenses	234,697	246,736
Deferred revenue	136,470	142,234
Other current liabilities	1,446	885
Total Current Liabilities	515,463	527,841
Long-term Debt, net of current portion	2,438,587	2,382,139
Other Long-term Liabilities	23,932	29,210
Deferred Rent	26,253	30,722
Deferred Income Taxes	206,539	249,187
Commitments and Contingencies (see Note 9)
Minority Interests	13,045	5,969
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 129,817,914 shares and 131,130,089 shares, respectively)	1,298	1,311
Additional paid-in capital	1,063,560	1,090,256
Retained earnings	133,425	218,161
Accumulated other comprehensive items, net	20,285	17,694
Total Stockholders’ Equity	1,218,568	1,327,422
Total Liabilities and Stockholders’ Equity	$4,442,387	$4,552,490

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2004	2005
Revenues:
Storage	$263,867	$296,784
Service and storage material sales	195,463	229,688
Total Revenues	459,330	526,472
Operating Expenses:
Cost of sales (excluding depreciation)	209,797	237,414
Selling, general and administrative	122,508	141,442
Depreciation and amortization	42,269	45,698
Gain on disposal/writedown of property, plant and equipment, net	(246)	(259)
Total Operating Expenses	374,328	424,295
Operating Income	85,002	102,177
Interest Expense, Net	54,313	44,308
Other Income, Net	(2,979)	(6,542)
Income Before Provision for Income Taxes and Minority Interest	33,668	64,411
Provision for Income Taxes	14,293	27,637
Minority Interest in Earnings of Subsidiaries	925	397
Net Income	$18,450	$36,377
Net Income per Share—Basic	$0.14	$0.28
Net Income per Share—Diluted	$0.14	$0.27
Weighted Average Common Shares Outstanding—Basic	129,288	130,862
Weighted Average Common Shares Outstanding—Diluted	131,366	132,283

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Revenues:
Storage	$768,232	$873,805
Service and storage material sales	570,430	665,995
Total Revenues	1,338,662	1,539,800
Operating Expenses:
Cost of sales (excluding depreciation)	608,934	696,130
Selling, general and administrative	353,456	418,095
Depreciation and amortization	119,912	134,989
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,260)	606
Total Operating Expenses	1,081,042	1,249,820
Operating Income	257,620	289,980
Interest Expense, Net	140,431	137,336
Other Expense, Net	4,236	3,067
Income Before Provision for Income Taxes and Minority Interest	112,953	149,577
Provision for Income Taxes	46,668	63,739
Minority Interest in Earnings of Subsidiaries	1,981	1,102
Net Income	$64,304	$84,736
Net Income per Share—Basic	$0.50	$0.65
Net Income per Share—Diluted	$0.49	$0.64
Weighted Average Common Shares Outstanding—Basic	128,934	130,439
Weighted Average Common Shares Outstanding—Diluted	131,056	131,757

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2004	2005
Cash Flows from Operating Activities:
Net income	$64,304	$84,736
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries	1,981	1,102
Depreciation	112,334	122,970
Amortization (includes deferred financing costs and bond discount of $2,466 and $3,761, respectively)	10,044	15,780
Provision for deferred income taxes	41,448	49,303
Loss on early extinguishment of debt	2,454	—
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,260)	606
Loss on foreign currency and other, net	8,607	4,392
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(52,035)	(42,054)
Prepaid expenses and other current assets	5,043	(4,052)
Accounts payable	7,719	8,196
Accrued expenses, deferred revenue and other current liabilities	10,476	25,748
Other assets and long-term liabilities	(2,136)	12,134
Cash Flows from Operating Activities	208,979	278,861
Cash Flows from Investing Activities:
Capital expenditures	(159,090)	(189,711)
Cash paid for acquisitions, net of cash acquired	(253,528)	(46,096)
Additions to customer relationship and acquisition costs	(9,512)	(9,954)
Proceeds from sales of property and equipment	2,508	9,574
Cash Flows from Investing Activities	(419,622)	(236,187)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(891,151)	(441,397)
Proceeds from borrowings and term loans	862,042	396,624
Early retirement of notes	(20,797)	—
Net proceeds from sales of senior subordinated notes	269,427	—
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	(41,741)	(2,021)
Proceeds from exercise of stock options, debt and equity issuance costs and other, net	765	16,023
Cash Flows from Financing Activities	178,545	(30,771)
Effect of exchange rates on cash and cash equivalents	1,843	145
(Decrease) Increase in Cash and Cash Equivalents	(30,255)	12,048
Cash and Cash Equivalents, Beginning of Period	74,683	31,942
Cash and Cash Equivalents, End of Period	$44,428	$43,990
Supplemental Data:
Non-Cash Investing Activities:
Capital leases	$1,506	$8,106

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

b.     Foreign Currency Translation

Local currencies are considered the functional currencies for most of our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, including those related to

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

(a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary, which were fully redeemed as of March 31, 2004, (b) our 7 1/4% GBP Senior Subordinated Notes due 2014, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other (income) expense, net, on our consolidated statements of operations. Included in other (income) expense, net is $2,753 of net gains and $2,185 of net losses associated with foreign currency transactions for the three and nine months ended September 30, 2004, respectively, and $5,745 of net gains and $4,009 of net losses associated with foreign currency transactions for the three and nine months ended September 30, 2005, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2004 and noted no impairment of goodwill at our reporting units as of that date. As of September 30, 2005, no factors were identified that would alter this assessment.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2005 are as follows:

	Business Records	Data		Corporate	Total
	Management	Protection	International	& Other	Consolidated
Balance as of December 31, 2004	$1,290,651	$246,966	$424,373	$78,227	$2,040,217
Deductible Goodwill acquired during the period	12,981	1,124	—	—	14,105
Nondeductible Goodwill acquired during the period	3,433	5,315	3,033	—	11,781
Adjustments to purchase reserves	(119)	—	(822)	(230)	(1,171)
Fair value adjustments	(471)	(132)	(356)	(1,107)	(2,066)
Currency effects and other adjustments	5,295	87	(17,673)	—	(12,291)
Balance as of September 30, 2005	$1,311,770	$253,360	$408,555	$76,890	$2,050,575

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at September 30, 2005 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$229,110	$32,388	$196,722
Core Technology(1)	15,460	2,259	13,201
Non-Compete Agreements(1)	1,418	915	503
Deferred Financing Costs	46,475	13,802	32,673
Total	$292,463	$49,364	$243,099

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

Had we elected to recognize compensation cost for all awards based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Net income, as reported	$18,450	$36,377	$64,304	$84,736
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	1,578	1,646	2,501	3,338
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(2,017)	(1,862)	(3,890)	(4,195)
Net income, pro forma	$18,011	$36,161	$62,915	$83,879
Net Income per share:
Basic—as reported	0.14	0.28	0.50	0.65
Basic—pro forma	0.14	0.28	0.49	0.64
Diluted—as reported	0.14	0.27	0.49	0.64
Diluted—pro forma	0.14	0.27	0.48	0.64

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the nine months ended September 30, 2004 and 2005 was $8.48 and $10.85 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2005
Expected volatility	24.9%	26.7	%(1)
Risk-free interest rate	3.41	4.04
Expected dividend yield	None	None
Expected life of the option	5.0 years	6.6 years

(1)          Calculated utilizing daily historical volatility over a period that equates to the expected life of the option.

e.      Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,078,369 shares and 1,421,135 shares for the three months ended September 30, 2004 and 2005, respectively, and 2,122,218 shares and 1,317,623 shares for the nine months ended September 30, 2004 and 2005, respectively. No potential common shares for the three and nine months ended September 30, 2004 and potential common shares of 274,641 and 531,520 for the three and nine months ended September 30, 2005, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

f.      Supplemental Cash Flow Information

For the nine months ended September 30, 2004 and 2005, cash payments for interest were $125,442 and $140,420, respectively, and cash payments for income taxes (net of refunds) were $7,820 and $7,712, respectively.

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

We expect to adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation. Subject to a complete review of the requirements of SFAS No. 123R, based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record approximately $900 of stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003.

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
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(3)   Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Comprehensive Income:
Net Income	$18,450	$36,377	$64,304	$84,736
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,602	(8,531)	2,437	(4,778)
Market Value Adjustments for Hedging Contracts, Net of Tax	6,625	196	12,993	2,035
Market Value Adjustments for Securities, Net of Tax	(206)	163	(190)	152
Comprehensive Income	$30,471	$28,205	$79,544	$82,145

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

We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate these swaps (fair value of the derivative liability), a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $534, $195 and $339, respectively, as of September 30, 2005. For the three and nine months ended September 30, 2004, we recorded additional interest expense of $2,149 and $6,642, respectively, resulting from interest rate swap cash payments. For the three and nine months ended September 30, 2005, we recorded additional interest expense of $781 and

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4)   Derivative Instruments and Hedging Activities (Continued)

$3,549, respectively, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

In addition, we have entered into a third interest rate swap agreement, which was designated as a cash flow hedge through December 31, 2002. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. This swap expired in March 2005. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording interest expense of $23 and $1,249 for the three and nine months ended September 30, 2004, respectively. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording interest income of $6 for the nine months ended September 30, 2005.

Also, we consolidated a variable interest entity (“VIE III”, collectively with our two other variable interest entities, our “Variable Interest Entities”) which had entered into an interest rate swap agreement upon its inception that was designated as a cash flow hedge. This swap agreement hedged the majority of interest rate risk associated with VIE III’s then existing real estate term loans. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap of $3,298 ($2,634 recorded in accrued expenses and $664 recorded in other long-term liabilities) as of September 30, 2005. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest expense of $9,598 and $12,057 for the three and nine months ended September 30, 2004, respectively, and interest income of $974 and $1,367 for the three and nine months ended September 30, 2005, respectively.

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

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME’s 100,000 British pounds sterling term loan facility (see Note 6). We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $429 (which was all recorded in accrued expenses), $129 and $300, respectively, as of September 30, 2005. For the three and nine months ended September 30, 2004, we recorded additional interest expense of $16 and $218, respectively, resulting from interest rate swap cash payments. For the three and nine months ended September 30, 2005, we recorded additional interest income of $9 and $52, respectively, resulting from interest rate swap cash payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

(5)   Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition has been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2005 acquisitions was provided through cash flows from operations.

A summary of the consideration paid and the allocation of the purchase price of all 2005 acquisitions is as follows:

Cash Paid (net of cash acquired)	$45,660
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(1)	(13,265)
Liabilities Assumed(2)	2,309
Minority Interest(3)	(8,818)
Total Fair Value of Identifiable Net Assets Acquired	(19,774)
Recorded Goodwill	$25,886

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

In connection with certain of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided for in accordance with Emerging Issues Task Force Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2005 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2004	Nine Months Ended September 30, 2005
Reserves, Beginning Balance	$16,322	$21,414
Reserves Established	15,282	575
Expenditures	(10,200)	(5,306)
Adjustments to Goodwill, including currency effect(1)	10	(2,217)
Reserves, Ending Balance	$21,414	$14,466

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At September 30, 2005, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities of $10,662, severance costs for approximately 23 people of $284 and other exit costs of $3,520. These accruals are expected to be used prior to September 30, 2006 except for lease losses of $7,561 and severance contracts of $104, both of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6)   Long-term Debt

Long-term debt consists of the following:

	December 31, 2004		September 30, 2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$122,563	$122,563	$102,455	$102,455
IMI Term Loan Facility(1)	349,000	349,000	346,375	346,375
IME Revolving Credit Facility(1)	101,478	101,478	84,709	84,709
IME Term Loan Facility(1)	184,330	184,330	175,830	175,830
8 1/4% Senior Subordinated Notes due 2011(2)	149,715	154,500	149,749	152,250
8 5/8% Senior Subordinated Notes due 2013(2)	481,054	509,726	481,038	500,109
7 1/4% GBP Senior Subordinated Notes due 2014(2)	288,990	275,263	264,420	255,165
7 3/4% Senior Subordinated Notes due 2015(2)	440,418	435,568	439,734	436,646
6 5/8% Senior Subordinated Notes due 2016(2)	314,565	299,200	314,935	299,200
Real Estate Mortgages(1)	5,908	5,908	7,015	7,015
Seller Notes(1)	11,307	11,307	9,627	9,627
Other(1)	28,694	28,694	32,555	32,555
Total Long-term Debt	2,478,022		2,408,442
Less Current Portion	(39,435)		(26,303)
Long-term Debt, Net of Current Portion	$2,438,587		$2,382,139

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2004 and September 30, 2005) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these Senior Subordinated notes are based on quoted market prices for these notes on December 31, 2004 and September 30, 2005.

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. Our consolidated balance sheet as of September 30, 2005 includes 100,000 British pounds sterling and 69,809 Euro of borrowings (totaling $260,539) under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2005, was approximately 38,401 British pounds sterling ($67,693). The interest rate in effect under the IME revolving credit facility ranged from 3.6% to 6.2% as of July 31, 2005. For the three and nine

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6)   Long-term Debt (Continued)

months ended September 30, 2005, we recorded commitment fees of $210 and $629, respectively, based on 0.9% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement has an aggregate principal amount of $550,000 and is comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which includes the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of September 30, 2005, we had $102,455 of borrowings under our IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 119,943); we also had various outstanding letters of credit totaling $23,971. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2005 was $223,574. The interest rate in effect under the IMI revolving credit facility was 4.6% as of September 30, 2005. For the three and nine months ended September 30, 2005, we recorded commitment fees of $217 and $660, respectively, based on 0.5% of unused balances under the IMI revolving credit facility.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement and the indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of September 30, 2005.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2004 and September 30, 2005 and for the three and nine month periods ended September 30, 2004 and 2005. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes, the IMI revolving credit facility and the IMI term loan facility. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$18,419	$25,571	$—	$43,990
Accounts Receivable	—	279,694	114,905	—	394,599
Intercompany Receivable	868,642	—	—	(868,642)	—
Other Current Assets	195	68,696	38,807	(435)	107,263
Total Current Assets	868,837	366,809	179,283	(869,077)	545,852
Property, Plant and Equipment, Net	—	1,169,047	533,430	—	1,702,477
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,975,741	11,121	—	(1,986,862)	—
Investment in Subsidiaries	503,898	213,256	—	(717,154)	—
Goodwill	—	1,457,015	583,819	9,741	2,050,575
Other	27,532	120,044	106,488	(478)	253,586
Total Other Assets, Net	2,507,171	1,801,436	690,307	(2,694,753)	2,304,161
Total Assets	$3,376,008	$3,337,292	$1,403,020	$(3,563,830)	$4,552,490
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$276,952	$591,690	$(868,642)	$—
Current Portion of Long-term Debt	3,838	4,451	18,014	—	26,303
Total Other Current Liabilities	46,632	332,794	122,547	(435)	501,538
Long-term Debt, Net of Current Portion	1,993,263	4,289	384,587	—	2,382,139
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,975,741	10,121	(1,986,862)	—
Other Long-term Liabilities	3,853	256,189	49,555	(478)	309,119
Commitments and Contingencies
Minority Interests	—	—	1,602	4,367	5,969
Stockholders’ Equity	1,327,422	486,876	224,904	(711,780)	1,327,422
Total Liabilities and Stockholders’ Equity	$3,376,008	$3,337,292	$1,403,020	$(3,563,830)	$4,552,490

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended September 30, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$195,460	$68,407	$—	$263,867
Service and Storage Material Sales	—	136,647	58,816	—	195,463
Total Revenues	—	332,107	127,223	—	459,330
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	146,680	63,117	—	209,797
Selling, General and Administrative	(42)	90,979	31,571	—	122,508
Depreciation and Amortization	9	31,605	10,655	—	42,269
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(286)	40	—	(246)
Total Operating (Income) Expenses	(33)	268,978	105,383	—	374,328
Operating Income	33	63,129	21,840	—	85,002
Interest Expense, Net	37,477	616	16,220	—	54,313
Equity in the (Earnings) Losses of Subsidiaries	(54,553)	1,207	—	53,346	—
Other (Income) Expense, Net	(1,341)	(4,502)	2,864	—	(2,979)
Income Before Provision for Income Taxes and Minority Interest	18,450	65,808	2,756	(53,346)	33,668
Provision for Income Taxes	—	11,379	2,914	—	14,293
Minority Interest in Earnings of Subsidiaries	—	—	925	—	925
Net Income (Loss)	$18,450	$54,429	$(1,083)	$(53,346)	$18,450

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$217,723	$79,061	$—	$296,784
Service and Storage Material Sales	—	169,050	60,638	—	229,688
Total Revenues	—	386,773	139,699	—	526,472
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	170,882	66,532	—	237,414
Selling, General and Administrative	27	108,498	32,917	—	141,442
Depreciation and Amortization	13	32,780	12,905	—	45,698
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(163)	(96)	—	(259)
Total Operating Expenses	40	311,997	112,258	—	424,295
Operating (Loss) Income	(40)	74,776	27,441	—	102,177
Interest Expense (Income), Net	38,876	(8,316)	13,748	—	44,308
Equity in the Earnings of Subsidiaries	(68,834)	(10,805)	—	79,639	—
Other (Income) Expense, Net	(6,459)	2,691	(2,774)	—	(6,542)
Income Before Provision for Income Taxes and Minority Interest	36,377	91,206	16,467	(79,639)	64,411
Provision for Income Taxes	—	22,181	5,456	—	27,637
Minority Interest in Earnings of Subsidiaries	—	—	397	—	397
Net Income	$36,377	$69,025	$10,614	$(79,639)	$36,377

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$638,225	$235,580	$—	$873,805
Service and Storage Material Sales	—	479,207	186,788	—	665,995
Total Revenues	—	1,117,432	422,368	—	1,539,800
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	492,383	203,747	—	696,130
Selling, General and Administrative	109	316,334	101,652	—	418,095
Depreciation and Amortization	44	97,180	37,765	—	134,989
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	709	(103)	—	606
Total Operating Expenses	153	906,606	343,061	—	1,249,820
Operating (Loss) Income	(153)	210,826	79,307	—	289,980
Interest Expense (Income), Net	117,053	(24,861)	45,144	—	137,336
Equity in the Earnings of Subsidiaries	(176,717)	(20,750)	—	197,467	—
Other (income) Expense, Net	(25,225)	28,232	60	—	3,067
Income Before Provision for Income Taxes and Minority Interest	84,736	228,205	34,103	(197,467)	149,577
Provision for Income Taxes	—	52,132	11,607	—	63,739
Minority Interest in Earnings of Subsidiaries	—	—	1,102	—	1,102
Net Income	$84,736	$176,073	$21,394	$(197,467)	$84,736

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(114,655)	$328,138	$65,378	$—	$278,861
Cash Flows from Investing Activities:
Capital expenditures	—	(129,259)	(60,452)	—	(189,711)
Cash paid for acquisitions, net of cash acquired	—	(26,786)	(19,310)	—	(46,096)
Intercompany loans to subsidiaries	119,950	(47,122)	—	(72,828)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(5,535)	(4,419)	—	(9,954)
Proceeds from sales of property and equipment	—	9,558	16	—	9,574
Cash Flows from Investing Activities	104,264	(214,830)	(84,165)	(41,456)	(236,187)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(264,145)	(771)	(176,481)	—	(441,397)
Proceeds from borrowings and term loans	258,318	—	138,306	—	396,624
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(2,021)	—	(2,021)
Intercompany loans from parent	—	(120,825)	47,997	72,828	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Other, net	16,218	—	(195)	—	16,023
Cash Flows from Financing Activities	10,391	(105,910)	23,292	41,456	(30,771)
Effect of exchange rates on cash and cash equivalents	—	—	145	—	145
Increase in cash and cash equivalents	—	7,398	4,650	—	12,048
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of period	$—	$18,419	$25,571	$—	$43,990

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8)   Segment Information

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Data Protection	International	Corporate & Other		Total Consolidated
Three Months Ended September 30, 2004
Revenue	$279,326	$70,250	$98,689	$11,065		$459,330
Contribution	71,096	20,065	23,925	11,939		127,025
Expenditures for Segment Assets(2)	95,407	4,521	19,636	12,750		132,314
Three Months Ended September 30, 2005
Revenue	303,438	83,944	105,130	33,960		526,472
Contribution	85,592	25,818	28,146	8,060		147,616
Expenditures for Segment Assets(2)	37,965	10,956	15,851	7,570		72,342
Nine Months Ended September 30, 2004
Revenue	823,305	204,775	279,503	31,079		1,338,662
Contribution	221,905	58,853	68,421	27,093		376,272
Total Assets	2,671,816	387,932	967,052	179,428	(1)	4,206,228
Expenditures for Segment Assets(2)	170,796	15,508	207,756	28,070		422,130
Nine Months Ended September 30, 2005
Revenue	900,102	237,671	321,410	80,617		1,539,800
Contribution	256,567	70,472	81,422	17,114		425,575
Total Assets	2,797,095	423,761	1,017,864	313,770	(1)	4,552,490
Expenditures for Segment Assets(2)	120,882	21,862	70,050	32,967		245,761

(1)          Total corporate & other assets include the intersegment elimination amounts of $1,870,821 and $1,809,271 as of September 30, 2004 and 2005, respectively.

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

A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Contribution	$127,025	$147,616	$376,272	$425,575
Less: Depreciation and Amortization	42,269	45,698	119,912	134,989
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(246)	(259)	(1,260)	606
Interest Expense, Net	54,313	44,308	140,431	137,336
Other (Income) Expense, Net	(2,979)	(6,542)	4,236	3,067
Provision for Income Taxes	14,293	27,637	46,668	63,739
Minority Interest in Earnings of Subsidiaries	925	397	1,981	1,102
Net Income	$18,450	$36,377	$64,304	$84,736

Information about our operations in different geographical areas is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
Revenues:
United States	$333,110	$385,886	$983,785	$1,116,730
United Kingdom	69,549	67,230	203,754	206,992
Canada	27,533	33,353	75,374	97,319
Other International	29,138	40,003	75,749	118,759
Total Revenues	$459,330	$526,472	$1,338,662	$1,539,800

	December 31, 2004	September 30, 2005
Long-lived Assets:
United States	$2,735,545	$2,796,046
United Kingdom	618,712	589,274
Canada	315,872	331,899
Other International	271,104	289,419
Total Long-lived Assets	$3,941,233	$4,006,638

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

Other than the matters discussed above, there have been no material developments during the nine months ended September 30, 2005 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004 or our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Additionally, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings, other than those described above and in our Annual Report on Form 10-K for the year ended December 31, 2004 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, are pending to which we, or any of our properties, are subject. In addition, we record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

(10)   Subsequent Events

In October 2005, the Company signed a definitive agreement to acquire the Australian and New Zealand operations of Pickfords Records Management for total cash consideration of approximately Australian Dollar 115,000 (US$87,000). The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed by year end.

We sold a facility in the U.K. for total cash proceeds of approximately $9,000 and will record a gain on the sale of approximately $4,500 in the fourth quarter of 2005.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2005 should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2005 included herein, and the year ended December 31, 2004, included in our Annual Report on Form 10-K for the year ended December 31, 2004.

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

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net and (2) other (income) expense, net, that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management believes is better evaluated by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2005	2004	2005
OIBDA	$127,271	$147,875	$377,532	$424,969
Less: Depreciation and Amortization	42,269	45,698	119,912	134,989
Operating Income	85,002	102,177	257,620	289,980
Less: Interest Expense, Net	54,313	44,308	140,431	137,336
Other (Income) Expense, Net	(2,979)	(6,542)	4,236	3,067
Provision for Income Taxes	14,293	27,637	46,668	63,739
Minority Interest	925	397	1,981	1,102
Net Income	$18,450	$36,377	$64,304	$84,736

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

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2005 within each section, except in instances where the trend or explanation of the change is consistent for both periods reported. In those instances, only the trend or explanation for the change of the year-to-date period is discussed.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2005 to Three and Nine Months Ended September 30, 2004 (in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2004	2005	Change	Change
Revenues	$459,330	$526,472	$67,142	14.6%
Operating Expenses	374,328	424,295	49,967	13.3%
Operating Income	85,002	102,177	17,175	20.2%
Other Expenses, Net	66,552	65,800	(752)	(1.1)%
Net Income	$18,450	$36,377	$17,927	97.2%
OIBDA(1)	$127,271	$147,875	$20,604	16.2%
OIBDA Margin(1)	27.7%	28.1%

	Nine Months Ended September 30,		Dollar	Percent
	2004	2005	Change	Change
Revenues	$1,338,662	$1,539,800	$201,138	15.0%
Operating Expenses	1,081,042	1,249,820	168,778	15.6%
Operating Income	257,620	289,980	32,360	12.6%
Other Expenses, Net	193,316	205,244	11,928	6.2%
Net Income	$64,304	$84,736	$20,432	31.8%
OIBDA(1)	$377,532	$424,969	$47,437	12.6%
OIBDA Margin(1)	28.2%	27.6%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $32.9 million, or 12.5%, to $296.8 million and $105.6 million, or 13.7%, to $873.8 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively. For the three months ended September 30, 2005, the increase is attributable to internal revenue growth (9%) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (3%), and foreign currency exchange rate fluctuations (1%). For the nine months ended September 30, 2005, the increase is attributable to internal revenue growth (9%) resulting from net increases in records and other media sales by existing customers and sales to new customers, acquisitions (4%), and foreign currency exchange rate fluctuations (1%).

Consolidated service and storage material sales revenues increased $34.2 million, or 17.5%, to $229.7 million and $95.6 million, or 16.8%, to $666.0 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively. For the three months ended September 30, 2005, the increase is attributable to internal revenue growth (12%) resulting from net increases in service and storage material sales to existing customers, including a significant data restoration project in our digital business, and sales to new customers, acquisitions (5%), and foreign currency exchange rate fluctuations (1%). For the nine months ended September 30, 2005, the increase is attributable to acquisitions (8%), internal revenue growth (7%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (2%).

For the reasons stated above, our consolidated revenues increased $67.1 million, or 14.6%, to $526.5 million and $201.1 million, or 15.0%, to $1,539.8 million for the three and nine months ended September 30, 2005 compared to the same periods in 2004, respectively. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, the Euro and the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 10% and 8% for the three and nine months ended September 30, 2005, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2003	2004				2005
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	8%	8%	9%	8%	9%	8%	9%	9%
Service and Storage Material Sales Revenue	1%	6%	4%	5%	9%	3%	6%	12%
Total Revenue	5%	8%	7%	7%	9%	6%	8%	10%

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

The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer such as large special projects or data products and carton sales, as well as the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers may defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate over the past three quarters for service and storage material sales revenues reflects the following: (1) a large data restoration project in our digital business; (2) strong data product sales; (3) growth in North American storage related service revenue; (4) continued growth in our secure shredding business; and (5) improved growth rates in our data protection business. These positive factors were partially offset by: (1) lower special project revenues related to the public sector business in the UK; and (2) a large software license sale in the first quarter of 2004 that did not repeat in the first quarter of 2005.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended				% of
	September 30,		Dollar	Percent	Consolidated Revenues		Percent Change
	2004	2005	Change	Change	2004	2005	(Favorable)/Unfavorable
Labor	$107,538	$111,434	$3,896	3.6%	23.4%	21.2%	(2.2)%
Facilities	62,582	68,221	5,639	9.0%	13.6%	13.0%	(0.6)%
Transportation	21,085	25,280	4,195	19.9%	4.6%	4.8%	0.2%
Product Cost of Sales	8,207	13,822	5,615	68.4%	1.8%	2.6%	0.8%
Other	10,385	18,657	8,272	79.7%	2.3%	3.5%	1.2%
	$209,797	$237,414	$27,617	13.2%	45.7%	45.1%	(0.6)%

	Nine Months Ended				% of
	September 30,		Dollar	Percent	Consolidated Revenues		Percent Change
	2004	2005	Change	Change	2004	2005	(Favorable)/Unfavorable
Labor	$311,783	$334,304	$22,521	7.2%	23.3%	21.7%	(1.6)%
Facilities	184,143	204,198	20,055	10.9%	13.8%	13.3%	(0.5)%
Transportation	59,705	71,927	12,222	20.5%	4.5%	4.7%	0.2%
Product Cost of Sales	25,439	37,461	12,022	47.3%	1.9%	2.4%	0.5%
Other	27,864	48,240	20,376	73.1%	2.1%	3.1%	1.0%
	$608,934	$696,130	$87,196	14.3%	45.5%	45.2%	(0.3)%

Labor

For the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, labor expense decreased as a percentage of consolidated revenues as a result of strong revenue growth, labor management controls implemented in the fourth quarter of 2004 in our North American operations, and an increasing proportion of revenue from less labor intensive digital services and product sales. We have also experienced improvement in our ratio of labor costs to revenues in our European operations as a result of completing the integration of Hays plc (“Hays IMS”) in 2004.

Facilities

Facilities costs as a percentage of consolidated revenues decreased to 13.3% for the nine months ended September 30, 2005 from 13.8% for the nine months ended September 30, 2004. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of decreasing base rent per square foot in our North American operations during 2004 and into 2005. The largest component of our facilities cost is rent expense, which increased $9.3 million for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 primarily as a result of properties under lease acquired through acquisitions in both Europe and North America.

Transportation

Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel expenses during the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams. Product and other cost of sales for the nine months ended September 30, 2005 were higher than the nine months ended September 30, 2004 as a percentage of consolidated revenues due to increased sales of data products at lower margins in North America, increased royalty payments associated with our electronic vaulting revenues and increases in technology costs associated with these revenue producing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended				% of
	September 30,		Dollar	Percent	Consolidated Revenues		Percent Change
	2004	2005	Change	Change	2004	2005	(Favorable)/Unfavorable
General and Administrative	$64,222	$71,032	$6,810	10.6%	14.0%	13.5%	(0.5)%
Sales, Marketing & Account Management	40,426	44,749	4,323	10.7%	8.8%	8.5%	(0.3)%
Information Technology	20,348	25,438	5,090	25.0%	4.4%	4.8%	0.4%
Bad Debt Expense	(2,488)	223	2,711	(109.0)%	(0.5)%	—%	0.5%
	$122,508	$141,442	$18,934	15.5%	26.7%	26.9%	0.2%

	Nine Months				% of
	Ended September 30,		Dollar	Percent	Consolidated Revenues		Percent Change
	2004	2005	Change	Change	2004	2005	(Favorable)/Unfavorable
General and Administrative	$191,480	$211,312	$19,832	10.4%	14.3%	13.7%	(0.6)%
Sales, Marketing & Account Management	108,627	131,430	22,803	21.0%	8.1%	8.5%	0.4%
Information Technology	56,970	73,386	16,416	28.8%	4.3%	4.8%	0.5%
Bad Debt Expense	(3,621)	1,967	5,588	(154.3)%	(0.3)%	0.1%	0.4%
	$353,456	$418,095	$64,639	18.3%	26.4%	27.2%	0.8%

General and Administrative

The decrease in general and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is attributable to strong revenue growth and controls over overhead spending implemented in late 2004. These decreases were partially offset by increased incentive compensation expense and growth of our European operations due to expansion and acquisitions.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales and marketing expenses as a percentage of revenues for the nine months ended September 30, 2005. Throughout 2004, we added sales and marketing employees, enlarged our account management force, and continued several new marketing and promotional efforts to develop awareness in the marketplace of our entire service offerings. The costs associated with these efforts contributed to the increase in our sales, marketing and account management expenses. Costs associated with our European sales and account management teams increased by $6.4 million for the nine months ended September 30, 2005, due to the expansion of our sales force through the hiring of new personnel and acquisitions. In addition, our larger North American sales force generated a $9.7 million increase in compensation for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004.

The decrease of sales, marketing, and account management expenses as a percentage of consolidated revenues for the three months ended September 30, 2005, compared to the three months ended September 30, 2004, is attributable to strong revenue growth and a decrease in account management costs in our records management and digital businesses in North America during 2005.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 due to increases in internal software development projects within our digital business, the acquisition of Connected Corporation (“Connected”) and associated research and development activities, and increased information technology spending in our European operations. Higher utilization of existing information technology resources to revenue producing projects partially offset this increase.

Bad Debt Expense

The increase in consolidated bad debt expense for the nine months ended September 30, 2005 compared to the nine months ended September 30, 2004 is primarily attributable to increased bad debt expense in our European operations represented by increases in days sales outstanding as a result of our recent relocation of our U.K. credit and collections team.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $15.1 million to $135.0 million (8.8% of consolidated revenues) for the nine months ended September 30, 2005 from $119.9 million (9.0% of consolidated revenues) for the nine months ended September 30, 2004. Depreciation expense increased $10.6 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $4.4 million for the nine months ended September 30, 2005 compared to the same period in 2004 primarily due to amortization of intangible assets such as customer relationship intangible assets and intellectual property acquired through business combinations, including the Connected acquisition in November 2004. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the recent buyouts of our minority interest partners.

Consolidated losses on disposal/writedown of property, plant and equipment, net of $0.6 million for the nine months ended September 30, 2005, consisted primarily of software asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $1.3 million for the nine months ended September 30, 2004 consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of $1.2 million. We will record a gain of approximately $4.5 million associated with the sale of a facility in the U.K. in the fourth quarter of 2005.

OPERATING INCOME

As a result of the foregoing factors, consolidated operating income increased $17.2 million, or 20.2%, to $102.2 million (19.4% of consolidated revenues) for the three months ended September 30, 2005 from $85.0 million (18.5% of consolidated revenues) for the three months ended September 30, 2004. Consolidated operating income increased $32.4 million, or 12.6%, to $290.0 million (18.8% of consolidated revenues) for the nine months ended September 30, 2005 from $257.6 million (19.2% of consolidated revenues) for the nine months ended September 30, 2004.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $20.6 million, or 16.2% to $147.9 million (28.1% of consolidated revenues) for the three months ended September 30, 2005 from $127.3 million (27.7% of consolidated revenues) for the three months ended September 30, 2004. Consolidated OIBDA increased $47.4 million, or 12.6% to $425.0 million (27.6% of consolidated revenues) for the nine months ended September 30, 2005 from $377.5 million (28.2% of consolidated revenues) for the nine months ended September 30, 2004.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net decreased $10.0 million to $44.3 million (8.4% of consolidated revenues) and $3.1 million to $137.3 million (8.9% of consolidated revenues) for the three and nine months ended September 30, 2005, respectively, from $54.3 million (11.8% of consolidated revenues) and $140.4 million (10.5% of consolidated revenues) for the three and nine months ended September 30, 2004, respectively. The dollar decrease in interest expense, net was primarily due to the recording of interest expense totaling $8.5 million for the nine months ending September 30, 2004, compared to interest income of $3.6 million for the nine months ending September 30, 2005 related to the net impact of mark-to-market adjustments and cash payments on the interest rate swap associated with a real estate term loan we repaid in August 2004. We did not terminate this swap and have recorded changes to the fair market value of the derivative liability to interest expense, net.

In addition to the impact of the mark-to-market adjustments, we increased borrowings primarily from entering into an additional $150.0 million of term loans in November 2004, as permitted under our IMI Credit Agreement, that partially offset the decrease in interest expense.

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2004	2005	Change	2004	2005	Change
Foreign currency transaction (income) losses, net	$(2,753)	$(5,745)	$(2,992)	$2,185	$4,009	$1,824
Debt extinguishment expense	29	—	(29)	2,454	—	(2,454)
Other, net	(255)	(797)	(542)	(403)	(942)	(539)
	$(2,979)	$(6,542)	$(3,563)	$4,236	$3,067	$(1,169)

Foreign currency gains of $5.7 million based on period-end exchange rates were recorded in the three months ended September 30, 2005, primarily due to the strengthening of the Canadian dollar against the U.S. dollar partially offset by the weakening of the British pound sterling and Euro against the U.S. dollar, during the three month period. These third quarter gains reduced the year-to-date losses of $9.8 million recorded in the six months ended June 30, 2005 primarily due to the weakening of the British pound sterling, the Euro, and the Canadian dollar against the U.S. dollar as these currencies relate to our intercompany balances with and between our U.K., Canadian and European subsidiaries, and British pounds sterling denominated debt held by our U.S. parent company.

During the three months ended September 30, 2004, foreign currency gains of $2.8 million based on period-end exchange rates were recorded primarily due to the strengthening of the Canadian dollar against the U.S. dollar partially offset by the weakening of the British pound sterling against both the Euro and the U.S. dollar. These third quarter gains reduced the year-to-date losses of $4.9 million recorded in the six months ended June 30, 2004 primarily due to the weakening of the Canadian dollar against the U.S dollar and weakening of the British pound sterling against the Euro offset by the strengthening of the British pound sterling against the U.S. dollar as these currencies relate to our intercompany balances with and between our Canadian, U.K. and European subsidiaries, U.S. dollar denominated debt previously held by our Canadian subsidiary, borrowings denominated in foreign currencies under our U.S. revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

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

PROVISION FOR INCOME TAXES

Our effective tax rates for the three months ended September 30, 2004 and 2005 were 42.5% and 42.9%, respectively. Our effective tax rates for the nine months ended September 30, 2004 and 2005 were 41.3% and 42.6%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Additional taxes assessed as a result of an audit or litigation could have a material effect on our income tax provision and net income in the period or periods in which that determination is made.

MINORITY INTEREST

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.4 million and $1.1 million (0.1% of consolidated revenues) for the three and nine months ended September 30, 2005, respectively, compared to $0.9 million (0.2% of consolidated revenues) and $2.0 million (0.1% of consolidated revenues) for the three and nine months ended September 30, 2004, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of the foregoing factors, consolidated net income increased $17.9 million, or 97.2%, to $36.4 million (6.9% of consolidated revenues) for the three months ended September 30, 2005 from net income of $18.5 million (4.0% of consolidated revenues) for the three months ended September 30, 2004. For the nine months ended September 30, 2005, consolidated net income increased $20.4 million, or 31.8%, to $84.7 million (5.5% of consolidated revenues) from net income of $64.3 million (4.8% of consolidated revenues) for the nine months ended September 30, 2004.

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

Business Records Management

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2004	September 30, 2005	Increase in Revenues	Increase in Revenues	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$279,326	$303,438	$24,112	8.6%	$71,096	$85,592	25.5%	28.2%
Nine Months Ended	823,305	900,102	76,797	9.3%	221,905	256,567	27.0%	28.5%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency (Gains) Losses, Net		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net		Loss on Debt Extinguishment
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$21,551	$19,642	$(5,439)	$(5,443)	$22	$(168)	$—	$—
Nine Months Ended	62,080	59,596	1,055	(3,688)	(1,304)	(368)	2,028	—

(1)        See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

During the three and nine months ended September 30, 2005, revenue in our business records management segment increased 8.6% and 9.3%, respectively, compared to the three and nine months ended September 30, 2004, primarily due to growth in storage volumes and associated service revenues, growth of our secure shredding operations and acquisitions. In addition, favorable currency fluctuations during the nine months ended September 30, 2005 in Canada increased revenue, as measured in U.S. dollars, by $7.6 million when compared to the nine months ended September 30, 2004. Contribution as a percent of segment revenue increased due to strong revenue growth, the effectiveness of recent labor and cost management initiatives and lower bad debt expense, which were partially offset by increases in transportation and facility related expenses.

Data Protection

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2004	September 30, 2005	Increase in Revenues	Increase in Revenues	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$70,250	$83,944	$13,694	19.5%	$20,065	$25,818	28.6%	30.8%
Nine Months Ended	204,775	237,671	32,896	16.1%	58,853	70,472	28.7%	29.7%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		(Gain)/Loss on Disposal/ Writedown of Property, Plant and Equipment, Net
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$3,909	$3,892	$(109)	$1
Nine Months Ended	10,691	11,480	(21)	(7)

(1)        See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

During the three and nine months ended September 30, 2005, revenue in our data protection segment increased 19.5% and 16.1%, respectively, compared to the three and nine months ended September 30, 2004 primarily due to higher internal growth rates from our product sales and electronic vaulting services which were supported by improved internal growth rates in our core data protection business. Contribution as a percent of segment revenue increased primarily due to strong revenue growth, labor and cost management initiatives and was partially offset by decreased product sales margins and the growth of our sales and account management force including higher sales commissions. Bad debt expense for the three and nine months ended September 30, 2005 was higher than the three and nine months ended September 30, 2004.

International

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2004	September 30, 2005	Increase in Revenues	Increase in Revenues	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$98,689	$105,130	$6,441	6.5%	$23,925	$28,146	24.2%	26.8%
Nine Months Ended	279,503	321,410	41,907	15.0%	68,421	81,422	24.5%	25.3%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization		Foreign Currency Losses (Gains), Net		Loss (Gain) on Disposal/ Writedown of Property, Plant and Equipment, Net
	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004	September 30, 2005
Three Months Ended	$8,875	$10,682	$3,103	$(1,472)	$2	$(96)
Nine Months Ended	23,696	35,482	7,150	3,343	67	(130)

(1)        See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to net income on a consolidated basis.

Revenue in our international segment increased 6.5% and 15.0% during the three and nine months ended September 30, 2005, respectively, compared to the three and nine months ended September 30, 2004, primarily due to acquisitions completed in Europe and in South America and strong internal growth in Latin America, offset by lower revenue in our U.K public sector business. Favorable currency fluctuations during the nine months ended September 30, 2005 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $13.4 million compared to the nine months ended September 30, 2004. Contribution as a percent of segment revenue increased primarily due to improvements in both cost of sales and overhead labor ratios as a result of completing the integration of Hays IMS in the second half of 2004 offset by increased compensation associated with additional sales, marketing, and account management personnel, several new marketing and promotional efforts, and increased bad debt expense.

Corporate and Other

The Corporate and Other segment is comprised of results from operations not discussed above, including our digital archiving services, PC/Desktop computing electronic vaulting services, consulting and fulfillment operations and costs associated with our corporate headquarters’ operations. Certain costs incurred by our Corporate division were allocated to the other segments in the three and nine months ended September 30, 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker’s compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year.

Revenue in our Corporate and Other segment increased $22.9 million to $34.0 million for the three months ended September 30, 2005 compared to $11.1 million for the three months ended September 30, 2004 and $49.5 million to $80.6 million for the nine months ended September 30, 2005 compared to $31.1 million for the nine months ended September 30, 2004. The dollar increases were due primarily to strong internal growth in our digital business, including a large data restoration project and the acquisition of Connected in November 2004.

Contribution decreased $3.9 million to $8.1 million for the three months ended September 30, 2005 compared to $11.9 million for the three months ended September 30, 2004 and decreased $10.0 million to $17.1 million for the nine months ended September 30, 2005 compared to $27.1 million for the nine months ended September 30, 2004. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the three months ended September 30, 2004 of $7.9 million compared to $11.5 million for the three months ended September 30, 2005 and depreciation and amortization expense for the nine months ended September 30, 2004 of $23.4 million compared to $28.4 million for the nine months ended September 30, 2005, (2) foreign currency gains of $0.4 million and losses $1.2 million for the three months ended September 30, 2004 and 2005, respectively, and foreign currency gains of $6.0 million and foreign currency losses of $4.4 million for the nine months ended September 30, 2004 and 2005, respectively, (3) debt extinguishment expenses of $0.4 million for the nine months ended September 30, 2004, and (4) losses on disposal/writedown of property, plant and equipment, net for the three months ended September 30, 2004 of $1.9 million compared to zero for the three months September 30, 2005 and a gain on disposal/writedown of property, plant and equipment, net for the nine months ended September 30, 2004 of $1.8 million compared to a loss of $1.1 million for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2004 and 2005 (in thousands).

	2004	2005
Cash flows provided by operating activities	$208,979	$278,861
Cash flows used in investing activities	(419,622)	(236,187)
Cash flows provided by (used in) financing activities	178,545	(30,771)
Cash and cash equivalents at the end of period	$44,428	$43,990

Net cash provided by operating activities was $278.9 million for the nine months ended September 30, 2005 compared to $209.0 million for the nine months ended September 30, 2004, an increase of 33.4%. The increase resulted primarily from increases net income and the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with increases in accounts receivable, payroll and incentive compensation related accruals, and the deferred tax liability offset by a decrease in the deferred tax assets.

Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our (a) capital expenditures and (b) additions to customer relationship and acquisition costs during the nine months ended September 30, 2005 amounted to $189.7 million and $10.0 million, respectively. For the nine months ended September 30, 2005, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. We received $8.3 million of net cash proceeds from the sale of certain internet technology equipment in connection with a sale-leaseback transaction completed in the third quarter of 2005. In the fourth quarter of 2005, we expect to receive approximately $20 million in net cash proceeds associated with the sale of three real estate facilities. Excluding acquisitions, we expect our capital expenditures to be between approximately $250 million and approximately $275 million in the year ending December 31, 2005.

In the nine months ended September 30, 2005, we paid net cash consideration of $46.1 million for acquisitions, which included $19 million to purchase our minority partners equity interest in certain of our Latin American subsidiaries. Cash flows from operations and borrowings under our revolving credit facilities funded these acquisitions.

Net cash used in financing activities was ($30.8 million) for the nine months ended September 30, 2005. During the nine months ended September 30, 2005, we had gross borrowings under our revolving credit facilities and term loan facilities of $396.6 million. We used the proceeds from these financing transactions and cash flows from operations to repay debt and term loans ($441.4 million) and to repay debt financing from minority shareholders, net ($2.0 million).

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2005 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$102,455
IMI Term Loan Facility(1)	346,375
IME Revolving Credit Facility	84,709
IME Term Loan Facility	175,830
8 1/4% Senior Subordinated Notes due 2011(1)	149,749
8 5/8% Senior Subordinated Notes due 2013(1)	481,038
7 1/4% GBP Senior Subordinated Notes due 2014(1)	264,420
7 3/4% Senior Subordinated Notes due 2015(1)	439,734
6 5/8% Senior Subordinated Notes due 2016(1)	314,935
Real Estate Mortgages	7,015
Seller Notes	9,627
Other	32,555
Total Long-term Debt	2,408,442
Less Current Portion	(26,303)
Long-term Debt, Net of Current Portion	$2,382,139

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

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 and 4.5 as of December 31, 2004 and September 30, 2005, respectively. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

Our consolidated balance sheet as of September 30, 2005 includes 100.0 million British pounds sterling and 69.8 million Euro of borrowings (totaling approximately $260.5 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2005, was approximately 38.4 million British pounds sterling (approximately $67.7 million). The interest rate in effect under the IME revolving credit facility ranged from 3.6% to 6.2% as of July 31, 2005.

As of September 30, 2005, we had $102.5 million of borrowings under the IMI revolving credit facility, all of which were denominated in Canadian dollars (CAD 120.0 million); we also had various outstanding letters of credit totaling $24.0 million. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2005 was $223.6 million. The interest rate in effect under the IMI revolving credit facility was 4.6% as of September 30, 2005.

The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of September 30, 2005.

We expect to pay cash taxes of approximately $10 million in the fourth quarter of 2005.

In October 2005, we signed a definitive agreement to acquire the Australian and New Zealand operations of Pickfords Records Management for total cash consideration of approximately Australian Dollar 115.0 million (US$87.0 million). The transaction is subject to customary closing conditions and regulatory approvals and is expected to be completed by year end.

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

Net Operating Loss Carryforwards

At September 30, 2005, we had estimated net operating loss carryforwards of approximately $108 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. The Arcus Group carryforwards begin to expire next year. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2005.

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

After consideration of the swap contracts mentioned above, as of September 30, 2005, we had $349.5 million of variable rate debt outstanding with a weighted average variable interest rate of 5.5% and $2,058.9 million of fixed rate debt outstanding. As of September 30, 2005, 86% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three and nine months ended September 30, 2005 would have been reduced by $0.5 million and $1.4 million, respectively. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2005.

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

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing an economic hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our two major foreign investments in the U.K. and Canada, specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, which effectively hedges most of our outstanding intercompany loan with IME. With respect to Canada, in August 2004, we repaid the remaining $98.7 million of real estate term loans by having IM Canada draw on its portion of the IMI revolving credit facility in local currency and repaying a portion of its intercompany loan back to the U.S. parent. This has created an economic hedge on a portion of the intercompany balance and will reduce our currency fluctuations with regard to our investment in IM Canada while providing IM Canada with additional borrowings and interest expenses to reduce its income tax burden. As of September 30, 2005, except as noted above, our currency exposures to intercompany balances are unhedged.

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2005 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.                        Legal Proceedings

There have been no material developments during the third quarter of 2005 in the proceedings described in our Annual Report on Form 10-K for the year ended December 31, 2004 other than the matters described in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our common stock repurchased for the three months ended September 30, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
September 1, 2005-September 30, 2005	6,156	$36.26	—	—
Total	6,156	$36.26	—	—

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

IRON MOUNTAIN INCORPORATED
November 9, 2005	BY:	/s/ JOHN F. KENNY, JR.
(DATE)		John F. Kenny, Jr.
Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)