Form 10-K
period 2005-12-31
IRON MOUNTAIN INC
filed 2006-03-16
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

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

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “large accelerated filer and accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2005, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $3,493,364,714 based on the closing price on the New York Stock Exchange on such date.

Number of shares of the registrant’s Common Stock at March 3, 2006: 131,758,163

IRON MOUNTAIN INCORPORATED
2005 FORM 10-K ANNUAL REPORT

i

References in this Annual Report on Form 10-K to “the Company”, “we”, “us” or “our” include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.

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

•       the cost to comply with current and future legislation or regulation relating to privacy issues;

•       the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers’ confidential information;

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

Other risks may adversely impact us, as described more fully under “Item 1A. Risk Factors.”

You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the “Commission” or “SEC”).

ii

PART I

Item 1. Business.

A. Development of Business.

We believe we are the global leader in information protection and storage services. We help organizations around the world reduce the costs and risks associated with information protection and storage. We offer comprehensive records management and data protection solutions, along with the expertise and experience to address complex information challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in 1951, Iron Mountain is a trusted partner to more than 90,000 corporate clients throughout North America, Europe, Latin America and the Pacific Rim. We have a diversified customer base comprised of numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 75% of the FTSE 100.

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

Our data protection services include: disaster preparedness planning support; secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus; electronic vaulting to provide managed, online data backup and recovery services for personal computers and server data; and intellectual property management services consisting of escrow services to protect and manage source code and other proprietary information with a trusted, neutral third party and domain name management services. Customers using electronic vaulting for the online backup of personal computer and server data can choose our off-site hosted Software as a Service (SaaS) solution or they can license the software from us as part of an on-site solution.

In addition to our core records management and data protection services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 55th year, we have experienced tremendous growth and organizational change, particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have built ourselves from a regional business with limited product offerings and annual revenues of $104 million in 1995 into a global enterprise providing a full range of information protection and storage services to customers in markets around the world. For the year ended December 31, 2005, we had total revenues of $2.1 billion.

Our growth since 1995 has been accomplished primarily through the acquisition of U.S. and international information protection and storage services companies. The goal of our current acquisition program is to supplement internal growth by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both in the U.S. and internationally. Having substantially completed our North American geographic expansion by the end of 2000, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This was also the case in 2002, 2003 and 2005. In 2004, revenue growth from acquisitions exceeded internal revenue growth due primarily to the acquisition of the records management operations of Hays plc (“Hays IMS”) in July 2003. In the absence of unusual acquisition activity, we expect to achieve most of our revenue growth internally in 2006 and beyond. We expect to achieve our internal growth through a sophisticated sales and account management coverage model designed to drive incremental revenues by acquiring new customer relationships and increasing business with new and existing customers by selling them our products and services in new geographies and selling new products and services such as secure shredding, electronic vaulting and digital archiving. These selling efforts will be augmented and supported by an expanded marketing program, which includes product management as a core discipline.

In December 2005, we completed three important acquisitions that build on our strategy to protect and store our customers’ information regardless of format or geography. We made our first move into the Asia Pacific region with the acquisition of the Australian and New Zealand operations of Pickfords Records Management (“Pickfords”) for approximately $86 million in cash. Pickfords is a leading records management company with a national footprint in both Australia and New Zealand. We acquired LiveVault Corporation (“LiveVault”), a leading provider of disk-based online server backup and recovery solutions, for approximately $36 million. We were already an equity investor in LiveVault at the time of the acquisition. Finally, we acquired Secure Destruction Limited (“Secure Destruction”), the largest shredding business in the U.K. Secure Destruction, based in London, is our first acquisition of a shredding business outside of North America.

As of December 31, 2005, we provided services to over 90,000 corporate clients in 85 markets in the U.S. and 81 markets outside of the U.S., employed over 15,800 people and operated over 900 records management facilities in the U.S., Canada, Europe, Latin America and Asia Pacific.

On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation (“Iron Mountain PA”), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the “Merger”) of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation (“Iron Mountain DE”), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA’s business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA’s reporting obligations and continued to be listed on the New York Stock Exchange under the symbol IRM.

B. Description of Business.

The Information Protection and Storage Services Industry

Overview

Companies in the information protection and storage services industry store and manage information in a variety of media formats, which can broadly be divided into physical and electronic records, and provide a wide range of services related to the records stored. We refer to our general physical records storage and management services as records management. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks. We include in our electronic records storage and management services (1) data protection and (2) digital archiving services.

Physical Records

Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive physical records are the principal focus of the information protection and storage services industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by an information protection and storage services vendor. Special regulatory requirements often apply to medical records.

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

In addition to the physical rotation and storage of backup data, we offer electronic vaulting services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Electronic vaulting is a Web-based service that automatically backs up computer data from remote servers or directly from personal computers over the Internet and stores it off site in one of our secure data centers. In early 2003, we announced an expansion of the electronic vaulting service to include backup and recovery for personal computer data, answering customers’ needs to protect critical business data, which is often unprotected on employee laptop and desktop personal computers. In November 2004, we acquired Connected Corporation (“Connected”), a market leader in the backup and recovery of this distributed data, and in December 2005, we acquired LiveVault, a market leader in the backup and recovery of server data. We refer to the physical rotation and storage of backup data and electronic vaulting as data protection services.

There is a growing need for better ways of archiving data for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data in electronic format, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services. We have experienced increasing market adoption of these services, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

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

We believe that paper-based information will continue to grow, not in spite of, but because of, new “paperless” technologies such as e-mail and the Internet. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for electronic records services, such as the storage and off-site rotation of backup copies of magnetic media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality solutions for electronic data protection, digital archiving and the management of electronic documents.

Consolidation of a Highly Fragmented Industry

There was significant consolidation within the highly fragmented information protection and storage services industry in North America from 1995 to 2000 and at a slower but continuing pace in recent years. Most information protection and storage services companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend, both in North America and other regions, will continue because of the industry’s capital requirements for growth, opportunities for large information protection and storage services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

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

Description of Our Business

We generate our revenues by providing storage for a variety of information media formats, core records management services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information protection and storage services is the mainstay of our customer relationships and provides the foundation for our revenue growth. The core services, which are a vital part of a comprehensive records management program, are highly recurring in nature and therefore very predictable. Core services consist primarily of the handling and transportation of stored records and information. In our secure shredding business, core services consist primarily of the scheduled collection and handling of sensitive records. In 2005, our storage and core service revenues represented approximately 86% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling records management services related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers’ overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by our business records and data protection businesses includes both core and complementary components.

Our various operating segments offer the products and services discussed below. In general, our business records management segment offers records management, secure shredding, healthcare information services, vital records services, and service and courier operations in the U.S. and Canada. Our data protection segment offers data backup and disaster recovery services, including online backup and recovery solutions for remote server data, vital records services, service and courier operations, and intellectual property management services in the U.S. Our international segment offers elements of all our product and services lines outside the U.S. and Canada. Our corporate and other segment includes our fulfillment, consulting and certain digital services, including digital archiving services and online backup and recovery solutions for personal computers. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our business records management, data protection, international, and corporate and other operating segments and other relevant data, including financial information about geographic areas, for fiscal years 2003, 2004 and 2005 are set forth in Note 10 to Notes to Consolidated Financial Statements.

Business Records Management

The hard copy business records stored by our customers with us by their nature are not very active. These types of records are stored in cartons packed by the customer. We use a proprietary order processing and inventory management system known as the SafekeeperPLUS® system to efficiently store and later retrieve a customer’s cartons. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

Data Protection

Data protection services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various proprietary information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution. In addition, we offer electronic vaulting services as part of our data protection services product line. Our electronic vaulting service automatically backs up personal computers and server data over the Internet and stores it off site in one of our secure data centers which are always available in the event of a disaster.

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

Vital Records Services

Vital records contain critical or irreplaceable data such as master audio and video recordings, film and other highly proprietary information. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. Our charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage services. We provide the same ancillary services for vital records as we provide for our other storage operations.

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

Courier operations consist primarily of the pickup and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2005, we were utilizing a fleet of approximately 3,100 owned or leased vehicles.

Secure Shredding

Secure shredding is a natural extension of our records management services, completing the life cycle of a record, and involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. We believe that customers are motivated by increased privacy regulations, such as the Fair and Accurate Credit Transaction Act (“FACTA”) and the desire to protect their proprietary trade secrets. FACTA lists secure shredding as a preferred method of destroying personal data that exists in many of the hard copy records that are produced today. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers in all of our existing business records management markets throughout the U.S. and Canada. In December 2005, we acquired Secure Destruction, the largest provider of secure shredding services in the U.K.

We seek to expand our presence in this business through acquisitions and internal start-ups that leverage our existing records management infrastructure.

Intellectual Property Management Services

We provide intellectual property management services through our wholly-owned subsidiary, Iron Mountain Intellectual Property Management, Inc. (“IPM”). IPM specializes in third party technology escrow services that protect intellectual property assets such as software source code. In addition, IPM assists in securing intellectual property as collateral for lending, investments and joint ventures, in managing domain name registrations and transfers, and in providing expertise and assistance to brokers and dealers in complying with electronic records regulations of the SEC.

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

Complementary Services and Products

We offer a variety of additional services which customers may request or contract for on an individual basis. These services include conducting records inventories, packing records into cartons or other containers, and creating computerized indices of files and individual documents. We also provide services for the management of active records programs. We can provide these services, which generally include document and file processing and storage, both off-site at our own facilities and by supplying our own personnel to perform management functions on-site at the customer’s premises.

Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, COMAC, Inc. (“COMAC”). COMAC stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders. In addition, COMAC assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in information protection and storage services to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies for document review, analysis and evaluation and for scheduling of document retention and destruction.

We sell software licenses to our electronic vaulting customers who prefer an on-site solution for the online backup and recovery of server and personal computer data. We also sell: (1) a full line of specially designed corrugated cardboard, metal and plastic storage containers; (2) magnetic media products including computer tapes, cartridges and drives, tape cleaners and supplies and CDs; and (3) computer room equipment and supplies such as racking systems and furniture.

Financial Characteristics of Our Business

Our financial model is based on the recurring nature of our revenues. The historical predictability of this revenue stream and the resulting operating income before depreciation and amortization (“OIBDA”)1 allow us to operate with a high degree of financial leverage. Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has

1                    For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

•       Recurring Revenues. We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Our quarterly revenues from these fixed periodic storage fees have grown for 68 consecutive quarters. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. In each of the last five years, storage revenues, which are stable and recurring, have accounted for over 56% of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

•       Historically Non-Cyclical Storage Business. We have not experienced any significant reductions in our storage business as a result of past general economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records management services programs in-house. However, during the most recent economic slowdown, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors was the continued growth of our storage revenue base, albeit at a lower rate. For each of the three years 2003 through 2005, total net volume growth in North America has ranged between 6% and 7%.

•       Inherent Growth from Existing Physical Records Customers. Our physical records customers have on average generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We estimate that inherent growth from existing customers represents approximately half of total net volume growth in North America. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; and (3) the costs and inconvenience of moving storage operations in-house or to another provider of information protection and storage services.

•       Diversified and Stable Customer Base. As of December 31, 2005, we had over 90,000 corporate clients in a variety of industries. We currently provide services to numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and 75% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2003, 2004 and 2005. For each of the three years 2003 through 2005, the average volume reduction due to customers terminating their relationship with us was less than 2%.

•       Capital Expenditures Related Primarily to Growth. Our information protection and storage business requires limited annual capital expenditures made in order to maintain our current revenue stream. For the years 2003 through 2005, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. In addition, since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have exceeded the aggregate acquisition consideration we conveyed in both 2001 and 2002. Although this was not the case in 2003 due to the acquisition of Hays IMS and in 2004 due to the acquisition of Connected and the 49.9% equity interest held by Mentmore plc (“Mentmore”) in Iron Mountain Europe Limited (“IME”), it was the case in 2005 and we expect this trend to continue in the future absent unusual acquisition activity.

Growth Strategy

Our objective is to maintain a leadership position in information protection and storage services around the world. In the U.S. and Canada, we seek to be one of the largest information protection and storage services providers in each of our geographic markets. Internationally, our objectives are to continue to capitalize on our expertise in the information protection and storage services industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (1) increased business with existing customers; (2) the addition of new customers; (3) the introduction of new products and services such as secure shredding, electronic vaulting and digital archiving; and (4) selective acquisitions in new and existing markets.

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

Addition of New Customers

Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships, (2) generating additional revenue from existing customers and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management. We have a sales force of over 700 professionals as of December 31, 2005.

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

Growth through Acquisitions

Our acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through “fold-in” acquisitions. We have a successful record of acquiring and integrating information protection and storage services companies. Between January 1, 1996 and December 31, 2000, the height of our acquisition activity, we completed 78 acquisitions in North America, Europe and Latin America for total consideration of approximately $1.1 billion, including approximately

$1 billion associated with our merger with Pierce Leahy Corp. (“Pierce Leahy”) in February 2000. During that period, we substantially completed our geographic expansion in North America and began to expand in Europe and Latin America.

Between January 1, 2001 and December 31, 2005, we completed an additional 85 acquisitions for total consideration of approximately $1.1 billion, primarily in the information protection and storage services industry in North America, Europe, Latin America and Asia Pacific and the secure shredding industry in North America and U.K. The major transactions during this period are as follows:

Acquisition	Completion Year	Total Consideration (in millions)	Primary Location	Primary Business
Hays IMS	July 2003	$333.0	U.S. and U.K.	Business Records Management
IME (Minority Partner Buy-Out of Mentmore)	February 2004	$154.0	Europe	Business Records Management
Connected	November 2004	$109.3	U.S.	Electronic Vaulting
Pickfords	December 2005	$86.3	Australia and New Zealand	Business Records Management
LiveVault	December 2005	$35.8	U.S.	Electronic Vaulting

Acquisitions in the U.S. and Canada

We intend to continue our acquisition program in the U.S. and Canada focusing on the secure shredding industry, expanding geographically, as necessary and building scale in some of our smaller markets through “fold-in” acquisitions. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall U.S. and Canadian revenue growth.

International Growth Strategy

We also intend to continue to make acquisitions and investments in information protection and storage services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, information protection and storage services companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for significant growth. Since beginning our international expansion program in January 1999, we have directly and through joint ventures, expanded our operations into 24 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe and Latin America. We began our international expansion by acquiring a 50.1% controlling interest in each of our IME, Iron Mountain South America, Ltd. (“IMSA”) and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries. IMSA has in some cases bought controlling, yet not full, ownership in local businesses in order to enhance our local market expertise. We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information protection and storage services industry, our access to capital and our technology, and we benefit from our local partner’s knowledge of the market, relationships with customers and their presence in the community.

Our long-term goal is to acquire full ownership of each such business. To that end, in February 2004 we acquired the 49.9% equity interest held by Mentmore in IME and in January 2005 we acquired the 49.9% equity interest in IMSA held by Compass Capital Fund L.P. In addition, we have bought out partnership interests, in whole or in part, in Chile, Mexico, Eastern Europe and the Netherlands. As a result of these transactions we own more than 98% of our international operations as a percentage of consolidated revenues.

Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2003, 2004 and 2005 are set forth in Note 10 to Notes to Consolidated Financial Statements. For the years ended December 31, 2003, 2004 and 2005, we derived approximately 19%, 27% and 28%, respectively, of our total revenues from outside of the U.S. As of December 31, 2003, 2004 and 2005, we have long-lived assets of approximately 27%, 31% and 31%, respectively, from outside of the U.S.

Customers

Our customer base is diversified in terms of revenues and industry concentration. As of December 31, 2005, we had over 90,000 corporate clients in a variety of industries. We currently provide services to numerous commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 75% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2003, 2004 and 2005.

Competition

We compete with our current and potential customers’ internal information protection and storage services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information protection and storage services.

We compete with multiple information protection and storage services providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively based on these factors.

We also compete with other information protection and storage services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to the information protection and storage services business and such acquisition candidates or focus their strategy on our markets, our results of operations could be adversely affected.

Alternative Technologies

We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. We continue to invest in additional services such as electronic vaulting and digital archiving, designed to address our customers’ need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

As of December 31, 2005, we employed over 9,900 employees in the U.S. and over 5,900 employees outside of the U.S. At December 31, 2005, an aggregate of 598 employees were represented by unions in California, Georgia and New Jersey and two cities in Canada.

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

Insurance

For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate excess policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry are: workers compensation, general liability, umbrella, automobile, professional, warehouse legal and directors and officers liability policies, subject to certain policy conditions, sublimits and deductibles. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

Our standard form of storage contract sets forth an agreed maximum valuation for each carton or other storage unit held by us, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and we believe that in typical circumstances our liability would be so limited in the event of loss or damage to stored items for which we may be held liable. Outside the U.S., most of our contracts have similar limited valuation and liability provisions that we believe are in accordance with local business customs and statutes. However, some of our agreements with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements.

Environmental Matters

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials.

Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be potentially liable for environmental compliance and remediation costs to address contamination, if any, located at owned and operated properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Internet Website

Our Internet address is www.ironmountain.com. Under the “Investor Relations” category on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and are available on our website www.ironmountain.com under the heading “Corporate Governance”.

Item 1A. Risk Factors.

Our business faces many risks. If any of the events or circumstances described in the following risks actually occur, our business, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading “Cautionary Note Regarding Forward-Looking Statements” before deciding to invest in our securities.

Operational Risks

We face competition for customers.

We compete with our current and potential customers’ internal information protection and storage services capabilities. These organizations may not begin or continue to use an outside company, such as our company, for their future information protection and storage services needs or may not use us to provide these services. We also compete with multiple information protection and storage services providers in all geographic areas where we operate.

We may be impacted by current or future privacy regulations.

Many new state and federal laws and regulations are being contemplated and enacted relative to privacy issues in general and the care and handling of personal information in particular. We can provide no assurance that these new laws and regulations will not have a material adverse impact on our financial position or our results of operations.

We may not be able to effectively expand our digital businesses.

We have implemented our planned expansion into various digital businesses. Our entrance into these markets poses certain unique risks. For example, we may be unable to:

•       raise the amount of capital necessary to effectively participate in these businesses;

•       develop, hire or otherwise obtain the necessary technical expertise;

•       accurately predict the size of the markets for any of these services; or

•       compete effectively against other companies that possess greater technical expertise, capital or other necessary resources.

In addition, the digital solutions we offer may not gain or retain market acceptance, or business partners upon whom we depend for technical and management expertise, as well as the hardware and software products we need to complement our services, may not perform as expected.

Our customers may shift from paper storage to alternative technologies that require less physical space.

We derive most of our revenues from the storage of paper documents and storage related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. A significant shift by our customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect our business.

We may be subject to certain costs and potential liabilities associated with the real estate required for our businesses.

Because our businesses are heavily dependent on real estate, we face special risks attributable to the real estate we own or lease. Such risks include:

•       variable occupancy costs and difficulty locating suitable sites due to fluctuations in the real estate market;

•       uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;

•       loss of our investment in, and anticipated profits and cash flow from, damaged property that is uninsured; and

•       liability under various federal, state and local environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property.

Some of our current and formerly owned or operated properties were previously used by entities other than us for industrial or other purposes that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

International operations may pose unique risks.

As of December 31, 2005, we provided services in 81 markets outside the U.S. As part of our growth strategy, we expect to continue to acquire information protection and storage services businesses in foreign markets. International operations are subject to numerous risks, including:

•       the impact of foreign government regulations;

•       the volatility of certain foreign economies in which we operate;

•       political uncertainties;

•       the risk that the business partners upon whom we depend for technical assistance or management and acquisition expertise outside of the U.S. will not perform as expected;

•       differences in business practices; and

•       foreign currency fluctuations.

In particular, our net income can be significantly affected by fluctuations in currencies associated with certain intercompany balances among our U.S. entities and our foreign subsidiaries and our U.K. entity and subsidiaries on the European continent.

Risks Relating to Our Common Stock

No Intention to Pay Dividends

We have never declared or paid cash dividends on our capital stock. We intend to retain future earnings for use in our business and do not anticipate declaring or paying any cash dividends on shares of common stock in the foreseeable future. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various indebtedness.

We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2005:

	At December 31, 2005
	(Dollars in millions)
Total long-term debt	$2,529.4
Stockholders’ equity	$1,370.1
Debt to equity ratio	1.85	x

Our substantial indebtedness could have important consequences to you. Our indebtedness may increase as we continue to borrow under existing and future credit arrangements in order to finance future acquisitions and for general corporate purposes, which would increase the associated risks. These risks include:

•       inability to satisfy our obligations with respect to our various indebtedness;

•       inability to adjust to adverse economic conditions;

•       inability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, including possible required repurchases of our various indebtedness;

•       limits on our flexibility in planning for, or reacting to, changes in our business and the information protection and storage services industry;

•       limits on future borrowings under our existing or future credit arrangements, which could affect our ability to pay our indebtedness or to fund our other liquidity needs;

•       inability to generate sufficient funds to cover required interest payments; and

•       restrictions on our ability to refinance our indebtedness on commercially reasonable terms.

Restrictive loan covenants may limit our ability to pursue our growth strategy.

Our credit facility and our indentures contain covenants restricting or limiting our ability to, among other things:

•       incur additional indebtedness;

•       pay dividends or make other restricted payments;

•       make asset dispositions;

•       create or permit liens; and

•       make capital expenditures and other investments.

These restrictions may adversely affect our ability to pursue our acquisition and other growth strategies.

We may not have the ability to raise the funds necessary to finance the repurchase of outstanding senior subordinated indebtedness upon a change of control event as required by our indentures.

Upon the occurrence of a change of control, we will be required to offer to repurchase all outstanding senior subordinated indebtedness. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our revolving credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a ‘‘change of control’’ under our indentures.

Since Iron Mountain is a holding company, our ability to make payments on our various indebtedness depends in part on the operations of our subsidiaries.

Iron Mountain is a holding company, and substantially all of our assets consist of the stock of our subsidiaries and substantially all of our operations are conducted by our direct and indirect wholly owned subsidiaries. As a result, our ability to make payments on our various indebtedness will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various indebtedness is guaranteed, on a joint and several and full and unconditional basis, by most, but not all, of our direct and indirect wholly owned U.S. subsidiaries.

Acquisition and International Expansion Risks

Failure to successfully integrate acquired operations could reduce our future results of operations.

The success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management’s attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business. Nor can we assure you that we will be able to maintain or improve the historical financial performance of Iron Mountain or our acquisitions. The failure to successfully integrate these cultures, operating systems, procedures and information technologies could have a material adverse effect on our results of operations.

We may be unable to continue our international expansion.

Our growth strategy involves expanding operations into international markets, and we expect to continue this expansion. Europe and Latin America have been our primary areas of focus for international expansion and we recently began our expansion into the Asia Pacific region. We have entered into joint ventures and have acquired all or a majority of the equity in information protection and storage services businesses operating in these areas and are actively pursuing additional opportunities. This growth strategy involves risks. We may be unable to pursue this strategy in the future. For example, we may be unable to:

•       identify suitable companies to acquire;

•       complete acquisitions on satisfactory terms;

•       incur additional debt necessary to acquire suitable companies if we are unable to pay the purchase price out of working capital, common stock or other equity securities; or

•       enter into successful business arrangements for technical assistance or management and acquisition expertise outside of the U.S.

We also compete with other information protection and storage services providers for companies to acquire. Some of our competitors may possess greater financial and other resources than we do. If any such competitor were to devote additional resources to such acquisition candidates or focus its strategy on our international markets, our results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2005, we conducted operations through 708 leased facilities and 208 facilities that we own. Our facilities are divided among our reportable segments as follows: Business Records Management (555), Data Protection (67), International (276) and Corporate and Other (18). These facilities contain a total of 56.3 million square feet of space. Facility rent expense was $134.4 million and $153.1 million for the years ended December 31, 2004 and 2005, respectively. The leased facilities typically have initial lease terms of ten to fifteen years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 11 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings are pending to which we, or any of our properties, are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2005.

PART II

Item 5.         Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “IRM.” On May 27, 2004, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on June 30, 2004 to all stockholders of record as of the close of business on June 15, 2004.

The following table sets forth the high and low sale prices on the NYSE, for the years 2004 and 2005, giving effect to such stock split:

	Sale Prices
	High	Low
2004
First Quarter	$30.75	$25.83
Second Quarter	32.77	27.95
Third Quarter	33.94	30.21
Fourth Quarter	35.09	28.80
2005
First Quarter	$32.00	$26.66
Second Quarter	31.21	27.26
Third Quarter	37.76	30.19
Fourth Quarter	45.09	34.20

The closing price of our common stock on the NYSE on March 3, 2006 was $41.79. As of March 3, 2006, there were 594 holders of record of our common stock. We believe that there are more than 28,000 beneficial owners of our common stock.

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

The following table sets forth our common stock repurchased for the three months ended December 31, 2005:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2005-November 30, 2005	2,080	$44.21	—	—
Total	2,080	$44.21	—	—

(1)          Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 6.                        Selected Financial Data.

The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	2001(1)	2002(1)(2)		2003(2)	2004(2)	2005(2)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$694,474	$759,536		$875,035	$1,043,366	$1,181,551
Service and Storage Material Sales	491,244	558,961		626,294	774,223	896,604
Total Revenues	1,185,718	1,318,497		1,501,329	1,817,589	2,078,155
Operating Expenses:
Cost of Sales (excluding depreciation)(3)	576,538	622,299		680,747	823,899	938,239
Selling, General and Administrative(3)	307,800	333,050		383,641	486,246	569,695
Depreciation and Amortization	153,271	108,992		130,918	163,629	186,922
Merger-related Expenses	3,673	796		—	—	—
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	320	774		1,130	(681)	(3,485)
Total Operating Expenses	1,041,602	1,065,911		1,196,436	1,473,093	1,691,371
Operating Income	144,116	252,586		304,893	344,496	386,784
Interest Expense, Net	134,742	136,632		150,468	185,749	183,584
Other Expense (Income), Net	37,485	1,435		(2,564)	(7,988)	6,182
(Loss) Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	(28,111)	114,519		156,989	166,735	197,018
Provision for Income Taxes	17,875	47,318		66,730	69,574	81,484
Minority Interests in (Losses) Earnings of Subsidiaries, Net	(1,929)	3,629		5,622	2,970	1,684
(Loss) Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	(44,057)	63,572		84,637	94,191	113,850
Income from Discontinued Operations (net of tax)	—	1,116	(6)	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	—	(6,396	)(7)	—	—	(2,751	)(8)
Net (Loss) Income	$(44,057)	$58,292		$84,637	$94,191	$111,099

Net (Loss) Income per Common Share—Basic:
(Loss) Income from Continuing Operations	$(0.35)	$0.50	$0.66	$0.73	$0.87
Income from Discontinued Operations (net of tax)	—	0.01	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	—	(0.05)	—	—	(0.02)
Net (Loss) Income—Basic	$(0.35)	$0.46	$0.66	$0.73	$0.85
Net (Loss) Income per Common Share—Diluted:
(Loss) Income from Continuing Operations	$(0.35)	$0.49	$0.65	$0.72	$0.86
Income from Discontinued Operations (net of tax)	—	0.01	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	—	(0.05)	—	—	(0.02)
Net (Loss) Income—Diluted	$(0.35)	$0.45	$0.65	$0.72	$0.84
Weighted Average Common Shares Outstanding—Basic	125,499	126,977	127,901	129,083	130,659
Weighted Average Common Shares Outstanding—Diluted	125,499	129,107	130,077	131,176	132,070

(footnotes follow)

	Year Ended December 31,
	2001(1)		2002(1)		2003		2004		2005
	(In thousands)
Other Data:
OIBDA(3)(4)	$297,387		$361,578		$435,811		$508,125		$573,706
OIBDA Margin(3)(4)	25.1%		27.4%		29.0%		28.0%		27.6%
Ratio of Earnings to Fixed Charges	0.8	x(5)	1.6	x	1.8	x	1.7	x	1.8	x

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$21,359	$56,292	$74,683	$31,942	$53,413
Total Assets	2,859,906	3,230,655	3,892,099	4,442,387	4,766,140
Total Long-Term Debt (including Current Portion of Long-Term Debt)	1,496,099	1,732,097	2,089,928	2,478,022	2,529,431
Stockholders’ Equity	885,959	944,861	1,066,114	1,218,568	1,370,129

Reconciliation of OIBDA to Operating Income and Net (Loss) Income:

	Year Ended December 31,
	2001(1)	2002(1)(2)		2003(2)	2004(2)	2005(2)
	(In thousands)
OIBDA(3)(4)	$297,387	$361,578		$435,811	$508,125	$573,706
Less: Depreciation and Amortization	153,271	108,992		130,918	163,629	186,922
Operating Income	144,116	252,586		304,893	344,496	386,784
Less: Interest Expense, Net	134,742	136,632		150,468	185,749	183,584
Other Expense (Income), Net	37,485	1,435		(2,564)	(7,988)	6,182
Provision for Income Taxes	17,875	47,318		66,730	69,574	81,484
Minority Interests in (Losses) Earnings of Subsidiaries	(1,929)	3,629		5,622	2,970	1,684
Income from Discontinued Operations (net of tax)	—	(1,116	)(6)	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	—	6,396	(7)	—	—	2,751	(8)
Net (Loss) Income	$(44,057)	$58,292		$84,637	$94,191	$111,099

(footnotes follow)

(1)          We recorded specific charges associated with the integration of the operations of Pierce Leahy in 2001 and 2002 within merger related expenses as a result of the Pierce Leahy acquisition in 2000.

(2)          Effective January 1, 2002, we ceased amortizing our goodwill balance in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” The accounting change impacts the comparability of results to previous years.

(3)          Effective January 1, 2003, we began using the fair value method of accounting in our financial statements using the prospective method in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, we recorded $1,664, $3,857 and $6,189 for the years ended December 31, 2003, 2004 and 2005, respectively, associated with such stock compensation expenses.

(4)          OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

(5)          We reported a loss from continuing operations before provision for income taxes and minority interest for the year ended December 31, 2001. We would have needed to generate for the year ended December 31, 2001 additional income from operations before provision for income taxes and minority interest of $28,111 to cover our fixed charges of $177,032.

(6)          In connection with the sale of Arcus Staffing Resources, Inc., which was accounted for as a discontinued operation, we recorded income from discontinued operations of $1,116 (net of tax of $768) in 2002 related to the reversal of remaining liabilities associated with certain contingencies which have been resolved.

(7)          Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142, “Goodwill and other Intangible Assets”, using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487)

related to the impairment of goodwill associated with our investment in South America due primarily to the deterioration of the economy and the devaluation of the currency in Argentina.

(8)          Effective December 31, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” As a result, a non-cash charge of $2,751 net of tax benefit was recorded in the fourth quarter of 2005 as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. See Note 2(f) to Notes to Consolidated Financial Statements.

Item 7.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

This discussion contains “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See “Cautionary Note Regarding Forward-Looking Statements” on page ii of this filing and “Item 1A. Risk Factors” on page 13 of this filing.

Overview

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit or per cubic foot of records basis), which are typically retained by customers for many years, and have accounted for over 56% of total consolidated revenues in each of the last five years. Our quarterly revenues from these fixed periodic storage fees have grown for 68 consecutive quarters. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Related core service revenues arise from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawls from storage; (b) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies. Our consolidated revenues are subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2003, 2004, and 2005, we derived approximately 19%, 27% and 28%, respectively, of our total revenues from outside the U.S. The increase in total revenues from 2003 to 2004 is primarily a result of our acquisition of Hays IMS.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales (less than 1% of consolidated revenues in 2005). Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs including rent and utilities, transportation expenses including vehicle leases and fuel, other product costs of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are similarly impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties.

The expansion of our European, secure shredding and digital services businesses has impacted the major cost of sales components. Our European and secure shredding operations are more labor intensive than our core physical businesses and therefore increase our labor costs as a percent of consolidated revenues. This trend is partially offset by our digital services businesses, which require significantly less direct labor. Our secure shredding operations incur less facility costs and higher transportation costs as a percent of revenues compared to our core physical businesses.

Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. The overhead structure of our expanding European operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European operations become a more meaningful percentage of our consolidated results. Similarly, our digital services business requires a higher level of overhead, particularly in the area of information technology, than our core physical businesses.

Our adoption of the measurement provisions of SFAS No. 123 as amended by SFAS No. 148 has resulted in increasing amounts of selling, general and administrative expenses. We began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We expect to record approximately $0.9 million of additional stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003 associated with adopting SFAS No. 123R, “Share-Based Payment.”

Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationships and acquisition costs and core technology and is impacted by the nature and timing of acquisitions.

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. During 2005, we have seen increases in both revenues and expenses as a result of the strengthening of the British pound sterling, the Euro, and the Canadian dollar against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations. Given the relative increase in our international operations, these fluctuations may become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income, operating margin and net income is mitigated.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management evaluates by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Year Ended December 31,
	2003	2004	2005
OIBDA	$435,811	$508,125	$573,706
Less: Depreciation and Amortization	130,918	163,629	186,922
Operating Income	304,893	344,496	386,784
Less: Interest Expense, Net	150,468	185,749	183,584
Other (Income) Expense, Net	(2,564)	(7,988)	6,182
Provision for Income Taxes	66,730	69,574	81,484
Minority Interests in Earnings of Subsidiaries	5,622	2,970	1,684
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	2,751
Net Income	$84,637	$94,191	$111,099

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairment of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

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

Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations,” and more recently, SFAS No. 141, “Business Combinations.” Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2005 would differ meaningfully from preliminary estimates. See Note 6 to Notes to Consolidated Financial Statements.

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and are recorded as goodwill consistent with the guidance of Emerging Issues Task Force (“EITF”) Issue No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business.

Allowance for Doubtful Accounts and Credit Memos

We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. As of December 31, 2004 and 2005, our allowance for doubtful accounts and credit memos balance totaled $13.9 million and $14.5 million, respectively.

Impairment of Tangible and Intangible Assets

Assets subject to amortization: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is based on discounted cash flows or appraised values, depending upon the nature of the assets.

Goodwill—Assets not subject to amortization: We apply the provisions of SFAS No. 142 to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2003, 2004 and 2005 and noted no impairment of goodwill. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgement in applying them to the analysis of goodwill impairment. As of December 31, 2005, no factors were identified that would alter this assessment. Impairment adjustments recognized in the future, if any, will be recognized as operating expenses. Our operating segments at which level we perform our goodwill impairment analysis as of December 31, 2005 were as follows: Business Records Management, Data Protection, Fulfillment, Digital Archiving Services, Europe, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more operating segments, the goodwill is reassigned to the segments affected based on their relative fair values. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each operating segment. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

Accounting for Internal Use Software

We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects, to the extent time is spent directly on the project, are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are evaluated for impairment in accordance with SFAS No.144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software’s estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. See Note 2(f) to Notes to Consolidated Financial Statements.

During the years ended December 31, 2003 and 2005, we replaced internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $0.7 million and $1.1 million, respectively. We did not have any such write-offs during 2004.

Income Taxes

We have recorded a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

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

Stock-Based Compensation

As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, as amended by SFAS No. 148. As a result we began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003 in our consolidated financial statements. During the year ended December 31, 2005, we recorded $6.2 million of stock compensation expense in our consolidated statement of operations. Had we elected to recognize compensation cost based on the fair value of all options as of their grant dates as prescribed by SFAS No. 123 and No. 148, we would have recorded stock compensation expense (net of tax benefit) of $3.3 million, $5.4 million and $6.0 million in our consolidated statements of operations for the years ended December 31, 2003, 2004 and 2005, respectively.

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period in the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current rules. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date.

We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation. Based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record approximately $0.9 million of additional stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003.

Self-Insured Liabilities

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At December 31, 2004 and 2005 there were approximately $25.7 million, and $30.4 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are appropriate. Nevertheless, changes in healthcare costs, accident frequency and severity, and other factors can materially affect the estimates for these liabilities.

Results of Operations

Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004 and Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003:

	Year Ended December 31,		Dollar	Percent
	2004	2005	Change	Change
Revenues	$1,817,589	$2,078,155	$260,566	14.3%
Operating Expenses	1,473,093	1,691,371	218,278	14.8%
Operating Income	344,496	386,784	42,288	12.3%
Other Expenses, Net	250,305	275,685	25,380	10.1%
Net Income	$94,191	$111,099	$16,908	18.0%
OIBDA(1)	$508,125	$573,706	$65,581	12.9%
OIBDA Margin(1)	28.0%	27.6%

	Year Ended December 31,		Dollar	Percent
	2003	2004	Change	Change
Revenues	$1,501,329	$1,817,589	$316,260	21.1%
Operating Expenses	1,196,436	1,473,093	276,657	23.1%
Operating Income	304,893	344,496	39,603	13.0%
Other Expenses, Net	220,256	250,305	30,049	13.6%
Net Income	$84,637	$94,191	$9,554	11.3%
OIBDA(1)	$435,811	$508,125	$72,314	16.6%
OIBDA Margin(1)	29.0%	28.0%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Revenue

Our consolidated storage revenues increased $138.2 million, or 13.2%, to $1,181.6 million for the year ended December 31, 2005 and $168.3 million, or 19.2%, to $1,043.4 million for the year ended December 31, 2004, in comparison to the years ended December 31, 2004 and 2003, respectively. The increase is attributable to internal revenue growth (9% during both 2005 and 2004) resulting from net increases in records and other media stored by existing customers and sales to new customers, acquisitions (3% during 2005 and 8% during 2004), primarily consisting of $91.2 million from the operations of Hays IMS in 2004, and foreign currency exchange rate fluctuations (1% during 2005 and 3% during 2004).

Consolidated service and storage material sales revenues increased $122.4 million, or 15.8%, to $896.6 million for the year ended December 31, 2005 and $147.9 million, or 23.6%, to $774.2 million for the year ended December 31, 2004, in comparison to the years ended December 31, 2004 and 2003, respectively. The increase is attributable to acquisitions (7% during 2005 and 14% during 2004), including revenue from the Hays IMS operations of $86.3 million in 2004, internal revenue growth (7% during 2005 and 6% during 2004) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (1% during 2005 and 3% during 2004).

For the reasons stated above, our consolidated revenues increased $260.6 million, or 14.3%, to $2,078.2 million for the year ended December 31, 2005 and $316.3 million, or 21.1%, to $1,817.6 million for the year ended December 31, 2004, in comparison to the years ended December 31, 2004 and 2003, respectively. For the years ended December 31, 2004 and 2005, foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 6%, 8%, and 8% for the years ended December 31, 2003, 2004 and 2005, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2004				2005
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	8%	9%	8%	9%	8%	9%	9%	10%
Service and Storage Material Sales Revenue	6%	4%	5%	9%	3%	6%	12%	9%
Total Revenue	8%	7%	7%	9%	6%	8%	10%	9%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has consistently ranged between 8% and 10%. In our North American paper business, net carton volume growth showed improvement and we benefited from a more positive pricing environment in 2005 compared to 2004. Strong growth rates in our digital services business more than offset the impact of reduced growth rates in Europe resulting from the inclusion of the slower growing Hays IMS business in our base revenues for internal growth calculation purposes. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer such as large special projects or data products and carton sales, as well as the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market.

The internal growth rate for service and storage material sales revenues increased during 2005 compared to 2004. The internal growth rate for service and storage material sales revenues reflects the following: (1) strong data product sales; (2) a large data restoration project completed by our digital services business; (3) growth in North American storage related service revenue; (4) continued growth in our secure shredding business; and (5) improved growth rates in our data protection business. These positive factors were partially offset by: (1) lower special project revenues related to the public sector business in the UK; and (2) a large software license sale in the first quarter of 2004 that did not repeat in 2005.

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues		Percent Change
	2004	2005	Dollar Change	Percent Change	2004	2005	(Favorable)/ Unfavorable
Labor	$ 419,345	$ 447,600	$ 28,255	6.7%	23.1%	21.5%	(1.6)%
Facilities	246,325	275,987	29,662	12.0%	13.6%	13.3%	(0.3)%
Transportation	81,976	97,997	16,021	19.5%	4.5%	4.7%	0.2%
Product Cost of Sales	35,908	51,254	15,346	42.7%	2.0%	2.5%	0.5%
Other	40,345	65,401	25,056	62.1%	2.2%	3.1%	0.9%
	$823,899	$ 938,239	$ 114,340	13.9%	45.3%	45.1%	(0.2)%

					% of Consolidated Revenues		Percent Change
	2003	2004	Dollar Change	Percent Change	2003	2004	(Favorable)/ Unfavorable
Labor	$ 344,761	$ 419,345	$ 74,584	21.6%	23.0%	23.1%	0.1%
Facilities	211,597	246,325	34,728	16.4%	14.1%	13.6%	(0.5)%
Transportation	65,142	81,976	16,834	25.8%	4.3%	4.5%	0.2%
Product Cost of Sales	30,987	35,908	4,921	15.9%	2.1%	2.0%	(0.1)%
Other	28,260	40,345	12,085	42.8%	1.9%	2.2%	0.3%
	$680,747	$ 823,899	$ 143,152	21.0%	45.3%	45.3%	—%

Labor

For the year ended December 31, 2005 as compared to the year ended December 31, 2004, labor expense as a percentage of revenue decreased as a result of strong revenue growth, an increasing proportion of revenue from less labor intensive digital services and product sales. We also experienced improvement in our ratio of labor costs to revenues in our European operations as a result of completing the integration of Hays IMS in 2004.

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

Facilities

Facilities costs as a percentage of consolidated revenues decreased to 13.3% for the year ended December 31, 2005 from 13.6% for the year ended December 31, 2004. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of maintaining approximately the same overall base rent per square foot in our North American operations during 2004 and 2005 while consolidated revenues increased. The largest component of our facilities cost is rent expense, which increased $15.2 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 primarily as a result of properties under lease acquired through acquisitions in both Europe and North America. The expansion of our secure shredding business, which incurs lower facilities costs than our core physical businesses, also helped lower our facilities costs as a percentage of consolidated revenues.

Facilities costs as a percentage of consolidated revenues decreased to 13.6% as of December 31, 2004 from 14.1% as of December 31, 2003. The decrease in facilities costs as a percentage of consolidated revenues was primarily a result of maintaining approximately the same overall base rent per square foot in our North American operations during 2003 and 2004 while consolidated revenues increased. Rent expense increased $21.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003 primarily as a result of increased rent in our European operations of $15.4 million attributable to new facilities and properties acquired through acquisitions, including our acquisition of Hays IMS. Other facilities expenses in our European operations for year ended December 31, 2004 increased $14.4 million compared to the year ended December 31, 2003 primarily due to the growth of operations and acquisitions. Aside from our European operations, the remaining facilities expenses for the year ended December 31, 2004 were consistent with the year ended December 31, 2003.

Transportation

Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel expenses during the year ended December 31, 2005 compared to the year ended December 31, 2004 were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Our transportation expenses increased 0.2% as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, and maintenance. In the year ended December 31, 2004, we experienced a $7.0 million increase in transportation expenses in our European operations as compared to the year ended December 31, 2003, which is primarily attributable to an increase in fleet size and vehicles under operating lease resulting from the acquisition of Hays IMS and growth of operations. An increased percentage of vehicles under operating lease, higher fuel expenses, and increased subcontracted courier expenses during the year ended December 31, 2004 compared to the year ended December 31, 2003 also contributed to higher expenses.

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams. Product and other cost of sales for the year ended December 31, 2005 were higher than the year ended December 31,

2004 as a percentage of consolidated revenues due to increased sales of data products at lower margins in North America, increased royalty payments associated with our electronic vaulting revenues and increases in technology costs associated with these revenue producing activities. Product and other cost of sales for the year ended December 31, 2004 were higher than the year ended December 31, 2003 as a percentage of consolidated revenues due to increased royalty payments associated with our electronic vaulting revenues and increased sales of lower margin data products in the second half of 2004.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues		Percent Change
	2004	2005	Dollar Change	Percent Change	2004	2005	(Favorable)/ Unfavorable
General andAdministrative	$ 259,209	$ 285,558	$ 26,349	10.2%	14.3%	13.7%	(0.6)%
Sales, Marketing & Account Management	150,419	180,558	30,139	20.0%	8.3%	8.7%	0.4%
Information Technology	81,187	99,177	17,990	22.2%	4.5%	4.8%	0.3%
Bad Debt Expense	(4,569)	4,402	8,971	196.3%	(0.3)%	0.2%	0.5%
	$ 486,246	$ 569,695	$ 83,449	17.2%	26.8%	27.4%	0.6. %

					% of Consolidated Revenues		Percent Change
	2003	2004	Dollar Change	Percent Change	2003	2004	Favorable)/ Unfavorable
General and Administrative	$ 206,293	$ 259,209	$ 52,916	25.7%	13.7%	14.3%	0.6%
Sales, Marketing & Account Management	111,432	150,419	38,987	35.0%	7.4%	8.3%	0.9%
Information Technology	68,208	81,187	12,979	19.0%	4.5%	4.5%	—%
Bad Debt Expense	(2,292)	(4,569)	(2,277)	(99.3)%	(0.2)%	(0.3)%	(0.1)%
	$ 383,641	$ 486,246	$ 102,605	26.7%	25.6%	26.8%	1.2%

General and Administrative

The decrease in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 is attributable to strong revenue growth and controls over overhead spending implemented in late 2004. These decreases were partially offset by increased incentive compensation expense and growth of our North American and European operations due to expansion and acquisitions.

The increase in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003 is primarily attributable to a $31.0 million increase in general and administrative expenses in our European operations due to the growth of operations and acquisitions, including Hays IMS. In our North American operations, general and administrative expenses increased as a result of increased headcount and higher wages due to normal inflation and merit increases, increased stock compensation expense, increased travel, recruiting, and professional fees, including costs associated with compliance with the Sarbanes-Oxley Act of 2002. These increases were partially offset by lower incentive compensation expense.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales and marketing expenses for the years ended December 31, 2005 and 2004. Throughout the year ended December 31, 2004 and during 2005, we have continued to invest in the expansion and improvement of our sales force and account management personnel. We have added sales and marketing employees and enlarged our account management force.The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. Our larger North American sales force generated a $3.0 million increase in sales commissions and an increase of $14.8 million of compensation expense for the year ended December 31, 2005 compared to the year ended December 31, 2004. Marketing expenses for the year ended December 31, 2005 increased $3.3 million due to the introduction of several new marketing and promotional efforts to continue to develop awareness in the marketplace of our entire portfolio of services, especially our digital services. During the year ended December 31, 2004 our North American sales force generated an increase in sales commissions of $10.3 million over the year ended December 31, 2003. In addition, costs associated with our European sales, marketing and account management teams increased by $8.1 million and $7.7 million for the years ended December 31, 2005 and 2004, respectively, compared to the years ended December 31, 2004 and 2003, respectively, due to additions to our sales force through the hiring of new personnel and acquisitions.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the year ended December 31, 2005 compared to the year ended December 31, 2004 due to increases in internal software development projects within our digital services business, the acquisitions of Connected and LiveVault and associated research and development activities, and increased information technology spending in our European operations. Higher utilization of existing information technology resources to revenue producing projects, which are charged to cost of goods sold, partially offset this increase.

Information technology expenses remained flat as a percentage of consolidated revenues for the year ended December 31, 2004 compared to the year ended December 31, 2003. Higher utilization of existing information technology resources and increased allocations of information technology resources to revenue producing projects, which are charged to cost of goods sold, were offset by increases in internal software development projects within our digital services business, the acquisition of Connected, associated research and development activities and increased information technology spending in our European operations of $8.5 million.

Bad Debt Expense

Consolidated bad debt expense for the year ended December 31, 2005 reflects what we believe to be more normal levels of bad debt expense.

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

Depreciation, Amortization, and (Gain) and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $23.3 million to $187.0 million (9.0% of consolidated revenues) for the year ended December 31, 2005 from $163.6 million (9.0% of consolidated revenues) for the year ended December 31, 2004. Consolidated depreciation and amortization expense increased $32.7 million to $163.6 million (9.0% of consolidated revenues) for the year ended December 31, 2004 from $130.9 million (8.7% of consolidated revenues) for the year ended December 31, 2003. Depreciation expense increased $18.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 and increased $28.0 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

Amortization expense increased $4.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004 and increased $4.7 million for the year ended December 31, 2004 compared to the year ended December 31, 2003, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations, including the Connected acquisition in November 2004. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of recent acquisitions, including LiveVault and Pickfords.

Consolidated gains on disposal/writedown of property, plant and equipment, net of $3.5 million for the year ended December 31, 2005, consisted primarily of a gain on the sale of a property in the U.K of $4.5 million offset primarily by software asset writedowns of $1.1 million. Consolidated gains on disposal/writedown of property, plant and equipment, net of $0.7 million for the year ended December 31, 2004, consisted primarily of a $1.2 million gain on the sale of a property in Florida during the second quarter of 2004 offset by disposals and asset writedowns. We recorded consolidated losses on disposal/writedown of property, plant and equipment, net of $1.1 million in the year ended December 31, 2003 consisting of disposals and asset writedowns partially offset by $4.2 million of gains on the sale of properties in Texas, Florida and the U.K.

Operating Income

As a result of the foregoing factors, consolidated operating income increased $42.3 million, or 12.3%, to $386.8 million (18.6% of consolidated revenues) for the year ended December 31, 2005 from $344.5 million (19.0% of consolidated revenues) for the year ended December 31, 2004.

Consolidated operating income increased $39.6 million, or 13.0%, to $344.5 million (19.0% of consolidated revenues) for the year ended December 31, 2004 from $304.9 million (20.3% of consolidated revenues) for the year ended December 31, 2003.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $65.6 million, or 12.9%, to $573.7 million (27.6% of consolidated revenues) for the year ended December 31, 2005 from $508.1 million (28.0% of consolidated revenues) for the year ended December 31, 2004.

Consolidated OIBDA increased $72.3 million, or 16.6%, to $508.1 million (28.0% of consolidated revenues) for the year ended December 31, 2004 from $435.8 million (29.0% of consolidated revenues) for the year ended December 31, 2003.

Interest Expense, Net

Consolidated interest expense, net decreased $2.2 million to $183.6 million (8.8% of consolidated revenues) for the year ended December 31, 2005 from $185.7 million (10.2% of consolidated revenues) for the year ended December 31, 2004. The dollar decrease in interest expense, net was primarily due to the recording of interest expense totaling $21.5 million for the year ending December 31, 2004 compared to interest expense totaling $2.3 million for the year ending December 31, 2005 related to the net impact of mark-to-market adjustments and cash payments on all of our interest rate swap contracts. This was offset by increased borrowings, primarily an additional $150.0 million of term loans borrowed in November 2004 as permitted under our IMI Credit Agreement and the full year effect of the March 2004 IME Credit Agreement.

Consolidated interest expense, net increased $35.3 million to $185.7 million (10.2% of consolidated revenues) for year ended December 31, 2004 from $150.5 million (10.0% of consolidated revenues) for the year ended December 31, 2003. Increased borrowings, primarily from the issuance of our 7 1/4% GBP Senior Subordinated Notes due 2014, contributed to the dollar increase in interest expense. The increase of interest expense, net as a percentage of consolidated revenues was partially due to charges totaling $9.5 million (0.5% of consolidated revenues) related to recharacterization of interest rate swaps associated with real estate term loans we repaid in March and August 2004. These charges represent the fair market value of the swaps, which is a calculation of the net present value of the expected monthly cash payments over the remaining term of the swap based on current market conditions, as of the date the real estate term loans were repaid. We did not terminate the swaps and will continue to mark to market the fair market value of the derivative liability to expense, net and make our monthly cash payments as required under the swap contract for their remaining terms.

Other (Income) Expense, Net (in thousands)

	2004	2005	Change
Foreign currency transaction (gains) losses, net	$ (8,915)	$ 7,201	$ 16,116
Debt extinguishment expense	2,454	—	(2,454)
Other, net	(1,527)	(1,019)	508
	$ (7,988)	$ 6,182	$ 14,170

	2003	2004	Change
Foreign currency transaction (gains) losses, net	$ (30,220)	$ (8,915)	$ 21,305
Debt extinguishment expense	28,174	2,454	(25,720)
Gains on investments	(462)	—	462
Other, net	(56)	(1,527)	(1,471)
	$ (2,564)	$ (7,988)	$ (5,424)

Foreign currency losses of $7.2 million based on period-end exchange rates were recorded in the year ended December 31, 2005 primarily due to the weakening of the British pound sterling, and Euro, net of the strengthening of the Canadian dollar against the U.S. dollar as these currencies relate to our inter-company balances with and between our Canadian, U.K. and European subsidiaries, borrowings denominated in foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

Foreign currency gains of $30.2 million and $8.9 million based on period-end exchange rates were recorded during the years ended December 31, 2003 and 2004, respectively, primarily due to the strengthening of the British pound sterling, Euro, and the Canadian dollar against the U.S. dollar as these currencies relate to our inter-company balances with and between our Canadian, U.K., and European subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

During the three months ended March 31, 2004, we redeemed the remaining outstanding principal amount of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary (the “Subsidiary notes”), resulting in a charge of $2.0 million, and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. During the year ended December 31, 2003, we redeemed the remaining outstanding principal amount of our 9 1/8% Senior Subordinated Notes due 2007, resulting in a charge of $1.8 million, the remaining outstanding principal amount of our 8 3/4% Senior Subordinated Notes due 2009, resulting in a charge of $13.8 million, and $115.0 million of the outstanding principal of our Subsidiary notes, resulting in a charge of $12.6 million. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts.

Provision for Income Taxes

Our effective tax rates for the years ended December 31, 2003, 2004, and 2005 were 42.5%, 41.7%, and 41.4%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $5.6 million (0.4% of consolidated revenues), $3.0 million (0.2% of consolidated revenues) and $1.7 million (0.1% of consolidated revenues) for the years ended December 31, 2003, 2004, and 2005, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease during 2005 is the result of our acquisition of various Latin American minority partner interests. The decrease during 2004 is a result of our acquisition of the remaining 49.9% equity interest in IME which was reflected for the first time during the second quarter of 2004. Increased profitability of our South American businesses in 2003 and 2004 contributed to the increase in minority interest in 2003 and offset the impact of acquiring the remaining 49.9% equity interest in IME in 2004.

Cumulative Effect of Change in Accounting Principle

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income as a component of depreciation expense, such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date.   Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47, which resulted in a gross charge of $4.4 million ($2.8 million, net of tax).

Net Income

As a result of the foregoing factors, for the year ended December 31, 2005, consolidated net income increased $16.9 million, or 18.0%, to $111.1 million (5.3% of consolidated revenues) from net income of $94.2 million (5.2% of consolidated revenues) for the year ended December 31, 2004.

As a result of the foregoing factors, for the year ended December 31, 2004, consolidated net income increased $9.6 million, or 11.3%, to $94.2 million (5.2% of consolidated revenues) from net income of $84.6 million (5.6% of consolidated revenues) for the year ended December 31, 2003.

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

Business Records Management

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005
$1,022,335	$1,107,587	$1,206,316	$85,252	$98,729	8.3%	8.9%

Segment Contribution (1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$286,208	$308,630	$339,213	28.0%	27.9%	28.1%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Foreign Currency (Gains) Losses, Net			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net			Loss on Debt Extinguishment
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$71,709	$82,955	$86,265	($29,459)	$(2,127)	$(4,080)	$(631)	$(846)	$(855)	$12,530	$2,028	—

(1)    See Note 10 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the year ended December 31, 2005, revenue in our business records management segment increased 8.9% primarily due to increasing storage internal growth rates resulting from higher net volume growth and a more positive pricing environment, increased service revenue growth rates, growth of our secure shredding operations and acquisitions. In addition, favorable currency fluctuations during the year ended December 31, 2005 in Canada increased revenue, as measured in U.S. dollars, by $8.7 million when compared to the year ended December 31, 2004. Contribution as a percent of segment revenue increased in the year ended December 31, 2005 due to strong revenue growth and the effectiveness of recent labor and cost management initiatives, which were partially offset by increases in transportation, bad debt and facility related expenses.

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

Data Protection

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005
$251,141	$278,984	$324,536	$27,843	$45,552	11.1%	16.3%

Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$71,240	$78,597	$95,115	28.4%	28.2%	29.3%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$13,792	$14,808	$15,096	$1,944	$18	$8

(1)    See Note 10 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the year ended December 31, 2005, revenue in our data protection segment increased 16.3% primarily due to higher internal growth rates from our product sales and electronic vaulting services which were supported by improved internal growth rates in our core data protection business. Contribution as a percent of segment revenue increased primarily due to strong revenue growth, labor and cost management initiatives and was partially offset by increased product sales at lower margins and the growth of our sales and account management force, including higher sales commissions.

During the year ended December 31, 2004, revenue in our data protection segment increased 11.1% primarily due to internal revenue growth from both existing and new customers. Higher revenue growth rates from our product sales, electronic vaulting, and intellectual property management services augmented the segment’s overall revenue growth rate. Contribution as a percent of segment revenue decreased primarily due to decreased product sales margins, increased royalty payments, and the growth of our sales and account management force including higher sales commissions. This decrease was partially offset by improved labor management and stable overhead costs.

International

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005	December 31, 2004	December 31, 2005
$198,068	$380,033	$435,269	$181,965	$55,236	91.9%	14.5%

Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$46,825	$89,751	$113,278	23.6%	23.6%	26.0%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization			Foreign Currency (Gains) Losses, Net			Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net
For Years Ended
December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005	December 31, 2003	December 31, 2004	December 31, 2005
$16,048	$33,234	$43,285	$507	$1,562	$6,347	$(879)	$176	$(3,757)

(1)           See Note 10 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our international segment increased 14.5% during the year ended December 31, 2005 primarily due to acquisitions completed in Europe and in South America and strong internal growth in Latin America, offset by lower revenue in our U.K. public sector business. Favorable currency fluctuations during the year ended December 31, 2005 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $13.8 million compared to the year ended December 31, 2004. Contribution as a percent of segment revenue increased primarily due to improvements in both cost of sales and overhead labor ratios as a result of completing the integration of Hays IMS in the second half of 2004 offset by increased compensation associated with additional sales, marketing, and account management personnel, several new marketing and promotional efforts, and increased bad debt expense.

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

Corporate and Other

The Corporate and Other segment is comprised of results from operations not discussed above, including our digital archiving services, PC/Desktop computing electronic vaulting services, consulting and fulfillment operations and costs associated with our corporate headquarters’ operations. Certain costs incurred by our Corporate division were allocated to the other segments in the years ended December 31, 2003, 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker’s compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year.

Revenue in our Corporate and Other segment increased $61.0 million to $112.0 million for the year ended December 31, 2005 and $21.2 million to $51.0 million for the year ended December 31, 2004 from $29.8 million for the year ended December 31, 2003. The 2005 dollar increases were due primarily to strong internal growth in our digital services business, including a large data restoration project and the acquisition of Connected in November 2004. Contribution decreased $7.9 million to $22.6 million for the year ended December 31, 2005 and decreased $2.2 million to $30.5 million for the year ended December 31, 2004 from $32.7 million for the year ended December 31, 2003. Items excluded from the calculation of Contribution include the following: (1) depreciation and amortization expense for the years ended December 31, 2003, 2004, and 2005 of $29.4 million, $32.6 million, and $42.3 million, respectively; (2) foreign currency (gains) loss of $(1.3) million, $(8.4) million, and $4.9 million for the years ended December 31, 2003, 2004, and 2005, respectively; (3) debt extinguishment expense of $15.6 million and $0.4 million for the years ended December 31, 2003 and 2004, respectively, and (4) losses on disposal/writedown of property, plant and equipment, net of $0.7 million and $1.1 million for the years ended December 31, 2003 and 2005, respectively.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the years ended 2003, 2004 and 2005 (in thousands).

	2003	2004	2005
Cash flows provided by operating activities	$288,693	$305,364	$377,176
Cash flows used in investing activities	(586,634)	(626,523)	(436,175)
Cash flows provided by financing activities	315,054	276,569	81,449
Cash and cash equivalents at the end of year	74,683	31,942	53,413

Net cash provided by operating activities was $305.4 million for the year ended December 31, 2004 compared to $377.2 million for the year ended December 31, 2005. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation and amortization and an improvement in working capital year over year.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer relationship and acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the year ended December 31, 2005 amounted to $272.1 million and $13.4 million, respectively. From time to time and in the normal course of business we sell certain fixed assets, primarily real estate. In the year ended December 31, 2005, we received $28.6 million of net proceeds from the sales of assets. For the year ended December 31, 2004 and 2005, capital expenditures, net and additions to customer relationship and acquisition costs were funded entirely with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between $300 million and $355 million in the year ending December 31, 2006.

In the year ended December 31, 2005, we paid net cash consideration of $178.2 million for acquisitions, which included approximately $86 million to purchase Pickfords and $36 million to purchase

LiveVault. Cash flows from operations, borrowings under our revolving credit facilities and net proceeds from other financing transactions funded these acquisitions.

Net cash provided by financing activities was $81.4 million for the year ended December 31, 2005. During the year ended December 31, 2005, we had gross borrowings under our revolving credit facilities and term loan facilities of $568.7 million. We used the proceeds from these financing transactions and cash flows from operations to repay debt and term loans ($509.6) million, to repay debt financing from minority shareholders, net ($2.4) million and to fund acquisitions.

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2005 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$216,396
IMI Term Loan Facility(1)	345,500
IME Revolving Credit Facility	84,262
IME Term Loan Facility	177,450
8 1/4% Senior Subordinated Notes due 2011(2)	149,760
8 5/8% Senior Subordinated Notes due 2013(2)	481,032
7 1/4% GBP Senior Subordinated Notes due 2014(2)	258,120
7 3/4% Senior Subordinated Notes due 2015(2)	439,506
6 5/8% Senior Subordinated Notes due 2016(2)	315,059
Real Estate Mortgages	4,707
Seller Notes	9,398
Other	48,241
Long-term Debt	2,529,431
Less Current Portion	(25,905)
Long-term Debt, Net of Current Portion	$2,503,526

(1)          All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)          These debt instruments are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior subordinated notes.

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of December 31, 2004 and 2005. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the ‘‘IME Credit Agreement’’) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility (the ‘‘IME revolving credit facility’’), which includes the ability to borrow in certain other foreign currencies and a 100 million British pounds sterling term loan (the ‘‘IME term loan facility’’). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries.

In March 2004, IME borrowed approximately 147 million British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135 million British pounds sterling related to our initial financing of the acquisition of the European operations of Hays IMS, to repay amounts outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the 135 million British pounds sterling received from IME to: (1) pay down approximately $104 million of real estate term loans, (2) settle all obligations totaling $27.7 million associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition and (3) to pay down amounts outstanding under our prior credit agreement. Our consolidated balance sheet as of December 31, 2005 included 147.5 million British pounds sterling ($261.7 million) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on October 31, 2005, was approximately 61.4 million British pounds sterling ($109.0 million). The interest rate in effect under the IME revolving credit facility ranged from 3.3% to 6.2% as of December 31, 2005.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated credit facility and term loan facility (the ‘‘IMI Credit Agreement’’) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550.0 million and was comprised of a $350.0 million revolving credit facility (the ‘‘IMI revolving credit facility’’), which included the ability to borrow in certain foreign currencies, and a $200.0 million term loan facility (the ‘‘IMI term loan facility’’). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $0.5 million began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150.0 million of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $0.4 million that began in the first quarter of 2005 and are priced at LIBOR plus a margin of 1.75%. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement increasing availability from $350.0 million to $400.0 million. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750 million as of December 31, 2005. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2005, we had $216.4 million of borrowings under the IMI revolving credit facility, of which $9 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 168.3 million) and in Australian dollars (AUD 86.3 million); we also had various outstanding letters of credit totaling $24.0 million. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on December 31, 2005 was $159.6 million. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility was 5.8% and 6.2%, respectively, as of December 31, 2005.

The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. As of December 31, 2005, we were in compliance with all material debt covenants and agreements.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2005 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Long-term Debt (including Capital Lease Obligations)	$2,526,201	$25,905	$95,574	$420,169	$1,984,553
Interest Payments(1)	1,090,003	141,961	267,885	260,307	419,850
Operating Lease Obligations	1,113,797	164,022	273,256	202,936	473,583
Purchase and Asset Retirement Obligations(2)	95,426	40,952	34,911	9,628	9,935
Total	$4,825,427	$372,840	$671,626	$893,040	$2,887,921

(1)          Amounts do not include variable rate interest payments; see Note 4 to Notes to Consolidated Financial Statements for the applicable interest rates.

(2)          In addition, in connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2005 is approximately $21.2 million.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under the IMI and IME revolving credit facilities and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Notes 4, 8 and 11 to Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Loss Carryforwards

At December 31, 2005, we had estimated net operating loss carry forwards of approximately $124 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential pre-acquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2006.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in December 2000, May 2001, and April 2004 we and IME entered into a total of four derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) one contract for interest payments payable on the IMI term loan facility of an aggregate principal amount of $99.5 million that was reduced to an aggregate principal amount of $51.5 million as of December 31, 2005, (b) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (c) two contracts for interest payments payable on IME’s term loan facility of an aggregate principal amount of 100.0 million British pounds sterling. See Note 3 to Notes to Consolidated Financial Statements.

After consideration of the swap contracts mentioned above, as of December 31, 2005, we had $517.0 million of variable rate debt outstanding with a weighted average variable interest rate of 5.6%, and $2,012.4 million of fixed rate debt outstanding. As of December 31, 2005, 80% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2005 would have been reduced by $2.3 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2005.

Currency Risk

Our investments in IME, Iron Mountain Canada Corporation (“IM Canada”), Iron Mountain Mexico, SA de RL de CV, IMSA and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Euro, Canadian dollar and British pound sterling. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency.

The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain and our U.S.-based subsidiaries and our foreign subsidiaries and IME. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, we effectively hedge most of our outstanding intercompany loan with IME. IM Canada has financed their capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provide a tax efficient natural hedge against the intercompany loans created at the time of the acquisition.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Items” component of stockholders’ equity. A 10% depreciation in year-end 2005 functional currencies, relative to the U.S. dollar, would result in a reduction in our stockholders’ equity of approximately $30 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of December 31, 2005 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iron Mountain Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Iron Mountain Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated March 15, 2006 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2006

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 25, 2006.

Item 15. Exhibits and Financial Statement Schedules.

(a)          Financial Statements and Financial Statement Schedules filed as part of this report:

(b)          Exhibits filed as part of this report:

As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iron Mountain Incorporated:

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and its subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Iron Mountain Europe Limited (a consolidated subsidiary) for the year ended October 31, 2003, which statements reflect total revenues constituting 12% of the total consolidated revenue for the year ended December 31, 2003. Such financial statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for Iron Mountain Europe Limited for 2003, is based solely on the report of such other auditors.

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

In our opinion, based on our audits and the report of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 15, 2006

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$31,942	$53,413
Accounts receivable (less allowances of $13,886 and $14,522, respectively)	354,434	408,564
Deferred income taxes	36,033	27,623
Prepaid expenses and other	78,745	64,568
Total Current Assets	501,154	554,168
Property, Plant and Equipment:
Property, plant and equipment	2,266,839	2,556,880
Less—Accumulated depreciation	(617,043)	(775,614)
Net Property, Plant and Equipment	1,649,796	1,781,266
Other Assets, net:
Goodwill	2,040,217	2,138,641
Customer relationships and acquisition costs	189,780	229,006
Deferred financing costs	36,590	31,606
Other	24,850	31,453
Total Other Assets, net	2,291,437	2,430,706
Total Assets	$4,442,387	$4,766,140
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$39,435	$25,905
Accounts payable	103,415	148,234
Accrued expenses	236,143	266,720
Deferred revenue	136,470	151,137
Total Current Liabilities	515,463	591,996
Long-term Debt, net of current portion	2,438,587	2,503,526
Other Long-term Liabilities	23,932	33,545
Deferred Rent	26,253	35,763
Deferred Income Taxes	206,539	225,314
Commitments and Contingencies (see Note 11)
Minority Interests	13,045	5,867
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 129,817,914 shares and 131,662,871 shares, respectively)	1,298	1,317
Additional paid-in capital	1,063,560	1,105,604
Retained earnings	133,425	244,524
Accumulated other comprehensive items, net	20,285	18,684
Total Stockholders’ Equity	1,218,568	1,370,129
Total Liabilities and Stockholders’ Equity	$4,442,387	$4,766,140

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2004	2005
Revenues:
Storage	$875,035	$1,043,366	$1,181,551
Service and storage material sales	626,294	774,223	896,604
Total Revenues	1,501,329	1,817,589	2,078,155
Operating Expenses:
Cost of sales (excluding depreciation)	680,747	823,899	938,239
Selling, general and administrative	383,641	486,246	569,695
Depreciation and amortization	130,918	163,629	186,922
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,130	(681)	(3,485)
Total Operating Expenses	1,196,436	1,473,093	1,691,371
Operating Income	304,893	344,496	386,784
Interest Expense, Net	150,468	185,749	183,584
Other (Income) Expense, Net	(2,564)	(7,988)	6,182
Income Before Provision for Income Taxes and Minority Interest	156,989	166,735	197,018
Provision for Income Taxes	66,730	69,574	81,484
Minority Interest in Earnings of Subsidiaries, Net	5,622	2,970	1,684
Income before Cumulative Effect of Change in Accounting Principle	84,637	94,191	113,850
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(2,751)
Net Income	$84,637	$94,191	$111,099
Net Income per Share—Basic:
Income before Cumulative Effect of Change in Accounting Principle	$0.66	$0.73	$0.87
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(0.02)
Net Income per Share—Basic	$0.66	$0.73	$0.85
Net Income per Share—Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$0.65	$0.72	$0.86
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(0.02)
Net Income per Share—Diluted	$0.65	$0.72	$0.84
Weighted Average Common Shares Outstanding—Basic	127,901	129,083	130,659
Weighted Average Common Shares Outstanding—Diluted	130,077	131,176	132,070

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock Voting		Additional	(Accumulated Deficit)	Accumulated Other	Total Stockholders’
	Shares	Amounts	Paid-in Capital	Retained Earnings	Comprehensive Items	Equity
Balance, December 31, 2002	127,574,436	$1,275	$1,020,027	$(45,403)	$(31,038)	$944,861
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	788,445	8	18,240	—	—	18,248
Deferred compensation	—	—	(4,624)	—	—	(4,624)
Currency translation adjustment	—	—	—	—	16,466	16,466
Market value adjustments for hedging contracts, net of tax	—	—	—	—	6,215	6,215
Market value adjustments for securities, net of tax	—	—	—	—	311	311
Net income	—	—	—	84,637	—	84,637
Balance, December 31, 2003	128,362,881	1,283	1,033,643	39,234	(8,046)	1,066,114
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,455,033	15	33,450	—	—	33,465
Deferred compensation	—	—	(3,533)	—	—	(3,533)
Currency translation adjustment	—	—	—	—	14,669	14,669
Market value adjustments for hedging contracts, net of tax	—	—	—	—	13,576	13,576
Market value adjustments for securities, net of tax	—	—	—	—	86	86
Net income	—	—	—	94,191	—	94,191
Balance, December 31, 2004	129,817,914	1,298	1,063,560	133,425	20,285	1,218,568
Issuance of shares under employee stock purchase plan and option plans, including tax benefit	1,844,957	19	57,324	—	—	57,343
Deferred compensation	—	—	(16,060)	—	—	(16,060)
Currency translation adjustment	—	—	—	—	(4,300)	(4,300)
Stock options issued in connection with an acquisition	—	—	780	—	—	780
Market value adjustments for hedging contracts, net of tax	—	—	—	—	2,458	2,458
Market value adjustments for securities, net of tax	—	—	—	—	241	241
Net income	—	—	—	111,099	—	111,099
Balance, December 31, 2005	131,662,871	$1,317	$1,105,604	$244,524	$18,684	$1,370,129

	2003	2004	2005
COMPREHENSIVE INCOME:
Net Income	$84,637	$94,191	$111,099
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	16,466	14,669	(4,300)
Market Value Adjustments for Hedging Contracts, Net of Tax Provision of $2,268, $4,955 and $973	6,215	13,576	2,458
Market Value Adjustments for Securities, Net of Tax	311	86	241
Comprehensive Income	$107,629	$122,522	$109,498

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash Flows from Operating Activities:
Net income	$84,637	$94,191	$111,099
Adjustments to reconcile net income to cash flows from operating activities:
Cumulative effect of change in accounting principle (net of tax benefit)	—	—	2,751
Minority interests in earnings of subsidiaries, net	5,622	2,970	1,684
Depreciation	123,974	151,947	170,698
Amortization (includes deferred financing costs and bond discount of $3,654, $3,646 and $4,951, respectively)	10,598	15,328	21,175
Stock compensation expense	1,664	3,857	6,189
Provision for deferred income taxes	61,485	62,165	59,470
Loss on early extinguishment of debt	28,175	2,454	—
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,130	(681)	(3,485)
(Gain) Loss on foreign currency and other, net	(30,625)	5,227	6,472
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(16,004)	(48,020)	(45,572)
Prepaid expenses and other current assets	6	(7,462)	(13,360)
Accounts payable	979	12,366	21,017
Accrued expenses, deferred revenue and other current liabilities	18,134	9,852	34,360
Other assets and long-term liabilities	(1,082)	1,170	4,678
Cash Flows from Operating Activities	288,693	305,364	377,176
Cash Flows from Investing Activities:
Capital expenditures	(204,477)	(231,966)	(272,129)
Cash paid for acquisitions, net of cash acquired	(379,890)	(384,338)	(178,238)
Additions to customer relationship and acquisition costs	(12,577)	(12,472)	(13,431)
Investment in convertible preferred stock	(1,357)	(858)	—
Proceeds from sales of property and equipment and other, net	11,667	3,111	27,623
Cash Flows from Investing Activities	(586,634)	(626,523)	(436,175)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(698,817)	(1,085,013)	(509,595)
Proceeds from debt and term loans	744,016	1,148,275	568,726
Early retirement of notes	(374,258)	(20,797)	—
Net proceeds from sales of senior subordinated notes	617,179	269,427	—
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	20,225	(41,978)	(2,399)
Proceeds from exercise of stock options	8,426	18,041	25,649
Payment of debt financing costs and stock issuance costs	(1,717)	(11,386)	(932)
Cash Flows from Financing Activities	315,054	276,569	81,449
Effect of Exchange Rates on Cash and Cash Equivalents	1,278	1,849	(979)
Increase (Decrease) in Cash and Cash Equivalents	18,391	(42,741)	21,471
Cash and Cash Equivalents, Beginning of Year	56,292	74,683	31,942
Cash and Cash Equivalents, End of Year	$74,683	$31,942	$53,413
Supplemental Information:
Cash Paid for Interest	$126,952	$169,929	$183,657
Cash Paid for Income Taxes	$8,316	$6,888	$21,858
Non-Cash Investing Activities:
Capital Leases	$3,940	$1,506	$23,886
Capital Expenditures	$—	$—	$19,124

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005
(In thousands, except share and per share data)

1. Nature of Business

On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation (“Iron Mountain PA”), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the “Merger”) of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation (“Iron Mountain DE”), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA’s business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA’s reporting obligations and continued to be listed on the New York Stock Exchange under the symbol IRM.

The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries. We are an international full-service provider of information protection and storage and related services for all media in various locations throughout the United States, Canada, Europe, Australia, New Zealand, Mexico and South America to numerous commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 75% of the FTSE 100.

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

b.                Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairments of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
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

d.                Foreign Currency

Local currencies are considered the functional currencies for our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the “Subsidiary notes”), which were fully redeemed as of March 31, 2004, (b) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the “7 1/4% notes”), (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net gains amounted to $30,223, $8,915 and a net loss of $7,201 for the years ended December 31, 2003, 2004 and 2005, respectively.

e.                 Derivative Instruments and Hedging Activities

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

f.                   Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment	3 to 9 years
Vehicles	5 to 10 years
Furniture and fixtures	2 to 5 years
Computer hardware and software	3 to 5 years

Property, plant and equipment, at cost, consist of the following:

	December 31,
	2004	2005
Land and buildings	$819,221	$846,171
Leasehold improvements	181,452	208,693
Racking	699,104	809,899
Warehouse equipment/vehicles	117,740	146,593
Furniture and fixtures	51,075	58,184
Computer hardware and software	326,613	381,024
Construction in progress	71,634	106,316
	$2,266,839	$2,556,880

Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when the software is placed in service.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations (FIN 47), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143). FIN 47 clarifies that conditional

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date.   Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47. The impact of adopting FIN 47 as of December 31, 2005 was a gross charge of $4,422 ($2,751, net of tax), an increase in property, plant and equipment, net of $1,889 and long-term liabilities of $6,311. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

g.                 Goodwill and Other Intangible Assets

We apply the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2003, 2004 and 2005 and noted no impairment of goodwill. In making this assessment, management relies on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. As of December 31, 2005, no factors were identified that would alter this assessment. Impairment adjustments recognized in the future, if any, will be recognized as operating expenses. Our operating segments at which level we perform our goodwill impairment analysis as of December 31, 2005 were as follows:  Business Records Management, Data Protection, Fulfillment, Digital Archiving Services, Europe, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more operating segments, the goodwill is reassigned to the segments affected based on their relative fair value.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each operating segment. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2004 and 2005 is as follows:

	Business Records Management	Data Protection	International	Corporate & Other	Total Consolidated
Balance as of December 31, 2003	$1,218,472	$244,621	$311,815	$1,371	$1,776,279
Deductible goodwill acquired during the year	50,408	881	55,297	3,238	109,824
Non-deductible goodwill acquired during the year	11,106	1,599	11,141	73,667	97,513
Adjustments to purchase reserves	(414)	(104)	11,966	—	11,448
Fair value adjustments	(1,701)	(31)	940	—	(792)
Currency effects and other adjustments	12,780	—	33,214	(49)	45,945
Balance as of December 31, 2004	1,290,651	246,966	424,373	78,227	2,040,217
Deductible goodwill acquired during the year	16,070	1,190	10,878	—	28,138
Non-deductible goodwill acquired during the year	11,407	4,464	47,209	22,298	85,378
Adjustments to purchase reserves	(328)	—	(854)	308	(874)
Fair value adjustments	954	(132)	(1,951)	(1,427)	(2,556)
Currency effects and other adjustments	6,104	84	(15,913)	(1,937)	(11,662)
Balance as of December 31, 2005	$1,324,858	$252,572	$463,742	$97,469	$2,138,641

h.                Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Consolidated losses on disposal/writedown of property, plant and equipment, net of $1,130 in the year ended December 31, 2003 consisted of disposals and asset writedowns partially offset by approximately

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

$4,200 of gains on the sale of properties in Texas, Florida and the U.K. Consolidated gains on disposal/writedown of property, plant and equipment, net of $681 for the year ended December 31, 2004, consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of approximately $1,200 offset by disposals and asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $3,485 for the year ended December 31, 2005, consisted primarily of a gain on the sale of a facility in the U.K. during the fourth quarter of 2005 of approximately $4,500 offset by software asset writedowns.

i.                   Customer Relationships and Acquisition Costs and Other Intangible Assets

Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized and amortized over periods ranging from five to 30 years (weighted average of 28 years at December 31, 2005). If the customer terminates its relationship with us, the unamortized cost is charged to expense. However, in the event of such termination, we collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations are amortized over periods ranging from six to 30 years (weighted average of 19 years at December 31, 2005). As of December 31, 2004 and 2005, the gross carrying amount of customer relationships and acquisition costs was $213,378 and $264,728, respectively, and accumulated amortization of those costs was $23,598 and $35,722, respectively. For the years ended December 31, 2003, 2004 and 2005, amortization expense was $4,395, $10,044 and $12,910, respectively.

Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over a weighted average period of eight years. As of December 31, 2004 and 2005, the gross carrying amount of other intangible assets was $26,410 and $30,094 respectively, and accumulated amortization of those costs was $9,447 and $5,082, respectively, included in other in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2003, 2004 and 2005, amortization expense was $2,559, $1,638 and $3,314, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations.

Estimated amortization expense for existing intangible assets (excluding deferred financing costs which are amortized through interest expense) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2006	$17,987
2007	17,827
2008	17,616
2009	17,410
2010	16,579

j.                    Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

period the debt is retired to other (income) expense, net. As of December 31, 2004 and 2005, gross carrying amount of deferred financing costs was $46,231 and $46,697, respectively, and accumulated amortization of those costs was $9,641 and $15,091, respectively, and was recorded in interest expense, net.

k.                Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2004	2005
Interest	$50,669	$49,800
Payroll and vacation	43,637	42,456
Derivative liability	7,150	2,359
Restructuring costs (see Note 6)	21,414	5,541
Incentive compensation	21,789	32,364
Other	91,484	134,200
	$236,143	$266,720

l.                   Revenues

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials or data (generally on a per unit or per cubic foot of records basis). Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Related core service revenues arise from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawls from storage; (b) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales (less than 1% of consolidated revenues in 2005). Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

m.            Rent Normalization

We have entered into various leases for buildings. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a prepaid rent or deferred rent liability and is being amortized over the remaining lives of the respective leases.

n.                Stock-Based Compensation

As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result we began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. Additionally, we recognize expense related to the discount embedded in our employee stock purchase plan. We will apply the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and will continue to provide the required pro forma information for all awards previously granted, modified or settled before January 1, 2003.

Had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123 and No. 148, net income and net income per share would have been changed to the pro forma amounts indicated in the table below:

	Year Ended December 31,
	2003	2004	2005
Net income, as reported	$84,637	$94,191	$111,099
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	984	3,567	4,757
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(3,304)	(5,432)	(5,965)
Net income, pro forma	$82,317	$92,326	$109,891
Earnings per share:
Basic—as reported	$0.66	$0.73	$0.85
Basic—pro forma	0.65	0.72	0.84
Diluted—as reported	0.65	0.72	0.84
Diluted—pro forma	0.63	0.70	0.83

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted in 2003, 2004 and 2005 was $10.97, $8.58 and $11.85 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2003	2004	2005
Expected volatility	27.0%	24.8%	26.5	%(1)
Risk-free interest rate	2.91	3.41	4.12
Expected dividend yield	None	None	None
Expected life of the option	5.0 years	5.0 years	6.6 years

(1)          Calculated utilizing daily historical volatility over a period that equates to the expected life of the option.

o.                Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered likely.

p.                Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 2,177,201, 2,092,831 and 1,411,082 shares for the years ended December 31, 2003, 2004 and 2005, respectively. Potential common shares of 570,456, 91,045 and 640,938 for the years ended December 31, 2003, 2004 and 2005, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

q.                New Accounting Pronouncements

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
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003.

Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS No. 123R is the first reporting period in the first fiscal year beginning after June 15, 2005, which would be our first quarter of 2006. SFAS No. 123R permits companies to adopt its requirements using either a “modified prospective” method, or a “modified retrospective” method. Under the “modified prospective” method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS No. 123R for all share-based payments granted after that date, and based on the requirements of SFAS No. 123 for all unvested awards granted prior to the effective date of SFAS No. 123R. Under the “modified retrospective” method, the requirements are the same as under the “modified prospective” method, but this method also permits entities to restate financial statements of previous periods based on pro forma disclosures made in accordance with SFAS No. 123.

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

We will adopt SFAS No. 123R effective January 1, 2006 using the modified prospective method of implementation. Based on outstanding stock options granted to employees prior to our prospective implementation of the measurement provisions of SFAS No. 123 and SFAS No. 148 on January 1, 2003, we expect to record approximately $900 of additional stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003.

r.                  Rollforward of Allowance for Doubtful Accounts and Credit Memo Reserves

Year Ended December 31,	Balance at Beginning of the Year	Charged to Revenue	Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2003	$21,409	$14,657	$(2,292)	$9,133	$(21,985)	$20,922
2004	20,922	17,858	(4,569)	4,397	(24,722)	13,886
2005	13,886	21,124	4,402	67	(24,957)	14,522

(1)          Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)          Primarily consists of the write-off of accounts receivable and adjustments to allowances of businesses acquired.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

s.                  Accumulated Other Comprehensive Items, Net

Accumulated other comprehensive items, net consists of the following:

	December 31,
	2004	2005
Foreign currency translation adjustments	$22,559	$18,259
Market value adjustments for hedging contracts, net of tax	(2,671)	(213)
Market value adjustments for securities, net of tax	397	638
	$20,285	$18,684

t.                   Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We have no significant concentrations of credit risk as of December 31, 2005.

u.                Reclassifications

Certain reclassifications have been made to the 2003 and 2004 consolidated financial statements to conform to the 2005 presentation.

3. Derivative Instruments and Hedging Activities

We have entered into two interest rate swap agreements, which are derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. For all qualifying and highly effective cash flow hedges, the changes in the fair value of the derivatives are recorded in other comprehensive income (loss). Specifically, we chose to swap the interest rates on $195,500 of floating rate debt to fixed rate as discussed in Note 4(a). Since entering into these two swap agreements, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $4,333 and $122 at December 31, 2004 and 2005, respectively. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $4,333 ($2,910 recorded in accrued expenses and $1,423 recorded in other long-term liabilities), $1,585 and $2,748, respectively, as of December 31, 2004. We have recorded, in the accompanying consolidated balance sheets, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $122 (which was all recorded in accrued expenses), $48 and $74, respectively, as of December 31, 2005. Additionally, as a result of the foregoing, for the years ended December 31, 2003, 2004 and 2005, we recorded additional interest expense of $8,709, $8,460 and $3,952 resulting from interest rate swap payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

We have entered into a third interest rate swap agreement, which was designated as a cash flow hedge. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. Specifically, we chose to swap the variable component of $47,500 of certain operating lease commitments to fixed operating lease commitments. This swap expired in March 2005. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $140 and $0 at December 31, 2004 and 2005, respectively. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $140 (which was all recorded in accrued expenses) as of December 31, 2004. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swaps agreement resulted in our recording additional interest expense of $2,083, interest expense of $1,246 and interest income of $6 for the years ended December 31, 2003, 2004 and 2005, respectively.

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $6,934 and $2,458 at December 31, 2004 and 2005, respectively. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $6,934 ($4,100 recorded in accrued expenses and $2,834 recorded in other long-term liabilities) as of December 31, 2004. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $2,458 ($2,031 recorded in accrued expenses and $427 recorded in other long-term liabilities) as of December 31, 2005. Additionally, as a result of the foregoing, for the year ended December 31, 2003, we recorded additional interest expense of $4,806 resulting from interest rate swap payments. As a result of the repayment of the real estate term loans, we recorded an additional $8,656 of interest in the third quarter of 2004, representing the fair value of the derivative liability. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest expense of $11,565 and interest income of $1,698 for the years ended December 31, 2004 and 2005, respectively.

In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services business of Hays plc (“Hays IMS”) using cash on hand and borrowings under our revolving credit facility. We recorded a foreign currency gain of $27,777 in other (income) expense, net for this intercompany balance for the year ended December 31, 2003. In March 2004, IME repaid 135,000 British pounds sterling with proceeds from their new credit agreement. We recorded a foreign currency gain of $11,866 in other (income) expense, net for this intercompany balance in the first quarter of 2004. In order to minimize the foreign currency risk associated with providing IME with the consideration necessary for the acquisition of the European operations of Hays IMS, we borrowed 80,000 British pounds sterling under our revolving credit facility to create a natural hedge. We recorded a foreign currency loss of $11,496 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net for the year ended December 31, 2003. In the first quarter of 2004, these borrowings were repaid and we recorded a foreign

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

currency loss of $2,995 on the translation of this revolving credit balance to U.S. dollars in other (income) expense, net.

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

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME’s 100,000 British pounds sterling term loan facility. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset, a deferred tax liability and a corresponding increase to accumulated other comprehensive items of $115 (which was all recorded in other current assets), $39 and $76, respectively, as of December 31, 2004. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $207 (which was all recorded in accrued expenses), $68 and $139, respectively, as of December 31, 2005. For the years ended December 31, 2004 and 2005, we recorded additional interest expense of $202 and $32 resulting from interest rate swap cash payments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt

Long-term debt consists of the following:

	December 31,
	2004	2005
IMI Revolving Credit Facility	$122,563	$216,396
IMI Term Loan Facility	349,000	345,500
IME Revolving Credit Facility	101,478	84,262
IME Term Loan Facility	184,330	177,450
8 1/4% Senior Subordinated Notes due 2011 (the “8 1/4% notes”)	149,715	149,760
8 5/8% Senior Subordinated Notes due 2013 (the “8 5/8% notes”)	481,054	481,032
7 1/4% GBP Senior Subordinated Notes due 2014 (the “7 1/4% notes”)	288,990	258,120
7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% notes”)	440,418	439,506
6 5/8% Senior Subordinated Notes due 2016 (the “6 5/8% notes”)	314,565	315,059
Real Estate Mortgages	5,908	4,707
Seller Notes	11,307	9,398
Other	28,694	48,241
Total Long-term Debt	2,478,022	2,529,431
Less Current Portion	(39,435)	(25,905)
Long-term Debt, Net of Current Portion	$2,438,587	$2,503,526

a.                 Revolving Credit Facility and Term Loans

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries.

In March 2004, IME borrowed approximately 147,000 British pounds sterling under the IME Credit Agreement, including the full amount of the term loan. IME used those proceeds to repay us 135,000 British pounds sterling related to our initial financing of the acquisition of Hays IMS, to repay amounts

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt (Continued)

outstanding under its prior term loan and revolving credit facility and to pay transaction costs associated with the IME Credit Agreement. We used the 135,000 British pounds sterling received from IME to: (1) pay down $103,932 of real estate term loans, (2) settle all obligations totaling $27,714 associated with terminating our two cross currency swaps used to hedge the foreign currency impact of our intercompany financing with IME related to the Hays IMS acquisition, and (3) to pay down amounts outstanding under our prior credit agreement. Our consolidated balance sheet as of December 31, 2004 included 155,052 British pounds sterling ($285,808) of borrowings under the IME Credit Agreement. Our consolidated balance sheet as of December 31, 2005 included 147,500 British pounds sterling ($261,712) of borrowings under the IME Credit Agreement. The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on October 31, 2005, was approximately 61,400 British pounds sterling ($109,000). The interest rate in effect under the IME revolving credit facility ranged from 3.3% to 6.2% as of October 31, 2005. For the years ended December 31, 2004 and 2005, we recorded commitment fees of $396 and $806, respectively, based on 0.9% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550,000 and was comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement increasing availability under the revolving credit facility from $350,000 to $400,000. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750,000 as of December 31, 2005. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2004, we had $122,563 of borrowings under our IMI revolving credit facility, of which $3,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 144,000); we also had various outstanding letters of credit totaling $22,099. As of December 31, 2005, we had $216,396 of borrowings under our IMI revolving credit facility, of which $9,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 168,328) and in Australian dollars (AUD 86,250); we also had various outstanding letters of credit totaling $23,974. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on December 31, 2005 was $159,630. The interest rate in effect under the IMI revolving credit facility and IMI term Loan facility was 5.8% and 6.2%, respectively, as of December 31, 2005. For the years ended December 31, 2004 and 2005, we recorded

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt (Continued)

commitment fees of $1,112 and $846 based on 0.5% of unused balances under the IMI revolving credit facility.

In December 2000, we entered into an interest rate swap contract to hedge the risk of changes in market interest rates on our term loan. The instrument is a variable-for-fixed swap of quarterly interest payments payable on certain amounts of our term loan through 2006. The notional value of the swap equals $99,500 and has a fixed rate of 5.9% and a variable rate based on periodic three-month London Inter-Bank Offered Rate (LIBOR), this swap was reduced to the notional value of $51,500 as of December 31, 2005 and expired in February 2006. In January 2001, we entered into a second interest rate swap contract on our term loan. The notional value of the second swap equals $96,000 and has a fixed rate of 5.5% and a variable rate based on periodic three-month LIBOR, this swap expired in August 2005.

The IME Credit Agreement and IMI Credit Agreement contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement and IMI Credit Agreement. We were in compliance with all material debt covenants as of December 31, 2005.

b.                Notes Issued under Indentures

As of December 31, 2005, we have five series of senior subordinated notes issued under various indentures, that are obligations of the parent company, Iron Mountain Incorporated and are subordinated to debt outstanding under the IMI Credit Agreement:

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

The senior subordinated notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior subordinated notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt (Continued)

For the year ended December 31, 2003 and 2004, we recorded a charge to other (income) expense, net of $28,174 and $2,454, respectively, related to the early retirement of various debt instruments.

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

Each of the indentures for the notes provides that we must repurchase, at the option of the holders, the notes at 101% of their principal amount, plus accrued and unpaid interest, upon the occurrence of a “Change of Control,” which is defined in each respective indenture. Except for required repurchases upon the occurrence of a Change of Control or in the event of certain asset sales, each as described in the respective indenture, we are not required to make sinking fund or redemption payments with respect to any of the notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt (Continued)

Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2005, we were in compliance with all material debt covenants and agreements.

c.                 Real Estate Mortgages

In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 2.9% to 8.3% and are payable in various installments through 2023.

d.                Seller Notes

In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of 5,461 British pounds sterling ($9,398) on these notes at December 31, 2005 is due on demand through 2009 and is classified as a current portion of long-term debt.

e.                 Other

Other long-term debt includes various notes, capital leases and other obligations assumed by us as a result of certain acquisitions and other agreements. The outstanding balance of $48,241 on these notes at December 31, 2005 have a weighted average interest rate of 7.9%.

Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2006	$25,905
2007	49,490
2008	46,084
2009	414,493
2010	5,676
Thereafter	1,984,553
$2,526,201

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

4. Debt (Continued)

We have estimated the following fair values for our long-term debt as of December 31:

	2004		2005
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$122,563	$122,563	$216,396	$216,396
IMI Term Loan Facility(1)	349,000	349,000	345,500	345,500
IME Revolving Credit Facility(1)	101,478	101,478	84,262	84,262
IME Term Loan Facility(1)	184,330	184,330	177,450	177,450
8 1/4% notes(2)	149,715	154,500	149,760	151,500
8 5/8% notes(2)	481,054	509,726	481,032	502,513
7 1/4% notes(2)	288,990	275,263	258,120	250,376
7 3/4% notes(2)	440,418	435,568	439,506	435,568
6 5/8% notes(2)	314,565	299,200	315,059	299,200
Real Estate Mortgages(1)	5,908	5,908	4,707	4,707
Seller Notes(1)	11,307	11,307	9,398	9,398
Other(1)	28,694	28,694	48,241	48,241

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2004 and 2005) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2004 and 2005.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2004 and 2005 and for the years ended December 31, 2003, 2004 and 2005. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$10,658	$42,755	$—	$53,413
Accounts Receivable	—	290,546	118,018	—	408,564
Intercompany Receivable	868,392	—	—	(868,392)	—
Other Current Assets	48	61,531	31,074	(462)	92,191
Total Current Assets	868,440	362,735	191,847	(868,854)	554,168
Property, Plant and Equipment, Net	—	1,225,580	555,686	—	1,781,266
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,048,104	11,069	—	(2,059,173)	—
Investment in Subsidiaries	541,612	252,122	—	(793,734)	—
Goodwill	—	1,482,537	646,363	9,741	2,138,641
Other	26,780	130,012	135,694	(421)	292,065
Total Other Assets, Net	2,616,496	1,875,740	782,057	(2,843,587)	2,430,706
Total Assets	$3,484,936	$3,464,055	$1,529,590	$(3,712,441)	$4,766,140
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$249,173	$619,219	$(868,392)	$—
Current Portion of Long-term Debt	3,841	7,613	14,451	—	25,905
Total Other Current Liabilities	48,229	389,691	128,633	(462)	566,091
Long-term Debt, Net of Current Portion	2,057,884	10,816	434,826	—	2,503,526
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,048,104	10,069	(2,059,173)	—
Other Long-term Liabilities	3,853	233,805	57,385	(421)	294,622
Commitments and Contingencies
Minority Interests	—	—	2,389	3,478	5,867
Stockholders’ Equity	1,370,129	524,853	262,618	(787,471)	1,370,129
Total Liabilities and Stockholders’ Equity	$3,484,936	$3,464,055	$1,529,590	$(3,712,441)	$4,766,140

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$712,862	$162,173	$—	$875,035
Service and Storage Material Sales	—	499,992	126,302	—	626,294
Total Revenues	—	1,212,854	288,475	—	1,501,329
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	545,202	135,545	—	680,747
Selling, General and Administrative	427	314,424	68,790	—	383,641
Depreciation and Amortization	20	106,024	24,874	—	130,918
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,771	(641)	—	1,130
Total Operating Expenses	447	967,421	228,568	—	1,196,436
Operating (Loss) Income	(447)	245,433	59,907	—	304,893
Interest Expense, Net	23,809	91,881	34,778	—	150,468
Equity in the Earnings of Subsidiaries, Net of Tax	(159,933)	(4,334)	—	164,267	—
Other Expense (Income), Net	51,040	(45,492)	(8,112)	—	(2,564)
Income Before Provision for Income Taxes and Minority Interest	84,637	203,378	33,241	(164,267)	156,989
Provision for Income Taxes	—	53,449	13,281	—	66,730
Minority Interest in Earnings of Subsidiaries	—	—	5,622	—	5,622
Net Income	$84,637	$149,929	$14,338	$(164,267)	$84,637

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$774,945	$268,421	$—	$1,043,366
Service and Storage Material Sales	—	552,405	221,818	—	774,223
Total Revenues	—	1,327,350	490,239	—	1,817,589
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	586,437	237,462	—	823,899
Selling, General and Administrative	460	362,635	123,151	—	486,246
Depreciation and Amortization	36	123,098	40,495	—	163,629
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(861)	180	—	(681)
Total Operating Expenses	496	1,071,309	401,288	—	1,473,093
Operating (Loss) Income	(496)	256,041	88,951	—	344,496
Interest Expense (Income), Net	150,476	(29,598)	64,871	—	185,749
Equity in the Earnings of Subsidiaries, Net of Tax	(267,560)	(6,812)	—	274,372	—
Other Expense (Income), Net	22,397	(34,934)	4,549	—	(7,988)
Income Before Provision for Income Taxes and Minority Interest	94,191	327,385	19,531	(274,372)	166,735
Provision for Income Taxes	—	60,376	9,198	—	69,574
Minority Interest in Earnings of Subsidiaries	—	—	2,970	—	2,970
Net Income	$94,191	$267,009	$7,363	$(274,372)	$94,191

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$862,961	$318,590	$—	$1,181,551
Service and Storage Material Sales	—	642,659	253,945	—	896,604
Total Revenues	—	1,505,620	572,535	—	2,078,155
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	662,485	275,754	—	938,239
Selling, General and Administrative	187	432,588	136,920	—	569,695
Depreciation and Amortization	70	134,509	52,343	—	186,922
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	416	(3,901)	—	(3,485)
Total Operating Expenses	257	1,229,998	461,116	—	1,691,371
Operating (Loss) Income	(257)	275,622	111,419	—	386,784
Interest Expense (Income), Net	156,057	(33,325)	60,852	—	183,584
Equity in the Earnings of Subsidiaries, Net of Tax	(234,993)	(28,176)	—	263,169	—
Other (Income)Expense, Net	(32,420)	36,956	1,646	—	6,182
Income Before Provision for Income Taxes and Minority Interest	111,099	300,167	48,921	(263,169)	197,018
Provision for Income Taxes	—	63,665	17,819	—	81,484
Minority Interest in Earnings of Subsidiaries	—	—	1,684	—	1,684
Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	111,099	236,502	29,418	(263,169)	113,850
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	(2,215)	(536)	—	(2,751)
Net Income	$111,099	$234,287	$28,882	$(263,169)	$111,099

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2003
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(3,823)	$252,175	$40,341	$—	$288,693
Cash Flows from Investing Activities:
Capital expenditures	—	(142,744)	(61,733)	—	(204,477)
Cash paid for acquisitions, net of cash acquired	—	(66,707)	(313,183)	—	(379,890)
Intercompany loans to subsidiaries	(407,292)	(324,980)	—	732,272	—
Investment in subsidiaries	(1,705)	(1,705)	—	3,410	—
Investment in convertible preferred stock	—	(1,357)	—	—	(1,357)
Additions to customer relationship and acquisition costs	—	(9,549)	(3,028)	—	(12,577)
Proceeds from sales of property and equipment	—	9,423	2,244	—	11,667
Cash Flows from Investing Activities	(408,997)	(537,619)	(375,700)	735,682	(586,634)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(600,445)	(683)	(97,689)	—	(698,817)
Proceeds from debt and term loans	643,784	—	100,232	—	744,016
Early retirement of notes	(254,407)	—	(119,851)	—	(374,258)
Net proceeds from sales of senior subordinated notes	617,179	—	—	—	617,179
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	20,225	—	20,225
Intercompany loans from parent	—	287,190	445,082	(732,272)	—
Equity contribution from parent	—	1,705	1,705	(3,410)	—
Proceeds from exercise of stock options	8,426	—	—	—	8,426
Payment of debt financing costs and stock issuance costs	(1,717)	—	—	—	(1,717)
Cash Flows from Financing Activities	412,820	288,212	349,704	(735,682)	315,054
Effect of exchange rates on cash and cash equivalents	—	—	1,278	—	1,278
Increase in cash and cash equivalents	—	2,768	15,623	—	18,391
Cash and cash equivalents, beginning of year	—	52,025	4,267	—	56,292
Cash and cash equivalents, end of year	$—	$54,793	$19,890	$—	$74,683

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(176,437)	$426,230	$55,571	$—	$305,364
Cash Flows from Investing Activities:
Capital expenditures	—	(162,032)	(69,934)	—	(231,966)
Cash paid for acquisitions, net of cash acquired	—	(163,828)	(220,510)	—	(384,338)
Intercompany loans to subsidiaries	44,240	28,501	—	(72,741)
Investment in subsidiaries	(111,988)	(111,988)	—	223,976	—
Investment in convertible preferred stock	—	(858)	—	—	(858)
Additions to customer relationship and acquisition costs	—	(10,050)	(2,422)	—	(12,472)
Proceeds from sales of property and equipment	—	3,053	58	—	3,111
Cash Flows from Investing Activities	(67,748)	(417,202)	(292,808)	151,235	(626,523)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(706,149)	(117,246)	(261,618)	—	(1,085,013)
Proceeds from debt and term loans	668,882	—	479,393	—	1,148,275
Early retirement of notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(41,978)	—	(41,978)
Intercompany loans from parent	—	(47,542)	(25,199)	72,741	—
Equity contribution from parent	—	111,988	111,988	(223,976)
Proceeds from exercise of stock options	18,041	—	—	—	18,041
Payment of debt financing costs and stock issuance costs	(6,016)	—	(5,370)	—	(11,386)
Cash Flows from Financing Activities	244,185	(52,800)	236,419	(151,235)	276,569
Effect of exchange rates on cash and cash equivalents	—	—	1,849	—	1,849
(Decrease) Increase in cash and cash equivalents	—	(43,772)	1,031	—	(42,741)
Cash and cash equivalents, beginning of year	—	54,793	19,890	—	74,683
Cash and cash equivalents, end of year	$—	$11,021	$20,921	$—	$31,942

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(149,143)	$433,730	$92,589	$—	$377,176
Cash Flows from Investing Activities:
Capital expenditures	—	(190,143)	(81,986)	—	(272,129)
Cash paid for acquisitions, net of cash acquired	—	(66,890)	(111,348)	—	(178,238)
Intercompany loans to subsidiaries	73,702	(107,286)	—	33,584	—
Investment in subsidiaries	(15,687)	(15,687)	—	31,374	—
Additions to customer relationship and acquisition costs	—	(7,909)	(5,522)	—	(13,431)
Proceeds from sales of property and equipment and other	—	15,895	11,728	—	27,623
Cash Flows from Investing Activities	58,015	(372,020)	(187,128)	64,958	(436,175)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(300,322)	(2,783)	(206,490)	—	(509,595)
Proceeds from debt and term loans	366,352	—	202,374	—	568,726
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(2,399)	—	(2,399)
Intercompany loans from parent	—	(74,977)	108,561	(33,584)	—
Equity contribution from parent	—	15,687	15,687	(31,374)	—
Proceeds from exercise of stock options	25,649	—	—	—	25,649
Payment of debt financing costs and stock issuance costs	(551)	—	(381)	—	(932)
Cash Flows from Financing Activities	91,128	(62,073)	117,352	(64,958)	81,449
Effect of exchange rates on cash and cash equivalents	—	—	(979)	—	(979)
(Decrease) Increase in cash and cash equivalents	—	(363)	21,834	—	21,471
Cash and cash equivalents, beginning of year	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of year	$—	$10,658	$42,755	$—	$53,413

6. Acquisitions

The acquisitions we consummated in 2003, 2004 and 2005 were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was provided through our credit facilities and the issuance of certain of our senior subordinated notes. The significant acquisitions are as follows:

To expand into new markets in Europe and add to our existing footprint, in July 2003, we and IME completed the acquisition of Hays IMS in two simultaneous transactions. IME acquired the European operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

6. Acquisitions (Continued)

190,000 British pounds sterling ($309,000), while we acquired the U.S. operations of Hays IMS for aggregate cash consideration (including transaction costs) of approximately 14,500 British pounds sterling ($24,000). Both transactions were on a cash and debt free basis.

For full access to all future cash flows and greater strategic and financial flexibility, in February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore plc (“Mentmore”) in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gives us 100% ownership of IME. This transaction did not have material impact on revenue or operating income since we already fully consolidate IME’s financial results. Using the purchase method of accounting for this acquisition, the net assets of IME were adjusted to reflect 49.9% of the difference between the fair market value and their carrying value on the date of acquisition.

To build upon our mission to protect our customers’ information regardless of format, in November 2004, we acquired Connected Corporation (“Connected”) for total cash consideration of $109,326 (net of cash acquired). Connected’s technology allows for the protection, archiving and recovery of distributed data.

To develop our presence in Asia Pacific, in December 2005, we acquired the Australian and New Zealand operations of Pickfords Records Management for total cash consideration of approximately Australian Dollar 115,000 ($86,276, net of cash acquired).

To extend our leadership role in the protection of our customer’ business data, in December 2005, we acquired full ownership of LiveVault Corporation (“LiveVault”) for cash consideration of $35,798 (net of cash acquired). As of December 31, 2004, we had a minority interest investment in LiveVault with a carrying value of $3,615. LiveVault is a provider of disk-based online server backup and recovery solutions.

A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2003		2004		2005
Cash Paid (gross of cash acquired)	$387,803	(1)	$388,243	(1)	$180,457	(1)
Previous Investment Balance of Businesses Acquired	—		—		3,615
Fair Value of Options Issued	—		1,245		780
Total Consideration	387,803		389,488		184,852
Fair Value of Identifiable Assets Acquired(2)	244,950		160,622		85,070
Liabilities Assumed(3)	(46,217)		(50,006)		(21,876)
Minority Interest	—		71,535	(4)	8,142	(5)
Total Fair Value of Identifiable Net Assets Acquired	198,733		182,151		71,336
Recorded Goodwill	$189,070		$207,337		$113,516

(1)          Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2003, 2004 and 2005 is a contingent payment of $1,077, $5,513 and $704, respectively, related to acquisitions made in the previous years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

6. Acquisitions (Continued)

(2)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements. Additionally, includes core technology of $15,460 and $10,500 for the years ended December 31, 2004 and 2005, respectively, and customer relationship assets of $52,866, $64,064 and $70,724 for the years ended December 31, 2003, 2004 and 2005, respectively.

(3)          Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)          Consisted primarily of the carrying value of Mentmore’s 49.9% minority interest in IME at the date of acquisition.

(5)          Consisted primarily of the carrying value of minority interests of Latin American partners at the date of acquisition.

Allocation of the purchase price for the 2005 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2005 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2005 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	2004	2005
Reserves, beginning of the year	$16,322	$21,414
Reserves established	15,282	1,142
Expenditures	(10,200)	(7,360)
Adjustments to goodwill, including currency effect(1)	10	(2,498)
Reserves, end of the year	$21,414	$12,698

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At December 31, 2004, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($12,348), severance costs for approximately 56 people ($2,463) and move and other exit costs ($6,603). At December 31, 2005, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($9,760), severance costs for approximately 22 people ($569) and move

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

6. Acquisitions (Continued)

and other exit costs ($2,369). These accruals are expected to be used prior to December 31, 2006 except for lease losses of $6,997 and severance contracts of $160, both of which are based on contracts that extend beyond one year.

In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2005 is approximately $21,195.

7. Capital Stock and Stock Options

a.      Capital Stock

On May 27, 2004, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on June 30, 2004 to all stockholders of record as of the close of business on June 15, 2004. All share data has been reflected for such stock split.

The following table summarizes the number of shares authorized, issued and outstanding for each issue of our capital stock as of December 31:

		Number of Shares
		Authorized		Issued and Outstanding
Equity Type	Par Value	2004	2005	2004	2005
Preferred stock	$.01	10,000,000	10,000,000	—	—
Common stock	.01	200,000,000	200,000,000	129,817,914	131,662,871

b.   Stock Options

A total of 16,084,728 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

7. Capital Stock and Stock Options (Continued)

The following is a summary of stock option transactions, including those issued to employees of acquired companies, during the applicable periods, excluding transactions under the employee stock purchase plan:

	Options	Weighted Average Exercise Price
Options outstanding, December 31, 2002	5,845,224	$12.05
Granted	687,851	24.80
Exercised	(661,302)	8.85
Canceled	(78,519)	17.60
Options outstanding, December 31, 2003	5,793,254	13.73
Granted	811,722	28.55
Exercised	(1,118,332)	9.38
Canceled	(214,598)	23.58
Options outstanding, December 31, 2004	5,272,046	16.55
Granted	1,773,498	32.33
Issued in Connection with Acquisitions	29,059	7.05
Exercised	(1,404,541)	11.94
Canceled	(174,788)	25.78
Options outstanding, December 31, 2005	5,495,274	22.41

Options granted in 2003, 2004 and 2005 were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of these options become exercisable ratably over a period of five years unless the holder terminates employment and generally have a contractual life of 10 years. The number of shares available for grant at December 31, 2005 was 2,170,016.

The following table summarizes additional information regarding options outstanding and exercisable at December 31, 2005:

		Outstanding
		Weighted Average Remaining		Exercisable
Range of Exercise Prices	Number	Contractual Life (in Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.39 to $0.39	390	1.1	$0.39	390	$0.39
$1.92 to $2.07	140,435	1.9	1.96	140,435	1.96
$2.95 to $4.05	72,206	3.1	3.70	72,206	3.70
$4.56 to $5.73	125,145	2.4	4.89	112,169	4.79
$7.63 to $10.78	359,074	2.0	9.55	359,074	9.55
$12.07 to $17.54	1,355,736	4.5	14.98	1,246,071	14.84
$18.28 to $25.60	1,108,001	6.6	22.21	569,003	21.32
$27.71 to $35.82	1,981,047	9.1	29.44	117,066	29.75
$43.04 to $43.45	353,240	9.9	43.27	—	—
	5,495,274	6.6	22.41	2,616,414	14.76

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

8. Income Taxes

The components of income before provision for income taxes and minority interest are:

	2003	2004	2005
U.S. and Canada	$140,638	$157,929	$178,300
Foreign	16,351	8,806	18,718
	$156,989	$166,735	$197,018

We have estimated federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $123,800 at December 31, 2005 to reduce future federal taxable income, if any. The preceding net operating loss carryforwards do not include pre-acquisition net operating loss carryforwards of Arcus Group, Inc. in the amount of approximately $103,000. Any tax benefit realized related to pre-acquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. We also have estimated state net operating loss carryforwards of $87,255. The state net operating loss carryforwards are subject to a valuation allowance of approximately 89%. Additionally, we have federal alternative minimum tax credit carryforwards of $3,500, which have no expiration date and are available to reduce future income taxes, if any, and foreign tax credits, which expire in 2015, of $15,200.

We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2004	2005
Deferred Tax Assets:
Accrued liabilities	$26,181	$25,687
Deferred rent	8,654	11,478
Net operating loss carryforwards	63,579	45,783
AMT and Foreign Tax Credits	1,364	18,760
Valuation Allowance(1)	(5,691)	(9,318)
Unrealized loss on hedging contracts	1,585	48
Other	9,278	3,798
	104,950	96,236
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(98,348)	(120,321)
Plant and equipment, principally due to differences in depreciation	(154,642)	(148,959)
Customer acquisition costs	(22,466)	(24,647)
	(275,456)	(293,927)
Net deferred tax liability	$(170,506)	$(197,691)

(1)   The majority of the increase in our valuation allowance from 2004 to 2005 relates primarily to net operating losses acquired through acquisitions. Approximately $4,600 of the total 2005 valuation allowance, if realized, will be recorded as a reduction to goodwill.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

8. Income Taxes (Continued)

We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options and the 15% discount associated with our employee stock purchase plan are included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options and incremental amounts recorded above the 15% discount associated with the employee stock purchase plan are recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $3,950, $6,904 and $9,668 for the years ended December 31, 2003, 2004 and 2005, respectively.

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

We file a consolidated federal income tax return with our U.S. subsidiaries. The provision for income taxes consists of the following components:

	Year Ended December 31,
	2003	2004	2005
Federal—deferred	$43,856	$54,237	$55,891
State—current	2,758	4,094	8,847
State—deferred	14,871	9,339	181
Foreign—current and deferred	5,245	1,904	16,565
	$66,730	$69,574	$81,484

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

8. Income Taxes (Continued)

A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision for income taxes and minority interests for the years ended December 31, 2003, 2004 and 2005, respectively, is as follows:

	Year Ended December 31,
	2003	2004	2005
Computed “expected” tax provision	$54,946	$58,357	$68,956
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	11,459	8,732	6,430
Increase in valuation allowance	—	—	1,092
Foreign tax rate and tax law differential	(540)	(1,584)	(94)
Other, net	865	4,069	5,100
	$66,730	$69,574	$81,484

9. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2004
Total revenues	$433,922	$445,410	$459,330	$478,927
Operating income	85,752	86,866	85,002	86,876
Net income	22,997	22,857	18,450	29,887
Net income per share—basic	0.18	0.18	0.14	0.23
Net income per share—diluted	0.18	0.17	0.14	0.23
2005
Total revenues	501,406	511,922	526,472	538,355
Operating income	91,110	96,693	102,177	96,804
Income before cumulative effect of change in accounting principle	22,949	25,410	36,377	29,114
Net income	22,949	25,410	36,377	26,363
Income before cumulative effect of change in accounting principle per share—basic	0.18	0.19	0.28	0.22
Income before cumulative effect of change in accounting principle per share—diluted	0.17	0.19	0.27	0.22
Net income per share—basic	0.18	0.19	0.28	0.20
Net income per share—diluted	0.17	0.19	0.27	0.20

10. Segment Information

We operate in eight operating segments, based on their economic environment, geographic area, the nature of their services and the nature of their processes:

•       Business Records Management—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

10. Segment Information (Continued)

audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services and service, courier operations, and the collection, handling and disposal of sensitive documents for corporate customers

•       Data Protection—the storage and rotation of backup computer media as part of corporate disaster and business recovery plans, including service and courier operations and electronic vaulting services for the server market

•       Fulfillment—the storage of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders; the assembly of custom marketing packages and orders; the management and detailed reporting on customer marketing literature inventories

•       Digital Archiving Services—storage and related services for electronic records conveyed via telecommunication lines and the Internet

•       Europe—information protection and storage services throughout Europe

•       South America—information protection and storage services throughout South America

•       Mexico—information protection and storage services throughout Mexico

•       Asia Pacific—information protection and storage services throughout Australia and New Zealand

The South America, Mexico and Asia Pacific operating segments do not individually meet the quantitative thresholds for a reporting segment, but have been aggregated and reported with Europe as one reporting segment, “International,” given their similar economic characteristics, products, customers and processes. The Fulfillment and Digital Archiving Services operating segments do not meet the quantitative thresholds for a reportable segment and thus are included in the “Corporate and Other” category. Corporate items include non-operating overhead, corporate general and administrative expenses, non-allocated operating expenses and inter-segment eliminations. Corporate assets are principally cash and cash equivalents, prepaid items, certain non-operating fixed assets, deferred income taxes, certain non-trade receivables, certain inter-segment receivables, and deferred financing costs.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

10. Segment Information (Continued)

An analysis of our business segment information to the respective information and reconciliation to the consolidated financial statements is as follows:

	Business Records Management	Data Protection	International	Corporate & Other(1)	Total Consolidated
2003
Total Revenues	$1,022,335	$251,141	$198,068	$29,785	$1,501,329
Contribution	286,208	71,240	46,825	32,668	436,941
Total Assets	2,536,415	375,845	765,814	214,025	3,892,099
Expenditures for Segment Assets(2)	179,450	28,667	358,515	30,312	596,944
2004
Total Revenues	1,107,587	278,984	380,033	50,985	1,817,589
Contribution	308,630	78,597	89,751	30,466	507,444
Total Assets	2,708,068	391,184	1,024,135	319,000	4,442,387
Expenditures for Segment Assets(2)	217,868	19,528	243,030	148,350	628,776
2005
Total Revenues	1,206,316	324,536	435,269	112,034	2,078,155
Contribution	339,213	95,115	113,278	22,615	570,221
Total Assets	2,816,098	434,509	1,142,217	373,316	4,766,140
Expenditures for Segment Assets(2)	176,049	29,393	178,662	79,694	463,798

(1)          Total assets include the inter-segment elimination amounts of $1,813,276, $1,884,185 and $1,883,545 as of December 31, 2003, 2004 and 2005, respectively.

(2)          Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

The accounting policies of the reportable segments are the same as those described in Note 2 except that certain costs continue to be allocated from Corporate & Other to the other segments in 2003, 2004 and 2005, primarily to our Business Records Management and Data Protection segments. These allocations, which include rent, worker’s compensation, property, general liability, auto and other insurance, pension/medical costs, incentive compensation, real estate property taxes and provision for bad debts, are based on rates set at the beginning of each year. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

10. Segment Information (Continued)

A reconciliation of Contribution to net income on a consolidated basis is as follows:

	Years Ended December 31,
	2003	2004	2005
Contribution	$436,941	$507,444	$570,221
Less: Depreciation and Amortization	130,918	163,629	186,922
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,130	(681)	(3,485)
Interest Expense, Net	150,468	185,749	183,584
Other (Income) Expense, Net	(2,564)	(7,988)	6,182
Income before Provision for Income Taxes and Minority Interest	$156,989	$166,735	$197,018

Information as to our operations in different geographical areas is as follows:

	2003	2004	2005
Revenues:
United States	$1,215,669	$1,330,979	$1,504,907
United Kingdom	145,735	270,665	275,426
Canada	87,592	106,577	132,302
Other International	52,333	109,368	165,520
Total Revenues	$1,501,329	$1,817,589	$2,078,155
Long-lived Assets:
United States	$2,514,031	$2,735,545	$2,887,981
United Kingdom	551,924	618,712	594,178
Canada	253,874	315,872	335,929
Other International	100,687	271,104	393,884
Total Long-lived Assets	$3,420,516	$3,941,233	$4,211,972

11. Commitments and Contingencies

a.                 Leases

We lease most of our facilities under various operating leases. A majority of these leases have renewal options of five to ten years and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $134,371, $163,564 and $185,542 for the years ended December 31, 2003, 2004 and 2005, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

11. Commitments and Contingencies (Continued)

Minimum future lease payments, net of sublease income of $2,015, $1,138, $858, $580, $449 and $676 for 2006, 2007, 2008, 2009, 2010 and thereafter, respectively, are as follows:

Year	Operating
2006	$164,022
2007	145,912
2008	127,344
2009	110,528
2010	92,408
Thereafter	473,583
Total minimum lease payments	$1,113,797

We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2005 was $55,465. Such amount does not take into consideration the recovery or resale value associated with these vehicles. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

b.                Litigation

We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings are pending to which we, or any of our properties, are subject. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

12. Related Party Transactions

We lease space to an affiliated company, Schooner, for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2003, 2004 and 2005, Schooner paid rent to us totaling $144, $153 and $161, respectively. We lease facilities from an officer. Our aggregate rental payment for such facilities during 2003, 2004 and 2005 was $919, $955 and $978, respectively.

We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The remaining benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $730 as of December 31, 2005.

In December 2005, IME made a $2,860 investment in a Polish joint venture in which one of our directors has an indirect 20% interest.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005
(In thousands, except share and per share data)

13. Employee Benefit Plans

a.                 Iron Mountain Companies 401(k) Plan

We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.’s 401(k) Plan. We make matching contributions based on the amount of an employee’s contribution in accordance with the plan document. We have expensed $4,164, $4,320 and $6,737 for the years ended December 31, 2003, 2004 and 2005, respectively.

b.                Employee Stock Purchase Plan

We offer an employee stock purchase plan that was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,125,000 to 2,325,000 (the “Plan”). Participation is available to substantially all employees who meet certain service eligibility requirements. The Plan provides a way for our eligible employees to become stockholders on favorable terms. The Plan provides for the purchase of our common stock by eligible employees through successive offering periods. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the Plan is 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. There were 133,072, 348,320 and 386,115 shares purchased under the Plan for the years ended December 31, 2003, 2004 and 2005, respectively. The number of shares available for purchase at December 31, 2005 was 1,457,493.

REPORT OF THE INDEPENDENT AUDITORS

To the Board of Directors of
Iron Mountain Europe Limited:

We have audited the accompanying consolidated statements of operations, stockholders’ equity and comprehensive (loss)/income and cash flows of Iron Mountain Europe Limited for the year ended October 31, 2003. These consolidated financial statements are the responsibility of the management of Iron Mountain Europe Limited. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements of Iron Mountain Europe Limited referred to above present fairly, in all material respects, the consolidated  results of their operations and their consolidated cash flows for the year ended October 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

/s/ RSM ROBSON RHODES LLP

Chartered Accountants
Birmingham, England

March 8, 2004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ C. RICHARD REESE
C. Richard Reese Chairman of the Board and Chief Executive Officer

Dated:  March 16, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. RICHARD REESE	Chairman of the Board of Directors and Chief Executive Officer	March 16, 2006
C. Richard Reese
/s/ BOB BRENNAN	President and Chief Operating Officer	March 16, 2006
Bob Brennan
/s/ JOHN F. KENNY, JR.	Executive Vice President, Chief Financial Officer and Director (Principal Financial Officer and Principal Accounting Officer)	March 16, 2006
John F. Kenny, Jr.
/s/ CLARKE H. BAILEY	Director	March 16, 2006
Clarke H. Bailey
/s/ CONSTANTIN R. BODEN	Director	March 16, 2006
Constantin R. Boden
/s/ KENT P. DAUTEN	Director	March 16, 2006
Kent P. Dauten
/s/ B. THOMAS GOLISANO	Director	March 16, 2006
B. Thomas Golisano
/s/ ARTHUR D. LITTLE	Director	March 16, 2006
Arthur D. Little
/s/ VINCENT J. RYAN	Director	March 16, 2006
Vincent J. Ryan

INDEX TO EXHIBITS

Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Exhibit numbers in parentheses refer to the exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item	Exhibit
2.1	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of which have been omitted pursuant to a request for confidential treatment).	(2.1)(19)
2.2	Agreement and Plan of Merger by and between Iron Mountain Incorporated, a Pennsylvania corporation, and the Company, dated as of May 27, 2005.	(2.1)(25)
3.1	Amended and Restated Certificate of Incorporation of the Company.	(3.1)(25)
3.2	Bylaws of the Company.	(3.2)(25)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(15)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(15)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(6)
4.2	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(13)
4.3	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(13)
4.4	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(16)
4.5

Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.

(4.7)(18)
4.6	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and the Trustee.	(4.8)(18)
4.7	Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and the Trustee.	(4.9)(20)
4.8	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(10)
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan, as amended.(#)	(10.7)(12)
10.2	Nonqualified Stock Option Plan of Pierce Leahy Corp.(#)	(10.3)(9)
10.3	Iron Mountain Incorporated 1997 Stock Option Plan, as amended.(#)	(10.9)(12)
10.4	Iron Mountain/ATSI 1995 Stock Option Plan.(#)	(10.2)(2)
10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended.(#)	(10.3)(5)
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan.(#)	(10.8)(18)
10.7	Form of Iron Mountain Incorporated Amended and Restated Non-Qualified Stock Option Agreement.(#)	(10.9)(22)
10.8	Form of Iron Mountain Incorporated Incentive Stock Option Agreement.(#)	(10.10)(22)

10.9	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	(10.11)(22)
10.10	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement.(#)	(10.12)(22)
10.11	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement.(#)	(10.13)(22)
10.12	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	(10.14)(22)
10.13	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	(10.15)(22)
10.14	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	(10.16)(22)
10.15	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	(10.17)(22)
10.16	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	(10.18)(22)
10.17	2005 Categories of Criteria under the 2003 Senior Executive Incentive Plan. (#)	(10.1)(24)
10.18	Summary Description of Compensation Plan for Executive Officers. (#)	(10.3)(24)
10.19	2003 Senior Executive Incentive Plan. (#)	(10.4)(24)
10.20	Compensation Plan for Non-Employee Directors. (#)	(10)(23)
10.21	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company.(#)	(10.1)(1)
10.22	Fifth Amended and Restated Credit Agreement dated as of March 15, 2002 among the Company, certain lenders party thereto and JPMorgan Chase Bank, as Administrative Agent.	(10.10)(16)
10.23	Strategic Alliance Agreement, dated as of January 4, 1999, by and among the Company, Iron Mountain (U.K.) Limited, Britannia Data Management Limited and Mentmore Abbey plc.	(10.2)(4)
10.24	Lease Agreement, dated as of October 1, 1998, between Iron Mountain Statutory Trust—1998 and IMRM.	(10.20)(3)
10.25	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1998 and IMIM.	(10.1)(17)
10.26	Unconditional Guaranty, dated as of October 1, 1998, from the Company to Iron Mountain Statutory Trust—1998.	(10.21)(3)
10.27

Amendment and Consent to Unconditional Guaranty, dated as of July 1, 1999, between the Company and Iron Mountain Statutory Trust—1998 and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.

(10.1)(7)
10.28

Amendment No. 2 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.

(10.17)(16)
10.29

Amendment No. 3 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.

(10.18)(16)
10.30

Amendment No. 4 and Consent to Unconditional Guaranty, dated as of August 15, 2000, between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.

(10.3)(11)

10.31

Amendment No. 5 and Consent to Unconditional Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1998, and consented to by the lenders listed therein and the Bank of Nova Scotia, as Agent Bank for such lenders.

(10.2)(17)
10.32	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.20)(18)
10.33	Amended and Restated Agency Agreement, dated October 1, 1998, by and between Iron Mountain Statutory Trust—1998 and IMRM.	(10.22)(3)
10.34	Lease Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.2)(8)
10.35	Amendment No. 1 and Consent to Lease Agreement, dated March 15, 2002, between Iron Mountain Statutory Trust—1999 and IMIM.	(10.3)(17)
10.36	Agency Agreement, dated as of July 1, 1999, by and between Iron Mountain Statutory Trust—1999 and IMRM.	(10.1)(8)
10.37	Unconditional Guaranty, dated as of July 1, 1999, from the Company to Iron Mountain Statutory Trust—1999.	(10.3)(8)
10.38

Amendment No. 1 and Consent to Unconditional Guaranty, dated as of October 22, 1999, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.

(10.24)(16)
10.39

Amendment No. 2 and Consent to Unconditional Guaranty, dated as of January 31, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.

(10.25)(16)
10.40

Amendment No. 3 and Consent to Unconditional Guaranty, dated as of August 16, 2000, between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.

(10.2)(11)
10.41

Amendment No. 4 to Unconditional Guaranty, dated as of March 20, 2001 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.

(10.4)(17)
10.42

Amendment No. 5 and Unconditional Consent to Guaranty, dated as of March 15, 2002 between the Company and Iron Mountain Statutory Trust—1999, and consented to by the lenders listed therein and Wachovia Capital Investments, Inc., as Agent Bank for such lenders.

(10.5)(17)
10.43	Guaranty Letter, dated December 31, 2002, to BTM Capital and JH Equity Realty Investors, Inc., from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.31)(18)
10.44	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.1)(14)
10.45	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Lessee.	(10.28)(16)
10.46	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, IMIM and the Company.	(10.6)(17)
10.47	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(14)

10.48	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	(10.36)(18)
10.49	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.37)(18)
10.50	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and IMRM, as Construction Agent.	(10.3)(14)
10.51

First Amendment, dated as of July 9, 2003, to the Fifth Amended and Restated Credit Agreement, dated as of March 15, 2002, among the Company, certain lenders party thereto and J.P. Morgan Chase Bank, as Administrative Agent.

(10.1)(19)
10.52

Multi-Currency Term, Revolving Credit Facilities Agreement, dated as of March 2004, among Iron Mountain Europe Limited, certain lenders party thereto, Barclays Capital and The Governor and Company of the Bank of Scotland, as arrangers, and The Bank of Scotland as the facility agent, security trustee and letter of credit issuing bank.

(10.40)(20)
10.53

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

(10.1)(21)
10.54	Letter Agreement, dated December 8, 2004 and revised December 16, 2004, between Iron Mountain Records Management and Peter Delle Donne regarding severance benefits.	(10.53)(22)
12	Statement re: Computation of Ratios.	Filed herewith as Exhibit 12
21	Subsidiaries of the Company.	Filed herewith as Exhibit 21
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware).	Filed herewith as Exhibit 23.1
23.2	Consent of RSM Robson Rhodes LLP (Iron Mountain Europe Limited).	Filed herewith as Exhibit 23.2
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.	Filed herewith as Exhibit 31.1
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.	Filed herewith as Exhibit 31.2
32.1	Section 1350 Certification of Chief Executive Officer.	Furnished herewith as Exhibit 32.1
32.2	Section 1350 Certification of Chief Financial Officer.	Furnished herewith as Exhibit 32.2

      (1)  Filed as an Exhibit to Iron Mountain/DE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1997, filed with the Commission, File No. 0-27584.

      (2)  Filed as an Exhibit to Iron Mountain/DE’s Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

      (3)  Filed as an Exhibit to Iron Mountain/DE’s Registration Statement No. 333-67765, filed with Commission on November 23, 1998.

      (4)  Filed as an Exhibit to Iron Mountain/DE’s Current Report on Form 8-K dated January 19, 1999, filed with the Commission, File No. 0-27584.

      (5)  Filed as an Exhibit to Iron Mountain/DE’s Current Report on Form 8-K dated April 16, 1999, filed with the Commission, File No. 0-27584.

      (6)  Filed as an Exhibit to Iron Mountain/DE’s Current Report of Form 8-K dated May 11, 1999, filed with the Commission, File No. 0-27584.

      (7)  Filed as an Exhibit to Iron Mountain/DE’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1999, filed with the Commission, File No. 0-27584.

      (8)  Filed as an Exhibit to Iron Mountain/DE’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999, filed with the Commission, File No. 1-14937.

      (9)  Filed as an Exhibit Amendment No. 1 to Pierce Leahy’s Registration Statement No. 333-9963, filed with the Commission on October 4, 1996.

(10)  Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.

(11)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2000, filed with the Commission, File No. 1-13045.

(12)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission, File No. 1-13045.

(13)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission, File No. 1-13045.

(14)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission, File No. 1-13045.

(15)  Filed as an Exhibit to the Company’s Registration Statement No. 333-75068, filed with the Commission on December 13, 2001.

(16)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission, File No. 1-13045.

(17)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission, File No. 1-13045.

(18)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission, File No. 1-13045.

(19)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission, File No. 1-13045.

(20)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission, File No. 1-13045.

(21)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 1-13045.

(22)  Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission, File No. 1-13045.

(23)  Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2005, filed with the Commission, File No. 1-13045.

(24)  Filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 5, 2005, filed with the Commission, File No. 1-13045.

(25)  Filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 27, 2005, filed with the Commission, File No. 1-13045.