Form 10-Q
period 2006-03-31
IRON MOUNTAIN INC
filed 2006-05-10
CIK 1020569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2006
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

Number of shares of the registrant’s Common Stock at May 1, 2006: 131,892,422

IRON MOUNTAIN INCORPORATED

Part I.            Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31,	March 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$53,413	$42,552
Accounts receivable (less allowances of $14,522 and $13,366, respectively)	408,564	421,936
Deferred income taxes	27,623	27,165
Prepaid expenses and other	64,568	71,440
Total Current Assets	554,168	563,093
Property, Plant and Equipment:
Property, plant and equipment	2,556,880	2,627,264
Less—Accumulated depreciation	(775,614)	(820,471)
Net Property, Plant and Equipment	1,781,266	1,806,793
Other Assets, net:
Goodwill	2,138,641	2,131,372
Customer relationships and acquisition costs	229,006	232,050
Deferred financing costs	31,606	30,264
Other	31,453	33,785
Total Other Assets, net	2,430,706	2,427,471
Total Assets	$4,766,140	$4,797,357
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$25,905	$33,218
Accounts payable	148,234	113,612
Accrued expenses	266,720	246,358
Deferred revenue	151,137	157,349
Total Current Liabilities	591,996	550,537
Long-term Debt, net of current portion	2,503,526	2,531,267
Other Long-term Liabilities	33,545	33,573
Deferred Rent	35,763	38,863
Deferred Income Taxes	225,314	236,396
Commitments and Contingencies (see Note 9)
Minority Interests	5,867	4,672
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 200,000,000 shares; issued and outstanding 131,662,871 shares and 131,845,641 shares, respectively)	1,317	1,318
Additional paid-in capital	1,105,604	1,111,812
Retained earnings	244,524	271,797
Accumulated other comprehensive items, net	18,684	17,122
Total Stockholders’ Equity	1,370,129	1,402,049
Total Liabilities and Stockholders’ Equity	$4,766,140	$4,797,357

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Revenues:
Storage	$285,355	$319,155
Service and storage material sales	216,051	244,502
Total Revenues	501,406	563,657
Operating Expenses:
Cost of sales (excluding depreciation)	230,628	262,368
Selling, general and administrative	135,340	158,843
Depreciation and amortization	44,546	49,848
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(218)	163
Total Operating Expenses	410,296	471,222
Operating Income	91,110	92,435
Interest Expense, Net	45,806	46,578
Other Expense (Income), Net	4,663	(2,847)
Income Before Provision for Income Taxes and Minority Interest	40,641	48,704
Provision for Income Taxes	17,236	20,971
Minority Interest in Earnings of Subsidiaries, Net	456	460
Net Income	$22,949	$27,273
Net Income per Share—Basic	$0.18	$0.21
Net Income per Share—Diluted	$0.17	$0.20
Weighted Average Common Shares Outstanding—Basic	129,981	131,681
Weighted Average Common Shares Outstanding—Diluted	131,517	133,313

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2005	2006
Cash Flows from Operating Activities:
Net income	$22,949	$27,273
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries, net	456	460
Depreciation	40,479	45,255
Amortization (includes deferred financing costs and bond discount of $1,206 and $1,232, respectively)	5,273	5,825
Stock compensation expense	1,043	2,706
Provision for deferred income taxes	14,092	14,357
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(218)	163
Loss (Gain) on foreign currency and other, net	2,107	(3,823)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(20,102)	(9,721)
Prepaid expenses and other current assets	(9,086)	(6,222)
Accounts payable	(2,733)	(13,616)
Accrued expenses, deferred revenue and other current liabilities	8,148	(3,528)
Other assets and long-term liabilities	1,006	2,869
Cash Flows from Operating Activities	63,414	61,998
Cash Flows from Investing Activities:
Capital expenditures	(58,646)	(73,677)
Cash paid for acquisitions, net of cash acquired	(33,213)	(23,367)
Additions to customer relationship and acquisition costs	(2,883)	(2,978)
Investment in joint ventures	—	(3,098)
Other, net	271	(745)
Cash Flows from Investing Activities	(94,471)	(103,865)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(115,423)	(177,445)
Proceeds from debt and term loans	139,253	207,752
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(1,704)	(1,270)
Proceeds from exercise of stock options	5,386	2,168
Payment of debt financing costs and stock issuance costs	(58)	(15)
Cash Flows from Financing Activities	27,454	31,190
Effect of exchange rates on cash and cash equivalents	437	(184)
Decrease in Cash and Cash Equivalents	(3,166)	(10,861)
Cash and Cash Equivalents, Beginning of Period	31,942	53,413
Cash and Cash Equivalents, End of Period	$28,776	$42,552
Supplemental Data:
Cash Paid for Interest	$48,899	$48,094
Cash Paid for Income Taxes	$1,307	$4,060
Non-Cash Investing Activities:
Capital Leases	$105	$4,289
Capital Expenditures	$—	$(21,362)

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

The consolidated balance sheet presented as of December 31, 2005 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

b.                Foreign Currency Translation

Local currencies are considered the functional currencies for our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the “7 1/4% notes”), (b) the borrowings in certain foreign currencies under our revolving credit agreements, and (c) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net loss amounted to $4,789 and a net gain of $1,329 for the three months ended March 31, 2005 and 2006, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2005 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of March 31, 2006, no factors were identified that would alter this assessment. Impairment adjustments recognized in the future, if any, will be recognized as operating expenses. Our operating segments at which level we performed our goodwill impairment analysis for the year ending December 31, 2005 were as follows:  Business Records Management, Data Protection, Fulfillment, Digital Archiving Services, Europe, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more operating segments, the goodwill is reassigned to the segments affected based on their relative fair value. Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. See Note 8 for more information regarding our changes in segment reporting.

Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each operating segment. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three month period ended March 31, 2006 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2005	$1,543,037	$463,742	$131,862	$2,138,641
Deductible Goodwill acquired during the period	2,680	603	—	3,283
Nondeductible Goodwill acquired during the period	—	6,565	—	6,565
Adjustments to purchase reserves	(269)	—	—	(269)
Fair value adjustments	(4)	(13,534)	361	(13,177)
Currency effects and other adjustments	(1,196)	(2,632)	157	(3,671)
Balance as of March 31, 2006	$1,544,248	$454,744	$132,380	$2,131,372

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at March 31, 2006 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$271,344	$39,294	$232,050
Core Technology(1)	25,960	3,754	22,206
Non-Compete Agreements(1)	1,418	1,046	372
Deferred Financing Costs	46,676	16,412	30,264
Total	$345,398	$60,506	$284,892

(1)          Included in other assets, net in the accompanying consolidated balance sheet.

d.                Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We adopted the measurement provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure” in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003.

Among other items, SFAS No. 123R eliminates the use of APB No. 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, “Employee Stock-Based Awards”) based on the requirements of SFAS No. 123R beginning January 1, 2006 and based on the requirements of SFAS No. 123 for all unvested awards granted prior to January 1, 2006.

Stock-based compensation expense, included in the accompanying consolidated statements of operations, in the first quarter of 2006 was $2,706 ($1,658 after tax or $0.01 per basic and diluted share) and in the first quarter of 2005 was $1,043 ($859 after tax or $0.01 per basic and diluted share) for Employee Stock-Based Awards. In the first quarter of 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $297 and net income to decrease by $182 and had no impact on basic and diluted earnings per share.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

as required under current rules, potentially reducing net operating cash flows and increasing net financing cash flows in future periods.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded in the first quarter of 2005 based on SFAS No. 123R.  The reported and pro forma net income and earnings per share for the first quarter of 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the first quarter of 2006 are included in the table below only to provide the detail for a comparative presentation to the first quarter of 2005.

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Net income, as reported	$22,949	$27,273
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	859	1,658
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(1,198)	(1,658)
Net income, pro forma	$22,610	$27,273
Earnings per share:
Basic—as reported	$0.18	$0.21
Basic—pro forma	0.17	0.21
Diluted—as reported	0.17	0.20
Diluted—pro forma	0.17	0.20

Stock Options

Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder’s employment is terminated. Our Directors are considered employees under the provisions of SFAS No. 123R.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the three months ended March 31, 2005 and 2006 was $10.39 and $15.57 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Three Months Ended March 31, 2005	Three Months Ended March 31, 2006
Expected volatility	27.5%	25.4%
Risk-free interest rate	3.96%	4.42%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected dividend yield was not considered in the option pricing model since we do not pay dividends and have no current plans to do so in the future. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees.

A summary of option activity for the three months ended March 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,495,274	$22.41
Granted	166,457	41.98
Exercised	(182,301)	13.34
Forfeited	(70,501)	25.91
Outstanding at March 31, 2006	5,408,929	$23.26	6.6	$94,548
Options exercisable at March 31, 2006	2,646,819	$15.67	4.6	$66,356

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 was approximately $5,205.

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005 which had a 3-year vesting period.  The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense in the first quarter of 2006 is a portion of the cost related to restricted stock granted in July 2005. We did not grant restricted stock in the first three months of 2006.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock activity for the three months ended March 31, 2006 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2005	64,641	$30.94
Granted	—	—
Vested	—	—
Forfeited	—	—
Non-vested at March 31, 2006	64,641	$30.94

The total fair value of shares vested for the first quarter of 2006 was $0 as no shares vested during the period.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower.  In the three months ended March 31, 2005 and 2006, there were no offering periods which ended under the ESPP and no shares were issued.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The fair value of the ESPP offerings is estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table for the respective periods. Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life equates to the 6-month offering period over which employees accumulate payroll deductions to purchase our common stock. Expected dividend yield was not considered in the option pricing model since we do not pay dividends and have no current plans to do so in the future.

Weighted Average Assumption	December 2004 Offering	December 2005 Offering
Expected volatility	24.0%	26.6%
Risk-free interest rate	3.41%	4.04%
Expected dividend yield	None	None
Expected life of the option	6 months	6 months

The weighted average fair value for the ESPP options was $6.07 and $8.70 for the December 2004 and December 2005 offerings, respectively.

As of March 31, 2006, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $23,848 and is expected to be recognized over a weighted-average period of 4.2 years.

We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

e.                 Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,536,016 and 1,632,348 shares for the three months ended March 31, 2005 and 2006, respectively. Potential common shares of 420,961 and 346,853 for the three months ended March 31, 2005 and 2006, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

f.                   Revenue

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials or data (generally on a per unit or per cubic foot of records basis). Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

materials. Related core service revenues arise from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (b) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration; and providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales (less than 1% of consolidated revenues in the first quarter of 2006). Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

g.                 Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairments of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(3) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended March 31,
	2005	2006
Comprehensive Income:
Net Income	$22,949	$27,273
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	2,355	(1,782)
Market Value Adjustments for Hedging Contracts, Net of Tax	1,124	214
Market Value Adjustments for Securities, Net of Tax	9	6
Comprehensive Income	$26,437	$25,711

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

We entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedged interest rate risk on certain amounts of our term loan. As of March 31, 2006, both of these swap agreements had expired. Additionally, as a result of the foregoing, for the three months ended March 31, 2005 and 2006, we recorded additional interest expense of $1,533 and $127, respectively, resulting from interest rate swap payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. We have recorded, in

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $1,504 ($1,450 recorded in accrued expenses and $54 recorded in other long-term liabilities) as of March 31, 2006. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability through earnings. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest income of $1,428 and $568 for the three months ended March 31, 2005 and 2006, respectively.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME’s 100,000 British pounds sterling term loan facility. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $74 (which was all recorded in accrued expenses), $22 and $52, respectively, as of March 31, 2006. For the three months ended March 31, 2005 and 2006, we recorded additional interest income of $20 and interest expense of $113, respectively, resulting from interest rate swap cash payments.

(5) Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2006 acquisitions was provided through borrowings under our credit facilities.

A summary of the consideration paid and the allocation of the purchase price of all 2006 acquisitions is as follows:

Cash Paid (Gross of cash acquired)(1)	$16,476
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(11,472)
Liabilities Assumed(3)	6,280
Minority Interest(4)	(1,436)
Total Fair Value of Identifiable Net Assets Acquired	(6,628)
Recorded Goodwill	$9,848

(1)          Included in cash paid for acquisitions in the consolidated statements of cash flows for the three months ended March 31, 2006 are contingent payments totaling $7,032 related to acquisitions made in prior years.

(2)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements. Additionally, includes customer relationship assets of $4,313 for the three months ended March 31, 2006.

(3)          Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)          Consisted primarily of the carrying value of minority interests of European partners at the date of acquisition.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisitions (Continued)

Allocation of the purchase price for the 2006 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2005 and 2006 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2006 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2005	Three Months Ended March 31, 2006
Reserves, Beginning Balance	$21,414	$12,698
Reserves Established	1,142	280
Expenditures	(7,360)	(1,690)
Adjustments to Goodwill, including currency effect(1)	(2,498)	(69)
Reserves, Ending Balance	$12,698	$11,219

(1)          Includes adjustments to goodwill as a result of finalizing our restructuring plans.

At March 31, 2006, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($8,592), severance costs for 22 people ($507), and move and other exit costs ($2,120). These accruals are expected to be used prior to March 31, 2007 except for lease losses ($6,712) and severance contracts ($152), both of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt

Long-term debt consists of the following:

	December 31, 2005		March 31, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$216,396	$216,396	$241,693	$241,693
IMI Term Loan Facility(1)	345,500	345,500	344,625	344,625
IME Revolving Credit Facility(1)	84,262	84,262	84,431	84,431
IME Term Loan Facility(1)	177,450	177,450	176,750	176,750
8 1/4% Senior Subordinated Notes due 2011(2)	149,760	151,500	149,771	151,875
8 5/8% Senior Subordinated Notes due 2013(2)	481,032	502,513	481,027	501,311
7 1/4% GBP Senior Subordinated Notes due 2014(2)	258,120	250,376	260,970	255,751
7 3/4% Senior Subordinated Notes due 2015(2)	439,506	435,568	439,278	435,568
6 5/8% Senior Subordinated Notes due 2016(2)	315,059	299,200	315,182	300,800
Real Estate Mortgages(1)	4,707	4,707	4,537	4,537
Seller Notes(1)	9,398	9,398	8,736	8,736
Other(1)	48,241	48,241	57,485	57,485
Total Long-term Debt	2,529,431		2,564,485
Less Current Portion	(25,905)		(33,218)
Long-term Debt, Net of Current Portion	$2,503,526		$2,531,267

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2005 and March 31, 2006) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair value of these debt instruments is based on quoted market prices for these notes on December 31, 2005 and March 31, 2006.

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies, and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of March 31, 2006 included 100,000 British pounds sterling and 69,807 Euro of borrowings (totaling $261,181) under the IME

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt (Continued)

Credit Agreement; we also had various outstanding letters of credit totaling 3,923 British pounds sterling ($6,934). The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on January 31, 2006, was approximately 48,587 British pounds sterling ($85,878). The interest rates in effect under the IME revolving credit facility ranged from 3.6% to 5.9% as of January 31, 2006. For the three months ended March 31, 2005 and 2006, we recorded commitment fees of $206 and $137, respectively, based on 0.9% and 0.6% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550,000 and was comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement, increasing availability under the revolving credit facility from $350,000 to $400,000. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750,000 as of December 31, 2005. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of March 31, 2006, we had $241,693 of borrowings under our IMI revolving credit facility, of which $33,500 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 183,000), in Australian dollars (AUD 55,000) and in New Zealand dollars (NZD 20,200); we also had various outstanding letters of credit totaling $23,827. The remaining availability, based on IMI’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on March 31, 2006 was $134,480. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility was 6.1% and 6.9%, respectively, as of March 31, 2006. For the three months ended March 31, 2005 and 2006, we recorded commitment fees of $257 and $126, respectively, based on 0.5% of unused balances under the IMI revolving credit facility.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of March 31, 2006.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2005 and March 31, 2006 and for the three months ended March 31, 2005 and 2006. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	March 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$14,615	$27,937	$—	$42,552
Accounts Receivable	—	287,107	134,829	—	421,936
Intercompany Receivable	868,382	—	—	(868,382)	—
Other Current Assets	48	65,714	33,300	(457)	98,605
Total Current Assets	868,430	367,436	196,066	(868,839)	563,093
Property, Plant and Equipment, Net	—	1,228,951	577,842	—	1,806,793
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,085,448	11,084	—	(2,096,532)	—
Investment in Subsidiaries	550,012	259,323	—	(809,335)	—
Goodwill	—	1,485,770	635,861	9,741	2,131,372
Other	25,909	130,187	140,698	(695)	296,099
Total Other Assets, Net	2,661,369	1,886,364	776,559	(2,896,821)	2,427,471
Total Assets	$3,529,799	$3,482,751	$1,550,467	$(3,765,660)	$4,797,357
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$262,789	$605,593	$(868,382)	$—
Current Portion of Long-term Debt	4,093	7,210	21,915	—	33,218
Total Other Current Liabilities	46,194	334,304	137,278	(457)	517,319
Long-term Debt, Net of Current Portion	2,072,610	11,900	446,757	—	2,531,267
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,085,448	10,084	(2,096,532)	—
Other Long-term Liabilities	3,853	247,614	58,060	(695)	308,832
Commitments and Contingencies
Minority Interests	—	—	(238)	4,910	4,672
Stockholders’ Equity	1,402,049	533,486	271,018	(804,504)	1,402,049
Total Liabilities and Stockholders’ Equity	$3,529,799	$3,482,751	$1,550,467	$(3,765,660)	$4,797,357

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$208,053	$77,302	$—	$285,355
Service and Storage Material Sales	—	153,034	63,017	—	216,051
Total Revenues	—	361,087	140,319	—	501,406
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	161,405	69,223	—	230,628
Selling, General and Administrative	54	100,309	34,977	—	135,340
Depreciation and Amortization	9	32,276	12,261	—	44,546
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(203)	(15)	—	(218)
Total Operating Expenses	63	293,787	116,446	—	410,296
Operating (Loss) Income	(63)	67,300	23,873	—	91,110
Interest Expense (Income), Net	39,089	(8,253)	14,970	—	45,806
Equity in the Earnings of Subsidiaries, Net of Tax	(54,818)	(4,525)	—	59,343	—
Other (Income) Expense, Net	(7,283)	10,933	1,013	—	4,663
Income Before Provision for Income Taxes and Minority Interest	22,949	69,145	7,890	(59,343)	40,641
Provision for Income Taxes	—	14,691	2,545	—	17,236
Minority Interest in Earnings of Subsidiaries, Net	—	—	456	—	456
Net Income	$22,949	$54,454	$4,889	$(59,343)	$22,949

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$232,248	$86,907	$—	$319,155
Service and Storage Material Sales	—	169,618	74,884	—	244,502
Total Revenues	—	401,866	161,791	—	563,657
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	180,228	82,140	—	262,368
Selling, General and Administrative	(152)	121,100	37,895	—	158,843
Depreciation and Amortization	20	35,311	14,517	—	49,848
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(33)	196	—	163
Total Operating Expenses	(132)	336,606	134,748	—	471,222
Operating Income	132	65,260	27,043	—	92,435
Interest Expense (Income), Net	40,533	(9,402)	15,447	—	46,578
Equity in the Earnings of Subsidiaries, Net of Tax	(68,382)	(8,342)	—	76,724	—
Other Expense (Income), Net	708	(1,257)	(2,298)	—	(2,847)
Income Before Provision for Income Taxes and Minority Interest	27,273	84,261	13,894	(76,724)	48,704
Provision for Income Taxes	—	16,547	4,424	—	20,971
Minority Interest in Earnings of Subsidiaries, Net	—	—	460	—	460
Net Income	$27,273	$67,714	$9,010	$(76,724)	$27,273

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(39,927)	$93,046	$10,295	$—	$63,414
Cash Flows from Investing Activities:
Capital expenditures	—	(39,735)	(18,911)	—	(58,646)
Cash paid for acquisitions, net of cash acquired	—	(13,958)	(19,255)	—	(33,213)
Intercompany loans to subsidiaries	54,561	19,652	—	(74,213)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(1,641)	(1,242)	—	(2,883)
Other, net	—	271	—	—	271
Cash Flows from Investing Activities	38,875	(51,097)	(39,408)	(42,841)	(94,471)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(104,318)	(797)	(10,308)	—	(115,423)
Proceeds from debt and term loans	100,000	—	39,253	—	139,253
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(1,704)	—	(1,704)
Intercompany loans from parent	—	(55,216)	(18,997)	74,213	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Proceeds from exercise of stock options	5,386	—	—	—	5,386
Payment of debt financing costs and stock issuance costs	(16)	—	(42)	—	(58)
Cash Flows from Financing Activities	1,052	(40,327)	23,888	42,841	27,454
Effect of exchange rates on cash and cash equivalents	—	—	437	—	437
Increase (Decrease) in cash and cash equivalents	—	1,622	(4,788)	—	(3,166)
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of period	$—	$12,643	$16,133	$—	$28,776

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(38,834)	$86,120	$14,712	$—	$61,998
Cash Flows from Investing Activities:
Capital expenditures	—	(54,209)	(19,468)	—	(73,677)
Cash paid for acquisitions, net of cash acquired	—	(9,546)	(13,821)	—	(23,367)
Intercompany loans to subsidiaries	22,297	11,329	—	(33,626)	—
Additions to customer relationship and acquisition costs	—	(2,288)	(690)	—	(2,978)
Investment in joint ventures	—	—	(3,098)	—	(3,098)
Other, net	—	(608)	(137)	—	(745)
Cash Flows from Investing Activities	22,297	(55,322)	(37,214)	(33,626)	(103,865)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(167,389)	(3,413)	(6,643)	—	(177,445)
Proceeds from debt and term loans	181,773	—	25,979	—	207,752
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(1,270)	—	(1,270)
Intercompany loans from parent	—	(23,428)	(10,198)	33,626	—
Proceeds from exercise of stock options	2,168	—	—	—	2,168
Payment of debt financing costs and stock issuance costs	(15)	—	—	—	(15)
Cash Flows from Financing Activities	16,537	(26,841)	7,868	33,626	31,190
Effect of exchange rates on cash and cash equivalents	—	—	(184)	—	(184)
Increase (Decrease) in cash and cash equivalents	—	3,957	(14,818)	—	(10,861)
Cash and cash equivalents, beginning of period	—	10,658	42,755	—	53,413
Cash and cash equivalents, end of period	$—	$14,615	$27,937	$—	$42,552

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information

Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Our previous Business Records Management, Data Protection and Fulfillment operating segments are now considered one operating segment which we refer to as the “North American Physical Business”. Online backup and recovery solutions for remote server data and intellectual property management services are now included in the Worldwide Digital Business segment and were previously included in our old Data Protection segment. We now have six operating segments, as follows:

•       North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Hard Copy”); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection”); secure shredding services (“Shredding”); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders, which we refer to as the “Fulfillment” business

•       Worldwide Digital Business—storage and related archiving services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for remote server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code

•       Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Shredding

•       South America—information protection and storage services throughout South America, including Hard Copy and Data Protection

•       Mexico—information protection and storage services throughout Mexico, including Hard Copy and Data Protection

•       Asia Pacific—information protection and storage services throughout Australia and New Zealand, including Hard Copy, Data Protection and Shredding

The South America, Mexico and Asia Pacific operating segments do not individually meet the quantitative thresholds for a reportable segment, but have been aggregated and reported with Europe as one reportable segment, “International Physical Business,” given their similar economic characteristics, products, customers and processes. The Worldwide Digital Business does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended March 31, 2005
Total Revenues	$370,920	$107,458	$23,028	$501,406
Depreciation and Amortization	28,590	10,134	5,822	44,546
Contribution	110,742	25,090	(394)	135,438
Total Assets	3,242,248	1,067,675	198,007	4,507,930
Expenditures for Segment Assets(1)	56,551	35,058	3,133	94,742
Three Months Ended March 31, 2006
Total Revenues	$409,901	$122,971	$30,785	$563,657
Depreciation and Amortization	30,528	12,351	6,969	49,848
Contribution	113,984	29,108	(646)	142,446
Total Assets	3,403,131	1,160,453	233,773	4,797,357
Expenditures for Segment Assets(1)	66,546	29,221	4,255	100,022

(1)          Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

The accounting policies of the reportable segments are the same as those described in Note 2 except that certain corporate and centrally controlled costs are allocated primarily to our North American Physical Business and Worldwide Digital Business segments. These allocations, which include human resources, information technology, finance, rent, real estate property taxes, medical costs, incentive compensation, stock option expense, worker’s compensation, 401(k) match contributions and property, general liability, auto and other insurance, are based on rates and methodologies established at the beginning of each year. Included in the corporate costs allocated to our North American Physical Business segment are certain costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Management has decided to allocate these costs to the North American segment as further allocation is impracticable.

Previously, certain corporate and centrally controlled costs were either not allocated or variances associated with the allocated charges and the actual charges were not pushed down to the operating segments, and these costs and variances remained in our previously reported segment named Corporate and Other. This is no longer the case, and all previously reported periods have been updated to reflect the new methodologies being employed.

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

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended March 31,
	2005	2006
Contribution	$135,438	$142,446
Less: Depreciation and Amortization	44,546	49,848
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(218)	163
Interest Expense, Net	45,806	46,578
Other Expense (Income), Net	4,663	(2,847)
Income before Provision for Income Taxes and Minority Interest	$40,641	$48,704

(9)                               Commitments and Contingencies

We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2005. See our Annual Report on Form 10-K for the year ended December 31, 2005 for amounts outstanding at December 31, 2005.

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

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2006 should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2006, included herein, and for the year ended December 31, 2005, included in our Annual Report on Form 10-K for the year ended December 31, 2005.

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) the cost to comply with current and future legislation or regulation relating to privacy issues; (5) the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers’ confidential information; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost and availability of financing for contemplated growth; (8) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (10) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the SEC.

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended March 31,
	2005	2006
OIBDA	$135,656	$142,283
Less: Depreciation and Amortization	44,546	49,848
Operating Income	91,110	92,435
Less: Interest Expense, Net	45,806	46,578
Other Expense (Income), Net	4,663	(2,847)
Provision for Income Taxes	17,236	20,971
Minority Interest	456	460
Net Income	$22,949	$27,273

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairment of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

•       Accounting for Acquisitions

•       Allowance for Doubtful Accounts and Credit Memos

•       Impairment of Tangible and Intangible Assets

•       Accounting for Internal Use Software

•       Income Taxes

•       Stock-Based Compensation

•       Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2005 as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2005.

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2006 within each section.

Results of Operations

Comparison of Three Months Ended March 31, 2006 to Three Months Ended March 31, 2005 (in thousands):

	Three Months Ended March 31,
	2005	2006	Dollar Change	Percent Change
Revenues	$501,406	$563,657	$62,251	12.4%
Operating Expenses	410,296	471,222	60,926	14.8%
Operating Income	91,110	92,435	1,325	1.5%
Other Expenses, Net	68,161	65,162	(2,999)	(4.4)%
Net Income	$22,949	$27,273	$4,324	18.8%
OIBDA(1)	$135,656	$142,283	$6,627	4.9%
OIBDA Margin(1)	27.1%	25.2%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $33.8 million, or 11.8%, to $319.2 million for the three months ended March 31, 2006 from $285.4 million for the three months ended March 31, 2005. The increase is attributable to internal revenue growth (10%), resulting from net increases in records and other media stored by existing customers, sales to new customers, the net result of pricing actions, and acquisitions (3%), net of a decrease due to foreign currency exchange rate fluctuations (1%).

Consolidated service and storage material sales revenues increased $28.5 million, or 13.2%, to $244.5 million for the three months ended March 31, 2006 from $216.1 million for the three months ended March 31, 2005. The increase is attributable to internal revenue growth (8%) resulting from net increases in service and storage material sales to existing customers, sales to new customers, and acquisitions (6%), net of a decrease due to foreign currency exchange rate fluctuations (1%).

For the reasons stated above, our consolidated revenues increased $62.3 million, or 12.4%, to $563.7 million for the three months ended March 31, 2006 from $501.4 million for the three months ended March 31, 2005. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 6%, and 10% for the three months ended March 31, 2005, and 2006, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2004			2005				2006
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	9%	8%	9%	8%	9%	9%	10%	10%
Service and Storage Material Sales Revenue	4%	5%	9%	3%	6%	12%	9%	8%
Total Revenue	7%	7%	9%	6%	8%	10%	9%	10%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 8% to 9% to a range of 9% to 10%. In our North American physical business, net carton volume growth remained stable and we benefited from a more positive pricing environment in 2005 and 2006 compared to 2004. Strong growth rates in our digital services business more than offset the impact of reduced growth rates in Europe resulting from the inclusion of the slower growing Hays plc business in our base revenues for internal growth calculation purposes effective in the first quarter of 2005. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

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

The internal growth rate for service and storage material sales revenues has been stronger over the past several quarters. The internal growth rate for service and storage material sales revenues reflects the following: (1) stronger data product sales, particularly in 2005 compared to 2004; (2) a large data restoration project completed by our digital services business in the third quarter of 2005; (3) growth in North American storage related service revenues; (4) continued growth in our secure shredding operations; and (5) improved growth rates in our data protection business. These positive factors were partially offset by lower special project revenues related to the public sector business in the U.K., particularly in 2005 compared to 2004.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended March 31,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
Labor	$110,261	$125,707	$15,446	14.0%	22.0%	22.3%	0.3%
Facilities	70,750	80,436	9,686	13.7%	14.1%	14.3%	0.2%
Transportation	22,696	26,528	3,832	16.9%	4.5%	4.7%	0.2%
Product Cost of Sales	11,977	13,013	1,036	8.6%	2.4%	2.3%	(0.1)%
Other	14,944	16,684	1,740	11.6%	3.0%	3.0%	—%
	$230,628	$262,368	$31,740	13.8%	46.0%	46.5%	0.5%

Labor

For the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, labor expense increased as a percentage of consolidated revenues mainly as a result of higher labor costs in our Australia/New Zealand acquisition driven by their ongoing real estate rationalization program and our recent acquisitions in Europe which have a higher service revenue component and are therefore more labor intensive. Our digital business had higher costs of labor associated with internal information technology personnel and consultants dedicated to revenue producing projects.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 14.3% as of March 31, 2006 from 14.1% as of March 31, 2005. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities and maintenance costs. Rent expense decreased slightly as a percentage of consolidated revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 as a result of maintaining approximately the same overall base rent per square foot in our North American operations in 2005 and 2006 while consolidated revenues increased. The largest component of our facilities cost is rent expense, which increased $4.1 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical businesses, also helped lower our facilities costs as a percentage of consolidated revenues.

Transportation

Our transportation expenses, which increased 0.2% as a percentage of consolidated revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel and rental costs associated with leased vehicles, mainly attributable to the migration from owned to leased vehicles compounded by a shift in the mix of vehicles from light vans to larger more expensive trucks, during the three months ended March 31, 2006 compared to the three months ended March 31, 2005, were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams. Total product and other cost of sales for the three months ended March 31, 2006 were slightly lower compared to the three months ended March 31, 2005 primarily as a result of improved vendor procurement pricing related to product sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended March 31,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
General and Administrative	$68,081	$79,130	$11,049	16.2%	13.6%	14.0%	0.4%
Sales, Marketing & Account Management	42,645	51,593	8,948	21.0%	8.5%	9.2%	0.7%
Information Technology	23,834	27,721	3,887	16.3%	4.8%	4.9%	0.1%
Bad Debt Expense	780	399	(381)	(48.8)%	0.2%	0.1%	(0.1)%
	$135,340	$158,843	$23,503	17.4%	27.0%	28.2%	1.2%

General and Administrative

The increase in general and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 is mainly attributable to increased compensation expense in our North American operations due to expansion through acquisitions, primarily LiveVault Corporation (“LiveVault”), as well as, costs associated with our North American reorganization which added a new level of field management, as well as costs associated with a North American field operations meeting held in the first quarter of 2006 that was not held in the first quarter of 2005.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales, marketing and account management expenses as a percentage of consolidated revenues for the three months ended March 31, 2006. Throughout 2005 and into 2006, we invested in the expansion and improvement of our sales, marketing and account management functions. We have added sales and marketing employees and enlarged our account management team by hiring more experienced personnel at a higher cost. The costs associated with these efforts have contributed to the increase in our sales, marketing and account management expenses. Additionally, costs associated with an enterprise-wide sales meeting held in the first quarter of 2006 and not in the first quarter of 2005 also contributed to this increase. Our larger North American sales force generated a $2.9 million increase in sales commissions and an increase of $3.5 million of compensation expense for the quarter ended March 31, 2006 compared to the quarter ended March 31, 2005.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to increases in technology development activities within our digital services business, including the acquisition of LiveVault and associated research and development activities. Higher utilization of existing information technology resources to revenue producing projects, which are charged to costs of goods sold and decreased information technology spending in our European operations, partially offset this increase.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased $5.3 million to $49.8 million (8.8% of consolidated revenues) for the three months ended March 31, 2006 from $44.5 million (8.9% of consolidated revenues) for the three months ended March 31, 2005. Depreciation expense increased $4.8 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 primarily due to the additional depreciation expense related to recent capital expenditures, capital leases and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $0.5 million for the three months ended March 31, 2006 compared to the three months ended March 31, 2005 due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our acquisitions of LiveVault, Pickfords Records Management (“Pickfords”) and our other 2005 acquisitions, most of which were completed in the second half of the year.

OPERATING INCOME

As a result of the foregoing factors, consolidated operating income increased $1.3 million, or 1.5%, to $92.4 million (16.4% of consolidated revenues) for the three months ended March 31, 2006 from $91.1 million (18.2% of consolidated revenues) for the three months ended March 31, 2005.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $6.6 million, or 4.9%, to $142.3 million (25.2% of consolidated revenues) for the three months ended March 31, 2006 from $135.7 million (27.1% of consolidated revenues) for the three months ended March 31, 2005.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $0.7 million to $46.6 million (8.3% of consolidated revenues) for the three months ended March 31, 2006 from $45.8 million (9.1% of consolidated revenues) for the three months ended March 31, 2005 primarily due to increased borrowings to fund our 2005 and 2006 acquisitions, particularly LiveVault and Pickfords, offset by a decrease in our weighted average interest rate to 7.3% as of March 31, 2006 from 7.6% as of March 31, 2005.

Other Expense (Income), Net (in thousands)

	Three Months Ended March 31,
	2005	2006	Change
Foreign currency transaction (gains) losses	$4,789	$(1,329)	$(6,118)
Other, net	(126)	(1,518)	(1,392)
	$4,663	$(2,847)	$(7,510)

Foreign currency gains of $1.3 million based on period-end exchange rates were recorded in the three months ended March 31, 2006, primarily due to the strengthening of the British pound sterling and Euro, and the weakening of the Australian dollar against the U.S. dollar compared to December 31, 2005 as these currencies relate to our intercompany balances with and between our Australian, U.K., and

European subsidiaries, borrowings denominated in foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

Foreign currency losses of $4.8 million based on period-end exchange rates were recorded in the three months ended March 31, 2005, primarily due to the weakening of the British pound sterling, Canadian dollar, and Euro against the U.S. dollar compared to December 31, 2004 as these currencies relate to our intercompany balances with and between our Canadian, U.K., and European subsidiaries and British pounds sterling denominated debt held by our U.S. parent company.

Provision for Income Taxes

Our effective tax rates for the three months ended March 31, 2005 and 2006 were 42.4%, and 43.1%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.5 million (0.1% of consolidated revenues) for both the three months ended March 31, 2005 and 2006. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of the foregoing factors, for the three months ended March 31, 2006 consolidated net income was $27.3 million (4.8% of consolidated revenues) compared to consolidated net income of $22.9 million (4.6% of consolidated revenues) for the three months ended March 31, 2005.

Segment Analysis (in thousands)

The results of our various operating segments are discussed below. Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Our reportable segments are now North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 8 of Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Hard Copy”); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection”); secure shredding services (“Shredding”); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders, which we refer to as the “Fulfillment” business. Our International Physical Business segment offers information and protection services throughout Europe, South America, Mexico and Asia Pacific, including Hard Copy, Data Protection and Shredding. Our Worldwide Digital Business offers storage and related archiving services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for remote server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code.

North American Physical Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2005	March 31, 2006	Increase in Revenues	Percentage Increase in Revenues	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006
Three Months Ended	$370,920	$409,901	$38,981	10.5%	$110,742	$113,984	29.9%	27.8%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2005	March 31, 2006
Three Months Ended	$28,590	$30,528

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three months ended March 31, 2006, revenue in our North American Physical Business segment increased 10.5% primarily due to increasing storage internal growth rates resulting from stable net volume growth and a positive pricing environment, increasing service revenue growth rates particularly in data protection, growth of our secure shredding operations, and acquisitions. In addition, favorable currency fluctuations during the three months ending March 31, 2006 in Canada increased revenue, as measured in U.S. dollars, by $2.2 million when compared to the three months ending March 31, 2005. Contribution as a percent of segment revenue decreased in the three months ended March 31, 2006 due mainly to (a) higher transportation costs, primarily fuel and rental costs associated with leased vehicles, mainly attributable to the migration from owned to leased vehicles compounded by a shift in the mix of vehicles from light vans to larger more expensive trucks, (b) increased facility costs, primarily utilities and maintenance, (c) increased investment in sales, marketing and account management primarily related to a shift in hiring more experienced personnel at a higher cost, (d) costs associated with the North American reorganization, including a new level of field management, (e) costs associated with our enterprise-wide sales meeting and a field operations meeting, both held in the first quarter of 2006 but not in the first quarter of 2005 and (f) higher labor costs associated with recent acquisitions.

Included in our North American Physical Business segment are certain costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Management has decided to allocate these costs to the North American segment as further allocation is impracticable.

International Physical Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2005	March 31, 2006	Increase in Revenues	Percentage Increase in Revenues	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006
Three Months Ended	$107,458	$122,971	$15,513	14.4%	$25,090	$29,108	23.3%	23.6%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2005	March 31, 2006
Three Months Ended	$10,134	$12,351

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 14.4% during the three months ended March 31, 2006 primarily due to the acquisition of Pickfords in December 2005, which contributed $9.7 million in revenue during the first three months of 2006, and strong internal growth in Latin America. This was partially offset by net unfavorable currency fluctuations during the three months ended March 31, 2006 primarily in Europe that decreased revenue, as measured in U.S. dollars, by $7.7 million compared to the three months ended March 31, 2005. Contribution as a percent of segment revenue increased primarily due to strong revenue growth augmented by a delay in recruitment of new sales and marketing personnel, and a decrease in bad debt expense.

Worldwide Digital Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	March 31, 2005	March 31, 2006	Increase in Revenues	Percentage Increase in Revenues	March 31, 2005	March 31, 2006	March 31, 2005	March 31, 2006
Three Months Ended	$23,028	$30,785	$7,757	33.7%	$(394)	$(646)	(1.7)%	(2.1)%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2005	March 31, 2006
Three Months Ended	$5,822	$6,969

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three months ended March 31, 2006, revenue in our Worldwide Digital Business segment increased 33.7% primarily due to strong internal growth of 27%, attributable to our online backup service offerings for both personal computer and server data and increased storage of archived data, and the acquisition of LiveVault, which contributed $2.2 million in revenue during the first three months of 2006. Contribution as a percent of segment revenue decreased primarily due to the acquisition of LiveVault, increased investment in the European sales force and increases in information technology costs offset by a reduction in royalty payments.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the three months ended March 31, 2005 and 2006 (in thousands):

	2005	2006
Cash flows provided by operating activities	$63,414	$61,998
Cash flows used in investing activities	(94,471)	(103,865)
Cash flows provided by financing activities	27,454	31,190
Cash and cash equivalents at the end of period	28,776	42,552

Net cash provided by operating activities was $62.0 million for the three months ended March 31, 2006 compared to $63.4 million for the three months ended March 31, 2005. The decrease resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with higher incentive compensation payments, a decrease in accounts payable and improved receivables collections.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer relationship and acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer relationship and acquisition costs during the three months ended March 31, 2006 amounted to $76.7 million. For the three months ended March 31, 2006, capital expenditures, net and additions to customer relationship and acquisition costs were funded primarily with cash flows provided by operating activities, augmented with borrowings under our revolving credit facility and cash and cash equivalents on-hand. Excluding acquisitions, we expect our capital expenditures to be between $320 million and $360 million in the year ending December 31, 2006. Included in our estimated capital expenditures for 2006 is $50 million to $60 million of opportunity driven real estate purchases.

In the three months ended March 31, 2006, we paid net cash consideration of $23.4 million for acquisitions, primarily related to the acquisition of Secure Destruction Limited in the U.K., the buyout of a minority partner in France and a contingent payment associated with a shredding acquisition in the U.S. Borrowings under our revolving credit facilities funded these acquisitions.

Net cash provided by financing activities was $31.2 million for the three months ended March 31, 2006. During the three months ended March 31, 2006, we had gross borrowings under our revolving credit facilities and term loan facilities of $207.8 million and $2.2 million of proceeds from the exercise of stock options. We used the proceeds from these financing transactions to repay debt and term loans ($177.4 million), repay debt financing from minority stockholders, net ($1.3 million) and to fund acquisitions.

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2006 was comprised of the following (in thousands):

IMI Revolving Credit Facility (1)	$241,693
IMI Term Loan Facility(1)	344,625
IME Revolving Credit Facility	84,431
IME Term Loan Facility	176,750
8 1/4% Senior Subordinated Notes due 2011(2)	149,771
8 1/4% Senior Subordinated Notes due 2013(2)	481,027
7 1/4% GBP Senior Subordinated Notes due 2014(2)	260,970
7 3/4% Senior Subordinated Notes due 2015(2)	439,278
6 5/8% Senior Subordinated Notes due 2016(2)	315,182
Real Estate Mortgages	4,537
Seller Notes	8,736
Other	57,485
Total Long-term Debt	2,564,485
Less Current Portion	(33,218)
Long-term Debt, Net of Current Portion	$2,531,267

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

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of December 31, 2005 and March 31, 2006. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

Our ability to pay interest on or to refinance our indebtedness depends on our future performance, working capital levels and capital structure, which are subject to general economic, financial, competitive, legislative, regulatory and other factors which may be beyond our control. There can be no assurance that we will generate sufficient cash flow from our operations or that future financings will be available on acceptable terms or in amounts sufficient to enable us to service or refinance our indebtedness or to make necessary capital expenditures.

Our consolidated balance sheet as of March 31, 2006 includes 100.0 million British pounds sterling and 69.8 million Euro of borrowing (totaling $261.2 million) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 3.9 million British pounds sterling ($6.9 million). The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on January 31, 2006, was approximately 48.6 million British pounds sterling ($85.9 million). The interest rates in effect under the IME revolving credit facility ranged from 3.6% to 5.9% as of January 31, 2006.

As of March 31, 2006, we had $241.7 million of borrowings under the IMI revolving credit facility, of which $33.5 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 183.0 million), in Australian dollars (AUD 55.0 million), and in New Zealand dollars (NZD 20.2 million); we also had various outstanding letters of credit totaling $23.8 million. The remaining availability, based on Iron Mountain Incorporated’s current level of external debt and the leverage ratio under the IMI revolving credit facility, on March 31, 2006 was $134.5 million. The interest rate in effect under the IMI revolving credit facility and IMI tern loan facility was 6.1% and 6.9%, respectively, as of March 31, 2006.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of March 31, 2006.

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

Net Operating Loss Carryforwards

At March 31, 2006, we had estimated net operating loss carryforwards of approximately $109 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2006.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in May 2001 and April 2004 we and IME entered into a total of three derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of one contract for interest payments payable on the IMI term loan facility of an aggregate principal amount of $99.5 million that was reduced to an aggregate principal amount of $51.5 million as of December 31, 2005 and two contracts for interest payments payable on IME’s term loan facility of an aggregate principal amount of 100.0 million British pounds sterling. See Note 4 to Notes to Consolidated Financial Statements.

After consideration of the swap contracts mentioned above, as of March 31, 2006, we had $593.5 million of variable rate debt outstanding with a weighted average variable interest rate of 6.0%, and $1,971.0 million of fixed rate debt outstanding. As of March 31, 2006, 77% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the quarter ended March 31, 2006 would have been reduced by $0.9 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2006.

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

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% senior subordinated notes, we effectively hedge most of our outstanding intercompany loan with IME. IM Canada has financed their capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provide a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. As of March 31, 2006, except as noted above, our currency exposures to intercompany balances are unhedged.

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

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of March 31, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our common stock repurchased for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
February 1, 2006-February 28, 2006	881	$44.39	—	—
March 1, 2006-March 31, 2006	1,450	$41.37	—	—
Total	2,331	$42.51	—	—

(1)          Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 6.                        Exhibits

(a)           Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 10, 2006	BY:	/s/ JOHN F. KENNY, JR.
(DATE)		John F. Kenny, Jr.
Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)