Form 10-Q
period 2006-06-30
IRON MOUNTAIN INC
filed 2006-08-09
CIK 1020569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006

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

Number of shares of the registrant’s Common Stock at August 1, 2006: 132,242,111

IRON MOUNTAIN INCORPORATED

Part I.            Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31,	June 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$53,413	$40,952
Accounts receivable (less allowances of $14,522 and $14,181, respectively)	408,564	440,285
Deferred income taxes	27,623	25,745
Prepaid expenses and other	64,568	82,614
Total Current Assets	554,168	589,596
Property, Plant and Equipment:
Property, plant and equipment	2,556,880	2,746,506
Less—Accumulated depreciation	(775,614)	(870,990)
Net Property, Plant and Equipment	1,781,266	1,875,516
Other Assets, net:
Goodwill	2,138,641	2,186,367
Customer relationships and acquisition costs	229,006	243,902
Deferred financing costs	31,606	29,046
Other	31,453	32,485
Total Other Assets, net	2,430,706	2,491,800
Total Assets	$4,766,140	$4,956,912
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$25,905	$65,762
Accounts payable	148,234	139,564
Accrued expenses	266,720	244,203
Deferred revenue	151,137	159,685
Total Current Liabilities	591,996	609,214
Long-term Debt, net of current portion	2,503,526	2,541,996
Other Long-term Liabilities	33,545	35,150
Deferred Rent	35,763	47,366
Deferred Income Taxes	225,314	254,500
Commitments and Contingencies (see Note 9)
Minority Interests	5,867	5,083
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 131,662,871 shares and 132,164,748 shares, respectively)	1,317	1,322
Additional paid-in capital	1,105,604	1,123,622
Retained earnings	244,524	309,639
Accumulated other comprehensive items, net	18,684	29,020
Total Stockholders’ Equity	1,370,129	1,463,603
Total Liabilities and Stockholders’ Equity	$4,766,140	$4,956,912

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2005	2006
Revenues:
Storage	$291,666	$327,863
Service and storage material sales	220,256	253,705
Total Revenues	511,922	581,568
Operating Expenses:
Cost of sales (excluding depreciation)	228,088	259,290
Selling, general and administrative	141,313	168,285
Depreciation and amortization	44,745	51,273
Loss (Gain) on disposal/writedown of property, plant and equipment, net	1,083	(174)
Total Operating Expenses	415,229	478,674
Operating Income	96,693	102,894
Interest Expense, Net	47,222	47,254
Other Expense (Income), Net	4,946	(6,858)
Income Before Provision for Income Taxes and Minority Interest	44,525	62,498
Provision for Income Taxes	18,866	24,212
Minority Interest in Earnings of Subsidiaries, Net	249	444
Net Income	$25,410	$37,842
Net Income per Share—Basic	$0.19	$0.29
Net Income per Share—Diluted	$0.19	$0.28
Weighted Average Common Shares Outstanding—Basic	130,474	131,929
Weighted Average Common Shares Outstanding—Diluted	131,470	133,445

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Revenues:
Storage	$577,021	$647,018
Service and storage material sales	436,307	498,207
Total Revenues	1,013,328	1,145,225
Operating Expenses:
Cost of sales (excluding depreciation)	458,716	521,658
Selling, general and administrative	276,653	327,128
Depreciation and amortization	89,291	101,121
Loss (Gain) on disposal/writedown of property, plant and equipment, net	865	(11)
Total Operating Expenses	825,525	949,896
Operating Income	187,803	195,329
Interest Expense, Net	93,028	93,832
Other Expense (Income), Net	9,609	(9,705)
Income Before Provision for Income Taxes and Minority Interest	85,166	111,202
Provision for Income Taxes	36,102	45,183
Minority Interest in Earnings of Subsidiaries, Net	705	904
Net Income	$48,359	$65,115
Net Income per Share—Basic	$0.37	$0.49
Net Income per Share—Diluted	$0.37	$0.49
Weighted Average Common Shares Outstanding—Basic	130,228	131,805
Weighted Average Common Shares Outstanding—Diluted	131,494	133,379

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2005	2006
Cash Flows from Operating Activities:
Net income	$48,359	$65,115
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries, net	705	904
Depreciation	81,285	91,791
Amortization (includes deferred financing costs and bond discount of $2,416 and $2,466, respectively)	10,422	11,796
Stock compensation expense	2,146	5,823
Provision for deferred income taxes	29,365	32,843
Loss (Gain) on disposal/writedown of property, plant and equipment, net	865	(11)
Loss (Gain) on foreign currency and other, net	7,348	(11,432)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(17,862)	(23,828)
Prepaid expenses and other current assets	(1,665)	(11,117)
Accounts payable	7,272	4,629
Accrued expenses, deferred revenue and other current liabilities	21,186	1,484
Other assets and long-term liabilities	1,929	5,738
Cash Flows from Operating Activities	191,355	173,735
Cash Flows from Investing Activities:
Capital expenditures	(131,850)	(154,971)
Cash paid for acquisitions, net of cash acquired	(34,874)	(68,857)
Additions to customer relationship and acquisition costs	(6,695)	(7,274)
Investment in joint ventures	—	(3,129)
Other, net	919	(732)
Cash Flows from Investing Activities	(172,500)	(234,963)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(307,048)	(299,013)
Proceeds from debt and term loans	275,405	339,056
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(1,769)	(1,984)
Proceeds from exercise of stock options and employee stock purchase plan	12,372	10,202
Payment of debt financing costs and stock issuance costs	(222)	(15)
Cash Flows from Financing Activities	(21,262)	48,246
Effect of exchange rates on cash and cash equivalents	(18)	521
Decrease in Cash and Cash Equivalents	(2,425)	(12,461)
Cash and Cash Equivalents, Beginning of Period	31,942	53,413
Cash and Cash Equivalents, End of Period	$29,517	$40,952
Supplemental Data:
Cash Paid for Interest	$93,558	$93,133
Cash Paid for Income Taxes	$6,745	$11,280
Non-Cash Investing Activities:
Capital Leases	$1,165	$8,608
Capital Expenditures	$—	$27,301

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

The consolidated balance sheet presented as of December 31, 2005 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the consolidated financial statements and notes included in our Current Report on Form 8-K dated May 22, 2006.

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

b.                Foreign Currency Translation

Local currencies are considered the functional currencies for our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014 (the “7 1/4% notes”), (b) the borrowings in certain foreign currencies under our revolving credit agreements, and (c) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. Included in other expense (income), net are $4,965 and $9,754 of net losses associated with foreign currency transactions for the three and six months ended June 30, 2005, respectively, and $7,186 and $8,515 of net gains associated with foreign currency transactions for the three and six months ended June 30, 2006, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2005 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of June 30, 2006, no factors were identified that would alter this assessment. Impairment adjustments recognized in the future, if any, will be recognized as operating expenses. Our operating segments at which level we performed our goodwill impairment analysis for the year ended December 31, 2005 were as follows:  Business Records Management, Data Protection, Fulfillment, Digital Archiving Services, Europe, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more operating segments, the goodwill is reassigned to the segments affected based on their relative fair value. Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. See Note 8 for more information regarding our changes in segment reporting.

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

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2006 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2005	$1,543,037	$463,742	$131,862	$2,138,641
Deductible Goodwill acquired during the period	3,265	7,810	—	11,075
Nondeductible Goodwill acquired during the period	3,358	7,802	—	11,160
Adjustments to purchase reserves	(373)	430	9	66
Fair value adjustments	(173)	(9,532)	497	(9,208)
Currency effects and other adjustments	6,866	27,606	161	34,633
Balance as of June 30, 2006	$1,555,980	$497,858	$132,529	$2,186,367

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In Thousands, Except Share and Per Share Data)
 (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at June 30, 2006 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$287,512	$43,610	$243,902
Core Technology(1)	25,960	4,720	21,240
Non-Compete Agreements(1)	1,418	1,106	312
Deferred Financing Costs	46,910	17,864	29,046
Total	$361,800	$67,300	$294,500

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

Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and six months ended June 30, 2005 was $1,103 ($833 after tax or $0.01 per basic and diluted share) and $2,146 ($1,692 after tax or $0.01 per basic and diluted share), respectively, and for the three and six months ended June 30, 2006 was $3,117 ($2,860 after tax or $0.02 per basic and diluted share) and $5,823 ($4,518 after tax or $0.03 per basic and diluted share), respectively, for Employee Stock-Based Awards. For the three and six months ended June 30, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $257 and $554, respectively, and net income to decrease by $158 and $340, respectively, and had no impact on basic and diluted earnings per share.

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In Thousands, Except Share and Per Share Data)
 (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, potentially reducing net operating cash flows and increasing net financing cash flows in future periods.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded in the three and six months ended June 30,  2005 based on SFAS No. 123R. The reported and pro forma net income and earnings per share for the three and six months ended June 30, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the three and six months ended June 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the same periods of 2005.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Net income, as reported	$25,410	$37,842	$48,359	$65,115
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	833	2,860	1,692	4,518
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(1,135)	(2,860)	(2,333)	(4,518)
Net income, pro forma	$25,108	$37,842	$47,718	$65,115
Net Income per share:
Basic—as reported	0.19	0.29	0.37	0.49
Basic—pro forma	0.19	0.29	0.37	0.49
Diluted—as reported	0.19	0.28	0.37	0.49
Diluted—pro forma	0.19	0.28	0.36	0.49

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
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In Thousands, Except Share and Per Share Data)
 (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the six months ended June 30, 2005 and 2006 was $10.38 and $14.64 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended	Six Months Ended
Weighted Average Assumption	June 30, 2005	June 30, 2006
Expected volatility	26.8%	24.7%
Risk-free interest rate	4.02%	4.75%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

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

A summary of option activity for the six months ended June 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,495,274	$22.41
Granted	497,914	39.07
Exercised	(308,544)	13.82
Forfeited	(73,216)	25.96
Outstanding at June 30, 2006	5,611,428	$24.30	6.6	$73,398
Options exercisable at June 30, 2006	2,785,711	$16.68	4.7	$57,664

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $2,964 and $8,169, respectively.

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005 which had a 3-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the six months ended June 30, 2006 is a portion of the cost related to restricted stock granted in July 2005. We did not grant restricted stock in the first six months of 2006.

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In Thousands, Except Share and Per Share Data)
 (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock activity for the six months ended June 30, 2006 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2005	64,641	$30.94
Granted	—	—
Vested	(26,106)	30.94
Forfeited	—	—
Non-vested at June 30, 2006	38,535	$30.94

The total fair value of shares vested for the three and six months ended June 30, 2006 was $1,003.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. For the six months ended June 30, 2005 and 2006, there were 193,890 shares and 193,778 shares, respectively, purchased under the ESPP. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP will be changed to 95% of the fair market price at the end of the offering period without a look back feature.

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

Weighted Average Assumption	December 2004 Offering	May 2005 Offering	December 2005 Offering	May 2006 Offering
Expected volatility	24.0%	27.5%	26.6%	20.1%
Risk-free interest rate	3.41%	3.96%	4.04%	4.75%
Expected dividend yield	None	None	None	None
Expected life of the option	6 months	6 months	6 months	6 months

The weighted average fair value for the ESPP options was $6.07, $6.02, $8.70 and $7.20 for the December 2004, May 2005, December 2005 and May 2006 offerings, respectively.

As of June 30, 2006, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $27,008 and is expected to be recognized over a weighted-average period of 4.1 years.

We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

e.                 Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 995,719 and 1,515,643 shares for the three months ended June 30, 2005 and 2006, respectively, and 1,265,868 shares and 1,573,996 shares for the six months ended June 30, 2005 and 2006, respectively. Potential common shares of 569,643 and 495,302 for the three and six months ended June 30, 2005, respectively, and potential common shares of 580,113 and 463,483 for the three and six months ended June 30, 2006, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

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

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales. Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

g.                 New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective January 1, 2007. Earlier application is permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
 (In Thousands, Except Share and Per Share Data)
 (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are in the process of evaluating the effect of FIN 48 on our consolidated results of operations and financial position.

h.                Use of Estimates

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

(3) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Comprehensive Income:
Net Income	$25,410	$37,842	$48,359	$65,115
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	1,398	11,843	3,753	10,061
Market Value Adjustments for Hedging Contracts, Net of Tax	715	48	1,839	262
Market Value Adjustments for Securities, Net of Tax	(20)	7	(11)	13
Comprehensive Income	$27,503	$49,740	$53,940	$75,451

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

We previously entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedged interest rate risk on certain amounts of our term loan. Both of these swap agreements expired in the first quarter of 2006. As a result of the foregoing, for the three and six months ended June 30, 2005, we recorded additional interest expense of $1,235 and $2,768, respectively, and for the three months ended March 31, 2006, we recorded additional interest expense of $127, resulting from interest rate swap payments. These interest rate swap agreements were determined to be highly effective, and therefore no ineffectiveness was recorded in earnings.

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $818 (which was recorded in accrued expenses) as of June 30, 2006. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability through earnings. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest expense of $1,035 and interest income of $393 for the three and six months ended June 30, 2005, respectively, and interest income of $410 and $978 for the three and six months ended June 30, 2006.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedge interest rate risk on IME’s 100,000 British pounds multi-currency term loan facility. As of June 30, 2006, both of these swap agreements had expired. For the three and six months ended June 30, 2005, we recorded additional interest income of $23 and $43, respectively, and for the three and six months ended June 30, 2006, we recorded interest expense of $71 and $184, respectively, resulting from interest rate swap cash payments.

Subsequent to its second quarter of 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s 100,000

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

British pounds multi-currency term loan facility. The notional value of the swap will decline to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date.

(5) Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2006 acquisitions was provided through borrowings under our credit facilities augmented by cash provided by operating activities and cash equivalents on-hand.

A summary of the consideration paid and the allocation of the purchase price of all 2006 acquisitions is as follows:

Cash Paid (Gross of cash acquired)(1)	$49,204
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(32,590)
Liabilities Assumed(3)	6,540
Minority Interest(4)	(919)
Total Fair Value of Identifiable Net Assets Acquired	(26,969)
Recorded Goodwill	$22,235

        (1) Included in cash paid for acquisitions in the consolidated statements of cash flows for the six months ended June 30, 2006 are contingent payments totaling $21,382 related to acquisitions made in prior years.

        (2) Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements. Additionally, includes customer relationship assets of $15,963 for the six months ended June 30, 2006.

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

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2006 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisitions (Continued)

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2005	Six Months Ended June 30, 2006
Reserves, Beginning Balance	$21,414	$12,698
Reserves Established	1,142	1,465
Expenditures	(7,360)	(2,694)
Adjustments to Goodwill, including currency effect(1)	(2,498)	197
Reserves, Ending Balance	$12,698	$11,666

       (1) Includes adjustments to goodwill as a result of finalizing our restructuring plans.

At June 30, 2006, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($8,656), severance costs ($418), and move and other exit costs ($2,592). These accruals are expected to be used prior to June 30, 2007 except for lease losses ($6,670) and severance contracts ($144), both of which are based on contracts that extend beyond one year.

(6) Long-term Debt

Long-term debt consists of the following:

	December 31, 2005		June 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$216,396	$216,396	$249,602	$249,602
IMI Term Loan Facility(1)	345,500	345,500	343,750	343,750
IME Revolving Credit Facility(1)	84,262	84,262	104,928	104,928
IME Term Loan Facility(1)	177,450	177,450	182,630	182,630
8 1/4% Senior Subordinated Notes due 2011(2)	149,760	151,500	149,782	149,250
8 5/8% Senior Subordinated Notes due 2013(2)	481,032	502,513	481,022	483,278
7 1/4% GBP Senior Subordinated Notes due 2014(2)	258,120	250,376	272,445	261,220
7 3/4% Senior Subordinated Notes due 2015(2)	439,506	435,568	439,049	414,005
6 5/8% Senior Subordinated Notes due 2016(2)	315,059	299,200	315,306	287,200
Real Estate Mortgages(1)	4,707	4,707	4,420	4,420
Seller Notes(1)	9,398	9,398	8,189	8,189
Other(1)	48,241	48,241	56,635	56,635
Total Long-term Debt	2,529,431		2,607,758
Less Current Portion	(25,905)		(65,762)
Long-term Debt, Net of Current Portion	$2,503,526		$2,541,996

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2005 and June 30, 2006) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair value of these debt instruments is based on quoted market prices for these notes on December 31, 2005 and June 30, 2006.

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt (Continued)

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies, and a 100,000 British pounds multi-currency term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of June 30, 2006 included 100,000 British pounds sterling and 82,966 Euro of borrowings (totaling $287,558) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1,731 British pounds sterling ($3,161). The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on April 30, 2006, was approximately 40,815 British pounds sterling ($74,540). The interest rates in effect under the IME revolving credit facility ranged from 3.9% to 5.9% as of April 30, 2006. For the three and six months ended June 30, 2005, we recorded commitment fees of $213 and $419, respectively, based on 0.9% of unused balances under the IME revolving credit facility. For the three and six months ended June 30, 2006, we recorded commitment fees of $117 and $254, respectively, based on 0.6% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550,000 and was comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005 and will be priced at LIBOR plus a margin of 1.75%. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement, increasing availability under the revolving credit

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt (Continued)

facility from $350,000 to $400,000. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750,000 as of December 31, 2005. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of June 30, 2006, we had $249,602 of borrowings under our IMI revolving credit facility, of which $29,500 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 188,000), in Australian dollars (AUD 55,000) and in New Zealand dollars (NZD 20,200); we also had various outstanding letters of credit totaling $23,900. The remaining availability, based on Iron Mountain Incorporated’s (“IMI”) current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2006 was $126,498. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 5.5% to 9.1% and 7.0% to 7.9%, respectively, as of June 30, 2006. For the three and six months ended June 30, 2005, we recorded commitment fees of $186 and $443, respectively, and for the three and six months ended June 30, 2006, we recorded commitment fees of $98 and $224, respectively, based on 0.4% of unused balances under the IMI revolving credit facility.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of June 30, 2006.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2005 and June 30, 2006 and for the three and six months ended June 30, 2005 and 2006. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	June 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$9,374	$31,578	$—	$40,952
Accounts Receivable	—	299,524	140,761	—	440,285
Intercompany Receivable	868,151	—	—	(868,151)	—
Other Current Assets	48	66,263	42,922	(874)	108,359
Total Current Assets	868,199	375,161	215,261	(869,025)	589,596
Property, Plant and Equipment, Net	—	1,262,169	613,347	—	1,875,516
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,123,348	11,044	—	(2,134,392)	—
Investment in Subsidiaries	584,250	292,750	—	(877,000)	—
Goodwill	—	1,489,695	686,931	9,741	2,186,367
Other	24,945	133,952	147,470	(934)	305,433
Total Other Assets, Net	2,732,543	1,927,441	834,401	(3,002,585)	2,491,800
Total Assets	$3,600,742	$3,564,771	$1,663,009	$(3,871,610)	$4,956,912
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$242,039	$626,112	$(868,151)	$—
Current Portion of Long-term Debt	4,073	5,256	56,433	—	65,762
Total Other Current Liabilities	48,380	346,035	149,911	(874)	543,452
Long-term Debt, Net of Current Portion	2,079,833	14,555	447,608	—	2,541,996
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,123,348	10,044	(2,134,392)	—
Other Long-term Liabilities	3,853	267,410	66,687	(934)	337,016
Commitments and Contingencies
Minority Interests	—	—	958	4,125	5,083
Stockholders’ Equity	1,463,603	566,128	305,256	(871,384)	1,463,603
Total Liabilities and Stockholders’ Equity	$3,600,742	$3,564,771	$1,663,009	$(3,871,610)	$4,956,912

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$212,449	$79,217	$—	$291,666
Service and Storage Material Sales	—	157,123	63,133	—	220,256
Total Revenues	—	369,572	142,350	—	511,922
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	160,096	67,992	—	228,088
Selling, General and Administrative	28	107,527	33,758	—	141,313
Depreciation and Amortization	22	32,124	12,599	—	44,745
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,075	8	—	1,083
Total Operating Expenses	50	300,822	114,357	—	415,229
Operating (Loss) Income	(50)	68,750	27,993	—	96,693
Interest Expense (Income), Net	39,088	(8,292)	16,426	—	47,222
Equity in the Earnings of Subsidiaries, Net of Tax	(53,065)	(5,420)	—	58,485	—
Other (Income) Expense, Net	(11,483)	14,608	1,821	—	4,946
Income Before Provision for Income Taxes and Minority Interest	25,410	67,854	9,746	(58,485)	44,525
Provision for Income Taxes	—	15,260	3,606	—	18,866
Minority Interest in Earnings of Subsidiaries, Net	—	—	249	—	249
Net Income	$25,410	$52,594	$5,891	$(58,485)	$25,410

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$238,241	$89,622	$—	$327,863
Service and Storage Material Sales	—	170,273	83,432	—	253,705
Total Revenues	—	408,514	173,054	—	581,568
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	173,065	86,225	—	259,290
Selling, General and Administrative	62	127,108	41,115	—	168,285
Depreciation and Amortization	17	35,370	15,886	—	51,273
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	331	(505)	—	(174)
Total Operating Expenses	79	335,874	142,721	—	478,674
Operating Income	(79)	72,640	30,333	—	102,894
Interest Expense (Income), Net	41,033	(6,491)	12,712	—	47,254
Equity in the Earnings of Subsidiaries, Net of Tax	(91,223)	(11,122)	—	102,345	—
Other Expense (Income), Net	12,269	(19,617)	490	—	(6,858)
Income Before Provision for Income Taxes and Minority Interest	37,842	109,870	17,131	(102,345)	62,498
Provision for Income Taxes	—	19,648	4,564	—	24,212
Minority Interest in Earnings of Subsidiaries, Net	—	—	444	—	444
Net Income	$37,842	$90,222	$12,123	$(102,345)	$37,842

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$420,502	$156,519	$—	$577,021
Service and Storage Material Sales	—	310,157	126,150	—	436,307
Total Revenues	—	730,659	282,669	—	1,013,328
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	321,501	137,215	—	458,716
Selling, General and Administrative	82	207,836	68,735	—	276,653
Depreciation and Amortization	31	64,400	24,860	—	89,291
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	872	(7)	—	865
Total Operating Expenses	113	594,609	230,803	—	825,525
Operating (Loss) Income	(113)	136,050	51,866	—	187,803
Interest Expense (Income), Net	78,177	(16,545)	31,396	—	93,028
Equity in the Earnings of Subsidiaries, Net of Tax	(107,883)	(9,945)	—	117,828	—
Other (Income) Expense, Net	(18,766)	25,541	2,834	—	9,609
Income Before Provision for Income Taxes and Minority Interest	48,359	136,999	17,636	(117,828)	85,166
Provision for Income Taxes	—	29,951	6,151	—	36,102
Minority Interest in Earnings of Subsidiaries, Net	—	—	705	—	705
Net Income	$48,359	$107,048	$10,780	$(117,828)	$48,359

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$470,489	$176,529	$—	$647,018
Service and Storage Material Sales	—	339,891	158,316	—	498,207
Total Revenues	—	810,380	334,845	—	1,145,225
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	353,293	168,365	—	521,658
Selling, General and Administrative	(90)	248,208	79,010	—	327,128
Depreciation and Amortization	37	70,681	30,403	—	101,121
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	298	(309)	—	(11)
Total Operating Expenses	(53)	672,480	277,469	—	949,896
Operating (Loss) Income	53	137,900	57,376	—	195,329
Interest Expense (Income), Net	81,566	(15,893)	28,159	—	93,832
Equity in the Earnings of Subsidiaries, Net of Tax	(159,605)	(19,464)	—	179,069	—
Other Expense (Income), Net	12,977	(20,874)	(1,808)	—	(9,705)
Income Before Provision for Income Taxes and Minority Interest	65,115	194,131	31,025	(179,069)	111,202
Provision for Income Taxes	—	36,195	8,988	—	45,183
Minority Interest in Earnings of Subsidiaries, Net	—	—	904	—	904
Net Income	$65,115	$157,936	$21,133	$(179,069)	$65,115

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(76,219)	$226,011	$41,563	$—	$191,355
Cash Flows from Investing Activities:
Capital expenditures	—	(90,247)	(41,603)	—	(131,850)
Cash paid for acquisitions, net of cash acquired	—	(15,564)	(19,310)	—	(34,874)
Intercompany loans to subsidiaries	84,458	(29,893)	—	(54,565)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(3,443)	(3,252)	—	(6,695)
Other, net	—	903	16	—	919
Cash Flows from Investing Activities	68,772	(153,930)	(64,149)	(23,193)	(172,500)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(202,700)	(791)	(103,557)	—	(307,048)
Proceeds from debt and term loans	197,818	—	77,587	—	275,405
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(1,769)	—	(1,769)
Intercompany loans from parent	—	(85,201)	30,636	54,565	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Proceeds form exercise of stock options and employee stock purchase plan	12,372	—	—	—	12,372
Payment of debt financing costs and stock issuance costs	(43)	—	(179)	—	(222)
Cash Flows from Financing Activities	7,447	(70,306)	18,404	23,193	(21,262)
Effect of exchange rates on cash and cash equivalents	—	—	(18)	—	(18)
Increase (Decrease) in cash and cash equivalents	—	1,775	(4,200)	—	(2,425)
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of period	$—	$12,796	$16,721	$—	$29,517

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Six Months Ended June 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(73,772)	$198,365	$49,142	$—	$173,735
Cash Flows from Investing Activities:
Capital expenditures	—	(111,673)	(43,298)	—	(154,971)
Cash paid for acquisitions, net of cash acquired	—	(16,791)	(52,066)	—	(68,857)
Intercompany loans to subsidiaries	67,934	11,859	—	(79,793)	—
Investment in subsidiaries	(13,760)	(13,760)	—	27,520	—
Additions to customer relationship and acquisition costs	—	(4,837)	(2,437)	—	(7,274)
Other, net	—	(1,476)	(2,385)	—	(3,861)
Cash Flows from Investing Activities	54,174	(136,678)	(100,186)	(52,273)	(234,963)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(281,862)	(6,278)	(10,873)	—	(299,013)
Proceeds from debt and term loans	291,273	—	47,783	—	339,056
Debt financing (repayment to) and equity contribution from (distribution to) minority shareholders, net	—	—	(1,984)	—	(1,984)
Intercompany loans from parent	—	(70,453)	(9,340)	79,793	—
Equity contribution from parent	—	13,760	13,760	(27,520)	—
Proceeds form exercise of stock options and employee stock purchase plan	10,202	—	—	—	10,202
Payment of debt financing costs and stock issuance costs	(15)	—	—	—	(15)
Cash Flows from Financing Activities	19,598	(62,971)	39,346	52,273	48,246
Effect of exchange rates on cash and cash equivalents	—	—	521	—	521
Increase (Decrease) in cash and cash equivalents	—	(1,284)	(11,177)	—	(12,461)
Cash and cash equivalents, beginning of period	—	10,658	42,755	—	53,413
Cash and cash equivalents, end of period	$—	$9,374	$31,578	$—	$40,952

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information

Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Our previous Business Records Management, Data Protection and Fulfillment operating segments are now considered one operating segment which we refer to as the North American Physical Business. Online backup and recovery solutions for server data and intellectual property management services, which were previously included in our Data Protection segment, are now included in the Worldwide Digital Business segment. We now have six operating segments, as follows:

•       North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Hard Copy”); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection”); secure shredding services (“Shredding”); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders, which we refer to as the “Fulfillment” business

•       Worldwide Digital Business—information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code

•       Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Shredding

•       South America—information protection and storage services throughout South America, including Hard Copy and Data Protection

•       Mexico—information protection and storage services throughout Mexico, including Hard Copy, Data Protection and Shredding

•       Asia Pacific—information protection and storage services throughout Australia, New Zealand and India, including Hard Copy, Data Protection and Shredding

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended June 30, 2005
Total Revenues	$378,795	$108,788	$24,339	$511,922
Depreciation and Amortization	28,565	10,473	5,707	44,745
Contribution	114,295	28,293	(67)	142,521
Expenditures for Segment Assets(1)	44,900	19,141	14,636	78,677
Three Months Ended June 30, 2006
Total Revenues	415,254	132,182	34,132	581,568
Depreciation and Amortization	31,534	12,987	6,752	51,273
Contribution	119,094	31,467	3,432	153,993
Expenditures for Segment Assets(1)	67,940	56,534	6,606	131,080
Six Months Ended June 30, 2005
Total Revenues	749,715	216,246	47,367	1,013,328
Depreciation and Amortization	57,155	20,607	11,529	89,291
Contribution	225,037	53,383	(461)	277,959
Total Assets	3,260,603	1,072,996	206,856	4,540,455
Expenditures for Segment Assets(1)	101,451	54,199	17,769	173,419
Six Months Ended June 30, 2006
Total Revenues	825,155	255,153	64,917	1,145,225
Depreciation and Amortization	62,062	25,338	13,721	101,121
Contribution	233,078	60,575	2,786	296,439
Total Assets	3,469,504	1,251,683	235,725	4,956,912
Expenditures for Segment Assets(1)	134,486	85,755	10,861	231,102

       (1) Includes capital expenditures, cash paid for acquisitions, net of cash acquired and additions to customer acquisition costs in the accompanying consolidated statements of cash flows.

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

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
Contribution	$142,521	$153,993	$277,959	$296,439
Less: Depreciation and Amortization	44,745	51,273	89,291	101,121
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,083	(174)	865	(11)
Interest Expense, Net	47,222	47,254	93,028	93,832
Other Expense (Income), Net	4,946	(6,858)	9,609	(9,705)
Income before Provision for Income Taxes and Minority Interest	$44,525	$62,498	$85,166	$111,202

(9) Commitments and Contingencies

We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2005. See our Current Report on Form 8-K dated May 22, 2006 for amounts outstanding at December 31, 2005.

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

(10) Subsequent Events

In July 2006, we completed an underwritten public offering of $200,000 in aggregate principal amount of our 8 3/4% Senior Subordinated Notes due 2018, which were issued at a price to investors at par.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Subsequent Events (Continued)

Our net proceeds of approximately $196,800, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation relating to our outstanding 8 1/4%  Senior Subordinated Notes due 2011, (b) fund our purchase in the open market of $33,000 in aggregate principal amount of our other Senior Subordinated Notes and (c) repay borrowings under our revolving credit facility. As a result, we will record a charge to other expense (income), net of approximately $3,000 in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and other Senior Subordinated Notes, which consists of tender premiums, transaction costs, deferred financing costs, as well as, original issue discounts and premiums related to the 8 1/4% and other Senior Subordinated Notes.

In July 2006, we experienced a significant fire in a records and information facility in London, England that resulted in the complete destruction of the leased facility. We believe we carry adequate property and liability insurance and are in the process of assessing the cause of, and other circumstances involved with, the fire. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represent less than 1% of our consolidated enterprise revenues.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2006 included herein, and the year ended December 31, 2005, included in our Current Report on Form 8-K dated May 22, 2006.

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, strategies, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) the cost to comply with current and future legislation or regulation relating to privacy issues; (5) the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers’ confidential information; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost and availability of financing for contemplated growth; (8) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (10) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 8-K filed on July 11, 2006. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. We undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (“SEC”).

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. Our management uses these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of our internal reporting system utilized by management to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which management does not consider when evaluating the profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which management evaluates by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2006	2005	2006
OIBDA	$141,438	$154,167	$277,094	$296,450
Less: Depreciation and Amortization	44,745	51,273	89,291	101,121
Operating Income	96,693	102,894	187,803	195,329
Less: Interest Expense, Net	47,222	47,254	93,028	93,832
Other Expense (Income), Net	4,946	(6,858)	9,609	(9,705)
Provision for Income Taxes	18,866	24,212	36,102	45,183
Minority Interest	249	444	705	904
Net Income	$25,410	$37,842	$48,359	$65,115

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairment of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

•       Accounting for Acquisitions

•       Allowance for Doubtful Accounts and Credit Memos

•       Impairment of Tangible and Intangible Assets

•       Accounting for Internal Use Software

•       Income Taxes

•       Stock-based Compensation

•       Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes included in our Current Report on 8-K dated May 22, 2006 as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2005.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

The evaluation of a tax position in accordance with FIN 48 is a two-step process. The first step is a recognition process whereby the company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

The provisions of FIN 48 are effective January 1, 2007. Earlier application is permitted as long as the company has not yet issued financial statements, including interim financial statements, in the period of adoption. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are in the process of evaluating the effect of FIN 48 on our consolidated results of operations and financial position.

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2006 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed only on a year to date basis.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 to Three and Six Months Ended June 30, 2005 (in thousands):

	Three Months Ended June 30,
	2005	2006	Dollar Change	Percent Change
Revenues	$511,922	$581,568	$69,646	13.6%
Operating Expenses	415,229	478,674	63,445	15.3%
Operating Income	96,693	102,894	6,201	6.4%
Other Expenses, Net	71,283	65,052	(6,231)	(8.7)%
Net Income	$25,410	$37,842	$12,432	48.9%
OIBDA(1)	$141,438	$154,167	$12,729	9.0%
OIBDA Margin(1)	27.6%	26.5%

	Six Months Ended June 30,
	2005	2006	Dollar Change	Percent Change
Revenues	$1,013,328	$1,145,225	$131,897	13.0%
Operating Expenses	825,525	949,896	124,371	15.1%
Operating Income	187,803	195,329	7,526	4.0%
Other Expenses, Net	139,444	130,214	(9,230)	(6.6)%
Net Income	$48,359	$65,115	$16,756	34.6%
OIBDA(1)	$277,094	$296,450	$19,356	7.0%
OIBDA Margin(1)	27.3%	25.9%

(1)       See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $36.2 million, or 12.4%, to $327.9 million and $70.0 million, or 12.1%, to $647.0 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively. For both the three and six month periods ended June 30, 2006, the increase is attributable to internal revenue growth (11%) resulting from net increases in records and other media stored by existing customers, sales to new customers, the net result of pricing actions, and acquisitions (3%), net of a decrease due to foreign currency exchange rate fluctuations (1%).

Consolidated service and storage material sales revenues increased $33.4 million, or 15.2%, to $253.7 million and $61.9 million, or 14.2%, to $498.2 million for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005. For the three months ended June 30, 2006 the increase is attributable to internal revenue growth (8%) resulting from net increases in service and storage material sales to existing customers, sales to new customers, and acquisitions (8%), net of a decrease due to foreign currency exchange rate fluctuations (1%). For the six months ended June 30, 2006, the increase is attributable to internal revenue growth (8%) resulting from net increases in service and storage material sales to existing customers, sales to new customers, and acquisitions (7%), net of a decrease due to foreign currency exchange rate fluctuations (1%).

For the reasons stated above, our consolidated revenues increased $69.6 million, or 13.6%, to $581.6 million and $131.9 million, or 13.0%, to $1,145.2 million for the three and six months ended

June 30, 2006, respectively, compared to the same periods in 2005. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 9% for both the three and six months ended June 30, 2006. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2004		2005				2006
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	8%	9%	8%	9%	9%	10%	10%	11%
Service and Storage Material Sales Revenue	5%	9%	3%	6%	12%	9%	8%	8%
Total Revenue	7%	9%	6%	8%	10%	9%	10%	9%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions and foreign currency exchange rate fluctuations. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 8% to 9% to a range of 10% to 11%. In our North American Physical Business, net carton volume growth remained stable and we benefited from a more positive pricing environment in 2005 and 2006 compared to 2004. Strong growth rates in our digital services business more than offset the impact of reduced growth rates in Europe resulting from the inclusion of the slower growing Hays plc business in our base revenues for internal growth calculation purposes effective in the first quarter of 2005. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

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

The internal growth rate for service and storage material sales revenues has been stronger over the past several quarters. The internal growth rate for service and storage material sales revenues reflects the following: (1) stronger data product sales, particularly in 2005 compared to 2004; (2) a large data restoration project completed by our digital services business in the third quarter of 2005; (3) growth in North American storage related service revenues; (4) continued growth in our secure shredding operations; and (5) improved growth rates in our data protection and fulfillment businesses. These positive factors were partially offset by lower special project revenues related to the public sector business in the U.K., particularly in 2005 compared to 2004.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
Labor	$112,609	$128,353	$15,744	14.0%	22.0%	22.1%	0.1%
Facilities	65,226	74,500	9,274	14.2%	12.7%	12.8%	0.1%
Transportation	23,951	26,937	2,986	12.5%	4.7%	4.6%	(0.1)%
Product Cost of Sales	11,662	11,835	173	1.5%	2.3%	2.0%	(0.3)%
Other	14,640	17,665	3,025	20.7%	2.9%	3.0%	0.1%
	$228,088	$259,290	$31,202	13.7%	44.6%	44.6%	—%

	Six Months Ended		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
Labor	$222,870	$254,060	$31,190	14.0%	22.0%	22.2%	0.2%
Facilities	135,977	154,936	18,959	13.9%	13.4%	13.5%	0.1%
Transportation	46,647	53,465	6,818	14.6%	4.6%	4.7%	0.1%
Product Cost of Sales	23,639	24,848	1,209	5.1%	2.3%	2.2%	(0.1)%
Other	29,583	34,349	4,766	16.1%	2.9%	3.0%	0.1%
	$458,716	$521,658	$62,942	13.7%	45.3%	45.6%	0.3%

Labor

For the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, labor expense increased as a percentage of consolidated revenues mainly as a result of higher labor costs in our Australia/New Zealand acquisition driven by their ongoing real estate rationalization program and our recent shredding acquisitions in Europe which have a higher service revenue component and are therefore more labor intensive. Our digital business had higher costs of labor associated with internal information technology personnel and consultants dedicated to revenue producing projects.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 13.5% for the six months ended June 30, 2006 from 13.4% for the six months ended June 30, 2005. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities and maintenance costs. Rent expense decreased slightly as a percentage of consolidated revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 as a result of maintaining approximately the same overall base rent per square foot in our North American operations in 2005 and 2006 while consolidated revenues increased. The largest component of our facilities cost is rent expense, which increased $8.7 million for the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical businesses, also helped lower our facilities costs as a percentage of consolidated revenues.

Transportation

Our transportation expenses, which increased slightly as a percentage of consolidated revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel and rental costs associated with leased vehicles, mainly attributable to the migration from owned to leased vehicles compounded by a shift in the mix of vehicles from light vans to larger more expensive trucks, offset by a reduction in third party subcontractor courier costs, during the six months ended June 30, 2006 compared to the six months ended June 30, 2005, were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Costs of Sales

Product and other costs of sales are highly correlated to complementary revenue streams. Total product and other costs of sales for the six months ended June 30, 2006 were flat compared to the six months ended June 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
General and Administrative	$72,199	$83,808	$11,609	16.1%	14.1%	14.4%	0.3%
Sales, Marketing & Account Management	44,036	52,991	8,955	20.3%	8.6%	9.1%	0.5%
Information Technology	24,114	29,843	5,729	23.8%	4.7%	5.1%	0.4%
Bad Debt Expense	964	1,643	679	70.4%	0.2%	0.3%	0.1%
	$141,313	$168,285	$26,972	19.1%	27.6%	28.9%	1.3%

	Six Months Ended June 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
General and Administrative	$140,280	$162,938	$22,658	16.2%	13.8%	14.2%	0.4%
Sales, Marketing & Account Management	86,681	104,584	17,903	20.7%	8.6%	9.1%	0.5%
Information Technology	47,948	57,564	9,616	20.1%	4.7%	5.0%	0.3%
Bad Debt Expense	1,744	2,042	298	17.1%	0.2%	0.2%	—%
	$276,653	$327,128	$50,475	18.2%	27.3%	28.6%	1.3%

General and Administrative

The increase in general and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 is mainly attributable to (a) increased compensation expense due to expansion through acquisitions, (b) costs associated with our North American reorganization which added a new level of field management, (c) costs associated with a North American field operations meeting held in the first quarter of 2006 that was not held in the first quarter of 2005, and (d) increased management recruiting fees and professional fees.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales, marketing and account management expenses as a percentage of consolidated revenues for the six months ended June 30, 2006. Throughout 2005 and into 2006, we invested in the expansion and improvement of our sales, marketing and account management functions. In North America, while our sales force headcount has increased at a slower rate than revenue growth, the shift to higher end resources is driving an increase in the level of spending due to higher costs per sales person and the additional support required. We have significantly increased the size of our digital sales force through acquisition (LiveVault) and the hiring of new sales people, particularly in Europe. Additionally, costs associated with an enterprise-wide sales meeting held in the first quarter of 2006 and not in the first quarter of 2005 also contributed to this increase. Our larger North American sales force generated a $5.1 million increase in sales commissions and an increase of $6.8 million of compensation expense for the six months ended June 30, 2006 compared to the six months ended June 30, 2005.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the six months ended June 30, 2006 compared to the six months ended June 30, 2005 due to increases in technology development activities within our digital services business, including the acquisition of LiveVault and associated research and development activities and increased spending to support our growing digital archiving business. Higher utilization of existing information technology resources to revenue producing projects, which are charged to costs of goods sold and decreased information technology spending in our European operations, partially offset this increase.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $11.8 million to $101.1 million (8.8% of consolidated revenues) for the six months ended June 30, 2006 from $89.3 million (8.8% of consolidated revenues) for the six months ended June 30, 2005. Depreciation expense increased $5.7 million and $10.5 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which consist of racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $0.8 million and $1.3 million for the three and six months ended June 30, 2006 compared to the same periods in 2005, respectively, primarily due to amortization of intangible assets such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our acquisitions of LiveVault, Pickfords Records Management (“Pickfords”) and our other 2005 acquisitions, most of which were completed in the second half of the year.

OPERATING INCOME

As a result of the foregoing factors, consolidated operating income increased $6.2 million, or 6.4%, to $102.9 million (17.7% of consolidated revenues) for the three months ended June 30, 2006 from $96.7 million (18.9% of consolidated revenues) for the three months ended June 30, 2005. Consolidated operating income increased $7.5 million, or 4.0%, to $195.3 million (17.1% of consolidated revenues) for the six months ended June 30, 2006 from $187.8 million (18.5% of consolidated revenues) for the six months ended June 30, 2005.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $12.7 million, or 9.0% to $154.2 million (26.5% of consolidated revenues) for the three months ended June 30, 2006 from $141.4 million (27.6% of consolidated revenues) for the three months ended June 30, 2005. Consolidated OIBDA increased $19.4 million, or 7.0% to $296.4 million (25.9% of consolidated revenues) for the six months ended June 30, 2006 from $277.1 million (27.3% of consolidated revenues) for the six months ended June 30, 2005.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net remained flat at $47.2 million for both the three months ended June 30, 2006 and 2005, and increased $0.8 million to $93.8 million from $93.0 million for the six months ended June 30, 2006. The change is primarily due to increased borrowings to fund our 2005 and 2006 acquisitions, particularly LiveVault and Pickfords, offset by a decrease in our weighted average interest rate to 7.4% as of June 30, 2006 from 7.6% as of June 30, 2005.

Other Expense (Income), Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
	2005	2006	Change	2005	2006	Change
Foreign currency transaction losses (gains), net	$4,965	$(7,186)	$(12,151)	$9,754	$(8,515)	$(18,269)
Other, net	(19)	328	347	(145)	(1,190)	(1,045)
	$4,946	$(6,858)	$(11,804)	$9,609	$(9,705)	$(19,314)

Foreign currency gains of $8.5 million based on period-end exchange rates were recorded in the six months ended June 30, 2006, primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro, and the weakening of the Australian dollar  against the U.S. dollar compared to December 31, 2005 as these currencies relate to our intercompany balances with and between our Australian, U.K., and European subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

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

Provision for Income Taxes

Our effective tax rates for the three months ended June 30, 2005 and 2006 were 42.4% and 38.7%, respectively. Our effective tax rates for the six months ended June 30, 2005 and 2006 were 42.4%, and 40.6%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). During the second quarter of 2006, we recorded a reduction in income tax expense as a result of a new Texas law changing the way state income tax is calculated in that state. As a result of this change, we have reversed a deferred tax liability of $1.7 million, net of federal tax benefit, related to our Texas state taxes. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively, compared to $0.2 million and $0.7 million for the three and six months ended June 30, 2005, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of the foregoing factors, consolidated net income increased $12.4 million, or 48.9%, to $37.8 million (6.5% of consolidated revenues) for the three months ended June 30, 2006 from net income of $25.4 million (5.0% of consolidated revenues) for the three months ended June 30, 2005. For the six months ended June 30, 2006, consolidated net income increased $16.8 million, or 34.6%, to $65.1 million (5.7% of consolidated revenues) from net income of $48.4 million (4.8% of consolidated revenues) for the six months ended June 30, 2005.

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

North American Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2005	June 30, 2006	Increase in Revenues	Increase in Revenues	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Three Months Ended	$378,795	$415,254	$36,459	9.6%	$114,295	$119,094	30.2%	28.7%
Six Months Ended	749,715	825,155	75,440	10.1%	225,037	233,078	30.0%	28.2%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2005	June 30, 2006
Three Months Ended	$28,565	$31,534
Six Months Ended	57,155	62,062

(1)       See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the six months ended June 30, 2006, revenue in our North American Physical Business segment increased 10.1% primarily due to increasing storage internal growth rates resulting from stable net volume growth and a positive pricing environment, increasing service revenue growth rates particularly in data protection and fulfillment, growth of our secure shredding operations, and acquisitions. In addition, favorable currency fluctuations during the six months ended June 30, 2006 in Canada increased revenue, as measured in U.S. dollars, by $6.0 million when compared to the six months ended June 30, 2005. Contribution as a percent of segment revenue decreased in the six months ended June 30, 2006 due mainly to (a) higher transportation costs, primarily fuel and rental costs associated with leased vehicles, mainly attributable to the migration from owned to leased vehicles compounded by a shift in the mix of vehicles from light vans to larger more expensive trucks, (b) increased facility costs, primarily utilities and maintenance, (c) increased investment in sales, marketing and account management primarily related to a shift in hiring more experienced personnel at a higher cost, (d) costs associated with the North American reorganization, including a new level of field management, (e) costs associated with our enterprise-wide sales meeting and a field operations meeting, both held in the first half of 2006 but not in the first half of 2005, and (f) higher labor costs associated with recent acquisitions.

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

International Physical Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
				Percentage
	June 30, 2005	June 30, 2006	Increase in Revenues	Increase in Revenues	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Three Months Ended	$108,788	$132,182	$23,394	21.5%	$28,293	$31,467	26.0%	23.8%
Six Months Ended	216,246	255,153	38,907	18.0%	53,383	60,575	24.7%	23.7%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2005	June 30, 2006
Three Months Ended	$10,473	$12,987
Six Months Ended	20,607	25,338

(1)       See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 18.0% during the six months ended June 30, 2006.  This increase was due to the acquisition of Pickfords in December 2005, which contributed $19.4 million in revenue, an increase of $11.8 million in Europe (net of a $17.5 million unfavorable currency fluctuation), and an increase of $7.8 million in Latin America (net of a $2.2 million favorable currency fluctuation). Contribution as a percent of segment revenue decreased primarily due to increases in European recruitment fees, new management, sales, and marketing personnel, and the acquisition of shredding businesses that operate at lower margins, off set by a decrease in bad debt expense.

Worldwide Digital Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	June 30, 2005	June 30, 2006	Increase in Revenues	Increase in Revenues	June 30, 2005	June 30, 2006	June 30, 2005	June 30, 2006
Three Months Ended	$24,339	$34,132	$9,793	40.2%	$(67)	$3,432	(0.3)%	10.1%
Six Months Ended	47,367	64,917	17,550	37.1%	(461)	2,786	(1.0)%	4.3%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2005	June 30, 2006
Three Months Ended	$5,707	$6,752
Six Months Ended	11,529	13,721

(1)       See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three and six months ended June 30, 2006, revenue in our Worldwide Digital Business segment increased 40.2% and 37.1% compared to the three and six months ended June 30, 2005, on internal growth of 31% and 29%, respectively, primarily attributable to our online backup service offerings for both personal computer and server data. The acquisition of LiveVault in December 2005, contributed $2.8 million and $5.0 million in revenue during the three and six months ended June 30, 2006, respectively. Contribution as a percent of segment revenue increased during both periods primarily due to increased revenues which resulted in a higher absorption of fixed costs and a reduction in royalty payments offset by increased overhead due to the acquisition of LiveVault, increased investment in the European sales force, and increases in information technology costs.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the six months ended June 30, 2005 and 2006 (in thousands).

	2005	2006
Cash flows provided by operating activities	$191,355	$173,735
Cash flows used in investing activities	(172,500)	(234,963)
Cash flows provided by financing activities	(21,262)	48,246
Cash and cash equivalents at the end of period	29,517	40,952

Net cash provided by operating activities was $173.7 million for the six months ended June 30, 2006 compared to $191.4 million for the six months ended June 30, 2005. The decrease resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by the net change in assets and liabilities. The net change in assets and liabilities is primarily associated with higher incentive compensation payments in 2006 compared to 2005 and timing of prepaid items such as real estate taxes.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the six months ended June 30, 2006 amounted to $162.2 million. For the six months ended June 30, 2006, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities. We expect our capital expenditures to be between $320 million and $360 million in the year ending December 31, 2006. Included in our estimated capital expenditures for 2006 is $50 million to $60 million of opportunity driven real estate purchases.

In the six months ended June 30, 2006, we paid net cash consideration of $68.9 million for acquisitions, primarily related to the acquisition of two shredding businesses in the U.K., the buyout of minority partners in France and Mexico and contingent payments associated with a shredding acquisition in the U.S. and another acquisition in Europe. Cash flows provided by operating activities, borrowings under our revolving credit facilities and cash equivalents on-hand funded these acquisitions.

Net cash provided by financing activities was $48.2 million for the six months ended June 30, 2006. During the six months ended June 30, 2006, we had gross borrowings under our revolving credit facilities and term loan facilities of $339.1 million and $10.2 million of proceeds from the exercise of stock options and employee stock purchase plan. We used the proceeds from these financing transactions to repay debt and term loans ($299.0 million), repay debt financing from minority stockholders, net ($2.0 million) and to fund acquisitions.

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2006 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$249,602
IMI Term Loan Facility(1)	343,750
IME Revolving Credit Facility(2)	104,928
IME Term Loan Facility(2)	182,630
8 1/4% Senior Subordinated Notes due 2011(3)	149,782
8 5/8% Senior Subordinated Notes due 2013(3)	481,022
7 1/4% GBP Senior Subordinated Notes due 2014(3)	272,445
7 3/4% Senior Subordinated Notes due 2015(3)	439,049
6 5/8% Senior Subordinated Notes due 2016(3)	315,306
Real Estate Mortgages	4,420
Seller Notes	8,189
Other	56,635
Total Long-term Debt	2,607,758
Less Current Portion	(65,762)
Long-term Debt, Net of Current Portion	$2,541,996

(1)          All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)          Most of IME’s non-dormant subsidiaries have either guaranteed this indebtedness or their shares of capital stock and inercompany indebtedness has been pledged to  secure this indebtedness. IMI has not guaranteed or otherwise provided security for this indebtedness nor have any of IMI’s U.S., Canadian, Asia Pacific, Mexican or  South American subsidiaries.

(3)          These debt instruments are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee these debt instruments.

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 and 4.7 as of December 31, 2005 and June 30, 2006, respectively. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

Our consolidated balance sheet as of June 30, 2006 includes 100.0 million British pounds sterling and 83.0 million Euro of borrowing (totaling $287.6 million) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1.7 million British pounds sterling ($3.2 million). The remaining availability, based on its current level of external debt and the leverage ratio under the IME revolving credit facility on April 30, 2006, was approximately 40.8 million British pounds sterling ($74.5 million). The interest rates in effect under the IME revolving credit facility ranged from 3.9% to 5.9% as of April 30, 2006.

As of June 30, 2006, we had $249.6 million of borrowings under the IMI revolving credit facility, of which $29.5 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 188.0 million), in Australian dollars (AUD 55.0 million), and in New Zealand dollars (NZD 20.2 million); we also had various outstanding letters of credit totaling $23.9 million. The remaining availability, based on Iron Mountain Incorporated’s (“IMI”) current level of external debt and the leverage ratio under the IMI revolving credit facility, on June 30, 2006 was $126.5 million. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 5.5% to 9.1% and 7.0% to 7.9%, respectively, as of June 30, 2006.

The IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of June 30, 2006.

In July 2006, we completed an underwritten public offering of $200,000 in aggregate principal amount of our 8 3/4% Senior Subordinated Notes due 2018, which were issued at a price to investors of 100% of par. Our net proceeds of approximately $196,800, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation relating to our outstanding 8 1/4%  Senior Subordinated Notes due 2011, (b) fund our purchase in the open market of $33,000 in aggregate principal amount of our other Senior Subordinated Notes and (c) repay borrowings under our revolving credit facility. As a result, we will record a charge to other expense (income), net of approximately $3,000 in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and other Senior Subordinated Notes, which consists of tender premiums, transaction costs, deferred financing costs, as well as, original issue discounts and premiums related to the 8 1/4% and other Senior Subordinated Notes.

In July 2006, we experienced a significant fire in a records and information facility in London, England that resulted in the complete destruction of the leased facility. We believe we carry adequate property and liability insurance and are in the process of assessing the cause of, and other circumstances involved with, the fire. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition or liquidity.

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

Net Operating Loss Carryforwards

At June 30, 2006, we had estimated net operating loss carryforwards of approximately $79 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2006.

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

As of June 30, 2006, excluding the affect of the swap described below, we had $801.4 million of variable rate debt outstanding with a weighted average variable interest rate of 6.0%, and $1,806.4 million of fixed rate debt outstanding. As of June 30, 2006, 69% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the quarter ended June 30, 2006 would have been reduced by $1.2 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 30, 2006.

Subsequent to its second quarter of 2006, Iron Mountain Europe Limited (“IME”) entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s 100,000 British pounds multi-currency term loan facility. The notional value of the swap will decline to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date.

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

The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries and our foreign subsidiaries and IME. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition to lock in certain transaction economics, while we arrange permanent financing. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4%  senior subordinated notes, we effectively hedge most of our outstanding intercompany loan with IME. IM Canada has financed their capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provide a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. As of June 30, 2006, except as noted above, our currency exposures to intercompany balances are unhedged.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of June 30, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

There are no material changes from the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005, other than the insertion of one additional risk factor as previously disclosed in our Current Report on Form 8-K filed on July 11, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our common stock repurchased for the three months ended June 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2006-May 31, 2006	914	$36.33	—	—
Total	914	$36.33	—	—

       (1) Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 4.                        Submission of Matters to a Vote of Security-Holders

The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on May 25, 2006.

(a)          Election of directors to serve until the Year 2007 Annual Meeting of Stockholders, or until their successors are elected and qualified

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-votes
Clarke H. Bailey	100,344,468	24,801,908	0
Constantin R. Boden	122,837,357	2,309,019	0
Kent P. Dauten	124,027,761	1,118,615	0
John F. Kenny, Jr.	122,088,421	3,057,955	0
Arthur D. Little	123,192,135	1,954,240	0
C. Richard Reese	123,171,345	1,975,031	0
Vincent J. Ryan	121,766,851	3,379,525	0

(b)          Approval of an amendment to the Amended and Restated Certificate of Incorporation of Iron Mountain Incorporated to increase the number of authorized shares of Common Stock from 200,000,000 to 400,000,000

For	Against	Abstain	Broker Non-votes
120,488,107	4,614,883	43,386	0

(c)           Approval of an amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder from 3,352,543 to 8,352,543

For	Against	Abstain	Broker Non-votes
107,676,909	2,442,716	50,954	14,975,797

(d)          Approval of an amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program to increase the maximum compensation payable thereunder and modify and to re-approve the payment criteria thereunder

For	Against	Abstain	Broker Non-votes
107,648,777	2,435,991	85,811	14,975,797

(e)           Approval of the adoption of the Iron Mountain Incorporated 2006 Senior Executive Incentive Program

For	Against	Abstain	Broker Non-votes
108,931,222	1,170,542	68,815	14,975,797

(f)             Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2006

For	Against	Abstain
124,862,434	247,245	36,697

Item 6.                        Exhibits

(a)           Exhibits

Exhibit No.	Description
4.1

Third Supplemental Indenture, dated as of July 17, 2006, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, supplementing the Senior Subordinated Indenture, dated as of December 30, 2002, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.  (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated July 20, 2006.)

4.2

Supplemental Indenture, dated as of July 24, 2006, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, supplementing the Indenture, dated as of April 26, 1999, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.  (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated July 28, 2006.)

10.1	Second Amendment to the 2002 Stock Incentive Plan. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated June 1, 2006.)
10.2	Second Amendment to the 2003 Senior Executive Incentive Program. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated June 1, 2006.)
10.3	2006 Senior Executive Incentive Program. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated June 1, 2006.)
10.4	Compensation Plan for Non-Employee Directors. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated June 1, 2006.)
10.5

Composite Copy of the Multi-Currency Term, Revolving Credit Facilities Agreement, dated as of March 4, 2004, as amended and in effect on the date hereof, among Iron Mountain Europe Limited, certain lenders party thereto, Barclays Capital and The Governor and Company of the Bank of Scotland, as arrangers, and The Governor and Company of the Bank of Scotland as the facility agent, and security trustee.

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

IRON MOUNTAIN INCORPORATED

August 9, 2006	BY:	/s/ JOHN F. KENNY, Jr.
(DATE)		John F. Kenny, Jr.
Executive Vice President,
Chief Financial Officer and Director
(Principal Financial Officer)