Form 10-Q
period 2006-09-30
IRON MOUNTAIN INC
filed 2006-11-09
CIK 1020569

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒         Accelerated filer ☐         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

Number of shares of the registrant’s Common Stock at November 1, 2006: 132,402,575

IRON MOUNTAIN INCORPORATED

Part I.          Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31,	September 30,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$53,413	$45,389
Accounts receivable (less allowances of $14,522 and $14,385, respectively)	408,564	457,996
Deferred income taxes	27,623	27,533
Prepaid expenses and other	64,568	89,001
Total Current Assets	554,168	619,919
Property, Plant and Equipment:
Property, plant and equipment	2,556,880	2,843,779
Less—Accumulated depreciation	(775,614)	(915,997)
Net Property, Plant and Equipment	1,781,266	1,927,782
Other Assets, net:
Goodwill	2,138,641	2,185,659
Customer relationships and acquisition costs	229,006	264,208
Deferred financing costs	31,606	29,895
Other	31,453	31,484
Total Other Assets, net	2,430,706	2,511,246
Total Assets	$4,766,140	$5,058,947
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$25,905	$59,748
Accounts payable	148,234	137,331
Accrued expenses	266,720	262,602
Deferred revenue	151,137	156,505
Total Current Liabilities	591,996	616,186
Long-term Debt, net of current portion	2,503,526	2,575,081
Other Long-term Liabilities	33,545	33,034
Deferred Rent	35,763	53,887
Deferred Income Taxes	225,314	272,133
Commitments and Contingencies (see Note 9)
Minority Interests	5,867	5,041
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 131,662,871 shares and 132,381,563 shares, respectively)	1,317	1,324
Additional paid-in capital	1,105,604	1,131,748
Retained earnings	244,524	336,252
Accumulated other comprehensive items, net	18,684	34,261
Total Stockholders’ Equity	1,370,129	1,503,585
Total Liabilities and Stockholders’ Equity	$4,766,140	$5,058,947

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended September 30,
	2005	2006
Revenues:
Storage	$296,784	$338,313
Service and storage material sales	229,688	257,297
Total Revenues	526,472	595,610
Operating Expenses:
Cost of sales (excluding depreciation)	237,414	277,227
Selling, general and administrative	141,442	167,602
Depreciation and amortization	45,698	53,146
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(259)	505
Total Operating Expenses	424,295	498,480
Operating Income	102,177	97,130
Interest Expense, Net	44,308	50,462
Other (Income) Expense, Net	(6,542)	583
Income Before Provision for Income Taxes and Minority Interest	64,411	46,085
Provision for Income Taxes	27,637	19,205
Minority Interest in Earnings of Subsidiaries, Net	397	267
Net Income	$36,377	$26,613
Net Income per Share—Basic	$0.28	$0.20
Net Income per Share—Diluted	$0.27	$0.20
Weighted Average Common Shares Outstanding—Basic	130,862	132,205
Weighted Average Common Shares Outstanding—Diluted	132,283	133,724

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Revenues:
Storage	$873,805	$985,331
Service and storage material sales	665,995	755,504
Total Revenues	1,539,800	1,740,835
Operating Expenses:
Cost of sales (excluding depreciation)	696,130	798,885
Selling, general and administrative	418,095	494,730
Depreciation and amortization	134,989	154,267
Loss on disposal/writedown of property, plant and equipment, net	606	494
Total Operating Expenses	1,249,820	1,448,376
Operating Income	289,980	292,459
Interest Expense, Net	137,336	144,294
Other Expense (Income), Net	3,067	(9,122)
Income Before Provision for Income Taxes and Minority Interest	149,577	157,287
Provision for Income Taxes	63,739	64,388
Minority Interest in Earnings of Subsidiaries, Net	1,102	1,171
Net Income	$84,736	$91,728
Net Income per Share—Basic	$0.65	$0.70
Net Income per Share—Diluted	$0.64	$0.69
Weighted Average Common Shares Outstanding—Basic	130,439	131,938
Weighted Average Common Shares Outstanding—Diluted	131,757	133,494

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2005	2006
Cash Flows from Operating Activities:
Net income	$84,736	$91,728
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries, net	1,102	1,171
Depreciation	122,970	139,512
Amortization (includes deferred financing costs and bond discount of $3,761 and $3,941, respectively)	15,780	18,696
Stock compensation expense	4,011	8,851
Provision for deferred income taxes	49,303	45,658
Loss on early extinguishment of debt	—	2,779
Loss on disposal/writedown of property, plant and equipment, net	606	494
Loss (Gain) on foreign currency and other, net	381	(15,962)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(42,054)	(39,706)
Prepaid expenses and other current assets	(4,052)	(7,352)
Accounts payable	8,196	6,862
Accrued expenses, deferred revenue and other current liabilities	25,748	18,134
Other assets and long-term liabilities	12,134	8,350
Cash Flows from Operating Activities	278,861	279,215
Cash Flows from Investing Activities:
Capital expenditures	(189,711)	(259,863)
Cash paid for acquisitions, net of cash acquired	(46,096)	(74,600)
Additions to customer relationship and acquisition costs	(9,954)	(10,345)
Investment in joint ventures	—	(3,129)
Other, net	9,574	282
Cash Flows from Investing Activities	(236,187)	(347,655)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(441,397)	(447,561)
Proceeds from debt and term loans	396,624	408,056
Early retirement of senior subordinated notes	—	(112,397)
Net proceeds from sales of senior subordinated notes	—	196,608
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(2,021)	(2,025)
Proceeds from exercise of stock options and employee stock purchase plan	16,645	14,083
Excess tax benefits from stock-based compensation	—	2,820
Payment of debt financing costs and stock issuance costs	(622)	(343)
Cash Flows from Financing Activities	(30,771)	59,241
Effect of exchange rates on cash and cash equivalents	145	1,175
Increase (Decrease) in Cash and Cash Equivalents	12,048	(8,024)
Cash and Cash Equivalents, Beginning of Period	31,942	53,413
Cash and Cash Equivalents, End of Period	$43,990	$45,389
Supplemental Data:
Cash Paid for Interest	$140,420	$141,029
Cash Paid for Income Taxes	$7,712	$11,944
Non-Cash Investing Activities:
Capital Leases	$8,106	$9,484
Capital Expenditures	$—	$22,991

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

The consolidated balance sheet presented as of December 31, 2005 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes included in our Current Report on Form 8-K dated May 22, 2006.

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

b.                Foreign Currency Translation

Local currencies are considered the functional currencies for our operations outside the United States. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4 % GBP Senior Subordinated Notes due 2014, (b) the borrowings in certain foreign currencies under our revolving credit agreements, and (c) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. Included in other expense (income), net are $5,745 of net gains and $4,009 of net losses associated with foreign currency transactions for the three and nine months ended September 30, 2005, respectively, and $2,131 and $10,646 of net gains associated with foreign currency transactions for the three and nine months ended September 30, 2006, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2005 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of September 30, 2006, no factors were identified that would alter this assessment. Impairment adjustments recognized in the future, if any, will be recognized as operating expenses. Our operating segments at which level we performed our goodwill impairment analysis for the year ended December 31, 2005 were as follows:  Business Records Management, Data Protection, Fulfillment, Digital Archiving Services, Europe, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more operating segments, the goodwill is reassigned to the segments affected based on their relative fair value. Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. See Note 8 for more information regarding our changes in segment reporting.

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

The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2006 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2005	$1,543,037	$463,742	$131,862	$2,138,641
Deductible Goodwill acquired during the period	5,195	1,642	—	6,837
Nondeductible Goodwill acquired during the period	3,504	7,211	—	10,715
Adjustments to purchase reserves	(407)	(1,967)	(130)	(2,504)
Fair value adjustments	(177)	(13,677)	497	(13,357)
Currency effects and other adjustments	7,924	37,396	7	45,327
Balance as of September 30, 2006	$1,559,076	$494,347	$132,236	$2,185,659

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at September 30, 2006 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$312,424	$48,216	$264,208
Core Technology(1)	25,960	5,599	20,361
Non-Compete Agreements(1)	1,318	1,169	149
Deferred Financing Costs	49,359	19,464	29,895
Total	$389,061	$74,448	$314,613

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

Stock-based compensation expense, included in the accompanying consolidated statements of operations, for Employee Stock-Based Awards, for the three and nine months ended September 30, 2005 was $1,865 ($1,646 after tax, or $0.01 per basic and diluted share) and $4,011 ($3,338 after tax, or $0.03 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2006 was $3,028 ($2,153 after tax, or $0.02 per basic and diluted share) and $8,851 ($6,671 after tax, or $0.05 per basic and diluted share), respectively. For the three and nine months ended September 30, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $212 and $766, respectively, and net income to decrease by $122 and $462, respectively, and had no impact on basic and diluted earnings per share.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $2,820 for the nine months ended September 30, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded in the three and nine months ended September 30,  2005 based on SFAS No. 123R. The reported and pro forma net income and earnings per share for the three and nine months ended September 30, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the three and nine months ended September 30, 2006 are included in the table below only to provide the detail for a comparative presentation to the same periods of 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Net income, as reported	$36,377	$26,613	$84,736	$91,728
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	1,646	2,153	3,338	6,671
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(1,862)	(2,153)	(4,195)	(6,671)
Net income, pro forma	$36,161	$26,613	$83,879	$91,728
Net Income per share:
Basic—as reported	$0.28	$0.20	$0.65	$0.70
Basic—pro forma	0.28	0.20	0.64	0.70
Diluted—as reported	0.27	0.20	0.64	0.69
Diluted—pro forma	0.27	0.20	0.64	0.69

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
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the nine months ended September 30, 2005 and 2006 was $10.85 and $14.77 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Nine Months Ended	Nine Months Ended
Weighted Average Assumption	September 30, 2005	September 30, 2006
Expected volatility	26.7%	24.6%
Risk-free interest rate	4.04%	4.75%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing model since we do not pay dividends and have no current plans to do so in the future. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees.

A summary of option activity for the nine months ended September 30, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	5,495,274	$22.41
Granted	623,609	39.54
Exercised	(532,834)	16.32
Forfeited	(173,857)	28.01
Outstanding at September 30, 2006	5,412,192	$24.79	6.4	$98,232
Options exercisable at September 30, 2006	2,718,199	$17.13	4.5	$70,157

The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was approximately $4,564 and $12,733, respectively.

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005 which had a 3-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the nine months ended September 30, 2006 is a portion of the cost related to restricted stock granted in July 2005. We did not grant restricted stock in the first nine months of 2006.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

A summary of restricted stock activity for the nine months ended September 30, 2006 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2005	64,641	$30.94
Granted	—	—
Vested	(26,106)	30.94
Forfeited	—	—
Non-vested at September 30, 2006	38,535	$30.94

The total fair value of shares vested for the three and nine months ended September 30, 2006 was $0 and $1,003, respectively.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. For the nine months ended September 30, 2005 and 2006, there were 193,890 shares and 193,778 shares, respectively, purchased under the ESPP. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP will be changed to 95% of the fair market price at the end of the offering period without a look back feature.

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

As of September 30, 2006, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $25,682 and is expected to be recognized over a weighted-average period of 4.1 years.

We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

e.                 Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares, substantially attributable to stock options, included in the calculation of diluted net income per share totaled 1,421,135 and 1,518,528 shares for the three months ended September 30, 2005 and 2006, respectively, and 1,317,623 shares and 1,555,506 shares for the nine months ended September 30, 2005 and 2006, respectively. Potential common shares of 274,641 and 421,748 for the three and nine months ended September 30, 2005, respectively, and potential common shares of 694,226 and 540,397 for the three and nine months ended September 30, 2006, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

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

(3) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Comprehensive Income:
Net Income	$36,377	$26,613	$84,736	$91,728
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(8,531)	5,306	(4,778)	15,367
Market Value Adjustments for Hedging Contracts, Net of Tax	196	(123)	2,035	139
Market Value Adjustments for Securities, Net of Tax	163	58	152	71
Comprehensive Income	$28,205	$31,854	$82,145	$107,305

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

We previously entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedged interest rate risk on certain amounts of our term loan. Both of these swap agreements expired in the first quarter of 2006. As a result of the foregoing, for the three and nine months ended September 30, 2005, we recorded additional interest expense of $781 and $3,549, respectively, and for the three months ended March 31, 2006, we recorded additional interest expense of $127, resulting from interest rate swap payments.

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. We have recorded, in the accompanying consolidated balance sheet, the estimated cost to terminate this swap (fair value of the derivative liability) of $1,063 (which was recorded in accrued expenses) as of September 30, 2006. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability through earnings. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest income of $974 and $1,367 for the three and nine months ended September 30, 2005, respectively, and interest expense of $441 and interest income of $537 for the three and nine months ended September 30, 2006, respectively.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedged interest rate risk on IME’s 100,000 British pounds multi-currency term loan facility. Both of these swap agreements expired in the second quarter of 2006. For the three and nine months ended September 30, 2005, we recorded additional interest income of $9 and $52, respectively, and for the three and six months ended June 30, 2006, we recorded interest expense of $71 and $184, respectively, resulting from interest rate swap cash payments.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s 100,000 British pounds multi-currency term loan facility. The notional value of the swap will decline to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $115 (which was recorded in accrued expenses), $34 and $81, respectively, as of September 30, 2006. For the three months ended September 30, 2006, we recorded additional interest expense of $65 resulting from interest rate swap.

In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars (AUD) and 20,200 in New Zealand dollars (NZD) to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We recorded a realized loss of $205 for the three months ended September 30, 2006. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three months ended September 30, 2006, we recorded an unrealized foreign exchange gain of $273 in other expense (income), net in the accompanying statement of operations.

(5) Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2006 acquisitions was provided primarily through borrowings under our credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(5) Acquisitions (Continued)

A summary of the consideration paid and the allocation of the purchase price of all 2006 acquisitions is as follows:

Cash Paid (Gross of cash acquired)(1)	$54,708
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(2)	(44,682)
Liabilities Assumed(3)	8,445
Minority Interest(4)	(919)
Total Fair Value of Identifiable Net Assets Acquired	(37,156)
Recorded Goodwill	$17,552

(1)          Included in cash paid for acquisitions in the consolidated statements of cash flows for the nine months ended September 30, 2006 are contingent payments totaling $21,382 related to acquisitions made in prior years.

(2)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements. Additionally, includes customer relationship assets of $27,701 for the nine months ended September 30, 2006.

(3)          Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)          Consisted primarily of the carrying value of minority interests of European, Latin American and Asia Pacific partners at the date of acquisition.

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

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2006 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(5) Acquisitions (Continued)

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2005	Nine Months Ended September 30, 2006
Reserves, Beginning Balance	$21,414	$12,698
Reserves Established	1,142	3,356
Expenditures	(7,360)	(4,190)
Adjustments to Goodwill, including currency effect(1)	(2,498)	(4,931)
Reserves, Ending Balance	$12,698	$6,933

(1)          Includes adjustments to goodwill as a result of finalizing our restructuring plans.

At September 30, 2006, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($3,321), severance costs ($317), and move and other exit costs ($3,295). These accruals are expected to be used prior to September 30, 2007 except for lease losses ($2,221), severance contracts ($135), and move and other exit costs ($436), all of which are based on contracts that extend beyond one year.

In connection with our acquisition in India, we entered into a shareholder agreement in May 2006. The agreement contains a put provision that would allow the minority stockholder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $1,800). In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,”  we recorded a liability in the amount of $368, with the offset to goodwill.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(6) Long-term Debt

Long-term debt consists of the following:

	December 31, 2005		September 30, 2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$216,396	$216,396	$168,805	$168,805
IMI Term Loan Facility(1)	345,500	345,500	342,875	342,875
IME Revolving Credit Facility(1)	84,262	84,262	124,753	124,753
IME Term Loan Facility(1)	177,450	177,450	186,360	186,360
8 1/4% Senior Subordinated Notes due 2011(2)	149,760	151,500	71,784	72,061
8 5/8% Senior Subordinated Notes due 2013(2)	481,032	502,513	448,006	457,951
7 1/4% GBP Senior Subordinated Notes due 2014(2)	258,120	250,376	280,890	276,677
7 3/4% Senior Subordinated Notes due 2015(2)	439,506	435,568	438,821	431,255
6 5/8% Senior Subordinated Notes due 2016(2)	315,059	299,200	315,429	299,200
8 3/4% Senior Subordinated Notes due 2018(2)	—	—	200,000	207,500
Real Estate Mortgages(1)	4,707	4,707	4,254	4,254
Seller Notes(1)	9,398	9,398	8,443	8,443
Other(1)	48,241	48,241	44,409	44,409
Total Long-term Debt	2,529,431		2,634,829
Less Current Portion	(25,905)		(59,748)
Long-term Debt, Net of Current Portion	$2,503,526		$2,575,081

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2005 and September 30, 2006) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair value of these debt instruments is based on quoted market prices for these notes on December 31, 2005 and September 30, 2006.

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies, and a 100,000 British pounds multi-currency term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(6) Long-term Debt (Continued)

pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of September 30, 2006 included 82,000 British pounds sterling and 124,057 Euro of borrowings (totaling $311,113) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1,712 British pounds sterling ($3,190). The remaining availability, based on IME’s current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2006, was approximately 31,346 British pounds sterling ($58,416). The interest rates in effect under the IME revolving credit facility ranged from 4.3% to 6.2% as of July 31, 2006. For the three and nine months ended September 30, 2005, we recorded commitment fees of $210 and $629, respectively, based on 0.9% of unused balances under the IME revolving credit facility. For the three and nine months ended September 30, 2006, we recorded commitment fees of $114 and $368, respectively, based on 0.6% of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into an amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550,000 and was comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement, increasing availability under the revolving credit facility from $350,000 to $400,000. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750,000 as of December 31, 2005. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of September 30, 2006, we had $168,805 of borrowings under our IMI revolving credit facility, all of which was denominated in Canadian dollars (CAD 188,000); we also had various outstanding letters of credit totaling $23,983. The remaining availability, based on Iron Mountain Incorporated’s (“IMI”) current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2006 was $207,212. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 6.0% to 6.3% and 7.0% to 7.3%, respectively, as of September 30, 2006. For the three and nine months ended September 30, 2005, we recorded commitment fees of $217 and $660, respectively, and for the three and nine months ended September 30, 2006, we recorded commitment fees of $147 and $371, respectively, based on 0.4% of unused balances under the IMI revolving credit facility.

In July 2006, we completed an underwritten public offering of $200,000 in aggregate principal amount of our 8 3/4% Senior Subordinated Notes due 2018, which were issued at par. Our net proceeds of

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(6) Long-term Debt (Continued)

$196,608, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation of $78,119 in aggregate principal amount of our outstanding 8 1/4% Senior Subordinated Notes due 2011, (b) fund our purchase in the open market of $33,000 in aggregate principal amount of our 8 5/8% Senior Subordinated Notes due 2013 and (c) repay borrowings under our revolving credit facility. As a result, we recorded a charge to other expense (income), net of $2,779 in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and 8 5/8% Senior Subordinated Notes, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums related to the 8 1/4% and 8 5/8% Senior Subordinated Notes.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of September 30, 2006.

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2005 and September 30, 2006 and for the three and nine months ended September 30, 2005 and 2006. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	September 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$10,291	$35,098	$—	$45,389
Accounts Receivable	—	315,347	142,649	—	457,996
Intercompany Receivable	867,936	—	5,448	(873,384)	—
Other Current Assets	321	65,837	51,596	(1,220)	116,534
Total Current Assets	868,257	391,475	234,791	(874,604)	619,919
Property, Plant and Equipment, Net	—	1,299,919	627,863	—	1,927,782
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,140,591	11,003	—	(2,151,594)	—
Investment in Subsidiaries	619,598	327,333	—	(946,931)	—
Goodwill	—	1,490,580	685,337	9,742	2,185,659
Other	26,139	134,130	166,187	(869)	325,587
Total Other Assets, Net	2,786,328	1,963,046	851,524	(3,089,652)	2,511,246
Total Assets	$3,654,585	$3,654,440	$1,714,178	$(3,964,256)	$5,058,947
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$250,054	$623,330	$(873,384)	$—
Current Portion of Long-term Debt	4,097	5,295	50,356	—	59,748
Total Other Current Liabilities	47,547	359,724	150,387	(1,220)	556,438
Long-term Debt, Net of Current Portion	2,094,503	14,418	466,160	—	2,575,081
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,140,591	10,003	(2,151,594)	—
Other Long-term Liabilities	3,853	283,657	72,413	(869)	359,054
Commitments and Contingencies
Minority Interests	—	—	925	4,116	5,041
Stockholders’ Equity	1,503,585	600,701	340,604	(941,305)	1,503,585
Total Liabilities and Stockholders’ Equity	$3,654,585	$3,654,440	$1,714,178	$(3,964,256)	$5,058,947

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Three Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$217,723	$79,061	$—	$296,784
Service and Storage Material Sales	—	169,050	60,638	—	229,688
Total Revenues	—	386,773	139,699	—	526,472
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	170,882	66,532	—	237,414
Selling, General and Administrative	27	108,498	32,917	—	141,442
Depreciation and Amortization	13	32,780	12,905	—	45,698
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	—	(163)	(96)	—	(259)
Total Operating Expenses	40	311,997	112,258	—	424,295
Operating (Loss) Income	(40)	74,776	27,441	—	102,177
Interest Expense (Income), Net	38,876	(8,316)	13,748	—	44,308
Equity in the Earnings of Subsidiaries, Net of Tax	(68,834)	(10,805)	—	79,639	—
Other (Income) Expense, Net	(6,459)	2,691	(2,774)	—	(6,542)
Income Before Provision for Income Taxes and Minority Interest	36,377	91,206	16,467	(79,639)	64,411
Provision for Income Taxes	—	22,181	5,456	—	27,637
Minority Interest in Earnings of Subsidiaries, Net	—	—	397	—	397
Net Income	$36,377	$69,025	$10,614	$(79,639)	$36,377

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors  (Continued)

	Three Months Ended September 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$243,456	$94,857	$—	$338,313
Service and Storage Material Sales	—	170,756	86,541	—	257,297
Total Revenues	—	414,212	181,398	—	595,610
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	183,966	93,261	—	277,227
Selling, General and Administrative	26	120,282	47,294	—	167,602
Depreciation and Amortization	23	35,557	17,566	—	53,146
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	351	154	—	505
Total Operating Expenses	49	340,156	158,275	—	498,480
Operating (Loss) Income	(49)	74,056	23,123	—	97,130
Interest Expense (Income), Net	42,883	(9,111)	16,690	—	50,462
Equity in the Earnings of Subsidiaries, Net of Tax	(82,983)	(3,768)	—	86,751	—
Other Expense (Income), Net	13,438	(13,934)	1,079	—	583
Income Before Provision for Income Taxes and Minority Interest	26,613	100,869	5,354	(86,751)	46,085
Provision for Income Taxes	—	18,227	978	—	19,205
Minority Interest in Earnings of Subsidiaries, Net	—	—	267	—	267
Net Income	$26,613	$82,642	$4,109	$(86,751)	$26,613

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors  (Continued)

	Nine Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$638,225	$235,580	$—	$873,805
Service and Storage Material Sales	—	479,207	186,788	—	665,995
Total Revenues	—	1,117,432	422,368	—	1,539,800
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	492,383	203,747	—	696,130
Selling, General and Administrative	109	316,334	101,652	—	418,095
Depreciation and Amortization	44	97,180	37,765	—	134,989
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	709	(103)	—	606
Total Operating Expenses	153	906,606	343,061	—	1,249,820
Operating (Loss) Income	(153)	210,826	79,307	—	289,980
Interest Expense (Income), Net	117,053	(24,861)	45,144	—	137,336
Equity in the Earnings of Subsidiaries, Net of Tax	(176,717)	(20,750)	—	197,467	—
Other (income) Expense, Net	(25,225)	28,232	60	—	3,067
Income Before Provision for Income Taxes and Minority Interest	84,736	228,205	34,103	(197,467)	149,577
Provision for Income Taxes	—	52,132	11,607	—	63,739
Minority Interest in Earnings of Subsidiaries, Net	—	—	1,102	—	1,102
Net Income	$84,736	$176,073	$21,394	$(197,467)	$84,736

IRON MOUNTAIN INCORPORATED
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
  (In Thousands, Except Share and Per Share Data)
  (Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors  (Continued)

	Nine Months Ended September 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$713,945	$271,386	$—	$985,331
Service and Storage Material Sales	—	510,647	244,857	—	755,504
Total Revenues	—	1,224,592	516,243	—	1,740,835
Operating Expenses:
Cost of Sales (Excluding Depreciation)	—	537,259	261,626	—	798,885
Selling, General and Administrative	(64)	368,490	126,304	—	494,730
Depreciation and Amortization	60	106,238	47,969	—	154,267
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	649	(155)	—	494
Total Operating Expenses	(4)	1,012,636	435,744	—	1,448,376
Operating Income	4	211,956	80,499	—	292,459
Interest Expense (Income), Net	124,449	(25,004)	44,849	—	144,294
Equity in the Earnings of Subsidiaries, Net of Tax	(242,588)	(23,232)	—	265,820	—
Other Expense (Income), Net	26,415	(34,808)	(729)	—	(9,122)
Income Before Provision for Income Taxes and Minority Interest	91,728	295,000	36,379	(265,820)	157,287
Provision for Income Taxes	—	54,422	9,966	—	64,388
Minority Interest in Earnings of Subsidiaries, Net	—	—	1,171	—	1,171
Net Income	$91,728	$240,578	$25,242	$(265,820)	$91,728

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities	$(114,655)	$328,138	$65,378	$—	$278,861
Cash Flows from Investing Activities:
Capital expenditures	—	(129,259)	(60,452)	—	(189,711)
Cash paid for acquisitions, net of cash acquired	—	(26,786)	(19,310)	—	(46,096)
Intercompany loans to subsidiaries	119,950	(47,122)	—	(72,828)	—
Investment in subsidiaries	(15,686)	(15,686)	—	31,372	—
Additions to customer relationship and acquisition costs	—	(5,535)	(4,419)	—	(9,954)
Other, net	—	9,558	16	—	9,574
Cash Flows from Investing Activities	104,264	(214,830)	(84,165)	(41,456)	(236,187)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(264,145)	(771)	(176,481)	—	(441,397)
Proceeds from debt and term loans	258,318	—	138,306	—	396,624
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(2,021)	—	(2,021)
Intercompany loans from parent	—	(120,825)	47,997	72,828	—
Equity contribution from parent	—	15,686	15,686	(31,372)	—
Proceeds from exercise of stock options and employee stock purchase plan	16,645				16,645
Payment of debt financing costs sand stock issuance costs	(427)	—	(195)	—	(622)
Cash Flows from Financing Activities	10,391	(105,910)	23,292	41,456	(30,771)
Effect of exchange rates on cash and cash equivalents	—	—	145	—	145
Increase in cash and cash equivalents	—	7,398	4,650	—	12,048
Cash and cash equivalents, beginning of period	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of period	$—	$18,419	$25,571	$—	$43,990

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Guarantors and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(116,621)	$322,732	$73,104	$—	$279,215
Cash Flows from Investing Activities:
Capital expenditures	—	(185,014)	(74,849)	—	(259,863)
Cash paid for acquisitions, net of cash acquired	—	(19,135)	(55,465)	—	(74,600)
Intercompany loans to subsidiaries	105,663	5,078	—	(110,741)	—
Investment in subsidiaries	(14,422)	(14,422)	—	28,844	—
Additions to customer relationship and acquisition costs	—	(6,725)	(3,620)	—	(10,345)
Other, net	—	(2,163)	(684)	—	(2,847)
Cash Flows from Investing Activities	91,241	(222,381)	(134,618)	(81,897)	(347,655)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(416,664)	(7,272)	(23,625)	—	(447,561)
Proceeds from debt and term loans	341,273	—	66,783	—	408,056
Early retirement of senior subordinated notes	(112,397)	—	—	—	(112,397)
Net proceeds from sales of senior subordinated notes	196,608	—	—	—	196,608
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(2,025)	—	(2,025)
Intercompany loans from parent	—	(107,868)	(2,873)	110,741	—
Equity contribution from parent	—	14,422	14,422	(28,844)	—
Proceeds form exercise of stock options and employee stock purchase plan	14,083	—	—	—	14,083
Excess tax benefits from stock-based compensation	2,820	—	—	—	2,820
Payment of debt financing costs and stock issuance costs	(343)	—	—	—	(343)
Cash Flows from Financing Activities	25,380	(100,718)	52,682	81,897	59,241
Effect of exchange rates on cash and cash equivalents	—	—	1,175	—	1,175
Increase (Decrease) in cash and cash equivalents	—	(367)	(7,657)	—	(8,024)
Cash and cash equivalents, beginning of period	—	10,658	42,755	—	53,413
Cash and cash equivalents, end of period	$—	$10,291	$35,098	$—	$45,389

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended September 30, 2005
Total Revenues	$386,609	$105,081	$34,782	$526,472
Depreciation and Amortization	28,370	10,682	6,646	45,698
Contribution	112,641	28,170	6,805	147,616
Expenditures for Segment Assets(1)	52,847	15,849	3,646	72,342
Three Months Ended September 30, 2006
Total Revenues	418,969	141,024	35,617	595,610
Depreciation and Amortization	32,073	14,657	6,416	53,146
Contribution	116,756	27,709	6,316	150,781
Expenditures for Segment Assets(1)	77,285	28,528	7,893	113,706
Nine Months Ended September 30, 2005
Total Revenues	1,136,324	321,327	82,149	1,539,800
Depreciation and Amortization	85,525	31,289	18,175	134,989
Contribution	337,678	81,553	6,344	425,575
Total Assets	3,322,828	1,017,864	211,798	4,552,490
Expenditures for Segment Assets(1)	154,298	70,048	21,415	245,761
Nine Months Ended September 30, 2006
Total Revenues	1,244,124	396,177	100,534	1,740,835
Depreciation and Amortization	94,135	39,995	20,137	154,267
Contribution	349,834	88,284	9,102	447,220
Total Assets	3,522,699	1,293,871	242,377	5,058,947
Expenditures for Segment Assets(1)	211,771	114,283	18,754	344,808

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

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
Contribution	$147,616	$150,781	$425,575	$447,220
Less: Depreciation and Amortization	45,698	53,146	134,989	154,267
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(259)	505	606	494
Interest Expense, Net	44,308	50,462	137,336	144,294
Other (Income) Expense, Net	(6,542)	583	3,067	(9,122)
Income before Provision for Income Taxes and Minority Interest	$64,411	$46,085	$149,577	$157,287

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
(Unaudited)

(9) Commitments and Contingencies (Continued)

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

(10) London Fire

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. We believe we carry adequate property and liability insurance and are in the process of assessing the cause of, and other circumstances involved with, the fire. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represent less than 1% of our consolidated enterprise revenues. As of September 30, 2006, we have approximately $9,400 recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet which primarily represents the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $1,750 of property insurance proceeds received to date. We expect to settle the property portion of our insurance claim with our insurance carriers within the next twelve months and have, therefore, classified the insurance receivable as a current asset.

(11) Subsequent Events

In October 2006, we issued, in a private placement, $50,000 in aggregate principal amount of our 8% Senior Subordinated Notes due 2018, which were issued at a price of 99.3% of par; and 30,000 Euro in aggregate principal amount of our 6 3/4 Senior Subordinated Notes due 2018, which were issued at a price of 99.5% of par. Our net proceeds of $85,492, after sales commission, were used to pay down existing debt under the IMI and IME revolving credit facilities.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2006 included herein, and the year ended December 31, 2005, included in our Current Report on Form 8-K dated May 22, 2006.

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) the cost to comply with current and future legislation or regulation relating to privacy issues; (5) the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers’ confidential information; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost and availability of financing for contemplated growth; (8) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (10) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005 and our Current Report on Form 8-K filed on July 11, 2006. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (“SEC”).

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

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2006	2005	2006
OIBDA	$147,875	$150,276	$424,969	$446,726
Less: Depreciation and Amortization	45,698	53,146	134,989	154,267
Operating Income	102,177	97,130	289,980	292,459
Less: Interest Expense, Net	44,308	50,462	137,336	144,294
Other (Income) Expense, Net	(6,542)	583	3,067	(9,122)
Provision for Income Taxes	27,637	19,205	63,739	64,388
Minority Interest	397	267	1,102	1,171
Net Income	$36,377	$26,613	$84,736	$91,728

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairment of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

•       Accounting for Acquisitions

•       Allowance for Doubtful Accounts and Credit Memos

•       Impairment of Tangible and Intangible Assets

•       Accounting for Internal Use Software

•       Income Taxes

•       Stock-based Compensation

•       Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes included in our Current Report on Form 8-K dated May 22, 2006 as filed with the SEC. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2005.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position or results of operations.

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended

September 30, 2006 within each section. Trends and changes that are consistent within the three and nine months periods are not repeated and are discussed only on a year to date basis.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 to Three and Nine Months Ended September 30, 2005 (in thousands):

	Three Months Ended September 30,		Dollar	Percent
	2005	2006	Change	Change
Revenues	$526,472	$595,610	$69,138	13.1%
Operating Expenses	424,295	498,480	74,185	17.5%
Operating Income	102,177	97,130	(5,047)	(4.9)%
Other Expenses, Net	65,800	70,517	4,717	7.2%
Net Income	$36,377	$26,613	$(9,764)	(26.8)%
OIBDA(1)	$147,875	$150,276	$2,401	1.6%
OIBDA Margin(1)	28.1%	25.2%

	Nine Months Ended September 30,		Dollar	Percent
	2005	2006	Change	Change
Revenues	$1,539,800	$1,740,835	$201,035	13.1%
Operating Expenses	1,249,820	1,448,376	198,556	15.9%
Operating Income	289,980	292,459	2,479	0.9%
Other Expenses, Net	205,244	200,731	(4,513)	2.2%
Net Income	$84,736	$91,728	$6,992	8.3%
OIBDA(1)	$424,969	$446,726	$21,757	5.1%
OIBDA Margin(1)	27.6%	25.7%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $41.5 million, or 14.0%, to $338.3 million and $111.5 million, or 12.8%, to $985.3 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. For  the three months ended September 30, 2006, the increase is attributable to internal revenue growth (11%) resulting from net increases in records and other media stored by existing customers, sales to new customers and the net result of pricing actions, acquisitions (2%), and foreign currency exchange rate fluctuations (1%). For the nine months ended September 30, 2006, the increase is attributable to internal revenue growth (10%) resulting from net increases in records and other media stored by existing customers, sales to new customers and the net result of pricing actions, and acquisitions (3%).

Consolidated service and storage material sales revenues increased $27.6 million, or 12.0%, to $257.3 million and $89.5 million, or 13.4%, to $755.5 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. For the three months ended September 30, 2006, the increase is attributable to acquisitions (8%), internal revenue growth (3%) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (1%). For the nine months ended

September 30, 2006, the increase is primarily attributable to acquisitions (8%) and internal revenue growth (6%) resulting from net increases in service and storage material sales to existing customers and sales to new customers.

For the reasons stated above, our consolidated revenues increased $69.1 million, or 13.1%, to $595.6 million and $201.0 million, or 13.1%, to $1,740.8 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 7% and 9% for the three and nine months ended September 30, 2006, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2004	2005				2006
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	9%	8%	9%	9%	10%	10%	11%	11%
Service and Storage Material Sales Revenue	9%	3%	6%	12%	9%	8%	8%	3%
Total Revenue	9%	6%	8%	10%	9%	10%	9%	7%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in our London, England facility. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 8% to 9% to a range of 10% to 11%. In our North American Physical Business, net carton volume growth remained stable and we benefited from a more positive pricing environment in 2005 and 2006 compared to 2004. Strong growth rates in our digital services business more than offset the impact of reduced growth rates in Europe resulting from the inclusion of the slower growing Hays plc business in our base revenues for internal growth calculation purposes effective in the first quarter of 2005. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

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

The internal growth rate for service and storage material sales revenues reflects the following: (1) stronger data product sales, particularly in 2005 compared to 2004; (2) a large data restoration project completed by our digital services business in the third quarter of 2005; (3) improved growth rates in our data protection and fulfillment businesses; (4) continued growth in our secure shredding operations; and (5) growth in North American storage related service revenues. These positive factors were partially offset by lower special project revenues related to the public sector business in the U.K., particularly in 2005 compared to 2004.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation) is comprised of the following expenses (in thousands):

	Three Months Ended September 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
Labor	$111,434	$135,108	$23,674	21.2%	21.2%	22.7%	1.5%
Facilities	68,221	83,206	14,985	22.0%	13.0%	14.0%	1.0%
Transportation	25,280	29,399	4,119	16.3%	4.8%	4.9%	0.1%
Product Cost of Sales	13,822	12,055	(1,767)	(12.8)%	2.6%	2.0%	(0.6)%
Other	18,657	17,459	(1,198)	(6.4)%	3.5%	2.9%	(0.6)%
	$237,414	$277,227	$39,813	16.8%	45.1%	46.5%	1.4%

	Nine Months Ended September 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
Labor	$334,304	$389,168	$54,864	16.4%	21.7%	22.4%	0.7%
Facilities	204,198	238,142	33,944	16.6%	13.3%	13.7%	0.4%
Transportation	71,927	82,864	10,937	15.2%	4.7%	4.8%	0.1%
Product Cost of Sales	37,461	36,903	(558)	(1.5)%	2.4%	2.1%	(0.3)%
Other	48,240	51,808	3,568	7.4%	3.1%	3.0%	(0.1)%
	$696,130	$798,885	$102,755	14.8%	45.2%	45.9%	0.7%

Labor

For the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005, labor expense increased as a percentage of consolidated revenues mainly as a result of higher labor costs in our Australia/New Zealand acquisition and our recent shredding acquisitions in Europe which have a higher service revenue component and are therefore more labor intensive. Our digital business had higher costs of labor associated with internal information technology personnel and consultants dedicated to revenue producing projects.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 13.7% for the nine months ended September 30, 2006 from 13.3% for the nine months ended September 30, 2005. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities and maintenance costs, as well as increased insurance deductibles and security costs associated with protecting our other assets, as a response to fires in Ottawa, Canada and London, England. Rent expense increased slightly as a percentage of consolidated revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 as a result of an increase in overall base rent per square foot in our North American operations when comparing 2005 to 2006. The largest component of our facilities cost is rent expense, which increased $15.1 million for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. Given current property insurance market conditions, especially in relation to catastrophe exposures of earthquake, flood and wind, we expect our insurance costs associated with our real estate portfolio to rise in 2007 when compared to 2006.

Transportation

Our transportation expenses, which increased 0.1% as a percentage of consolidated revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel costs and increased maintenance expenses resulting from the accelerated implementation of a fleet-wide maintenance program in North America, during the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005, were primarily responsible for the increase in transportation expenses as a percentage of consolidated revenues.

Product and Other Cost of Sales

Product and other costs of sales are highly correlated to complementary revenue streams. Total product and other costs of sales for the nine months ended September 30, 2006 decreased due to a corresponding reduction in product sales for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended September 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
General and Administrative	$71,032	$82,958	$11,926	16.8%	13.5%	13.9%	0.4%
Sales, Marketing & Account Management	44,749	53,181	8,432	18.8%	8.5%	8.9%	0.4%
Information Technology	25,438	30,065	4,627	18.2%	4.8%	5.0%	0.2%
Bad Debt Expense	223	1,398	1,175	526.9%	—%	0.2%	0.2%
	$141,442	$167,602	$26,160	18.5%	26.9%	28.1%	1.2%

	Nine Months Ended September 30,		Dollar	Percent	% of Consolidated Revenues		Percent Change (Favorable)/
	2005	2006	Change	Change	2005	2006	Unfavorable
General and Administrative	$211,312	$245,896	$34,584	16.4%	13.7%	14.1%	0.4%
Sales, Marketing & Account Management	131,430	157,765	26,335	20.0%	8.5%	9.1%	0.6%
Information Technology	73,386	87,629	14,243	19.4%	4.8%	5.0%	0.2%
Bad Debt Expense	1,967	3,440	1,473	74.9%	0.1%	0.2%	0.1%
	$418,095	$494,730	$76,635	18.3%	27.2%	28.4%	1.2%

General and Administrative

The increase in general and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 is mainly attributable to (a) increased compensation expense due to expansion through acquisitions, (b) costs associated with our North American reorganization which added a new level of field management, and (c) costs associated with a North American field operations meeting held in 2006 that was not held in 2005.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales, marketing and account management expenses as a percentage of consolidated revenues for the nine months ended September 30, 2006. Throughout 2005 and into 2006, we invested in the expansion and improvement of our sales, marketing and account management functions. In North America, while our sales force headcount has increased at a slower rate than revenue growth, the shift to higher end resources is driving an increase in the level of spending due to higher costs per sales person and the additional support required. We have significantly increased the size of our digital sales force through our acquisition of LiveVault Corporation (“LiveVault”) and the hiring of new sales employees, particularly in Europe. Additionally, costs associated with an enterprise-wide sales meeting held in 2006 and not held in 2005 also contributed to this increase. Our larger North American sales force generated a $6.2 million increase in sales commissions and an increase of $10.5 million of compensation expense for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005 due to increases in technology development activities within our digital services business, including the acquisition of LiveVault and associated research and development activities and increased spending to support our growing digital archiving business. Higher utilization of existing information technology resources to revenue producing projects, which are charged to costs of goods sold and decreased information technology spending in our European operations, partially offset this increase.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $19.3 million to $154.3 million (8.9% of consolidated revenues) for the nine months ended September 30, 2006 from $135.0 million (8.8% of consolidated revenues) for the nine months ended September 30, 2005. Depreciation expense increased $6.0 million and $16.5 million for the three and  nine months ended September 30, 2006 compared to the same periods in 2005, respectively, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which consist of racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $1.4 million and $2.7 million for the three and nine months ended September 30, 2006 compared to the same periods in 2005, respectively, primarily due to amortization of intangible assets such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our 2006 acquisitions.

OPERATING INCOME

As a result of the foregoing factors, consolidated operating income decreased $5.0 million, or 4.9%, to $97.1 million (16.3% of consolidated revenues) for the three months ended September 30, 2006 from $102.2 million (19.4% of consolidated revenues) for the three months ended September 30, 2005. Consolidated operating income increased $2.5 million, or 0.9%, to $292.5 million (16.8% of consolidated revenues) for the nine months ended September 30, 2006 from $290.0 million (18.8% of consolidated revenues) for the nine months ended September 30, 2005.

OIBDA

As a result of the foregoing factors, consolidated OIBDA increased $2.4 million, or 1.6% to $150.3 million (25.2% of consolidated revenues) for the three months ended September 30, 2006 from $147.9 million (28.1% of consolidated revenues) for the three months ended September 30, 2005. Consolidated OIBDA increased $21.8 million, or 5.1% to $446.7 million (25.7% of consolidated revenues) for the nine months ended September 30, 2006 from $425.0 million (27.6% of consolidated revenues) for the nine months ended September 30, 2005.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $6.2 million to $50.5 million (8.5% of consolidated revenues) and $7.0 million to $144.3 million (8.3% of consolidated revenues) for the three and nine months ended September 30, 2006, respectively from $44.3 million (8.4% of consolidated revenues) and $137.3 million (8.9% of consolidated revenues) for the three and nine months ended September 30, 2005, respectively. The change is primarily due to increased borrowings to fund our 2005 and 2006 acquisitions, particularly LiveVault and Pickfords Records Management (“Pickfords”).

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2005	2006	Change	2005	2006	Change
Foreign currency transaction (gains) losses, net	$(5,745)	$(2,131)	$3,614	$4,009	$(10,646)	$(14,655)
Debt extinguishment expense	—	2,779	2,779	—	2,779	2,779
Other, net	(797)	(65)	732	(942)	(1,255)	(313)
	$(6,542)	$583	$7,125	$3,067	$(9,122)	$(12,189)

Foreign currency gains of $10.6 million based on period-end exchange rates were recorded in the nine months ended September 30, 2006, primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro, and the weakening of the Australian dollar  against the U.S. dollar compared to December 31, 2005 as these currencies relate to our intercompany balances with and between our Australian, Canadian, U.K., and European subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

Foreign currency losses of $4.0 million based on period-end exchange rates were recorded in the nine months ended September 30, 2005 primarily due to the weakening of the British pound sterling and the Euro, offset by the strengthening of the Canadian dollar against the U.S. dollar since December 31, 2004 as these currencies relate to our intercompany balances with and between our U.K., Canadian and European subsidiaries, and British pounds sterling denominated debt held by our U.S. parent company.

During the three months ended September 30, 2006, we redeemed or purchased a portion of our outstanding 8 1/4% Senior Subordinated Notes due 2011 and 8 5/8% Senior Subordinated Notes due 2013 resulting in a charge of $2.8 million, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums.

Provision for Income Taxes

Our effective tax rates for the three months ended September 30, 2005 and 2006 were 42.9% and 41.7%, respectively. Our effective tax rates for the nine months ended September 30, 2005 and 2006 were

42.6% and 40.9%, respectively. The primary reconciling item between the statutory rate of 35% and our effective rate is state income taxes (net of federal benefit). During the second quarter of 2006, we recorded a reduction in income tax expense as a result of a new Texas law changing the way state income tax is calculated in that state. As a result of this change, we have reversed a deferred tax liability of $1.7 million, net of federal tax benefit, related to our Texas state taxes. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively, compared to $0.4 million and $1.1 million for the three and nine months ended September 30, 2005, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of the foregoing factors, consolidated net income decreased $9.8 million, or 26.8%, to $26.6 million (4.5% of consolidated revenues) for the three months ended September 30, 2006 from net income of $36.4 million (6.9% of consolidated revenues) for the three months ended September 30, 2005. For the nine months ended September 30, 2006, consolidated net income increased $7.0 million, or 8.3%, to $91.7 million (5.3% of consolidated revenues) from net income of $84.7 million (5.5% of consolidated revenues) for the nine months ended September 30, 2005.

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

North American Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2005	September 30, 2006	Increase in Revenues	Increase in Revenues	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Three Months Ended	$386,609	$418,969	$32,360	8.4%	$112,641	$116,756	29.1%	27.9%
Nine Months Ended	1,136,324	1,244,124	107,800	9.5%	337,678	349,834	29.7%	28.1%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2005	September 30, 2006
Three Months Ended	$28,370	$32,073
Nine Months Ended	85,525	94,135

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the nine months ended September 30, 2006, revenue in our North American Physical Business segment increased 9.5% primarily due to increasing storage internal growth rates resulting from stable net volume growth and a positive pricing environment, increasing service revenue growth rates particularly in data protection and fulfillment, growth of our secure shredding operations, and acquisitions. In addition, favorable currency fluctuations during the nine months ended September 30, 2006 in Canada increased revenue, as measured in U.S. dollars, by $8.6 million when compared to the nine months ended September 30, 2005. Contribution as a percent of segment revenue decreased in the nine months ended September 30, 2006 due mainly to (a) higher transportation costs, primarily fuel and rental costs associated with leased vehicles, mainly attributable to the migration from owned to leased vehicles compounded by a shift in the mix of vehicles from light vans to larger more expensive trucks, (b) increased facility costs, primarily utilities, maintenance and insurance, (c) increased investment in sales, marketing and account management primarily related to a shift in hiring more experienced personnel at a higher cost, (d) costs associated with our North American reorganization, including a new level of field management, (e) costs associated with our enterprise-wide sales meeting and a field operations meeting, both held in 2006 but not in 2005, and (f) higher transportation costs associated with the accelerated implementation of a fleet-wide maintenance program in North America.

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

International Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2005	September 30, 2006	Increase in Revenues	Increase in Revenues	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Three Months Ended	$105,081	$141,024	$35,943	34.2%	$28,170	$27,709	26.8%	19.6%
Nine Months Ended	321,327	396,177	74,850	23.3%	81,553	88,284	25.4%	22.3%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2005	September 30, 2006
Three Months Ended	$10,682	$14,657
Nine Months Ended	31,289	39,995

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 23.3% during the nine months ended September 30, 2006. This increase was primarily due to acquisitions, which contributed $68.8 million or 17.4%. This was partially offset by net unfavorable currency fluctuations in Europe and Latin America of $12.0 million or 3.0% during the nine months ended September 30, 2006. The balance of the increase in revenue represents internal growth. Contribution as a percent of segment revenue decreased primarily due to increases in European recruitment fees, new management, sales, and marketing personnel, and the acquisition of shredding businesses that operate at lower margins, as well as costs associated with the facility fire in London, England.

Worldwide Digital Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution as a Percentage of Segment Revenue
	September 30, 2005	September 30, 2006	Increase in Revenues	Increase in Revenues	September 30, 2005	September 30, 2006	September 30, 2005	September 30, 2006
Three Months Ended	$34,782	$35,617	$835	2.4%	$6,805	$6,316	19.6%	17.7%
Nine Months Ended	82,149	100,534	18,385	22.4%	6,344	9,102	7.7%	9.1%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2005	September 30, 2006
Three Months Ended	$6,646	$6,416
Nine Months Ended	18,175	20,137

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three and nine months ended September 30, 2006, revenue in our Worldwide Digital Business segment increased 2.4% and 22.4% compared to the three and nine months ended September 30, 2005, on internal growth of (4%) and 15%, respectively, primarily attributable to growth in digital storage revenue and our online backup service offerings for both personal computer and server data. The internal growth rate of our digital business was offset by a large data restoration project in the third quarter of 2005, which was not repeated in 2006 but drove the increase in the digital storage growth rate beginning in the fourth quarter of 2005. The acquisition of LiveVault in December 2005 contributed $3.0 million and $8.0 million in revenue during the three and nine months ended September 30, 2006, respectively.

Contribution as a percent of segment revenue decreased during the three months ended September 30, 2006 compared to September 30, 2005 as contribution was benefited by a large data restoration project in the third quarter of 2005 and did not include the impact of the December 2005 acquisition of LiveVault. Contribution as a percent of segment revenue increased during the nine months ended September 30, 2006 primarily due to higher absorption of fixed costs as a result of increased revenues and a reduction in royalty payments. This increase was offset by the acquisition of LiveVault, increased investment in the European sales force, increases in information technology costs, and the benefit of a large data restoration project in the third quarter of 2005.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the nine months ended September 30, 2005 and 2006 (in thousands).

	2005	2006
Cash flows provided by operating activities	$278,861	$279,215
Cash flows used in investing activities	(236,187)	(347,655)
Cash flows (used in) provided by financing activities	(30,771)	59,241
Cash and cash equivalents at the end of period	43,990	45,389

Net cash provided by operating activities was $279.2 million for the nine months ended September 30, 2006 compared to $278.9 million for the nine months ended September 30, 2005. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by gain on foreign currency, and further offset by the net change in working capital. The net change in working capital is primarily associated with higher incentive compensation payments in 2006 compared to 2005 and timing of prepaid items such as real estate taxes.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the nine months ended September 30, 2006 amounted to $270.2 million. For the nine months ended September 30, 2006, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities. We expect our capital expenditures to be between $360 million and $385 million in the year ending December 31, 2006. Included in our estimated capital expenditures for 2006 is $40 million to $55 million of opportunity driven real estate purchases.

In the nine months ended September 30, 2006, we paid net cash consideration of $74.6 million for acquisitions, primarily related to the acquisition of two shredding businesses in the U.K., the buyout of minority partners in France and Mexico and contingent payments associated with a shredding acquisition in the U.S. and another acquisition in Europe. Cash flows provided by operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

Net cash provided by financing activities was $59.2 million for the nine months ended September 30, 2006. During the nine months ended September 30, 2006, we had gross borrowings under our revolving credit facilities and term loan facilities of $408.1 million, $196.6 million of net proceeds from the sale of 8 3/4% Senior Subordinated Notes due 2018 and $14.1 million of proceeds from the exercise of stock options and employee stock purchase plan. We used the proceeds from these financing transactions to repay debt and term loans ($447.6 million), repurchase $78.1 million of our 8 1/4% Senior Subordinated Notes due 2011 and repurchase $33.0 million of our 8 5/8% Senior Subordinated Notes due 2013, repay debt financing from minority stockholders, net ($2.0 million) and to fund acquisitions.

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2006 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$168,805
IMI Term Loan Facility(1)	342,875
IME Revolving Credit Facility(2)	124,753
IME Term Loan Facility(2)	186,360
8 1/4% Senior Subordinated Notes due 2011(3)	71,784
8 5/8% Senior Subordinated Notes due 2013(3)	448,006
7 1/4% GBP Senior Subordinated Notes due 2014(3)	280,890
7 3/4% Senior Subordinated Notes due 2015(3)	438,821
6 5/8% Senior Subordinated Notes due 2016(3)	315,429
8 3/4% Senior Subordinated Notes due 2018(3)	200,000
Real Estate Mortgages	4,254
Seller Notes	8,443
Other	44,409
Total Long-term Debt	2,634,829
Less Current Portion	(59,748)
Long-term Debt, Net of Current Portion	$2,575,081

(1)          All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)          Most of IME’s non-dormant subsidiaries have either guaranteed this indebtedness or their shares of capital stock and intercompany indebtedness have been pledged to secure this indebtedness. IMI has not guaranteed or otherwise provided security for this indebtedness nor have any of IMI’s U.S., Canadian, Asia Pacific, Mexican or  South American subsidiaries.

(3)          These debt instruments are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee these debt instruments.

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 and 4.7 as of December 31, 2005 and September 30, 2006, respectively. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

Our consolidated balance sheet as of September 30, 2006 includes 82.0 million British pounds sterling and 124.1 million Euro of borrowings (totaling $311.1 million) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1.7 million British pounds sterling ($3.2 million). The remaining availability, based on IME’s current level of external debt and the leverage ratio under the IME revolving credit facility on July 31, 2006, was approximately 31.3 million British pounds sterling

($58.4 million). The interest rates in effect under the IME revolving credit facility ranged from 4.3% to 6.2% as of July 31, 2006.

As of September 30, 2006, we had $168.8 million of borrowings under the IMI revolving credit facility, all of which was dominated in Canadian dollars (CAD 188.0 million); we also had various outstanding letters of credit totaling $24.0 million. The remaining availability, based on Iron Mountain Incorporated’s (“IMI”) current level of external debt and the leverage ratio under the IMI revolving credit facility, on September 30, 2006 was $207.2 million. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 6.0% to 6.3% and 7.0% to 7.3%, respectively, as of September 30, 2006.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all material debt covenants as of September 30, 2006.

In July 2006, we completed an underwritten public offering of $200.0 million in aggregate principal amount of our 8 3/4% Senior Subordinated Notes due 2018, which were issued at par. Our net proceeds of $196.6 million, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation of $78.1 million in aggregate principle amount of our outstanding 8 1/4% Senior Subordinated Notes due 2011, (b) fund our purchase in the open market of $33.0 million in aggregate principal amount of our 8 5/8% Senior Subordinated Notes due 2013, and (c) repay borrowings under our revolving credit facility. As a result, we recorded a charge to other expense (income), net of $2.8 million in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and 8 5/8% Senior Subordinated Notes, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums related to the 8 1/4% and 8 5/8% Senior Subordinated Notes.

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. We believe we carry adequate property and liability insurance and are in the process of assessing the cause of, and other circumstances involved with, the fire. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represent less than 1% of our consolidated enterprise revenues. As of September 30, 2006, we have approximately $9.4 million recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet which primarily represents the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $1.8 million of property insurance proceeds received to date. We expect to receive the property portion of our insurance claim with our insurance carriers within the next twelve months. Additionally, we will be seeking a recovery of amounts under a business interruption claim with our insurance carriers. The timing of such recovery and the amounts are uncertain at this time.

In October 2006, we issued, in a private placement, $50 million in aggregate principal amount of our 8% Senior Subordinated Notes due 2018, which were issued at a price of 99.3% of par; and 30 million Euro in aggregate principal amount of our 6 3/4% Senior Subordinated Notes due 2018, which were issued at a price of 99.5% of par. Our net proceeds of $85.5 million, after sales commission, were used to pay down existing debt under the IMI and IME revolving credit facilities.

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

Net Operating Loss Carryforwards

At September 30, 2006, we had estimated net operating loss carryforwards of approximately $66.3 million for federal income tax purposes. As a result of such loss carryforwards, cash paid for income taxes has historically been substantially lower than the provision for income taxes. These net operating loss carryforwards do not include approximately $103 million of potential preacquisition net operating loss carryforwards of Arcus Group, Inc. Any tax benefit realized related to preacquisition net operating loss carryforwards will be recorded as a reduction of goodwill when, and if, realized. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2006.

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

As of September 30, 2006, we had $593.6 million of variable rate debt outstanding with a weighted average variable interest rate of 6.3%, and $2,041.2 million of fixed rate debt outstanding. As of September 30, 2006, 77% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the quarter ended September 30, 2006 would have been reduced by $1.7 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2006.

In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75.0 million British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s 100.0 million British pounds multi-currency term loan facility. The notional value of the swap will decline to 60.0 million British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date.

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

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4%  senior subordinated notes, we effectively hedge most of our outstanding intercompany loan with IME. IM Canada has financed their capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and contemporaneously in September 2006, we entered into a forward contract program to exchange U.S. dollars for 55 million in Australian dollars (AUD) and 20.2 million in New Zealand dollars (NZD) to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract. As of September 30, 2006, except as noted above, our currency exposures to intercompany balances are unhedged.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Items, net” component of stockholders’ equity.

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within required time periods. As of September 30, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

There are no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2005, other than the insertion of one additional risk factor as previously disclosed in our Current Report on Form 8-K filed on July 11, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our common stock repurchased for the three months ended September 30, 2006:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2006-July 31, 2006	7,475	$40.13	—	—
Total	7,475	$40.13	—	—

(1)          Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 6.                        Exhibits

(a)          Exhibits

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation of Iron Mountain Incorporated, as amended.
4.1

Fourth Supplemental Indenture, dated as of October 16, 2006, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee, supplementing the Senior Subordinated Indenture, dated as of December 30, 2002, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated October 17, 2006.)

10.1

Third Amendment, dated as of August 16, 2006, to the Seventh Amended and Restated Credit Agreement, dated as of July 8, 2004, as amended, among Iron Mountain Incorporated, Iron Mountain Canada Corporation, the several banks and other lending institutions or entities from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, JPMorgan Chase Bank, Toronto Branch, as the Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as arranger and bookrunner. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated August 29, 2006.)

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

IRON MOUNTAIN INCORPORATED

November 9, 2006	BY:	/s/ JOHN F. KENNY, JR.
(DATE)		John F. Kenny, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)