Form 10-K
period 2006-12-31
IRON MOUNTAIN INC
filed 2007-03-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒                              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

As of June 30, 2006, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $4,377,632,337 based on the closing price on the New York Stock Exchange on such date.

Number of shares of the registrant’s Common Stock at February 15, 2007: 199,153,514

IRON MOUNTAIN INCORPORATED
2006 FORM 10-K ANNUAL REPORT

i

References in this Annual Report on Form 10-K to “the Company,” “we,” “us” or “our” include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

We have made statements in this Annual Report on Form 10-K that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements.

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

ii

PART I

Item 1. Business.

A. Development of Business.

We believe we are the global leader in information protection and storage services. We help organizations around the world reduce the costs and risks associated with information protection and storage. We offer comprehensive records management and data protection solutions, along with the expertise and experience to address complex information challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in 1951, Iron Mountain is a trusted partner to more than 90,000 corporate clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 85% of the FTSE 100.

Our information protection and storage services can be broadly divided into three major service categories:  records management, data protection & recovery, and information destruction. We offer both physical services and technology solutions in each of these categories, and we continue to expand our geographic footprint in order to protect and store our customers’ information without regard to media format or geographic location.

Our physical records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements, implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper (which is the dominant form of records storage), flexible retrieval access and retention management. Our technology-based records management services are comprised primarily of digital archiving and related services for secure, legally compliant and cost-effective long-term archiving of electronic records. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy and financial services.

Our physical data protection & recovery services include disaster preparedness, planning, support and secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus. Our technology-based data protection & recovery services include online backup and recovery solutions (also known as electronic vaulting) for desktop and laptop computers and remote servers. Additionally, we serve as a trusted, neutral third party and offer technology escrow services to protect and manage source code and other proprietary information.

Our information destruction services are comprised almost exclusively of secure shredding services. Secure shredding services complete the life cycle of a record and involve the shredding of sensitive documents in a way that ensures privacy and a secure chain of record custody. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Our technology-based information destruction services include DataDefense, which provides automatic, intelligent encryption of sensitive PC data and, when behaviors that are inconsistent with authorized use are detected, that data is automatically eliminated and the PC is disabled—this is designed to render the data useless to unauthorized users.

In addition to our core records management, data protection & recovery, and information destruction services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

Our vision is to protect and store the world’s information and to that end we have organized our business into a geographic model with separate management teams for each of the following major geographic regions:  North America, Europe, Latin America and Asia Pacific. The one exception to this model is our Digital Services business unit. Digital services, by their nature, are deployed in a virtual fashion leveraging a common set of intellectual property and a global technology infrastructure. Our largest segment, the North American Physical Business, offers all of our physical records management services, data protection & recovery services, and information destruction services. We expect that over time all of these products and services will be available on a global basis throughout all of our geographic segments.

Iron Mountain was founded in 1951 in an underground facility near Hudson, New York. Now in our 56th year, we have experienced tremendous growth and organizational change, particularly since successfully completing the initial public offering of our common stock in February 1996. Since then, we have grown from a regional business with limited product offerings and annual revenues of $104 million in 1995 into a global enterprise providing a broad range of information protection and storage services to customers in markets around the world. For the year ended December 31, 2006, we had total revenues of $2.4 billion.

Our growth since 1995 has been accomplished primarily through the acquisition of U.S. and international information protection and storage services companies. The goals of our current acquisition program are:  to supplement internal growth in our physical businesses by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both in the U.S. and internationally; and to accelerate our strategy, leadership and time to market in our digital businesses. We expect our digital acquisitions will be of two primary types, those that bring us new or improved technologies to enhance our existing technology portfolio and those that increase our market position through technology and established revenue streams. To date, we completed two significant technology acquisitions:  Connected Corporation (“Connected”) in November 2004 and LiveVault Corporation (“LiveVault”) in December 2005.

Having substantially completed our North American geographic expansion by the end of 2000, we shifted our focus from growth through acquisitions to internal revenue growth. In 2001, as a result of this shift, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996.This has been the case in each year since 2001 with the exception of 2004, when revenue growth from acquisitions exceeded internal revenue growth due primarily to the acquisition of the records management operations of Hays plc (“Hays IMS”) in July 2003. In the absence of unusual acquisition activity, we expect to achieve most of our revenue growth internally in 2007 and beyond.

We expect to achieve our internal revenue growth objectives primarily through a sophisticated sales and account management coverage model designed to drive incremental revenues by acquiring new customer relationships and increasing business with new and existing customers by selling them our products and services in new geographies and selling additional products and services such as secure shredding and digital data protection. These selling efforts will be augmented and supported by an expanded marketing program, which includes product management as a core discipline. We are also developing an extensive worldwide network of channel partners through which we are selling a wide array of technology solutions, primarily our digital data protection and recovery products and services.

As of December 31, 2006, we provided services to over 90,000 corporate clients in 85 markets in the U.S. and 86 markets outside of the U.S., employed over 18,600 people and operated over 900 records management facilities in the U.S., Canada, Europe, Latin America and Asia Pacific.

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

In addition to the physical rotation and storage of backup data that our physical business segments provide, our Worldwide Digital Business segment offers electronic vaulting services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Electronic vaulting is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in one of our secure data centers. In early 2003, we announced an expansion of the electronic vaulting service to include backup and recovery for personal computer data, answering customers’ needs to protect critical business data, which is often unprotected on employee laptop and desktop personal computers. In November 2004, we acquired Connected, a market leader in the backup and recovery of this distributed data, and in December 2005, we acquired LiveVault, a market leader in the backup and recovery of server data.

There is a growing need for better ways of archiving electronic records for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data in electronic format, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services. We have experienced increasing market adoption of these services, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory compliance or for litigation support. Our digital services offerings are representative of our commitment to address evolving records management needs and expand the array of services we offer.

Growth of Market

We believe that the volume of stored physical and electronic records will continue to increase for a number of reasons, including: (1) inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (2) the continued proliferation of data processing technologies such as personal computers and networks; (3) regulatory requirements; (4) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) audit requirements to keep backup copies of certain records in off-site locations.

We believe that paper-based information will continue to grow, not in spite of, but because of, new “paperless” technologies such as e-mail and the Internet. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for electronic records services, such as the storage and off-site rotation of backup copies of magnetic media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection, digital archiving and the management of electronic documents.

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

Description of Our Business

We generate our revenues by providing storage for both physical and electronic records in a variety of information media formats, core records management, data protection & recovery, and information destruction services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information protection and storage services is the mainstay of our customer relationships and provides the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and handling of sensitive records.  As is the case with storage revenues, core service revenues are highly recurring in nature and therefore very predictable. In 2006, our storage and core service revenues represented approximately 87% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling records management services related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers’ overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

Our various operating segments offer the products and services discussed below. In general, our North American Physical Business segment offers physical records management services, including business records management, healthcare information services, vital records services, physical data protection & recovery services, service and courier operations, secure shredding, fulfillment and consulting services, in the U.S. and Canada. Our International Physical Business segment offers elements of our physical product and services lines outside the U.S. and Canada. Our Worldwide Digital Business segment includes our online backup and recovery solutions for server data and personal computers, digital archiving services, intellectual property management services and electronic information destruction services. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our North American Physical Business, International Physical Business and Worldwide Digital Business operating segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2004, 2005 and 2006 are set forth in Note 9 to Notes to Consolidated Financial Statements.

Business Records Management

The hard copy business records stored by our customers with us by their nature are not very active. These types of records are stored in cartons packed by the customer. We use a proprietary order processing and inventory management system known as the SafekeeperPLUS ® system to efficiently store and later retrieve a customer’s cartons. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

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

Physical Data Protection & Recovery Services

Physical data protection & recovery services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. We use various proprietary information technology systems such as MediaLink™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution.

Service and Courier Operations

Service and courier operations are an integral part of a comprehensive records management program for all physical media including paper and certain electronic records. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, destruction of records and the rotation of back-up computer media. Service charges are generally assessed for each procedure on a per unit basis. The SafekeeperPLUS® system controls the service processes from order entry through transportation and invoicing for business records management while the MediaLink™ and SecureBase™ systems manage the process for the physical data protection services business.

Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2006, we were utilizing a fleet of approximately 3,000 owned or leased vehicles.

Secure Shredding

Secure shredding is a natural extension of our records management services, completing the life cycle of a record, and involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. We believe that customers are motivated by increased privacy regulations, such as the Fair and Accurate Credit Transaction Act (“FACTA”) and the desire to protect their proprietary trade secrets and personal information. Regulations issued pursuant to FACTA list secure shredding as a preferred method of destroying personal data that exists in many hard copy records. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers in all of our existing markets throughout the U.S. and Canada. In December 2005, we acquired Secure Destruction Limited, the largest provider of secure shredding services in the U.K.

We seek to expand our presence in this business through acquisitions and internal start-ups that leverage our existing records management infrastructure.

Electronic Vaulting Services

Electronic vaulting is our Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in one of our secure data centers. Customers using electronic vaulting for the online backup of desktop or laptop computer and server data can choose our off-site hosted Software as a Service solution or they can license the software from us as part of a customer on-site solution.

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

Intellectual Property Management Services

Our intellectual property management services specialize in third party technology escrow services that protect intellectual property assets such as software source code. In addition, we assist in securing intellectual property as collateral for lending, investments and joint ventures, in managing domain name registrations and transfers, and in providing expertise and assistance to brokers and dealers in complying with electronic records regulations of the SEC.

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

We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in information protection and storage services to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies and schedules for document retention and destruction.

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

Financial Characteristics of Our Business

Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting operating income before depreciation and amortization (“OIBDA”)1 allow us to operate with a high degree of financial leverage. Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

•       Recurring Revenues. We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. Our quarterly revenues from these fixed periodic storage fees have grown for 72 consecutive quarters.  For each of the five years 2002 through 2006, storage revenues, which are stable and recurring, have accounted for over 56% of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

•       Historically Non-Cyclical Storage Business. We have not experienced any significant reductions in our storage business as a result of past economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records management services programs in-house. However, during a recent economic slowdown, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the five years 2002 through 2006, total net volume growth in North America has ranged between 6% and 7%.

•       Inherent Growth from Existing Physical Records Customers. Our physical records customers have on average generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We estimate that inherent growth from existing customers represents approximately half of our total net volume growth in North America. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; and (3) the costs and inconvenience of moving storage operations in-house or to another provider of information protection and storage services.

1                    For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures.”

•       Diversified and Stable Customer Base. As of December 31, 2006, we had over 90,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and 85% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006. For each of the three years 2004 through 2006, the average volume reduction due to customers terminating their relationship with us was less than 2%.

•       Capital Expenditures Related Primarily to Growth. Our information protection and storage business requires limited annual capital expenditures made in order to maintain our current revenue stream. For the years 2004 through 2006, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. In addition, since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have exceeded the aggregate acquisition consideration we conveyed in both 2001 and 2002. Although this was not the case in 2003 due to the acquisition of Hays IMS and in 2004 due to the acquisition of Connected and the 49.9% equity interest held by Mentmore plc (“Mentmore”) in Iron Mountain Europe Limited (“IME”), it was the case in both 2005 and 2006 and we expect this trend to continue in the future absent unusual acquisition activity.

Growth Strategy

Our objective is to maintain a leadership position in the information protection and storage services industry around the world, protecting and storing our customers’ information without regard to media format or geographic location. In the U.S. and Canada, we seek to be one of the largest information protection and storage services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information protection and storage services industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (1) increased business with existing customers; (2) the addition of new customers; (3) the introduction of new products and services such as secure shredding and electronic vaulting; and (4) selective acquisitions in new and existing markets.

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

Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by allocating our sales resources based on a sophisticated segmentation of our customer base and selling additional records management, data protection & recovery and information destruction services, in new and existing markets, within our existing customer relationships. We also seek to leverage existing business relationships with our customers by selling complementary services and products. Services include records tracking, indexing, customized reporting, vital records management and consulting services.

Addition of New Customers

Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue from existing customers; and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management.

Introduction of New Products and Services

We continue to expand our menu of products and services. We have established a national presence in the secure shredding industry in the U.S., Canada and the U.K. and offer our electronic vaulting management services worldwide. These new products and services allow us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth through Acquisitions

Our acquisition strategy includes expanding geographically, as necessary, and increasing our presence and scale within existing markets through “fold-in” acquisitions. We have a successful record of acquiring and integrating information protection and storage services companies. Between January 1, 1996, when we began our acquisition program, and December 31, 2006, we completed 187 acquisitions in North America, Europe, Latin America and Asia Pacific for total consideration of approximately $3.1 billion, including approximately $1 billion associated with our merger with Pierce Leahy Corp. (“Pierce Leahy”) in February 2000. During that period, we substantially completed our geographic expansion in North America, Europe and Latin America and began our expansion into Asia Pacific.

Acquisitions in the U.S. and Canada

We intend to continue our acquisition program in the U.S. and Canada focusing primarily on the secure shredding industry, expanding geographically, as necessary and building scale in some of our smaller markets through “fold-in” acquisitions. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall U.S. and Canadian revenue growth.

International Acquisition Strategy

We also intend to continue to make acquisitions and investments in information protection and storage services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, information protection and storage services companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for significant growth. Since beginning our international expansion program in January 1999, we have directly and through joint ventures, expanded our operations into 26 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

The experience, depth and strength of local management are particularly important in our international acquisition strategy. As a result, we have formed joint ventures with, or acquired significant interests in, target businesses throughout Europe, Latin America and Asia Pacific. We began our international expansion by acquiring a 50.1% controlling interest in each of our IME, Iron Mountain

South America, Ltd. (“IMSA”) and Sistemas de Archivo Corporativo (a Mexican limited liability company) subsidiaries.

In 2006, we established a majority-owned joint venture serving four major markets in India, completed minority investments in information protection and storage businesses with operations in Poland and Russia, and signed a definitive agreement to establish a majority-owned joint venture in Asia Pacific. The Asia Pacific transaction is expected to close in the first quarter of 2007 for consideration of approximately $2 million and gives us an initial presence in Singapore, Hong Kong-SAR, China, Indonesia, Sri Lanka, Taiwan and Malaysia.

We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information protection and storage services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partner’s knowledge of the market, relationships with local customers and their presence in the community.

Our long-term goal is to acquire full ownership of each such business. To that end, in February 2004, we acquired the remaining 49.9% minority equity interest in IME, in January 2005, we acquired the remaining 49.9% minority equity interest in IMSA and in April 2006, we acquired the remaining minority equity ownership in our Mexican operations. In addition, we have bought out partnership interests, in whole or in part, in Chile, Eastern Europe and the Netherlands. As a result of these transactions we own more than 98% of our international operations, measured as a percentage of consolidated revenues.

Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2004, 2005 and 2006 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2004, 2005 and 2006, we derived approximately 27%, 28% and 30%, respectively, of our total revenues from outside of the U.S. As of December 31, 2004, 2005 and 2006, we have long-lived assets of approximately 31%, 31% and 33%, respectively, from outside of the U.S.

Digital Growth and Technology Innovation Strategy

Similar to our physical businesses, we seek to grow revenues in our Worldwide Digital Segment by selling our products and services to existing and new customers. Our focus on technology innovation allows us to bring leading products and services to market designed to solve customer problems in the areas of data protection and e-records management. Our approach to innovation has three major components: build, buy and partner. We will build or develop our own technology in areas core to our strategy in order to protect and extend our lead in the market. Examples include, back up and archiving Software as a Service and data reduction technologies. Our technology acquisition strategy is designed to accelerate our product strategy, leadership and time to market and past examples include the Connected and LiveVault acquisitions. Finally, we are developing global technology partnerships that complement our product and service offerings, allow us to offer a complete solution to the marketplace and keep us in contact with emerging technology companies.

Customers

Our customer base is diversified in terms of revenues and industry concentration. As of December 31, 2006, we had over 90,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 85% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2004, 2005 and 2006.

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

Alternative Technologies

We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. We continue to invest in additional services such as electronic vaulting and e-records management, designed to address our customers’ need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

As of December 31, 2006, we employed over 10,400 employees in the U.S. and over 8,200 employees outside of the U.S. At December 31, 2006, an aggregate of 600 employees were represented by unions in California, Georgia and two cities in Canada.

All non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. However, as of December 31 2006, certain of our labor contracts had expired, and we were operating under the expired contracts while attempting to negotiate replacement agreements.

Insurance

For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on an all-risk basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles, and inclusive of the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate excess policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry, subject to certain policy conditions, sublimits and deductibles, are: workers compensation, general liability, umbrella, automobile, professional, warehouse legal and directors and officers liability policies. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

Our standard form of storage contract in the U.S. sets forth an agreed maximum valuation for each carton or other storage unit held by us, which serves as a limitation of liability for loss or damage, as permitted under the Uniform Commercial Code. In contracts containing such limits, such values are nominal, and we believe that in typical circumstances our liability would be so limited in the event of loss or damage to stored items for which we may be held liable. Outside the U.S., most of our contracts have similar limited valuation and liability provisions that we believe are in accordance with local business customs and statutes. However, some of our agreements with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements.

Environmental Matters

Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be potentially liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

We transfer a portion of our risk of financial loss due to currently undetected environmental matters by purchasing an environmental impairment liability insurance policy, which covers all owned and leased locations. Coverage is provided for both liability and remediation costs.

Reincorporation

On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation (“Iron Mountain PA”), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the “Merger”) of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation (“Iron Mountain DE”), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA’s business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA’s reporting obligations and continued to be listed on the New York Stock Exchange under the symbol “IRM.”

Internet Website

Our Internet address is www.ironmountain.com. Under the “Investor Relations” category on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and are available on our website www.ironmountain.com under the heading “Corporate Governance.”

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

Governmental focus on data security could increase our costs of operations. In addition, our failure to protect our customers’ confidential information against security breaches could damage our reputation, harm our business and adversely impact our results of operations.

Many new state and federal laws and regulations are being contemplated and enacted relative to privacy issues in general and the care and handling of personal information in particular. In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, many states have adopted breach of data security statutes and regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, the United States Congress is considering several bills that are intended to address data security, including by requiring notification to affected persons of breaches of data security. We have cooperated with a U.S. federal agency in a non-public inquiry regarding our information security practices, and we may be subject to additional inquiries in the future. We have experienced incidents in which customers’ backup tapes or other records have been lost, and we have been informed by customers in some incidents that the lost media or records contained personal information. The increased focus on data security may lead to governmental action and/or changes in customer demand as a result of which we may modify our operations with the goal of further improving data security or accept increased liabilities or obligations if breaches of data security occur with respect to data in our custody. However, we may be unable to increase our rates sufficiently to counter our increased expenses due to such modifications in operations or such acceptance of increased liabilities and obligations, and that would adversely impact our results of operations. In addition, any compromise of security, accidental loss or theft of customer data in our possession could damage our reputation and expose us to risk of liability, which could harm our business and adversely impact our results of operations.

We may not be able to effectively expand our digital businesses.

We are implementing our planned expansion into various digital businesses. Our entrance into these markets poses certain unique risks. For example, we may be unable to:

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

•       loss of our investment in, and anticipated profits and cash flow from, damaged property that is uninsured; and

•       liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property.

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

As of December 31, 2006, we provided services in 86 markets outside the U.S. As part of our growth strategy, we expect to continue to acquire information protection and storage services businesses in foreign markets. International operations are subject to numerous risks, including:

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

We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2006:

	At December 31, 2006
	(Dollars in millions)
Total long-term debt	$2,668.8
Stockholders’ equity	$1,553.3
Debt to equity ratio	1.72	x

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

As of December 31, 2006, we conducted operations through 739 leased facilities and 214 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Physical Business (644), International Physical Business (301) and Worldwide Digital Business (8). These facilities contain a total of 59.2 million square feet of space. Facility rent expense was $153.1 million and $169.9 million for the years ended December 31, 2005 and 2006, respectively. The leased facilities typically have initial lease terms of ten to fifteen years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

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

Item 4. Submission of Matters to a Vote of Security Holders.

There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2006.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol “IRM.” On December 7, 2006, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 29, 2006 to all stockholders of record as of the close of business on December 18, 2006.

The following table sets forth the high and low sale prices on the NYSE, for the years 2005 and 2006, giving effect to such stock split:

	Sale Prices
	High	Low
2005
First Quarter	$21.33	$17.77
Second Quarter	20.81	18.17
Third Quarter	25.17	20.13
Fourth Quarter	30.06	22.80
2006
First Quarter	$29.91	$26.29
Second Quarter	27.24	22.91
Third Quarter	29.48	22.64
Fourth Quarter	29.72	27.03

The closing price of our common stock on the NYSE on February 15, 2007 was $28.51. As of February 15, 2007, there were 526 holders of record of our common stock. We believe that there are more than 77,000 beneficial owners of our common stock.

The only dividends we have paid on our common stock during the last two years was the stock dividend paid in connection with the stock split referenced above. Our Board currently intends to retain future earnings, if any, for the development of our business and does not anticipate paying cash dividends on our common stock in the foreseeable future. Any determinations by our Board to pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations and business requirements. Our Credit Facility permits the payment of cash dividends and stock repurchases subject to certain limitations.

There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2006.

Item 6. Selected Financial Data.

The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements. The selected consolidated financial and operating information set forth below, giving effect to stock splits, should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	2002(1)		2003	2004	2005		2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$759,536		$875,035	$1,043,366	$1,181,551		$1,327,169
Service and Storage Material Sales	558,961		626,294	774,223	896,604		1,023,173
Total Revenues	1,318,497		1,501,329	1,817,589	2,078,155		2,350,342
Operating Expenses:
Cost of Sales (excluding depreciation and amortization)(2)	622,299		680,747	823,899	938,239		1,074,268
Selling, General and Administrative(2)	333,050		383,641	486,246	569,695		670,074
Depreciation and Amortization	108,992		130,918	163,629	186,922		208,373
Merger-related Expenses	796		—	—	—		—
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	774		1,130	(681)	(3,485)		(9,560)
Total Operating Expenses	1,065,911		1,196,436	1,473,093	1,691,371		1,943,155
Operating Income	252,586		304,893	344,496	386,784		407,187
Interest Expense, Net	136,632		150,468	185,749	183,584		194,958
Other Expense (Income), Net	1,435		(2,564)	(7,988)	6,182		(11,989)
Income from Continuing Operations Before Provision for Income Taxes and Minority Interest	114,519		156,989	166,735	197,018		224,218
Provision for Income Taxes	47,318		66,730	69,574	81,484		93,795
Minority Interests in Earnings of Subsidiaries, Net	3,629		5,622	2,970	1,684		1,560
Income from Continuing Operations before Discontinued Operations and Cumulative Effect of Change in Accounting Principle	63,572		84,637	94,191	113,850		128,863
Income from Discontinued Operations (net of tax)	1,116	(4)	—	—	—		—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	(6,396	)(5)	—	—	(2,751	)(6)	—
Net Income	$58,292		$84,637	$94,191	$111,099		$128,863

Net Income per Common Share—Basic:
Income from Continuing Operations	$0.33	$0.44	$0.49	$0.58	$0.65
Income from Discontinued Operations (net of tax)	0.01	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	(0.03)	—	—	(0.01)	—
Net Income—Basic	$0.31	$0.44	$0.49	$0.57	$0.65
Net Income per Common Share—Diluted:
Income from Continuing Operations	$0.33	$0.43	$0.48	$0.57	$0.64
Income from Discontinued Operations (net of tax)	0.01	—	—	—	—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	(0.03)	—	—	(0.01)	—
Net Income—Diluted	$0.30	$0.43	$0.48	$0.56	$0.64
Weighted Average Common Shares Outstanding—Basic	190,464	191,851	193,625	195,988	198,116
Weighted Average Common Shares Outstanding— Diluted	193,660	195,116	196,764	198,104	200,463

(footnotes follow)

	Year Ended December 31,
	2002(1)		2003		2004		2005		2006
	(In thousands)
Other Data:
OIBDA(2)(3)	$361,578		$435,811		$508,125		$573,706		$615,560
OIBDA Margin(2)(3)	27.4%		29.0%		28.0%		27.6%		26.2%
Ratio of Earnings to Fixed Charges	1.6	x	1.8	x	1.7	x	1.8	x	1.8	x

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$56,292	$74,683	$31,942	$53,413	$45,369
Total Assets	3,230,655	3,892,099	4,442,387	4,766,140	5,209,521
Total Long-Term Debt (including Current Portion of Long-Term Debt)	1,732,097	2,089,928	2,478,022	2,529,431	2,668,816
Stockholders’ Equity	944,861	1,066,114	1,218,568	1,370,129	1,553,273

Reconciliation of OIBDA to Operating Income and Net (Loss) Income:

	Year Ended December 31,
	2002(1)		2003	2004	2005		2006
	(In thousands)
OIBDA(2)(3)	$361,578		$435,811	$508,125	$573,706		$615,560
Less: Depreciation and Amortization	108,992		130,918	163,629	186,922		208,373
Operating Income	252,586		304,893	344,496	386,784		407,187
Less: Interest Expense, Net	136,632		150,468	185,749	183,584		194,958
Other Expense (Income), Net	1,435		(2,564)	(7,988)	6,182		(11,989)
Provision for Income Taxes	47,318		66,730	69,574	81,484		93,795
Minority Interests in Earnings of Subsidiaries	3,629		5,622	2,970	1,684		1,560
Income from Discontinued Operations (net of tax)	(1,116	)(4)	—	—	—		—
Cumulative Effect of Change in Accounting Principle (net of minority interest and tax benefit)	6,396	(5)	—	—	2,751	(6)	—
Net Income	$58,292		$84,637	$94,191	$111,099		$128,863

(footnotes follow)

(1)          We recorded specific charges associated with the integration of the operations of Pierce Leahy in 2002 within merger related expenses as a result of the Pierce Leahy acquisition in 2000.

(2)          Effective January 1, 2003, we began using the fair value method of accounting in our financial statements using the prospective method in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure.” As a result, we recorded $1,664, $3,857, $6,189 and $12,387 for the years ended December 31, 2003, 2004, 2005 and 2006, respectively, associated with such stock compensation expenses. We adopted SFAS No. 123R, “Share-Based Payment.” effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R beginning January 1, 2006. For the year ended December 31, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $894, and net income to decrease by $539, and had no impact on basic and diluted earnings per share.

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

(4)          In connection with the sale of Arcus Staffing Resources, Inc., which was accounted for as a discontinued operation, we recorded income from discontinued operations of $1,116 (net of tax of $768) in 2002 related to the reversal of remaining liabilities associated with certain contingencies which have been resolved.

(5)          Effective January 1, 2002, we reviewed goodwill for impairment consistent with the guidelines of SFAS No. 142, “Goodwill and other Intangible Assets,” using a discounted future cash flow approach to approximate fair value. The result of testing our goodwill for impairment in accordance with SFAS No. 142, as of January 1, 2002, was a non-cash charge of $6,396 (net of minority interest of $8,487) related to the impairment of goodwill associated with our investment in South America due primarily to the deterioration of the economy and the devaluation of the currency in Argentina.

(6)          Effective December 31, 2005, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143.” As a result, a non-cash charge of $2,751 net of tax benefit was recorded in the fourth quarter of 2005 as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. See Note 2(f) to Notes to Consolidated Financial Statements.

Item 7.         Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with “Item 6. Selected Financial Data” and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

This discussion contains “forward-looking statements,” as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See “Cautionary Note Regarding Forward-Looking Statements” on page ii of this filing and “Item 1A. Risk Factors” beginning on page 14 of this filing.

Overview

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit or per cubic foot of records basis), which are typically retained by customers for many years, and have accounted for over 56% of total consolidated revenues in each of the last five years. Our quarterly revenues from these fixed periodic storage fees have grown for 72 consecutive quarters. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Included in service and storage materials sales are related core service revenues arising from: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media (including computer tapes) and related supplies. Our consolidated revenues are subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2004, 2005 and 2006, we derived approximately 27%, 28% and 30%, respectively, of our total revenues from outside the U.S.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales (less than 1% of consolidated revenues in 2006). Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are similarly impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties.

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

Our adoption of the measurement provisions of SFAS No. 123 as amended by SFAS No. 148 has resulted in increasing amounts of selling, general and administrative expenses. We began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We adopted SFAS No. 123R, “Share-Based Payment” effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R beginning January 1, 2006. We recorded approximately $0.9 million of additional stock compensation expense in 2006 associated with unvested stock option grants issued prior to January 1, 2003 associated with adopting SFAS No. 123R.

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

Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. During 2006, we have seen increases in both revenues and expenses as a result of the strengthening of the Canadian dollar against the U.S. dollar, and decreases in both revenues and expenses as a result of the weakening of the British pound sterling and the Euro, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations. Given the relative increase in our international operations, these fluctuations may become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income, operating margin and net income is mitigated.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items, specifically (1) minority interest in earnings (losses) of subsidiaries, net; (2) other (income) expense, net; (3) income from discontinued operations and loss on sale of discontinued operations; and (4) cumulative effect of change in accounting principle that we believe are not indicative of our core operating results. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Year Ended December 31,
	2004	2005	2006
OIBDA	$508,125	$573,706	$615,560
Less: Depreciation and Amortization	163,629	186,922	208,373
Operating Income	344,496	386,784	407,187
Less: Interest Expense, Net	185,749	183,584	194,958
Other (Income) Expense, Net	(7,988)	6,182	(11,989)
Provision for Income Taxes	69,574	81,484	93,795
Minority Interests in Earnings of Subsidiaries	2,970	1,684	1,560
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	2,751	—
Net Income	$94,191	$111,099	$128,863

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

Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, “Accounting for Business Combinations,” and SFAS No. 141, “Business Combinations.” Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2006 would differ meaningfully from preliminary estimates. See Note 6 to Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts and Credit Memos

We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. As of December 31, 2005 and 2006, our allowance for doubtful accounts and credit memos balance totaled $14.5 million and $15.2 million, respectively.

Impairment of Tangible and Intangible Assets

Assets subject to amortization: In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is based on discounted cash flows or appraised values, depending upon the nature of the assets.

Goodwill—Assets not subject to amortization: We apply the provisions of SFAS No. 142 to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2004, 2005 and 2006 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2006, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Our reporting units at which level we performed our goodwill impairment analysis as of October 31, 2006 were as follows: North America excluding Fulfillment; Fulfillment; U.K.; Continental Europe; Worldwide Digital Business excluding Iron Mountain Intellectual Property Management, Inc. (“IPM”); IPM; South America; Mexico and Asia Pacific. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods.

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

During the year ended December 31, 2006, we wrote-off $6.3 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued, and such costs are included as a component of selling, general and administrative expenses. During the year ended December 31, 2005, we replaced internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $1.1 million. We did not have any such write-offs during 2004.

Income Taxes

We have recorded a valuation allowance, amounting to $27.3 million as of December 31, 2006, to reduce our deferred tax assets to the amount that is more likely than not to be realized. In the ordinary course of business, there are many transactions and calculations where the ultimate tax outcome is uncertain. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2006, we had approximately $62 million of reserves related to uncertain tax positions. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

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

Stock-Based Compensation

As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, as amended by SFAS No. 148. As a result we began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003 and provided the required pro forma information for all awards previously granted, modified or settled before January 1, 2003 in our consolidated financial statements.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R beginning January 1, 2006. Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the year ended December 31, 2006 was $12.4 million ($9.2 million after tax or $0.05 per basic and diluted share). For the year ended December 31, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $0.9 million, and net income to decrease by $0.5 million, and had no impact on basic and diluted earnings per share.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, reducing net operating cash flows and increasing net financing cash flows in future periods.

The fair values of option, employee stock purchase and restricted stock grants are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility and the expected term are the input factors to that model which require the most significant management judgment. Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees.

Self-Insured Liabilities

We are self-insured up to certain limits for costs associated with workers’ compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and long-term disability programs. At December 31, 2005 and 2006 there were approximately $30.4 million and $28.2 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We have completed our analysis related to the implementation of SAB 108 and have concluded it has no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

Results of Operations

Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005 and Comparison of Year Ended December 31, 2005 to Year Ended December 31, 2004:

	Year Ended December 31,		Dollar	Percent
	2005	2006	Change	Change
Revenues	$2,078,155	$2,350,342	$272,187	13.1%
Operating Expenses	1,691,371	1,943,155	251,784	14.9%
Operating Income	386,784	407,187	20,403	5.3%
Other Expenses, Net	275,685	278,324	2,639	1.0%
Net Income	$111,099	$128,863	$17,764	16.0%
OIBDA(1)	$573,706	$615,560	$41,854	7.3%
OIBDA Margin(1)	27.6%	26.2%

	Year Ended December 31,		Dollar	Percent
	2004	2005	Change	Change
Revenues	$1,817,589	$2,078,155	$260,566	14.3%
Operating Expenses	1,473,093	1,691,371	218,278	14.8%
Operating Income	344,496	386,784	42,288	12.3%
Other Expenses, Net	250,305	275,685	25,380	10.1%
Net Income	$94,191	$111,099	$16,908	18.0%
OIBDA(1)	$508,125	$573,706	$65,581	12.9%
OIBDA Margin(1)	28.0%	27.6%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

Revenue

Our consolidated storage revenues increased $145.6 million, or 12.3%, to $1,327.2 million for the year ended December 31, 2006 and $138.2 million, or 13.2%, to $1,181.6 million for the year ended December 31, 2005, in comparison to the years ended December 31, 2005 and 2004, respectively. The increase is attributable to internal revenue growth (10% during 2006 and 9% during 2005) resulting from net increases in records and other media stored by existing customers, sales to new customers and the net result of pricing actions, acquisitions (2% during 2006 and 3% during 2005), and foreign currency exchange rate fluctuations (0% during 2006 and 1% during 2005).

Consolidated service and storage material sales revenues increased $126.6 million, or 14.1%, to $1,023.2 million for the year ended December 31, 2006 and $122.4 million, or 15.8%, to $896.6 million for the year ended December 31, 2005, in comparison to the years ended December 31, 2005 and 2004, respectively. The increase is attributable to acquisitions (7% during 2006 and 7% during 2005), internal revenue growth (7% during 2006 and 7% during 2005) resulting from net increases in service and storage material sales to existing customers and sales to new customers, and foreign currency exchange rate fluctuations (0% during 2006 and 1% during 2005).

For the reasons stated above, our consolidated revenues increased $272.2 million, or 13.1%, to $2,350.3 million for the year ended December 31, 2006 and $260.6 million, or 14.3%, to $2,078.2 million for the year ended December 31, 2005, in comparison to the years ended December 31, 2005 and 2004, respectively. For the year ended December 31, 2005, foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2006, foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 8%, 8% and 9% for the years ended December 31, 2004, 2005 and 2006, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2005				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	8%	9%	9%	10%	10%	11%	11%	10%
Service and Storage Material Sales Revenue	3%	6%	12%	9%	8%	8%	3%	10%
Total Revenue	6%	8%	10%	9%	10%	9%	7%	10%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in our London, England facility. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 8% to 9% to a range of 10% to 11%. In our North American Physical Business, net carton volume growth remained stable and we benefited from an increasingly positive pricing environment in 2005 and 2006. Strong growth rates in our digital services business more than offset the impact of reduced growth rates in Europe in 2005 resulting from the inclusion of the slower growing Hays IMS business in our base revenues for internal growth calculation purposes. In 2006, our European business posted improved storage internal revenue growth rates. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

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

The internal growth rate for service and storage material sales revenues reflects the following: (1) stronger data product sales in 2005; (2) a large data restoration project completed by our digital services business in the third quarter of 2005; (3) improved growth rates in our data protection and fulfillment businesses; (4) continued growth in our secure shredding operations; and (5) growth in North American storage related service revenues. These positive factors were partially offset by lower special project revenues related to the public sector business in the U.K. in 2005.

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues		Percent Change
	2005	2006	Dollar Change	Percent Change	2005	2006	(Favorable)/ Unfavorable
Labor	$447,600	$523,401	$75,801	16.9%	21.5%	22.3%	0.8%
Facilities	275,987	321,268	45,281	16.4%	13.3%	13.7%	0.4%
Transportation	97,997	111,086	13,089	13.4%	4.7%	4.7%	0.0%
Product Cost of Sales	51,254	49,853	(1,401)	(2.7)%	2.5%	2.1%	(0.4)%
Other	65,401	68,660	3,259	5.0%	3.1%	2.9%	(0.2)%
	$938,239	$1,074,268	$136,029	14.5%	45.1%	45.7%	0.6%

					% of Consolidated Revenues		Percent Change
	2004	2005	Dollar Change	Percent Change	2004	2005	(Favorable)/ Unfavorable
Labor	$419,345	$447,600	$28,255	6.7%	23.1%	21.5%	(1.6)%
Facilities	246,325	275,987	29,662	12.0%	13.6%	13.3%	(0.3)%
Transportation	81,976	97,997	16,021	19.5%	4.5%	4.7%	0.2%
Product Cost of Sales	35,908	51,254	15,346	42.7%	2.0%	2.5%	0.5%
Other	40,345	65,401	25,056	62.1%	2.2%	3.1%	0.9%
	$823,899	$938,239	$114,340	13.9%	45.3%	45.1%	(0.2)%

Labor

For the year ended December 31, 2006 as compared to the year ended December 31, 2005, labor expense as a percentage of consolidated revenue increased as a result of higher labor costs resulting from our Australia/New Zealand acquisition and our recent shredding acquisitions in Europe, which have a higher service revenue component and are therefore more labor intensive. Our digital business had higher costs of labor associated with internal information technology personnel and consultants dedicated to revenue producing projects.

For the year ended December 31, 2005 as compared to the year ended December 31, 2004, labor expense as a percentage of consolidated revenue decreased as a result of strong revenue growth, an increasing proportion of revenue from less labor intensive digital services and product sales. We also experienced improvement in our ratio of labor costs to revenues in our European operations as a result of completing the integration of Hays IMS in 2004.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 13.7% for the year ended December 31, 2006 from 13.3% for the year ended December 31, 2005. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities and maintenance costs, as well as, increased insurance deductibles and security costs associated with protecting our assets, as a response to the fires in Ottawa, Canada and London, England. Rent expense decreased slightly as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of a decrease in overall base rent per square foot in our North American operations when comparing 2005 to 2006. The largest component of our facilities cost is rent expense, which increased in dollar terms by $17.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005. Given current property insurance market conditions, especially in relation to catastrophe exposures of earthquake, flood and wind, we expect our insurance costs associated with our real estate portfolio to rise in 2007 when compared to 2006.

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

Transportation

Our transportation expenses, which remained consistent as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel costs, increased maintenance expenses resulting from the accelerated implementation of a fleet-wide maintenance program in North America and vehicle leasing expenses were primarily responsible for the dollar increase in transportation expenses.

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

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams. Product cost of sales for the year ended December 31, 2006 decreased due to a corresponding reduction in product sales in the comparable periods. Product and other cost of sales for the year ended December 31, 2005 were higher than the year ended December 31, 2004 as a percentage of consolidated revenues due to increased sales of data products at lower margins in North America, increased royalty payments associated with our electronic vaulting revenues and increases in technology costs associated with these revenue producing activities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues		Percent Change
	2005	2006	Dollar Change	Percent Change	2005	2006	(Favorable)/ Unfavorable
General and Administrative	$285,558	$331,021	$45,463	15.9%	13.7%	14.1%	0.4%
Sales, Marketing & Account Management	180,558	214,007	33,449	18.5%	8.7%	9.1%	0.4%
Information Technology	99,177	122,211	23,034	23.2%	4.8%	5.2%	0.4%
Bad Debt Expense	4,402	2,835	(1,567)	(35.6)%	0.2%	0.1%	(0.1)%
	$569,695	$670,074	$100,379	17.6%	27.4%	28.5%	1.1%

					% of Consolidated Revenues		Percent Change
	2004	2005	Dollar Change	Percent Change	2004	2005	(Favorable)/ Unfavorable
General and Administrative	$259,209	$285,558	$26,349	10.2%	14.3%	13.7%	(0.6)%
Sales, Marketing & Account Management	150,419	180,558	30,139	20.0%	8.3%	8.7%	0.4%
Information Technology	81,187	99,177	17,990	22.2%	4.5%	4.8%	0.3%
Bad Debt Expense	(4,569)	4,402	8,971	196.3%	(0.3)%	0.2%	0.5%
	$486,246	$569,695	$83,449	17.2%	26.8%	27.4%	0.6. %

General and Administrative

The increase in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 is mainly attributable to (a) increased compensation expense due to expansion through acquisitions, (b) costs associated with our North American reorganization which added a new level of field management, and (c) costs associated with a North American field operations meeting held in 2006 that was not held in 2005.

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

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales, marketing expenses and account management for the years ended December 31, 2006 and 2005. Throughout the years ended December 31, 2004, 2005 and into 2006, we invested in the expansion and improvement of our sales, marketing and account management functions.

During 2006 in North America, while our sales force headcount increased at a slower rate than revenue growth, the shift to higher end resources drove an increase in the level of spending due to higher costs per sales person and the additional support required. We have significantly increased the size of our digital sales force through our acquisition of LiveVault and the hiring of new sales employees, particularly in Europe. Additionally, costs associated with an enterprise-wide sales meeting held in 2006 and not held in 2005 also contributed to this increase. Our larger North American sales force generated a $6.3 million increase in sales commissions and an increase of $13.6 million of compensation expense for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Our North American sales force generated a $3.0 million increase in sales commissions and an increase of $14.8 million of compensation expense for the year ended December 31, 2005 compared to the year ended December 31, 2004. Marketing expenses for the year ended December 31, 2005 increased $3.3 million due to the introduction of several new marketing and promotional efforts to continue to develop awareness in the marketplace of our entire portfolio of services, especially our digital services.

Information Technology

Information technology expenses increased as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increases in technology development activities within our digital services business, including the acquisition of LiveVault and associated research and development activities and increased spending to support our growing digital archiving business. Additionally, during 2006, we wrote-off $5.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued. Higher utilization of existing information technology resources to revenue producing projects, which are charged to costs of goods sold and decreased information technology spending in our European operations, partially offset this increase.

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

Bad Debt Expense

Consolidated bad debt expense for the years ended December 31, 2005 and 2006 reflects what we believe to be more normal levels of bad debt expense compared to 2004. The decrease in consolidated bad debt expense for the year ended December 31, 2004 is primarily attributable to the success of our centralized collection efforts within the U.S. and Canada, which resulted in improved cash collections and an improved accounts receivable aging that allowed us to reduce our allowance for doubtful accounts.

Depreciation, Amortization, and (Gain) and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

Consolidated depreciation and amortization expense increased $21.5 million to $208.4 million (8.9% of consolidated revenues) for the year ended December 31, 2006 from $187.0 million (9.0% of consolidated revenues) for the year ended December 31, 2005. Consolidated depreciation and amortization expense increased $23.3 million to $187.0 million (9.0% of consolidated revenues) for the year ended December 31, 2005 from $163.6 million (9.0% of consolidated revenues) for the year ended December 31, 2004. Depreciation expense increased $17.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 and increased $18.8 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

Amortization expense increased $4.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005 and increased $4.5 million for the year ended December 31, 2005 compared to the year ended December 31, 2004, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our 2006 acquisitions.

Consolidated gains on disposal/writedown of property, plant and equipment, net of $9.6 million for the year ended December 31, 2006, consisted primarily of a gain on the sale of a property in the U.K. of $10.5 million offset by disposals and writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $3.5 million for the year ended December 31, 2005, consisted primarily of a gain on the sale of a property in the U.K. of $4.5 million offset primarily by software asset writedowns of $1.1 million. Consolidated gains on disposal/writedown of property, plant and equipment, net of

$0.7 million for the year ended December 31, 2004, consisted primarily of a $1.2 million gain on the sale of a property in Florida during the second quarter of 2004 offset by disposals and asset writedowns.

Operating Income

As a result of all the foregoing factors, consolidated operating income increased $20.4 million, or 5.3%, to $407.2 million (17.3% of consolidated revenues) for the year ended December 31, 2006 from $386.8 million (18.6% of consolidated revenues) for the year ended December 31, 2005.

Consolidated operating income increased $42.3 million, or 12.3%, to $386.8 million (18.6% of consolidated revenues) for the year ended December 31, 2005 from $344.5 million (19.0% of consolidated revenues) for the year ended December 31, 2004.

OIBDA

As a result of all the foregoing factors, consolidated OIBDA increased $41.9 million, or 7.3%, to $615.6 million (26.2% of consolidated revenues) for the year ended December 31, 2006 from $573.7 million (27.6% of consolidated revenues) for the year ended December 31, 2005.

Consolidated OIBDA increased $65.6 million, or 12.9%, to $573.7 million (27.6% of consolidated revenues) for the year ended December 31, 2005 from $508.1 million (28.0% of consolidated revenues) for the year ended December 31, 2004.

Interest Expense, Net

Consolidated interest expense, net increased $11.4 million to $195.0 million (8.3% of consolidated revenues) for the year ended December 31, 2006 from $183.6 million (8.8% of consolidated revenues) for the year ended December 31, 2005. The change is primarily due to increased borrowings to fund our 2005 and 2006 acquisitions, particularly LiveVault and Pickfords Records Management (“Pickfords”).

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

Other (Income) Expense, Net (in thousands)

	2005	2006	Change
Foreign currency transaction (gains) losses, net	$7,201	$(12,534)	$(19,735)
Debt extinguishment expense	—	2,972	2,972
Other, net	(1,019)	(2,427)	(1,408)
	$6,182	$(11,989)	$(18,171)

	2004	2005	Change
Foreign currency transaction (gains) losses, net	$(8,915)	$7,201	$16,116
Debt extinguishment expense	2,454	—	(2,454)
Other, net	(1,527)	(1,019)	508
	$(7,988)	$6,182	$14,170

Foreign currency gains of $12.5 million based on period-end exchange rates were recorded in the year ended December 31, 2006 primarily due to the strengthening of the British pound sterling and Canadian dollar, and the weakening of the Euro against the U.S. dollar as these currencies relate to our intercompany balances with and between our Canadian, U.K., and European subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

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

Foreign currency gains $8.9 million based on period-end exchange rates were recorded during the year ended December 31, 2004, primarily due to the strengthening of the British pound sterling, Euro, and the Canadian dollar against the U.S. dollar as these currencies relate to our inter-company balances with and between our Canadian, U.K., and European subsidiaries, U.S. dollar denominated debt held by our Canadian subsidiary, borrowings denominated in foreign currencies under our revolving credit facility, British pounds sterling denominated debt held by our U.S. parent company, British pounds sterling currency held in the U.S. and our British pound sterling denominated cross currency swap, which was terminated in March 2004.

During 2006, we redeemed or purchased a portion of our outstanding 8 1/4% Senior Subordinated Notes due 2011 and 8 5/8% Senior Subordinated Notes due 2013 resulting in a charge of $2.8 million, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums. During 2004, we redeemed the remaining outstanding principal amount of the 8 1/8% Senior Notes due 2008 of our Canadian subsidiary, resulting in a charge of $2.0 million, and we repaid a portion of our real estate term loans, which resulted in a charge of $0.4 million. The charges consisted primarily of the call and tender premiums associated with the extinguished debt and the write-off of unamortized deferred financing cost and discounts.

Provision for Income Taxes

Our effective tax rates for the years ended December 31, 2004, 2005, and 2006 were 41.7%, 41.4% and 41.8%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. During  2006, we recorded a reduction in income tax expense as a result of a new Texas law changing the way state income tax is calculated in that state. As a result of this change, we have reversed a deferred tax liability of $1.7 million, net of federal tax benefit, related to our Texas state taxes. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $3.0 million (0.2% of consolidated revenues), $1.7 million (0.1% of consolidated revenues) and  $1.6 million (0.1% of consolidated revenues) for the years ended December 31, 2004, 2005, and 2006, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results. The decrease during 2005 is the result of our acquisition of various Latin American minority partner interests.

Cumulative Effect of Change in Accounting Principle

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income as a component of depreciation expense, such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date.  Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47, which resulted in a gross charge of $4.4 million ($2.8 million, net of tax).

Net Income

As a result of all the foregoing factors, for the year ended December 31, 2006, consolidated net income increased $17.8 million, or 16.0%, to $128.9 million (5.5% of consolidated revenues) from net income of $111.1 million (5.3% of consolidated revenues) for the year ended December 31, 2005.

As a result of all the foregoing factors, for the year ended December 31, 2005, consolidated net income increased $16.9 million, or 18.0%, to $111.1 million (5.3% of consolidated revenues) from net income of $94.2 million (5.2% of consolidated revenues) for the year ended December 31, 2004.

Segment Analysis (in thousands)

The results of our various operating segments are discussed below. Beginning January 1, 2006, we changed our reportable segments as a result of certain management and organizational changes within our North American business. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Our reportable segments are now North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 9 of Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Hard Copy”); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection”); secure shredding services (“Shredding”); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders, which we refer to as the “Fulfillment” business. Our International Physical Business segment offers information protection and storage services throughout Europe, South America, Mexico and Asia Pacific, including Hard Copy, Data Protection and Shredding. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code.

North American Physical Business

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
$1,387,977	$1,529,612	$1,671,009	$141,635	$141,397	10.2%	9.2%

Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2004	December 31, 2005	December 31, 2006
$427,579	$444,343	$478,653	30.8%	29.0%	28.6%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization
December 31, 2004	December 31, 2005	December 31, 2006
$115,975	$118,493	$127,562

(1)          See Note 9 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the year ended December 31, 2006, revenue in our North American Physical Business segment increased 9.2% primarily due to increasing storage internal growth rates resulting from stable net volume growth and an increasingly positive pricing environment, increasing service revenue growth rates particularly in data protection and fulfillment, growth of our secure shredding operations, and acquisitions. In addition, favorable currency fluctuations during the year ended December 31, 2006 in Canada increased revenue, as measured in U.S. dollars, by $9.8 million when compared to the year ended December 31, 2005. Contribution as a percent of segment revenue decreased in the year ended December 31, 2006 due mainly to (a) higher transportation costs, primarily fuel and rental costs associated with a larger fleet of leased vehicles, and the accelerated implementation of a fleet-wide maintenance program in North America, (b) increased facility costs, primarily utilities, maintenance and insurance, (c) increased investment in sales, marketing and account management primarily related to a shift in hiring more experienced personnel at a higher cost, (d) costs associated with the North American reorganization, including a new level of field management, and (e) costs associated with our enterprise-wide sales meeting and a field operations meeting, both held in 2006 but not in 2005.

During the year ended December 31, 2005, revenue in our North American Physical Business segment increased 10.2% primarily due to increasing storage internal growth rates resulting from higher net volume growth and a more positive pricing environment, increasing service revenue growth rates, growth of our secure shredding operations, higher internal growth rates from product sales and acquisitions. In addition, favorable currency fluctuations during the year ended December 31, 2005 in Canada increased revenue, as measured in U.S. dollars, by $8.7 million when compared to the year ended December 31, 2004. Contribution as a percent of segment revenue decreased in the year ended December 31, 2005 due to our (a) increased investment in sales, marketing and account management, including higher sales commissions and compensation due to increased headcount, (b) increased bad debt expense, (c) increased incentive compensation expense, (d) higher transportation costs, primarily fuel, and (e) product sales at lower margins, offset by strong revenue growth, reduced facility expenses and the effectiveness of recent labor and cost management initiatives, including controls over overhead spending implemented in late 2004. The expansion of our secure shredding business, which incurs lower facilities costs than our core physical business, also lowers our facilities costs as a percentage of revenues.

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

International Physical Business

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
$380,033	$435,106	$539,335	$55,073	$104,229	14.5%	24.0%

Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2004	December 31, 2005	December 31, 2006
$89,751	$113,417	$117,568	23.6%	26.1%	21.8%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization
December 31, 2004	December 31, 2005	December 31, 2006
$33,234	$43,285	$54,803

(1)          See Note 9 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 24.0% during the year ended December 31, 2006 primarily due to acquisitions, which contributed $92.0 million or 18.6%. This was partially offset by net unfavorable currency fluctuations in Europe and Latin America of $6.3 million or 1.5% during the year ended December 31, 2006. The balance of the increase in revenue represents internal growth. Contribution as a percent of segment revenue decreased primarily due to the acquisition of two shredding businesses in the U.K. that operate at lower margins, the acquisition of Pickfords, which is in the process of rationalizing its real estate portfolio, and costs associated with the facility fire in London, England.

Revenue in our International Physical Business segment increased 14.5% during the year ended December 31, 2005 primarily due to acquisitions completed in Europe and in South America and strong internal growth in Latin America, offset by lower revenue in our U.K. public sector business. Favorable currency fluctuations during the year ended December 31, 2005 in Europe, Mexico and South America increased revenue, as measured in U.S. dollars, by $13.8 million compared to the year ended December 31,

2004. Contribution as a percent of segment revenue increased primarily due to improvements in both cost of sales and overhead labor ratios as a result of completing the integration of Hays IMS in the second half of 2004 offset by increased compensation associated with additional sales, marketing, and account management personnel, several new marketing and promotional efforts, and increased bad debt expense.

Worldwide Digital Business

Segment Revenue			Increase in Revenues		Percentage Increase in Revenues
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006	December 31, 2005	December 31, 2006
$49,579	$113,437	$139,998	$63,858	$26,561	128.8%	23.4%

Segment Contribution(1)			Segment Contribution(1) as a Percentage of Segment Revenue
For Years Ended
December 31, 2004	December 31, 2005	December 31, 2006	December 31, 2004	December 31, 2005	December 31, 2006
$(9,886)	$12,461	$9,779	(19.9)%	11.0%	7.0%

Items Excluded from the Calculation of Segment Contribution(1)

Depreciation and Amortization
December 31, 2004	December 31, 2005	December 31, 2006
$14,420	$25,144	$ 26,008

(1)          See Note 9 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the year ended December 31, 2006, revenue in our Worldwide Digital Business segment increased 23.4% primarily due to internal growth of 16%, primarily attributable to growth in digital storage revenue and our online backup service offerings for both personal computer and server data. The internal growth rate of our digital business was offset by a large data restoration project in the third quarter of 2005, which was not repeated in 2006 but drove the increase in the digital storage growth rate beginning in the fourth quarter of 2005. The acquisition of LiveVault in December 2005 contributed approximately $12 million in revenue during the year ended December 31, 2006. Contribution as a percent of segment revenue decreased primarily due to the acquisition of LiveVault, increased investment in the European sales force, increases in information technology costs, including the write-off of $5.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued, and the benefit of a large data restoration project in the third quarter of 2005. This decrease was offset by higher absorption of fixed costs as a result of increased revenues and a reduction in royalty payments.

During the year ended December 31, 2005, revenue in our Worldwide Digital Business segment increased 128.8% primarily due to the acquisition of Connected in November 2004, which represents an increase of $33.7 million over the partial year of revenue recorded in 2004 and strong internal growth of 41%, including the impact of a large data restoration project completed in 2005. Contribution as a percent of segment revenue increased primarily due to strong revenue growth and improved overhead leverage, partially offset by increases in information technology costs, the acquisitions of Connected and LiveVault and associated research and development activities and the growth of our sales and account management force, including higher sales commissions.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the years ended 2004, 2005 and 2006 (in thousands).

	2004	2005	2006
Cash flows provided by operating activities	$305,364	$377,176	$374,282
Cash flows used in investing activities	(626,523)	(436,175)	(466,714)
Cash flows provided by financing activities	276,569	81,449	82,734
Cash and cash equivalents at the end of year	31,942	53,413	45,369

Net cash provided by operating activities was $377.2 million for the year ended December 31, 2005 compared to $374.3 million for the year ended December 31, 2006. The decrease resulted primarily from an increase in operating income and non-cash items, such as depreciation offset by gain on foreign currency, and further offset by the net change in working capital. The net change in working capital is primarily associated with the timing of accounts payable payments.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the year ended December 31, 2006 amounted to $382.0 million and $14.3 million, respectively. From time to time and in the normal course of business we sell certain fixed assets, primarily real estate. In the year ended December 31, 2006, we received $17.8 million of net proceeds from the sales of assets. For the year ended December 31, 2005 and 2006, capital expenditures, net and additions to customer acquisition costs were funded primarily with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between $390 million and $420 million in the year ending December 31, 2007. Included in our estimated capital expenditures for 2007 is $50 million to $60 million of opportunity driven real estate purchases.

In the year ended December 31, 2006, we paid net cash consideration of $81.2 million for acquisitions, primarily related to the acquisition of two shredding businesses in the U.K., the buyout of minority partners in France and Mexico and contingent payments associated with a shredding acquisition in the U.S. and another acquisition in Europe. Cash flows provided from operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

Net cash provided by financing activities was $82.7 million for the year ended December 31, 2006. During the year ended December 31, 2006, we had gross borrowings under our revolving credit facilities and term loan facilities of $543.9 million, $282.0 million of net proceeds from the sale of Senior Subordinated Notes and $22.2 million of proceeds from the exercise of stock options and employee stock purchase plan. We used the proceeds from these financing transactions to repay debt and term loans ($655.0 million), repurchase $78.1 million of our 8 1/4% Senior Subordinated Notes due 2011 and repurchase $33.0 million of our 8 5/8% Senior Subordinated Notes due 2013, repay debt financing from minority stockholders, net ($1.8 million) and to fund acquisitions.

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2006 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$170,472
IMI Term Loan Facility(1)	312,000
IME Revolving Credit Facility(2)	77,819
IME Term Loan Facility(2)	189,005
8 1/4% Senior Subordinated Notes due 2011(3)	71,789
8 5/8% Senior Subordinated Notes due 2013(3)	448,001
7 1/4% GBP Senior Subordinated Notes due 2014(3)	293,865
7 3/4% Senior Subordinated Notes due 2015(3)	438,594
6 5/8% Senior Subordinated Notes due 2016(3)	315,553
8 3/4% Senior Subordinated Notes due 2018(3)	200,000
8% Senior Subordinated Notes due 2018(3)	49,663
6 3/4% Euro Senior Subordinated Notes due 2018(3)	39,429
Real Estate Mortgages	4,081
Seller Notes	8,757
Other	49,788
Long-term Debt	2,668,816
Less Current Portion	(63,105)
Long-term Debt, Net of Current Portion	$2,605,711

(1)          All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)          Most of IME’s non-dormant subsidiaries have either guaranteed this indebtedness or their shares of capital stock and intercompany indebtedness have been pledged to secure this indebtedness. Iron Mountain has not guaranteed or otherwise provided security for this indebtedness nor have any of Iron Mountain’s U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries.

(3)          These debt instruments are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee these debt instruments.

Our indentures use OIBDA-based calculations as primary measures of financial performance, including leverage ratios. Our key bond leverage ratio, as calculated per our bond indentures, was 5.0 as of December 31, 2005 and 4.6 as of December 31, 2006. Noncompliance with this leverage ratio would have a material adverse effect on our financial condition and liquidity. Our target for this ratio is generally in the range of 4.5 to 5.5 while the maximum ratio allowable under the bond indentures is 6.5.

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

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200 million British pounds sterling, including a 100 million British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100 million British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20 million British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of December 31, 2006 includes 77 million British pounds sterling and 94.7 million Euro of borrowings (totaling $266.8 million) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1.7 million British pounds sterling ($3.2 million). The remaining availability, based on IME’s current leverage ratio which is calculated based on current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and current external debt, under the IME revolving credit facility on October 31, 2006, was approximately 59.0 million British pounds sterling ($112.1 million). The interest rate in effect under the IME revolving credit facility ranged from 4.4% to 6.2% as of October 31, 2006.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550 million and was comprised of a $350 million revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200 million term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $0.5 million began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150 million of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $0.4 million that began in the first quarter of 2005 and are priced at LIBOR plus a margin of 1.75%. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement, increasing availability under the revolving credit facility from $350 million to $400 million. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750 million as of December 31, 2006. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2006, we had $170.5 million of borrowings under our IMI revolving credit facility, of which $4 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (“CAD”) (CAD 194 million); we also had various outstanding letters of credit totaling $27.0 million. The remaining availability, based on Iron Mountain’s current leverage ratio which is calculated based on current EBITDA and current external debt, under the IMI revolving credit facility on December 31, 2006, was $113.8 million. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 6.0% to 9.0% and 7.0% to 7.2%, respectively, as of December 31, 2006.

In July 2006, we completed an underwritten public offering of $200.0 million in aggregate principal amount of our 8 3/4% Senior Subordinated Notes due 2018, which were issued at par. Our net proceeds of $196.6 million, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation of $78.1 million in aggregate principle amount of our outstanding 8 1/4% Senior Subordinated Notes due 2011, (b) fund our purchase in the open market of $33.0 million in aggregate principal amount of our 8 5/8% Senior Subordinated Notes due 2013 and (c) repay borrowings under our revolving credit facility. As a result, we recorded a charge to other expense (income), net of $2.8 million in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and 8 5/8% Senior Subordinated Notes, which consists of tender premiums and transaction costs, deferred financing costs, as well as, original issue discounts and premiums related to the 8 1/4% and 8 5/8% Senior Subordinated Notes.

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. London fire authorities recently issued a report in which it was concluded that the fire resulted from a deliberate act of arson; the report also stated that the actions of a guard employed by a third-party security service contractor resulted in the disabling of the automatic sprinkler system in the building. We believe we carry adequate property and liability insurance and are in the process of assessing the cause of, and other circumstances involved with, the fire. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represent less than 1% of our consolidated enterprise revenues. As of December 31, 2006, we have approximately $9.6 million recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet which primarily represents the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $1.8 million of property insurance proceeds received through IME’s October 31, 2006 fiscal year-end. Subsequent to IME’s October 31, 2006 fiscal year-end, IME received payment from our insurance carrier of approximately 8.6 million British pounds sterling ($16.9 million). We expect to utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Such amount represents a portion of our business personal property, business interruption, and expense claims with our insurance carrier. We will record approximately $8.8 million to other (income) expense, net in the first quarter of 2007 related to recoveries associated with our business interruption portion of our insurance claim to date. We expect to settle the remaining property portion of our insurance claim with our insurance carriers within the next twelve months and have, therefore, classified the remaining insurance receivable as a current asset. We expect to receive recoveries related to our property claim with our insurance carriers that will exceed the carrying value of such assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

In October 2006, we issued, in a private placement, $50 million in aggregate principal amount of our 8% Senior Subordinated Notes due 2018, which were issued at a price of 99.3% of par; and 30 million Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 99.5% of par. Our net proceeds of $85.5 million, after sales commission, were used to repay outstanding indebtedness under the IMI term loan and IME revolving credit facilities.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of December 31, 2006.

In January 2007, we completed an offering of 225.0 million Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds of 219.2 million Euro ($283.8 million), after paying the underwriters’ discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities. We recorded a charge to other (income) expense, net of $0.5 million in the first quarter of 2007 related to the early retirement of the IMI term loans, representing the write-off of a portion of our deferred financing costs. In addition, in January 2007, we entered into forward contracts to exchange U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, to continue to hedge movements in CAD and Euros against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract.

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2006 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$41,384	$8,829	$6,622	$2,157	$23,776
Long-Term Debt Obligations (excluding Capital Lease Obligations)	2,625,023	54,276	412,232	374,350	1,784,165
Interest Payments(1)	1,567,691	212,794	401,893	342,429	610,575
Operating Lease Obligations	2,871,269	176,842	322,327	302,457	2,069,643
Purchase and Asset Retirement Obligations(2)	62,881	26,555	22,407	6,620	7,299
Total	$7,168,248	$479,296	$1,165,481	$1,028,013	$4,495,458

(1)          Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2006; see Note 4 to Notes to Consolidated Financial Statements.

(2)          In addition, in connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2006 is approximately $6.6 million.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the IMI and IME revolving credit facilities and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Notes 4, 7 and 10 to Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Loss Carryforwards

We have federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $172.7 million at December 31, 2006 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $18.2 million (net of federal tax benefit), which begins to expire in 2007 through 2024, subject to a valuation allowance of approximately 98%. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal and state income taxes in 2007.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in May 2001 and June 2006 we and IME entered into a total of two derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a)  one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (b) one contract for interest payments payable on IME’s term loan facility of an aggregate principal amount of 75.0 million British pounds sterling. See Note 3 to Notes to Consolidated Financial Statements.

After consideration of the swap contracts mentioned above, as of December 31, 2006, we had $517.9 million of variable rate debt outstanding with a weighted average variable interest rate of 6.4%, and $2,150.9 million of fixed rate debt outstanding. As of December 31, 2006, 80.6% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2006 would have been reduced by $2.9 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2006.

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

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is to borrow in foreign currencies at the U.S. parent level to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement and our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes, we effectively hedge most of our outstanding intercompany loan with IME. IM Canada has financed their capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand, Iron Mountain borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and contemporaneously in September 2006, we entered into forward contracts to exchange U.S. dollars for 55 million in Australian dollars (“AUD”) and 20.2 million in New Zealand dollars (“NZD”) to hedge our intercompany exposure in these countries. In addition, in January, 2007 we entered into forward contracts to exchange U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, to continue to hedge movements in AUD, NZD, CAD and Euros against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract. As of December 31, 2006, except as noted above, our currency exposures to intercompany balances are unhedged.

The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the “Accumulated Other Comprehensive Items, net” component of stockholders’ equity. A 10% depreciation in year-end 2006 functional currencies, relative to the U.S. dollar, would result in a reduction in our stockholders’ equity of approximately $41.1 million.

Item 8. Financial Statements and Supplementary Data.

The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2006 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iron Mountain Incorporated:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Iron Mountain Incorporated and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 1, 2007 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2007

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

Item 11. Executive Compensation.

The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

Item 14. Principal Accountant Fees and Services.

The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 24, 2007.

Item 15. Exhibits, Financial Statement Schedules.

(a)          Financial Statements and Financial Statement Schedules filed as part of this report:

(b)          Exhibits filed as part of this report:

As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Iron Mountain Incorporated

We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, stockholders’ equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2n, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment effective January 1, 2006.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
March 1, 2007

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share data)

	December 31,
	2005	2006
ASSETS
Current Assets:
Cash and cash equivalents	$53,413	$45,369
Accounts receivable (less allowances of $14,522 and $15,157, respectively)	408,564	473,366
Deferred income taxes	27,623	60,537
Prepaid expenses and other	64,568	100,449
Total Current Assets	554,168	679,721
Property, Plant and Equipment:
Property, plant and equipment	2,556,880	2,965,995
Less—Accumulated depreciation	(775,614)	(950,760)
Net Property, Plant and Equipment	1,781,266	2,015,235
Other Assets, net:
Goodwill	2,138,641	2,165,129
Customer relationships and acquisition costs	229,006	282,756
Deferred financing costs	31,606	29,795
Other	31,453	36,885
Total Other Assets, net	2,430,706	2,514,565
Total Assets	$4,766,140	$5,209,521
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$25,905	$63,105
Accounts payable	148,234	148,461
Accrued expenses	266,720	266,933
Deferred revenue	151,137	160,148
Total Current Liabilities	591,996	638,647
Long-term Debt, net of current portion	2,503,526	2,605,711
Other Long-term Liabilities	33,545	72,778
Deferred Rent	35,763	53,597
Deferred Income Taxes	225,314	280,225
Commitments and Contingencies (see Note 10)
Minority Interests	5,867	5,290
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 197,494,307 shares and 199,109,581 shares, respectively)	1,975	1,991
Additional paid-in capital	1,104,946	1,144,101
Retained earnings	244,524	373,387
Accumulated other comprehensive items, net	18,684	33,794
Total Stockholders’ Equity	1,370,129	1,553,273
Total Liabilities and Stockholders’ Equity	$4,766,140	$5,209,521

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2004	2005	2006
Revenues:
Storage	$1,043,366	$1,181,551	$1,327,169
Service and storage material sales	774,223	896,604	1,023,173
Total Revenues	1,817,589	2,078,155	2,350,342
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	823,899	938,239	1,074,268
Selling, general and administrative	486,246	569,695	670,074
Depreciation and amortization	163,629	186,922	208,373
Gain on disposal/writedown of property, plant and equipment, net	(681)	(3,485)	(9,560)
Total Operating Expenses	1,473,093	1,691,371	1,943,155
Operating Income	344,496	386,784	407,187
Interest Expense, Net	185,749	183,584	194,958
Other (Income) Expense, Net	(7,988)	6,182	(11,989)
Income Before Provision for Income Taxes and Minority Interest	166,735	197,018	224,218
Provision for Income Taxes	69,574	81,484	93,795
Minority Interests in Earnings of Subsidiaries, Net	2,970	1,684	1,560
Income before Cumulative Effect of Change in Accounting Principle	94,191	113,850	128,863
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(2,751)	—
Net Income	$94,191	$111,099	$128,863
Net Income per Share—Basic:
Income before Cumulative Effect of Change in Accounting Principle	$0.49	$0.58	$0.65
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(0.01)	—
Net Income per Share—Basic	$0.49	$0.57	$0.65
Net Income per Share—Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$0.48	$0.57	$0.64
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(0.01)	—
Net Income per Share—Diluted	$0.48	$0.56	$0.64
Weighted Average Common Shares Outstanding—Basic	193,625	195,988	198,116
Weighted Average Common Shares Outstanding—Diluted	196,764	198,104	200,463

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock Voting		Additional		Accumulated Other	Total Stockholders’
	Shares	Amounts	Paid-in Capital	Retained Earnings	Comprehensive Items	Equity
Balance, December 31, 2003	192,544,321	$1,925	$1,033,001	$39,234	$(8,046)	$1,066,114
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $6,904	2,182,550	22	33,443	—	—	33,465
Deferred compensation	—	—	(3,533)	—	—	(3,533)
Currency translation adjustment	—	—	—	—	14,669	14,669
Market value adjustments for hedging contracts, net of tax	—	—	—	—	13,576	13,576
Market value adjustments for securities, net of tax	—	—	—	—	86	86
Net income	—	—	—	94,191	—	94,191
Balance, December 31, 2004	194,726,871	1,947	1,062,911	133,425	20,285	1,218,568
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $9,668	2,767,436	28	57,315	—	—	57,343
Deferred compensation	—	—	(16,060)	—	—	(16,060)
Currency translation adjustment	—	—	—	—	(4,300)	(4,300)
Stock options issued in connection with an acquisition	—	—	780	—	—	780
Market value adjustments for hedging contracts, net of tax	—	—	—	—	2,458	2,458
Market value adjustments for securities, net of tax	—	—	—	—	241	241
Net income	—	—	—	111,099	—	111,099
Balance, December 31, 2005	197,494,307	1,975	1,104,946	244,524	18,684	1,370,129
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $4,387	1,615,274	16	39,155	—	—	39,171
Currency translation adjustment	—	—	—	—	14,659	14,659
Market value adjustments for hedging contracts, net of tax	—	—	—	—	43	43
Market value adjustments for securities, net of tax	—	—	—	—	408	408
Net income	—	—	—	128,863	—	128,863
Balance, December 31, 2006	199,109,581	$1,991	$1,144,101	$373,387	$33,794	$1,553,273

	2004	2005	2006
COMPREHENSIVE INCOME:
Net Income	$94,191	$111,099	$128,863
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	14,669	(4,300)	14,659
Market Value Adjustments for Hedging Contracts, Net of Tax Provision of $4,955, $973 and $13, respectively	13,576	2,458	43
Market Value Adjustments for Securities, Net of Tax	86	241	408
Comprehensive Income	$122,522	$109,498	$143,973

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2005	2006
Cash Flows from Operating Activities:
Net income	$94,191	$111,099	$128,863
Adjustments to reconcile net income to cash flows from operating activities:
Cumulative effect of change in accounting principle (net of tax benefit)	—	2,751	—
Minority interests in earnings of subsidiaries, net	2,970	1,684	1,560
Depreciation	151,947	170,698	187,745
Amortization (includes deferred financing costs and bond discount of $3,646, $4,951 and $5,463, respectively)	15,328	21,175	26,091
Stock compensation expense	3,857	6,189	12,387
Provision for deferred income taxes	62,165	59,470	53,139
Loss on early extinguishment of debt	2,454	—	2,972
Gain on disposal/writedown of property, plant and equipment, net	(681)	(3,485)	(9,560)
Loss (Gain) on foreign currency and other, net	5,227	6,472	(16,990)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(48,020)	(45,572)	(53,867)
Prepaid expenses and other current assets	(7,462)	(13,360)	(12,317)
Accounts payable	12,366	21,017	9,008
Accrued expenses, deferred revenue and other current liabilities	9,852	34,360	37,320
Other assets and long-term liabilities	1,170	4,678	7,931
Cash Flows from Operating Activities	305,364	377,176	374,282
Cash Flows from Investing Activities:
Capital expenditures	(231,966)	(272,129)	(381,970)
Cash paid for acquisitions, net of cash acquired	(384,338)	(178,238)	(81,208)
Additions to customer relationship and acquisition costs	(12,472)	(13,431)	(14,251)
Investment in joint ventures	(858)	—	(5,943)
Proceeds from sales of property and equipment and other, net	3,111	27,623	16,658
Cash Flows from Investing Activities	(626,523)	(436,175)	(466,714)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(1,085,013)	(509,595)	(654,960)
Proceeds from debt and term loans	1,148,275	568,726	543,940
Early retirement of notes	(20,797)	—	(112,397)
Net proceeds from sales of senior subordinated notes	269,427	—	281,984
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(41,978)	(2,399)	(2,068)
Proceeds from exercise of stock options and employee stock purchase plan	18,041	25,649	22,245
Excess tax benefits from stock-based compensation	—	—	4,387
Payment of debt financing costs and stock issuance costs	(11,386)	(932)	(397)
Cash Flows from Financing Activities	276,569	81,449	82,734
Effect of Exchange Rates on Cash and Cash Equivalents	1,849	(979)	1,654
(Decrease) Increase in Cash and Cash Equivalents	(42,741)	21,471	(8,044)
Cash and Cash Equivalents, Beginning of Year	74,683	31,942	53,413
Cash and Cash Equivalents, End of Year	$31,942	$53,413	$45,369
Supplemental Information:
Cash Paid for Interest	$169,929	$183,657	$185,072
Cash Paid for Income Taxes	$6,888	$21,858	$17,143
Non-Cash Investing Activities:
Capital Leases	$1,506	$23,886	$17,027
Capital Expenditures	$—	$19,124	$32,068

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except share and per share data)

1. Nature of Business

On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation (“Iron Mountain PA”), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the “Merger”) of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation (“Iron Mountain DE”), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA’s business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA’s reporting obligations and continued to be listed on the New York Stock Exchange under the symbol “IRM.”

On December 7, 2006, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 29, 2006 to all stockholders of record as of the close of business on December 18, 2006. All share data has been adjusted for such stock split.

The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries. We are an international full-service provider of information protection and storage and related services for all media in various locations throughout the United States, Canada, Europe, Australia, New Zealand, Mexico and South America to commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations, including more than 90% of the Fortune 1000 and more than 85% of the FTSE 100.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
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

d.     Foreign Currency

Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) U.S. dollar denominated 8 1/8% senior notes of our Canadian subsidiary (the “Subsidiary notes”), which were fully redeemed as of March 31, 2004, (b) our 7 1/4% GBP Senior Subordinated Notes due 2014, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other (income) expense, net, on our consolidated statements of operations. The total of such net gain amounted to $8,915, a net loss of $7,201 and a net gain of $12,534 for the years ended December 31, 2004, 2005 and 2006, respectively.

e.      Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures related to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries.

f.      Property, Plant and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment	3 to 9 years
Vehicles	5 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

Property, plant and equipment, at cost, consist of the following:

	December 31,
	2005	2006
Land and buildings	$846,171	$931,784
Leasehold improvements	208,693	240,341
Racking	809,899	944,299
Warehouse equipment/vehicles	146,593	162,735
Furniture and fixtures	58,184	60,047
Computer hardware and software	381,024	449,713
Construction in progress	106,316	177,076
	$2,556,880	$2,965,995

Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized in accordance with Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use” (“SOP 98-1”). Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

the software is placed in service. During the year ended December 31, 2006, we wrote-off $6,329 of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued, and such costs are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations.

In March 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have “return to original condition” clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47. The impact of adopting FIN 47 as of December 31, 2005 was a gross charge of $4,422 ($2,751, net of tax), an increase in property, plant and equipment, net of $1,889 and long-term liabilities of $6,311. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

A reconciliation of liabilities for asset retirement obligations is as follows:

2006
Asset Retirement Obligations, beginning of the year	$6,311
Liabilities Incurred	537
Liabilities Settled	(410)
Accretion Expense	636
Asset Retirement Obligations, end of the year	$7,074

Had we applied the provisions of FIN 47 as of January 1, 2004, the pro forma impacts on net income and basic and diluted earnings per common share would not be material for 2004 and 2005.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
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

We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2004, 2005 and 2006 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2006, no factors were identified that would alter this assessment. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2006 were as follows:  North America excluding Fulfillment, Fulfillment, U.K., Continental Europe, Worldwide Digital Business excluding Iron Mountain Intellectual Property Management, Inc. (“IPM”), IPM, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value.

Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2005 and 2006 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2004	$1,503,224	$424,373	$112,620	$2,040,217
Deductible goodwill acquired during the year	17,260	10,878	—	28,138
Non-deductible goodwill acquired during the year	15,871	47,209	22,298	85,378
Adjustments to purchase reserves	(328)	(854)	308	(874)
Fair value adjustments	822	(1,951)	(1,427)	(2,556)
Currency effects and other Adjustments(1)	6,188	(15,913)	(1,937)	(11,662)
Balance as of December 31, 2005	1,543,037	463,742	131,862	2,138,641
Deductible goodwill acquired during the year	5,581	1,726	—	7,307
Non-deductible goodwill acquired during the year	3,215	5,877	—	9,092
Adjustments to purchase reserves	(369)	(2,414)	(91)	(2,874)
Fair value adjustments	(7,514)	(15,842)	(2,282)	(25,638)
Currency effects and other Adjustments(1)	(2,125)	46,178	(5,452)	38,601
Balance as of December 31, 2006	$1,541,825	$499,267	$124,037	$2,165,129

(1)          Other adjustments include contingent payments related to acquisitions made in previous years.

h.     Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

Consolidated gains on disposal/writedown of property, plant and equipment, net of $681 for the year ended December 31, 2004, consisted primarily of a gain on the sale of a property in Florida during the second quarter of 2004 of approximately $1,200 offset by disposals and asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $3,485 for the year ended December 31, 2005, consisted primarily of a gain on the sale of a facility in the U.K. during the fourth quarter of 2005 of approximately $4,500 offset by software asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $9,560 in the year ended December 31, 2006

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

consisted primarily of a gain on the sale of a facility in the U.K. in the fourth quarter of 2006 of approximately $10,499 offset by disposals and asset writedowns.

i.      Customer Relationships and Acquisition Costs and Other Intangible Assets

Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized. Costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from five to 30 years (weighted average of 27 years at December 31, 2006) and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer’s current records management vendor or direct payments to a customer are amortized over approximately 5 years to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from six to 30 years (weighted average of 19 years at December 31, 2006). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value. As of December 31, 2005 and 2006, the gross carrying amount of customer relationships and acquisition costs was $264,728 and $339,591, respectively, and accumulated amortization of those costs was $35,722 and $56,835, respectively. For the years ended December 31, 2004, 2005 and 2006, amortization expense was $10,044, $12,910 and $16,292, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations. For the year ended December 31, 2006, the charge to revenues associated with large volume accounts was $3,681, which represents the level anticipated over the next 5 years.

Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over a weighted average period of eight years. As of December 31, 2005 and 2006, the gross carrying amount of other intangible assets was $30,094 and $32,985, respectively, and accumulated amortization of those costs was $5,082 and $9,521, respectively, included in other in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2004, 2005 and 2006, amortization expense was $1,638, $3,314 and $4,336, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations.

Estimated amortization expense for existing intangible assets (excluding deferred financing costs which are amortized through interest expense) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2007	$18,779
2008	18,624
2009	18,600
2010	18,036
2011	16,105

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

j.       Deferred Financing Costs

Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other (income) expense, net. As of December 31, 2005 and 2006, gross carrying amount of deferred financing costs was $46,697 and $50,775, respectively, and accumulated amortization of those costs was $15,091 and $20,980, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

k.     Accrued Expenses

Accrued expenses consist of the following:

	December 31,
	2005	2006
Interest	$49,800	$56,971
Payroll and vacation	42,456	48,946
Derivative liability	2,359	1,336
Restructuring costs (see Note 6)	5,541	2,821
Incentive compensation	32,364	34,773
Other	134,200	122,086
	$266,720	$266,933

l.      Revenues

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials or data (generally on a per unit or per cubic foot of records basis). Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Included in service and storage materials sales are related core service revenues arising from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawls from storage; (b) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies.

We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and include software license sales (less than 1% of consolidated revenues in 2006). Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

m.    Rent Normalization

We have entered into various leases for buildings. Certain leases have fixed escalation clauses or other features which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a deferred rent liability or other long-term asset and is being amortized over the remaining lives of the respective leases.

n.     Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R is a revision of SFAS No. 123 and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). We adopted the measurement provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We have applied the fair value recognition provisions to all stock based awards granted, modified or settled on or after January 1, 2003.

We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, “Employee Stock-Based Awards”) based on the requirements of SFAS No. 123R beginning January 1, 2006.

Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2004, 2005 and 2006 was $3,857 ($3,567 after tax or $0.02 per basic and diluted share), $6,189 ($4,757 after tax or $0.02 per basic and diluted share) and $12,387 ($9,188 after tax or $0.05 per basic and diluted share), respectively, for Employee Stock-Based Awards. For the year ended December 31, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

decrease by $894, and net income to decrease by $539, and had no impact on basic and diluted earnings per share.

SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $4,387 for the year ended December 31, 2006, from the benefits of tax deductions in excess of recognized compensation cost. Under prior accounting rules, this amount would have been included in net operating cash flows. We used the short form method to calculate the Additional Paid-in Capital (“APIC”) pool, the tax benefit of any resulting excess tax deduction should increase the APIC pool; any resulting tax deficiency should be deducted from the APIC pool.

The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded based on SFAS No. 123R. The reported and pro forma net income and earnings per share for the year ended December 31, 2006 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the year ended December 31, 2006 are included in the table below only to provide the detail for a comparative presentation to the same periods of 2004 and 2005.

	Year Ended December 31,
	2004	2005	2006
Net income, as reported	$94,191	$111,099	$128,863
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	3,567	4,757	9,188
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(5,432)	(5,965)	(9,188)
Net income, pro forma	$92,326	$109,891	$128,863
Earnings per share:
Basic—as reported	$0.49	$0.57	$0.65
Basic—pro forma	0.48	0.56	0.65
Diluted—as reported	0.48	0.56	0.64
Diluted—pro forma	0.47	0.55	0.64

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
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

A total of 29,112,685 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2006 was 7,301,608.

The weighted average fair value of options granted in 2004, 2005 and 2006 was $8.58, $11.85 and $14.84 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2004	2005		2006
Expected volatility	24.8%	26.5	%(1)	24.2	%(1)
Risk-free interest rate	3.41%	4.12%		4.66%
Expected dividend yield	None	None		None
Expected life of the option	5.0 years	6.6 years		6.6 years

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

A summary of option activity for the year ended December 31, 2006 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	8,242,911	$14.94
Granted	1,315,916	26.88
Exercised	(1,096,729)	10.60
Forfeited	(394,771)	20.28
Outstanding at December 31, 2006	8,067,327	$17.21	6.4	$83,498
Options exercisable at December 31, 2006	3,979,349	$12.06	4.5	$61,680

The aggregate intrinsic value of stock options exercised for the years ended December 31, 2004, 2005 and 2006 was approximately $23,090, $31,539 and $18,271, respectively. The aggregate fair value of stock options vested for the years ended December 31, 2004, 2005 and 2006 was approximately $5,386, $4,717 and $7,487, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005 which had a 3-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the years ended December 31, 2005 and 2006 is a portion of the cost related to restricted stock granted in July 2005. We did not grant restricted stock in 2004 and 2006.

A summary of restricted stock activity for the year ended December 31, 2006 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2005	96,962	$20.63
Granted	—	—
Vested	(39,159)	20.63
Forfeited	—	—
Non-vested at December 31, 2006	57,803	$20.63

The total fair value of shares vested for the years ended December 31, 2005 and 2006 was $0 and $1,003, respectively.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the years ended December 31, 2004, 2005 and 2006, there were 522,480, 579,173 and 535,826 shares, respectively, purchased under the ESPP. The number of shares available for purchase at December 31, 2006 was 1,650,413. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP will be changed to 95% of the fair market price at the end of the offering period without a look back feature. As a result, we no longer need to recognize

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in our consolidated financial statements on a prospective basis relative to new offering periods.

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

	December 2003	May 2004	December 2004	May 2005	December 2005	May 2006
Weighted Average Assumption	Offering	Offering	Offering	Offering	Offering	Offering
Expected volatility	26.5%	24.5%	24.0%	27.5%	26.6%	20.1%
Risk-free interest rate	2.85%	3.36%	3.41%	3.96%	4.04%	4.75%
Expected dividend yield	None	None	None	None	None	None
Expected life of the option	6 months	6 months	6 months	6 months	6 months	6 months

The weighted average fair value for the ESPP options was $7.68, $9.00, $6.07, $6.02, $8.70 and $7.20 for the December 2003, May 2004, December 2004, May 2005, December 2005 and May 2006 offerings, respectively.

As of December 31, 2006, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $28,983 and is expected to be recognized over a weighted-average period of 3.7 years.

We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

o.     Income Taxes

We account for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

p.     Income Per Share—Basic and Diluted

In accordance with SFAS No. 128, “Earnings per Share,” basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive. Potential common shares,

2. Summary of Significant Accounting Policies (Continued)

substantially attributable to stock options, included in the calculation of diluted net income per share totaled 3,139,247, 2,116,623 and 2,347,203 shares for the years ended December 31, 2004, 2005 and 2006, respectively. Potential common shares of 136,568, 961,407 and 725,398 for the years ended December 31, 2004, 2005 and 2006, respectively, have been excluded from the calculation of diluted net income per share, as their effects are antidilutive.

q.     New Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB 108”), “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements,” which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for fiscal years ending after November 15, 2006. We have completed our analysis related to the implementation of SAB 108 and have concluded it has no effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

r.      Rollforward of Allowance for Doubtful Accounts and Credit Memo Reserves

Year Ended December 31,	Balance at Beginning of the Year	Charged to Revenue	Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2004	$20,922	$17,858	$(4,569)	$4,397	$(24,722)	$13,886
2005	13,886	21,124	4,402	67	(24,957)	14,522
2006	14,522	23,147	2,836	596	(25,944)	15,157

(1)          Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)          Primarily consists of the write-off of accounts receivable and adjustments to allowances of businesses acquired.

s.      Accumulated Other Comprehensive Items, Net

Accumulated other comprehensive items, net consists of the following:

	December 31,
	2005	2006
Foreign currency translation adjustments	$18,259	$32,918
Market value adjustments for hedging contracts, net of tax	(213)	(170)
Market value adjustments for securities, net of tax	638	1,046
	$18,684	$33,794

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

t.     Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. We have no significant concentrations of credit risk as of December 31, 2006.

u.     Available-for-sale Securities

We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale, as defined by SFAS No. 115, “Accounting for Certain Investments and Debt and Equity Securities.” As of December 31, 2005 and 2006, the fair value of the money market and mutual funds included in this trust amounted to $5,917 and $7,414, respectively, included in prepaid expenses and other in the accompanying consolidated balance sheets. Included in other (income) expense, net in the accompanying consolidated statements of operations were net realized gains of $208, $127 and $336 for the years ended December 31, 2004, 2005 and 2006, respectively. Unrealized gains and losses are reported as a component of accumulated other comprehensive items, net in the accompanying consolidated statement of stockholder’s equity.

3. Derivative Instruments and Hedging Activities

We previously entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. Both of these swap agreements expired in the first quarter of 2006. As a result of the foregoing, for the years ended December 31, 2004, 2005 and 2006, we recorded additional interest expense of $8,460, $3,952 and $127 resulting from interest rate swap payments. We entered into a third interest rate swap agreement, which was designated as a cash flow hedge. This swap agreement hedged interest rate risk on certain amounts of our variable operating lease commitments. This swap expired in March 2005. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with this interest rate swap agreement resulted in our recording additional interest expense of $1,246 and interest income of $6 for the years ended December 31, 2004 and 2005, respectively.

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $2,458 and $760 at December 31, 2005 and 2006, respectively, included in the accompanying consolidated balance sheets. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability through earnings. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest expense of $11,565, interest income of $1,698 and interest income of $646 for the years ended December 31, 2004, 2005 and 2006, respectively.

In July 2003, we provided the initial financing totaling 190,459 British pounds sterling to IME for all of the consideration associated with the acquisition of the European information management services

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
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

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedged interest rate risk on IME’s 100,000 British pounds sterling term loan facility. Both of these swap agreements expired in the second quarter of 2006. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $207 (recorded in accrued expenses), $68 and $139, respectively, as of December 31, 2005. For the years ended December 31, 2004, 2005 and 2006, we recorded additional interest expense of $202, $32 and $184 resulting from interest rate swap cash payments.

In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s British pounds multi-currency term loan facility. The notional value of the swap will decline to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $364 ($273 recorded in accrued expenses and $91 recorded in other long-term liabilities), $109 and $255, respectively, as of December 31, 2006. For the year ended December 31, 2006, we recorded additional interest expense of $124 resulting from interest rate swap cash payments.

In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars (“AUD”) and 20,200 in New Zealand dollars (“NZD”) to hedge our intercompany

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized loss of $3,179 for the year ended December 31, 2006. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the year ended December 31, 2006, we recorded an unrealized foreign exchange loss of $303 in other expense (income), net in the accompanying statement of operations.

4. Debt

Long-term debt consists of the following:

	December 31,
	2005	2006
IMI Revolving Credit Facility	$216,396	$170,472
IMI Term Loan Facility	345,500	312,000
IME Revolving Credit Facility	84,262	77,819
IME Term Loan Facility	177,450	189,005
8 1/4% Senior Subordinated Notes due 2011 (the “8 1/4% notes”)	149,760	71,789
8 5/8% Senior Subordinated Notes due 2013 (the “8 5/8% notes”)	481,032	448,001
7 1/4% GBP Senior Subordinated Notes due 2014 (the “7 1/4% notes”)	258,120	293,865
7 3/4% Senior Subordinated Notes due 2015 (the “7 3/4% notes”)	439,506	438,594
6 5/8% Senior Subordinated Notes due 2016 (the “6 5/8% notes”)	315,059	315,553
8 3/4% Senior Subordinated Notes due 2018 (the “8 3/4% notes”)	—	200,000
8% Senior Subordinated Notes due 2018 (the “8% notes”)	—	49,663
6 3/4% Euro Senior Subordinated Notes due 2018 (the “6 3/4% notes”)	—	39,429
Real Estate Mortgages	4,707	4,081
Seller Notes	9,398	8,757
Other(1)	48,241	49,788
Total Long-term Debt	2,529,431	2,668,816
Less Current Portion	(25,905)	(63,105)
Long-term Debt, Net of Current Portion	$2,503,526	$2,605,711

(1)          Includes capital lease obligations of $31,936 and $41,384 as of December 31, 2005 and 2006, respectively.

a.      Revolving Credit Facility and Term Loans

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of December 31, 2006 included 77,000 British pounds sterling and 94,725 Euro of borrowings (totaling $266,824) under the IME Credit Agreement; we also had various outstanding letters of credit totaling 1,686 British pounds sterling ($3,202). The remaining availability, based on IME’s current leverage ratio which is calculated based on current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and current external debt, under the IME revolving credit facility on October 31, 2006, was approximately 59,000 British pounds sterling ($112,100). The interest rates in effect under the IME revolving credit facility ranged from 4.4% to 6.2% as of October 31, 2006. For the years ended December 31, 2004, 2005 and 2006, we recorded commitment fees of $396, $806 and $477, respectively, based on 0.9% (for 2004 and 2005) and 0.6% (for 2006) of unused balances under the IME revolving credit facility.

On April 2, 2004 and subsequently on July 8, 2004, we entered into a new amended and restated revolving credit facility and term loan facility (the “IMI Credit Agreement”) to replace our prior credit agreement and to reflect more favorable pricing of our term loans. The IMI Credit Agreement had an aggregate principal amount of $550,000 and was comprised of a $350,000 revolving credit facility (the “IMI revolving credit facility”), which included the ability to borrow in certain foreign currencies, and a $200,000 term loan facility (the “IMI term loan facility”). The IMI revolving credit facility matures on April 2, 2009. With respect to the IMI term loan facility, quarterly loan payments of $500 began in the third quarter of 2004 and will continue through maturity on April 2, 2011, at which time the remaining outstanding principal balance of the IMI term loan facility is due. In November 2004, we entered into an additional $150,000 of term loans as permitted under our IMI Credit Agreement. The new term loans will mature at the same time as our current IMI term loan facility with quarterly loan payments of $375 that began in the first quarter of 2005. On October 31, 2005, we entered into the second amendment to the IMI Credit Agreement, increasing availability under the revolving credit facility from $350,000 to $400,000. As a result, the IMI Credit Agreement had an aggregate maximum principal amount of $750,000 as of December 31, 2006. The interest rate on borrowings under the IMI Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure the IMI Credit Agreement. As of December 31, 2005, we had $216,396 of borrowings under our IMI revolving

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

credit facility, of which $9,000 was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (“CAD”) (CAD 168,328) and in AUD 86,250; we also had various outstanding letters of credit totaling $23,974. As of December 31, 2006, we had $170,472 of borrowings under our IMI revolving credit facility, of which $4,000 was denominated in U.S. dollars and the remaining balance was denominated in CAD 194,000; we also had various outstanding letters of credit totaling $26,980. The remaining availability, based on Iron Mountain’s current leverage ratio which is calculated based on current EBITDA and current external debt, under the IMI revolving credit facility on December 31, 2006, was $113,775. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 6.0% to 9.0% and 7.0% to 7.2%, respectively, as of December 31, 2006. For the years ended December 31, 2004, 2005 and 2006, we recorded commitment fees of $1,112, $846 and $558, respectively, based on 0.5% (for 2004 and 2005) and 0.4% (for 2006) of unused balances under the IMI revolving credit facility.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of December 31, 2006.

b.     Notes Issued under Indentures

As of December 31, 2006, we have eight series of senior subordinated notes issued under various indentures, that are obligations of the parent company, Iron Mountain Incorporated and are subordinated to debt outstanding under the IMI Credit Agreement:

•       $71,881 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1;

•       $447,874 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1;

•       150,000 British pounds sterling principal amount of notes maturing on April 15, 2014 and bearing interest at a rate of 7 1/4% per annum, payable semi-annually in arrears on April 15 and October 15 (these notes are listed on the Luxembourg Stock Exchange);

•       $431,255 principal amount of notes maturing on January 15, 2015 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on January 15 and July 15;

•       $320,000 principal amount of notes maturing on January 1, 2016 and bearing interest at a rate of 6 5/8% per annum, payable semi-annually in arrears on January 1 and July 1;

•       $200,000 principal amount of notes maturing on July 15, 2018 and bearing interest at a rate of 8 3/4% per annum, payable semi-annually in arrears on January 15 and July 15;

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

•       $50,000 principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 8% per annum, payable semi-annually in arrears on April 15 and October 15; and

•       $30,000 Euro principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 6 3/4% per annum, payable semi-annually in arrears on April 15 and October 15.

The senior subordinated notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect 100% owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior subordinated notes.

In July 2006, we completed an underwritten public offering of $200,000 in aggregate principal amount of our 8 3/4% notes, which were issued at par. Our net proceeds of $196,608, after paying the underwriters’ discounts, commissions and transaction fees, were used to (a) fund our offer to purchase and consent solicitation of $78,119 in aggregate principal amount of our outstanding 8 1/4% notes, (b) fund our purchase in the open market of $33,000 in aggregate principal amount of our 8 5/8% notes and (c) repay borrowings under our revolving credit facility. As a result, we recorded a charge to other expense (income), net of $2,779 in the third quarter of 2006 related to the early extinguishment of the 8 1/4% and 8 5/8% notes, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums related to the 8 1/4% and 8 5/8% notes.

In October 2006, we issued, in a private placement, $50,000 in aggregate principal amount of our 8% notes, which were issued at a price of 99.3% of par; and 30,000 Euro in aggregate principal amount of our 6 3/4% notes, which were issued at a price of 99.5% of par. Our net proceeds of $85,492, after sales commission, were used to repay outstanding indebtedness under the IMI term loan and IME revolving credit facilities.

Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

The following table presents the various redemption dates and prices of the senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	8 1/4% notes July 15,	8 5/8% notes April 1,	7 1/4% notes April 15,	7 3/4% notes January 15,	6 5/8% notes July 1,	8 3/4% notes July 15,	8% notes October 15,	6 3/4% notes October 15,
2006	101.375%	104.313%	—	—	—	—	—	—
2007	—	102.875%	—	—	—	—	—	—
2008	—	101.438%	—	103.875%	103.313%	—	—	—
2009	—	—	103.625%	102.583%	102.208%	—	—	—
2010	—	—	102.417%	101.292%	101.104%	—	—	—
2011	—	—	101.208%	—	—	104.375%	104.000%	103.375%
2012	—	—	—	—	—	102.917%	102.667%	102.250%
2013	—	—	—	—	—	101.458%	101.333%	101.125%

Prior to April 15, 2009, the 7 1/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price. Prior to April 15, 2007, we may under certain conditions redeem a portion of the 7 1/4% notes with the net proceeds of one or more public equity offerings, at a redemption price of 107.25% of the principal amount.

Prior to January 15, 2008, the 7 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

Prior to July 1, 2008, the 6 5/8% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

Prior to July 15, 2011, the 8 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price. Prior to July 15, 2009, we may under certain conditions redeem a portion of the 8 3/4% notes with the net proceeds of one or more public equity offerings, at a redemption price of 108.750% of the principal amount.

Prior to October 15, 2011, the 8% notes and 6 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

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

Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2006, we were in compliance with all debt covenants in material agreements.

c.      Real Estate Mortgages

In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 2.8% to 8.3% and are payable in various installments through 2023.

d.     Seller Notes

In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of 4,470 British pounds sterling ($8,757) on these notes at December 31, 2006 is due on demand through 2009 and is classified as a current portion of long-term debt.

e.      Other

Other long-term debt includes various notes, capital leases and other obligations assumed by us as a result of certain acquisitions and other agreements. The outstanding balance of $49,788 on these notes at December 31, 2006 have a weighted average interest rate of 9.1%.

Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2007	$63,105
2008	50,335
2009	368,520
2010	5,153
2011	375,704
Thereafter	1,803,590
$2,666,407

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

4. Debt (Continued)

We have estimated the following fair values for our long-term debt as of December 31:

	2005		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$216,396	$216,396	$170,472	$170,472
IMI Term Loan Facility(1)	345,500	345,500	312,000	312,000
IME Revolving Credit Facility(1)	84,262	84,262	77,819	77,819
IME Term Loan Facility(1)	177,450	177,450	189,005	189,005
8 1/4% notes(2)	149,760	151,500	71,789	72,240
8 5/8% notes(2)	481,032	502,513	448,001	461,310
7 1/4% notes(2)	258,120	250,376	293,865	287,988
7 3/4% notes(2)	439,506	435,568	438,594	438,802
6 5/8% notes(2)	315,059	299,200	315,553	305,600
8 3/4% notes(2)	—	—	200,000	212,500
8% notes(2)	—	—	49,663	50,000
6 3/4% notes(2)	—	—	39,429	39,609
Real Estate Mortgages(1)	4,707	4,707	4,081	4,081
Seller Notes(1)	9,398	9,398	8,757	8,757
Other(1)	48,241	48,241	49,788	49,788

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2005 and 2006) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2005 and 2006.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors

The following financial data summarizes the consolidating Company on the equity method of accounting as of December 31, 2005 and 2006 and for the years ended December 31, 2004, 2005 and 2006. The Guarantors column includes all subsidiaries that guarantee the senior subordinated notes. The subsidiaries that do not guarantee the senior subordinated notes are referred to in the table as the “Non-Guarantors.”

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	December 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$16,354	$29,015	$—	$45,369
Accounts Receivable	—	320,084	153,282	—	473,366
Intercompany Receivable	867,764	—	—	(867,764)	—
Other Current Assets	48	104,118	57,278	(458)	160,986
Total Current Assets	867,812	440,556	239,575	(868,222)	679,721
Property, Plant and Equipment, Net	—	1,362,891	652,344	—	2,015,235
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,795,790	10,962	—	(1,806,752)	—
Investment in Subsidiaries	1,095,821	797,014	—	(1,892,835)	—
Goodwill	—	1,474,120	691,009	—	2,165,129
Other	26,451	142,382	181,639	(1,036)	349,436
Total Other Assets, Net	2,918,062	2,424,478	872,648	(3,700,623)	2,514,565
Total Assets	$3,785,874	$4,227,925	$1,764,567	$(4,568,845)	$5,209,521
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$642,376	$225,388	$(867,764)	$—
Current Portion of Long-term Debt	4,260	6,458	52,387	—	63,105
Total Other Current Liabilities	53,980	366,192	155,828	(458)	575,542
Long-term Debt, Net of Current Portion	2,169,508	17,115	419,088	—	2,605,711
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,795,790	9,962	(1,806,752)	—
Other Long-term Liabilities	3,853	323,986	79,797	(1,036)	406,600
Commitments and Contingencies
Minority Interests	—	—	5,290	—	5,290
Stockholders’ Equity	1,553,273	1,076,008	816,827	(1,892,835)	1,553,273
Total Liabilities and Stockholders’ Equity	$3,785,874	$4,227,925	$1,764,567	$(4,568,845)	$5,209,521

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$774,945	$268,421	$—	$1,043,366
Service and Storage Material Sales	—	552,405	221,818	—	774,223
Total Revenues	—	1,327,350	490,239	—	1,817,589
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	586,437	237,462	—	823,899
Selling, General and Administrative	460	362,635	123,151	—	486,246
Depreciation and Amortization	36	123,098	40,495	—	163,629
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(861)	180	—	(681)
Total Operating Expenses	496	1,071,309	401,288	—	1,473,093
Operating (Loss) Income	(496)	256,041	88,951	—	344,496
Interest Expense (Income), Net	150,476	(29,598)	64,871	—	185,749
Other Expense (Income), Net	22,397	(34,934)	4,549	—	(7,988)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(173,369)	320,573	19,531	—	166,735
Provision for Income Taxes	—	60,376	9,198	—	69,574
Equity in the Earnings of Subsidiaries, Net of Tax	(267,560)	(6,812)	—	274,372	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	2,970	—	2,970
Net Income	$94,191	$267,009	$7,363	$(274,372)	$94,191

	Year Ended December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$862,961	$318,590	$—	$1,181,551
Service and Storage Material Sales	—	642,659	253,945	—	896,604
Total Revenues	—	1,505,620	572,535	—	2,078,155
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	662,485	275,754	—	938,239
Selling, General and Administrative	187	432,588	136,920	—	569,695
Depreciation and Amortization	70	134,509	52,343	—	186,922
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	416	(3,901)	—	(3,485)
Total Operating Expenses	257	1,229,998	461,116	—	1,691,371
Operating (Loss) Income	(257)	275,622	111,419	—	386,784
Interest Expense (Income), Net	156,057	(33,325)	60,852	—	183,584
Other (Income) Expense, Net	(32,420)	36,956	1,646	—	6,182
(Loss) Income Before Provision for Income Taxes and Minority Interest	(123,894)	271,991	48,921	—	197,018
Provision for Income Taxes	—	63,665	17,819	—	81,484
Equity in the Earnings of Subsidiaries, Net of Tax	(234,993)	(28,176)	—	263,169	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	1,684	—	1,684
Income Before Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	111,099	236,502	29,418	(263,169)	113,850
Cumulative Effect of Change in Accounting Principle, Net of Tax Benefit	—	(2,215)	(536)	—	(2,751)
Net Income	$111,099	$234,287	$28,882	$(263,169)	$111,099

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2006
			Non-
	Parent	Guarantors	Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$960,421	$366,748	$—	$1,327,169
Service and Storage Material Sales	—	689,444	333,729	—	1,023,173
Total Revenues	—	1,649,865	700,477	—	2,350,342
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	718,154	356,114	—	1,074,268
Selling, General and Administrative	(47)	497,524	172,597	—	670,074
Depreciation and Amortization	79	142,746	65,548	—	208,373
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	704	(10,264)	—	(9,560)
Total Operating Expenses	32	1,359,128	583,995	—	1,943,155
Operating (Loss) Income	(32)	290,737	116,482	—	407,187
Interest Expense (Income), Net	167,668	(34,689)	61,979	—	194,958
Other (Income)Expense, Net	45,253	(42,626)	(14,616)	—	(11,989)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(212,953)	368,052	69,119	—	224,218
Provision for Income Taxes	—	75,817	17,978	—	93,795
Equity in the Earnings of Subsidiaries, Net of Tax	(341,816)	(47,328)	—	389,144	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	1,560	—	1,560
Net Income	$128,863	$339,563	$49,581	$(389,144)	$128,863

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
 (In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2004
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(176,437)	$426,230	$55,571	$—	$305,364
Cash Flows from Investing Activities:
Capital expenditures	—	(162,032)	(69,934)	—	(231,966)
Cash paid for acquisitions, net of cash acquired	—	(163,828)	(220,510)	—	(384,338)
Intercompany loans to subsidiaries	44,240	28,501	—	(72,741)	—
Investment in subsidiaries	(111,988)	(111,988)	—	223,976	—
Investment in joint ventures	—	(858)	—	—	(858)
Additions to customer relationship and acquisition costs	—	(10,050)	(2,422)	—	(12,472)
Proceeds from sales of property and equipment	—	3,053	58	—	3,111
Cash Flows from Investing Activities	(67,748)	(417,202)	(292,808)	151,235	(626,523)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(706,149)	(117,246)	(261,618)	—	(1,085,013)
Proceeds from debt and term loans	668,882	—	479,393	—	1,148,275
Early retirement of notes	—	—	(20,797)	—	(20,797)
Net proceeds from sales of senior subordinated notes	269,427	—	—	—	269,427
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(41,978)	—	(41,978)
Intercompany loans from parent	—	(47,542)	(25,199)	72,741	—
Equity contribution from parent	—	111,988	111,988	(223,976)	—
Proceeds from exercise of stock options and employee stock purchase plan	18,041	—	—	—	18,041
Payment of debt financing costs and stock issuance costs	(6,016)	—	(5,370)	—	(11,386)
Cash Flows from Financing Activities	244,185	(52,800)	236,419	(151,235)	276,569
Effect of exchange rates on cash and cash equivalents	—	—	1,849	—	1,849
(Decrease) Increase in cash and cash equivalents	—	(43,772)	1,031	—	(42,741)
Cash and cash equivalents, beginning of year	—	54,793	19,890	—	74,683
Cash and cash equivalents, end of year	$—	$11,021	$20,921	$—	$31,942

IRON MOUNTAIN INCORPORATED
 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2005
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(149,143)	$433,730	$92,589	$—	$377,176
Cash Flows from Investing Activities:
Capital expenditures	—	(190,143)	(81,986)	—	(272,129)
Cash paid for acquisitions, net of cash acquired	—	(66,890)	(111,348)	—	(178,238)
Intercompany loans to subsidiaries	73,702	(107,286)	—	33,584	—
Investment in subsidiaries	(15,687)	(15,687)	—	31,374	—
Additions to customer relationship and acquisition costs	—	(7,909)	(5,522)	—	(13,431)
Proceeds from sales of property and equipment and other	—	15,895	11,728	—	27,623
Cash Flows from Investing Activities	58,015	(372,020)	(187,128)	64,958	(436,175)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(300,322)	(2,783)	(206,490)	—	(509,595)
Proceeds from debt and term loans	366,352	—	202,374	—	568,726
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(2,399)	—	(2,399)
Intercompany loans from parent	—	(74,977)	108,561	(33,584)	—
Equity contribution from parent	—	15,687	15,687	(31,374)	—
Proceeds from exercise of stock options and employee stock purchase plan	25,649	—	—	—	25,649
Payment of debt financing costs and stock issuance costs	(551)	—	(381)	—	(932)
Cash Flows from Financing Activities	91,128	(62,073)	117,352	(64,958)	81,449
Effect of exchange rates on cash and cash equivalents	—	—	(979)	—	(979)
(Decrease) Increase in cash and cash equivalents	—	(363)	21,834	—	21,471
Cash and cash equivalents, beginning of year	—	11,021	20,921	—	31,942
Cash and cash equivalents, end of year	$—	$10,658	$42,755	$—	$53,413

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors and Non-Guarantors (Continued)

	Year Ended December 31, 2006
	Parent	Guarantors	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(153,741)	$434,021	$94,002	$—	$374,282
Cash Flows from Investing Activities:
Capital expenditures	—	(266,310)	(115,660)	—	(381,970)
Cash paid for acquisitions, net of cash acquired	—	(24,576)	(56,632)	—	(81,208)
Intercompany loans to subsidiaries	76,874	(36,506)	—	(40,368)	—
Investment in subsidiaries	(16,800)	(16,800)	—	33,600	—
Additions to customer relationship and acquisition costs	—	(9,263)	(4,988)	—	(14,251)
Investment in joint ventures	—	(2,814)	(3,129)	—	(5,943)
Proceeds from sales of property and equipment and other	—	257	16,401	—	16,658
Cash Flows from Investing Activities	60,074	(356,012)	(164,008)	(6,768)	(466,714)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(571,456)	(10,113)	(73,391)	—	(654,960)
Proceeds from debt and term loans	469,273	—	74,667	—	543,940
Early retirement of senior subordinated notes	(112,397)	—	—	—	(112,397)
Net proceeds from sales of senior subordinated notes	281,984	—	—	—	281,984
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	(2,068)	—	(2,068)
Intercompany loans from parent	—	(79,000)	38,632	40,368	—
Equity contribution from parent	—	16,800	16,800	(33,600)	—
Proceeds from exercise of stock options and employee stock purchase plan	22,245	—	—	—	22,245
Excess tax benefits from stock-based compensation	4,387	—	—	—	4,387
Payment of debt financing costs and stock issuance costs	(369)	—	(28)	—	(397)
Cash Flows from Financing Activities	93,667	(72,313)	54,612	6,768	82,734
Effect of exchange rates on cash and cash equivalents	—	—	1,654	—	1,654
Increase (Decrease) in cash and cash equivalents	—	5,696	(13,740)	—	(8,044)
Cash and cash equivalents, beginning of year	—	10,658	42,755	—	53,413
Cash and cash equivalents, end of year	$—	$16,354	$29,015	$—	$45,369

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

6. Acquisitions

The acquisitions we consummated in 2004, 2005 and 2006 were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was primarily provided through borrowings under our credit facilities, the proceeds from the sale of senior subordinated notes and cash equivalents on-hand. The significant acquisitions are as follows:

For full access to all future cash flows and greater strategic and financial flexibility, in February 2004, we completed the acquisition of the 49.9% equity interest held by Mentmore plc (“Mentmore”) in IME for total consideration of 82,500 British pounds sterling ($154,000) in cash. Included in this amount is the repayment of all trade and working capital funding owed to Mentmore by IME. Completion of the transaction gave us 100% ownership of IME. This transaction did not have material impact on revenue or operating income since we already fully consolidated IME’s financial results. Using the purchase method of accounting for this acquisition, the net assets of IME were adjusted to reflect 49.9% of the difference between the fair market value and their carrying value on the date of acquisition.

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

A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2004		2005		2006
Cash Paid (gross of cash acquired)	$388,243	(1)	$180,457	(1)	$60,428	(1)
Previous Investment Balance of Businesses Acquired	—		3,615		—
Fair Value of Options Issued	1,245		780		—
Total Consideration	389,488		184,852		60,428
Fair Value of Identifiable Assets Acquired(2)	160,622		85,070		55,474
Liabilities Assumed(3)	(50,006)		(21,876)		(12,364)
Minority Interest	71,535	(4)	8,142	(5)	919	(6)
Total Fair Value of Identifiable Net Assets Acquired	182,151		71,336		44,029
Recorded Goodwill	$207,337		$113,516		$16,399

(1)          Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2004, 2005 and 2006 is a contingent payment of $5,513, $704 and $21,382, respectively, related to acquisitions made in previous years.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

6. Acquisitions (Continued)

(2)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking, leasehold improvements. Additionally, includes core technology of $15,460 and $10,500 for the years ended December 31, 2004 and 2005, respectively, and customer relationship assets of $64,064, $70,724 and $37,492 for the years ended December 31, 2004, 2005 and 2006, respectively.

(3)          Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)          Consisted primarily of the carrying value of Mentmore’s 49.9% minority interest in IME at the date of acquisition.

(5)          Consisted primarily of the carrying value of minority interests of Latin American partners at the date of acquisition.

(6)          Consisted primarily of the carrying value of minority interests of European, Latin American and Asia Pacific partners at the date of acquisition.

Allocation of the purchase price for the 2006 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2006 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2006 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	2005	2006
Reserves, beginning of the year	$21,414	$12,698
Reserves established	1,142	3,642
Expenditures	(7,360)	(5,181)
Adjustments to goodwill, including currency effect(1)	(2,498)	(5,606)
Reserves, end of the year	$12,698	$5,553

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At December 31, 2005, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($9,760), severance costs ($569) and other exit costs ($2,369). At December 31, 2006,

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

6. Acquisitions (Continued)

the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($3,010), severance costs ($259) and other exit costs ($2,284). These accruals are expected to be used prior to December 31, 2007 except for lease losses of $2,142, severance contracts of $127, and other exit costs of $463, all of which are based on contracts that extend beyond one year.

In connection with our acquisition in India, we entered into a shareholder agreement in May 2006. The agreement contains a put provision that would allow the minority stockholder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $1,800). In accordance with FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34,” we recorded a liability representing our estimate of the fair value of the guarantee in the amount of $368, with the offset to goodwill.

In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2006 is approximately $6,600.

7. Income Taxes

The components of income before provision for income taxes and minority interest are:

	2004	2005	2006
U.S. and Canada	$157,929	$178,300	$189,844
Foreign	8,806	18,718	34,374
	$166,735	$197,018	$224,218

We have federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $172,700 at December 31, 2006 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $18,200 (net of federal tax benefit), which begins to expire in 2007 through 2024, subject to a valuation allowance of approximately 98%. Additionally, we have federal alternative minimum tax credit carryforwards of $4,800, which have no expiration date and are available to reduce future income taxes, if any, and foreign tax credits, which expire in 2016, of $23,600.

We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2006, we had approximately $62,000 of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Approximately $36,000 of the reserve is related to pre-acquisition net operating loss carryforwards and other acquisition related items. If the tax position is sustained, the reversal of this reserve will be recorded as a reduction of goodwill. Although we believe our tax estimates

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

7. Income Taxes (Continued)

are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2005	2006
Deferred Tax Assets:
Accrued liabilities	$25,687	$25,223
Deferred rent	11,478	12,722
Net operating loss carryforwards	45,783	78,850
AMT and foreign tax credits	18,760	29,285
Valuation Allowance(1)	(9,318)	(27,274)
Other	3,846	12,918
	96,236	131,724
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(120,321)	(136,149)
Plant and equipment, principally due to differences in depreciation	(148,959)	(187,480)
Customer acquisition costs	(24,647)	(27,783)
	(293,927)	(351,412)
Net deferred tax liability	$(197,691)	$(219,688)

(1)          The majority of the increase in our valuation allowance from 2005 to 2006 relates primarily to previously unrecorded state net operating losses that are subject to valuation allowance. Approximately $2,375 of the total 2006 valuation allowance, if realized, will be recorded as a reduction to goodwill.

We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options and the 15% discount associated with our employee stock purchase plan are included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options and incremental amounts recorded above the 15% discount associated with the employee stock purchase plan are recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $6,904, $9,668 and $4,387 for the years ended December 31, 2004, 2005 and 2006, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

7. Income Taxes (Continued)

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

The provision for income taxes consists of the following components:

	Year Ended December 31,
	2004	2005	2006
Federal—current	$—	$—	$9,156
Federal—deferred	54,237	55,891	44,862
State—current	4,094	8,847	14,433
State—deferred	9,339	181	7,143
Foreign—current and deferred	1,904	16,565	18,201
	$69,574	$81,484	$93,795

A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision for income taxes and minority interests for the years ended December 31, 2004, 2005 and 2006, respectively, is as follows:

	Year Ended December 31,
	2004	2005	2006
Computed “expected” tax provision	$58,357	$68,956	$78,477
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	8,732	6,430	5,545
Increase in valuation allowance	—	1,092	10,713
Foreign tax rate differential and tax law change	(1,584)	(94)	(5,151)
Other, net	4,069	5,100	4,211
	$69,574	$81,484	$93,795

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2005
Total revenues	$501,406	$511,922	$526,472	$538,355
Operating income	91,110	96,693	102,177	96,804
Income before cumulative effect of change in accounting principle	22,949	25,410	36,377	29,114
Net income	22,949	25,410	36,377	26,363
Income before cumulative effect of change in accounting principle per share—basic	0.12	0.13	0.19	0.15
Income before cumulative effect of change in accounting principle per share—diluted	0.12	0.13	0.18	0.15
Net income per share—basic	0.12	0.13	0.19	0.13
Net income per share—diluted	0.12	0.13	0.18	0.13
2006
Total revenues	$563,657	$581,568	$595,610	$609,507
Operating income	92,435	102,894	97,130	114,728
Net income	27,273	37,842	26,613	37,135
Net income per share—basic	0.14	0.19	0.13	0.19
Net income per share—diluted	0.14	0.19	0.13	0.18

9. Segment Information

We have six operating segments, as follows:

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

9. Segment Information (Continued)

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

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
2004
Total Revenues	$1,387,977	$380,033	$49,579	$1,817,589
Depreciation and Amortization	115,975	33,234	14,420	163,629
Contribution	427,579	89,751	(9,886)	507,444
Total Assets	3,216,999	1,024,135	201,253	4,442,387
Expenditures for Segment Assets(1)	256,998	243,030	128,748	628,776
2005
Total Revenues	1,529,612	435,106	113,437	2,078,155
Depreciation and Amortization	118,493	43,285	25,144	186,922
Contribution	444,343	113,417	12,461	570,221
Total Assets	3,383,098	1,142,217	240,825	4,766,140
Expenditures for Segment Assets(1)	225,178	178,662	59,958	463,798
2006
Total Revenues	1,671,009	539,335	139,998	2,350,342
Depreciation and Amortization	127,562	54,803	26,008	208,373
Contribution	478,653	117,568	9,779	606,000
Total Assets	3,616,218	1,349,175	244,128	5,209,521
Expenditures for Segment Assets(1)	314,317	142,732	20,380	477,429

(1)          Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

9. Segment Information (Continued)

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

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2004	2005	2006
Contribution	$507,444	$570,221	$606,000
Less: Depreciation and Amortization	163,629	186,922	208,373
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(681)	(3,485)	(9,560)
Interest Expense, Net	185,749	183,584	194,958
Other (Income) Expense, Net	(7,988)	6,182	(11,989)
Income before Provision for Income Taxes and Minority Interest	$166,735	$197,018	$224,218

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

9. Segment Information (Continued)

Information as to our operations in different geographical areas is as follows:

	2004	2005	2006
Revenues:
United States	$1,330,979	$1,504,907	$1,647,265
United Kingdom	270,665	275,426	312,393
Canada	106,577	132,302	154,801
Other International	109,368	165,520	235,883
Total Revenues	$1,817,589	$2,078,155	$2,350,342
Long-lived Assets:
United States	$2,735,545	$2,887,981	$3,029,827
United Kingdom	618,712	594,178	645,218
Canada	315,872	335,929	354,258
Other International	271,104	393,884	500,497
Total Long-lived Assets	$3,941,233	$4,211,972	$4,529,800

Information as to our revenues by product and service lines is as follows:

	2004	2005	2006
Revenues:
Physical Records Management and Secure Shredding	$1,462,457	$1,614,905	$1,856,873
Physical Tape Rotation Services	305,553	349,813	353,471
Digital(1)	49,579	113,437	139,998
Total Revenues	$1,817,589	$2,078,155	$2,350,342

(1)          Includes Digital Archiving, Electronic Vaulting, Intellectual Property Management and DataDefense.

10. Commitments and Contingencies

a.    Leases

Most of our leased facilities are leased under various operating leases. A majority of these leases have renewal options of five to ten years and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense under all of our operating leases was $163,564, $185,542 and $207,760 for the years ended December 31, 2004, 2005 and 2006, respectively. Included in total rent expense was sublease income of $2,765, $3,238 and $3,740 for the years ended December 31, 2004, 2005 and 2006, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

Estimated minimum future lease payments, net of sublease income of $2,879, $2,444, $1,949, $1,228, $269 and $544 for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively, are as follows:

Year	Operating
2007	$176,842
2008	164,447
2009	157,880
2010	154,055
2011	148,402
Thereafter	2,069,643
Total minimum lease payments	$2,871,269

We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2006 was $57,129. Such amount does not take into consideration the recovery or resale value associated with these vehicles. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

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

11. Related Party Transactions

We lease space to an affiliated company, Schooner Capital LLC (“Schooner”), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2004, 2005 and 2006, Schooner paid rent to us totaling $153, $161 and $167, respectively. We lease facilities from an officer. Our aggregate rental payment for such facilities during 2004, 2005 and 2006 was $955, $978 and $1,113, respectively.

We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The estimated remaining benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $634 as of December 31, 2006.

In December 2005, IME made a $2,860 investment in a Polish joint venture in which one of our directors has an indirect 20% interest.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

12. 401(k) Plans

We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.’s 401(k) Plan. We make matching contributions based on the amount of an employee’s contribution in accordance with the plan documents. We have expensed $4,320, $6,737 and $9,997 for the years ended December 31, 2004, 2005 and 2006, respectively.

13. London Fire

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. London fire authorities recently issued a report in which it was concluded that the fire resulted from a deliberate act of arson; the report also stated that the actions of a guard employed by a third-party security service contractor resulted in the disabling of the automatic sprinkler system in the building.

We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represent less than 1% of our consolidated enterprise revenues. As of December 31, 2006, we have approximately $9,600 recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet which primarily represents the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $1,750 of property insurance proceeds received through IME’s October 31, 2006 fiscal year-end. Subsequent to IME’s October 31, 2006 fiscal year-end, IME received payment from our insurance carrier of approximately 8,600 British pounds sterling ($16,850). We expect to utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Such amount represents a portion of our business personal property, business interruption, and expense claims with our insurance carrier. We will record approximately $8,833 to other (income) expense, net in the first quarter of 2007 related to recoveries associated with our business interruption portion of our insurance claim to date. We expect to settle the remaining property portion of our insurance claim with our insurance carriers within the next twelve months and have, therefore, classified the remaining insurance receivable as a current asset. We expect to receive recoveries related to our property claim with our insurance carriers that will exceed the carrying value of such assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006
(In thousands, except share and per share data)

14. Subsequent Events

In January 2007, we completed an offering of 225,000 Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds of 219,200 Euro ($283,820),after paying the underwriters’ discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities. We recorded a charge to other (income) expense, net of $503 in the first quarter of 2007 related to the early retirement of the IMI term loans, representing the write-off of a portion of our deferred financing costs. In addition, in January, 2007 we entered into forward contracts to exchange U.S. dollars for 96,000 Euros and 194,000 CAD for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, to continue to hedge movements in CAD and Euros against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ C. RICHARD REESE
C. Richard Reese
Chairman of the Board and Chief Executive Officer

Dated:  March 1, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ C. RICHARD REESE	Chairman of the Board of Directors and Chief	March 1, 2007
C. Richard Reese	Executive Officer
/s/ BOB BRENNAN	President and Chief Operating Officer	March 1, 2007
Bob Brennan
/s/ JOHN F. KENNY, JR.	Executive Vice President, Chief Financial	March 1, 2007
John F. Kenny, Jr.	Officer and Director (Principal Financial
Officer and Principal Accounting Officer)
/s/ CLARKE H. BAILEY	Director	March 1, 2007
Clarke H. Bailey
/s/ CONSTANTIN R. BODEN	Director	March 1, 2007
Constantin R. Boden
/s/ KENT P. DAUTEN	Director	March 1, 2007
Kent P. Dauten
/s/ ARTHUR D. LITTLE	Director	March 1, 2007
Arthur D. Little
/s/ VINCENT J. RYAN	Director	March 1, 2007
Vincent J. Ryan

INDEX TO EXHIBITS

Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Exhibit numbers in parentheses refer to the exhibit numbers in the applicable filing (which are identified in the footnotes appearing at the end of this index). Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item	Exhibit
2.1	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of which have been omitted pursuant to a request for confidential treatment).	(2.1)(14)
2.2	Agreement and Plan of Merger by and between Iron Mountain Incorporated, a Pennsylvania corporation, and the Company, dated as of May 27, 2005.	(2.1)(19)
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended.	Filed herewith as Exhibit 3.1
3.2	Bylaws of the Company.	(3.2)(19)
3.3	Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees.	(4.15)(10)
3.4	Certificate of Trust of IM Capital Trust I.	(4.17)(10)
4.1	Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee.	(10.1)(4)
4.2	Supplemental Indenture, dated as of July 24, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.	(4.1)(25)
4.3	Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.1)(8)
4.4	First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.2)(8)
4.5	Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(11)
4.6	Indenture for 7 1/4% Senior Subordinated Notes due 2014, dated as of January 22, 2004, by and among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4)(23)
4.7	Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.7)(13)
4.8	First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.8)(13)
4.9	Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and The Bank of New York, as trustee.	(4.9)(15)
4.10	Third Supplemental Indenture, dated as of July 17, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.	(4.1)(24)
4.11	Fourth Supplemental Indenture, dated as of October 16, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.	(4.1)(27)
4.12	Fifth Supplemental Indenture, dated as of January 19, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.	(4.1)(28)
4.13	Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee.	Filed herewith as Exhibit 4.13
4.14	Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company.	(4.1)(6)

10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan.(#)	(10.7)(7)
10.2	2002 Amendment to Iron Mountain Incorporated Executive Deferred Compensation Plan.(#)	Filed herewith as Exhibit 10.2
10.3	First Amendment to Iron Mountain Incorporated Executive Deferred Compensation Plan.(#)	Filed herewith as Exhibit 10.3
10.4	Second Amendment to Iron Mountain Incorporated Executive Deferred Compensation Plan.(#)	Filed herewith as Exhibit 10.4
10.5	Nonqualified Stock Option Plan of Pierce Leahy Corp.(#)	(10.3)(5)
10.6	Iron Mountain Incorporated 1997 Stock Option Plan, as amended.(#)	(10.9)(7)
10.7	Iron Mountain/ATSI 1995 Stock Option Plan.(#)	(10.2)(2)
10.8	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended.(#)	(10.3)(3)
10.9	Iron Mountain Incorporated 2002 Stock Incentive Plan.(#)	(10.8)(13)
10.10	Second Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan.(#)	(10.1)(20)
10.11	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Non-Qualified Stock Option Agreement.(#)	(10.9)(17)
10.12	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement.(#)	(10.10)(17)
10.13	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	(10.11)(17)
10.14	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement.(#)	(10.12)(17)
10.15	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement.(#)	(10.13)(17)
10.16	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement.(#)	(10.14)(17)
10.17	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	(10.15)(17)
10.18	Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement.(#)	(10.16)(17)
10.19	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	(10.17)(17)
10.20	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement.(#)	(10.18)(17)
10.21	2005 Categories of Criteria under the 2003 Senior Executive Incentive Plan.(#)	(10.1)(18)
10.22	Summary Description of Compensation Plan for Executive Officers.(#)	Filed herewith as Exhibit 10.22
10.23	Iron Mountain Incorporated 2003 Senior Executive Incentive Program.(#)	(10.4)(18)
10.24	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program.	(10.2)(20)
10.25	Iron Mountain Incorporated 2006 Senior Executive Incentive Program.(#)	(10.3)(20)
10.26	Compensation Plan for Non-Employee Directors.(#)	(10.4)(20)
10.27	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company.(#)	(10.1)(1)
10.28	Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee.	(10.1)(9)
10.29	Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee.	(10.28)(11)
10.30

Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, Iron Mountain Information Management, Inc. and the Company.

(10.6)(12)
10.31	Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor.	(10.2)(9)

10.32	Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia.	(10.36)(13)
10.33	Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor.	(10.37)(13)
10.34	Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Construction Agent.	(10.3)(9)
10.35

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

(10.5)(22)
10.36

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

(10.1)(16)
10.37

First Amendment, dated as of November 9, 2004, to the Seventh Amended and Restated Credit Agreement, dated as of July 8, 2004, as amended, among the Company, Iron Mountain Canada Corporation, the several banks and other lending institutions or entities from time to time parties thereto, Bank of America, N.A. (f/k/a Fleet National Bank), as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, JPMorgan Chase Bank, Toronto Branch, as the Canadian Administrative Agent, JPMorgan Chase Bank, as Administrative Agent, and J.P. Morgan Securities Inc., as arranger and bookrunner.

(10.1)(21)
10.38

Second Amendment, dated as of October 31, 2005, to the Seventh Amended and Restated Credit Agreement, dated as of July 8, 2004, as amended, among the Company, Iron Mountain Canada Corporation, the several banks and other lending institutions or entities from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch (f/k/a JPMorgan Chase Bank, Toronto Branch), as the Canadian Administrative Agent, JPMorgan Chase Bank, N.A. (f/k/a JPMorgan Chase Bank), as Administrative Agent, and J.P. Morgan Securities Inc., as arranger and bookrunner.

(10.2)(21)
10.39

Third Amendment, dated as of August 16, 2006, to the Seventh Amended and Restated Credit Agreement, dated as of July 8, 2004, as amended, among the Company, Iron Mountain Canada Corporation, the several banks and other lending institutions or entities from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Wachovia Bank, National Association and The Bank of Nova Scotia, as Co-Documentation Agents, JPMorgan Chase Bank, Toronto Branch, as the Canadian Administrative Agent, JPMorgan Chase Bank, N.A., as Administrative Agent, and J.P. Morgan Securities Inc., as arranger and bookrunner.

(10.1)(26)
10.40

Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated as of April 26, 1999.

(10.1)(23)

10.41

Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Indenture for 8 5/8% Senior Subordinated Notes due 2013, dated as of April 3, 2001.

(10.2)(23)
10.42

Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002.

(10.3)(23)
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

          (2) Filed as an Exhibit to Iron Mountain/DE’s Current Report on Form 8-K dated March 9, 1998, filed with the Commission, File No. 0-27584.

   (3) Filed as an Exhibit to Iron Mountain/DE’s Current Report on Form 8-K dated April 16, 1999, filed with the Commission, File No. 0-27584.

          (4) Filed as an Exhibit to Iron Mountain/DE’s Current Report of Form 8-K dated May 11, 1999, filed with the Commission, File No. 0-27584.

   (5) Filed as an Exhibit Amendment No. 1 to Pierce Leahy’s Registration Statement No. 333-9963, filed with the Commission on October 4, 1996.

          (6) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 1, 2000, filed with the Commission, File No. 1-13045.

   (7) Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2000, filed with the Commission, File No. 1-13045.

          (8) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, filed with the Commission, File No. 1-13045.

          (9) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, filed with the Commission, File No. 1-13045.

    (10) Filed as an Exhibit to the Company’s Registration Statement No. 333-75068, filed with the Commission on December 13, 2001.

    (11) Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Commission, File No. 1-13045.

    (12) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Commission, File No. 1-13045.

    (13) Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, filed with the Commission, File No. 1-13045.

    (14) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2003, filed with the Commission, File No. 1-13045.

    (15) Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, filed with the Commission, File No. 1-13045.

    (16) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, filed with the Commission, File No. 1-13045.

    (17) Filed as an Exhibit to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, filed with the Commission, File No. 1-13045.

    (18) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated April 5, 2005, filed with the Commission, File No. 1-13045.

    (19) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated May 27, 2005, filed with the Commission, File No. 1-13045.

    (20) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 1, 2006, filed with the Commission, File No. 1-13045.

    (21) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated June 23, 2006, filed with the Commission, File No. 1-13045.

    (22) Filed as an Exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, filed with the Commission, File No. 1-13045.

    (23) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 11, 2006, filed with the Commission, File No. 1-13045.

    (24) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 20, 2006, filed with the Commission, File No. 1-13045.

    (25) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated July 28, 2006, filed with the Commission, File No. 1-13045.

    (26) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 29, 2006, filed with the Commission, File No. 1-13045.

    (27) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated October 17, 2006, filed with the Commission, File No. 1-13045.

    (28) Filed as an Exhibit to the Company’s Current Report on Form 8-K dated January 24, 2007, filed with the Commission, File No. 1-13045.