Form 10-Q
period 2007-03-31
IRON MOUNTAIN INC
filed 2007-05-10
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Number of shares of the registrant’s Common Stock at May 1, 2007: 199,568,124

IRON MOUNTAIN INCORPORATED

Part I.   Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2006	March 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,369	$61,481
Accounts receivable (less allowances of $15,157 and $15,106, respectively)	473,366	485,687
Deferred income taxes	60,537	34,957
Prepaid expenses and other	100,449	85,467
Total Current Assets	679,721	667,592
Property, Plant and Equipment:
Property, plant and equipment	2,965,995	3,051,944
Less—Accumulated depreciation	(950,760)	(1,004,328)
Net Property, Plant and Equipment	2,015,235	2,047,616
Other Assets, net:
Goodwill	2,165,129	2,195,256
Customer relationships and acquisition costs	282,756	294,111
Deferred financing costs	29,795	33,655
Other	36,885	31,501
Total Other Assets, net	2,514,565	2,554,523
Total Assets	$5,209,521	$5,269,731
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$63,105	$99,883
Accounts payable	148,461	132,926
Accrued expenses	266,933	267,834
Deferred revenue	160,148	165,052
Total Current Liabilities	638,647	665,695
Long-term Debt, net of current portion	2,605,711	2,592,719
Other Long-term Liabilities	72,778	101,072
Deferred Rent	53,597	54,007
Deferred Income Taxes	280,225	263,226
Commitments and Contingencies (see Note 9)
Minority Interests	5,290	5,503
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 199,109,581 shares and 199,516,894 shares, respectively)	1,991	1,995
Additional paid-in capital	1,144,101	1,152,606
Retained earnings	373,387	391,488
Accumulated other comprehensive items, net	33,794	41,420
Total Stockholders’ Equity	1,553,273	1,587,509
Total Liabilities and Stockholders’ Equity	$5,209,521	$5,269,731

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Revenues:
Storage	$319,155	$352,165
Service and storage material sales	244,502	280,347
Total Revenues	563,657	632,512
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	262,368	295,005
Selling, general and administrative	158,843	180,505
Depreciation and amortization	49,848	57,172
Loss on disposal/writedown of property, plant and equipment, net	163	37
Total Operating Expenses	471,222	532,719
Operating Income	92,435	99,793
Interest Expense, Net	46,578	50,335
Other Income, Net	(2,847)	(7,723)
Income Before Provision for Income Taxes and Minority Interest	48,704	57,181
Provision for Income Taxes	20,971	22,083
Minority Interest in Earnings of Subsidiaries, Net	460	391
Net Income	$27,273	$34,707
Net Income per Share—Basic	$0.14	$0.17
Net Income per Share—Diluted	$0.14	$0.17
Weighted Average Common Shares Outstanding—Basic	197,522	199,230
Weighted Average Common Shares Outstanding—Diluted	199,971	201,416

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended March 31,
	2006	2007
Cash Flows from Operating Activities:
Net income	$27,273	$34,707
Adjustments to reconcile net income to cash flows from operating activities:
Minority interests in earnings of subsidiaries, net	460	391
Depreciation	45,255	51,768
Amortization (includes deferred financing costs and bond discount of $1,232 and $1,511, respectively)	5,825	6,915
Stock compensation expense	2,706	2,476
Provision for deferred income taxes	14,357	2,162
Loss on early extinguishment of debt	—	1,721
Loss on disposal/writedown of property, plant and equipment, net	163	37
(Gain) Loss on foreign currency and other, net	(3,823)	2,113
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(9,721)	(4,895)
Prepaid expenses and other current assets	(6,222)	(354)
Accounts payable	(13,616)	(6,135)
Accrued expenses, deferred revenue and other current liabilities	(3,528)	8,866
Other assets and long-term liabilities	2,869	2,193
Cash Flows from Operating Activities	61,998	101,965
Cash Flows from Investing Activities:
Capital expenditures	(73,677)	(80,755)
Cash paid for acquisitions, net of cash acquired	(23,367)	(19,312)
Additions to customer relationship and acquisition costs	(2,978)	(3,267)
Investment in joint ventures	(3,098)	—
Proceeds from sales of property and equipment and other, net	(745)	7,775
Cash Flows from Investing Activities	(103,865)	(95,559)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(177,445)	(574,285)
Proceeds from debt and term loans	207,752	142,284
Net proceeds from sales of senior subordinated notes	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(1,270)	(410)
Proceeds from exercise of stock options and employee stock purchase plan	2,168	3,642
Excess tax benefits from stock-based compensation	—	2,295
Payment of debt financing costs and stock issuance costs	(15)	(508)
Cash Flows from Financing Activities	31,190	8,836
Effect of Exchange Rates on Cash and Cash Equivalents	(184)	870
(Decrease) Increase in Cash and Cash Equivalents	(10,861)	16,112
Cash and Cash Equivalents, Beginning of Period	53,413	45,369
Cash and Cash Equivalents, End of Period	$42,552	$61,481
Supplemental Data:
Cash Paid for Interest	$48,094	$45,043
Cash Paid for Income Taxes	$4,060	$6,659
Non-Cash Investing Activities:
Capital Leases	$4,289	$—
Capital Expenditures	$(21,362)	$21,666

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

The consolidated balance sheet presented as of December 31, 2006 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2006 included in our Current Report on Form 8-K dated May 10, 2007.

(2) Summary of Significant Accounting Policies

a.                 Principles of Consolidation

The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited (“IME”), one of our European subsidiaries, are consolidated for the appropriate periods based on its fiscal year ended October 31. All significant intercompany account balances have been eliminated or presented to reflect the underlying economics of the transactions.

b.                Foreign Currency Translation

Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4 % GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other (income) expense, net, on our consolidated

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

statements of operations. The total of such net gain amounted to $1,329 and $47 for the three months ended March 31, 2006 and 2007, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2006 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of March 31, 2007, no factors were identified that would alter this assessment. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2006 were as follows:  North America excluding Fulfillment, Fulfillment, U.K., Continental Europe, Worldwide Digital Business excluding Iron Mountain Intellectual Property Management, Inc. (“IPM”), IPM, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value.

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

The changes in the carrying value of goodwill attributable to each reportable operating segment for the three month period ended March 31, 2007 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2006	$1,541,825	$499,267	$124,037	$2,165,129
Deductible Goodwill acquired during the period	6,991	—	—	6,991
Nondeductible Goodwill acquired during the period	—	1,424	—	1,424
Adjustments to purchase reserves	(32)	—	—	(32)
Fair value and other adjustments(1)	170	6,549	—	6,719
Currency effects	1,619	13,406	—	15,025
Balance as of March 31, 2007	$1,550,573	$520,646	$124,037	$2,195,256

(1)          Fair value and other adjustments primarily includes an adjustment to record deferred tax liabilities associated with a previous year’s acquisition.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at March 31, 2007 are as follows:

	Gross Carrying	Accumulated	Net Carrying
`	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$348,540	$54,429	$294,111
Core Technology(1)	28,660	7,694	20,966
Non-Compete Agreements(1)	1,368	1,204	164
Deferred Financing Costs	54,932	21,277	33,655
Total	$433,500	$84,604	$348,896

(1)          Included in other assets, net in the accompanying consolidated balance sheet.

d.                Stock-Based Compensation

We adopted SFAS No. 123R, “Share-Based Payment,” effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, “Employee Stock-Based Awards”).

Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three months ended March 31, 2006 and 2007 was $2,706 ($1,658 after tax, or $0.01 per basic and diluted share) and $2,476 ($1,930 after tax, or $0.01 per basic and diluted share), respectively, for Employee Stock-Based Awards.

SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. We used the short form method to calculate the Additional Paid-in Capital (“APIC”) pool. The tax benefit of any resulting excess tax deduction should increase the APIC pool. Any resulting tax deficiency should be deducted from the APIC pool.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the three months ended March 31, 2006 and 2007 was $10.38 and $10.22 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended	Three Months Ended
Weighted Average Assumption	March 31, 2006	March 31, 2007
Expected volatility	25.4%	26.1%
Risk-free interest rate	4.42%	4.56%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

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

A summary of option activity for the three months ended March 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,067,327	$17.21
Granted	3,115,972	27.19
Exercised	(403,963)	9.03
Forfeited	(55,705)	24.53
Outstanding at March 31, 2007	10,723,631	$20.38	7.6	$61,661
Options exercisable at March 31, 2007	3,901,227	$12.83	4.7	$51,886

The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2006 and 2007 was approximately $5,205 and $7,166, respectively. The aggregate fair value of stock options vested during the three months ended March 31, 2006 and 2007 was approximately $1,820 and $1,985, respectively.

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three months ended March 31, 2006 and 2007 is a portion of the cost related to restricted stock granted in July 2005 and December 2006. We did not grant restricted stock in the first three months of 2007.

A summary of restricted stock activity for the three months ended March 31, 2007 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2006	62,348	$21.18
Granted	—	—
Vested	(9,322)	20.63
Forfeited	—	—
Non-vested at March 31, 2007	53,026	$21.28

The total fair value of shares vested for the three months ended March 31, 2006 and 2007 was $0 and $245, respectively.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP was previously 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP was changed to 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we no longer need to recognize compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in our consolidated financial statements on a prospective basis relative to offering periods after December 1, 2006. In the three months ended March 31, 2006 and 2007, there were no offering periods which ended under the ESPP and no shares were issued. The number of shares available for purchase under the ESPP at March 31, 2007 was 1,650,413.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The fair value of the ESPP offerings was estimated on the date of grant using a Black-Scholes option valuation model that uses the assumptions noted in the following table for the respective periods. Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of grant. The expected life equates to the 6-month offering period over which employees accumulate payroll deductions to purchase our common stock. Expected dividend yield was not considered in the option pricing model since we do not pay dividends and have no current plans to do so in the future.

Weighted Average Assumption	December 2005 Offering
Expected volatility	26.6%
Risk-free interest rate	4.04%
Expected dividend yield	None
Expected life of the option	6 months

The weighted average fair value for the ESPP options was $8.70 for the December 2005 offering.

As of March 31, 2007, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $57,241 and is expected to be recognized over a weighted-average period of 5.3 years.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31, 2006	March 31, 2007
Net income	$27,273	$34,707
Weighted-average shares—basic	197,522,000	199,230,000
Effect of dilutive potential stock options	2,407,130	2,161,389
Effect of dilutive potential restricted stock	41,392	24,531
Weighted-average shares—diluted	199,970,522	201,415,920
Net income per share—basic	$0.14	$0.17
Net income per share—diluted	$0.14	$0.17
Antidilutive stock options, excluded from the calculation	520,280	1,262,608

f.                   Revenue

Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials or data (generally on a per unit basis). Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Included in service and storage materials sales are related core service revenues arising from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawls from storage; (b) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

g.                 Allowance for Doubtful Accounts and Credit Memo Reserves

We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

h.                Income Taxes

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

We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $16,606 increase in the reserve related to uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, we grossed-up deferred tax assets and the reserve related to uncertain tax positions in the amount of $8,956 related to the federal tax benefit associated with certain state reserves. As of January 1, 2007, our reserve related to uncertain tax positions, which is included in other long-term liabilities, amounted to $87,340. Of this amount, approximately $36,549, if settled favorably, would reduce our recorded goodwill balance, with the remainder being recognized as a reduction of income tax expense.

We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

We have $1,083 and $2,626 accrued for the payment of interest as of January 1, 2007 and March 31, 2007, respectively.

A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
1999 to present	Canada
2001 to present	United Kingdom

The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return.

i.                   New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No.159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are in the process of evaluating the effect of SFAS No. 159 on our consolidated results of operations and financial position.

j.                    Use of Estimates

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
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(3) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended March 31,
	2006	2007
Comprehensive Income:
Net Income	$27,273	$34,707
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,782)	7,650
Market Value Adjustments for Hedging Contracts, Net of Tax	214	170
Market Value Adjustments for Securities, Net of Tax	6	(194)
Comprehensive Income	$25,711	$42,333

(4) Derivative Instruments and Hedging Activities

SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range of 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries.

We previously entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedge interest rate risk on certain amounts of our term loan. Both of these swap agreements expired in the first quarter of 2006. As a result of the foregoing, for the three months ended March 31, 2006, we recorded additional interest expense of $127, resulting from interest rate swap payments.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. Since the time we entered into the swap agreement, interest rates have fallen. As a result, the estimated cost to terminate these swaps (fair value of derivative liability) would be $632 as of March 31, 2007 included in the accompanying consolidated balance sheet. As a result of the repayment of the real estate term loans in the third quarter of 2004, we began marking to market the fair value of the derivative liability through earnings. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest income of $568 and interest expense of $64 for the three months ended March 31, 2006 and 2007, respectively.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedged interest rate risk on IME’s 100,000 British pounds sterling term loan facility. Both of these swap agreements expired in the second quarter of 2006. For the three months ended March 31, 2006, we recorded additional interest expense of $113 resulting from interest rate swap cash payments.

In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling, which will expire on March 2008 and was designated as a cash flow hedge. This swap agreement hedges interest rate risk on IME’s British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date. This swap is no longer considered an effective hedge and we now mark to market the fair value of the instrument to earnings. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative asset of $869 as of March 31, 2007. For the three months ended March 31, 2007, we recorded additional interest income of $907 resulting from interest rate swap cash settlements and changes in fair value.

In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars (“AUD”) and 20,200 in New Zealand dollars (“NZD”) to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized loss in connection with these forward contracts of $1,861 for the three months ended March 31, 2007. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three months ended March 31, 2007, we recorded an unrealized foreign exchange gain of $155 in other (income) expense, net in the accompanying statement of operations.

In January 2007, we entered into forward contracts to exchange U.S. dollars for 96,000 Euros and 194,000 Canadian dollars (“CAD”) for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

issuance of CAD denominated senior subordinated notes discussed more fully in Note 6, the CAD for Euro swap was terminated and replaced with additional U.S. for Euro swaps. The total swap outstanding as of March 31, 2007 was U.S. for 221,830 Euros to temporarily hedge our outstanding Euro denominated senior subordinated notes. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, when appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $7,385 for the three months ended March 31, 2007. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three months ended March 31, 2007, we recorded an unrealized foreign exchange loss of $151 in other (income) expense, net in the accompanying statement of operations.

(5) Acquisitions

We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2007 acquisitions was provided primarily through borrowings under our credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand.

A summary of the consideration paid and the allocation of the purchase price of all 2007 acquisitions is as follows:

Cash Paid (gross of cash acquired)	$19,149
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(1)	13,368
Liabilities Assumed(2)	(2,634)
Total Fair Value of Identifiable Net Assets Acquired	10,734
Recorded Goodwill	$8,415

(1)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements. Additionally, includes customer relationship assets of $9,120 for the three months ended March 31, 2007.

(2)          Consisted primarily of accounts payable, accrued expenses and notes payable.

Allocation of the purchase price for the 2007 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2006 and 2007 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(5) Acquisitions (Continued)

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate  facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2007 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2006	Three Months Ended March 31, 2007
Reserves, Beginning Balance	$12,698	$5,553
Reserves Established	3,642	6
Expenditures	(5,181)	(547)
Adjustments to Goodwill, including currency effect(1)	(5,606)	80
Reserves, Ending Balance	$5,553	$5,092

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At March 31, 2007, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,855), severance costs ($255), and other exit costs ($1,982). These accruals are expected to be used prior to March 31, 2008, except for lease losses of $1,918, severance contracts of $119, and other exit costs of $98, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt

Long-term debt consists of the following:

	December 31, 2006		March 31, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$170,472	$170,472	$39,676	$39,676
IMI Term Loan Facility(1)	312,000	312,000	—	—
IME Revolving Credit Facility(1)	77,819	77,819	92,202	92,202
IME Term Loan Facility(1)	189,005	189,005	194,691	194,691
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,789	72,240	71,794	72,061
8 5/8% Senior Subordinated Notes due 2013(2)(3)	448,001	461,310	447,996	459,071
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	293,865	287,988	294,375	289,223
7 3/4% Senior Subordinated Notes due 2015(2)(3)	438,594	438,802	438,365	438,802
6 5/8% Senior Subordinated Notes due 2016(2)(3)	315,553	305,600	315,676	308,000
7 1/2% CAD Senior Subordinated Notes due 2017(the “Subsidiary Notes”)(2)	—	—	151,463	151,842
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	212,500	200,000	214,000
8% Senior Subordinated Notes due 2018(2)(3)	49,663	50,000	49,670	50,000
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	39,429	39,609	336,967	348,544
Real Estate Mortgages(1)	4,081	4,081	4,032	4,032
Seller Notes(1)	8,757	8,757	8,184	8,184
Other(1)	49,788	49,788	47,511	47,511
Total Long-term Debt	2,668,816		2,692,602
Less Current Portion	(63,105)		(99,883)
Long-term Debt, Net of Current Portion	$2,605,711		$2,592,719

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2006 and March 31, 2007) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2006 and March 31, 2007.

(3)   Collectively referred to as the Parent Notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6) Long-term Debt (Continued)

In March 2004, IME and certain of its subsidiaries entered into a credit agreement (the “IME Credit Agreement”) with a syndicate of European lenders. The IME Credit Agreement provides for maximum borrowing availability in the principal amount of 200,000 British pounds sterling, including a 100,000 British pounds sterling revolving credit facility (the “IME revolving credit facility”), which includes the ability to borrow in certain other foreign currencies and a 100,000 British pounds sterling term loan (the “IME term loan facility”). The IME revolving credit facility matures on March 5, 2009. The IME term loan facility is payable in three installments; two installments of 20,000 British pounds sterling on March 5, 2007 and 2008, respectively, and the final payment of the remaining balance on March 5, 2009. The interest rate on borrowings under the IME Credit Agreement varies depending on IME’s choice of currency options and interest rate period, plus an applicable margin. The IME Credit Agreement includes various financial covenants applicable to the results of IME, which may restrict IME’s ability to incur indebtedness under the IME Credit Agreement and from third parties, as well as limit IME’s ability to pay dividends to us. Most of IME’s non-dormant subsidiaries have either guaranteed the obligations or have their shares pledged to secure IME’s obligations under the IME Credit Agreement. We have not guaranteed or otherwise provided security for the IME Credit Agreement nor have any of our U.S., Canadian, Asia Pacific, Mexican or South American subsidiaries. Our consolidated balance sheet as of March 31, 2007 included 77,000 British pounds sterling and 104,726 Euro of borrowings (totaling $286,893) under the IME Credit Agreement. The remaining availability, based on IME’s current leverage ratio which is calculated based on current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and current external debt, under the IME revolving credit facility on January 31, 2007, was approximately 63,900 British pounds sterling ($125,300). The interest rates in effect under the IME revolving credit facility ranged from 4.9% to 6.5% as of January 31, 2007. For the three months ended March 31, 2006 and 2007, we recorded commitment fees of $137 and $168, respectively, based on 0.6% of unused balances under the IME revolving credit facility.

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
(Unaudited)

(6) Long-term Debt (Continued)

IMI Credit Agreement. As of March 31, 2007, we had $39,676 of borrowings under our IMI revolving credit facility, of which $21,500 was denominated in U.S. dollars and the remaining balance was denominated in CAD 21,000; we also had various outstanding letters of credit totaling $32,317. The remaining availability, based on Iron Mountain’s current leverage ratio which is calculated based on current EBITDA and current external debt, under the IMI revolving credit facility on March 31, 2007, was $164,700. The interest rate in effect under the IMI revolving credit facility and IMI term loan facility ranged from 6.8% to 9.0% and 7.0% to 7.1%, respectively, as of March 31, 2007. For the three months ended March 31, 2006 and 2007, we recorded commitment fees of $126 and $282, respectively, based on 0.4% of unused balances under the IMI revolving credit facility.

In January 2007, we completed an underwritten public offering of 225,000 Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219,200 Euro ($289,058), after paying the underwriters’ discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities.

In March 2007, our Canadian subsidiary, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Iron Mountain Canada Corporation (“Canada Company”) was the continuing company,, issued, in a private placement, 175,000 CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par. The net proceeds of $146,760, after sales commissions, were used to repay outstanding indebtedness under the IMI term loan facility. Iron Mountain Incorporated and certain of its domestic U.S. subsidiaries fully and unconditionally guarantee Canada Company’s obligations under the Subsidiary Notes on a senior subordinated basis.

We recorded a charge to other (income) expense, net of $1,721 in the first quarter of 2007 related to the early retirement of the IMI term loans, representing the write-off of a portion of our deferred financing costs.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of March 31, 2007.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors

The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2006 and March 31, 2007 and for the three months ended March 31, 2006 and 2007.

The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the “Guarantors.” These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

Additionally, the Parent guarantees the Subsidiary Notes. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the “Non-Guarantors.”

	December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$16,354	$762	$28,253	$—	$45,369
Accounts Receivable	—	320,084	27,487	125,795	—	473,366
Intercompany Receivable	867,764	—	—	—	(867,764)	—
Other Current Assets	48	104,118	3,125	54,153	(458)	160,986
Total Current Assets	867,812	440,556	31,374	208,201	(868,222)	679,721
Property, Plant and Equipment, Net	—	1,362,891	149,653	502,691	—	2,015,235
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,795,790	10,962	—	—	(1,806,752)	—
Investment in Subsidiaries	1,095,821	797,014	—	—	(1,892,835)	—
Goodwill, Net	—	1,474,120	173,247	517,762	—	2,165,129
Other	26,451	142,382	9,233	172,406	(1,036)	349,436
Total Other Assets, Net	2,918,062	2,424,478	182,480	690,168	(3,700,623)	2,514,565
Total Assets	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$642,376	$111,226	$114,162	$(867,764)	$—
Current Portion of Long-term Debt	4,260	6,458	415	51,972	—	63,105
Total Other Current Liabilities	53,980	366,192	31,358	124,470	(458)	575,542
Long-term Debt, Net of Current Portion	2,169,508	17,115	166,917	252,171	—	2,605,711
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,795,790	—	9,962	(1,806,752)	—
Other Long-term Liabilities	3,853	323,986	23,264	56,533	(1,036)	406,600
Commitments and Contingencies
Minority Interests	—	—	—	5,290	—	5,290
Stockholders’ Equity	1,553,273	1,076,008	30,327	786,500	(1,892,835)	1,553,273
Total Liabilities and Stockholders’Equity	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors (Continued)

	March 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$12,167	$515	$48,799	$—	$61,481
Accounts Receivable	—	316,848	27,408	141,431	—	485,687
Intercompany Receivable	867,405	—	—	—	(867,405)	—
Other Current Assets	52	89,414	3,138	37,716	(9,896)	120,424
Total Current Assets	867,457	418,429	31,061	227,946	(877,301)	667,592
Property, Plant and Equipment, Net	—	1,372,837	148,837	525,942	—	2,047,616
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,836,760	1,000	—	—	(1,837,760)	—
Investment in Subsidiaries	1,095,544	797,533	—	—	(1,893,077)	—
Goodwill, Net	—	1,481,339	174,644	539,273	—	2,195,256
Other	28,478	146,990	11,230	173,041	(472)	359,267
Total Other Assets, Net	2,960,782	2,426,862	185,874	712,314	(3,731,309)	2,554,523
Total Assets	$3,828,239	$4,218,128	$365,772	$1,466,202	$(4,608,610)	$5,269,731
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$605,446	$104,869	$157,090	$(867,405)	$—
Current Portion of Long-term Debt	763	5,683	427	93,010	—	99,883
Total Other Current Liabilities	58,740	347,358	32,270	137,340	(9,896)	565,812
Long-term Debt, Net of Current Portion	2,176,374	15,243	169,978	231,124	—	2,592,719
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,836,760	—	—	(1,837,760)	—
Other Long-term Liabilities	3,853	331,111	23,613	60,200	(472)	418,305
Commitments and Contingencies
Minority Interests	—	—	—	5,503	—	5,503
Stockholders’ Equity	1,587,509	1,076,527	34,615	781,935	(1,893,077)	1,587,509
Total Liabilities and Stockholders’Equity	$3,828,239	$4,218,128	$365,772	$1,466,202	$(4,608,610)	$5,269,731

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$232,248	$17,109	$69,798	$—	$319,155
Service and Storage Material Sales	—	169,618	18,872	56,012	—	244,502
Total Revenues	—	401,866	35,981	125,810	—	563,657
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	180,228	19,360	62,780	—	262,368
Selling, General and Administrative	(152)	121,100	5,797	32,098	—	158,843
Depreciation and Amortization	20	35,311	1,936	12,581	—	49,848
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(33)	(17)	213	—	163
Total Operating Expenses	(132)	336,606	27,076	107,672	—	471,222
Operating Income	132	65,260	8,905	18,138	—	92,435
Interest Expense (Income), Net	40,533	(9,402)	2,807	12,640	—	46,578
Other Expense (Income), Net	708	(1,257)	—	(2,298)	—	(2,847)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(41,109)	75,919	6,098	7,796	—	48,704
Provision for Income Taxes	—	16,137	2,296	2,538	—	20,971
Equity in the Earnings of Subsidiaries, Net of Tax	(68,382)	(7,932)	—	—	76, 314	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	(106)	566	—	460
Net Income	$27,273	$67,714	$3,908	$4,692	$(76,314)	$27,273

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$254,130	$18,560	$79,475	$—	$352,165
Service and Storage Material Sales	—	187,518	19,566	73,263	—	280,347
Total Revenues	—	441,648	38,126	152,738	—	632,512
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	194,604	20,504	79,897	—	295,005
Selling, General and Administrative	(41)	130,035	7,102	43,409	—	180,505
Depreciation and Amortization	21	38,700	2,514	15,937	—	57,172
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	21	(5)	21	—	37
Total Operating Expenses	(20)	363,360	30,115	139,264	—	532,719
Operating Income	20	78,288	8,011	13,474	—	99,793
Interest Expense (Income), Net	45,481	(1,370)	2,215	4,009	—	50,335
Other Expense (Income), Net	8,788	(6,491)	4	(10,024)	—	(7,723)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(54,249)	86,149	5,792	19,489	—	57,181
Provision for Income Taxes	—	16,961	2,167	2,955	—	22,083
Equity in the Earnings of Subsidiaries, Net of Tax	(88,956)	(18,854)	—	—	107,810	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	(348)	739	—	391
Net Income	$34,707	$88,042	$3,973	$15,795	$(107,810)	$34,707

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(38,834)	$86,120	$8,887	$5,825	$—	$61,998
Cash Flows from Investing Activities:
Capital expenditures	—	(54,209)	(4,739)	(14,729)	—	(73,677)
Cash paid for acquisitions, net of cash acquired	—	(9,546)	—	(13,821)	—	(23,367)
Intercompany loans to subsidiaries	22,297	11,329	—	—	(33,626)	—
Additions to customer relationship and acquisition costs	—	(2,288)	(97)	(593)	—	(2,978)
Investment in joint ventures	—	—	—	(3,098)	—	(3,098)
Proceeds from sales of property and equipment and other, net	—	(608)	—	(137)	—	(745)
Cash Flows from Investing Activities	22,297	(55,322)	(4,836)	(32,378)	(33,626)	(103,865)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(167,389)	(3,413)	(4,734)	(1,909)	—	(177,445)
Proceeds from debt and term loans	181,773	—	17,216	8,763	—	207,752
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(1,270)	—	(1,270)
Intercompany loans from parent	—	(23,428)	(17,619)	7,421	33,626	—
Proceeds from exercise of stock options and employee stock purchase plan	2,168	—	—	—	—	2,168
Payment of debt financing and stock issuance costs	(15)	—	—	—	—	(15)
Cash Flows from Financing Activities	16,537	(26,841)	(5,137)	13,005	33,626	31,190
Effect of exchange rates on cash and cash equivalents	—	—	48	(232)	—	(184)
Increase (Decrease) in cash and cash equivalents	—	3,957	(1,038)	(13,780)	—	(10,861)
Cash and cash equivalents, beginning of period	—	10,658	2,517	40,238	—	53,413
Cash and cash equivalents, end of period	$—	$14,615	$1,479	$26,458	$—	$42,552

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7) Selected Financial Information of Parent, Canada Company, Guarantors and Non-Guarantors (Continued)

	Three Months Ended March 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:	$(41,848)	$113,884	7,297	$22,632	$—	$101,965
Cash Flows from Investing Activities:
Capital expenditures	—	(58,567)	(206)	(21,982)	—	(80,755)
Cash paid for acquisitions, net of cash acquired	—	(14,466)	—	(4,846)	—	(19,312)
Intercompany loans to subsidiaries	41,943	28	—	—	(41,971)	—
Additions to customer relationship and acquisition costs	—	(20)	(97)	(3,150)	—	(3,267)
Proceeds from sales of property and equipment and other, net	—	55	—	7,720	—	7,775
Cash Flows from Investing Activities	41,943	(72,970)	(303)	(22,258)	(41,971)	(95,559)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(403,582)	(2,674)	(165,524)	(2,505)	—	(574,285)
Proceeds from debt and term loans	109,000	—	18,194	15,090	—	142,284
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(410)	—	(410)
Intercompany loans from parent	—	(42,427)	(6,602)	7,058	41,971	—
Proceeds from exercise of stock options and employee stock purchase plan	3,642	—	—	—	—	3,642
Excess tax benefits from stock-based compensation	2,295	—	—	—	—	2,295
Payment of debt financing and stock issuance costs	(508)	—	—	—	—	(508)
Cash Flows from Financing Activities	(95)	(45,101)	(7,172)	19,233	41,971	8,836
Effect of exchange rates on cash and cash equivalents	—	—	(69)	939	—	870
(Decrease) Increase in cash and cash equivalents	—	(4,187)	(247)	20,546	—	16,112
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369
Cash and cash equivalents, end of period	$—	$12,167	$515	$48,799	$—	$61,481

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended March 31, 2006
Total Revenues	$409,901	$122,971	$30,785	$563,657
Depreciation and Amortization	30,528	12,351	6,969	49,848
Contribution(1)	115,084	29,108	(1,746)	142,446
Total Assets	3,403,131	1,160,453	233,773	4,797,357
Expenditures for Segment Assets(2)	66,546	29,221	4,255	100,022
Three Months Ended March 31, 2007
Total Revenues	$444,998	149,492	38,022	632,512
Depreciation and Amortization	35,182	15,681	6,309	57,172
Contribution	124,219	27,239	5,544	157,002
Total Assets	3,611,167	1,428,024	230,540	5,269,731
Expenditures for Segment Assets(2)	65,905	33,168	4,261	103,334

(1)          Includes product management and marketing costs of $1,100, previously reported in North American Physical Business, which are now reported in Worldwide Digital Business.

(2)          Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

The accounting policies of the reportable segments are the same as those described in Note 2 except that certain corporate and centrally controlled costs are allocated primarily to our North American Physical Business and Worldwide Digital Business segments. These allocations, which include human resources, information technology, finance, rent, real estate property taxes, medical costs, incentive compensation, stock option expense, worker’s compensation, 401(k) match contributions and property, general liability, auto and other insurance, are based on rates and methodologies established at the beginning of each year. Included in the corporate costs allocated to our North American Physical Business segment are certain costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Management has decided to allocate these costs to the North American Physical Business segment as further allocation is impracticable.

Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation and amortization) and selling, general and administrative expenses (including the costs allocated to each

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8) Segment Information (Continued)

segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended March 31,
	2006	2007
Contribution	$142,446	$157,002
Less: Depreciation and Amortization	49,848	57,172
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	163	37
Interest Expense, Net	46,578	50,335
Other Income, Net	(2,847)	(7,723)
Income before Provision for Income Taxes and Minority Interest	$48,704	$57,181

(9) Commitments and Contingencies

a.   Leases

We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2006. See our Current Report on Form 8-K dated May 10, 2007 for amounts outstanding at December 31, 2006.

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

c.   London Fire

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. London fire authorities have issued a report in which it was concluded that the fire resulted from a deliberate act of arson; the report also stated that the actions of a guard employed by a third-party security service contractor resulted in the disabling of the automatic sprinkler system in the building. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer for an appropriate response.

We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(9) Commitments and Contingencies (Continued)

facility represented less than 1% of our consolidated enterprise revenues. As of March 31, 2007, we had approximately $2,749 recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet. This represents primarily the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $9,695 of property insurance proceeds received through IME’s first quarter of 2007. We recorded approximately $8,833 to other (income) expense, net in the first quarter of 2007 related to recoveries associated with partial settlement of our business interruption portion of our insurance claim to date. Subsequent to IME’s first quarter of 2007, IME received an additional payment from our insurance carrier of approximately 2,490 British pounds sterling ($4,887). This amount represents an additional payment of a portion of our business personal property, business interruption, and expense claims with our insurance carrier. We expect to settle the remaining property portion of our insurance claim with our insurance carriers within the next twelve months and have, therefore, classified the remaining insurance receivable as a current asset. We expect to receive recoveries related to our property claim with our insurance carriers that will exceed the carrying value of such assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. We expect to utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

(10) Subsequent Events

On April 16, 2007, we entered into a new credit agreement (the “New Credit Agreement”) to replace both the IMI Credit Agreement of $750,000 and the IME Credit Agreement of 200,000 British pounds sterling. The New Credit Agreement provides for borrowings in an aggregate principal amount of up to $900,000, including revolving credit facilities in an aggregate amount of $600,000 (including Canadian dollar and multi-currency revolving credit facilities) (the “new revolving credit facilities”), and a $300,000 term loan facility (the “new term loan facility”). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement to up to $1,200,000. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facilities terminate on April 16, 2012, at which point all revolving credit loans under such facilities are due. With respect to the new term loan facility, quarterly loan payments of $750 begin in the third quarter of 2007 and will continue through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. Iron Mountain Incorporated guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of Iron Mountain

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(10) Subsequent Events (Continued)

Incorporated and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We will record a charge to other income (expense), net of approximately $4,000 in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs.

Subsequent to the first quarter of 2007, we completed the acquisition of ArchivesOne, Inc. (“ArchivesOne”), a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was approximately $202,000. We funded this acquisition with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2007 should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2007, included herein, and for the year ended December 31, 2006, included in our Current Report on Form 8-K dated May 10, 2007.

FORWARD-LOOKING STATEMENTS

We have made statements in this Quarterly Report on Form 10-Q that constitute “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as “believes,” “expects,” “anticipates,” “estimates” or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) the cost to comply with current and future legislation or regulation relating to privacy issues; (5) the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers’ confidential information; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost and availability of financing for contemplated growth; (8) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (10) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the “SEC”).

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principles. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”), such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended
	March 31,
	2006	2007
OIBDA	$142,283	$156,965
Less: Depreciation and Amortization	49,848	57,172
Operating Income	92,435	99,793
Less: Interest Expense, Net	46,578	50,335
Other Income, Net	(2,847)	(7,723)
Provision for Income Taxes	20,971	22,083
Minority Interest	460	391
Net Income	$27,273	$34,707

Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used, including those related to accounting for acquisitions, allowance for doubtful accounts and credit memos, impairment of tangible and intangible assets, income taxes, stock-based compensation and self-insured liabilities. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

•       Accounting for Acquisitions

•       Allowance for Doubtful Accounts and Credit Memos

•       Impairment of Tangible and Intangible Assets

•       Accounting for Internal Use Software

•       Income Taxes

•       Stock-Based Compensation

•       Self-Insured Liabilities

Further detail regarding our critical accounting policies can be found in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007 and the consolidated financial statements and the notes included in our Current Report on Form 8-K for the year ended December 31, 2006 as filed with the SEC on May 10, 2007. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2006.

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2007 within each section.

Results of Operations

Comparison of Three Months Ended March 31, 2007 to Three Months Ended March 31, 2006 (in thousands):

	Three Months Ended
	March 31,		Dollar	Percent
	2006	2007	Change	Change
Revenues	$563,657	$632,512	$68,855	12.2%
Operating Expenses	471,222	532,719	61,497	13.1%
Operating Income	92,435	99,793	7,358	8.0%
Other Expenses, Net	65,162	65,086	(76)	(0.1)%
Net Income	$27,273	$34,707	$7,434	27.3%
OIBDA(1)	$142,283	$156,965	$14,682	10.3%
OIBDA Margin(1)	25.2%	24.8%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $33.0 million, or 10.3%, to $352.2 million for the three months ended March 31, 2007 from $319.2 million for the three months ended March 31, 2006. The increase is primarily attributable to internal revenue growth (9%), resulting from net increases in records and other media stored by existing customers, sales to new customers and the net result of pricing actions, and foreign currency exchange rate fluctuations (2%).

Consolidated service and storage material sales revenues increased $35.8 million, or 14.7%, to $280.3 million for the three months ended March 31, 2007 from $244.5 million for the three months ended March 31, 2006. The increase is attributable to internal revenue growth (10%) resulting from net increases in service and storage material sales to existing customers, sales to new customers, acquisitions (3%), and foreign currency exchange rate fluctuations (2%).

For the reasons stated above, our consolidated revenues increased $68.9 million, or 12.2%, to $632.5 million for the three months ended March 31, 2007 from $563.7 million for the three months ended

March 31, 2006. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 10%, and 9% for the three months ended March 31, 2006 and 2007, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2005			2006				2007
	Second	Third	Fourth	First	Second	Third	Fourth	First
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Storage Revenue	9%	9%	10%	10%	11%	11%	10%	9%
Service and Storage Material Sales Revenue	6%	12%	9%	8%	8%	3%	10%	10%
Total Revenue	8%	10%	9%	10%	9%	7%	10%	9%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in our London, England facility. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 9% to 10% to a range of 9% to 11%. In our North American Physical Business, net carton volume growth remained stable and we benefited from a positive pricing environment. Strong growth rates in Latin America, Asia Pacific, and in our digital services business more than offset the impact of reduced growth rates in Europe in 2005 resulting from the inclusion of the slower growing Hays plc business in our base revenues for internal growth calculation purposes. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer, such as large special projects or data products and carton sales, as well as the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs. As a commodity, recycled paper prices are subject to the volatility of that market.

The internal growth rate for service and storage material sales revenues reflects the following: (1) a large data restoration project completed by our digital services business in the third quarter of 2005; (2) improved growth rates in our data protection and fulfillment businesses; (3) continued growth in our secure shredding operations; and (4) growth in North American storage-related service revenues, primarily increased special projects and higher paper prices.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

							Percent
	Three Months Ended				% of Consolidated		Change
	March 31,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
Labor	$125,707	$140,917	$15,210	12.1%	22.3%	22.3%	0.0%
Facilities	80,436	91,861	11,425	14.2%	14.3%	14.5%	0.2%
Transportation	26,528	29,937	3,409	12.9%	4.7%	4.7%	0.0%
Product Cost of Sales	13,013	13,983	970	7.5%	2.3%	2.2%	(0.1)%
Other	16,684	18,307	1,623	9.7%	3.0%	2.9%	(0.1)%
	$262,368	$295,005	$32,637	12.4%	46.5%	46.6%	0.1%

Labor

For the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, labor expense remained flat as a percentage of consolidated revenues, mainly as a result of our recent shredding and document management solutions acquisitions in Europe which have a higher service revenue component and are therefore more labor intensive, offset by Asia Pacific labor decreasing as a percentage of revenue as that business begins to scale.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 14.5% as of March 31, 2007 from 14.3% as of March 31, 2006. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities, maintenance, insurance and security costs. Rent expense was flat as a percentage of consolidated revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The largest component of our facilities cost is rent expense, which increased in dollar terms by $4.6 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Given current property insurance market conditions, especially in relation to catastrophe exposures of earthquake, flood and wind, we expect our insurance costs associated with our real estate portfolio to rise in 2007 when compared to 2006.

Transportation

Our transportation expenses, which remained unchanged as a percentage of consolidated revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance. Higher fuel costs and vehicle leasing expenses during the three months ended March 31, 2007 compared to the three months ended March 31, 2006, were offset by a decrease in the use of subcontracted couriers.

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams. Total product and other cost of sales for the three months ended March 31, 2007 were slightly higher in dollar terms compared to the three months ended March 31, 2006 due to increased revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

							Percent
	Three Months Ended				% of Consolidated		Change
	March 31,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
General and Administrative	$79,130	$90,753	$11,623	14.7%	14.0%	14.3%	0.3%
Sales, Marketing & Account Management	51,593	58,420	6,827	13.2%	9.2%	9.2%	0.0%
Information Technology	27,721	30,936	3,215	11.6%	4.9%	4.9%	0.0%
Bad Debt Expense	399	396	(3)	(0.8)%	0.1%	0.1%	0.0%
	$158,843	$180,505	$21,662	13.6%	28.2%	28.5%	0.3%

General and Administrative

The increase in general and administrative expenses as a percentage of consolidated revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 is mainly attributable to increased incentive compensation expense and start-up costs related to certain international joint ventures.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Compensation and commissions are the most significant components of sales, marketing and account management expenses. While our sales force headcount increased during 2006 at a slower rate than revenue growth, the shift to higher-end resources drove an increase in the level of spending due to higher costs per sales person and the additional support required. Additionally, changes to commission-based compensation plans resulted in lower costs for the quarter ended March 31, 2007 compared to the quarter ended March 31, 2006.

Information Technology

Information technology expenses remained unchanged as a percentage of consolidated revenues for the three months ended March 31, 2007 compared to the three months ended March 31, 2006. The dollar increase in information technology expenses is due to compensation expense and communication costs which are commensurate with our increase in revenues.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased $7.3 million to $57.2 million (9.0% of consolidated revenues) for the three months ended March 31, 2007 from $49.8 million (8.8% of consolidated revenues) for the three months ended March 31, 2006. Depreciation expense increased $6.5 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, as well as accelerated depreciation on buildings we have chosen to exit. Amortization expense increased $0.8 million for the three months ended March 31, 2007 compared to the three months ended March 31, 2006, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the later part of 2006 and early 2007.

OPERATING INCOME

As a result of all the foregoing factors, consolidated operating income increased $7.4 million, or 8.0%, to $99.8 million (15.8% of consolidated revenues) for the three months ended March 31, 2007 from $92.4 million (16.4% of consolidated revenues) for the three months ended March 31, 2006.

OIBDA

As a result of all the foregoing factors, consolidated OIBDA increased $14.7 million, or 10.3%, to $157.0 million (24.8% of consolidated revenues) for the three months ended March 31, 2007 from $142.3 million (25.2% of consolidated revenues) for the three months ended March 31, 2006.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $3.8 million to $50.3 million (8.0% of consolidated revenues) for the three months ended March 31, 2007 from $46.6 million (8.3% of consolidated revenues) for the three months ended March 31, 2006 primarily due to increased borrowings to fund our 2006 and 2007 acquisitions, as well as an increase in our weighted average interest rate to 7.6% as of March 31, 2007 from 7.3% as of March 31, 2006.

Other Income, Net (in thousands)

	Three Months
	Ended
	March 31,
	2006	2007	Change
Foreign currency transaction gains	$(1,329)	$(47)	$1,282
Other, net	(1,518)	(7,676)	(6,158)
	$(2,847)	$(7,723)	$(4,876)

Foreign currency gains of $0.1 million based on period-end exchange rates were recorded in the three months ended March 31, 2007, primarily due to the strengthening of the Canadian dollar, offset by the weakening of the Euro dollar against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

Foreign currency gains of $1.3 million based on period-end exchange rates were recorded in the three months ended March 31, 2006, primarily due to the strengthening of the British pound sterling and Euro and the weakening of the Australian dollar against the U.S. dollar compared to December 31, 2005, as these currencies relate to our intercompany balances with and between our Australian, U.K., and European subsidiaries, borrowings denominated in foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

Other, net increased in the three months ended March 31, 2007 as a result of business interruption insurance proceeds of $8.9 million pertaining to the fire in our London, England facility, offset by a $1.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. term loans.

Provision for Income Taxes

Our effective tax rates for the three months ended March 31, 2006 and 2007 were 43.1%, and 38.6%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The decrease in our effective tax rate from 2006 to 2007 is a result of an increase in the proportion of our taxable income from foreign jurisdictions which have lower tax rates. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.5 million (0.1% of consolidated revenues) and $0.4 million (0.1% of consolidated revenues) for the three months ended March 31, 2006 and 2007, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of all the foregoing factors, for the three months ended March 31, 2007 consolidated net income was $34.7 million (5.5% of consolidated revenues) compared to consolidated net income of $27.3 million (4.8% of consolidated revenues) for the three months ended March 31, 2006.

Segment Analysis (in thousands)

The results of our various operating segments are discussed below. Our reportable segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 8 of Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers (“Hard Copy”); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations (“Data Protection”); secure shredding services (“Shredding”); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers’ sites based on current and prospective customer orders, which we refer to as the “Fulfillment” business. Our International Physical Business segment offers information protection and storage services throughout Europe, South America, Mexico and Asia Pacific, including Hard Copy, Data Protection and Shredding. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code.

North American Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	March 31, 2006	March 31, 2007	Increase in Revenues	Increase in Revenues	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Three Months Ended	$409,901	$444,998	$35,097	8.6%	$115,084	$124,219	28.1%	27.9%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2006	March 31, 2007
Three Months Ended	$30,528	$35,182

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three months ended March 31, 2007, revenue in our North American Physical Business segment increased 8.6%, primarily due to stable storage internal growth rates, continued strength in special projects and our fulfillment business, higher paper prices, and acquisitions. In addition, unfavorable currency fluctuations during the three months ending March 31, 2007 in Canada resulted in decreased revenue, as measured in U.S. dollars, of 0.1% when compared to the three months ending March 31, 2006. Contribution as a percent of segment revenue decreased in the three months ended March 31, 2007 due mainly to (a) higher real estate costs associated with moving out of substandard facilities obtained through acquisitions, (b) increased costs associated with facilities, primarily utilities, maintenance and insurance and (c) increased investment in sales, marketing and account management, primarily related to a shift in hiring more experienced personnel at a higher cost offset by lower commissions-based compensation.

Included in our North American Physical Business segment are certain costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Management has decided to allocate these costs to the North American Physical Business segment as further allocation is impracticable.

International Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	March 31, 2006	March 31, 2007	Increase in Revenues	Increase in Revenues	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Three Months Ended	$122,971	$149,492	$26,521	21.6%	$29,108	$27,239	23.7%	18.2%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2006	March 31, 2007
Three Months Ended	$12,351	$15,681

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 21.6% during the three months ended March 31, 2007, primarily due to acquisitions in Europe and Latin America, as well as strong internal growth in South America. Further, favorable currency fluctuations during the three months ended March 31, 2007, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of 9.5% compared to the three months ended March 31, 2006. Contribution as a percent of segment revenue decreased primarily due to the acquisition of lower-margin shredding and document management solutions businesses in Europe and Latin America. In addition, the impact of start-up costs in certain international joint ventures and the loss of gross margin associated with the July, 2006 fire in our London facility have further decreased contribution as a percentage of revenue.

Worldwide Digital Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	March 31, 2006	March 31, 2007	Increase in Revenues	Increase in Revenues	March 31, 2006	March 31, 2007	March 31, 2006	March 31, 2007
Three Months Ended	$30,785	$38,022	$7,237	23.5%	$(1,746)	$5,544	(5.7)%	14.6%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	March 31, 2006	March 31, 2007
Three Months Ended	$6,969	$6,309

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the three months ended March 31, 2007, revenue in our Worldwide Digital Business segment increased 23.5%, due almost entirely to strong internal growth. This is primarily attributable to growth in digital storage revenue from our online backup service offerings for both personal computer and server data, and growth in storage of Erecords. Contribution as a percent of segment revenue increased due to higher absorption of fixed costs as a result of increased recurring revenue and the full benefit of the integration of the LiveVault Corporation acquisition completed in the fourth quarter of 2006.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the three months ended March 31, 2006 and 2007 (in thousands):

	2006	2007
Cash flows provided by operating activities	$61,998	$101,965
Cash flows used in investing activities	(103,865)	(95,559)
Cash flows provided by financing activities	31,190	8,836
Cash and cash equivalents at the end of period	42,552	61,481

Net cash provided by operating activities was $102.0 million for the three months ended March 31, 2007, compared to $62.0 million for the three months ended March 31, 2006. The increase resulted primarily from an increase in operating income and non-cash items, such as depreciation and foreign currency gains and losses and the net change in operating assets and liabilities, exclusive of acquisitions.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the three months ended March 31, 2007 amounted to $84.0 million. For the three months ended March 31, 2007, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities. We received $8.0 million in proceeds from our insurance carrier related to the fire in our London, England facility associated with our property claim. Excluding acquisitions, we expect our capital expenditures to be between $395 million and $425 million in the year ending December 31, 2007. Included in our estimated capital expenditures for 2007 is $50 million to $60 million of opportunity-driven real estate purchases.

In the three months ended March 31, 2007, we paid net cash consideration of $19.3 million for acquisitions, primarily related to a number of small acquisitions in the U.S. in the records management and shredding businesses and an acquisition in Germany. Cash flows provided from operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

Net cash provided by financing activities was $8.8 million for the three months ended March 31, 2007. During the three months ended March 31, 2007, we had gross borrowings under our revolving credit and term loan facilities of $142.3 million, $435.8 million of proceeds from the sale of senior subordinated notes, $3.6 million of proceeds from the exercise of stock options and $2.3 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay debt and term loans ($574.3 million), repay debt financing from minority stockholders, net ($0.4 million) and deferred financing costs of ($0.5 million).

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2007 was comprised of the following (in thousands):

IMI Revolving Credit Facility(1)	$39,676
IME Revolving Credit Facility(2)	92,202
IME Term Loan Facility(2)	194,691
8 1/4% Senior Subordinated Notes due 2011(3)	71,794
8 5/8% Senior Subordinated Notes due 2013(3)	447,996
7 1/4% GBP Senior Subordinated Notes due 2014(3)	294,375
7 3/4% Senior Subordinated Notes due 2015(3)	438,365
6 5/8% Senior Subordinated Notes due 2016(3)	315,676
7 1/2% CAD Senior Subordinated Notes due 2017(the “Subsidiary Notes”)(4)	151,463
8 3/4% Senior Subordinated Notes due 2018(3)	200,000
8% Senior Subordinated Notes due 2018(3)	49,670
6 3/4% Euro Senior Subordinated Notes due 2018(3)	336,967
Real Estate Mortgages	4,032
Seller Notes	8,184
Other	47,511
Total Long-term Debt	2,692,602
Less Current Portion	(99,883)
Long-term Debt, Net of Current Portion	$2,592,719

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

(3)          Collectively referred to as the Parent Notes. Iron Mountain Incorporated is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its  direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation (“Canada Company”) and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)          Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain Incorporated and the Guarantors. These guarantees are joint and several obligations of Iron Mountain Incorporated and the Guarantors.

Our revolving credit and term loan facilities, as well as our indentures use EBITDA-based calculations as primary measures of financial performance, including leverage ratios. Iron Mountain Incorporated’s revolving credit and term leverage ratio was 4.4 and 4.3 as of December 31, 2006 and March 31, 2007, respectively, compared to a maximum allowable ratio of 4.75. Similarly, our bond leverage ratio, per the indentures, was 4.6 and 4.8 as of December 31, 2006 and March 31, 2007, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

Our consolidated balance sheet as of March 31, 2007 includes 77.0 million British pounds sterling and 104.7 million Euro of borrowing (totaling $286.9 million) under the IME Credit Agreement. The remaining availability, based on IME’s current leverage ratio which is calculated based on current earnings before interest, taxes, depreciation and amortization (“EBITDA”) and current external debt, under the IME revolving credit facility on January 31, 2007, was approximately 63.9 million British pounds sterling ($125.3 million). The interest rates in effect under the IME revolving credit facility ranged from 4.9% to 6.5% as of January 31, 2007.

As of March 31, 2007, we had $39.7 million of borrowings under the IMI revolving credit facility, of which $21.5 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 21.0 million); we also had various outstanding letters of credit totaling $32.3 million. The remaining availability, based on Iron Mountain Incorporated’s current leverage ratio which is calculated based on current EBITDA and current external debt, under the IMI revolving credit facility, on March 31, 2007, was $164.7 million. The interest rate in effect under the IMI revolving credit facility and IMI tern loan facility ranged from 6.8% to 9.0% and 7.0% to 7.1%, respectively, as of March 31, 2007.

The IME Credit Agreement, IMI Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the IME Credit Agreement, IMI Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of March 31, 2007.

In January 2007, we completed an underwritten public offering of 225 million Euro in aggregate principal amount of our 6¾% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219.2 million Euro ($289.1 million), after paying the underwriters’ discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities.

In March 2007, our Canadian subsidiary, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Canada Company was the continuing company, issued, in a private placement, 175.0 million CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par. The net proceeds of $146.8 million, after sales commissions, were used to repay outstanding indebtedness under the IMI term loan facility. Iron Mountain Incorporated and the Guarantors fully and unconditionally guarantee Canada Company’s obligations under the Subsidiary Notes on a senior subordinated basis.

We recorded a charge to other (income) expense, net of $1.7 million in the first quarter of 2007 related to the early retirement of IMI term loans, representing the write-off of a portion of our deferred financing costs.

On April 16, 2007, we entered into a new credit agreement (the “New Credit Agreement”) to replace both the IMI revolving credit and term loan facilities of $750 million and the IME revolving credit and term loan facilities of 200 million British pounds sterling. The New Credit Agreement provides for borrowings in an aggregate principal amount of up to $900 million, including revolving credit facilities in an aggregate amount of $600 million (including Canadian dollar and multi-currency revolving credit facilities) (the “new revolving credit facilities”), and a $300 million term loan facility (the “new term loan facility”). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement to up to $1,200 million. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facilities terminate on April 16, 2012, at which point all revolving credit loans under such facilities are due. With respect to the new term loan facility, quarterly loan payments of $0.8 million begin in the third quarter of 2007 and will continue through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. Iron Mountain Incorporated guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of Iron Mountain Incorporated and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We will record a charge to other income (expense), net of approximately $4.0 million in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs.

Subsequent to the first quarter of 2007, we completed the acquisition of ArchivesOne, Inc. (“ArchivesOne”), a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was approximately $202 million. We funded this acquisition with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents and marketable securities, borrowings under the New Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Note 6 to Notes to Consolidated Financial Statements.

Net Operating Loss Carryforwards

We have federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $130.5 million at March 31, 2007 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $18.2 million (net of federal tax benefit), which begins to expire in 2007 through 2024, subject to a valuation allowance of approximately 98%. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal taxes in 2007.

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

After consideration of the swap contracts mentioned above, as of March 31, 2007, we had $187.9 million of variable rate debt outstanding with a weighted average variable interest rate of 6.0%, and $2,504.7 million of fixed rate debt outstanding. As of March 31, 2007, 93.0% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three months ended March 31, 2007 would have been reduced by $0.4 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2007.

Currency Risk

Our investments in IME, Canada Company, Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd. and other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Euro, Canadian dollar and British pound sterling. The currencies of many Latin American countries, particularly the Argentine peso, have experienced substantial volatility and depreciation. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency.

The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain Incorporated and our U.S.-based subsidiaries and our foreign subsidiaries and IME. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for Iron Mountain Incorporated to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through IME borrowing under the IME Credit Agreement, our 150 million British pounds sterling denominated 7¼% Senior Subordinated Notes and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loan with IME denominated in British pounds sterling and Euro denominated loans between IME and its subsidiaries. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility, and now the New Credit Agreement, and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords Records Management in Australia and New Zealand, Iron Mountain Incorporated borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and, contemporaneously in September 2006, we entered into forward contracts to exchange U.S. dollars for 55 million in Australian dollars (“AUD”) and 20.2 million in New Zealand dollars (“NZD”) to hedge our intercompany exposure in these countries. In addition, in January, 2007 we entered into forward contracts to exchange U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was terminated and replaced with additional U.S. for Euro swaps. The total swap outstanding as of March 31, 2007 was U.S. for 221.8 million Euros to temporarily hedge our outstanding Euro denominated senior subordinated notes. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, when appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract. As of March 31, 2007, except as noted above, our currency exposures to intercompany balances are unhedged.

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

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.       Other Information

Item 1A.                Risk Factors

There are no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

There was no common stock repurchased or sales of unregistered securities for the first quarter ended March 31, 2007.

Item 6.                        Exhibits

(a)          Exhibits

Exhibit No.	Description
4.1

Sixth Supplemental Indenture, dated as of March 15, 2007, by and among Iron Mountain Nova Scotia Funding Company, Iron Mountain Incorporated and the other guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated March 23, 2007.)

4.2

Registration Rights Agreement, dated as of March 15, 2007, between Iron Mountain Nova Scotia Funding Company, Iron Mountain Incorporated and the other guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated March 23, 2007.)

10.1	Criteria under the 2003 Senior Executive Incentive Plan, as amended. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated March 8, 2007.)
10.2	Criteria under the 2006 Senior Executive Incentive Plan. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated March 8, 2007.)
10.3

Credit Agreement, dated as of April 16, 2007, among Iron Mountain Incorporated, Iron Mountain Canada Corporation, Iron Mountain Nova Scotia Funding Company, Iron Mountain Switzerland GmbH, the lenders party thereto, J.P. Morgan Securities Inc. and Barclays Capital, as Co-Lead Arrangers and Joint Bookrunners, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, Citizens Bank of Massachusetts, The Royal Bank of Scotland PLC, The Bank of Nova Scotia and HSBC Bank USA, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated April 20, 2007.)

10.4

Acknowledgment, Confirmation and Amendment of Guarantee or Security Document, dated as of April 16 2007, among Iron Mountain Incorporated, certain of its subsidiaries as guarantors and/or pledgors, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated April 20, 2007.)

10.5	Contract of Employment with Iron Mountain, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated April 20, 2007.)

10.6

Amendment to Contract of Employment with Iron Mountain, dated as of 14th June 2006, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to Iron Mountain Incorporated’s Current Report on Form 8-K dated April 20, 2007.)

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

IRON MOUNTAIN INCORPORATED
May 10, 2007	BY:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)