Form 10-Q
period 2007-06-30
IRON MOUNTAIN INC
filed 2007-08-09
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒                              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

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

Number of shares of the registrant’s Common Stock at August 1, 2007: 200,090,215

IRON MOUNTAIN INCORPORATED
Index

Part I.    Financial Information

Item 1.                        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED
CONSOLIDATED BALANCE SHEETS
(In Thousands, except Share and Per Share Data)
(Unaudited)

	December 31, 2006	June 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,369	$94,964
Accounts receivable (less allowances of $15,157 and $17,187, respectively)	473,366	522,448
Deferred income taxes	60,537	14,167
Prepaid expenses and other	100,449	81,383
Total Current Assets	679,721	712,962
Property, Plant and Equipment:
Property, plant and equipment	2,965,995	3,197,671
Less—Accumulated depreciation	(950,760)	(1,062,177)
Net Property, Plant and Equipment	2,015,235	2,135,494
Other Assets, net:
Goodwill	2,165,129	2,373,859
Customer relationships and acquisition costs	282,756	423,617
Deferred financing costs	29,795	33,468
Other	36,885	34,396
Total Other Assets, net	2,514,565	2,865,340
Total Assets	$5,209,521	$5,713,796
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$63,105	$31,805
Accounts payable	148,461	142,714
Accrued expenses	266,933	287,857
Deferred revenue	160,148	169,792
Total Current Liabilities	638,647	632,168
Long-term Debt, net of current portion	2,605,711	2,971,654
Other Long-term Liabilities	72,778	105,305
Deferred Rent	53,597	57,913
Deferred Income Taxes	280,225	288,465
Commitments and Contingencies (see Note 9)
Minority Interests	5,290	5,883
Stockholders’ Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 199,109,581 shares and 200,041,350 shares, respectively)	1,991	2,000
Additional paid-in capital	1,144,101	1,166,334
Retained earnings	373,387	430,540
Accumulated other comprehensive items, net	33,794	53,534
Total Stockholders’ Equity	1,553,273	1,652,408
Total Liabilities and Stockholders’ Equity	$5,209,521	$5,713,796

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Three Months Ended June 30,
	2006	2007
Revenues:
Storage	$327,863	$368,679
Service and storage material sales	253,705	300,010
Total Revenues	581,568	668,689
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	259,290	307,963
Selling, general and administrative	168,285	188,845
Depreciation and amortization	51,273	60,290
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(174)	357
Total Operating Expenses	478,674	557,455
Operating Income	102,894	111,234
Interest Expense, Net	47,254	61,222
Other Income, Net	(6,858)	(3,235)
Income Before Provision for Income Taxes and Minority Interest	62,498	53,247
Provision for Income Taxes	24,212	14,024
Minority Interest in Earnings of Subsidiaries, Net	444	171
Net Income	$37,842	$39,052
Net Income per Share—Basic	$0.19	$0.20
Net Income per Share—Diluted	$0.19	$0.19
Weighted Average Common Shares Outstanding—Basic	197,894	199,792
Weighted Average Common Shares Outstanding—Diluted	200,167	201,742

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, except Per Share Data)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Revenues:
Storage	$647,018	$720,844
Service and storage material sales	498,207	580,357
Total Revenues	1,145,225	1,301,201
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	521,658	602,968
Selling, general and administrative	327,128	369,350
Depreciation and amortization	101,121	117,462
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(11)	394
Total Operating Expenses	949,896	1,090,174
Operating Income	195,329	211,027
Interest Expense, Net	93,832	111,557
Other Income, Net	(9,705)	(10,958)
Income Before Provision for Income Taxes and Minority Interest	111,202	110,428
Provision for Income Taxes	45,183	36,107
Minority Interest in Earnings of Subsidiaries, Net	904	562
Net Income	$65,115	$73,759
Net Income per Share—Basic	$0.33	$0.37
Net Income per Share—Diluted	$0.33	$0.37
Weighted Average Common Shares Outstanding—Basic	197,708	199,511
Weighted Average Common Shares Outstanding—Diluted	200,069	201,579

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$65,115	$73,759
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries, net	904	562
Depreciation	91,791	105,955
Amortization (includes deferred financing costs and bond discount of $2,466 and $2,968, respectively)	11,796	14,475
Stock compensation expense	5,823	5,806
Provision for deferred income taxes	32,843	18,501
Loss on early extinguishment of debt	—	5,743
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(11)	394
(Gain) Loss on foreign currency and other, net	(11,432)	(1,816)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(23,828)	(19,789)
Prepaid expenses and other current assets	(11,117)	3,823
Accounts payable	4,629	(7,209)
Accrued expenses, deferred revenue and other current liabilities	1,484	2,377
Other assets and long-term liabilities	5,738	4,182
Cash Flows from Operating Activities	173,735	206,763
Cash Flows from Investing Activities:
Capital expenditures	(154,971)	(166,787)
Cash paid for acquisitions, net of cash acquired	(68,857)	(263,852)
Additions to customer relationship and acquisition costs	(7,274)	(8,788)
Investment in joint ventures	(3,129)	—
Proceeds from sales of property and equipment and other, net	(732)	8,107
Cash Flows from Investing Activities	(234,963)	(431,320)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(299,013)	(1,396,457)
Proceeds from debt and term loans	339,056	1,221,663
Net proceeds from sales of senior subordinated notes	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(1,984)	(478)
Proceeds from exercise of stock options and employee stock purchase plan	10,202	12,309
Excess tax benefits from stock-based compensation	—	3,924
Payment of debt financing costs and stock issuance costs	(15)	(5,485)
Cash Flows from Financing Activities	48,246	271,294
Effect of Exchange Rates on Cash and Cash Equivalents	521	2,858
(Decrease) Increase in Cash and Cash Equivalents	(12,461)	49,595
Cash and Cash Equivalents, Beginning of Period	53,413	45,369
Cash and Cash Equivalents, End of Period	$40,952	$94,964
Supplemental Data:
Cash Paid for Interest	$93,133	$100,297
Cash Paid for Income Taxes	$11,280	$11,775
Non-Cash Investing Activities:
Capital Leases	$8,608	$—
Capital Expenditures	$27,301	$27,543

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

b.     Foreign Currency Translation

Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 52, “Foreign Currency Translation.” Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of stockholders’ equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other income, net, on our consolidated statements of operations. The total of such net gain amounted to $7,186 and $8,515 for the

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

three and six months ended June 30, 2006, respectively. The total of such net gain amounted to $3,947 and $3,994 for the three and six months ended June 30, 2007, respectively.

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

We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2006 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of June 30, 2007, no factors were identified that would alter this assessment. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2006 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. (“IPM”)), IPM, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value.

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

The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2007 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2006	$1,541,825	$499,267	$124,037	$2,165,129
Deductible Goodwill acquired during the period	48,031	—	—	48,031
Nondeductible Goodwill acquired during the period	87,723	11,007	—	98,730
Adjustments to purchase reserves	43	(773)	—	(730)
Fair value and other adjustments(1)	261	12,214	—	12,475
Currency effects	18,979	31,245	—	50,224
Balance as of June 30, 2007	$1,696,862	$552,960	$124,037	$2,373,859

(1)          Fair value and other adjustments primarily includes an adjustment to record deferred tax liabilities and refinements associated with the value of customer relationships for two acquisitions in 2006.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

The components of our amortizable intangible assets at June 30, 2007 are as follows:

	Gross Carrying	Accumulated	Net Carrying
	Amount	Amortization	Amount
Customer Relationships and Acquisition Costs	$495,799	$72,182	$423,617
Core Technology(1)	29,604	8,672	20,932
Non-Compete Agreements(1)	2,521	1,213	1,308
Deferred Financing Costs	48,999	15,531	33,468
Total	$576,923	$97,598	$479,325

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

Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and six months ended June 30, 2006 was $3,117 ($2,860 after tax, or $0.01 per basic and diluted share) and $5,823 ($4,518 after tax, or $0.02 per basic and diluted share), respectively, and for the three and six months ended June 30, 2007 was $3,330 ($2,533 after tax, or $0.01 per basic and diluted share) and $5,806 ($4,463 after tax, or $0.02 per basic and diluted share), respectively, for Employee Stock-Based Awards.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

The weighted average fair value of options granted for the six months ended June 30, 2006 and 2007 was $9.76 and $10.29 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended	Six Months Ended
Weighted Average Assumption	June 30, 2006	June 30, 2007
Expected volatility	24.7%	25.9%
Risk-free interest rate	4.75%	4.55%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

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

A summary of option activity for the six months ended June 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,067,327	$17.21
Granted	3,869,261	27.28
Exercised	(761,445)	10.59
Forfeited	(210,346)	21.44
Outstanding at June 30, 2007	10,964,797	$21.14	7.7	$54,714
Options exercisable at June 30, 2007	3,958,209	$13.73	5.0	$49,082

The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2006 was approximately $2,964 and $8,169, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was approximately $5,507 and $12,673, respectively. The aggregate fair value of stock options vested during the three and six months ended June 30, 2006 was approximately $2,475 and $4,295, respectively. The aggregate fair value of stock options vested during the three and six months ended June 30, 2007 was approximately $3,245 and $5,230, respectively.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

Restricted Stock

Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the six months ended June 30, 2006 and 2007 is a portion of the cost related to restricted stock granted in July 2005 and December 2006. We did not grant restricted stock in the first six months of 2007.

A summary of restricted stock activity for the six months ended June 30, 2007 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2006	62,348	$21.18
Granted	—	—
Vested	(30,870)	20.63
Forfeited	—	—
Non-vested at June 30, 2007	31,478	$21.72

The total fair value of shares vested for the three and six months ended June 30, 2006 was $1,003. The total fair value of shares vested for the three and six months ended June 30, 2007 was $600 and $845, respectively.

Employee Stock Purchase Plan

We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the “ESPP”). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee’s accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP was previously 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP was changed to 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we no longer need to recognize compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

our consolidated financial statements on a prospective basis relative to offering periods after December 1, 2006. For the six months ended June 30, 2006 and 2007, there were 290,667 shares and 170,655 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at June 30, 2007 was 1,479,758.

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

	December 2005	May 2006
Weighted Average Assumption	Offering	Offering
Expected volatility	26.6%	20.1%
Risk-free interest rate	4.04%	4.75%
Expected dividend yield	None	None
Expected life of the option	6 months	6 months

The weighted average fair value for the ESPP options was $5.80 and $4.80 for the December 2005 and May 2006 offerings, respectively.

As of June 30, 2007, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $61,419 and is expected to be recognized over a weighted-average period of 5.3 years.

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Net income	$37,842	$39,052	$65,115	$73,759
Weighted-average shares—basic	197,894,000	199,792,000	197,708,000	199,511,000
Effect of dilutive potential stock options	2,237,913	1,942,665	2,322,522	2,052,027
Effect of dilutive potential restricted stock	35,551	7,408	38,472	15,970
Weighted-average shares—diluted	200,167,464	201,742,073	200,068,994	201,578,997
Net income per share—basic	$0.19	$0.20	$0.33	$0.37
Net income per share—diluted	$0.19	$0.19	$0.33	$0.37
Antidilutive stock options, excluded from the calculation	870,170	5,075,715	695,225	3,160,162

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(2)   Summary of Significant Accounting Policies (Continued)

We have $1,083 and $1,313 accrued for the payment of interest as of January 1, 2007 and June 30, 2007, respectively.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

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
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(3)   Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income,” requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Comprehensive Income:
Net Income	$37,842	$39,052	$65,115	$73,759
Other Comprehensive Income:
Foreign Currency Translation Adjustments	11,843	11,645	10,061	19,295
Market Value Adjustments for Hedging Contracts, Net of Tax	48	—	262	170
Market Value Adjustments for Securities, Net of Tax	7	469	13	275
Comprehensive Income	$49,740	$51,166	$75,451	$93,499

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4)   Derivative Instruments and Hedging Activities (Continued)

In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. This swap agreement was terminated in the second quarter of 2007. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest income of $410 and $978 for the three and six months ended June 30, 2006, respectively, and interest income of $98 and $34 for the three and six months ended June 30, 2007, respectively.

In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedged interest rate risk on IME’s 100,000 British pounds sterling term loan facility. Both of these swap agreements expired in the second quarter of 2006. For the three and six months ended June 30, 2006, we recorded additional interest expense of $71 and $184, respectively, resulting from interest rate swap cash payments.

In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling and was designated as a cash flow hedge. This swap agreement hedged interest rate risk on IME’s British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date and was terminated in the second quarter of 2007. For the three and six months ended June 30, 2007, we recorded additional interest expense of $108 and interest income of $799, respectively, resulting from interest rate swap cash settlements and changes in fair value.

In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars (“AUD”) and 20,200 in New Zealand dollars (“NZD”) to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other income, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized loss in connection with these forward contracts of $2,768 and $4,629 for the three and six months ended June 30, 2007, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the six months ended June 30, 2007, we recorded an unrealized foreign exchange loss of $702 in other income, net in the accompanying statement of operations.

In January 2007, we entered into forward contracts to exchange 124,368 U.S. dollars for 96,000 Euros and 194,000 Canadian dollars (“CAD”) for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes discussed more fully in Note 6, the CAD for Euro swap was terminated and replaced with additional U.S. for Euro swaps. The total swap outstanding as of June 30, 2007 was U.S. for 97,210 Euros to temporarily hedge our outstanding Euro denominated senior subordinated notes. In May 2007, we entered into forward contracts to exchange 146,096 U.S. dollars for 73,600 in British pounds sterling to hedge our intercompany exposures with IME. These

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(4)   Derivative Instruments and Hedging Activities (Continued)

forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, when appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other income, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $337 and $7,722 for the three and six months ended June 30, 2007, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the six months ended June 30, 2007, we recorded an unrealized foreign exchange loss of $168 in other income, net in the accompanying statement of operations.

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

In the second quarter of 2007, we completed the acquisition of ArchivesOne, Inc. (“ArchivesOne”), a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was approximately $202,165. We funded this acquisition with cash and cash equivalents on-hand and borrowings under our new credit agreement (see Note 6).

A summary of the consideration paid and the allocation of the purchase price of all 2007 acquisitions is as follows:

Cash Paid (gross of cash acquired)	$266,954
Fair Value of Identifiable Net Assets Acquired:
Fair Value of Identifiable Assets Acquired(1)	191,197
Liabilities Assumed(2)	(71,004)
Total Fair Value of Identifiable Net Assets Acquired	120,193
Recorded Goodwill	$146,761

(1)          Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements. Additionally, includes customer relationship assets of $139,284 for the six months ended June 30, 2007.

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

In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2007 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2006	Six Months Ended June 30, 2007
Reserves, Beginning Balance	$12,698	$5,553
Reserves Established	3,642	1,487
Expenditures	(5,181)	(1,994)
Adjustments to Goodwill, including currency effect(1)	(5,606)	(195)
Reserves, Ending Balance	$5,553	$4,851

(1)          Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

At June 30, 2007, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,547), severance costs ($468), and other exit costs ($1,836). These accruals are expected to be used prior to June 30, 2008, except for lease losses of $1,595, severance contracts of $110 and other exit costs of $127, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6)   Long-term Debt

Long-term debt consists of the following:

	December 31, 2006		June 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$170,472	$170,472	$—	$—
IMI Term Loan Facility(1)	312,000	312,000	—	—
IME Revolving Credit Facility(1)	77,819	77,819	—	—
IME Term Loan Facility(1)	189,005	189,005	—	—
New Revolving Credit Facility(1)	—	—	309,193	309,193
New Term Loan Facility(1)	—	—	300,000	300,000
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,789	72,240	71,799	71,881
8 5/8% Senior Subordinated Notes due 2013(2)(3)	448,001	461,310	447,991	452,353
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	293,865	287,988	300,585	288,562
7 3/4% Senior Subordinated Notes due 2015(2)(3)	438,594	438,802	438,137	421,552
6 5/8% Senior Subordinated Notes due 2016(2)(3)	315,553	305,600	315,800	292,800
7 1/2% CAD Senior Subordinated Notes due 2017 (the “Subsidiary Notes”)(2)	—	—	165,253	159,056
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	212,500	200,000	206,000
8% Senior Subordinated Notes due 2018(2)(3)	49,663	50,000	49,677	50,000
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	39,429	39,609	340,605	340,176
Real Estate Mortgages(1)	4,081	4,081	3,949	3,949
Seller Notes(1)	8,757	8,757	8,356	8,356
Other(1)	49,788	49,788	52,114	52,114
Total Long-term Debt	2,668,816		3,003,459
Less Current Portion	(63,105)		(31,805)
Long-term Debt, Net of Current Portion	$2,605,711		$2,971,654

(1)          The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2006 and June 30, 2007) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)          The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2006 and June 30, 2007.

(3)          Collectively referred to as the Parent Notes.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6)   Long-term Debt (Continued)

In January 2007, we completed an underwritten public offering of 225,000 Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219,200 Euro ($289,058), after paying the underwriters’ discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities (collectively, the “IMI Credit Agreement”).

In March 2007, our Canadian subsidiary, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Iron Mountain Canada Corporation (“Canada Company”) was the continuing company, issued, in a private placement, 175,000 CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par. The net proceeds of $146,760, after sales commissions, were used to repay outstanding indebtedness under the IMI term loan facility. Iron Mountain Incorporated and certain of its domestic U.S. subsidiaries fully and unconditionally guarantee Canada Company’s obligations under the Subsidiary Notes on a senior subordinated basis.

We recorded a charge to other income, net of $1,721 in the first quarter of 2007 related to the early retirement of the IMI term loans, representing the write-off of a portion of our deferred financing costs.

On April 16, 2007, we entered into a new credit agreement (the “New Credit Agreement”) to replace both the IMI Credit Agreement of $750,000 and the IME credit agreement of 200,000 British pounds sterling (including both the IME revolving credit facility and IME term loan facility). The New Credit Agreement provides for borrowings in an aggregate principal amount of up to $900,000, including revolving credit facilities, subject to certain limitations as defined in the New Credit Agreement, in an aggregate amount of $600,000 (including Canadian dollar and multi-currency revolving credit facilities) (the “new revolving credit facility”), and a $300,000 term loan facility (the “new term loan facility”). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement to up to $1,200,000. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of $750 begin in the third quarter of 2007 and will continue through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. Iron Mountain Incorporated guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of Iron Mountain Incorporated and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other income, net of approximately $4,021 in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs. As of

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(6)   Long-term Debt (Continued)

June 30, 2007, we had $309,193 of borrowings under the new revolving credit facility, of which $42,900 was denominated in U.S. dollars and the remaining balance was denominated in CAD 282,000; we also had various outstanding letters of credit totaling $34,109. The remaining availability, based on Iron Mountain Incorporated’s current leverage ratio, which is calculated based on the last 12 months’ earnings before interest, taxes, depreciation and amortization (“EBITDA”), other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on June 30, 2007, was $256,698. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 5.8% to 7.0% and 6.8% to 6.9%, respectively, as of June 30, 2007. For the three and six months ended June 30, 2006, we recorded commitment fees of $215 and $478, respectively, and for the three and six months ended June 30, 2007, we recorded commitment fees of $336 and $786, respectively.

The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of June 30, 2007.

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors

The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2006 and June 30, 2007 and for the three and six months ended June 30, 2006 and 2007.

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

	December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$16,354	$762	$28,253	$—	$45,369
Accounts Receivable	—	320,084	27,487	125,795	—	473,366
Intercompany Receivable	867,764	—	—	—	(867,764)	—
Other Current Assets	48	104,118	3,125	54,153	(458)	160,986
Total Current Assets	867,812	440,556	31,374	208,201	(868,222)	679,721
Property, Plant and Equipment, Net	—	1,362,891	149,653	502,691	—	2,015,235
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,795,790	10,962	—	—	(1,806,752)	—
Investment in Subsidiaries	1,095,821	797,014	—	—	(1,892,835)	—
Goodwill, Net	—	1,474,120	173,247	517,762	—	2,165,129
Other	26,451	142,382	9,233	172,406	(1,036)	349,436
Total Other Assets, Net	2,918,062	2,424,478	182,480	690,168	(3,700,623)	2,514,565
Total Assets	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$642,376	$111,226	$114,162	$(867,764)	$—
Current Portion of Long-term Debt	4,260	6,458	415	51,972	—	63,105
Total Other Current Liabilities	53,980	366,192	31,358	124,470	(458)	575,542
Long-term Debt, Net of Current Portion	2,169,508	17,115	166,917	252,171	—	2,605,711
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,795,790	—	9,962	(1,806,752)	—
Other Long-term Liabilities	3,853	323,986	23,264	56,533	(1,036)	406,600
Commitments and Contingencies
Minority Interests	—	—	—	5,290	—	5,290
Stockholders’ Equity	1,553,273	1,076,008	30,327	786,500	(1,892,835)	1,553,273
Total Liabilities and Stockholders’ Equity	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$10,114	$342	$84,508	$—	$94,964
Accounts Receivable	—	338,423	30,748	153,277	—	522,448
Intercompany Receivable	867,204	—	92,018	—	(959,222)	—
Other Current Assets	48	67,131	5,371	33,865	(10,865)	95,550
Total Current Assets	867,252	415,668	128,479	271,650	(970,087)	712,962
Property, Plant and Equipment, Net	—	1,415,694	164,783	555,017	—	2,135,494
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,886,207	1,000	—	—	(1,887,207)	—
Investment in Subsidiaries	1,439,543	1,167,234	9,000	7,471	(2,623,248)	—
Goodwill, Net	—	1,609,693	191,138	573,028	—	2,373,859
Other	30,157	266,732	14,230	180,476	(114)	491,481
Total Other Assets, Net	3,355,907	3,044,659	214,368	760,975	(4,510,569)	2,865,340
Total Assets	$4,223,159	$4,876,021	$507,630	$1,587,642	$(5,480,656)	$5,713,796
Liabilities and Stockholders’ Equity
Intercompany Payable	$—	$840,592	$—	$174,921	$(1,015,513)	$—
Current Portion of Long-term Debt	3,767	4,766	476	22,796	—	31,805
Total Other Current Liabilities	62,037	355,378	38,000	155,813	(10,865)	600,363
Long-term Debt, Net of Current Portion	2,500,094	15,037	431,794	24,729	—	2,971,654
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,886,207	—	—	(1,887,207)	—
Other Long-term Liabilities	3,853	354,707	25,879	67,358	(114)	451,683
Commitments and Contingencies
Minority Interests	—	—	—	5,883	—	5,883
Stockholders’ Equity	1,652,408	1,419,334	11,481	1,136,142	(2,566,957)	1,652,408
Total Liabilities and Stockholders’ Equity	$4,223,159	$4,876,021	$507,630	$1,587,642	$(5,480,656)	$5,713,796

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$ —	$ 238,241	$ 17,812	$ 71,810	$ —	$ 327,863
Service and Storage Material Sales	—	170,273	19,928	63,504	—	253,705
Total Revenues	—	408,514	37,740	135,314	—	581,568
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	173,065	19,130	67,095	—	259,290
Selling, General and Administrative	62	127,108	6,583	34,532	—	168,285
Depreciation and Amortization	17	35,370	2,658	13,228	—	51,273
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	331	(40)	(465)	—	(174)
Total Operating Expenses	79	335,874	28,331	114,390	—	478,674
Operating (Loss) Income	(79)	72,640	9,409	20,924	—	102,894
Interest Expense (Income), Net	41,033	(6,491)	3,179	9,533	—	47,254
Other Expense (Income), Net	12,269	(19,617)	—	490	—	(6,858)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(53,381)	98,748	6,230	10,901	—	62,498
Provision for Income Taxes	—	19,648	2,407	2,157	—	24,212
Equity in the Earnings of Subsidiaries, Net of Tax	(91,223)	(11,122)	—	—	102,345	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(100)	544	—	444
Net Income	$ 37,842	$ 90,222	$ 3,923	$ 8,200	$ (102,345)	$ 37,842

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$ —	$ 265,786	$ 20,200	$ 82,693	$ —	$ 368,679
Service and Storage Material Sales	—	193,809	21,833	84,368	—	300,010
Total Revenues	—	459,595	42,033	167,061	—	668,689
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	205,092	17,191	85,680	—	307,963
Selling, General and Administrative	41	136,823	7,092	44,889	—	188,845
Depreciation and Amortization	41	40,996	2,847	16,406	—	60,290
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	172	31	154	—	357
Total Operating Expenses	82	383,083	27,161	147,129	—	557,455
Operating Income	(82)	76,512	14,872	19,932	—	111,234
Interest Expense (Income), Net	48,143	168	7,111	5,800	—	61,222
Other Income, Net	12,768	(2,569)	(6,623)	(14,282)	7,471	(3,235)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(60,993)	78,913	14,384	28,414	(7,471)	53,247
Provision for Income Taxes	—	9,497	2,903	1,624	—	14,024
Equity in the Earnings of Subsidiaries, Net of Tax	(100,045)	(29,758)	—	—	129,803	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	—	171	—	171
Net Income	$ 39,052	$ 99,174	$ 11,481	$ 26,619	$ (137,274)	$ 39,052

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$470,489	$34,921	$141,608	$—	$647,018
Service and Storage Material Sales	—	339,891	38,800	119,516	—	498,207
Total Revenues	—	810,380	73,721	261,124	—	1,145,225
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	353,293	38,490	129,875	—	521,658
Selling, General and Administrative	(90)	248,208	12,380	66,630	—	327,128
Depreciation and Amortization	37	70,681	4,594	25,809	—	101,121
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	298	(57)	(252)	—	(11)
Total Operating Expenses	(53)	672,480	55,407	222,062	—	949,896
Operating Income	53	137,900	18,314	39,062	—	195,329
Interest Expense (Income), Net	81,566	(15,893)	5,986	22,173	—	93,832
Other Expense (Income), Net	12,977	(20,874)	—	(1,808)	—	(9,705)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(94,490)	174,667	12,328	18,697	—	111,202
Provision for Income Taxes	—	35,785	4,703	4,695	—	45,183
Equity in the Earnings of Subsidiaries, Net of Tax	(159,605)	(19,054)	—	—	178,659	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(206)	1,110	—	904
Net Income	$65,115	$157,936	$7,831	$12,892	$(178,659)	$65,115

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$519,916	$38,760	$162,168	$—	$720,844
Service and Storage Material Sales	—	381,327	41,399	157,631	—	580,357
Total Revenues	—	901,243	80,159	319,799	—	1,301,201
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	399,696	37,695	165,577	—	602,968
Selling, General and Administrative	—	266,858	14,194	88,298	—	369,350
Depreciation and Amortization	62	79,696	5,361	32,343	—	117,462
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	193	26	175	—	394
Total Operating Expenses	62	746,443	57,276	286, 393	—	1,090,174
Operating Income	(62)	154,800	22,883	33,406	—	211,027
Interest Expense (Income), Net	93,624	(1,202)	9,326	9,809	—	111,557
Other Income, Net	21,556	(9,060)	(6,619)	(24,306)	7,471	(10,958)
(Loss) Income Before Provision for Income Taxes and Minority Interest	(115,242)	165,062	20,176	47,903	(7,471)	110,428
Provision for Income Taxes	—	26,458	5,070	4,579	—	36,107
Equity in the Earnings of Subsidiaries, Net of Tax	(189,001)	(48,612)	—	—	237,613	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	910	—	562
Net Income	$73,759	$187,216	$15,454	$42,414	$(245,084)	$73,759

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(73,772)	$198,365	$14,449	$34,693	$—	$173,735
Cash Flows from Investing Activities:
Capital expenditures	—	(111,673)	(11,505)	(31,793)	—	(154,971)
Cash paid for acquisitions, net of cash acquired	—	(16,791)	(92)	(51,974)	—	(68,857)
Intercompany loans to subsidiaries	67,934	11,859	—	—	(79,793)	—
Investment in Subsidiaries	(13,760)	(13,760)	—	—	27,520	—
Additions to customer relationship and acquisition costs	—	(4,837)	(97)	(2,340)	—	(7,274)
Investment in joint ventures	—	—	—	(3,129)	—	(3,129)
Proceeds from sales of property and equipment and other, net	—	(1,476)	54	690	—	(732)
Cash Flows from Investing Activities	54,174	(136,678)	(11,640)	(88,546)	(52,273)	(234,963)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(281,862)	(6,278)	(4,832)	(6,041)	—	(299,013)
Proceeds from debt and term loans	291,273	—	21,695	26,088	—	339,056
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(1,984)	—	(1,984)
Intercompany loans from parent	—	(70,453)	(20,947)	11,607	79,793	—
Equity contribution from parent	—	13,760	—	13,760	(27,520)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,202	—	—	—	—	10,202
Payment of debt financing and stock issuance costs	(15)	—	—	—	—	(15)
Cash Flows from Financing Activities	19,598	(62,971)	(4,084)	43,430	52,273	48,246
Effect of exchange rates on cash and cash equivalents	—	—	(803)	1,324	—	521
Decrease in cash and cash equivalents	—	(1,284)	(2,078)	(9,099)	—	(12,461)
Cash and cash equivalents, beginning of period	—	10,658	2,517	40,238	—	53,413
Cash and cash equivalents, end of period	$—	$9,374	$439	$31,139	$—	$40,952

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(7)   Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(86,781)	$209,139	$14,997	$69,408	$—	$206,763
Cash Flows from Investing Activities:
Capital expenditures	—	(118,268)	(3,643)	(44,876)	—	(166,787)
Cash paid for acquisitions, net of cash acquired	—	(239,505)	(2,071)	(22,276)	—	(263,852)
Intercompany loans to subsidiaries	(234,800)	(83,991)	—	—	318,791	—
Investment in subsidiaries	(2,607)	(2,607)	—	—	5,214	—
Additions to customer relationship and acquisition costs	—	(3,652)	(580)	(4,556)	—	(8,788)
Proceeds from sales of property and equipment and other, net	—	(322)	18	8,411	—	8,107
Cash Flows from Investing Activities	(237,407)	(448,345)	(6,276)	(63,297)	324,005	(431,320)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(647,109)	(3,862)	(431,473)	(314,013)	—	(1,396,457)
Proceeds from debt and term loans	669,500	—	514,386	37,777	—	1,221,663
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(478)	—	(478)
Intercompany loans from parent	—	234,221	(236,905)	321,475	(318,791)	—
Equity contribution from parent	—	2,607	—	2,607	(5,214)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,309	—	—	—	—	12,309
Excess tax benefits from stock-based compensation	3,924	—	—	—	—	3,924
Payment of debt financing and stock issuance costs	(3,494)	—	(1,991)	—	—	(5,485)
Cash Flows from Financing Activities	324,188	232,966	(9,223)	47,368	(324,005)	271,294
Effect of exchange rates on cash and cash equivalents	—	—	82	2,776	—	2,858
(Decrease) Increase in cash and cash equivalents	—	(6,240)	(420)	56,255	—	49,595
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369
Cash and cash equivalents, end of period	$—	$10,114	$342	$84,508	$—	$94,964

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

•       South America—information protection and storage services throughout South America, including Hard Copy and Data Protection

•       Mexico—information protection and storage services throughout Mexico, including Hard Copy, Data Protection and Shredding

•       Asia Pacific—information protection and storage services throughout Australia, New Zealand, including Hard Copy, Data Protection and Shredding; and certain cities in India, Singapore, Hong Kong-SAR, Indonesia and Malaysia, including Hard Copy and Data Protection

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

IRON MOUNTAIN INCORPORATED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(8)   Segment Information (Continued)

An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended June 30, 2006
Total Revenues	$415,254	$132,182	$34,132	$581,568
Depreciation and Amortization	31,534	12,987	6,752	51,273
Contribution(1)	120,194	31,467	2,332	153,993
Expenditures for Segment Assets(2)	67,940	56,534	6,606	131,080
Three Months Ended June 30, 2007
Total Revenues	466,250	163,624	38,815	668,689
Depreciation and Amortization	37,335	16,142	6,813	60,290
Contribution	133,416	33,502	4,963	171,881
Expenditures for Segment Assets(2)	291,138	40,249	4,706	336,093
Six Months Ended June 30, 2006
Total Revenues	825,155	255,153	64,917	1,145,225
Depreciation and Amortization	62,062	25,338	13,721	101,121
Contribution(1)	235,278	60,575	586	296,439
Total Assets	3,469,504	1,251,683	235,725	4,956,912
Expenditures for Segment Assets(2)	134,486	85,755	10,861	231,102
Six Months Ended June 30, 2007
Total Revenues	911,248	313,116	76,837	1,301,201
Depreciation and Amortization	72,517	31,823	13,122	117,462
Contribution	257,635	60,741	10,507	328,883
Total Assets	4,110,120	1,372,523	231,153	5,713,796
Expenditures for Segment Assets(2)	357,043	73,417	8,967	439,427

(1)          Includes product management and marketing costs of $1,100 and $2,200 for the three and six months ended June 30, 2006, respectively, previously reported in North American Physical Business, which are now reported in Worldwide Digital Business.

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

A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2007	2006	2007
Contribution	$153,993	$171,881	$296,439	$328,883
Less: Depreciation and Amortization	51,273	60,290	101,121	117,462
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	(174)	357	(11)	394
Interest Expense, Net	47,254	61,222	93,832	111,557
Other Income, Net	(6,858)	(3,235)	(9,705)	(10,958)
Income before Provision for Income Taxes and Minority Interest	$62,498	$53,247	$111,202	$110,428

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(In Thousands, Except Share and Per Share Data)
(Unaudited)

(9)   Commitments and Contingencies (Continued)

c.      London Fire

In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. London fire authorities have recently issued a final report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The London Fire Brigade concluded that the installed sprinkler system failed to control the fire due to it being partially disabled prior to the fire and the back-up pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer for an appropriate response. Certain of the claims have also been settled for nominal amounts, typically 1 to 2 British pounds sterling per box, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer.

We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. As of June 30, 2007, we had approximately $645 recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet. This represents primarily the net book value of the property, plant and equipment associated with this facility at the time of the incident, net of $11,104 of property insurance proceeds received through IME’s second quarter of 2007. We recorded approximately $12,306 to other income, net in the first six months of 2007 related to recoveries associated with partial settlement of our business interruption portion of our insurance claim to date. Subsequent to IME’s second quarter of 2007, IME received an additional payment from our insurance carrier of approximately 3,470 British pounds sterling ($6,934). This amount represents an additional payment of a portion of our business personal property, business interruption, and expense claims with our insurance carrier. We expect to settle the remaining property portion of our insurance claim with our insurance carriers within the next twelve months and have, therefore, classified the remaining insurance receivable as a current asset. We will receive recoveries related to our property claim with our insurance carriers that will exceed the carrying value of such assets. We, therefore, will record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. We will utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

IRON MOUNTAIN INCORPORATED

Item 2.                        Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2007 should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2007, included herein, and for the year ended December 31, 2006, included in our Current Report on Form 8-K dated May 10, 2007.

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

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principles. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America (“GAAP”), such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2007	2006	2007
OIBDA	$154,167	$171,524	$296,450	$328,489
Less: Depreciation and Amortization	51,273	60,290	101,121	117,462
Operating Income	102,894	111,234	195,329	211,027
Less: Interest Expense, Net	47,254	61,222	93,832	111,557
Other Income, Net	(6,858)	(3,235)	(9,705)	(10,958)
Provision for Income Taxes	24,212	14,024	45,183	36,107
Minority Interest	444	171	904	562
Net Income	$37,842	$39,052	$65,115	$73,759

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

Overview

The following discussions set forth, for the periods indicated, management’s discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2007 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed only on a year to date basis.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2006 to Three and Six Months Ended June 30, 2007 (in thousands):

	Three Months Ended
	June 30,		Dollar	Percent
	2006	2007	Change	Change
Revenues	$581,568	$668,689	$87,121	15.0%
Operating Expenses	478,674	557,455	78,781	16.5%
Operating Income	102,894	111,234	8,340	8.1%
Other Expenses, Net	65,052	72,182	7,130	11.0%
Net Income	$37,842	$39,052	$1,210	3.2%
OIBDA(1)	$154,167	$171,524	$17,357	11.3%
OIBDA Margin(1)	26.5%	25.7%

	Six Months Ended
	June 30,		Dollar	Percent
	2006	2007	Change	Change
Revenues	$1,145,225	$1,301,201	$155,976	13.6%
Operating Expenses	949,896	1,090,174	140,278	14.8%
Operating Income	195,329	211,027	15,698	8.0%
Other Expenses, Net	130,214	137,268	7,054	5.4%
Net Income	$65,115	$73,759	$8,644	13.3%
OIBDA(1)	$296,450	$328,489	$32,039	10.8%
OIBDA Margin(1)	25.9%	25.2%

(1)          See “Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA” for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

Our consolidated storage revenues increased $40.8 million, or 12.4%, to $368.7 million and $73.8 million, or 11.4%, to $720.8 million for the three and six months ended June 30, 2007 compared to the same periods in 2006, respectively. The increase is primarily attributable to internal revenue growth (9%), resulting from net increases in records and other media stored by existing customers, sales to new customers and the net result of pricing actions, foreign currency exchange rate fluctuations (2%), and acquisitions (1%).

Consolidated service and storage material sales revenues increased $46.3 million, or 18.3%, to $300.0 million and $82.2 million, or 16.5%, to $580.4 million for the three and six months ended June 30, 2007 compared to the same periods in 2006, respectively. The increase in the three and six month periods ended June 30, 2007 is attributable to internal revenue growth (11% and 10%, respectively) resulting from net increases in service and storage material sales to existing customers, sales to new customers, acquisitions (4% in both periods), and foreign currency exchange rate fluctuations (3% in both periods).

For the reasons stated above, our consolidated revenues increased $87.1 million, or 15.0%, to $668.7 million and $156.0 million, or 13.6%, to $1.3 billion for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 9% and 10% for the three months ended June 30, 2006 and 2007, respectively, and 9% for both the six months ended June 30, 2006 and 2007. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2005		2006				2007
	Third	Fourth	First	Second	Third	Fourth	First	Second
	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter
Storage Revenue	9%	10%	10%	11%	11%	10%	9%	9%
Service and Storage Material Sales Revenue	12%	9%	8%	8%	3%	10%	10%	11%
Total Revenue	10%	9%	10%	9%	7%	10%	9%	10%

Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in our London, England facility. Over the past eight quarters, the internal growth rate of our storage revenues has increased from a range of 9% to 10% to a range of 9% to 11%. In our North American Physical Business, net carton volume growth remained stable and we benefited from a positive pricing environment. Strong growth rates in Latin America, Asia Pacific, and in our digital services business further bolstered consolidated internal growth. Net carton volume growth is a function of the rate new cartons are added by existing and new customers offset by the rate of carton destructions and other permanent removals.

The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer, such as large special projects or data products and carton sales, as well as the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs, and may often be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market.

The internal growth rate for service and storage material sales revenues reflects the following: (1) a large data restoration project completed by our digital services business in the third quarter of 2005; (2) improved growth rates in our data protection and fulfillment businesses; (3) continued growth in our secure shredding operations; and (4) growth in North American storage-related service revenues, primarily increased special projects and higher paper recycling prices.

OPERATING EXPENSES

Cost of Sales

Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

							Percent
	Three Months Ended				% of Consolidated		Change
	June 30,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
Labor	$128,353	$151,224	$22,871	17.8%	22.1%	22.6%	0.5%
Facilities	74,500	90,236	15,736	21.1%	12.8%	13.5%	0.7%
Transportation	26,937	31,702	4,765	17.7%	4.6%	4.7%	0.1%
Product Cost of Sales	11,835	13,499	1,664	14.1%	2.0%	2.0%	0.0%
Other	17,665	21,302	3,637	20.6%	3.0%	3.2%	0.2%
	$259,290	$307,963	$48,673	18.8%	44.6%	46.1%	1.5%

							Percent
	Six Months Ended				% of Consolidated		Change
	June 30,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
Labor	$254,060	$292,141	$38,081	15.0%	22.2%	22.5%	0.3%
Facilities	154,936	182,097	27,161	17.5%	13.5%	14.0%	0.5%
Transportation	53,465	61,639	8,174	15.3%	4.7%	4.7%	0.0%
Product Cost of Sales	24,848	27,482	2,634	10.6%	2.2%	2.1%	(0.1)%
Other	34,349	39,609	5,260	15.3%	3.0%	3.0%	0.0%
	$521,658	$602,968	$81,310	15.6%	45.6%	46.3%	0.7%

Labor

For the six months ended June 30, 2007 as compared to the six months ended June 30, 2006, labor expense as a percentage of consolidated revenues increased slightly, mainly as a result of our recent shredding and document management solutions acquisitions in Europe and Latin America, which have a higher service revenue component and are therefore more labor intensive, offset by Asia Pacific labor decreasing as a percentage of revenue, as that business begins to scale.

Facilities

Facilities costs as a percentage of consolidated revenues increased to 14.0% for the six months ended June 30, 2007 from 13.5% for the six months ended June 30, 2006. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in insurance, security costs, maintenance, rent, real estate taxes and utilities. The largest component of our facilities cost is rent expense, which increased in dollar terms by $11.8 million for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The increase in rent is mainly driven by the timing of new real estate and, to a lesser extent, costs associated with moving out of substandard facilities obtained through acquisitions. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical business, helps to lower our facilities costs as a percentage of consolidated revenues. Given current property insurance market conditions, especially in relation to catastrophe exposures of earthquake, flood and wind, we expect our insurance costs associated with our real estate portfolio to rise in 2007 when compared to 2006.

Transportation

Our transportation expenses, which remained unchanged as a percentage of consolidated revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance, all of which increased in dollar terms in a comparable manner with revenue.

Product and Other Cost of Sales

Product and other cost of sales are highly correlated to complementary revenue streams and as a result remained largely unchanged as a percentage of consolidated revenue for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. Total product and other cost of sales, which includes cartons, media and direct service and shredding costs, for the six months ended June 30, 2007 were slightly higher in dollar terms compared to the six months ended June 30, 2006 due to increased revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses are comprised of the following expenses (in thousands):

							Percent
	Three Months Ended				% of Consolidated		Change
	June 30,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
General and Administrative	$83,808	$92,353	$8,545	10.2%	14.4%	13.8%	(0.6)%
Sales, Marketing & Account Management	52,991	61,774	8,783	16.6%	9.1%	9.2%	0.1%
Information Technology	29,843	33,528	3,685	12.3%	5.1%	5.0%	(0.1)%
Bad Debt Expense	1,643	1,190	(453)	(27.6)%	0.3%	0.2%	(0.1)%
	$168,285	$188,845	$20,560	12.2%	28.9%	28.2%	(0.7)%

							Percent
	Six Months Ended				% of Consolidated		Change
	June 30,		Dollar	Percent	Revenues		(Favorable)/
	2006	2007	Change	Change	2006	2007	Unfavorable
General and Administrative	$162,938	$183,107	$20,169	12.4%	14.2%	14.1%	(0.1)%
Sales, Marketing & Account Management	104,584	120,194	15,610	14.9%	9.1%	9.2%	0.1%
Information Technology	57,564	64,464	6,900	12.0%	5.0%	5.0%	0.0%
Bad Debt Expense	2,042	1,585	(457)	(22.4)%	0.2%	0.1%	(0.1)%
	$327,128	$369,350	$42,222	12.9%	28.6%	28.4%	(0.2)%

General and Administrative

The slight decrease in general and administrative expenses as a percentage of consolidated revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 is mainly attributable to overhead cost control, which offset increased incentive compensation expense and start-up costs related to certain international joint ventures.

Sales, Marketing & Account Management

The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Compensation and commissions are the most significant components of sales, marketing and account management expenses. While our sales force headcount remained flat during the first half of 2007 as compared to the same period in 2006, we increased discretionary training and marketing spending during that period. Offsetting those increases in expenditures were changes to commission-based compensation plans, which resulted in lower costs for the six months ended June 30, 2007 compared to the six months ended June 30, 2006.

Information Technology

Information technology expenses remained unchanged as a percentage of consolidated revenues for the six months ended June 30, 2007 compared to the six months ended June 30, 2006. The dollar increase in information technology expenses is due to compensation expense and communication costs which are correlated to our increase in revenues.

Depreciation and Amortization

Consolidated depreciation and amortization expense increased $16.3 million to $117.5 million (9.0% of consolidated revenues) for the six months ended June 30, 2007 from $101.1 million (8.8% of consolidated revenues) for the six months ended June 30, 2006. Depreciation expense increased $7.7 million and $14.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, as well as accelerated depreciation on buildings we have chosen to exit. Amortization expense increased $1.4 million and $2.2 million for the three and six months ended June 30, 2007, respectively, compared to the same periods in 2006, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the later part of 2006 and in the first half of 2007.

OPERATING INCOME

As a result of all the foregoing factors, consolidated operating income increased $8.3 million, or 8.1%, to $111.2 million (16.6% of consolidated revenues) for the three months ended June 30, 2007 from $102.9 million (17.7% of consolidated revenues) for the three months ended June 30, 2006. Consolidated operating income increased $15.7 million, or 8.0%, to $211.0 million (16.2% of consolidated revenues) for the six months ended June 30, 2007 from $195.3 million (17.1% of consolidated revenues) for the six months ended June 30, 2006.

OIBDA

As a result of all the foregoing factors, consolidated OIBDA increased $17.3 million, or 11.3%, to $171.5 million (25.7% of consolidated revenues) for the three months ended June 30, 2007 from

$154.2 million (26.5% of consolidated revenues) for the three months ended June 30, 2006. Consolidated OIBDA increased $32.0 million, or 10.8%, to $328.5 million (25.2% of consolidated revenues) for the six months ended June 30, 2007 from $296.5 million (25.9% of consolidated revenues) for the six months ended June 30, 2006.

OTHER EXPENSES, NET

Interest Expense, Net

Consolidated interest expense, net increased $14.0 million to $61.2 million (9.2% of consolidated revenues) for the three months ended June 30, 2007 from $47.3 million (8.1% of consolidated revenues) for the three months ended June 30, 2006 and increased $17.7 million to $111.6 million (8.6% of consolidated revenues) for the six months ended June 30, 2007 from $93.8 million (8.2% of consolidated revenues) for the six months ended June 30, 2006 due to increased borrowings to fund acquisitions and an increase in our weighted average interest rate from 7.4% as of June 30, 2006 to 7.6% as of June 30, 2007. In addition, as a result of the repayment of IME’s revolving credit facility and term loans with borrowings in the U.S., we had an increase of approximately $4.1 million in consolidated interest expense in the second quarter of 2007. This is a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows. We expect interest expense to be in the range of $55 million to $56 million in the third and fourth quarters of 2007, absent increased borrowings to fund acquisitions or for other working capital or corporate purposes.

Other Income, Net (in thousands)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2007	Change	2006	2007	Change
Foreign currency transaction gains, net	$(7,186)	$(3,947)	$3,239	$(8,515)	$(3,994)	$4,521
Other, net	328	712	384	(1,190)	(6,964)	(5,774)
	$(6,858)	$(3,235)	$3,623	$(9,705)	$(10,958)	$(1,253)

Foreign currency transaction gains, net of $4.0 million based on period-end exchange rates were recorded in the six months ended June 30, 2007, primarily due to the strengthening of the Canadian dollar, Euro and British pound sterling against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

Foreign currency transaction gains, net of $8.5 million based on period-end exchange rates were recorded in the six months ended June 30, 2006, primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro, and the weakening of the Australian dollar against the U.S. dollar compared to December 31, 2005, as these currencies relate to our intercompany balances with and between our Australian, U.K., and European subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

Other, net increased by $5.8 million in the six months ended June 30, 2007 over the same period in 2006 primarily as a result of business interruption insurance proceeds of $12.3 million pertaining to the July 2006 fire in our London, England facility, offset by a $5.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities.

Provision for Income Taxes

Our effective tax rates for the three months ended June 30, 2006 and 2007 were 38.7% and 26.3%, respectively. Our effective tax rates for the six months ended June 30, 2006 and 2007 were 40.6% and 32.7%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. The decrease in our effective tax rate from 2006 to 2007 is a result of an increase in the proportion of our taxable income that comes from foreign jurisdictions which have lower tax rates. Our 2007 effective tax rate reflects the positive impact of our recent business reorganization in Europe. Additionally, for the three and six months ending June 30, 2007, our effective tax rate was reduced by approximately 9% and 4%, respectively, related to foreign currency gains and losses occurring in different foreign jurisdictions with varying tax rates. During the second quarter of 2006, we recorded a reduction in income tax expense as a result of a new Texas law changing the way state income tax is calculated in that state. As a result of this change, we reversed a deferred tax liability of $1.7 million, net of federal tax benefit, related to our Texas state taxes. Our effective tax rate is subject to future variability due to (a) changes in the mix of income from foreign jurisdictions, (b) tax law changes, (c) volatility in foreign exchange gains and (losses), and (d) the timing of the establishment and reversal of tax reserves, among others. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.2 million and $0.6 million for the three and six months ended June 30, 2007, respectively, compared to $0.4 million and $0.9 million for the three and six months ended June 30, 2006, respectively. This represents our minority partners’ share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

As a result of all the foregoing factors, for the three and six months ended June 30, 2007 consolidated net income was $39.1 million (5.8% of consolidated revenues) and $73.8 million (5.7% of consolidated revenues), respectively, compared to consolidated net income of $37.8 million (6.5% of consolidated revenues) and $65.1 million (5.7% of consolidated revenues) for the three and six months ended June 30, 2006, respectively.

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

North American Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	June 30,	June 30,	Increase in	Increase in	June 30,	June 30,	June 30,	June 30,
	2006	2007	Revenues	Revenues	2006	2007	2006	2007
Three Months Ended	$415,254	$466,250	$50,996	12.3%	$120,194	$133,416	28.9%	28.6%
Six Months Ended	$825,155	$911,248	$86,093	10.4%	$235,278	$257,635	28.5%	28.3%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2006	June 30, 2007
Three Months Ended	$31,534	$37,335
Six Months Ended	$62,062	$72,517

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the six months ended June 30, 2007, revenue in our North American Physical Business segment increased 10.4%, primarily due to stable storage internal growth rates, continued strength in special projects and our Fulfillment business, higher paper recycling prices, and acquisitions, primarily ArchivesOne, Inc. (“ArchivesOne”), which contributed $7.6 million (0.9%). In addition, favorable currency fluctuations during the six months ended June 30, 2007 in Canada resulted in increased revenue, as measured in U.S. dollars, of 0.1% when compared to the six months ended June 30, 2006. Contribution as a percent of segment revenue decreased in the six months ended June 30, 2007 due mainly to increased costs associated with facilities, primarily rent, real estate taxes, utilities, security and insurance, and higher costs associated with the timing of new real estate and moving out of substandard facilities obtained through acquisitions. These increases were slightly offset by a decrease in overhead due to controlled discretionary spending.

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

International Physical Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	June 30,	June 30,	Increase in	Increase in	June 30,	June 30,	June 30,	June 30,
	2006	2007	Revenues	Revenues	2006	2007	2006	2007
Three Months Ended	$132,182	$163,624	$31,442	23.8%	$31,467	$33,502	23.8%	20.5%
Six Months Ended	$255,153	$313,116	$57,963	22.7%	$60,575	$60,741	23.7%	19.4%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2006	June 30, 2007
Three Months Ended	$12,987	$16,142
Six Months Ended	$25,338	$31,823

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

Revenue in our International Physical Business segment increased 22.7% during the six months ended June 30, 2007, primarily due to acquisitions in Europe and Latin America, as well as strong internal growth in South America. Further, favorable currency fluctuations during the six months ended June 30, 2007, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of 10.4% compared to the six months ended June 30, 2006. Contribution as a percent of segment revenue decreased, primarily due to the acquisition of lower-margin shredding and document management solutions businesses in Europe and Latin America, the impact of start-up costs in certain international joint ventures and the loss of gross margin associated with the July, 2006 fire in our London facility.

Worldwide Digital Business

	Segment Revenue			Percentage	Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	June 30,	June 30,	Increase in	Increase in	June 30,	June 30,	June 30,	June 30,
	2006	2007	Revenues	Revenues	2006	2007	2006	2007
Three Months Ended	$34,132	$38,815	$4,683	13.7%	$2,332	$4,963	6.8%	12.8%
Six Months Ended	$64,917	$76,837	$11,920	18.4%	$586	$10,507	0.9%	13.7%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	June 30, 2006	June 30, 2007
Three Months Ended	$6,752	$6,813
Six Months Ended	$13,721	$13,122

(1)          See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

During the six months ended June 30, 2007, revenue in our Worldwide Digital Business segment increased 18.4%, due almost entirely to strong internal growth. This is primarily attributable to growth in digital storage revenue from our online backup service offerings for both personal computer and server data, and growth in storage of email archiving. Contribution as a percent of segment revenue increased due to the full benefit of the integration of the LiveVault Corporation acquisition completed in the fourth quarter of 2006, which offset the impact of substantial increases in engineering headcount as a result of recent acquisitions.

Liquidity and Capital Resources

The following is a summary of our cash balances and cash flows for the six months ended June 30, 2006 and 2007 (in thousands):

	2006	2007
Cash flows provided by operating activities	$173,735	$206,763
Cash flows used in investing activities	(234,963)	(431,320)
Cash flows provided by financing activities	48,246	271,294
Cash and cash equivalents at the end of period	40,952	94,964

Net cash provided by operating activities was $206.8 million for the six months ended June 30, 2007, compared to $173.7 million for the six months ended June 30, 2006. The increase resulted primarily from an increase in operating income, including $12.3 million of business interruption income related to the fired in our London, England facility, and non-cash items, such as depreciation and amortization, early extinguishment of debt, and foreign currency gains and losses, and the net change in operating assets and liabilities, exclusive of acquisitions.

Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the six months ended June 30, 2007 amounted to $175.6 million. For the six months ended June 30, 2007, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities. We received $9.4 million in proceeds from our insurance carrier related to the fire in our London, England facility associated with our property claim. Excluding acquisitions, we expect our capital expenditures to be between $395 million and $425 million in the year ending December 31, 2007. Included in our estimated capital expenditures for 2007 is $50 million to $60 million of opportunity-driven real estate purchases.

In the six months ended June 30, 2007, we paid net cash consideration of $263.9 million for acquisitions, primarily related to the ArchivesOne acquisition in the U.S. records management business, a number of small acquisitions in the U.S. in the records management and shredding businesses, and acquisitions in Germany and Italy. Cash flows provided from operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

Net cash provided by financing activities was $271.3 million for the six months ended June 30, 2007. During the six months ended June 30, 2007, we had gross borrowings under our revolving credit and term loan facilities of $1.2 billion, $435.8 million of proceeds from the sale of senior subordinated notes, $12.3 million of proceeds from the exercise of stock options and $3.9 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay debt and term loans ($1.4 billion), repay debt financing from minority stockholders, net ($0.5 million) and payment of deferred financing costs of ($5.5 million).

We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2007 was comprised of the following (in thousands):

New Revolving Credit Facility(1)	$309,193
New Term Loan Facility(1)	300,000
8 1/4% Senior Subordinated Notes due 2011(2)	71,799
8 5/8% Senior Subordinated Notes due 2013(2)	447,991
7 1/4% GBP Senior Subordinated Notes due 2014(2)	300,585
7 3/4% Senior Subordinated Notes due 2015(2)	438,137
6 5/8% Senior Subordinated Notes due 2016(2)	315,800
7 1/2% CAD Senior Subordinated Notes due 2017(the “Subsidiary Notes”)(3)	165,253
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,677
6 3/4% Euro Senior Subordinated Notes due 2018(2)	340,605
Real Estate Mortgages	3,949
Seller Notes	8,356
Other	52,114
Total Long-term Debt	3,003,459
Less Current Portion	(31,805)
Long-term Debt, Net of Current Portion	$2,971,654

(1)          All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)          Collectively referred to as the Parent Notes. Iron Mountain Incorporated is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the “Guarantors”). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation (“Canada Company”) and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)          Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by Iron Mountain Incorporated and the Guarantors. These guarantees are joint and several obligations of Iron Mountain Incorporated and the Guarantors.

Our revolving credit and term loan facilities, as well as our indentures use EBITDA-based calculations as primary measures of financial performance, including leverage ratios. Iron Mountain Incorporated’s revolving credit and term leverage ratio was 4.4 and 4.5 as of December 31, 2006 and June 30, 2007, respectively, compared to a maximum allowable ratio of 5.50. Similarly, our bond leverage ratio, per the indentures, was 4.6 and 5.6 as of December 31, 2006 and June 30, 2007, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

We recorded a charge to other income, net of $1.7 million in the first quarter of 2007 related to the early retirement of IMI term loans, representing the write-off of a portion of our deferred financing costs.

On April 16, 2007, we entered into a new credit agreement (the “New Credit Agreement”) to replace both the IMI revolving credit and term loan facilities of $750 million and the IME revolving credit and term loan facilities of 200 million British pounds sterling. The New Credit Agreement provides for borrowings in an aggregate principal amount of up to $900 million, including revolving credit facilities, subject to certain limitations as defined in the New Credit Agreement, in an aggregate amount of $600 million (including Canadian dollar and multi-currency revolving credit facilities) (the “new revolving credit facility”), and a $300 million term loan facility (the “new term loan facility”). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement to up to $1,200 million. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of $0.8 million begin in the third quarter of 2007 and will continue through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. Iron Mountain Incorporated guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of Iron Mountain Incorporated and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other income, net of approximately $4.0 million in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs.

As of June 30, 2007, we had $309.2 million of borrowings under the new revolving credit facility, of which $42.9 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 282.0 million); we also had various outstanding letters of credit totaling $34.1 million. The remaining availability, based on Iron Mountain Incorporated’s current leverage ratio, which is calculated based on the last 12 months’ earnings before interest, taxes, depreciation and amortization (“EBITDA”), other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on June 30, 2007, was $256.7 million. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 5.8% to 7.0% and 6.8% to 6.9%, respectively, as of June 30, 2007.

The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of June 30, 2007.

In the second quarter of 2007, we completed the acquisition of ArchivesOne, a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price for ArchivesOne was approximately $202 million. We funded this acquisition with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the New Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Note 6 of Notes to Consolidated Financial Statements.

Net Operating Loss Carryforwards

We have federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $108.7 million at June 30, 2007 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $18.2 million (net of federal tax benefit), which begins to expire in 2007 through 2024, subject to a valuation allowance of approximately 98%. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal taxes in 2007.

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

Item 3.                        Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target a range of 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. As part of this strategy, in May 2001 and June 2006 we and IME entered into a total of two derivative financial contracts, which are variable-for-fixed interest rate swaps consisting of (a) one contract based on interest payments previously payable on our real estate term loans of an aggregate principal amount of $97.0 million that have been subsequently repaid, and (b) one contract for interest payments payable on IME’s term loan facility of an aggregate principal amount of 75.0 million British pounds sterling. These swap agreements were terminated in the second quarter of 2007 associated with the New Credit Agreement, see Note 4 and 6 to Notes to Consolidated Financial Statements.

As of June 30, 2007, we had $623.2 million of variable rate debt outstanding with a weighted average variable interest rate of 6.5%, and $2,380.3 million of fixed rate debt outstanding. As of June 30, 2007, 79.3% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three months ended June 30, 2007 would have been reduced by $0.9 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of June 30, 2007.

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

The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and Iron Mountain Incorporated and our U.S.-based subsidiaries and Iron Mountain Switzerland GmbH and our foreign subsidiaries and IME. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for Iron Mountain Incorporated to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through our 150 million British pounds sterling denominated 7¼% Senior Subordinated Notes due 2014 and our 255 million 6 3/4 % Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility, and now the New Credit Agreement, and its 175 million CAD denominated 7 1/2 % Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords Records Management in Australia and New Zealand in December 2005, Iron Mountain Incorporated borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and, contemporaneously in September 2006, we entered into forward contracts to exchange U.S. dollars for 55 million in Australian dollars (“AUD”) and 20.2 million in New Zealand dollars (“NZD”) to hedge our intercompany exposure in these countries. In addition, in January, 2007 we entered into forward contracts to exchange 124.4 million U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was terminated and replaced with additional U.S. for Euro swaps. The total swap outstanding as of June 30, 2007 was U.S. for

97.2 million Euros to temporarily hedge our outstanding Euro denominated senior subordinated notes. In May 2007, we entered into forward contracts to exchange 146.1 million U.S. dollars for 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, when appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract. As of June 30, 2007, except as noted above, our currency exposures to intercompany balances are unhedged.

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

Item 4.                        Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2007 (the “Evaluation Date”), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.   Other Information

Item 1A.                Risk Factors

There are no material changes from the risk factors previously disclosed under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.                        Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth our common stock repurchased for the three months ended June 30, 2007:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2007-June 30, 2007	3,681	$27.16	—	—
Total	3,681	$27.16	—	—

(1)          Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 4.                        Submission of Matters to a Vote of Security Holders

The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on May 24, 2007.

(a)          Election of directors to serve until the Year 2008 Annual Meeting of Stockholders, or until their successors are elected and qualified

	Total Votes For Each Director	Total Votes Withheld From Each Director	Broker Non-votes
Clarke H. Bailey	133,936,831	41,308,034	0
Constantin R. Boden	174,896,021	348,844	0
Kent P. Dauten	175,139,429	105,436	0
Arthur D. Little	174,917,067	327,798	0
C. Richard Reese	174,906,990	337,875	0
Vincent J. Ryan	174,899,158	345,707	0
Laurie A. Tucker	175,102,580	142,285	0

(b)          Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the year ending December 31, 2007

For	Against	Abstain
175,087,981	119,649	37,235

Item 6.                        Exhibits

(a)          Exhibits

Exhibit No.	Description
10.1	Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, by and between Iron Mountain Incorporated and Brian P. McKeon.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 9, 2007	BY:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon
Executive Vice President and Chief Financial Officer (Principal Financial Officer)