Form 10-Q
period 2007-09-30
IRON MOUNTAIN INC
filed 2007-11-09
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from to
Commission file number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	23-2588479 (I.R.S. Employer Identification No.)
745 Atlantic Avenue, Boston, MA 02111 (Address of Principal Executive Offices, Including Zip Code)
(617) 535-4766 (Registrant's Telephone Number, Including Area Code)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

        Number of shares of the registrant's Common Stock at November 1, 2007: 200,431,063

IRON MOUNTAIN INCORPORATED

Part I.    Financial Information

Item 1.        Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2006	September 30, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,369	$90,751
Accounts receivable (less allowances of $15,157 and $18,869, respectively)	473,366	560,085
Deferred income taxes	60,537	2,223
Prepaid expenses and other	100,449	98,338

Total Current Assets	679,721	751,397
Property, Plant and Equipment:
Property, plant and equipment	2,965,995	3,322,417
Less—Accumulated depreciation	(950,760)	(1,124,081)

Net Property, Plant and Equipment	2,015,235	2,198,336
Other Assets, net:
Goodwill	2,165,129	2,412,240
Customer relationships and acquisition costs	282,756	458,374
Deferred financing costs	29,795	32,790
Other	36,885	50,046

Total Other Assets, net	2,514,565	2,953,450

Total Assets	$5,209,521	$5,903,183

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$63,105	$28,381
Accounts payable	148,461	139,452
Accrued expenses	266,933	312,347
Deferred revenue	160,148	177,283

Total Current Liabilities	638,647	657,463
Long-term Debt, net of current portion	2,605,711	3,074,299
Other Long-term Liabilities	72,778	105,768
Deferred Rent	53,597	62,488
Deferred Income Taxes	280,225	277,549
Commitments and Contingencies (see Note 9)
Minority Interests	5,290	6,820
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 199,109,581 shares and 200,296,554 shares, respectively)	1,991	2,003
Additional paid-in capital	1,144,101	1,174,301
Retained earnings	373,387	481,874
Accumulated other comprehensive items, net	33,794	60,618

Total Stockholders' Equity	1,553,273	1,718,796

Total Liabilities and Stockholders' Equity	$5,209,521	$5,903,183

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2006	2007
Revenues:
Storage	$338,313	$383,390
Service and storage material sales	257,297	318,443

Total Revenues	595,610	701,833
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	277,227	322,598
Selling, general and administrative	167,602	192,274
Depreciation and amortization	53,146	63,207
Loss (Gain) on disposal/writedown of property, plant and equipment, net	505	(5,033)

Total Operating Expenses	498,480	573,046
Operating Income	97,130	128,787
Interest Expense, Net	50,462	57,556
Other Expense, Net	583	8,504

Income Before Provision for Income Taxes and Minority Interest	46,085	62,727
Provision for Income Taxes	19,205	10,647
Minority Interest in Earnings of Subsidiaries, Net	267	746

Net Income	$26,613	$51,334

Net Income per Share—Basic	$0.13	$0.26

Net Income per Share—Diluted	$0.13	$0.25

Weighted Average Common Shares Outstanding—Basic	198,308	200,203

Weighted Average Common Shares Outstanding—Diluted	200,585	202,111

The accompanying notes are an integral part of these consolidated financial statements.

	Nine Months Ended September 30,
	2006	2007
Revenues:
Storage	$985,331	$1,104,234
Service and storage material sales	755,504	898,800

Total Revenues	1,740,835	2,003,034
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	798,885	925,566
Selling, general and administrative	494,730	561,624
Depreciation and amortization	154,267	180,669
Loss (Gain) on disposal/writedown of property, plant and equipment, net	494	(4,639)

Total Operating Expenses	1,448,376	1,663,220
Operating Income	292,459	339,814
Interest Expense, Net	144,294	169,113
Other Income, Net	(9,122)	(2,454)

Income Before Provision for Income Taxes and Minority Interest	157,287	173,155
Provision for Income Taxes	64,388	46,754
Minority Interest in Earnings of Subsidiaries, Net	1,171	1,308

Net Income	$91,728	$125,093

Net Income per Share—Basic	$0.46	$0.63

Net Income per Share—Diluted	$0.46	$0.62

Weighted Average Common Shares Outstanding—Basic	197,908	199,742

Weighted Average Common Shares Outstanding—Diluted	200,241	201,757

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2006	2007
Cash Flows from Operating Activities:
Net income	$91,728	$125,093
Adjustments to reconcile net income to cash flows from operating activities:
Minority interest in earnings of subsidiaries, net	1,171	1,308
Depreciation	139,512	161,870
Amortization (includes deferred financing costs and bond discount of $3,941 and $4,130, respectively)	18,696	22,929
Stock compensation expense	8,851	9,751
Provision for deferred income taxes	45,658	27,696
Loss on early extinguishment of debt	2,779	5,743
Loss (Gain) on disposal/writedown of property, plant and equipment, net	494	(4,639)
(Gain) Loss on foreign currency and other, net	(15,962)	6,737
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(39,706)	(47,524)
Prepaid expenses and other current assets	(7,352)	7,767
Accounts payable	6,862	(6,141)
Accrued expenses, deferred revenue and other current liabilities	18,134	11,958
Other assets and long-term liabilities	8,350	5,332

Cash Flows from Operating Activities	279,215	327,880
Cash Flows from Investing Activities:
Capital expenditures	(259,863)	(265,646)
Cash paid for acquisitions, net of cash acquired	(74,600)	(339,815)
Additions to customer relationship and acquisition costs	(10,345)	(11,778)
Investment in joint ventures	(3,129)	—
Proceeds from sales of property and equipment and other, net	282	14,634

Cash Flows from Investing Activities	(347,655)	(602,605)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(447,561)	(1,587,260)
Proceeds from debt and term loans	408,056	1,453,620
Early retirement of senior subordinated notes	(112,397)	—
Net proceeds from sales of senior subordinated notes	196,608	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(2,025)	(505)
Proceeds from exercise of stock options and employee stock purchase plan	14,083	15,091
Excess tax benefits from stock-based compensation	2,820	4,995
Payment of debt financing costs and stock issuance costs	(343)	(5,722)

Cash Flows from Financing Activities	59,241	316,037
Effect of Exchange Rates on Cash and Cash Equivalents	1,175	4,070

(Decrease) Increase in Cash and Cash Equivalents	(8,024)	45,382
Cash and Cash Equivalents, Beginning of Period	53,413	45,369

Cash and Cash Equivalents, End of Period	$45,389	$90,751

Supplemental Data:
Cash Paid for Interest	$141,029	$159,166

Cash Paid for Income Taxes	$11,944	$18,989

Non-Cash Investing Activities:
Capital Leases	$9,484	$—

Capital Expenditures	$22,991	$22,252

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

        The consolidated balance sheet presented as of December 31, 2006 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2006 included in our Current Report on Form 8-K dated May 10, 2007.

(2)    Summary of Significant Accounting Policies

  a.     Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited ("IME"), one of our European subsidiaries, are consolidated for the appropriate periods based on its fiscal year ended October 31. All significant intercompany account balances have been eliminated or presented to reflect the underlying economics of the transactions.

  b.     Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. The total of such net gain amounted to

$2,131 and $10,646 for the three and nine months ended September 30, 2006, respectively. The total of such net loss amounted to $9,379 and $5,385 for the three and nine months ended September 30, 2007, respectively.

  c.     Goodwill and Other Intangible Assets

        We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives.

        We have selected October 1 as our annual goodwill impairment review date. We performed our last annual goodwill impairment review as of October 1, 2006 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of September 30, 2007, no factors were identified that would alter this assessment. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2006 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. ("IPM")), IPM, South America, Mexico and Asia Pacific. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2007 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2006	$1,541,825	$499,267	$124,037	$2,165,129
Deductible Goodwill acquired during the period	50,362	7,583	—	57,945
Nondeductible Goodwill acquired during the period	84,015	25,202	—	109,217
Adjustments to purchase reserves	79	(571)	—	(492)
Fair value and other adjustments(1)	(157)	12,107	—	11,950
Currency effects	33,173	35,318	—	68,491

Balance as of September 30, 2007	$1,709,297	$578,906	$124,037	$2,412,240

(1)
Fair value and other adjustments primarily includes an adjustment to record deferred tax liabilities and refinements associated with the value of customer relationships for two acquisitions in 2006.

        The components of our amortizable intangible assets at September 30, 2007 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$526,798	$68,424	$458,374
Core Technology(1)	29,604	9,665	19,939
Non-Compete Agreements(1)	1,368	1,221	147
Deferred Financing Costs	49,530	16,740	32,790

Total	$607,300	$96,050	$511,250

(1)
Included in other assets, net in the accompanying consolidated balance sheets.

  d.     Stock-Based Compensation

        We adopted SFAS No. 123R, "Share-Based Payment" ("SFAS No. 123R"), effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and nine months ended September 30, 2006 was $3,028 ($2,153 after tax, or $0.01 per basic and diluted share) and $8,851 ($6,671 after tax, or $0.03 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2007 was $3,945 ($2,843 after tax, or $0.01 per basic and diluted share) and $9,751 ($7,306 after tax, or $0.04 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction should increase the APIC pool. Any resulting tax deficiency should be deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of September 30, 2007, 10-year vesting options represent 12.8% of total outstanding options. Our Directors are considered employees under the provisions of SFAS No. 123R.

        The weighted average fair value of options granted for the nine months ended September 30, 2006 and 2007 was $9.85 and $10.29 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2007
Expected volatility	24.6%	25.8%
Risk-free interest rate	4.75%	4.51%
Expected dividend yield	None	None
Expected life of the option	6.6 years	7.6 years

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

        A summary of option activity for the nine months ended September 30, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,067,327	$17.21
Granted	4,304,847	27.39
Exercised	(1,016,649)	10.85
Forfeited	(298,892)	21.93

Outstanding at September 30, 2007	11,056,633	$21.63	7.7	$97,851

Options exercisable at September 30, 2007	3,902,082	$14.30	5.2	$63,136

        The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2006 was approximately $4,564 and $12,733, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was approximately $4,253 and $16,926, respectively. The aggregate fair value of stock options vested during the three and nine months ended September 30, 2006 was approximately $1,639 and $5,934, respectively. The aggregate fair value of stock options vested during the three and nine months ended September 30, 2007 was approximately $1,630 and $6,860, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the nine months ended September 30, 2006 and 2007 is a portion of the cost related to restricted stock granted in July 2005 and December 2006. We did not grant restricted stock in the first nine months of 2007.

        A summary of restricted stock activity for the nine months ended September 30, 2007 is as follows:

	Restricted Stock	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2006	62,348	$21.18
Granted	—	—
Vested	(30,870)	20.63
Forfeited	—	—

Non-vested at September 30, 2007	31,478	$21.72

        The total fair value of shares vested for the three and nine months ended September 30, 2006 was $0 and $1,003, respectively. The total fair value of shares vested for the three and nine months ended September 30, 2007 was $0 and $845, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP was previously 85% of the fair market price at either the beginning or the end of the offering period, whichever is lower. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP was changed to 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we no longer need to recognize compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in our consolidated financial statements on a prospective basis relative to offering periods after December 1, 2006. For the nine months ended September 30, 2006 and 2007, there were 290,667 shares and 170,655 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at September 30, 2007 was 1,479,758.

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

Weighted Average Assumption	December 2005 Offering	May 2006 Offering
Expected volatility	26.6%	20.1%
Risk-free interest rate	4.04%	4.75%
Expected dividend yield	None	None
Expected life of the option	6 months	6 months

        The weighted average fair value for the ESPP options was $5.80 and $4.80 for the December 2005 and May 2006 offerings, respectively.

        As of September 30, 2007, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $61,795 and is expected to be recognized over a weighted-average period of 5.1 years.

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

        The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Net income	$26,613	$51,334	$91,728	$125,093

Weighted-average shares—basic	198,308,000	200,203,000	197,908,000	199,742,000
Effect of dilutive potential stock options	2,260,712	1,895,330	2,301,918	1,999,795
Effect of dilutive potential restricted stock	17,080	12,410	31,341	14,783

Weighted-average shares—diluted	200,585,792	202,110,740	200,241,259	201,756,578

Net income per share—basic	$0.13	$0.26	$0.46	$0.63

Net income per share—diluted	$0.13	$0.25	$0.46	$0.62

Antidilutive stock options, excluded from the calculation	1,041,339	1,423,936	810,596	2,581,420

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

  h.     Income Taxes

        Our effective tax rates for the three months ended September 30, 2006 and 2007 were 41.7% and 17.0%, respectively. Our effective tax rates for the nine months ended September 30, 2006 and 2007 were 40.9% and 27.0%, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. For the three and nine months ended September 30, 2007, our effective tax rate was reduced by approximately 13.0% and 7.3%, respectively, as a result of foreign currency gains and losses, which were incurred in different tax jurisdictions. These are accounted for as discrete items. Our effective tax rate was reduced by an additional 5.5% and 2% for the three and nine months ended September 30, 2007, respectively, due to other discrete items, including state tax law and rate changes in the U.S., a tax rate change in the U.K. and the resolution of certain tax matters.

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109,

"Accounting for Income Taxes" ("SFAS No. 109"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

        We have $1,083 and $1,425 accrued for the payment of interest as of January 1, 2007 and September 30, 2007, respectively.

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

  i.      New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

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

(3)    Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Comprehensive Income:
Net Income	$26,613	$51,334	$91,728	$125,093
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	5,306	7,431	15,367	26,726
Market Value Adjustments for Hedging Contracts, Net of Tax	(123)	—	139	170
Market Value Adjustments for Securities, Net of Tax	58	(347)	71	(72)

Comprehensive Income	$31,854	$58,418	$107,305	$151,917

(4)    Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target a range of 80% to 85% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use floating to fixed interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries.

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

        In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. This swap agreement was terminated in the second quarter of 2007. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording additional interest expense of $441 and interest income of $537 for the three and nine months ended September 30, 2006, respectively, and interest income of $34 for the nine months ended September 30, 2007.

        In April 2004, IME entered into two floating for fixed interest rate swap contracts, each with a notional value of 50,000 British pounds sterling and a duration of two years, which were designated as cash flow hedges. These swap agreements hedged interest rate risk on IME's 100,000 British pounds sterling term loan facility. Both of these swap agreements expired in the second quarter of 2006. For the nine months ended September 30, 2006, we recorded additional interest expense of $184, resulting from interest rate swap cash payments.

        In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling and was designated as a cash flow hedge. This swap agreement hedged interest rate risk on IME's British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date and was terminated in the second quarter of 2007. For the three months ended September 30, 2006, we recorded additional interest expense of $65. For the nine months ended September 30, 2007, we recorded additional interest income of $799, resulting from interest rate swap cash settlements and changes in fair value.

        In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars ("AUD") and 20,200 in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. These forward contracts were not renewed in the third quarter of 2007. We recorded a realized loss in connection with these forward contracts of $205 for the three and nine months ended September 30, 2006. We recorded a realized loss in connection with these forward contracts of $1,277 and $5,906 for the three and nine months ended September 30, 2007, respectively.

        In January 2007, we entered into forward contracts to exchange 124,368 U.S. dollars for 96,000 Euros and 194,000 Canadian dollars ("CAD") for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes discussed more fully in Note 6, the CAD for Euro swap was not renewed and replaced with additional U.S. for Euro swaps. These forward contracts were not renewed in the third quarter of 2007. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by our U.S. parent as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $1,785 of foreign exchange losses related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholder's equity. In May 2007, we entered into forward contracts to exchange 146,096 U.S. dollars for 73,600 in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying amounts, when appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $323 and $8,045 for the three and nine months ended September 30, 2007, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of September 30, 2007, we recorded an unrealized foreign exchange loss of $2,363 in other expense (income), net in the accompanying statement of operations.

(5)    Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2007 acquisitions was provided primarily through borrowings under our credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended September 30, 2007 are not presented due to the insignificant impact of the 2007 acquisitions on our consolidated results of operations.

        In the second quarter of 2007, we completed the acquisition of ArchivesOne, Inc. ("ArchivesOne"), a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was approximately $202,000 for ArchivesOne. In the third quarter of 2007, we acquired RMS Services—USA, Inc. ("RMS") for approximately $45,000 in cash. RMS, a leading provider of outsourced file-room services, offers hospitals comprehensive, next generation file-room and film-library management solutions. We funded both these acquisitions with cash and cash equivalents on-hand and borrowings under our new credit agreement (see Note 6).

        A summary of the consideration paid and the allocation of the purchase price of all 2007 acquisitions is as follows:

Cash Paid (gross of cash acquired)	$342,522
Fair Value of Identifiable Net Assets Acquired:
Tangible Assets Acquired(1)	82,963
Customer Relationships Acquired	174,212
Liabilities Assumed(2)	(81,815)

Total Fair Value of Identifiable Net Assets Acquired	175,360

Recorded Goodwill	$167,162

(1)
Consisted primarily of accounts receivable, prepaid expenses and other, land, buildings, racking and leasehold improvements.

(2)
Consisted primarily of accounts payable, accrued expenses and notes payable.

        Allocation of the purchase price for the 2007 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated costs of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with Emerging Issues Task Force No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2007 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2006	Nine Months Ended September 30, 2007
Reserves, Beginning Balance	$12,698	$5,553
Reserves Established	3,642	2,139
Expenditures	(5,181)	(3,233)
Adjustments to Goodwill, including currency effect(1)	(5,606)	(249)

Reserves, Ending Balance	$5,553	$4,210

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At September 30, 2007, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,168), severance costs ($419), and other exit costs ($1,623). These accruals are expected to be used prior to September 30, 2008, except for lease losses of $1,597, severance contracts of $102 and other exit costs of $125, all of which are based on contracts that extend beyond one year.

(6)    Long-term Debt

        Long-term debt consists of the following:

	December 31, 2006		September 30, 2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$170,472	$170,472	$—	$—
IMI Term Loan Facility(1)	312,000	312,000	—	—
IME Revolving Credit Facility(1)	77,819	77,819	—	—
IME Term Loan Facility(1)	189,005	189,005	—	—
New Revolving Credit Facility(1)	—	—	370,284	370,284
New Term Loan Facility(1)	—	—	299,250	299,250
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,789	72,240	71,804	71,522
8 5/8% Senior Subordinated Notes due 2013(2)(3)	448,001	461,310	447,985	453,472
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	293,865	287,988	307,155	291,797
7 3/4% Senior Subordinated Notes due 2015(2)(3)	438,594	438,802	437,909	430,177
6 5/8% Senior Subordinated Notes due 2016(2)(3)	315,553	305,600	315,924	299,200
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)	—	—	176,418	165,832
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	212,500	200,000	208,000
8% Senior Subordinated Notes due 2018(2)(3)	49,663	50,000	49,685	50,000
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	39,429	39,609	360,997	347,559
Real Estate Mortgages(1)	4,081	4,081	3,813	3,813
Seller Notes(1)	8,757	8,757	8,539	8,539
Other(1)	49,788	49,788	52,917	52,917

Total Long-term Debt	2,668,816		3,102,680
Less Current Portion	(63,105)		(28,381)

Long-term Debt, Net of Current Portion	$2,605,711		$3,074,299

(1)
The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2006 and September 30, 2007) or it is impracticable to estimate the fair value due to the nature of such long-term debt.

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2006 and September 30, 2007.

(3)
Collectively referred to as the Parent Notes.

        In January 2007, we completed an underwritten public offering of 225,000 Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219,200 Euro ($289,058), after paying the underwriters' discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the Iron Mountain Incorporated ("IMI") term loan and revolving credit facilities (collectively, the "IMI Credit Agreement").

        In March 2007, one of our Canadian subsidiaries, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Iron Mountain Canada Corporation ("Canada Company") was the continuing company, issued, in a private placement, 175,000 CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par and subsequently exchanged for publicly registered notes in the U.S., on July 27, 2007. The net proceeds of $146,760, after sales commissions, were used to repay outstanding indebtedness under the IMI term loan facility. IMI and certain of its domestic U.S. subsidiaries fully and unconditionally guarantee Canada Company's obligations under the Subsidiary Notes on a senior subordinated basis.

        We recorded a charge to other expense (income), net of $1,721 in the first quarter of 2007 related to the early retirement of the IMI term loans, representing the write-off of a portion of our deferred financing costs.

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI Credit Agreement of $750,000 and the IME credit agreement of 200,000 British pounds sterling (including both the IME revolving credit facility and IME term loan facility). The New Credit Agreement provides for borrowings in an aggregate principal amount of up to $900,000, including revolving credit facilities, subject to certain limitations as defined in the New Credit Agreement, in an aggregate amount of $600,000 (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $300,000 term loan facility (the "new term loan facility"). Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of $750 began in the third quarter of 2007 and will continue through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $4,021 in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs. As of September 30, 2007, we had $370,284 of borrowings under the new revolving credit facility, of which $86,000 was denominated in U.S. dollars and the remaining balance was denominated in CAD 282,000; we also had various outstanding letters of credit totaling $34,344. The remaining availability, based on IMI's current leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization, and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on September 30, 2007, was $195,372. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 6.2% to 7.8% and 6.8% to 6.9%, respectively, as of September 30, 2007. For the three and nine months ended September 30, 2006, we recorded commitment fees of $261 and $739, respectively, and for the three and nine months ended September 30, 2007, we recorded commitment fees of $234 and $1,020, respectively.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of September 30, 2007.

(7)    Selected Financial Information of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2006 and September 30, 2007 and for the three and nine months ended September 30, 2006 and 2007.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

        Additionally, the Parent guarantees the Subsidiary Notes. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

	December 31, 2006
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$16,354	$762	$28,253	$—	$45,369
Accounts Receivable	—	320,084	27,487	125,795	—	473,366
Intercompany Receivable	867,764	—	—	—	(867,764)	—
Other Current Assets	48	104,118	3,125	54,153	(458)	160,986

Total Current Assets	867,812	440,556	31,374	208,201	(868,222)	679,721
Property, Plant and Equipment, Net	—	1,362,891	149,653	502,691	—	2,015,235
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,795,790	10,962	—	—	(1,806,752)	—
Investment in Subsidiaries	1,095,821	797,014	—	—	(1,892,835)	—
Goodwill, Net	—	1,474,120	173,247	517,762	—	2,165,129
Other	26,451	142,382	9,233	172,406	(1,036)	349,436

Total Other Assets, Net	2,918,062	2,424,478	182,480	690,168	(3,700,623)	2,514,565

Total Assets	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$642,376	$111,226	$114,162	$(867,764)	$—
Current Portion of Long-term Debt	4,260	6,458	415	51,972	—	63,105
Total Other Current Liabilities	53,980	366,192	31,358	124,470	(458)	575,542
Long-term Debt, Net of Current Portion	2,169,508	17,115	166,917	252,171	—	2,605,711
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,795,790	—	9,962	(1,806,752)	—
Other Long-term Liabilities	3,853	323,986	23,264	56,533	(1,036)	406,600
Commitments and Contingencies
Minority Interests	—	—	—	5,290	—	5,290
Stockholders' Equity	1,553,273	1,076,008	30,327	786,500	(1,892,835)	1,553,273

Total Liabilities and Stockholders' Equity	$3,785,874	$4,227,925	$363,507	$1,401,060	$(4,568,845)	$5,209,521

	September 30, 2007
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$—	$2,870	$90,854	$(2,973)	$90,751
Accounts Receivable	—	369,359	34,433	156,293	—	560,085
Intercompany Receivable	867,107	—	100,425	—	(967,532)	—
Other Current Assets	48	75,694	4,425	32,420	(12,026)	100,561

Total Current Assets	867,155	445,053	142,153	279,567	(982,531)	751,397
Property, Plant and Equipment, Net	—	1,441,510	179,437	577,389	—	2,198,336
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,945,240	1,000	—	—	(1,946,240)	—
Investment in Subsidiaries	1,524,195	1,243,867	7,472	5,943	(2,781,477)	—
Goodwill, Net	—	1,607,989	204,116	600,135	—	2,412,240
Other	29,272	304,069	15,108	192,875	(114)	541,210

Total Other Assets, Net	3,498,707	3,156,925	226,696	798,953	(4,727,831)	2,953,450

Total Assets	$4,365,862	$5,043,488	$548,286	$1,655,909	$(5,710,362)	$5,903,183

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$853,723	$—	$113,809	$(967,532)	$—
Current Portion of Long-term Debt	3,774	3,858	519	20,230	—	28,381
Total Other Current Liabilities	64,731	387,311	40,075	151,964	(14,999)	629,082
Long-term Debt, Net of Current Portion	2,573,708	14,878	460,834	24,879	—	3,074,299
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,945,240	—	—	(1,946,240)	—
Other Long-term Liabilities	3,853	344,073	27,724	70,269	(114)	445,805
Commitments and Contingencies
Minority Interests	—	—	—	6,820	—	6,820
Stockholders' Equity	1,718,796	1,494,405	19,134	1,267,938	(2,781,477)	1,718,796

Total Liabilities and Stockholders' Equity	$4,365,862	$5,043,488	$548,286	$1,655,909	$(5,710,362)	$5,903,183

	Three Months Ended September 30, 2006
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$243,456	$18,447	$76,410	$—	$338,313
Service and Storage Material Sales	—	170,756	18,906	67,635	—	257,297

Total Revenues	—	414,212	37,353	144,045	—	595,610
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	183,966	19,237	74,024	—	277,227
Selling, General and Administrative	26	120,282	6,383	40,911	—	167,602
Depreciation and Amortization	23	35,557	2,670	14,896	—	53,146
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	351	154	—	—	505

Total Operating Expenses	49	340,156	28,444	129,831	—	498,480

Operating (Loss) Income	(49)	74,056	8,909	14,214	—	97,130
Interest Expense (Income), Net	42,883	(9,111)	3,396	13,294	—	50,462
Other Expense (Income), Net	13,438	(13,934)	(13)	1,092	—	583

(Loss) Income Before Provision for Income Taxes and Minority Interest	(56,370)	97,101	5,526	(172)	—	46,085
Provision (Benefit) for Income Taxes	—	18,227	2,082	(1,104)	—	19,205
Equity in the Earnings of Subsidiaries, Net of Tax	(82,983)	(3,768)	—	—	86,751	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(191)	458	—	267

Net Income	$26,613	$82,642	$3,635	$474	$(86,751)	$26,613

	Three Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$274,305	$21,823	$87,262	$—	$383,390
Service and Storage Material Sales	—	200,235	22,579	95,629	—	318,443

Total Revenues	—	474,540	44,402	182,891	—	701,833
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	210,486	19,291	92,821	—	322,598
Selling, General and Administrative	15	137,024	7,670	47,565	—	192,274
Depreciation and Amortization	39	42,751	3,075	17,342	—	63,207
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	541	95	(5,669)	—	(5,033)

Total Operating Expenses	54	390,802	30,131	152,059	—	573,046

Operating (Loss) Income	(54)	83,738	14,271	30,832	—	128,787
Interest Expense (Income), Net	50,097	(6,177)	7,158	6,478	—	57,556
Other Expense (Income), Net	27,614	3,009	1,530	(22,121)	(1,528)	8,504

(Loss) Income Before Provision for Income Taxes and Minority Interest	(77,765)	86,906	5,583	46,475	1,528	62,727
Provision for Income Taxes	—	6,153	2,703	1,791	—	10,647
Equity in the Earnings of Subsidiaries, Net of Tax	(129,099)	(52,701)	—	—	181,800	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	746	—	746

Net Income	$51,334	$133,454	$2,880	$43,938	$(180,272)	$51,334

	Nine Months Ended September 30, 2006
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$713,945	$53,368	$218,018	$—	$985,331
Service and Storage Material Sales	—	510,647	57,706	187,151	—	755,504

Total Revenues	—	1,224,592	111,074	405,169	—	1,740,835
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	537,259	57,727	203,899	—	798,885
Selling, General and Administrative	(64)	368,490	18,763	107,541	—	494,730
Depreciation and Amortization	60	106,238	7,264	40,705	—	154,267
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	649	97	(252)	—	494

Total Operating Expenses	(4)	1,012,636	83,851	351,893	—	1,448,376

Operating Income	4	211,956	27,223	53,276	—	292,459
Interest Expense (Income), Net	124,449	(25,004)	9,382	35,467	—	144,294
Other Expense (Income), Net	26,415	(34,808)	(13)	(716)	—	(9,122)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(150,860)	271,768	17,854	18,525	—	157,287
Provision for Income Taxes	—	54,012	6,785	3,591	—	64,388
Equity in the Earnings of Subsidiaries, Net of Tax	(242,588)	(22,822)	—	—	265,410	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(397)	1,568	—	1,171

Net Income	$91,728	$240,578	$11,466	$13,366	$(265,410)	$91,728

	Nine Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$794,221	$60,583	$249,430	$—	$1,104,234
Service and Storage Material Sales	—	581,562	63,978	253,260	—	898,800

Total Revenues	—	1,375,783	124,561	502,690	—	2,003,034
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	610,182	56,986	258,398	—	925,566
Selling, General and Administrative	15	403,882	21,864	135,863	—	561,624
Depreciation and Amortization	101	122,447	8,436	49,685	—	180,669
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	734	121	(5,494)	—	(4,639)

Total Operating Expenses	116	1,137,245	87,407	438,452	—	1,663,220

Operating (Loss) Income	(116)	238,538	37,154	64,238	—	339,814
Interest Expense (Income), Net	143,721	(7,379)	16,484	16,287	—	169,113
Other Expense (Income), Net	49,170	(6,051)	(5,089)	(46,427)	5,943	(2,454)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(193,007)	251,968	25,759	94,378	(5,943)	173,155
Provision for Income Taxes	—	32,611	7,773	6,370	—	46,754
Equity in the Earnings of Subsidiaries, Net of Tax	(318,100)	(101,313)	—	—	419,413	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	1,656	—	1,308

Net Income	$125,093	$320,670	$18,334	$86,352	$(425,356)	$125,093

	Nine Months Ended September 30, 2006
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(116,621)	$322,732	$23,438	$49,666	$—	$279,215
Cash Flows from Investing Activities:
Capital expenditures	—	(185,014)	(17,149)	(57,700)	—	(259,863)
Cash paid for acquisitions, net of cash acquired	—	(19,135)	(1,388)	(54,077)	—	(74,600)
Intercompany loans to subsidiaries	105,663	5,078	—	—	(110,741)	—
Investment in subsidiaries	(14,422)	(14,422)	—	—	28,844	—
Investment in joint ventures	—	—	—	(3,129)	—	(3,129)
Additions to customer relationship and acquisition costs	—	(6,725)	(321)	(3,299)	—	(10,345)
Proceeds from sales of property and equipment and other, net	—	(2,163)	96	2,349	—	282

Cash Flows from Investing Activities	91,241	(222,381)	(18,762)	(115,856)	(81,897)	(347,655)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(416,664)	(7,272)	(4,931)	(18,694)	—	(447,561)
Proceeds from debt and term loans	341,273	—	21,695	45,088	—	408,056
Early retirement of senior subordinated notes	(112,397)	—	—	—	—	(112,397)
Net proceeds from sales of senior subordinated notes	196,608	—	—	—	—	196,608
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(2,025)	—	(2,025)
Intercompany loans from parent	—	(107,868)	(21,437)	18,564	110,741	—
Equity contribution from parent	—	14,422	—	14,422	(28,844)	—
Proceeds from exercise of stock options and employee stock purchase plan	14,083	—	—	—	—	14,083
Excess tax benefits from stock-based compensation	2,820	—	—	—	—	2,820
Payment of debt financing and stock issuance costs	(343)	—	—	—	—	(343)

Cash Flows from Financing Activities	25,380	(100,718)	(4,673)	57,355	81,897	59,241
Effect of exchange rates on cash and cash equivalents	—	—	(132)	1,307	—	1,175

Decrease in cash and cash equivalents	—	(367)	(129)	(7,528)	—	(8,024)
Cash and cash equivalents, beginning of period	—	10,658	2,517	40,238	—	53,413

Cash and cash equivalents, end of period	$—	$10,291	$2,388	$32,710	$—	$45,389

	Nine Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(131,078)	$341,286	$22,230	$98,415	$(2,973)	$327,880
Cash Flows from Investing Activities:
Capital expenditures	—	(182,426)	(9,408)	(73,812)	—	(265,646)
Cash paid for acquisitions, net of cash acquired	—	(285,158)	(2,306)	(52,351)	—	(339,815)
Intercompany loans to subsidiaries	(237,933)	(119,890)	—	—	357,823	—
Investment in subsidiaries	(5,619)	(5,619)	—	—	11,238	—
Additions to customer relationship and acquisition costs	—	(5,236)	(813)	(5,729)	—	(11,778)
Proceeds from sales of property and equipment and other, net	—	(201)	38	14,797	—	14,634

Cash Flows from Investing Activities	(243,552)	(598,530)	(12,489)	(117,095)	369,061	(602,605)
Cash Flows from Financing Activities:
Repayment of debt and term loans	(823,102)	(5,041)	(431,605)	(327,512)	—	(1,587,260)
Proceeds from debt and term loans	892,250	10	514,386	46,974	—	1,453,620
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(505)	—	(505)
Intercompany loans from parent	—	240,302	(234,745)	352,266	(357,823)	—
Equity contribution from parent	—	5,619	—	5,619	(11,238)	—
Proceeds from exercise of stock options and employee stock purchase plan	15,091	—	—	—	—	15,091
Excess tax benefits from stock-based compensation	4,995	—	—	—	—	4,995
Payment of debt financing and stock issuance costs	(3,662)	—	(2,060)	—	—	(5,722)

Cash Flows from Financing Activities	374,630	240,890	(7,264)	76,842	(369,061)	316,037
Effect of exchange rates on cash and cash equivalents	—	—	(369)	4,439	—	4,070

(Decrease) Increase in cash and cash equivalents	—	(16,354)	2,108	62,601	(2,973)	45,382
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$—	$2,870	$90,854	$(2,973)	$90,751

(8)    Segment Information

        We have six operating segments, as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); secure shredding services ("Shredding"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business

  •
  Worldwide Digital Business—information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code

  •
  Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Shredding

  •
  South America—information protection and storage services throughout South America, including Hard Copy and Data Protection

  •
  Mexico—information protection and storage services throughout Mexico, including Hard Copy, Data Protection and Shredding

  •
  Asia Pacific—information protection and storage services throughout Australia, New Zealand, including Hard Copy, Data Protection and Shredding; and certain cities in India, Singapore, Hong Kong-SAR, Indonesia and Malaysia, including Hard Copy and Data Protection

        The South America, Mexico and Asia Pacific operating segments do not individually meet the quantitative thresholds for a reportable segment, but have been aggregated and reported with Europe as one reportable segment, "International Physical Business," given their similar economic characteristics, products, customers and processes. The Worldwide Digital Business does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended September 30, 2006
Total Revenues	$418,969	$141,024	$35,617	$595,610
Depreciation and Amortization	32,073	14,657	6,416	53,146
Contribution(1)	117,856	27,709	5,216	150,781
Expenditures for Segment Assets(2)	77,285	28,528	7,893	113,706
Three Months Ended September 30, 2007
Total Revenues	481,400	179,230	41,203	701,833
Depreciation and Amortization	39,086	17,061	7,060	63,207
Contribution	140,459	40,326	6,176	186,961
Expenditures for Segment Assets(2)	113,787	59,756	4,269	177,812
Nine Months Ended September 30, 2006
Total Revenues	1,244,124	396,177	100,534	1,740,835
Depreciation and Amortization	94,135	39,995	20,137	154,267
Contribution(1)	353,134	88,284	5,802	447,220
Total Assets	3,522,699	1,293,871	242,377	5,058,947
Expenditures for Segment Assets(2)	211,771	114,283	18,754	344,808
Nine Months Ended September 30, 2007
Total Revenues	1,392,648	492,346	118,040	2,003,034
Depreciation and Amortization	111,603	48,884	20,182	180,669
Contribution	398,094	101,067	16,683	515,844
Total Assets	4,180,221	1,492,364	230,598	5,903,183
Expenditures for Segment Assets(2)	470,830	133,173	13,236	617,239

(1)
Includes product management and marketing costs of $1,100 and $3,300 for the three and nine months ended September 30, 2006, respectively, previously reported in North American Physical Business, which are now reported in Worldwide Digital Business.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

        The accounting policies of the reportable segments are the same as those described in Note 2 except that certain corporate and centrally controlled costs are allocated primarily to our North American Physical Business and Worldwide Digital Business segments. These allocations, which include human resources, information technology, finance, rent, real estate property taxes, medical costs, incentive compensation, stock option expense, worker's compensation, 401(k) match contributions and property, general liability, auto and other insurance, are based on rates and methodologies established at the beginning of each year. Included in the corporate costs allocated to our North American Physical Business segment are certain costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Management has decided to allocate these costs to the North American Physical Business segment as further allocation is impracticable.

        Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation and amortization) and selling, general and administrative expenses (including the costs allocated to each segment as described above). Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
Contribution	$150,781	$186,961	$447,220	$515,844
Less: Depreciation and Amortization	53,146	63,207	154,267	180,669
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	505	(5,033)	494	(4,639)
Interest Expense, Net	50,462	57,556	144,294	169,113
Other Expense (Income), Net	583	8,504	(9,122)	(2,454)

Income before Provision for Income Taxes and Minority Interest	$46,085	$62,727	$157,287	$173,155

(9)    Commitments and Contingencies

  a.     Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2006. See our Current Report on Form 8-K dated May 10, 2007 for amounts outstanding at December 31, 2006.

  b.     Litigation

        On September 19, 2007, back-up media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We began efforts to locate the media after discovering its loss and notified LOSFA and appropriate law enforcement authorities; however, to date, the media has not been found after our investigation. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. We have received a letter from LOSFA demanding that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly affected individuals were filed in state courts in West Baton Rouge, Louisiana, in the 18th Judicial District for the Parish of West Baton Rouge, and in New Orleans, Louisiana, in the Civil District Court for the Parish of Orleans, and in the United States District Court for the Eastern District of Louisiana. These actions seek monetary damages under various theories of liability as a result of the lost media. We have notified our insurers and intend to defend these cases vigorously. As of September 30, 2007, we have not provided any loss reserves associated with these matters.

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

  c.     London Fire

        In July 2006, we experienced a significant fire in a records and information management facility in London, England that resulted in the complete destruction of the leased facility. The London Fire Brigade issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The London Fire Brigade also concluded that the installed sprinkler system failed to control the fire due to it being partially disabled prior to the fire and the back-up pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer for an appropriate response. Certain of the claims have also been settled for nominal amounts, typically 1 to 2 British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. As of September 30, 2007, we had approximately $865 recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheet. This represents primarily the net book value of the property, plant and equipment associated with this facility at the time of the incident and paid customer claims, net of $17,533 of property insurance proceeds received through IME's third quarter of 2007. We recorded approximately $12,917 to other expense (income), net in the first nine months of 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. Subsequent to IME's third quarter of 2007, IME received an additional payment from our insurance carrier of approximately 1,839 British pounds sterling ($3,766). This amount represents an additional payment of a portion of our business personal property, customer and expense claims with our insurance carrier. We have received recoveries related to our property claim with our insurance carriers that exceed the carrying value of such assets. We have recorded a gain on the disposal of property, plant and equipment of $5,767 in the three months ended September 30, 2007. We will record an additional gain on the disposal of property, plant and equipment of approximately $1,900 in the fourth quarter of 2007. We will utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

(10)    Subsequent Events

        Subsequent to the third quarter of 2007, we signed a definitive agreement to acquire Stratify, Inc. ("Stratify") for approximately $158,000 in cash. Stratify, a leader in advanced electronic discovery services for the legal market, offers in-depth discovery and data investigation solutions for AmLaw 200 law firms and leading Fortune 500 corporations. Stratify is based in Mountain View, California. This acquisition is subject to regulatory review and customary closing conditions and is expected to close by the end of 2007, though there can be no assurance that the acquisition will close on that schedule or that it will close at all.

        On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement by $300,000, or up to $1,200,000. This increase provides for borrowings under the new revolving credit facility, subject to certain limitations as defined in the New Credit Agreement, in an aggregate amount of up to $790,000, and $410,000 under the new term loan facility.

IRON MOUNTAIN INCORPORATED

Item 2.        Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2007 should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2007, included herein, and for the year ended December 31, 2006, included in our Current Report on Form 8-K dated May 10, 2007.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) changes in customer preferences and demand for our services; (2) changes in the price for our services relative to the cost of providing such services; (3) in the various digital businesses in which we are engaged, capital and technical requirements will be beyond our means, markets for our services will be less robust than anticipated, or competition will be more intense than anticipated; (4) the cost to comply with current and future legislation or regulation relating to privacy issues; (5) the impact of litigation that may arise in connection with incidents of inadvertent disclosures of customers' confidential information; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost and availability of financing for contemplated growth; (8) business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S. will not perform as anticipated; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; and (10) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net, (2) other (income) expense, net, (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principles. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2007	2006	2007
OIBDA	$150,276	$191,994	$446,726	$520,483
Less: Depreciation and Amortization	53,146	63,207	154,267	180,669

Operating Income	97,130	128,787	292,459	339,814
Less: Interest Expense, Net	50,462	57,556	144,294	169,113
Other Expense (Income), Net	583	8,504	(9,122)	(2,454)
Provision for Income Taxes	19,205	10,647	64,388	46,754
Minority Interest	267	746	1,171	1,308

Net Income	$26,613	$51,334	$91,728	$125,093

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our Annual Report on Form 10-K for the year ended December 31, 2006 as filed with the SEC on March 1, 2007 and the consolidated financial statements and the notes included in our Current Report on Form 8-K for the year ended December 31, 2006 as filed with the SEC on May 10, 2007. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2006.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2007 within each section. Trends and changes that are consistent within the three and nine months periods are not repeated and are discussed only on a year to date basis.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2006 to Three and Nine Months Ended September 30, 2007 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percent Change
	2006	2007
Revenues	$595,610	$701,833	$106,223	17.8%
Operating Expenses	498,480	573,046	74,566	15.0%

Operating Income	97,130	128,787	31,657	32.6%
Other Expenses, Net	70,517	77,453	6,936	9.8%

Net Income	$26,613	$51,334	$24,721	92.9%

OIBDA(1)	$150,276	$191,994	$41,718	27.8%

OIBDA Margin(1)	25.2%	27.4%

	Nine Months Ended September 30,
			Dollar Change	Percent Change
	2006	2007
Revenues	$1,740,835	$2,003,034	$262,199	15.1%
Operating Expenses	1,448,376	1,663,220	214,844	14.8%

Operating Income	292,459	339,814	47,355	16.2%
Other Expenses, Net	200,731	214,721	13,990	7.0%

Net Income	$91,728	$125,093	$33,365	36.4%

OIBDA(1)	$446,726	$520,483	$73,757	16.5%

OIBDA Margin(1)	25.7%	26.0%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $45.1 million, or 13.3%, to $383.4 million and $118.9 million, or 12.1%, to $1.1 billion for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. The increase in the three and nine month periods ended September 30, 2007 is primarily attributable to internal revenue growth (8% and 9%, respectively), resulting from solid net volume growth and the net result of pricing actions, foreign currency exchange rate fluctuations (2% in both periods), and acquisitions (3% and 2%, respectively).

        Consolidated service and storage material sales revenues increased $61.1 million, or 23.8%, to $318.4 million and $143.3 million, or 19.0%, to $898.8 million for the three and nine months ended September 30, 2007 compared to the same periods in 2006, respectively. The increase in the three and nine month periods ended September 30, 2007 is attributable to internal revenue growth (16% and 12%, respectively), acquisitions (5% and 4%, respectively), and foreign currency exchange rate fluctuations (3% in both periods). Internal growth was driven primarily by strong project revenue growth in North America and Europe and strong growth of recycled paper revenues, and was supported by solid storage-related services revenue growth.

        For the reasons stated above, our consolidated revenues increased $106.2 million, or 17.8%, to $701.8 million and $262.2 million, or 15.1%, to $2.0 billion for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006. Foreign currency exchange rate fluctuations that impacted our revenues were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Internal revenue growth was 7% and 12% for the three months ended September 30, 2006 and 2007, respectively, and 9% and 10% for the nine months ended September 30, 2006 and 2007, respectively. We calculate internal revenue growth in local currency for our international operations.

Internal Growth—Eight-Quarter Trend

	2005	2006				2007
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	10%	10%	11%	11%	10%	9%	9%	8%
Service and Storage Material Sales Revenue	9%	8%	8%	3%	10%	10%	11%	16%
Total Revenue	9%	10%	9%	7%	10%	9%	10%	12%

        Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in one of our London, England facilities. Over the past eight quarters, the internal growth rate of our storage revenues has decreased from a range of 10% to 11% to a range of 8% to 9%. Storage growth in our North American Physical Business remained within our targeted range and we continued to benefit from a positive pricing environment. Storage growth in our U.K. business was slightly below our targeted range due primarily to increased levels of destructions and permanent withdrawals. Strong growth rates in Latin America, Asia Pacific and in our digital services business further supported consolidated internal growth. Net carton volume growth is a function of the rate at which new cartons are added by existing and new customers, offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer, such as large special projects, data products and carton sales, and the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs, and may often be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market.

        The internal growth rate for service and storage material sales revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that will be completed in 2008; (3) continued growth in our secure shredding operations; and (4) a large data restoration project completed by our digital services business in the third quarter of 2005.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended September 30,				% of Condsolidated Revenues
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2006	2007			2006	2007
Labor	$135,108	$154,459	$19,351	14.3%	22.7%	22.0%	(0.7)%
Facilities	83,206	97,190	13,984	16.8%	14.0%	13.8%	(0.2)%
Transportation	29,399	34,871	5,472	18.6%	4.9%	5.0%	0.1%
Product Cost of Sales	12,055	13,685	1,630	13.5%	2.0%	1.9%	(0.1)%
Other	17,459	22,393	4,934	28.3%	2.9%	3.2%	0.3%

	$277,227	$322,598	$45,371	16.4%	46.5%	45.9%	(0.6)%

	Nine Months Ended September 30,				% of Condsolidated Revenues
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2006	2007			2006	2007
Labor	$389,168	$446,600	$57,432	14.8%	22.4%	22.3%	(0.1)%
Facilities	238,142	279,287	41,145	17.3%	13.7%	13.9%	0.2%
Transportation	82,864	96,510	13,646	16.5%	4.8%	4.8%	0.0%
Product Cost of Sales	36,903	41,167	4,264	11.6%	2.1%	2.1%	0.0%
Other	51,808	62,002	10,194	19.7%	3.0%	3.1%	0.1%

	$798,885	$925,566	$126,681	15.9%	45.9%	46.2%	0.3%

Labor

        For the nine months ended September 30, 2007 as compared to the nine months ended September 30, 2006, labor expense as a percentage of consolidated revenues remained mostly unchanged. This is mainly a result of our recent shredding and document management solutions acquisitions in Europe and Latin America, which have a higher service revenue component and are therefore more labor intensive, offset by Asia Pacific labor decreasing as a percentage of revenue, as that business begins to scale.

Facilities

        Facilities costs as a percentage of consolidated revenues increased to 13.9% for the nine months ended September 30, 2007 from 13.7% for the nine months ended September 30, 2006. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in insurance, security costs, maintenance and rent. The largest component of our facilities cost is rent expense, which increased in dollar terms by $19.1 million for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The increase in rent is mainly driven by the timing of new real estate and, to a lesser extent, costs associated with moving out of substandard facilities obtained through acquisitions. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical business, helps to lower our facilities costs as a percentage of consolidated revenues.

Transportation

        Our transportation expenses, which remained unchanged as a percentage of consolidated revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses and maintenance, all of which increased in dollar terms in a comparable manner with revenue.

Product and Other Cost of Sales

        Product and other cost of sales are highly correlated to complementary revenue streams and as a result remained largely unchanged as a percentage of consolidated revenue for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. Total product and other cost of sales, which includes cartons, media and shredding costs, for the nine months ended September 30, 2007 were slightly higher in dollar terms compared to the nine months ended September 30, 2006 due to increased revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended September 30,				% of Condsolidated Revenues
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2006	2007			2006	2007
General and Administrative	$82,958	$93,857	$10,899	13.1%	13.9%	13.4%	(0.5)%
Sales, Marketing & Account Management	53,181	63,262	10,081	19.0%	8.9%	9.0%	0.1%
Information Technology	30,065	34,151	4,086	13.6%	5.0%	4.9%	(0.1)%
Bad Debt Expense	1,398	1,004	(394)	(28.2)%	0.2%	0.1%	(0.1)%

	$167,602	$192,274	$24,672	14.7%	28.1%	27.4%	(0.7)%

	Nine Months Ended September 30,				% of Consolidated Revenues
			Dollar Change	Percent Change			Percent Change (Favorable)/Unfavorable
	2006	2007			2006	2007
General and Administrative	$245,896	$276,964	$31,068	12.6%	14.1%	13.8%	(0.3)%
Sales, Marketing & Account Management	157,765	183,456	25,691	16.3%	9.1%	9.2%	0.1%
Information Technology	87,629	98,615	10,986	12.5%	5.0%	4.9%	(0.1)%
Bad Debt Expense	3,440	2,589	(851)	(24.7)%	0.2%	0.1%	(0.1)%

	$494,730	$561,624	$66,894	13.5%	28.4%	28.0%	(0.4)%

General and Administrative

        The decrease in general and administrative expenses as a percentage of consolidated revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 is mainly attributable to overhead leverage, which offset increased incentive compensation expense and start-up costs related to certain international joint ventures.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Compensation and commissions are the most significant components of sales, marketing and account management expenses. While our average sales force headcount increased only slightly during the first nine months of 2007 as compared to the same period in 2006, we increased discretionary training and marketing spending during that period. Offsetting those increases in expenditures were changes to commission-based compensation plans, which resulted in lower costs for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006.

Information Technology

        Information technology expenses decreased slightly as a percentage of consolidated revenues for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006. The dollar increase in information technology expenses is due to compensation expense, consulting fees and communication costs which are correlated to our increase in revenues.

Depreciation, Amortization and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $26.4 million to $180.7 million (9.0% of consolidated revenues) for the nine months ended September 30, 2007 from $154.3 million (8.9% of consolidated revenues) for the nine months ended September 30, 2006. Depreciation expense increased $8.2 million and $22.4 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, as well as accelerated depreciation on buildings we have chosen to exit. Amortization expense increased $1.9 million and $4.0 million for the three and nine months ended September 30, 2007, respectively, compared to the same periods in 2006, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the later part of 2006 and in the first nine months of 2007.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $4.6 million for the nine months ended September 30, 2007, consisted primarily of a gain related to insurance proceeds from our property claim associated with the July 2006 fire in one of our London, England facilities.

OPERATING INCOME

        As a result of the foregoing factors, consolidated operating income increased $31.7 million, or 32.6%, to $128.8 million (18.4% of consolidated revenues) for the three months ended September 30, 2007 from $97.1 million (16.3% of consolidated revenues) for the three months ended September 30, 2006. Consolidated operating income increased $47.4 million, or 16.2%, to $339.8 million (17.0% of consolidated revenues) for the nine months ended September 30, 2007 from $292.5 million (16.8% of consolidated revenues) for the nine months ended September 30, 2006.

OIBDA

        As a result of the foregoing factors, consolidated OIBDA increased $41.7 million, or 27.8%, to $192.0 million (27.4% of consolidated revenues) for the three months ended September 30, 2007 from $150.3 million (25.2% of consolidated revenues) for the three months ended September 30, 2006. Consolidated OIBDA increased $73.8 million, or 16.5%, to $520.5 million (26.0% of consolidated revenues) for the nine months ended September 30, 2007 from $446.7 million (25.7% of consolidated revenues) for the nine months ended September 30, 2006.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $7.1 million to $57.6 million (8.2% of consolidated revenues) for the three months ended September 30, 2007 from $50.5 million (8.5% of consolidated revenues) for the three months ended September 30, 2006 and increased $24.8 million to $169.1 million (8.4% of consolidated revenues) for the nine months ended September 30, 2007 from $144.3 million (8.3% of consolidated revenues) for the nine months ended September 30, 2006 due to increased borrowings to fund acquisitions and an increase in our weighted average interest rate from 7.5% as of September 30, 2006 to 7.6% as of September 30, 2007. In addition, as a result of the repayment of IME's revolving credit facility and term loans with borrowings in the U.S., we had an increase of approximately $4.1 million in consolidated interest expense in the second quarter of 2007. This is a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows.

Other Expense (Income), Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
	2006	2007	Change	2006	2007	Change
Foreign currency transaction (gains) losses, net	$(2,131)	$9,379	$11,510	$(10,646)	$5,385	$16,031
Other, net	2,714	(875)	(3,589)	1,524	(7,839)	(9,363)

	$583	$8,504	$7,921	$(9,122)	$(2,454)	$6,668

        Foreign currency transaction losses, net of $5.4 million based on period-end exchange rates were recorded in the nine months ended September 30, 2007, primarily due to the strengthening of the Canadian dollar, Euro and British pound sterling against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

        Foreign currency transaction gains, net of $10.6 million based on period-end exchange rates were recorded in the nine months ended September 30, 2006, primarily due to the strengthening of the British pound sterling, Canadian dollar, and Euro, and the weakening of the Australian dollar against the U.S. dollar compared to December 31, 2005, as these currencies relate to our intercompany balances with and between our Australian, U.K., and European subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

        Other, net increased by $9.4 million in the nine months ended September 30, 2007 over the same period in 2006 primarily as a result of business interruption insurance proceeds of $12.9 million pertaining to the July 2006 fire in one of our London, England facilities, offset by a $5.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities. During the three months ended September 30, 2006, we redeemed or purchased a portion of our outstanding 8 1/4% Senior Subordinated Notes due 2011 and 85/8% Senior Subordinated Notes due 2013 resulting in a charge of $2.8 million, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums.

Provision for Income Taxes

        Our effective tax rates for the three months ended September 30, 2006 and 2007 were 41.7% and 17.0%, respectively. Our effective tax rates for the nine months ended September 30, 2006 and 2007 were 40.9% and 27.0%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. Our 2007 effective tax rate reflects the positive impact of our recent business reorganization in Europe. Additionally, for the three and nine months ended September 30, 2007, our effective tax rate was reduced by approximately 13.0% and 7.3%, respectively, as a result of foreign currency gains and losses, which were incurred in different tax jurisdictions. Our effective tax rate was reduced by an additional 5.5% and 2% for the three and nine months ended September 30, 2007, respectively, due to other discrete items, including state tax law and rate changes in the U.S., a tax rate change in the U.K. and the resolution of certain tax matters. During the second quarter of 2006, we recorded a reduction in income tax expense as a result of a new Texas law changing the way state income tax is calculated in that state. As a result of this change, we reversed a deferred tax liability of $1.7 million, net of federal tax benefit, related to our Texas state taxes. Our effective tax rate is subject to future variability due to: (a) changes in the mix of income from foreign jurisdictions; (b) tax law changes; (c) volatility in foreign exchange gains and (losses); and (d) the timing of the establishment and reversal of tax reserves, among other items. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.7 million and $1.3 million for the three and nine months ended September 30, 2007, respectively, compared to $0.3 million and $1.2 million for the three and nine months ended September 30, 2006, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of all the foregoing factors, for the three and nine months ended September 30, 2007 consolidated net income was $51.3 million (7.3% of consolidated revenues) and $125.1 million (6.2% of consolidated revenues), respectively, compared to consolidated net income of $26.6 million (4.5% of consolidated revenues) and $91.7 million (5.3% of consolidated revenues) for the three and nine months ended September 30, 2006, respectively.

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. Our reportable segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 8 of Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); secure shredding services ("Shredding"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business. Our International Physical Business segment offers information protection and storage services throughout Europe, South America, Mexico and Asia Pacific, including Hard Copy, Data Protection and Shredding. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving and third party technology escrow services that protect intellectual property assets such as software source code.

North American Physical Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	September 30, 2006	September 30, 2007	Increase in Revenues	Percentage Increase in Revenues	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Three Months Ended	$418,969	$481,400	$62,431	14.9%	$117,856	$140,459	28.1%	29.2%
Nine Months Ended	$1,244,124	$1,392,648	$148,524	11.9%	$353,134	$398,094	28.4%	28.6%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2006	September 30, 2007
Three Months Ended	$32,073	$39,086
Nine Months Ended	$94,135	$111,603

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the nine months ended September 30, 2007, revenue in our North American Physical Business segment increased 11.9%, primarily due to stable storage internal growth rates, continued strength in special projects, higher recycled paper revenues, and acquisitions, primarily ArchivesOne, Inc. ("ArchivesOne"), which contributed $20.1 million (1.6%). In addition, favorable currency fluctuations during the nine months ended September 30, 2007 in Canada resulted in increased revenue, as measured in U.S. dollars, of 0.3% when compared to the nine months ended September 30, 2006. Contribution as a percent of segment revenue increased in the nine months ended September 30, 2007 due mainly to strong service revenue growth and overhead leverage. Increased occupancy costs such as rent, security and insurance, and higher costs associated with the acquisition of new real estate and moving out of substandard facilities obtained through acquisitions also impacted segment contribution.

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

International Physical Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	September 30, 2006	September 30, 2007	Increase in Revenues	Percentage Increase in Revenues	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Three Months Ended	$141,024	$179,230	$38,206	27.1%	$27,709	$40,326	19.6%	22.5%
Nine Months Ended	$396,177	$492,346	$96,169	24.3%	$88,284	$101,067	22.3%	20.5%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2006	September 30, 2007
Three Months Ended	$14,657	$17,061
Nine Months Ended	$39,995	$48,884

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 24.3% during the nine months ended September 30, 2007, due to internal growth of 11% and acquisitions in Europe and Latin America. Further, favorable currency fluctuations during the nine months ended September 30, 2007, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of 9.9% compared to the nine months ended September 30, 2006. Contribution as a percent of segment revenue decreased in the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006, primarily due to the acquisition of lower-margin shredding and document management solutions businesses in Europe and Latin America, the impact of start-up costs in certain international joint ventures and the loss of gross margin associated with the July, 2006 fire in one of our London, England facilities. For the three months ended September 30, 2007, contribution as a percent of segment revenue increased in comparison to the same period in 2006 as a result of higher-margin special projects, in particular two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that will be completed in 2008.

Worldwide Digital Business

	Segment Revenue				Segment Contribution(1)		Segment Contribution(1) as a Percentage of Segment Revenue
	September 30, 2006	September 30, 2007	Increase in Revenues	Percentage Increase in Revenues	September 30, 2006	September 30, 2007	September 30, 2006	September 30, 2007
Three Months Ended	$35,617	$41,203	$5,586	15.7%	$5,216	$6,176	14.6%	15.0%
Nine Months Ended	$100,534	$118,040	$17,506	17.4%	$5,802	$16,683	5.8%	14.1%

Items Excluded from the Calculation of Contribution(1)

	Depreciation and Amortization
	September 30, 2006	September 30, 2007
Three Months Ended	$6,416	$7,060
Nine Months Ended	$20,137	$20,182

(1)
See Note 8 of Notes to Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the nine months ended September 30, 2007, revenue in our Worldwide Digital Business segment increased 17.4%, due almost entirely to strong internal growth. This is primarily attributable to growth in digital storage revenue from our online backup service offerings for both personal computers and remote servers, and growth in storage of email archiving. Contribution as a percent of segment revenue increased due to the full benefit of the integration of the LiveVault Corporation acquisition completed in the fourth quarter of 2006, which offset the impact of substantial increases in engineering headcount as a result of recent acquisitions.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows as of, and for the nine months ended, September 30, 2006 and 2007 (in thousands):

	2006	2007
Cash flows provided by operating activities	$279,215	$327,880
Cash flows used in investing activities	(347,655)	(602,605)
Cash flows provided by financing activities	59,241	316,037
Cash and cash equivalents at the end of period	45,389	90,751

        Net cash provided by operating activities was $327.9 million for the nine months ended September 30, 2007, compared to $279.2 million for the nine months ended September 30, 2006. The increase resulted primarily from an increase in operating income, including $12.9 million of business interruption insurance income related to the fire in one of our London, England facilities, and non-cash items, such as depreciation and amortization, deferred income taxes, early extinguishment of debt, and foreign currency gains and losses, and the net change in operating assets and liabilities, exclusive of acquisitions.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the nine months ended September 30, 2007 amounted to $277.4 million. For the nine months ended September 30, 2007, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities. We received $15.8 million in proceeds from our insurance carrier related to the fire in one of our London, England facilities associated with our property claim. Excluding acquisitions, we expect our capital expenditures to be between $385 million and $415 million in the year ending December 31, 2007. Included in our estimated capital expenditures for 2007 is $40 million to $50 million of opportunity-driven real estate purchases.

        In the nine months ended September 30, 2007, we paid net cash consideration of $339.8 million for acquisitions, most notably the ArchivesOne and RMS Services—USA, Inc. acquisitions in the U.S. records management business. We also acquired a number of small records management and shredding businesses in North America and Europe. Cash flows provided from operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

        Net cash provided by financing activities was $316.0 million for the nine months ended September 30, 2007. During the nine months ended September 30, 2007, we had gross borrowings under our revolving credit and term loan facilities of $1.5 billion, $435.8 million of proceeds from the sale of senior subordinated notes, $15.1 million of proceeds from the exercise of stock options and $5.0 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay debt and term loans ($1.6 billion), repay debt financing from minority stockholders, net ($0.5 million) and payment of deferred financing costs of ($5.7 million).

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2007 was comprised of the following (in thousands):

New Revolving Credit Facility(1)	$370,284
New Term Loan Facility(1)	299,250
8 1/4% Senior Subordinated Notes due 2011(2)	71,804
8 5/8% Senior Subordinated Notes due 2013(2)	447,985
7 1/4% GBP Senior Subordinated Notes due 2014(2)	307,155
7 3/4% Senior Subordinated Notes due 2015(2)	437,909
6 5/8% Senior Subordinated Notes due 2016(2)	315,924
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	176,418
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,685
6 3/4% Euro Senior Subordinated Notes due 2018(2)	360,997
Real Estate Mortgages	3,813
Seller Notes	8,539
Other	52,917

Total Long-term Debt	3,102,680
Less Current Portion	(28,381)

Long-term Debt, Net of Current Portion	$3,074,299

(1)
All intercompany notes and the capital stock of most of our U.S. subsidiaries are pledged to secure these debt instruments.

(2)
Collectively referred to as the Parent Notes. Iron Mountain Incorporated ("IMI") is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation ("Canada Company") and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

        Our revolving credit and term loan facilities, as well as our indentures use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.4 as of both December 31, 2006 and September 30, 2007, compared to a maximum allowable ratio of 5.50. Similarly, our bond leverage ratio, per the indentures, was 4.6 and 5.7 as of December 31, 2006 and September 30, 2007, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In January 2007, we completed an underwritten public offering of 225 million Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219.2 million Euro ($289.1 million), after paying the underwriters' discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the IMI term loan and revolving credit facilities.

        In March 2007, one of our Canadian subsidiaries, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Canada Company was the continuing company, issued, in a private placement, 175.0 million CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par and subsequently exchanged for publicly registered notes in the U.S., on July 27, 2007. The net proceeds of $146.8 million, after sales commissions, were used to repay outstanding indebtedness under the IMI term loan facility. IMI and the Guarantors fully and unconditionally guarantee Canada Company's obligations under the Subsidiary Notes on a senior subordinated basis.

        We recorded a charge to other income, net of $1.7 million in the first quarter of 2007 related to the early retirement of IMI term loans, representing the write-off of a portion of our deferred financing costs.

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750 million and the IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement to $1,200 million. The New Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410 million term loan facility (the "new term loan facility"). Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, we are required to make quarterly loan payments of $1.0 million through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $4.0 million in the second quarter of 2007 related to the early retirement of the IMI revolving credit facility and IME revolving credit facility and term loans, representing the write-off of deferred financing costs.

        As of September 30, 2007, we had $370.3 million of borrowings under the new revolving credit facility, of which $86.0 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 282.0 million); we also had various outstanding letters of credit totaling $34.3 million. The remaining availability, based on IMI's current leverage ratio, which is calculated based on the last 12 months' EBITDA, other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on September 30, 2007, was $195.4 million. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 6.2% to 7.8% and 6.8% to 6.9%, respectively, as of September 30, 2007.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of September 30, 2007.

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

        Subsequent to the third quarter of 2007, we signed a definitive agreement to acquire Stratify, Inc. ("Stratify") for approximately $158 million in cash. Stratify, a leader in advanced electronic discovery services for the legal market, offers in-depth discovery and data investigation solutions for AmLaw 200 law firms and leading Fortune 500 corporations. Stratify is based in Mountain View, California. This acquisition is subject to regulatory review and customary closing conditions and is expected to close by the end of 2007, though there can be no assurance that the acquisition will close on that schedule or that it will close at all.

Net Operating Loss Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2021 of $75.6 million at September 30, 2007 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $18.2 million (net of federal tax benefit), which begins to expire in 2007 through 2024, subject to a valuation allowance of approximately 98%. As a result of these loss carryforwards, we do not expect to pay any significant U.S. federal taxes in 2007.

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

        As of September 30, 2007, we had $681.8 million of variable rate debt outstanding with a weighted average variable interest rate of 6.7%, and $2,420.9 million of fixed rate debt outstanding. As of September 30, 2007, 78.0% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three months ended September 30, 2007 would have been reduced by $1.4 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of September 30, 2007.

Currency Risk

        Our investments in IME, Canada Company, Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd., Iron Mountain Australia Pty Ltd., Iron Mountain New Zealand Ltd. and our other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Euro, Canadian dollar and British pound sterling. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency.

        The impact on our earnings is mitigated somewhat by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries and Iron Mountain Switzerland GmbH and our foreign subsidiaries and IME. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our three foreign investments in the U.K., Canada and Asia Pacific. Specifically, through our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/ 4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the IMI revolving credit facility, and now the New Credit Agreement, and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords Records Management in Australia and New Zealand in December 2005, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a tax efficient natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and, contemporaneously in September 2006, we entered into forward contracts to exchange U.S. dollars for 55 million in Australian dollars ("AUD") and 20.2 million in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. In addition, in January, 2007 we entered into forward contracts to exchange 124.4 million U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and replaced with additional U.S. for Euro swaps. These forward contracts mentioned above were not renewed in the third quarter of 2007. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by our U.S. parent as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, foreign exchange gains and losses related to the mark to marking of that portion of debt is being recorded to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholder's equity. We re-designate our hedge of net investment at the beginning of each quarter. In May 2007, we entered into forward contracts to exchange 146.1 million U.S. dollars for 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts as appropriate, to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract. As of September 30, 2007, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of stockholders' equity.

Item 4.        Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2007 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.        Legal Proceedings

        On September 19, 2007, back-up media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We began efforts to locate the media after discovering its loss and notified LOSFA and appropriate law enforcement authorities; however, to date, the media has not been found after our investigation. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. We have received a letter from LOSFA demanding that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly affected individuals were filed in state courts in West Baton Rouge, Louisiana, in the 18th Judicial District for the Parish of West Baton Rouge (Paula Jeanette Harville Sibille, Jillian Loar Smith, Brittany Ann Del Barto, Stefanie M. Henderson and Wendy E. Ogden v. Iron Mountain Information Management, Inc., ABC Insurance Company, John Doe #1 and John Doe #2), and in New Orleans, Louisiana, in the Civil District Court for the Parish of Orleans (Christine M. Bradley and Jennifer B. Lacey, individually on behalf of themselves and on behalf of all others similarly situated, v. Iron Mountain Incorporated, Iron Mountain Information Management, Inc., Iron Mountain Government Services Incorporated and the Louisiana Office of Student Financial Assistance), and in the United States District Court for the Eastern District of Louisiana (Jason Melancon, Jeffrey Rourse, M.D. v. Louisiana Office of Student Financial Assistance and Iron Mountain Incorporated). These actions seek monetary damages under various theories of liability as a result of the lost media. We have notified our insurers and intend to defend these cases vigorously.

Item 1A.     Risk Factors

        There are no material changes from the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds

        There was no common stock repurchased or sales of unregistered securities for the third quarter ended September 30, 2007.

Item 6.        Exhibits

  (a)   Exhibits

Exhibit No.	Description
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
November 9, 2007 (DATE)	BY:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial Officer)

QuickLinks

Index
  Part I. Financial Information
  Item 1. Unaudited Consolidated Financial Statements
CONSOLIDATED BALANCE SHEETS
CONSOLIDATED STATEMENTS OF OPERATIONS
CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 6. Exhibits
SIGNATURES