Form 10-K
period 2007-12-31
IRON MOUNTAIN INC
filed 2008-02-29
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2007
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-13045

IRON MOUNTAIN INCORPORATED
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation) 745 Atlantic Avenue, Boston, Massachusetts (Address of principal executive offices)	23-2588479 (I.R.S. Employer Identification No.) 02111 (Zip Code)
617-535-4766 (Registrant's telephone number, including area code)

         Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock, $.01 par value per share	New York Stock Exchange

         Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2007, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $4,642,366,751 based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 15, 2008: 200,835,645

IRON MOUNTAIN INCORPORATED
2007 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

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

        Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

  •
  the cost to comply with current and future legislation, regulations and customer demands relating to privacy issues;

  •
  the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information;

  •
  changes in the price for our services relative to the cost of providing such services;

  •
  changes in customer preferences and demand for our services;

  •
  in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services, or competition for customers;

  •
  our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

  •
  the cost or potential liabilities associated with real estate necessary for our business;

  •
  the performance of business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S.;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate;

  •
  claims that our technology violates the intellectual property rights of a third party; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

        Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors."

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

ii

PART I

Item 1.    Business.

A.    Development of Business.

        We believe we are the global leader in information protection and storage services. We help organizations around the world reduce the costs and risks associated with information protection and storage. We offer comprehensive records management and data protection solutions, along with the expertise and experience to address complex information challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain is a trusted partner to more than 100,000 corporate clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 93% of the Fortune 1000 and more than 90% of the FTSE 100. As of December 31, 2007, we provided services in 37 countries on five continents, employed over 20,000 people and operated over 1,000 records management facilities.

        Now in our 57th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a business with limited product offerings and annual revenues of $104 million in 1995 into a global enterprise providing a broad range of information protection and storage services to customers in markets around the world with total revenues of $2.7 billion for the year ended December 31, 2007.

        Our growth between 1995 and 2000 was accomplished primarily through the acquisition of U.S. information protection and storage services companies. In 2001, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This has been the case in each year since 2001 with the exception of 2004, when revenue growth from acquisitions exceeded internal revenue growth due primarily to the acquisition of the records management operations of Hays plc ("Hays IMS") in July 2003. In the absence of unusual acquisition activity, we expect to achieve most of our revenue growth internally in 2008 and beyond.

        In 2007, our U.S. physical businesses were supplemented by two significant acquisitions: ArchivesOne, Inc. ("ArchivesOne") in May and RMS Services—USA, Inc. ("RMS") in September. In December 2007 our digital business was supplemented by the acquisition of Stratify Inc. ("Stratify"). Prior to 2007, we completed two significant digital acquisitions: Connected Corporation ("Connected") in November 2004 and LiveVault Corporation ("LiveVault") in December 2005. We expect our digital acquisitions will be of two primary types, those that bring us new or improved technologies to enhance our existing technology portfolio and those that increase our market position through technology and established revenue streams.

        We expect to achieve our internal revenue growth objectives primarily through a sophisticated sales and account management coverage model designed to drive incremental revenues by acquiring new customer relationships and increasing business with new and existing customers by selling them our products and services in new geographies and selling additional products and services such as secure shredding, digital data protection, document management services and eDiscovery services. These selling efforts will be augmented and supported by an expanded marketing program, which includes product management as a core discipline. We are also developing an extensive worldwide network of channel partners through which we are selling a wide array of technology solutions, primarily our digital data protection and recovery products and services.

B.    Description of Business.

Overview

        Our information protection and storage services can be broadly divided into three major service categories: records management, data protection and recovery, and information destruction. We offer both physical services and technology solutions in each of these categories. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include various forms of magnetic media such as computer tapes and hard drives and optical disks.

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

        Our information destruction services are comprised almost exclusively of secure shredding services. Secure shredding services complete the life cycle of a record and involve the shredding of sensitive documents in a way that ensures privacy and a secure chain of custody for the records. These services typically include either the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide or the shredding of documents stored in records facilities upon the expiration of their scheduled retention periods. Our technology-based information destruction services include DataDefense, which provides automatic, intelligent encryption of sensitive PC data and, when behaviors that are inconsistent with authorized use are detected, that data is automatically eliminated and the PC is disabled—this is designed to render the data useless to unauthorized users.

        In addition to our core records management, data protection and recovery, and information destruction services, we sell storage materials, including cardboard boxes and magnetic media, and provide consulting, facilities management, fulfillment and other outsourcing services.

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

        On December 1, 2006, changes to the Federal Rules of Civil Procedure ("FRCP") were implemented; as a result, electronically stored information was explicitly defined as a separate class of discoverable information in litigation. There is no longer any ambiguity about whether digital data constitutes a "document" and businesses now have the clear responsibility to produce electronic records. In December 2007, we acquired Stratify, a leading provider of eDiscovery services to assist customers with managing discovery of electronic records.

        We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Our digital services offerings are representative of our commitment to address evolving records management needs and expand the array of services we offer.

Growth of Market

        We believe that the volume of stored physical and electronic records will continue to increase for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (4) the continued proliferation of data processing technologies such as personal computers and networks; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) requirements to keep backup copies of certain records in off-site locations.

        We believe that paper-based information will continue to grow, not in spite of, but because of, "paperless" technologies such as e-mail and the Internet. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for electronic records services, such as the storage and off-site rotation of backup copies of magnetic media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection, digital archiving and the management of electronic documents.

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented information protection and storage services industry in North America from 1995 to 2000 and at a slower but continuing pace in recent years. Most information protection and storage services companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend, both in North America and other regions, will continue because of the industry's capital requirements for growth, opportunities for large information protection and storage services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in the industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, larger customers increasingly demand a single, sophisticated company to handle all of their important physical and electronic records needs. Large national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and intend to continue to make from time to time, acquisitions of our competitors, many of whom are small, single-city operators.

Description of Our Business

        We generate our revenues by providing storage for both physical and electronic records in a variety of information media formats, core records management, data protection & recovery, and information destruction services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information protection and storage services is the mainstay of our customer relationships and provides the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and handling of records and documents generated by business operations. As is the case with storage revenues, core service revenues are highly recurring in nature and therefore very predictable. In 2007, our storage and core service revenues represented approximately 85% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services such as performing special project work, selling records management services related products, providing fulfillment services and consulting on records management issues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our North American Physical Business segment offers physical records management services, including business records management, healthcare information services, vital records services, physical data protection & recovery services, service and courier operations, secure shredding, fulfillment and consulting services, in the U.S. and Canada. Our International Physical Business segment offers elements of our physical product and services lines outside the U.S. and Canada. Our Worldwide Digital Business segment includes our online backup and recovery solutions for server data and personal computers, digital archiving services, eDiscovery services, intellectual property management services and electronic information destruction services. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our North American Physical Business, International Physical Business and Worldwide Digital Business operating segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2005, 2006 and 2007 are set forth in Note 9 to Notes to Consolidated Financial Statements.

Service Offerings

Business Records Management

        The hard copy business records stored by our customers by their nature are not very active. These records are typically stored in cartons packed by the customer. We use a proprietary order processing and inventory management system known as the SafekeeperPLUS® system to efficiently store and later retrieve a customer's cartons. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

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

Physical Data Protection & Recovery Services

        Physical data protection & recovery services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, back-up tapes are then rotated from our facilities back to our customers' data centers. We use various proprietary information technology systems such as MediaLink™, SecureSync™ and SecureBase™ software to manage this process. We also manage tape library relocations and support disaster recovery testing and execution.

Service and Courier Operations

        Service and courier operations are an integral part of our comprehensive records management program for all physical media including paper and certain records on magnetic media. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage, destruction of records and the rotation of back-up computer media. Service charges are generally assessed for each procedure on a per unit basis. The SafekeeperPLUS system controls the service processes from order entry through transportation and invoicing for business records management while the MediaLink and SecureBase systems manage the process for the physical data protection services business.

        Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2007, we were utilizing a fleet of approximately 3,500 owned or leased vehicles.

Secure Shredding

        Secure shredding is a natural extension of our hardcopy records management services, completing the life cycle of a record, and involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide or the shredding of documents stored in records facilities upon the expiration of their scheduled retention periods. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers in all of our existing markets throughout the U.S., Canada and U.K.

Document Management Solutions

        The focus of our Document Management Solutions ("DMS") is to develop, implement and support comprehensive document management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. DMS complements our core physical and digital service offerings, leveraging our global footprint and our existing customer relationships. We differentiate our offerings by providing solutions that integrate and extend our existing portfolio of products and services.

        The trend towards increased usage of Electronic Document Management ("EDM") systems represents a tremendous opportunity for us. In addition to our existing archival storage services, there is increased opportunity to manage all active records. DMS services provide the bridge between customers' physical documents and their new EDM solutions.

Electronic Vaulting Services

        Electronic vaulting is our Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in one of our secure data centers. Customers use our Connected® backup for PC software product for electronic vaulting of desktop or laptop computer data and our LiveVault® server data backup and recovery product for electronic vaulting of server data. Customers can choose our off-site hosted Software as a Service solution or they can license the software from us as part of a customer on-site solution.

Digital Archiving Services

        Our digital archiving services focus on archiving digital information with long-term preservation requirements. These services represent the digital analogy to our physical records management services. Because of increased litigation risks and regulatory mandates, such as the changes to the FRCP that explicitly define electronically stored information as a separate class of discoverable information, companies are increasingly aware of the need to apply the same records management policies and retention schedules to electronic data as they do physical records. Typical digital records include e-mail, e-statements, images, electronic documents retained for legal or compliance purposes and other data documenting business transactions.

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

Discovery Services

        Our Discovery Services comprise a set of individual services and bundled solutions designed to address the legal discovery and corporate governance needs of our customers. Those services and solutions allow our customers to collect, prepare, process, review, and produce data that may exist in either paper or digital form in response to internal investigations, litigations or regulatory requests.

        Electronic discovery ("eDiscovery") is the component of legal discovery involving information that is converted into digital data or collected and processed in that form. Our eDiscovery services, principally embodied by the Stratify® Legal Discovery application, help our customers identify, organize, analyze, and review particularly relevant or responsive information from within the universe of electronic data generated during the normal course of their business. The ability of current content management technologies to capture and maintain several copies of documents—including different versions of working drafts—underscores the challenges companies face in managing information for eDiscovery.

        Our consolidated suite of physical and digital discovery services has been designed to deliver a secure, end-to-end chain-of-custody, while also reducing both risks and costs for our customers.

Intellectual Property Management Services

        Our intellectual property management consist primarily of third party technology escrow services that protect intellectual property assets such as software source code. In addition, we assist in securing intellectual property as collateral for lending, investments and joint ventures, in managing domain name registrations and transfers, and in providing expertise and assistance to brokers and dealers in complying with electronic records regulations of the SEC.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders. In addition, IMFS assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories.

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

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting operating income before depreciation and amortization ("OIBDA") allow us to operate with a high degree of financial leverage. For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures." Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed, for which we typically receive a service fee, we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. Our quarterly revenues from these fixed periodic storage fees have grown for 76 consecutive quarters. For each of the five years 2003 through 2007, storage revenues, which are stable and recurring, have accounted for over 54% or more of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

  •
  Historically Non-Cyclical Storage Business.  We have not experienced any significant reductions in our storage business as a result of past economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records management services programs in-house. However, during a recent economic slowdown, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the five years 2003 through 2007, total net volume growth in North America has ranged between 6% and 8%.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have on average generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We estimate that inherent growth from existing customers represents approximately half of our total net volume growth, excluding acquisitions, in North America. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; and (3) the costs and inconvenience of moving storage operations in-house or to another provider of information protection and storage services.

  •
  Diversified and Stable Customer Base.  As of December 31, 2007, we had over 100,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 93% of the Fortune 1000 and 90% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007. For each of the three years 2005 through 2007, the average volume reduction due to customers terminating their relationship with us was less than 2%.

  •
  Capital Expenditures Related Primarily to Growth.  Our information protection and storage business requires limited annual capital expenditures made in order to maintain our current revenue stream. For the years 2005 through 2007, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. Since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have generally exceeded the aggregate acquisition consideration we paid. This was not the case in 2003 due to the acquisition of Hays IMS, in 2004 due to the acquisition of Connected and the 49.9% equity interest held by Mentmore plc ("Mentmore") in Iron Mountain Europe Limited ("IME") and 2007 due to the acquisitions of ArchivesOne and Stratify. We expect this trend to continue in the future absent unusual acquisition activity.

Growth Strategy

        Our objective is to maintain a leadership position in the information protection and storage services industry around the world, protecting and storing our customers' information without regard to media format or geographic location. In the U.S. and Canada, we seek to be one of the largest information protection and storage services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information protection and storage services industry and to make additional acquisitions and investments in selected international markets. Our primary avenues of growth are: (1) increased business with existing customers; (2) the addition of new customers; (3) the introduction of new products and services such as secure shredding, electronic vaulting, eDiscovery and DMS; and (4) selective acquisitions in new and existing markets.

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

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. We have established a national presence in the secure shredding industry in the U.S., Canada and the U.K. and offer our electronic vaulting management services worldwide. These new products and services allow us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth through Acquisitions

        The goals of our current acquisition program are: to supplement internal growth in our physical businesses by continuing to establish a footprint in targeted international markets and adding fold-in acquisitions both in the U.S. and internationally; and to accelerate our leadership and time to market in our digital businesses. We have a successful record of acquiring and integrating information protection and storage services companies. Since January 1, 1996, when we began our acquisition program, we have completed more than 200 acquisitions in North America, Europe, Latin America and Asia Pacific for total consideration of over $3.6 billion, including approximately $1 billion associated with our merger with Pierce Leahy Corp. ("Pierce Leahy") in February 2000. We substantially completed our geographic expansion in North America, Europe and Latin America by 2003 and began our expansion into Asia Pacific in 2005.

Acquisitions in the U.S. and Canada

        We intend to continue our acquisition program in the U.S. and Canada focusing primarily on expanding geographically as necessary and building scale in some of our smaller markets through "fold-in" acquisitions. However, given the small number of large acquisition prospects and our increased revenue base, future acquisitions are expected to be less significant to overall U.S. and Canadian revenue growth.

International Acquisition Strategy

        We also intend to continue to make acquisitions and investments in information protection and storage services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, information protection and storage services companies in countries, and, more specifically, markets within such countries, where we believe there is sufficient demand from existing multinational customers or the potential for significant growth. Since beginning our international expansion program in January 1999, we have directly and through joint ventures, expanded our operations into 36 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of the entire business or controlling or minority investments, with a long-term goal of full ownership. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

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

        In 2006, we established a majority-owned joint venture serving four major markets in India, completed minority investments in information protection and storage businesses with operations in Poland and Russia, and in 2007, we established a majority-owned joint venture in Asia Pacific for consideration of approximately $2 million giving us an initial presence in Singapore, Hong Kong-SAR, China, Indonesia, Sri Lanka, Taiwan and Malaysia.

        We believe this strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information protection and storage services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partner's knowledge of the market, relationships with local customers and their presence in the community.

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

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2005, 2006 and 2007 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2005, 2006 and 2007, we derived approximately 28%, 30% and 32%, respectively, of our total revenues from outside of the U.S. As of December 31, 2005, 2006 and 2007, we have long-lived assets of approximately 31%, 33% and 34%, respectively, from outside of the U.S.

Digital Growth and Technology Innovation Strategy

        Similar to our physical businesses, we seek to grow revenues in our Worldwide Digital Segment by selling our products and services to existing and new customers. Our focus on technology innovation allows us to bring leading products and services to market designed to solve customer problems in the areas of data protection and e-records management. Our approach to innovation has three major components: build, buy and partner. We will build or develop our own technology in areas core to our strategy in order to protect and extend our lead in the market. Examples include, back up and archiving Software as a Service and data reduction technologies. Our technology acquisition strategy is designed to accelerate our product strategy, leadership and time to market and past examples include the Connected, LiveVault and Stratify acquisitions. Finally, we are developing global technology partnerships that complement our product and service offerings, allow us to offer a complete solution to the marketplace and keep us in contact with emerging technology companies.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. As of December 31, 2007, we had over 100,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 93% of the Fortune 1000 and more than 90% of the FTSE 100. No customer accounted for more than 2% of our consolidated revenues for the years ended December 31, 2005, 2006 and 2007.

Competition

        We compete with our current and potential customers' internal information protection and storage services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information protection and storage services.

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

Alternative Technologies

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. We continue to invest in additional services such as electronic vaulting and e-records management, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

        As of December 31, 2007, we employed over 11,600 employees in the U.S. and over 8,500 employees outside of the U.S. At December 31, 2007, an aggregate of 585 employees were represented by unions in California, Georgia, New York and three cities in Canada.

        All non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. However, as of December 31 2007, certain of our labor contracts had expired, and we were operating under the expired contracts while attempting to negotiate replacement agreements.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake, subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Separate excess policies for insurer defined Critical Earthquake Zone exposures are maintained at what we believe to be appropriate limits and deductibles for that exposure. Included among other types of insurance that we carry, subject to certain policy conditions, sublimits and deductibles are: medical, workers compensation, general liability, umbrella, automobile, professional, warehouse legal and directors and officers liability policies. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary; through the subsidiary we retain and reinsure a portion of our property loss exposure.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records stored with us. Our liability under these contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. We cannot assure you that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. Also, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits or supplemental insurance arrangements. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

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

Reincorporation

        On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation ("Iron Mountain PA"), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the "Merger") of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation ("Iron Mountain DE"), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA's business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA's reporting obligations and continued to be listed on the New York Stock Exchange under the symbol "IRM."

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investor Relations" section on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees are also available under the Investor Relations section of our Internet website and also may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and are available on our website www.ironmountain.com under the heading "Corporate Governance."

Item 1A.    Risk Factors.

        Our businesses face many risks. If any of the events or circumstances described in the following risks actually occur, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

Operational Risks

Governmental and customer focus on data security could increase our costs of operations. We may not be able to fully offset these costs through increases in our rates. In addition, incidents in which we fail to protect our customers' information against security breaches could result in monetary damages against us and could otherwise damage our reputation, harm our businesses and adversely impact our results of operations.

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, most states have adopted breach of data security statutes and regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached; other states are currently considering such legislation. In addition, the United States Congress is considering several bills that are intended to address data security through various methods that include requiring notification to affected persons of breaches of data security. Our information security practices have been the subject of review or inquiry by governmental agencies, and we may be subject to additional reviews or inquiries of governmental agencies in the future.

        Continued governmental focus on data security may lead to additional legislative action. In addition, the increased emphasis on information security is leading customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers in some incidents that the lost media or records contained personal information. As a result of these legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

        In addition to increases in the costs of operations or potential liability that may result from a heightened focus on data security, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession. We believe that establishing and maintaining a good reputation is critical to attracting and retaining customers. If our reputation is damaged, we may become less competitive which could negatively impact our businesses, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records stored with us. Our liability under these contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. We cannot assure you that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

We face competition for customers.

        We compete, in some of our business lines, with our current and potential customers' internal information protection and storage services capabilities. These organizations may not begin or continue to use an outside company, such as our company, for their future information protection and storage services needs. We also compete, in both our physical and digital businesses, with multiple information protection and storage services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us.

We may not be able to effectively operate and expand our digital businesses.

        We operate certain digital information storage and protection businesses and are implementing a planned expansion into other digital businesses. Our participation in these markets poses certain unique risks. For example, we may be unable to:

  •
  raise the amount of capital necessary to effectively participate in these markets;

  •
  successfully acquire and integrate businesses or technologies to complement our current service offerings;

  •
  keep up with rapid technological changes, evolving industry expectations and changing customer requirements;

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

        We derive most of our revenues from the storage of paper documents and storage related services. This storage requires significant physical space, which we provide through our owned and leased facilities. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. We can provide no assurance that our customers will continue to store most of their records in paper documents format. A significant shift by our customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect our businesses.

We may be subject to certain costs and potential liabilities associated with the real estate required for our businesses.

        Because our physical businesses are heavily dependent on real estate, we face special risks attributable to the real estate we own or lease. Such risks include:

  •
  variable occupancy costs and difficulty locating suitable sites due to fluctuations in real estate markets;

  •
  uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;

  •
  inability to use our real estate holdings effectively if the demand for physical storage were to diminish because of customers' acceptance of other storage technologies; and

  •
  liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property.

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

        As of December 31, 2007, we provided services in 36 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in information protection and storage services businesses in foreign markets. International operations are subject to numerous risks, including:

  •
  the impact of foreign government regulations;

  •
  the volatility of certain foreign economies in which we operate;

  •
  political uncertainties;

  •
  the risk that the business partners upon whom we depend for technical assistance or management and acquisition expertise outside of the U.S. will not perform as expected;

  •
  differences in business practices; and

  •
  foreign currency fluctuations.

        In particular, our net income can be significantly affected by fluctuations in currencies associated with certain intercompany balances of our foreign subsidiaries to us and between our foreign subsidiaries.

We may be subject to claims that our technology, particularly with respect to digital services, violates the intellectual property rights of a third party.

        Third parties may have legal rights, including ownership of patents, trade secrets, trademarks and copyrights, to ideas, materials, processes names or original works that are the same or similar to those we use, especially in our digital business. Third parties may bring claims, or threaten to bring claims, against us that these intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

Risks Relating to Our Common Stock

No History of Dividend Payments

        We have never declared or paid cash dividends on our capital stock. We may retain future earnings, if any, for the development of our business and we do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. Any determinations by us to pay cash dividends on our common stock in the future or repurchase our common stock will be based primarily upon our financial condition, results of operations and business requirements. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2007:

	At December 31, 2007
	(Dollars in millions)
Total long-term debt	$3,266.3
Stockholders' equity	$1,795.5
Debt to equity ratio	1.82	x

        Our substantial indebtedness could have important consequences to you. Our indebtedness may increase as we continue to borrow under existing and future credit arrangements in order to finance future acquisitions and for general corporate purposes, which would increase the associated risks. These risks include:

  •
  inability to satisfy our obligations with respect to our various debt instruments;

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

        Upon the occurrence of a change of control, we will be required to offer to repurchase all outstanding senior subordinated indebtedness. However, it is possible that we will not have sufficient funds at the time of the change of control to make the required repurchase of the notes or that restrictions in our revolving credit facility will not allow such repurchases. In addition, certain important corporate events, such as leveraged recapitalizations that would increase the level of our indebtedness, would not constitute a "change of control" under our indentures.

Since Iron Mountain is a holding company, our ability to make payments on our various debt obligations depends in part on the operations of our subsidiaries.

        Iron Mountain is a holding company, and substantially all of our assets consist of the stock of our subsidiaries and substantially all of our operations are conducted by our direct and indirect wholly owned subsidiaries. As a result, our ability to make payments on our various debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. However, our various debt obligations are guaranteed, on a joint and several and full and unconditional basis, by most, but not all, of our direct and indirect wholly owned U.S. subsidiaries.

Acquisition and International Expansion Risks

Failure to manage our growth may impact operating results.

        If we succeed in expanding our businesses, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to existing customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

Failure to successfully integrate acquired operations could negatively impact our future results of operations.

        The success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business. Nor can we assure you that we will be able to maintain or improve the historical financial performance of Iron Mountain or our acquisitions. The failure to successfully integrate these cultures, operating systems, procedures and information technologies could have a material adverse effect on our results of operations.

We may be unable to continue our international expansion.

        Our growth strategy involves expanding operations into international markets, and we expect to continue this expansion. Europe and Latin America have been our primary areas of focus for international expansion and we have begun our expansion into the Asia Pacific region. We have entered into joint ventures and have acquired all or a majority of the equity in information protection and storage services businesses operating in these areas and are actively pursuing additional opportunities.

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

        We also compete with other information protection and storage services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to pursue such acquisition candidates or focus its strategy on our international markets, the purchase price for potential acquisitions, or investments could rise, competition in international markets could increase and our results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2007, we conducted operations through 814 leased facilities and 220 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Physical Business (702), International Physical Business (318) and Worldwide Digital Business (14). These facilities contain a total of 64.7 million square feet of space. Facility rent expense was $169.9 million and $197.0 million for the years ended December 31, 2006 and 2007, respectively. The leased facilities typically have initial lease terms of ten to fifteen years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, Illinois, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

Louisiana Office of Student Financial Assistance Proceedings

        On September 19, 2007, back-up media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We immediately undertook and continue to engage in efforts to locate the media and we promptly notified LOSFA and appropriate law enforcement authorities; however, to date, the media has not been found. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. LOSFA has demanded that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly affected individuals were filed in state courts in West Baton Rouge, Louisiana, in the 18th Judicial District for the Parish of West Baton Rouge (West Baton

Rouge), in New Orleans, Louisiana, in the Civil District Court for the Parish of Orleans (New Orleans), and in the United States District Court for the Eastern District of Louisiana (Eastern District of Louisiana). These actions seek monetary damages under various theories of liability as a result of the lost media. We removed the first of those actions (West Baton Rouge) to the United States District Court for the Middle District of Louisiana where, subsequently, it was voluntarily dismissed. We removed the second action (New Orleans) to the United States District Court for the Eastern District of Louisiana, where it was consolidated with the third such action, Melancon, et al. v. Louisiana Office of Student Financial Assistance, et al. (Eastern District of Louisiana). We have formally answered the complaints in these two remaining actions, denying liability and asserting various affirmative defenses. We have also notified our insurers and intend to continue to defend these cases vigorously.

London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England that resulted in the complete destruction of the facility and its contents. The London Fire Brigade issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The London Fire Brigade also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer for an appropriate response. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers has filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15 thousand British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. We have also been informed that, on or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15 million British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier and some of them have been settled for nominal amounts. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 0.5 million British pound sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim in respect of that matter were filed and served on January 18, 2008. Finally, we have recently been served with a counterclaim for 5 thousand British pounds sterling by Sucre Export London Ltd., a customer which lost records in the fire, in connection with a U.K. Small Claims Court action in which we are seeking approximately 3.5 thousand British pounds sterling in unpaid charges that are not disputed by the customer. We have referred that matter as well to our primary warehouse legal liability insurer for a formal response. We deny any liability to Sucre Export London Ltd. in respect of its Small Claims Court counterclaim.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "IRM." On December 7, 2006, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 29, 2006 to all stockholders of record as of the close of business on December 18, 2006.

        The following table sets forth the high and low sale prices on the NYSE, for the years 2006 and 2007, giving effect to such stock split:

	Sale Prices
	High	Low
2006
First Quarter	$29.91	$26.29
Second Quarter	27.24	22.91
Third Quarter	29.48	22.64
Fourth Quarter	29.72	27.03
2007
First Quarter	$29.23	$25.80
Second Quarter	29.00	25.05
Third Quarter	30.90	25.75
Fourth Quarter	38.85	30.48

        The closing price of our common stock on the NYSE on February 15, 2008 was $33.84. As of February 15, 2008, there were 546 holders of record of our common stock. We believe that there are more than 79,000 beneficial owners of our common stock.

        The only dividends we have paid on our common stock during the last two years was the stock dividend paid in connection with the stock split referenced above. Our Board may retain future earnings, if any, for the development of our business and does not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. Any determinations by our Board to pay cash dividends on our common stock in the future or repurchase our common stock will be based primarily upon our financial condition, results of operations and business requirements. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

        There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2007.

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

Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	2003	2004	2005		2006	2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$875,035	$1,043,366	$1,181,551		$1,327,169	$1,499,074
Service and Storage Material Sales	626,294	774,223	896,604		1,023,173	1,230,961

Total Revenues	1,501,329	1,817,589	2,078,155		2,350,342	2,730,035
Operating Expenses:
Cost of Sales (excluding depreciation and amortization)	680,747	823,899	938,239		1,074,268	1,260,120
Selling, General and Administrative	383,641	486,246	569,695		670,074	771,375
Depreciation and Amortization	130,918	163,629	186,922		208,373	249,294
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,130	(681)	(3,485)		(9,560)	(5,472)

Total Operating Expenses	1,196,436	1,473,093	1,691,371		1,943,155	2,275,317
Operating Income	304,893	344,496	386,784		407,187	454,718
Interest Expense, Net	150,468	185,749	183,584		194,958	228,593
Other (Income) Expense, Net	(2,564)	(7,988)	6,182		(11,989)	3,101

Income Before Provision for Income Taxes and Minority Interest	156,989	166,735	197,018		224,218	223,024
Provision for Income Taxes	66,730	69,574	81,484		93,795	69,010
Minority Interests in Earnings of Subsidiaries, Net	5,622	2,970	1,684		1,560	920

Income before Cumulative Effect of Change in Accounting Principle	84,637	94,191	113,850		128,863	153,094
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(2,751)	(2)	—	—

Net Income	$84,637	$94,191	$111,099		$128,863	$153,094

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands, except per share data)
Net Income per Common Share—Basic:
Income before Cumulative Effect of Change in Accounting Principle	$0.44	$0.49	$0.58	$0.65	$0.77
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(0.01)	—	—

Net Income—Basic	$0.44	$0.49	$0.57	$0.65	$0. 77

Net Income per Common Share—Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$0.43	$0.48	$0.57	$0.64	$0.76
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	(0.01)	—	—

Net Income—Diluted	$0.43	$0.48	$0.56	$0.64	$0.76

Weighted Average Common Shares Outstanding—Basic	191,851	193,625	195,988	198,116	199,938

Weighted Average Common Shares Outstanding— Diluted	195,116	196,764	198,104	200,463	202,062

(footnotes follow)

	Year Ended December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Other Data:
OIBDA(1)	$435,811	$508,125	$573,706	$615,560	$704,012
OIBDA Margin(1)	29.0%	28.0%	27.6%	26.2%	25.8%
Ratio of Earnings to Fixed Charges	1.8 x	1.7 x	1.8 x	1.8 x	1.7 x

	As of December 31,
	2003	2004	2005	2006	2007
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$74,683	$31,942	$53,413	$45,369	$125,607
Total Assets	3,892,099	4,442,387	4,766,140	5,209,521	6,307,921
Total Long-Term Debt (including Current Portion of Long-Term Debt)	2,089,928	2,478,022	2,529,431	2,668,816	3,266,288
Stockholders' Equity	1,066,114	1,218,568	1,370,129	1,553,273	1,795,455

Reconciliation of OIBDA to Operating Income and Net Income:

	Year Ended December 31,
	2003	2004	2005		2006	2007
	(In thousands)
OIBDA(1)	$435,811	$508,125	$573,706		$615,560	$704,012
Less: Depreciation and Amortization	130,918	163,629	186,922		208,373	249,294

Operating Income	304,893	344,496	386,784		407,187	454,718
Less: Interest Expense, Net	150,468	185,749	183,584		194,958	228,593
Other (Income) Expense, Net	(2,564)	(7,988)	6,182		(11,989)	3,101
Provision for Income Taxes	66,730	69,574	81,484		93,795	69,010
Minority Interests in Earnings of Subsidiaries	5,622	2,970	1,684		1,560	920
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	—	2,751	(2)	—	—

Net Income	$84,637	$94,191	$111,099		$128,863	$153,094

(footnotes follow)

(1)
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

(2)
Effective December 31, 2005, we adopted the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143." As a result, a non-cash charge of $2,751 net of tax benefit was recorded in the fourth quarter of 2005 as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations. See Note 2(f) to Notes to Consolidated Financial Statements.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

        This discussion contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing and "Item 1A. Risk Factors" beginning on page 14 of this filing.

Overview

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years, and have accounted for over 54% of total consolidated revenues in each of the last five years. Our quarterly revenues from these fixed periodic storage fees have grown for 76 consecutive quarters. Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Included in service and storage materials sales are related core service revenues arising from: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues, included in service and storage material sales, arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media (including computer tapes) and related supplies. Our secure shredding revenues include the sale of recycled paper, the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. As service and storage material sales and complementary services have grown at a faster pace then our storage revenues, storage revenues as a percent of consolidated revenues has declined. Our consolidated revenues are also subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2005, 2006 and 2007, we derived approximately 28%, 30% and 32%, respectively, of our total revenues from outside the U.S.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance, are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and title has passed to the customer and include software license sales. Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

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

        The expansion of our European, secure shredding and digital services businesses has impacted the major cost of sales components. Our European and secure shredding operations are more labor intensive than our core U.S. physical businesses and therefore increase our labor costs as a percent of consolidated revenues. This trend is partially offset by our digital services businesses, which require significantly less direct labor. Our secure shredding operations incur less facility costs and higher transportation costs as a percent of revenues compared to our core physical businesses.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. The overhead structure of our expanding European and Asian operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European and Asian operations become a more meaningful percentage of our consolidated results. Similarly, our digital services business requires a higher level of overhead, particularly in the area of information technology, than our core physical businesses.

        Our adoption of the measurement provisions of SFAS No. 123 as amended by SFAS No. 148 has resulted in increasing amounts of selling, general and administrative expenses. We began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. The prospective method involves recognizing expense for the fair value for all awards granted or modified in the year of adoption and thereafter with no expense recognition for previous awards. We adopted SFAS No. 123R, "Share-Based Payment" effective January 1, 2006 using the modified prospective method, as permitted under SFAS No. 123R. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R beginning January 1, 2006.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. In 2006, we saw increases in both revenues and expenses as a result of the strengthening of the Canadian dollar against the U.S. dollar, and decreases in both revenues and expenses as a result of the weakening of the British pound sterling and the Euro, based on an analysis of weighted average rates for the comparable periods. During 2007, we have seen increases in both revenues and expenses as a result of the strengthening of the Canadian dollar, Euro and British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations. Given the relative increase in our international operations, these fluctuations may become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income, operating margin and net income is mitigated.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use these measures to evaluate the operating performance of our consolidated business. As such, we believe these measures provide relevant and useful information to our current and potential investors. We use OIBDA for planning purposes and multiples of current or projected OIBDA-based calculations in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin are useful measures to evaluate our ability to grow our revenues faster than our operating expenses and they are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net (2) other (income) expense, net (3) income from discontinued operations and loss on sale of discontinued operations and (4) cumulative effect of change in accounting principle. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America, or GAAP, such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (In Thousands):

	Year Ended December 31,
	2005	2006	2007
OIBDA	$573,706	$615,560	$704,012
Less: Depreciation and Amortization	186,922	208,373	249,294

Operating Income	386,784	407,187	454,718
Less: Interest Expense, Net	183,584	194,958	228,593
Other (Income) Expense, Net	6,182	(11,989)	3,101
Provision for Income Taxes	81,484	93,795	69,010
Minority Interests in Earnings of Subsidiaries	1,684	1,560	920
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	2,751	—	—

Net Income	$111,099	$128,863	$153,094

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

        Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including, Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and SFAS No. 141, "Business Combinations." Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2007 would differ meaningfully from preliminary estimates. See Note 6 to Notes to Consolidated Financial Statements.

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

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge off uncollectible balances as circumstances warrant, generally, no later than one year past due. As of December 31, 2006 and 2007, our allowance for doubtful accounts and credit memos balance totaled $15.2 million and $19.2 million, respectively.

Impairment of Tangible and Intangible Assets

        Assets subject to amortization:    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Goodwill—Assets not subject to amortization:    We apply the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2005, 2006 and 2007 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2007, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Goodwill valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit. This approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. Our reporting units at which level we performed our goodwill impairment analysis as of October 31, 2007 were as follows: North America excluding Fulfillment; Fulfillment; U.K.; Continental Europe; Worldwide Digital Business excluding Iron Mountain Intellectual Property Management, Inc. ("IPM"); IPM; South America; Mexico and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions. It is still in the development stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time.

Accounting for Internal Use Software

        We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects, to the extent time is spent directly on the project, are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the project has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are evaluated for impairment in accordance with SFAS No.144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. As of December 31, 2006 and 2007, capitalized labor net of accumulated depreciation was $38.4 million and $47.5 million, respectively. See Note 2(f) to Notes to Consolidated Financial Statements.

        During the year ended December 31, 2007, we discontinued after implementation a product and wrote-off $1.3 million of previously deferred software costs to loss on disposal/writedown of property, plant and equipment, net. During the year ended December 31, 2006, we wrote-off $6.3 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented, and such costs are included as a component of selling, general and administrative expenses. During the year ended December 31, 2005, we replaced internal use software programs, which resulted in the write-off to loss on disposal/writedown of property, plant and equipment, net of the remaining net book value of $1.1 million.

Income Taxes

        We have recorded a valuation allowance, amounting to $43.4 million as of December 31, 2007, to reduce our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards, to the amount that is more likely than not to be realized. Additionally, we have federal alternative minimum tax credit carryforwards of $11.8 million, which have no expiration date and are available to reduce future income taxes, if any, and foreign tax credits of $56.1 million, which begin to expire in 2016. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

        In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

        We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $16.6 million increase in the reserve related to uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, we grossed-up deferred tax assets and the reserve related to uncertain tax positions in the amount of $7.9 million related to the federal tax benefit associated with certain state reserves. As of January 1, 2007, our reserve related to uncertain tax positions, which is included in other long-term liabilities, amounted to $84.0 million. Of this amount, approximately $35.4 million, if settled favorably, would reduce our recorded goodwill balance, with the remainder being recognized as a reduction of income tax expense.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2007, we had approximately $72.9 million of reserves related to uncertain tax positions. Of this amount, approximately $27.0 million, if settled favorably, would reduce our recorded goodwill balance, with the remainder being recognized as a reduction of income tax expense. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $0.2 million, $0.9 million and $1.2 million for interest and penalties for the years ended December 31, 2005, 2006 and 2007, respectively.

        We have $4.3 million and $3.6 million accrued for the payment of interest and penalties as of January 1, 2007 and December 31, 2007, respectively.

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

Stock-Based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, as amended by SFAS No. 148. As a result we began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. We adopted SFAS No. 123R effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R. Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2005, 2006 and 2007 was $6.2 million ($4.8 million after tax or $0.02 per basic and diluted share), $12.4 million ($9.2 million after tax or $0.05 per basic and diluted share) and $13.9 million ($10.2 million after tax or $0.05 per basic and diluted shares), respectively.

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

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2006 and 2007 there were approximately $28.2 million and $33.5 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

Recent Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141R"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an amendment to ARB No. 51" ("SFAS No. 160"). SFAS No. 141R and No. 160 will require (a) more of the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (b) liabilities related to contingent consideration to be remeasured at fair value in each subsequent period, (c) an acquirer to expense as incurred acquisition-related costs, such as transaction fees for attorneys, accountants and investment bankers, as well as, costs associated with restructuring the activities of the acquired company, and (d) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS No. 141R is effective and provided for prospective application for fiscal years beginning after December 15, 2008. SFAS No. 160 is required to apply retrospectively in comparative financial statements for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R and SFAS No. 160 is dependent upon the level of future acquisitions; however, they will generally result in (1) increased operating costs associated with the expensing of transaction and restructuring costs, as incurred, (2) increased volatility in earnings related to the fair valuing of contingent consideration through earnings in subsequent periods, and (3) increased depreciation, amortization and equity balances associated with the fair valuing of noncontrolling interests and their classification as a separate component of consolidated stockholders' equity.

Results of Operations

        Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006 and Comparison of Year Ended December 31, 2006 to Year Ended December 31, 2005:

	Year Ended December 31,
			Dollar Change	Percent Change
	2006	2007
Revenues	$2,350,342	$2,730,035	$379,693	16.2%
Operating Expenses	1,943,155	2,275,317	332,162	17.1%

Operating Income	407,187	454,718	47,531	11.7%
Other Expenses, Net	278,324	301,624	23,300	8.4%

Net Income	$128,863	$153,094	$24,231	18.8%

OIBDA(1)	$615,560	$704,012	$88,452	14.4%

OIBDA Margin(1)	26.2%	25.8%

	Year Ended December 31,
			Dollar Change	Percent Change
	2005	2006
Revenues	$2,078,155	$2,350,342	$272,187	13.1%
Operating Expenses	1,691,371	1,943,155	251,784	14.9%

Operating Income	386,784	407,187	20,403	5.3%
Other Expenses, Net	275,685	278,324	2,639	1.0%

Net Income	$111,099	$128,863	$17,764	16.0%

OIBDA(1)	$573,706	$615,560	$41,854	7.3%

OIBDA Margin(1)	27.6%	26.2%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUE

        Our consolidated storage revenues increased $171.9 million, or 13.0%, to $1.5 billion for the year ended December 31, 2007 and $145.6 million, or 12.3%, to $1.3 billion for the year ended December 31, 2006, in comparison to the years ended December 31, 2006 and 2005, respectively. The increase is attributable to internal revenue growth (8% during 2007 and 10% during 2006) resulting from solid net carton volume growth and the net result of pricing actions, acquisitions (2% during both 2007 and 2006), and foreign currency exchange rate fluctuations (2% during 2007 and 0% during 2006).

        Consolidated service and storage material sales revenues increased $207.8 million, or 20.3%, to $1.2 billion for the year ended December 31, 2007 and $126.6 million, or 14.1%, to $1.0 billion for the year ended December 31, 2006, in comparison to the years ended December 31, 2006 and 2005, respectively. The increase is attributable to internal revenue growth (12% during 2007 and 7% during 2006), which was driven primarily by strong project revenue growth in North America and Europe, strong growth of recycled paper revenues, and solid storage-related services revenue growth, acquisitions (5% during 2007 and 7% during 2006), and foreign currency exchange rate fluctuations (3% during 2007 and 0% during 2006).

        For the reasons stated above, our consolidated revenues increased $379.7 million, or 16.2%, to $2.7 billion for the year ended December 31, 2007 and $272.2 million, or 13.1%, to $2.4 billion for the year ended December 31, 2006, in comparison to the years ended December 31, 2006 and 2005, respectively. Internal revenue growth was 8%, 9% and 10% for the years ended December 31, 2005, 2006 and 2007, respectively. We calculate internal revenue growth in local currency for our international operations. Acquisitions contributed 5%, 4% and 3% for the years ended December 31, 2005, 2006 and 2007, respectively. For the year ended December 31, 2005, foreign currency exchange rate fluctuations that impacted our revenues were 1% and were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2006, foreign currency exchange rate fluctuations that impacted our revenues were less than 1% and were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2007, foreign currency exchange rate fluctuations that impacted our revenues were 3% and were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2006				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	10%	11%	11%	10%	9%	9%	8%	8%
Service and Storage Material
Sales Revenue	8%	8%	3%	10%	10%	11%	16%	12%
Total Revenue	10%	9%	7%	10%	9%	10%	12%	10%

        Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in one of our London, England facilities. Over the past eight quarters, the internal growth rate of our storage revenues has decreased from the high end of our targeted range of 10% to 11% to the low end of our targeted range of 8% to 9%. Storage growth in our North American Physical Business remained within our targeted range and we continued to benefit from a positive pricing environment. Storage growth in our U.K. business was slightly below our targeted range due primarily to increased levels of destructions and permanent withdrawals. Strong growth rates in Latin America, Asia Pacific and in our digital services business further supported consolidated internal growth. Net carton volume growth is a function of the rate at which new cartons are added by existing and new customers, offset by the rate of carton destructions and other permanent removals.

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

        The internal growth rate for service and storage material sales revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that will be completed in 2008; (3) continued growth in our secure shredding operations; and (4) a large data restoration project completed by our digital services business in the third quarter of 2005, which created a difficult comparable for the third quarter of 2006 growth rate.

OPERATING EXPENSES

  Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Year Ended December 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2006	2007			2006	2007
Labor	$523,401	$615,059	$91,658	17.5%	22.3%	22.5%	0.2%
Facilities	321,268	374,529	53,261	16.6%	13.7%	13.7%	0.0%
Transportation	111,086	134,882	23,796	21.4%	4.7%	4.9%	0.2%
Product Cost of Sales	49,853	54,483	4,630	9.3%	2.1%	2.0%	(0.1)%
Other	68,660	81,167	12,507	18.2%	2.9%	3.0%	0.1%

	$1,074,268	$1,260,120	$185,852	17.3%	45.7%	46.1%	0.4%

	Year Ended December 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2005	2006			2005	2006
Labor	$447,600	$523,401	$75,801	16.9%	21.5%	22.3%	0.8%
Facilities	275,987	321,268	45,281	16.4%	13.3%	13.7%	0.4%
Transportation	97,997	111,086	13,089	13.4%	4.7%	4.7%	0.0%
Product Cost of Sales	51,254	49,853	(1,401)	(2.7)%	2.5%	2.1%	(0.4)%
Other	65,401	68,660	3,259	5.0%	3.1%	2.9%	(0.2)%

	$938,239	$1,074,268	$136,029	14.5%	45.1%	45.7%	0.6%

Labor

        For the year ended December 31, 2007 as compared to the year ended December 31, 2006, labor expense as a percentage of consolidated revenues increased. This is mainly a result of our recent shredding and DMS acquisitions in Europe and Latin America, which have a higher service revenue component and are therefore more labor intensive, offset by Asia Pacific labor decreasing as a percentage of revenue, as that business begins to scale, as well as the impact of an increasing percentage of revenue from our digital business which requires significantly less direct labor as a percentage of revenue compared to our larger physical businesses.

        For the year ended December 31, 2006 as compared to the year ended December 31, 2005, labor expense as a percentage of consolidated revenue increased as a result of higher labor costs resulting from our Australia/New Zealand acquisition and our shredding acquisitions in Europe, which have a higher service revenue component and are therefore more labor intensive. Our digital business had higher costs of labor associated with internal information technology personnel and consultants dedicated to revenue producing projects.

Facilities

        Facilities costs as a percentage of consolidated revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006, remained unchanged at 13.7%. The largest component of our facilities cost is rent expense, which increased in dollar terms by $26.2 million while staying unchanged as a percentage of consolidated revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in rent is mainly driven by the timing of new real estate, which may include duplicative rent and the use of temporary space related to moving out of substandard facilities obtained through acquisitions. Facilities costs as a percentage of consolidated revenues was also affected by increases in maintenance, property taxes and insurance, offset by decreases in utilities and security costs. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical business, helps to lower our facilities costs as a percentage of consolidated revenues.

        Facilities costs as a percentage of consolidated revenues increased to 13.7% for the year ended December 31, 2006 from 13.3% for the year ended December 31, 2005. The increase in facilities costs as a percentage of consolidated revenues was primarily a result of increases in utilities and maintenance costs, as well as, increased insurance deductibles and security costs associated with protecting our assets, as a response to the fires in Ottawa, Canada and London, England. Rent expense decreased slightly as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 as a result of a decrease in overall base rent per square foot in our North American operations when comparing 2005 to 2006. Rent expense increased in dollar terms by $17.3 million for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Transportation

        Our transportation expenses, which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance, increased as a percentage of consolidated revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006. The use of couriers and leased vehicles, rising gas prices, as well as shredding revenue growing at a faster rate than storage revenue, contributed to this increase.

        Our transportation expenses remained consistent as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005. Higher fuel costs, increased maintenance expenses resulting from the accelerated implementation of a fleet-wide maintenance program in North America and vehicle leasing expenses were primarily responsible for the dollar increase in transportation expenses.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service and storage costs, are highly correlated to complementary revenue streams, and as a result remained largely unchanged as a percentage of consolidated revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006. Product cost of sales for the year ended December 31, 2007 were slightly higher in dollar terms compared to the year ended December 31, 2006 due to a corresponding increase in related carton, media and services revenues. Product cost of sales for the year ended December 31, 2006 decreased compared to the year ended December 31, 2005 due to a corresponding reduction in revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Year Ended December 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2006	2007			2006	2007
General and Administrative	$331,021	$382,727	$51,706	15.6%	14.1%	14.0%	(0.1)%
Sales, Marketing & Account Management	214,007	249,966	35,959	16.8%	9.1%	9.2%	0.1%
Information Technology	122,211	135,788	13,577	11.1%	5.2%	5.0%	(0.2)%
Bad Debt Expense	2,835	2,894	59	2.1%	0.1%	0.1%	0.0%

	$670,074	$771,375	$101,301	15.1%	28.5%	28.3%	(0.2)%

	Year Ended December 31,				% of Consolidated Revenues
							Percent Change (Favorable)/ Unfavorable
			Dollar Change	Percent Change
	2005	2006			2005	2006
General and Administrative	$285,558	$331,021	$45,463	15.9%	13.7%	14.1%	0.4%
Sales, Marketing & Account Management	180,558	214,007	33,449	18.5%	8.7%	9.1%	0.4%
Information Technology	99,177	122,211	23,034	23.2%	4.8%	5.2%	0.4%
Bad Debt Expense	4,402	2,835	(1,567)	(35.6)%	0.2%	0.1%	(0.1)%

	$569,695	$670,074	$100,379	17.6%	27.4%	28.5%	1.1%

General and Administrative

        The slight decrease in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 is mainly attributable to overhead leverage, which offset increased incentive compensation expense and start-up costs related to certain international joint ventures.

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

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor related and are primarily driven by the headcount in each of these departments. Compensation and commissions are the most significant components of sales, marketing and account management expenses. Our average sales force headcount increased during 2007 as compared to 2006. In addition, we increased discretionary training and marketing during that period. Offsetting those increases in expenditures were changes to commission-based compensation plans, which resulted in lower costs for the year ended December 31, 2007 compared to the year ended December 31, 2006.

        Increased headcount and related compensation and commissions are the most significant contributors to the increase in sales, marketing expenses and account management for the years ended

December 31, 2006 and 2005. Throughout the years ended December 31, 2005 and into 2006, we invested in the expansion and improvement of our sales, marketing and account management functions. During 2006 in North America, while our sales force headcount increased at a slower rate than revenue growth, the shift to higher end resources drove an increase in the level of spending due to higher costs per sales person and the additional support required. We have significantly increased the size of our digital sales force through our acquisition of LiveVault and the hiring of new sales employees, particularly in Europe. Additionally, costs associated with an enterprise-wide sales meeting held in 2006 and not held in 2005 also contributed to this increase. Our larger North American sales force generated a $6.3 million increase in sales commissions and an increase of $13.6 million of compensation expense for the year ended December 31, 2006 compared to the year ended December 31, 2005.

Information Technology

        Information technology expenses decreased as a percentage of consolidated revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 primarily due to a write-off of $5.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented in 2006 and did not repeat in 2007. The dollar increase in information technology expenses is due to compensation expense, consulting fees and communication costs which are correlated to our increase in revenues.

        Information technology expenses increased as a percentage of consolidated revenues for the year ended December 31, 2006 compared to the year ended December 31, 2005 due to increases in technology development activities within our digital services business, including the acquisition of LiveVault and associated research and development activities and increased spending to support our growing digital archiving business. Additionally, during 2006, we wrote-off $5.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented. Higher utilization of existing information technology resources to revenue producing projects, which are charged to costs of goods sold and decreased information technology spending in our European operations, partially offset this increase.

Depreciation, Amortization, and (Gain) and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $40.9 million to $249.3 million (9.1% of consolidated revenues) for the year ended December 31, 2007 from $208.4 million (8.9% of consolidated revenues) for the year ended December 31, 2006. Consolidated depreciation and amortization expense increased $21.5 million to $208.4 million (8.9% of consolidated revenues) for the year ended December 31, 2006 from $187.0 million (9.0% of consolidated revenues) for the year ended December 31, 2005. Depreciation expense increased $34.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, and increased $17.0 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings, as well as accelerated depreciation on buildings we have chosen to exit.

        Amortization expense increased $6.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, and increased $4.4 million for the year ended December 31, 2006 compared to the year ended December 31, 2005, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our 2007 acquisitions.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $5.5 million for the year ended December 31, 2007, consisted primarily of a gain related to insurance proceeds from our property claim of $7.7 million associated with the July 2006 fire in one of our London, England facilities, net of a $1.3 million write-off of previously deferred software costs in our North American Physical Business associated with a discontinued product after implementation. Consolidated gain on disposal/writedown of property, plant and equipment, net of $9.6 million for the year ended December 31, 2006, consisted primarily of a gain on the sale of a property in the U.K. of $10.5 million offset by disposals and writedowns. Consolidated gain on disposal/writedown of property, plant and equipment, net of $3.5 million for the year ended December 31, 2005, consisted primarily of a gain on the sale of a property in the U.K. of $4.5 million offset primarily by software asset writedowns of $1.1 million.

OPERATING INCOME

        As a result of all the foregoing factors, consolidated operating income increased $47.5 million, or 11.7%, to $454.7 million (16.7% of consolidated revenues) for the year ended December 31, 2007 from $407.2 million (17.3% of consolidated revenues) for the year ended December 31, 2006. Consolidated operating income increased $20.4 million, or 5.3%, to $407.2 million (17.3% of consolidated revenues) for the year ended December 31, 2006 from $386.8 million (18.6% of consolidated revenues) for the year ended December 31, 2005.

OIBDA

        As a result of all the foregoing factors, consolidated OIBDA increased $88.5 million, or 14.4%, to $704.0 million (25.8% of consolidated revenues) for the year ended December 31, 2007 from $615.6 million (26.2% of consolidated revenues) for the year ended December 31, 2006. Consolidated OIBDA increased $41.9 million, or 7.3%, to $615.6 million (26.2% of consolidated revenues) for the year ended December 31, 2006 from $573.7 million (27.6% of consolidated revenues) for the year ended December 31, 2005.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $33.6 million to $228.6 million (8.4% of consolidated revenues) for the year ended December 31, 2007 from $195.0 million (8.3% of consolidated revenues) for the year ended December 31, 2006 due to increased borrowings to fund acquisitions, offset by a decrease in our weighted average interest rate from 7.5% as of December 31, 2006 to 7.4% as of December 31, 2007. In addition, as a result of the repayment of IME's revolving credit facility and term loans with borrowings in the U.S., we had an increase of approximately $4.1 million in consolidated interest expense in the second quarter of 2007. This is a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows.

        Consolidated interest expense, net increased $11.4 million to $195.0 million (8.3% of consolidated revenues) for the year ended December 31, 2006 from $183.6 million (8.8% of consolidated revenues) for the year ended December 31, 2005. The change is primarily due to increased borrowings to fund out 2005 and 2006 acquisitions, particularly LiveVault and Pickfords Records Management ("Pickfords").

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
	2006	2007	Change
Foreign currency transaction (gains) losses, net	$(12,534)	$11,311	$23,845
Debt extinguishment expense	2,972	5,703	2,731
Other, net	(2,427)	(13,913)	(11,486)

	$(11,989)	$3,101	$15,090

	Year Ended December 31,
	2005	2006	Change
Foreign currency transaction (gains) losses, net	$7,201	$(12,534)	$(19,735)
Debt extinguishment expense	—	2,972	2,972
Other, net	(1,019)	(2,427)	(1,408)

	$6,182	$(11,989)	$(18,171)

        Foreign currency transaction losses, net of $11.3 million based on period-end exchange rates were recorded in the year ended December 31, 2007, primarily due to the strengthening of the Euro and Canadian dollar, offset by the strengthening of the British pound sterling against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

        Foreign currency gains of $12.5 million based on period-end exchange rates were recorded in the year ended December 31, 2006 primarily due to the strengthening of the British pound sterling against the U.S. dollar compared to December 31, 2005, as these currencies relate to our intercompany balances with our U.K. subsidiaries, borrowings denominated in certain foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

        Foreign currency losses of $7.2 million based on period-end exchange rates were recorded in the year ended December 31, 2005 primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar against the U.S. dollar compared to December 31, 2004, as these currencies relate to our intercompany balances with and between our Canadian, U.K. and European subsidiaries, borrowings denominated in foreign currencies under our revolving credit facility and British pounds sterling denominated debt held by our U.S. parent company.

        Other, net increased by $11.5 million in the year ended December 31, 2007 over the same period in 2006 primarily as a result of business interruption insurance proceeds of $12.9 million pertaining to the July 2006 fire in one of our London, England facilities. During 2007, we wrote-off $5.7 million of deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities.

        During 2006, we redeemed or purchased a portion of our outstanding 8 1/4% Senior Subordinated Notes due 2011 and 8 5/8% Senior Subordinated Notes due 2013 resulting in a charge of $2.8 million, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2005, 2006, and 2007 were 41.4%, 41.8% and 30.9%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. Our 2007 effective tax rate reflects the positive impact of our recent global treasury program of approximately 8.2%. Additionally, for the year ended December 31, 2007, our effective tax rate was reduced by approximately 2.7% as a result of foreign currency gains and losses, which were incurred in different tax jurisdictions.

        Our effective tax rate is subject to future variability due to, among other items: (a) changes in the mix of income from foreign jurisdictions; (b) tax law changes; (c) volatility in foreign exchange gains and (losses); and (d) the timing of the establishment and reversal of tax reserves. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $1.7 million (0.1% of consolidated revenues), $1.6 million (0.1% of consolidated revenues) and $0.9 million (less than 0.1% of consolidated revenues) for the years ended December 31, 2005, 2006, and 2007, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

Cumulative Effect of Change in Accounting Principle

        In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income as a component of depreciation expense, such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47, which resulted in a gross charge of $4.4 million ($2.8 million, net of tax) in 2005.

NET INCOME

        As a result of all the foregoing factors, for the year ended December 31, 2007, consolidated net income increased $24.2 million, or 18.8%, to $153.1 million (5.6% of consolidated revenues) from net income of $128.9 million (5.5% of consolidated revenues) for the year ended December 31, 2006. For the year ended December 31, 2006, consolidated net income increased $17.8 million, or 16.0%, to $128.9 million (5.5% of consolidated revenues) from net income of $111.1 million (5.3% of consolidated revenues) for the year ended December 31, 2005.

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. Our reportable segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 9 of Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); secure shredding services ("Shredding"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business. Our International Physical Business segment offers information protection and storage services throughout Europe, South America, Mexico and Asia Pacific, including Hard Copy, Data Protection and Shredding. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party technology escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions.

North American Physical Business

	Years Ended			Dollar Increase		Percentage Increase
	December 31, 2005	December 31, 2006	December 31, 2007	from 2005 to 2006	from 2006 to 2007	from 2005 to 2006	from 2006 to 2007
Segment Revenue	$1,529,612	$1,671,009	$1,890,068	$141,397	$219,059	9.2%	13.1%
Segment Contribution(1)	$444,343	$478,653	$539,027	$34,310	$60,374	7.7%	12.6%
Segment Contribution(1) as a Percentage of Revenue	29.0%	28.6%	28.5%
Depreciation and Amortization excluded from the Calculation of Segment Contribution(1)	$118,493	$127,562	$154,898

(1)
See Note 9 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the year ended December 31, 2007, revenue in our North American Physical Business segment increased 13.1%, primarily due to stable storage internal growth rates, continued strength in special projects, higher recycled paper revenues, and acquisitions, primarily ArchivesOne, which contributed $32.0 million or approximately 2%. In addition, favorable currency fluctuations during the year ended December 31, 2007 in Canada resulted in increased revenue, as measured in U.S. dollars, of

0.6% when compared to the year ended December 31, 2006. Contribution as a percent of segment revenue decreased slightly in the year ended December 31, 2007 due mainly to increased occupancy costs such as insurance and maintenance, and higher costs associated with the acquisition of new real estate and moving out of substandard facilities obtained through acquisitions, offset by strong service revenue growth and overhead leverage.

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

International Physical Business

	Years Ended			Dollar Increase		Percentage Increase
	December 31, 2005	December 31, 2006	December 31, 2007	from 2005 to 2006	from 2006 to 2007	from 2005 to 2006	from 2006 to 2007
Segment Revenue	$435,106	$539,335	$676,749	$104,229	$137,414	24.0%	25.5%
Segment Contribution(1)	$113,417	$117,568	$135,714	$4,151	$18,146	3.7%	15.4%
Segment Contribution(1) as a Percentage of Revenue	26.1%	21.8%	20.1%
Depreciation and Amortization excluded from the Calculation of Segment Contribution(1)	$43,285	$54,803	$67,135

(1)
See Note 9 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 25.5% during the year ended December 31, 2007, due to internal growth of 12%, and acquisitions in Europe and Latin America. Further, favorable currency fluctuations during the year ended December 31, 2007, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 10% compared to the year ended December 31, 2006. Contribution as a percent of segment revenue decreased in the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to the acquisition of lower-margin shredding and document management solutions businesses in Europe and Latin America, the impact of start-up costs in certain international joint ventures and the loss of gross margin associated with the July, 2006 fire in one of our London, England facilities. Offsetting these decreases in contribution as a percent of segment revenue were higher-margin special projects, in particular two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that will be completed in 2008.

        Revenue in our International Physical Business segment increased 24.0% during the year ended December 31, 2006 primarily due to acquisitions, which contributed $92.0 million or 18.6%. This was partially offset by net unfavorable currency fluctuations in Europe and Latin America of $6.3 million or 1.5% during the year ended December 31, 2006. The balance of the increase in revenue represents internal growth. Contribution as a percent of segment revenue decreased primarily due to the acquisition of two shredding businesses in the U.K. that operate at lower margins, the acquisition of Pickfords, and costs associated with the fire in one of our London, England facilities.

Worldwide Digital Business

	Years Ended			Dollar Increase		Percentage Increase
	December 31, 2005	December 31, 2006	December 31, 2007	from 2005 to 2006	from 2006 to 2007	from 2005 to 2006	from 2006 to 2007
Segment Revenue	$113,437	$139,998	$163,218	$26,561	$23,220	23.4%	16.6%
Segment Contribution(1)	$12,461	$9,779	$23,799	$(2,682)	$14,020	(21.5)%	143.4%
Segment Contribution(1) as a Percentage of Revenue	11.0%	7.0%	14.6%
Depreciation and Amortization excluded from the Calculation of Segment Contribution(1)	$25,144	$26,008	$27,261

(1)
See Note 9 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the year ended December 31, 2007, revenue in our Worldwide Digital Business segment increased 16.6%, due primarily to strong internal growth of 14% and the acquisition of Stratify in December 2007. The increase is primarily attributable to growth in digital storage revenue from our online backup service offerings for both personal computers and remote servers, and growth in storage of email archiving. Contribution as a percent of segment revenue increased due to the full benefit of the integration of the LiveVault acquisition and the write-off of $5.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented in 2006 and did not repeat in 2007, which offset the impact of increases in engineering headcount.

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

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2005	2006	2007
Cash flows provided by operating activities	$377,176	$374,282	$484,644
Cash flows used in investing activities	(436,175)	(466,714)	(866,635)
Cash flows provided by financing activities	81,449	82,734	457,005
Cash and cash equivalents at the end of year	53,413	45,369	125,607

        Net cash provided by operating activities was $484.6 million for the year ended December 31, 2007 compared to $374.3 million for the year ended December 31, 2006. The increase resulted primarily from an increase in operating income, including $12.9 million of business interruption insurance income related to the fire in one of our London, England facilities, and non-cash items, such as depreciation and amortization, deferred income taxes, early extinguishment of debt, and foreign currency gains and losses, and the net change in operating assets and liabilities, exclusive of acquisitions.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the year ended December 31, 2007 amounted to $386.4 million and $16.4 million, respectively. From time to time and in the normal course of business we sell certain fixed assets, primarily real estate. In the year ended December 31, 2007, we received $19.6 million of net proceeds from the sales of assets, including proceeds associated with our property claim from our insurer related to the fire in one of our London, England facilities of $17.8 million. For the year ended December 31, 2006 and 2007, capital expenditures, net and additions to customer acquisition costs were funded primarily with cash flows provided by operating activities. Excluding acquisitions, we expect our capital expenditures to be between $440 million and $480 million in the year ending December 31, 2008. Included in our estimated capital expenditures for 2008 is $40 million to $50 million of opportunity driven real estate purchases.

        In the year ended December 31, 2007, we paid net cash consideration of $481.5 million for acquisitions, most notably the ArchivesOne and RMS acquisitions in our U.S. records and information management business and Stratify in our digital business. We also acquired a number of small records management and shredding businesses in North America and Europe. Cash flows provided from operating activities, borrowings under our revolving credit facilities, the proceeds from the sale of senior subordinated notes, and cash equivalents on-hand funded these acquisitions.

        Net cash provided by financing activities was $457.0 million for the year ended December 31, 2007. During the year ended December 31, 2007, we had gross borrowings under our revolving credit and term loan facilities and other debt of $2.3 billion, $435.8 million of proceeds from the sale of senior subordinated notes, $21.8 million of proceeds from the exercise of stock options and employee stock purchase plan, $6.8 million of excess tax benefits from stock-based compensation, and $2.5 million investment by a minority partner in one of our joint ventures. We used the proceeds from these financing transactions to repay revolving credit and term loan facilities and other debt ($2.3 billion), to repay debt financing from minority stockholders, net ($0.5 million), for payment of deferred financing costs of ($8.1 million) and to fund acquisitions.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2007 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$394,156
Term Loan Facility(1)	408,500
8 1/4% Senior Subordinated Notes due 2011(2)	71,809
8 5/8% Senior Subordinated Notes due 2013(2)	447,981
7 1/4% GBP Senior Subordinated Notes due 2014(2)	299,595
7 3/4% Senior Subordinated Notes due 2015(2)	437,680
6 5/8% Senior Subordinated Notes due 2016(2)	316,047
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	178,395
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,692
6 3/4% Euro Senior Subordinated Notes due 2018(2)	372,719
Real Estate Mortgages, Seller Notes and Other	89,714

Total Long-term Debt	3,266,288
Less Current Portion	(33,440)

Long-term Debt, Net of Current Portion	$3,232,848

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors.

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

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.4 and 4.5 as of December 31, 2006 and 2007, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.6 and 5.1 as of December 31, 2006 and 2007, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. Our bond leverage ratio decreased from 5.7 as of September 30, 2007 to 5.1 as of December 31, 2007 due to the designation as Excluded Restricted Subsidiaries, as defined in the indentures, of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA of these subsidiaries is included for purposes of calculating the leverage ratio.

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

        In January 2007, we completed an underwritten public offering of 225 million Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par and priced to yield 6.875%. Our net proceeds were 219.2 million Euro ($289.1 million), after paying the underwriters' discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under our old IMI term loan and revolving credit facilities.

        In March 2007, one of our Canadian subsidiaries, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Canada Company was the continuing company, issued, in a private placement, 175 million CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par and subsequently exchanged for publicly registered notes in the U.S., on July 27, 2007. The net proceeds of $146.8 million, after sales commissions, were used to repay outstanding indebtedness under our old IMI term loan facility.

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750 million and the IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900 million to $1.2 billion. The New Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410 million term loan facility (the "new term loan facility"). Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5.7 million in 2007 related to the early retirement of the old IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs.

        As of December 31, 2007, we had $394.2 million of outstanding borrowings under the new revolving credit facility, of which $149.5 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 240.0 million); we also had various outstanding letters of credit totaling $34.5 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization, other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on December 31, 2007, was $361.3 million. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 6.8% to 8.3% and 6.2% to 7.1%, respectively, as of December 31, 2007.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of December 31, 2007.

        In the second quarter of 2007, we completed the acquisition of ArchivesOne, a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price for ArchivesOne was $200.3 million. We funded this acquisition with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

        In September 2007, we acquired RMS for $45.4 million in cash. RMS, a leading provider of outsourced file-room services, offers hospitals comprehensive, next generation file-room and film-library management solutions.

        In December 2007, we acquired Stratify for $130.0 million in cash (net of cash acquired) and $22.8 million in fair value of options issued to augment our suite of eDiscovery services, providing businesses with a complete, end-to-end eDiscovery solution. Stratify, a leader in advanced electronic discovery services for the legal market, offers in-depth discovery and data investigation solutions for AmLaw 200 law firms and leading Fortune 500 corporations. Stratify is based in Mountain View, California. We funded this acquisition with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2007 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$53,689	$6,491	$5,020	$14,119	$28,059
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,213,272	26,948	14,016	477,657	2,694,651
Interest Payments(1)	1,684,347	235,179	469,546	441,457	538,165
Operating Lease Obligations	3,058,482	209,091	389,871	366,877	2,092,643
Purchase and Asset Retirement Obligations(2)	76,028	25,385	34,869	7,854	7,920

Total(3)	$8,085,818	$503,094	$913,322	$1,307,964	$5,361,438

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2007; see Note 4 to Notes to Consolidated Financial Statements.

(2)
In addition, in connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2007 is approximately $24.3 million.

(3)
The table above excludes $72.9 million in uncertain tax positions as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the New Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Note 4, 7, and 10 of Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Loss, Alternative Minimum Tax and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2022 of $78.9 million at December 31, 2007 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $24.7 million (net of federal tax benefit), which begins to expire in 2008 through 2025, subject to a valuation allowance of approximately 98%. Additionally, we have federal alternative minimum tax credit carryforwards of $11.8 million, which have no expiration date and are available to reduce future income taxes, if any, and foreign tax credits of $56.1 million, which begin to expire in 2016.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 3 and 4 to Notes to Consolidated Financial Statements.

        As of December 31, 2007, we had $829.8 million of variable rate debt outstanding with a weighted average variable interest rate of 6.8%, and $2,436.5 million of fixed rate debt outstanding. As of December 31, 2007, 75% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2007 would have been reduced by $5.4 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2007.

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

        The impact on our earnings is mitigated significantly by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries. In addition Iron Mountain Switzerland GmbH and our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance our largest international subsidiaries with local debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our four foreign investments in the U.K., Continental Europe, Canada and Asia Pacific. Specifically, through our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the New Credit Agreement and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. To fund the acquisition of Pickfords in Australia and New Zealand in December 2005, IMI borrowed Australian and New Zealand dollars under its multi-currency revolving credit facility. These borrowings provided a natural hedge against the intercompany loans created at the time of the acquisition. Subsequently, we repaid such borrowings under our multi-currency revolving credit facility and, contemporaneously in September 2006, we entered into forward contracts to exchange U.S. dollars for 55 million in Australian dollars ("AUD") and 20.2 million in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. In addition, in January, 2007 we entered into forward contracts to exchange 124.4 million U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and was replaced with additional U.S. for Euro swaps. These forward contracts were not renewed in the third quarter of 2007. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $6.1 million ($3.9 million, net of tax) of foreign exchange losses related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholder's equity for the year ended December 31, 2007. In May 2007, we entered into forward contracts to exchange 146.1 million U.S. dollars for 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $8.0 million for the year ended December 31, 2007. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of December 31, 2007, we recorded an unrealized foreign exchange gain of $0.9 million in other expense (income), net in the accompanying statement of operations. As of December 31, 2007, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of stockholders' equity. A 10% depreciation in year-end 2007 functional currencies, relative to the U.S. dollar, would result in a reduction in our stockholders' equity of approximately $69.8 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2007 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 29, 2008 expressed an unqualified opinion on those financial statements and includes an explanatory paragraph relating to the adoption of Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 29, 2008

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 5, 2008.

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules filed as part of this report:

(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 29, 2008

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2006	2007
ASSETS
Current Assets:
Cash and cash equivalents	$45,369	$125,607
Accounts receivable (less allowances of $15,157 and $19,246, respectively)	473,366	564,049
Deferred income taxes	60,537	41,465
Prepaid expenses and other	100,449	91,275

Total Current Assets	679,721	822,396
Property, Plant and Equipment:
Property, plant and equipment	2,965,995	3,522,525
Less—Accumulated depreciation	(950,760)	(1,186,564)

Net Property, Plant and Equipment	2,015,235	2,335,961
Other Assets, net:
Goodwill	2,165,129	2,574,292
Customer relationships and acquisition costs	282,756	480,403
Deferred financing costs	29,795	34,030
Other	36,885	60,839

Total Other Assets, net	2,514,565	3,149,564

Total Assets	$5,209,521	$6,307,921

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$63,105	$33,440
Accounts payable	148,461	208,672
Accrued expenses	266,933	329,221
Deferred revenue	160,148	194,344

Total Current Liabilities	638,647	765,677
Long-term Debt, net of current portion	2,605,711	3,232,848
Other Long-term Liabilities	72,778	89,990
Deferred Rent	53,597	63,636
Deferred Income Taxes	280,225	351,226
Commitments and Contingencies (see Note 10)
Minority Interests	5,290	9,089
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 199,109,581 shares and 200,693,217 shares, respectively)	1,991	2,007
Additional paid-in capital	1,144,101	1,209,512
Retained earnings	373,387	509,875
Accumulated other comprehensive items, net	33,794	74,061

Total Stockholders' Equity	1,553,273	1,795,455

Total Liabilities and Stockholders' Equity	$5,209,521	$6,307,921

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2005	2006	2007
Revenues:
Storage	$1,181,551	$1,327,169	$1,499,074
Service and storage material sales	896,604	1,023,173	1,230,961

Total Revenues	2,078,155	2,350,342	2,730,035
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	938,239	1,074,268	1,260,120
Selling, general and administrative	569,695	670,074	771,375
Depreciation and amortization	186,922	208,373	249,294
Gain on disposal/writedown of property, plant and equipment, net	(3,485)	(9,560)	(5,472)

Total Operating Expenses	1,691,371	1,943,155	2,275,317
Operating Income	386,784	407,187	454,718
Interest Expense, Net	183,584	194,958	228,593
Other Expense (Income), Net	6,182	(11,989)	3,101

Income Before Provision for Income Taxes and Minority Interest	197,018	224,218	223,024
Provision for Income Taxes	81,484	93,795	69,010
Minority Interests in Earnings of Subsidiaries, Net	1,684	1,560	920

Income before Cumulative Effect of Change in Accounting Principle	113,850	128,863	153,094
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	(2,751)	—	—

Net Income	$111,099	$128,863	$153,094

Net Income per Share—Basic:
Income before Cumulative Effect of Change in Accounting Principle	$0.58	$0.65	$0.77
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	(0.01)	—	—

Net Income per Share—Basic	$0.57	$0.65	$0.77

Net Income per Share—Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$0.57	$0.64	$0.76
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	(0.01)	—	—

Net Income per Share—Diluted	$0.56	$0.64	$0.76

Weighted Average Common Shares Outstanding—Basic	195,988	198,116	199,938

Weighted Average Common Shares Outstanding—Diluted	198,104	200,463	202,062

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock Voting		Additional
				Retained Earnings	Accumulated Other Comprehensive Items	Total Stockholders' Equity
	Shares	Amounts	Paid-in Capital
Balance, December 31, 2004	194,726,871	$1,947	$1,062,911	$133,425	$20,285	$1,218,568
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $9,668	2,767,436	28	57,315	—	—	57,343
Deferred compensation	—	—	(16,060)	—	—	(16,060)
Currency translation adjustment	—	—	—	—	(4,300)	(4,300)
Stock options issued in connection with an acquisition	—	—	780	—	—	780
Market value adjustments for hedging contracts, net of tax	—	—	—	—	2,458	2,458
Market value adjustments for securities, net of tax	—	—	—	—	241	241
Net income	—	—	—	111,099	—	111,099

Balance, December 31, 2005	197,494,307	1,975	1,104,946	244,524	18,684	1,370,129
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $4,387	1,615,274	16	39,155	—	—	39,171
Currency translation adjustment	—	—	—	—	14,659	14,659
Market value adjustments for hedging contracts, net of tax	—	—	—	—	43	43
Market value adjustments for securities, net of tax	—	—	—	—	408	408
Net income	—	—	—	128,863	—	128,863

Balance, December 31, 2006	199,109,581	1,991	1,144,101	373,387	33,794	1,553,273
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $6,765	1,583,636	16	42,583	—	—	42,599
Currency translation adjustment	—	—	—	—	40,480	40,480
Stock options issued in connection with an acquisition	—	—	22,828	—	—	22,828
Reserve related to uncertain tax positions (Note 7)	—	—	—	(16,606)	—	(16,606)
Market value adjustments for hedging contracts, net of tax	—	—	—	—	170	170
Market value adjustments for securities, net of tax	—	—	—	—	(383)	(383)
Net income	—	—	—	153,094	—	153,094

Balance, December 31, 2007	200,693,217	$2,007	$1,209,512	$509,875	$74,061	$1,795,455

	2005	2006	2007
COMPREHENSIVE INCOME:
Net Income	$111,099	$128,863	$153,094
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	(4,300)	14,659	40,480
Market Value Adjustments for Hedging Contracts, Net of Tax Provision of $973, $13, and $51, respectively	2,458	43	170
Market Value Adjustments for Securities, Net of Tax	241	408	(383)

Comprehensive Income	$109,498	$143,973	$193,361

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2005	2006	2007
Cash Flows from Operating Activities:
Net income	$111,099	$128,863	$153,094
Adjustments to reconcile net income to cash flows from operating activities:
Cumulative effect of change in accounting principle (net of tax benefit)	2,751	—	—
Minority interests in earnings of subsidiaries, net	1,684	1,560	920
Depreciation	170,698	187,745	222,655
Amortization (includes deferred financing costs and bond discount of $4,951, $5,463, and $5,361, respectively)	21,175	26,091	32,000
Stock compensation expense	6,189	12,387	13,861
Provision for deferred income taxes	59,470	53,139	43,813
Loss on early extinguishment of debt	—	2,972	5,703
Gain on disposal/writedown of property, plant and equipment, net	(3,485)	(9,560)	(5,472)
Loss (Gain) on foreign currency and other, net	6,472	(16,990)	17,110
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(45,572)	(53,867)	(33,650)
Prepaid expenses and other current assets	(13,360)	(12,317)	(11,973)
Accounts payable	21,017	9,008	14,213
Accrued expenses, deferred revenue and other current liabilities	34,360	37,320	25,932
Other assets and long-term liabilities	4,678	7,931	6,438

Cash Flows from Operating Activities	377,176	374,282	484,644
Cash Flows from Investing Activities:
Capital expenditures	(272,129)	(381,970)	(386,442)
Cash paid for acquisitions, net of cash acquired	(178,238)	(81,208)	(481,526)
Additions to customer relationship and acquisition costs	(13,431)	(14,251)	(16,403)
Investment in joint ventures	—	(5,943)	—
Proceeds from sales of property and equipment and other, net	27,623	16,658	17,736

Cash Flows from Investing Activities	(436,175)	(466,714)	(866,635)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(509,595)	(654,960)	(2,311,331)
Proceeds from revolving credit and term loan facilities and other debt	568,726	543,940	2,310,044
Early retirement of senior subordinated notes	—	(112,397)	—
Net proceeds from sales of senior subordinated notes	—	281,984	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(2,399)	(2,068)	1,950
Proceeds from exercise of stock options and employee stock purchase plan	25,649	22,245	21,843
Excess tax benefits from stock-based compensation	—	4,387	6,765
Payment of debt financing costs and stock issuance costs	(932)	(397)	(8,084)

Cash Flows from Financing Activities	81,449	82,734	457,005
Effect of Exchange Rates on Cash and Cash Equivalents	(979)	1,654	5,224

Increase (Decrease) in Cash and Cash Equivalents	21,471	(8,044)	80,238
Cash and Cash Equivalents, Beginning of Year	31,942	53,413	45,369

Cash and Cash Equivalents, End of Year	$53,413	$45,369	$125,607

Supplemental Information:
Cash Paid for Interest	$183,657	$185,072	$215,451

Cash Paid for Income Taxes	$21,858	$17,143	$33,994

Non-Cash Investing Activities:
Capital Leases	$23,886	$17,027	$17,207

Accrued Capital Expenditures	$19,124	$32,068	$59,979

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2007
(In thousands, except share and per share data)

1. Nature of Business

        On May 27, 2005, Iron Mountain Incorporated, a Pennsylvania corporation ("Iron Mountain PA"), reincorporated as a Delaware corporation. The reincorporation was effected by means of a statutory merger (the "Merger") of Iron Mountain PA with and into Iron Mountain Incorporated, a Delaware corporation ("Iron Mountain DE"), a wholly owned subsidiary of Iron Mountain PA. In connection with the Merger, Iron Mountain DE succeeded to and assumed all of the assets and liabilities of Iron Mountain PA. Apart from the change in its state of incorporation, the Merger had no effect on Iron Mountain PA's business, board composition, management, employees, fiscal year, assets or liabilities, or location of its facilities, and did not result in any relocation of management or other employees. The Merger was approved at the Annual Meeting of Stockholders held on May 26, 2005. Upon consummation of the Merger, Iron Mountain DE succeeded to Iron Mountain PA's reporting obligations and continued to be listed on the New York Stock Exchange under the symbol "IRM."

        On December 7, 2006, our board authorized and approved a three-for-two stock split effected in the form of a dividend on our common stock. We issued the additional shares of common stock resulting from this stock dividend on December 29, 2006 to all stockholders of record as of the close of business on December 18, 2006. All share data has been adjusted for such stock split.

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries. We are a global full-service provider of information protection and storage and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations, including more than 93% of the Fortune 1000 and more than 90% of the FTSE 100.

2. Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited ("IME"), our European subsidiary, are consolidated for the appropriate periods based on its fiscal year ended October 31. All intercompany account balances have been eliminated or presented to reflect the underlying economics of the transactions.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
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

  d.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. The total of such net loss amounted to $7,201, a net gain of $12,534, and a net loss of $11,311 for the years ended December 31, 2005, 2006 and 2007, respectively.

  e.
  Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Buildings	40 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	5 to 20 years
Warehouse equipment	3 to 9 years
Vehicles	5 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2006	2007
Land and buildings	$931,784	$1,073,548
Leasehold improvements	240,341	314,858
Racking	944,299	1,158,017
Warehouse equipment/vehicles	162,735	202,496
Furniture and fixtures	60,047	68,091
Computer hardware and software	449,713	543,535
Construction in progress	177,076	161,980

	$2,965,995	$3,522,525

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when the software is placed in service. During the year ended December 31, 2006, we wrote-off $6,329 of previously deferred costs of our Worldwide Digital Business, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented, and such costs are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations. During the year

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

ended December 31, 2007, we wrote-off $1,263 of previously deferred software costs in our North American Physical Business, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

        In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets legally required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. As of December 31, 2005, we have recognized the cumulative effect of initially applying FIN 47 as a cumulative effect of change in accounting principle as prescribed in FIN 47. The impact of adopting FIN 47 as of December 31, 2005 was a gross charge of $4,422 ($2,751, net of tax), an increase in property, plant and equipment, net of $1,889 and long-term liabilities of $6,311. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations is as follows:

	December 31,
	2006	2007
Asset Retirement Obligations, beginning of the year	$6,311	$7,074
Liabilities Incurred	537	287
Liabilities Settled	(410)	(473)
Accretion Expense	636	887

Asset Retirement Obligations, end of the year	$7,074	$7,775

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Had we applied the provisions of FIN 47 as of January 1, 2005, the pro forma impacts on net income and basic and diluted earnings per common share would not be material for 2005.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2005, 2006 and 2007 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2007, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2007 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. ("IPM")), IPM, South America, Mexico and Asia Pacific.

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

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2006 and 2007 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2005	$1,543,037	$463,742	$131,862	$2,138,641
Deductible goodwill acquired during the year	5,581	1,726	—	7,307
Non-deductible goodwill acquired during the year	3,215	5,877	—	9,092
Adjustments to purchase reserves	(369)	(2,414)	(91)	(2,874)
Fair value and other adjustments(1)	(9,661)	1,726	(7,734)	(15,669)
Currency effects	22	28,610	—	28,632

Balance as of December 31, 2006	1,541,825	499,267	124,037	2,165,129
Deductible goodwill acquired during the year	62,760	10,962	—	73,722
Non-deductible goodwill acquired during the year	89,044	18,982	135,360	243,386
Adjustments to purchase reserves	(26)	(469)	—	(495)
Fair value and other adjustments(2)	(11,392)	13,463	—	2,071
Currency effects	35,489	54,990	—	90,479

Balance as of December 31, 2007	$1,717,700	$597,195	$259,397	$2,574,292

(1)
Fair value and other adjustments primarily includes contingent payments of approximately $14,200 related to acquisitions made in previous years, as well as, finalization of customer relationship, core technology, property, plant and equipment (primarily racking) and operating lease fair value allocations from preliminary estimates previously recorded of approximately $(25,600), and adjustments to deferred income taxes of approximately $(4,200).

(2)
Fair value and other adjustments primarily includes contingent payments of approximately $1,800 related to acquisitions made in previous years, as well as, adjustments to record deferred tax liabilities of approximately $(4,500) and finalization of customer relationship allocations from preliminary estimates previously recorded for two acquisitions in 2006 of approximately $4,700.

h.
Long-Lived Assets

        In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $3,485 for the year ended December 31, 2005, consisted primarily of a gain on the sale of a facility in the U.K. during the fourth quarter of 2005 of approximately $4,500 offset by software asset writedowns of approximately $1,100. Consolidated gains on disposal/writedown of property, plant and equipment, net of $9,560 in the year ended December 31, 2006 consisted primarily of a gain on the sale of a facility in the U.K. in the fourth quarter of 2006 of approximately $10,499 offset by disposals and asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $5,472 in the year ended December 31, 2007 consisted primarily of a gain related to insurance proceeds from our property claim of $7,745 associated with the July 2006 fire in one of our London, England facilities, net of a $1,263 write-off of previously deferred software costs in our North American Physical Business associated with a discontinued product after implementation.

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized. Costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from five to 30 years (weighted average of 25 years at December 31, 2007) and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over approximately 5 years to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from six to 30 years (weighted average of 22 years at December 31, 2007). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value. As of December 31, 2006 and 2007, the gross carrying amount of customer relationships and acquisition costs was $339,591 and $557,192, respectively, and accumulated amortization of those costs was $56,835 and $76,789, respectively. For the years ended December 31, 2005, 2006 and 2007, amortization expense was $12,910, $16,292 and $22,110, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations. For the years ended December 31, 2006 and 2007, the charge to revenues associated with large volume accounts was $3,681 and $4,864, respectively, which represents the level anticipated over the next 5 years.

        Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over a weighted average period of eight years. As of December 31, 2006 and 2007, the gross carrying amount of other intangible assets was $32,985 and $50,004, respectively, and accumulated amortization of those costs was $9,521 and $13,183, respectively, included in other in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2005, 2006 and 2007, amortization expense was $3,314, $4,336 and $4,526, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $4,828, $4,828, $4,828, $4,571 and $4,025 for 2008, 2009, 2010, 2011 and 2012, respectively) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2008	$30,521
2009	29,743
2010	29,086
2011	26,628
2012	25,586
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2006 and 2007, gross carrying amount of deferred financing costs was $50,775 and $52,034 respectively, and accumulated amortization of those costs was $20,980 and $18,004, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

  k.
  Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2006	2007
Interest	$56,971	$66,586
Payroll and vacation	48,946	65,284
Derivative liability	1,336	—
Restructuring costs (see Note 6)	2,821	1,857
Incentive compensation	34,773	45,333
Income taxes	6,973	2,025
Other	115,113	148,136

	$266,933	$329,221

  l.
  Revenues

        Our revenues consist of storage revenues as well as service and storage material sales revenues. Storage revenues consist of periodic charges related to the storage of materials or data (generally on a per unit basis). Service and storage material sales revenues are comprised of charges for related service activities and courier operations and the sale of software licenses and storage materials. Included in service and storage materials sales are related core service revenues arising from: (a) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawls from storage; (b) courier

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

operations, consisting primarily of the pickup and delivery of records upon customer request; (c) secure shredding of sensitive documents; and (d) other recurring services including maintenance and support contracts. Our complementary services revenues, included in service and storage material sales, arise from special project work, including data restoration, providing fulfillment services, consulting services and product sales, including software licenses, specially designed storage containers, magnetic media including computer tapes and related supplies.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer and title has passed to the customer and include software license sales. Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

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

  n.
  Stock-Based Compensation

        We adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure" in our financial statements beginning January 1, 2003. We adopted SFAS No. 123R, "Share-Based Payment", effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, "Employee Stock-Based Awards"). For the year ended December 31, 2006, the incremental stock-based compensation expense due to the adoption of SFAS No. 123R caused income before provision for income taxes and minority interest to decrease by $894, and net income to decrease by $539, and had no impact on basic and diluted earnings per share.

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2005, 2006 and 2007 was $6,189 ($4,757 after tax or $0.02 per basic and diluted share), $12,387 ($9,188 after tax or $0.05 per basic and diluted share) and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

$13,861 ($10,164 after tax or $0.05 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $4,387 and $6,765 for the years ended December 31, 2006 and 2007, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

        The following table details the effect on net income and earnings per share had stock-based compensation expense for the Employee Stock-Based Awards been recorded based on SFAS No. 123R. The reported and pro forma net income and earnings per share for the years ended December 31, 2006 and 2007 in the table below are the same since stock-based compensation expense is calculated under the provisions of SFAS No. 123R. These amounts for the years ended December 31, 2006 and 2007 are included in the table below only to provide the detail for a comparative presentation to the 2005 period.

	Year Ended December 31,
	2005	2006	2007
Net income, as reported	$111,099	$128,863	$153,094
Add: Stock-based employee compensation expense included in reported net income, net of tax benefit	4,757	9,188	10,164
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax benefit	(5,965)	(9,188)	(10,164)

Net income, pro forma	$109,891	$128,863	$153,094

Earnings per share:
Basic—as reported	$0.57	$0.65	$0.77
Basic—pro forma	0.56	0.65	0.77
Diluted—as reported	0.56	0.64	0.76
Diluted—pro forma	0.55	0.64	0.76

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock at the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of December 31, 2007, 10-year vesting options represent 11.8% of total outstanding options. Our Directors are considered employees under the provisions of SFAS No. 123R.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A total of 30,036,442 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2007 was 2,695,809.

        The weighted average fair value of options granted in 2005, 2006 and 2007 was $7.90, $9.89 and $11.72 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2005	2006	2007
Expected volatility	26.5%	24.2%	27.7%
Risk-free interest rate	4.12%	4.66%	4.42%
Expected dividend yield	None	None	None
Expected life of the option	6.6 years	6.6 years	7.5 years

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

        A summary of option activity for the year ended December 31, 2007 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2006	8,067,327	$17.21
Granted	4,714,805	28.26
Issued in Connection with Acquisitions	923,757	3.01
Exercised	(1,309,086)	10.65
Forfeited	(356,102)	23.26
Expired	(44,066)	16.56

Outstanding at December 31, 2007	11,996,635	$21.01	7.6	$192,066

Options exercisable at December 31, 2007	4,385,087	$13.34	5.5	$103,839

        The aggregate intrinsic value of stock options exercised for the years ended December 31, 2005, 2006 and 2007 was approximately $31,539, $18,271 and $24,113, respectively. The aggregate fair value of stock options vested for the years ended December 31, 2005, 2006 and 2007 was approximately $4,717, $7,487 and $29,361, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the years ended December 31, 2005, 2006 and 2007 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

        A summary of restricted stock activity for the year ended December 31, 2007 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2006	62,348	$21.18
Granted	1,012	37.53
Vested	(31,351)	20.75
Forfeited	(2,139)	28.16

Non-vested at December 31, 2007	29,870	21.69

        The total fair value of shares vested for the years ended December 31, 2005, 2006 and 2007 was $0, $1,003 and $863, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. Prior to the December 1, 2006 offering period, the price for shares purchased under the ESPP was 85% of the fair market price at either the beginning or the end of the offering period, whichever was lower. Beginning with the December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP was changed to 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we no longer need to recognize compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

consolidated financial statements on a prospective basis relative to offering periods after December 1, 2006. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the years ended December 31, 2005, 2006 and 2007, there were 579,173, 535,826 and 274,881 shares, respectively, purchased under the ESPP. The number of shares available for purchase at December 31, 2007 was 1,375,532.

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

        The weighted average fair value for the ESPP options was $4.05, $4.01, $5.80 and $4.80 for the December 2004, May 2005, December 2005 and May 2006 offerings, respectively.

        As of December 31, 2007, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $73,759 and is expected to be recognized over a weighted-average period of 5.2 years.

        We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

  o.
  Income Taxes

        We account for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"), which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not. We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, on January 1, 2007.

  p.
  Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income by the weighted average number of common shares outstanding. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
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

        The following table presents the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2005	2006	2007
Net income	$111,099	$128,863	$153,094

Weighted-average shares—basic	195,988,000	198,116,000	199,938,000
Effect of dilutive potential stock options	2,108,120	2,317,375	2,108,554
Effect of dilutive potential restricted stock	8,503	29,828	15,764

Weighted-average shares—diluted	198,104,623	200,463,203	202,062,318

Net income per share—basic	$0.57	$0.65	$0.77

Net income per share—diluted 3	$0.56	$0.64	$0.76

Antidilutive stock options, excluded from the calculation	961,407	725,398	2,039,601
  q.
  New Accounting Pronouncements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We do not expect the adoption of SFAS No. 157 to have a material impact on our financial position or results of operations. In February 2008, the FASB delayed the effective date of SFAS No. 157 for all nonrecurring fair value measurements of nonfinancial assets and nonfinancial liabilities until fiscal years beginning after November 15, 2008.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We do not expect the adoption of SFAS No. 159 to have a material impact on our financial position or results of operations.

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141R"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement-an amendment to ARB No. 51" ("SFAS No. 160"). SFAS No. 141R and SFAS No. 160 will require (a) more of the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (b) liabilities related to contingent consideration to be remeasured at fair value in each subsequent period, (c) an acquirer to expense as incurred acquisition-related costs, such as

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

transaction fees for attorneys, accountants and investment bankers, as well as, costs associated with restructuring the activities of the acquired company, and (d) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS No. 141R is effective and provided for prospective application for fiscal years beginning after December 15, 2008. SFAS No. 160 is required to apply retrospectively in comparative financial statements for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R and SFAS No. 160 is dependent upon the level of future acquisitions; however, they will generally result in (1) increased operating costs associated with the expensing of transaction and restructuring costs, as incurred, (2) increased volatility in earnings related to the fair valuing of contingent consideration through earnings in subsequent periods, and (3) increased depreciation, amortization and equity balances associated with the fair valuing of noncontrolling interests and their classification as a separate component of consolidated stockholders' equity.

  r.
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

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2005	$13,886	$21,124	$4,402	$67	$(24,957)	$14,522
2006	14,522	23,147	2,836	596	(25,944)	15,157
2007	15,157	21,075	2,897	1,186	(21,069)	19,246

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  s.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31,
	2006	2007
Foreign currency translation adjustments	$32,918	$73,398
Market value adjustments for hedging contracts, net of tax	(170)	—
Market value adjustments for securities, net of tax	1,046	663

	$33,794	$74,061

  t.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of temporary cash investments and accounts receivable. The only significant concentration of credit risk as of December 31, 2007 relates to cash and cash equivalents held on deposit with primarily 3 global banks which we consider to be large, highly rated investment grade institutions.

  u.
  Available-for-sale Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale, as defined by SFAS No. 115, "Accounting for Certain Investments and Debt and Equity Securities." As of December 31, 2006 and 2007, the fair value of the money market and mutual funds included in this trust amounted to $7,414 and $7,659, respectively, included in prepaid expenses and other in the accompanying consolidated balance sheets. Included in other expense (income), net in the accompanying consolidated statements of operations were net realized gains of $127, $336 and $961 for the years ended December 31, 2005, 2006 and 2007, respectively. Unrealized gains and losses are reported as a component of accumulated other comprehensive items, net in the accompanying consolidated statement of stockholder's equity.

  v.
  Investments

        As of December 31, 2007, we have investments in joint ventures, including minority interests in Archive Management Solutions of 20% (Poland), in Team Delta Holding A/S of 20% (Denmark), in Iron Mountain Arsivleme Hizmetleri A.S. of 19.9% (Turkey), and in Safe doc S.A. of 13% (Greece). These investments are accounted for using the equity method. As of December 31, 2006 and 2007, the carrying value related to these investments was $3,510 and $4,320, respectively, included in other assets in the accompanying consolidated balance sheets. Additionally, we have an investment in Image Tag of $1,500 as of December 31, 2007, which is accounted for using the cost method, included in other long-term assets in the accompanying consolidated balance sheet.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        We previously entered into two interest rate swap agreements, which were derivatives as defined by SFAS No. 133 and designated as cash flow hedges. These swap agreements hedged interest rate risk on certain amounts of our term loan. Both of these swap agreements expired in the first quarter of 2006. As a result of the foregoing, for the years ended December 31, 2005 and 2006, we recorded additional interest expense of $3,952 and $127 resulting from interest rate swap payments.

        In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. This swap agreement was terminated in the second quarter of 2007. The estimated cost to terminate these swaps (fair value of derivative liability) was $760 at December 31, 2006, and is included in the accompanying consolidated balance sheet. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest income of $1,698, $646 and $34 for the years ended December 31, 2005, 2006 and 2007, respectively.

        In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling and was designated as a cash flow hedge. This swap agreement hedged interest rate risk on IME's British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date and was terminated in the second quarter of 2007. We have recorded, in the accompanying consolidated balance sheet, the fair value of the derivative liability, a deferred tax asset and a corresponding charge to accumulated other comprehensive items of $364 ($273 recorded in accrued expenses and $91 recorded in other long-term liabilities), $109 and $255, respectively, as of December 31, 2006. For the years ended December 31, 2006 and 2007, we recorded additional interest expense of $124 and interest income of $799, respectively, resulting from interest rate swap cash settlements and changes in fair value.

        In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars ("AUD") and 20,200 in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. These forward contracts were not renewed in the third quarter of 2007. We recorded a realized loss of $3,179 and $5,906 for the years ended December 31, 2006 and 2007, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of December 31, 2006, we recorded an unrealized foreign exchange loss of $303 in other expense (income), net in the accompanying statement of operations.

        In January 2007, we entered into forward contracts to exchange 124,368 U.S. dollars for 96,000 Euros and 194,000 Canadian dollars ("CAD") for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and was replaced with additional U.S. for Euro swaps. These forward contracts were

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

not renewed in the third quarter of 2007. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $6,136 ($3,926, net of tax) of foreign exchange losses related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2007. In May 2007, we entered into forward contracts to exchange 146,096 U.S. dollars for 73,600 in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $8,045 for the year ended December 31, 2007. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of December 31, 2007, we recorded an unrealized foreign exchange gain of $935 in other expense (income), net in the accompanying statement of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt

        Long-term debt consists of the following:

	December 31,
	2006		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$170,472	$170,472	$—	$—
IMI Term Loan Facility(1)	312,000	312,000	—	—
IME Revolving Credit Facility(1)	77,819	77,819	—	—
IME Term Loan Facility(1)	189,005	189,005	—	—
New Revolving Credit Facility(1)	—	—	394,156	394,156
New Term Loan Facility(1)	—	—	408,500	408,500
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4%" notes)(2)(3)	71,789	72,240	71,809	71,790
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8%" notes)(2)(3)	448,001	461,310	447,981	453,844
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4%" notes)(2)(3)	293,865	287,988	299,595	281,619
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4%" notes)(2)(3)	438,594	438,802	437,680	437,366
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8%" notes)(2)(3)	315,553	305,600	316,047	302,534
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	—	—	178,395	172,151
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4%" notes)(2)(3)	200,000	212,500	200,000	210,750
8% Senior Subordinated Notes due 2018 (the "8%" notes)(2)(3)	49,663	50,000	49,692	50,000
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4%" notes)(2)(3)	39,429	39,609	372,719	353,054
Real Estate Mortgages(5)	4,081	4,081	7,381	7,381
Seller Notes(5)	8,757	8,757	8,329	8,329
Other(5)(6)	49,788	49,788	74,004	74,004

Total Long-term Debt	2,668,816		3,266,288
Less Current Portion	(63,105)		(33,440)

Long-term Debt, Net of Current Portion	$2,605,711		$3,232,848

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt either approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2006 and 2007).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2006 and 2007, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt (Continued)

(3)
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

(5)
We believe the fair value of this debt approximates its carrying value.

(6)
Includes (a) capital lease obligations of $41,384 and $53,689 as of December 31, 2006 and 2007, respectively, and (b) other various notes and other obligations, which were assumed by us as a result of certain acquisitions and other agreements, of $8,404 and $20,315 as of December 31, 2006 and 2007, respectively.

a.
Revolving Credit Facility and Term Loans

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750,000 and the IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900,000 to $1,200,000. The New Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410,000 term loan facility (the "new term loan facility"). Our subsidiaries, Iron Mountain Canada Corporation ("Canada Company") and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,703 in 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of December 31, 2007, we had $394,156 of outstanding borrowings under the new revolving credit facility, of which $149,500 was denominated in U.S. dollars and the remaining balance was denominated in CAD 240,000; we also had various outstanding letters of credit totaling $34,534. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt (Continued)

amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on December 31, 2007, was $361,310. The interest rate in effect under the new revolving credit facility and new term loan facility ranged from 6.8% to 8.3% and 6.2% to 7.1%, respectively, as of December 31, 2007. For the years ended December 31, 2005 and 2006, we recorded commitment fees of $806 and $477, respectively, based on the unused balances under the old IME revolving credit facility. For the years ended December 31, 2005 and 2006, we recorded commitment fees of $846 and $558, respectively, based on the unused balances under the old IMI revolving credit facility. For the year ended December 31, 2007, we recorded commitment fees of $1,307 based on the unused balances under our revolving credit facility.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.4 and 4.5 as of December 31, 2006 and 2007, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.6 and 5.1 as of December 31, 2006 and 2007, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of December 31, 2007. Our bond leverage ratio decreased from 5.7 as of September 30, 2007 to 5.1 as of December 31, 2007 due to the designation as Excluded Restricted Subsidiaries, as defined in the indentures, of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA of these subsidiaries is included for purposes of calculating the leverage ratio.

  b.
  Notes Issued under Indentures

        As of December 31, 2007, we have nine series of senior subordinated notes issued under various indentures, eight are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the New Credit Agreement:

  •
  $71,881 principal amount of notes maturing on July 1, 2011 and bearing interest at a rate of 8 1/4% per annum, payable semi-annually in arrears on January 1 and July 1;

  •
  $447,874 principal amount of notes maturing on April 1, 2013 and bearing interest at a rate of 8 5/8% per annum, payable semi-annually in arrears on April 1 and October 1;

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt (Continued)

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

  •
  175,000 CAD principal amount of notes maturing on March 15, 2017 and bearing interest at a rate of 7 1/2% per annum, payable semi-annually in arrears on March 15 and September 15 (the Subsidiary Notes);

  •
  $200,000 principal amount of notes maturing on July 15, 2018 and bearing interest at a rate of 8 3/4% per annum, payable semi-annually in arrears on January 15 and July 15;

  •
  $50,000 principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 8% per annum, payable semi-annually in arrears on April 15 and October 15; and

  •
  255,000 Euro principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 6 3/4% per annum, payable semi-annually in arrears on April 15 and October 15.

        The Parent Notes and the Subsidiary Notes are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of our direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. The remainder of our subsidiaries do not guarantee the senior subordinated notes. Additionally, IMI guarantees the Subsidiary Notes. Canada Company does not guarantee the Parent Notes.

        In January 2007, we completed an underwritten public offering of 225,000 Euro in aggregate principal amount of our 6 3/4% Euro Senior Subordinated Notes due 2018, which were issued at a price of 98.99% of par. Our net proceeds were 219,200 Euro ($289,058), after paying the underwriters' discounts and commissions and estimated expenses (excluding accrued interest payable by purchasers of the notes from October 17, 2006). These net proceeds were used to repay outstanding indebtedness under the old IMI term loan and revolving credit facilities.

        In March 2007, one of our Canadian subsidiaries, Iron Mountain Nova Scotia Funding Company, which was subsequently party to an amalgamation under which Canada Company was the continuing company, issued, in a private placement, 175,000 CAD in aggregate principal amount of the Subsidiary Notes, which were issued at par and subsequently exchanged for publicly registered notes in the U.S., on July 27, 2007. The net proceeds of $146,760, after sales commissions, were used to repay outstanding indebtedness under the old IMI term loan facility.

        Each of the indentures for the notes provides that we may redeem the outstanding notes, in whole or in part, upon satisfaction of certain terms and conditions. In any redemption, we are also required to pay all accrued but unpaid interest on the outstanding notes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt (Continued)

        The following table presents the various redemption dates and prices of the senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	8 1/4% notes July 15,	8 5/8% notes April 1,	7 1/4% notes April 15,	7 3/4% notes January 15,	6 5/8% notes July 1,	7 1/2% notes March 15,	8 3/4% notes July 15,	8% notes October 15,	6 3/4% notes October 15,
2007	100.000%	102.875%	—	—	—	—	—	—	—
2008	100.000%	101.438%	—	103.875%	103.313%	—	—	—	—
2009	100.000%	100.000%	103.625%	102.583%	102.208%	—	—	—	—
2010	100.000%	100.000%	102.417%	101.292%	101.104%	—	—	—	—
2011	100.000%	100.000%	101.208%	100.000%	100.000%	—	104.375%	104.000%	103.375%
2012	—	100.000%	100.000%	100.000%	100.000%	103.750%	102.917%	102.667%	102.250%
2013	—	100.000%	100.000%	100.000%	100.000%	102.500%	101.458%	101.333%	101.125%
2014	—	—	100.000%	100.000%	100.000%	101.250%	100.000%	100.000%	100.000%
2015	—	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

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

        Prior to March 15, 2010, we may under certain conditions redeem a portion of the 7 1/2% notes with the net proceeds of one or more public equity offerings, at a redemption price of 107.50% of the principal amount.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

4. Debt (Continued)

actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2007, we were in compliance with all debt covenants in material agreements.

  c.
  Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 3.2% to 7.3% and are payable in various installments through 2023.

  d.
  Seller Notes

        In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of 4,170 British pounds sterling ($8,329) on these notes at December 31, 2007 is due on demand through 2009 and is classified as a current portion of long-term debt.

  e.
  Other

        Other long-term debt includes various notes, capital leases and other obligations assumed by us as a result of certain acquisitions and other agreements. The outstanding balance of $74,004 on these notes at December 31, 2007 have a weighted average interest rate of 7.5%.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2008	$33,440
2009	10,497
2010	8,538
2011	80,070
2012	411,706
Thereafter	2,722,710

$3,266,961

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2006 and 2007 and for the years ended December 31, 2005, 2006 and 2007.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

        Additionally, the Parent guarantees the Subsidiary Notes which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$27,955	$15,529	$82,123	$—	$125,607
Accounts Receivable	—	365,626	33,900	164,523	—	564,049
Intercompany Receivable	910,450	—	56,773	—	(967,223)	—
Other Current Assets	1,036	91,763	3,680	36,789	(528)	132,740

Total Current Assets	911,486	485,344	109,882	283,435	(967,751)	822,396
Property, Plant and Equipment, Net	—	1,506,261	184,993	644,707	—	2,335,961
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,991,357	1,000	—	—	(1,992,357)	—
Investment in Subsidiaries	1,682,963	1,404,005	—	—	(3,086,968)	—
Goodwill, Net	—	1,750,477	205,182	618,633	—	2,574,292
Other	30,064	323,493	15,601	206,595	(481)	575,272

Total Other Assets, Net	3,704,384	3,478,975	220,783	825,228	(5,079,806)	3,149,564

Total Assets	$4,615,870	$5,470,580	$515,658	$1,753,370	$(6,047,557)	$6,307,921

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$942,323	$—	$24,900	$(967,223)	$—
Current Portion of Long-term Debt	4,889	12,439	533	15,579	—	33,440
Total Other Current Liabilities	61,250	472,865	36,878	161,772	(528)	732,237
Long-term Debt, Net of Current Portion	2,749,423	13,130	423,051	47,244	—	3,232,848
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,991,357	—	—	(1,992,357)	—
Other Long-term Liabilities	3,853	385,647	23,821	92,012	(481)	504,852
Commitments and Contingencies
Minority Interests	—	—	—	9,089	—	9,089
Stockholders' Equity	1,795,455	1,652,819	31,375	1,402,774	(3,086,968)	1,795,455

Total Liabilities and Stockholders' Equity	$4,615,870	$5,470,580	$515,658	$1,753,370	$(6,047,557)	$6,307,921

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2005
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$862,961	$60,957	$257,633	$—	$1,181,551
Service and Storage Material Sales	—	642,659	65,836	188,109	—	896,604

Total Revenues	—	1,505,620	126,793	445,742	—	2,078,155
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	662,485	67,031	208,723	—	938,239
Selling, General and Administrative	187	432,588	20,777	116,143	—	569,695
Depreciation and Amortization	70	134,509	8,165	44,178	—	186,922
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	416	22	(3,923)	—	(3,485)

Total Operating Expenses	257	1,229,998	95,995	365,121	—	1,691,371

Operating (Loss) Income	(257)	275,622	30,798	80,621	—	386,784
Interest Expense (Income), Net	156,057	(33,325)	8,931	51,921	—	183,584
Other (Income) Expense, Net	(32,420)	36,956	—	1,646	—	6,182

(Loss) Income Before Provision for Income Taxes and Minority Interest	(123,894)	271,991	21,867	27,054	—	197,018
Provision for Income Taxes	—	64,075	9,589	7,820	—	81,484
Equity in the Earnings of Subsidiaries, Net of Tax	(234,993)	(28,586)	—	—	263,579	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	(496)	2,180	—	1,684

Income Before Cumulative Effect of Changes in Accounting Principle, Net of Tax Benefit	111,099	236,502	12,774	17,054	(263,579)	113,850
Cumulative Effect of Changes in Accounting Principle, Net of Tax Benefit	—	(2,215)	—	(536)	—	(2,751)

Net Income	$111,099	$234,287	$12,774	$16,518	$(263,579)	$111,099

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$960,421	$71,993	$294,755	$—	$1,327,169
Service and Storage Material Sales	—	689,444	77,111	256,618	—	1,023,173

Total Revenues	—	1,649,865	149,104	551,373	—	2,350,342
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	718,154	77,169	278,945	—	1,074,268
Selling, General and Administrative	(47)	497,524	25,424	147,173	—	670,074
Depreciation and Amortization	79	142,746	9,784	55,764	—	208,373
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	704	166	(10,430)	—	(9,560)

Total Operating Expenses	32	1,359,128	112,543	471,452	—	1,943,155

Operating (Loss) Income	(32)	290,737	36,561	79,921	—	407,187
Interest Expense (Income), Net	167,668	(34,689)	12,768	49,211	—	194,958
Other Expense (Income), Net	45,253	(42,626)	(13)	(14,603)	—	(11,989)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(212,953)	368,052	23,806	45,313	—	224,218
Provision for Income Taxes	—	75,407	8,418	9,970	—	93,795
Equity in the Earnings of Subsidiaries, Net of Tax	(341,816)	(46,918)	—	—	388,734	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	(586)	2,146	—	1,560

Net Income	$128,863	$339,563	$15,974	$33,197	$(388,734)	$128,863

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,074,743	$84,075	$340,256	$—	$1,499,074
Service and Storage Material Sales	—	790,997	89,350	350,614	—	1,230,961

Total Revenues	—	1,865,740	173,425	690,870	—	2,730,035
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	827,135	79,926	353,059	—	1,260,120
Selling, General and Administrative	(129)	548,918	30,146	192,440	—	771,375
Depreciation and Amortization	153	168,910	11,942	68,289	—	249,294
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,162	284	(6,918)	—	(5,472)

Total Operating Expenses	24	1,546,125	122,298	606,870	—	2,275,317

Operating (Loss) Income	(24)	319,615	51,127	84,000	—	454,718
Interest Expense (Income), Net	195,785	(9,411)	25,025	17,194	—	228,593
Other Expense (Income), Net	46,132	(2,301)	(5,087)	(35,643)	—	3,101

(Loss) Income Before Provision for Income Taxes and Minority Interest	(241,941)	331,327	31,189	102,449	—	223,024
Provision for Income Taxes	—	47,063	13,077	8,870	—	69,010
Equity in the Earnings of Subsidiaries, Net of Tax	(395,035)	(99,045)	—	—	494,080	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	1,268	—	920

Net Income	$153,094	$383,309	$18,460	$92,311	$(494,080)	$153,094

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2005
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(149,143)	$433,730	$22,034	$70,555	$—	$377,176
Cash Flows from Investing Activities:
Capital expenditures	—	(190,143)	(17,829)	(64,157)	—	(272,129)
Cash paid for acquisitions, net of cash acquired	—	(66,890)	(56)	(111,292)	—	(178,238)
Intercompany loans to subsidiaries	73,702	(107,286)	—	—	33,584	—
Investment in subsidiaries	(15,687)	(15,687)	—	—	31,374	—
Additions to customer relationship and acquisition costs	—	(7,909)	(856)	(4,666)	—	(13,431)
Proceeds from sales of property and equipment and other, net	—	15,895	4	11,724	—	27,623

Cash Flows from Investing Activities	58,015	(372,020)	(18,737)	(168,391)	64,958	(436,175)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(300,322)	(2,783)	(106,861)	(99,629)	—	(509,595)
Proceeds from revolving credit and term loan facilities and other debt	366,352	—	125,350	77,024	—	568,726
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(2,399)	—	(2,399)
Intercompany loans from parent	—	(74,977)	(19,239)	127,800	(33,584)	—
Equity contribution from parent	—	15,687	—	15,687	(31,374)	—
Proceeds from exercise of stock options and employee stock purchase plan	25,649	—	—	—	—	25,649
Payment of debt financing and stock issuance costs	(551)	—	—	(381)	—	(932)

Cash Flows from Financing Activities	91,128	(62,073)	(750)	118,102	(64,958)	81,449
Effect of exchange rates on cash and cash equivalents	—	—	(1,115)	136	—	(979)

(Decrease) Increase in cash and cash equivalents	—	(363)	1,432	20,402	—	21,471
Cash and cash equivalents, beginning of period	—	11,021	1,085	19,836	—	31,942

Cash and cash equivalents, end of period	$—	$10,658	$2,517	$40,238	$—	$53,413

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(153,741)	$434,021	$35,437	$58,565	$—	$374,282
Cash Flows from Investing Activities:
Capital expenditures	—	(266,310)	(27,956)	(87,704)	—	(381,970)
Cash paid for acquisitions, net of cash acquired	—	(24,576)	(1,388)	(55,244)	—	(81,208)
Intercompany loans to subsidiaries	76,874	(36,506)	—	—	(40,368)	—
Investment in subsidiaries	(16,800)	(16,800)	—	—	33,600	—
Additions to customer relationship and acquisition costs	—	(9,263)	(516)	(4,472)	—	(14,251)
Investment in joint ventures	—	(2,814)	—	(3,129)	—	(5,943)
Proceeds from sales of property and equipment and other, net	—	257	124	16,277	—	16,658

Cash Flows from Investing Activities	60,074	(356,012)	(29,736)	(134,272)	(6,768)	(466,714)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(571,456)	(10,113)	(5,031)	(68,360)	—	(654,960)
Proceeds from revolving credit and term loan facilities and other debt	469,273	—	26,987	47,680	—	543,940
Early retirement of notes	(112,397)	—	—	—	—	(112,397)
Net proceeds from sales of senior subordinated notes	281,984	—	—	—	—	281,984
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(2,068)	—	(2,068)
Intercompany loans from parent	—	(79,000)	(29,470)	68,102	40,368	—
Equity contribution from parent	—	16,800		16,800	(33,600)	—
Proceeds from exercise of stock options and employee stock purchase plan	22,245	—	—	—	—	22,245
Excess tax benefits from stock-based compensation	4,387	—	—	—	—	4,387
Payment of debt financing and stock issuance costs	(369)	—	—	(28)	—	(397)

Cash Flows from Financing Activities	93,667	(72,313)	(7,514)	62,126	6,768	82,734
Effect of exchange rates on cash and cash equivalents	—	—	58	1,596	—	1,654

Increase (Decrease) in cash and cash equivalents	—	5,696	(1,755)	(11,985)	—	(8,044)
Cash and cash equivalents, beginning of period	—	10,658	2,517	40,238	—	53,413

Cash and cash equivalents, end of period	$—	$16,354	$762	$28,253	$—	$45,369

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(177,057)	$474,366	$39,928	$147,407	$—	$484,644
Cash Flows from Investing Activities:
Capital expenditures	—	(248,102)	(16,360)	(121,980)	—	(386,442)
Cash paid for acquisitions, net of cash acquired	—	(415,611)	(2,303)	(63,612)	—	(481,526)
Intercompany loans to subsidiaries	(356,735)	(157,492)	—	—	514,227	—
Investment in subsidiaries	(20,298)	(20,298)	—	—	40,596	—
Additions to customer relationship and acquisition costs	—	(7,124)	(960)	(8,319)	—	(16,403)
Proceeds from sales of property and equipment and other, net	—	7,340	391	10,005	—	17,736

Cash Flows from Investing Activities	(377,033)	(841,287)	(19,232)	(183,906)	554,823	(866,635)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,239,836)	(10,894)	(723,277)	(337,324)	—	(2,311,331)
Proceeds from revolving credit and term loan facilities and other debt	1,481,750	9,056	762,498	56,740	—	2,310,044
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	1,950	—	1,950
Intercompany loans from parent	—	360,062	(190,165)	344,330	(514,227)	—
Equity contribution from parent	—	20,298	—	20,298	(40,596)	—
Proceeds from exercise of stock options and employee stock purchase plan	21,843	—	—	—	—	21,843
Excess tax benefits from stock-based compensation	6,765	—	—	—	—	6,765
Payment of debt financing and stock issuance costs	(5,490)	—	(2,687)	93	—	(8,084)

Cash Flows from Financing Activities	554,090	378,522	(6,871)	86,087	(554,823)	457,005
Effect of exchange rates on cash and cash equivalents	—	—	942	4,282	—	5,224

Increase in cash and cash equivalents	—	11,601	14,767	53,870	—	80,238
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$27,955	$15,529	$82,123	$—	$125,607

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

6. Acquisitions

        The acquisitions we consummated in 2005, 2006 and 2007 were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was primarily provided through borrowings under our credit facilities, the proceeds from the sale of senior subordinated notes and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended December 31, 2006 and 2007 are not presented due to the insignificant impact of the 2006 and 2007 acquisitions on our consolidated results of operations, respectively. Noteworthy acquisitions are as follows:

        To develop our presence in Asia Pacific, in December 2005, we acquired the Australian and New Zealand operations of Pickfords Records Management for total cash consideration of approximately Australian Dollar 115,000 ($86,276, net of cash acquired).

        To extend our leadership role in the protection of our customer' business data, in December 2005, we acquired full ownership of LiveVault Corporation ("LiveVault") for cash consideration of $35,798 (net of cash acquired). As of December 31, 2004, we had a minority interest investment in LiveVault with a carrying value of $3,615. LiveVault is a provider of disk-based online server backup and recovery solutions.

        To extend our leadership role in the information protection and storage services industry, in May 2007, we acquired ArchivesOne, Inc. ("ArchivesOne"), a leading provider of records and information management services in the United States. ArchivesOne has 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was $200,295 (net of cash acquired) for ArchivesOne.

        To complement our current health information solutions, in September 2007, we acquired RMS Services—USA, Inc. ("RMS") for $45,400 in cash. RMS, a leading provider of outsourced file-room services, offers hospitals comprehensive, next generation file-room and film-library management solutions.

        In December 2007, we acquired Stratify, Inc. ("Stratify") for $130,051 in cash (net of cash acquired) and $22,828 in fair value of options issued (based on the Black-Scholes option pricing model) to augment our suite of eDiscovery services, providing businesses with a complete, end-to-end Discovery Services solution. Stratify, a leader in advanced electronic discovery services for the legal market, offers in-depth discovery and data investigation solutions for AmLaw 200 law firms and leading Fortune 500 corporations. Stratify is based in Mountain View, California.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2005		2006		2007
Cash Paid (gross of cash acquired)	$180,457	(1)	$60,428	(1)	$490,966
Previous Investment Balance of Businesses Acquired	3,615		—		—
Fair Value of Options Issued	780		—		22,828

Total Consideration	184,852		60,428		513,794
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	16,557		7,758		45,819
Property, Plant and Equipment(2)	16,341		10,224		41,644
Customer Relationship Assets(3)	41,422		37,492		195,725
Core Technology	10,500		—		15,025
Other Assets	250		—		11,548
Liabilities Assumed(4)	(21,876)		(12,364)		(113,075)
Minority Interest	8,142	(5)	919	(5)	—

Total Fair Value of Identifiable Net Assets Acquired	71,336		44,029		196,686

Recorded Goodwill	$113,516		$16,399		$317,108

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2005 and 2006 is a contingent payment of $704 and $21,382, respectively, related to acquisitions made in previous years.

(2)
Consisted primarily of land, buildings, racking, and leasehold improvements.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2005, 2006 and 2007 were 24 years, 18 years, and 24 years, respectively.

(4)
Consisted primarily of accounts payable, accrued expenses and notes payable.

(5)
Consisted primarily of the carrying value of minority interests of Latin American partners at the date of acquisition in 2005 and the carrying value of minority interests of European, Latin American and Asia Pacific partners at the date of acquisition in 2006.

        Allocation of the purchase price for the 2007 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2007 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

6. Acquisitions (Continued)

of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2007 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	2006	2007
Reserves, beginning of the year	$12,698	$5,553
Reserves established	3,642	2,246
Expenditures	(5,181)	(3,991)
Adjustments to goodwill, including currency effect(1)	(5,606)	(206)

Reserves, end of the year	$5,553	$3,602

    (1)
    Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At December 31, 2006, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($3,010), severance costs ($259) and other exit costs ($2,284). At December 31, 2007, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,018), severance costs ($407) and other exit costs ($1,177). These accruals are expected to be used prior to December 31, 2008 except for lease losses of $1,523, severance contracts of $94, and other exit costs of $128, all of which are based on contracts that extend beyond one year.

        In connection with our acquisition in India, we entered into a shareholder agreement in May 2006. The agreement contains a put provision that would allow the minority stockholder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $2,200). In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34," we recorded a liability representing our estimate of the fair value of the guarantee in the amount of $427.

        In connection with some of our acquisitions, we have potential earn-out obligations that would be payable in the event businesses we acquired meet certain operational objectives. These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2007 is approximately $24,300.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

7. Income Taxes

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.

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

        We adopted the provisions of FIN 48 on January 1, 2007 and, as a result, we recognized a $16,606 increase in the reserve related to uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. Additionally, we grossed-up deferred tax assets and the reserve related to uncertain tax positions in the amount of $7,905 related to the federal tax benefit associated with certain state reserves. As of January 1, 2007, our reserve related to uncertain tax positions, which is included in other long-term liabilities, amounted to $83,958. Of this amount, approximately $35,439, if settled favorably, would reduce our recorded goodwill balance, with the remainder being recognized as a reduction of income tax expense.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $226, $857 and $1,170 for interest and penalties for the years ended December 31, 2005, 2006 and 2007, respectively.

        We have $4,263 and $3,630 accrued for the payment of interest and penalties as of January 1, 2007 and December 31, 2007, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
1999 to present	Canada
2002 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

7. Income Taxes (Continued)

audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return. The normal statute of limitations for state purposes is between three to five years.

        The components of income before provision for income taxes and minority interest are:

	2005	2006	2007
U.S. and Canada(1)	$178,300	$189,844	$125,143
Foreign	18,718	34,374	97,881

	$197,018	$224,218	$223,024

    (1)
    Our Canadian business operates primarily as a US branch and is included in the US income for tax purposes. The amount of Canadian income before provision for income taxes included is $24,321, $26,816, and $22,100 for 2005, 2006 and 2007, respectively.

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2022 of $78,909 at December 31, 2007 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $24,742 (net of federal tax benefit), which begins to expire in 2008 through 2025, subject to a valuation allowance of approximately 98%. Additionally, we have federal alternative minimum tax credit carryforwards of $11,764, which have no expiration date and are available to reduce future income taxes, if any, and foreign tax credits of $56,125, which begin to expire in 2016.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2007, we had approximately $72,908 of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Approximately $27,001 of the reserve is related to pre-acquisition net operating loss carryforwards and other acquisition related items. If the tax position is sustained, the reversal of this reserve will be recorded as a reduction of goodwill. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        A reconciliation of the beginning and ending amounts of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2007	$83,958
Gross additions based on tax positions related to the current year	8,885
Gross additions for tax positions of prior years	1,076
Gross reductions for tax positions of prior years	(5,872)
Lapses of statutes	(14,947)
Settlements	(192)

Gross tax contingencies—December 31, 2007	$72,908

        Included in the balance of unrecognized tax benefits at December 31, 2007 are $45,907 ($39,761 net of federal benefit) of tax benefits that, if recognized, would affect the effective tax rate. We believe

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

7. Income Taxes (Continued)

that it is reasonably possible that approximately $8,682 of our unrecognized tax positions may be recognized by the end of 2008 as a result of a lapse of statute of limitations.

        The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2006	2007
Deferred Tax Assets:
Accrued liabilities	$25,223	$22,762
Deferred rent	12,722	15,085
Net operating loss carryforwards	78,850	66,411
AMT and foreign tax credits	29,285	67,889
Valuation Allowance	(27,274)	(43,404)
Other	12,918	44,211

	131,724	172,954
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(136,149)	(211,185)
Plant and equipment, principally due to differences in depreciation	(187,480)	(249,667)
Customer acquisition costs	(27,783)	(21,863)

	(351,412)	(482,715)

Net deferred tax liability	$(219,688)	$(309,761)

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions	Deductions	Balance at End of the Year
2005	$5,691	$1,092	$2,535	$—	$9,318
2006	9,318	10,713	9,982	(2,739)	27,274
2007	27,274	23,962	—	(7,832)	43,404

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

7. Income Taxes (Continued)

statements are credited directly to equity and amounted to $9,668, $4,387 and $6,765 for the years ended December 31, 2005, 2006 and 2007, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries as well as certain other events or actions on our part, which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2005	2006	2007
Federal—current	$—	$9,156	$11,429
Federal—deferred	55,891	44,862	37,301
State—current	8,847	14,433	10,443
State—deferred	181	7,143	1,683
Foreign—current	—	16,258	3,325
Foreign—deferred	16,565	1,943	4,829

	$81,484	$93,795	$69,010

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision for income taxes and minority interests for the years ended December 31, 2005, 2006 and 2007, respectively, is as follows:

	Year Ended December 31,
	2005	2006	2007
Computed "expected" tax provision	$68,956	$78,477	$78,058
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	6,430	5,545	1,844
Increase in valuation allowance	1,092	10,713	23,962
Foreign tax rate differential and tax law change	(94)	(5,151)	(38,917)
Other, net	5,100	4,211	4,063

	$81,484	$93,795	$69,010

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        Our effective tax rates for the years ended December 31, 2005, 2006 and 2007 were 41.4%, 41.8% and 30.9%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject.

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2006
Total revenues	$563,657	$581,568	$595,610	$609,507
Operating income	92,435	102,894	97,130	114,728
Net income	27,273	37,842	26,613	37,135
Net income per share—basic	0.14	0.19	0.13	0.19
Net income per share—diluted	0.14	0.19	0.13	0.18
2007
Total revenues	$632,512	$668,689	$701,833	$727,001
Operating income	99,793	111,234	128,787	114,904
Net income	34,707	39,052	51,334	28,001
Net income per share—basic	0.17	0.20	0.26	0.14
Net income per share—diluted	0.17	0.19	0.25	0.14

9. Segment Information

        We have six operating segments, as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); secure shredding services ("Shredding"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business

  •
  Worldwide Digital Business—information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, eDiscovery services and third party technology escrow services that protect intellectual property assets such as software source code

  •
  Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Shredding

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

9. Segment Information (Continued)

  •
  South America—information protection and storage services throughout South America, including Hard Copy and Data Protection

  •
  Mexico—information protection and storage services throughout Mexico, including Hard Copy, Data Protection and Shredding

  •
  Asia Pacific—information protection and storage services throughout Australia and New Zealand, including Hard Copy, Data Protection and Shredding; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia, Malaysia, Sri Lanka and Taiwan, including Hard Copy and Data Protection

        The South America, Mexico, Asia Pacific and Europe operating segments have been aggregated given their similar economic characteristics, products, customers and processes and reported as one reportable segment, "International Physical Business." The Worldwide Digital Business does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
2005
Total Revenues	$1,529,612	$435,106	$113,437	$2,078,155
Depreciation and Amortization	118,493	43,285	25,144	186,922
Contribution	444,343	113,417	12,461	570,221
Total Assets	3,383,098	1,142,217	240,825	4,766,140
Expenditures for Segment Assets(1)	225,178	178,662	59,958	463,798
2006
Total Revenues	1,671,009	539,335	139,998	2,350,342
Depreciation and Amortization	127,562	54,803	26,008	208,373
Contribution	478,653	117,568	9,779	606,000
Total Assets	3,616,218	1,349,175	244,128	5,209,521
Expenditures for Segment Assets(1)	314,317	142,732	20,380	477,429
2007
Total Revenues	1,890,068	676,749	163,218	2,730,035
Depreciation and Amortization	154,898	67,135	27,261	249,294
Contribution	539,027	135,714	23,799	698,540
Total Assets	4,174,541	1,692,174	441,206	6,307,921
Expenditures for Segment Assets(1)	549,151	184,821	150,399	884,371

    (1)
    Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
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

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2005	2006	2007
Contribution	$570,221	$606,000	$698,540
Less: Depreciation and Amortization	186,922	208,373	249,294
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(3,485)	(9,560)	(5,472)
Interest Expense, Net	183,584	194,958	228,593
Other Expense (Income), net	6,182	(11,989)	3,101

Income before Provision for Income Taxes and Minority Interest	$197,018	$224,218	$223,024

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our operations in different geographical areas is as follows:

	Years Ended December 31,
	2005	2006	2007
Revenues:
United States	$1,504,907	$1,647,265	$1,862,809
United Kingdom	275,426	312,393	368,008
Canada	132,302	154,801	179,636
Other International	165,520	235,883	319,582

Total Revenues	$2,078,155	$2,350,342	$2,730,035

Long-lived Assets:
United States	$2,887,981	$3,029,827	$3,633,588
United Kingdom	594,178	645,218	723,128
Canada	335,929	354,258	432,789
Other International	393,884	500,497	696,020

Total Long-lived Assets	$4,211,972	$4,529,800	$5,485,525

        Information as to our revenues by product and service lines is as follows:

	Years Ended December 31,
	2005	2006	2007
Revenues:
Physical Records Management and Secure Shredding	$1,614,905	$1,856,873	$2,165,798
Physical Tape Rotation Services	349,813	353,471	401,019
Digital(1)	113,437	139,998	163,218

Total Revenues	$2,078,155	$2,350,342	$2,730,035

    (1)
    Includes Digital Archiving, Electronic Vaulting, Intellectual Property Management, DataDefense and eDiscovery.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases. A majority of these leases have renewal options of five to ten years and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Trucks and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense (including common area maintenance charges) under all of our operating leases was $185,542, $207,760 and $240,833 for the years ended December 31, 2005, 2006 and 2007, respectively. Included in total rent expense was sublease income of $3,238, $3,740 and $4,973 for the years ended December 31, 2005, 2006 and 2007, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

        Estimated minimum future lease payments (excluding common area maintenance charges), net of sublease income of $3,059, $2,554, $1,426, $860, $802 and $3,105 for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively, are as follows:

Year	Operating
2008	$209,091
2009	197,146
2010	192,725
2011	186,786
2012	180,091
Thereafter	2,092,643

Total minimum lease payments	$3,058,482

        We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2007 was $77,811. Such amount does not take into consideration the recovery or resale value associated with these vehicles. We believe that it is not reasonably likely that we will be required to perform under these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

        In addition, we have certain contractual obligations which require minimum payments of $20,647, $10,913, $8,895, $2,857, $496 and $145 in 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

  b.
  Litigation

        On September 19, 2007, back-up media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We immediately undertook and continue to engage in efforts to locate the media and we promptly notified LOSFA and appropriate law enforcement authorities; however, to date, the media has not been found. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. LOSFA has demanded that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly affected individuals were filed in state courts in West Baton Rouge, Louisiana, in the 18th Judicial District for the Parish of West Baton Rouge (West Baton Rouge), in New Orleans, Louisiana, in the Civil District Court for the Parish of Orleans (New Orleans), and in the United States District Court for the Eastern District of Louisiana (Eastern District of Louisiana). These actions seek monetary damages under various theories of liability as a result of the lost media. We removed the first of those actions (West Baton Rouge) to the United States District Court for the Middle District of Louisiana where, subsequently, it was voluntarily dismissed. We removed the second action (New Orleans) to the United States District Court for the Eastern District of Louisiana, where it was consolidated with the third such action (Eastern District of Louisiana). We have formally answered the complaints in these two remaining actions, denying liability and asserting various affirmative defenses. We have also notified our insurers and intend to continue to defend these

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

cases vigorously. As of December 31, 2007, we have not provided any loss reserves associated with these matters.

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

  c.
  London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England that resulted in the complete destruction of the facility and its content. The London Fire Brigade issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The London Fire Brigade also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer for an appropriate response. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers has filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. We have also been informed that, on or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier and some of them have been settled for nominal amounts. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pound sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim in respect of that matter were filed and served on January 18, 2008. Finally, we have recently been served with a counterclaim for 5 British pounds sterling by Sucre Export London Ltd., a customer which lost records in the fire, in connection with a U.K. Small Claims Court action in which we are seeking approximately 3.5 British pounds sterling in unpaid charges that are not disputed by the customer. We have referred

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2007
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

that matter as well to our primary warehouse legal liability insurer for a formal response. We deny any liability to Sucre Export London Ltd. in respect of its Small Claims Court counterclaim.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. As of December 31, 2006 and 2007, we had approximately $9,600 and $0, respectively, recorded as an insurance receivable which is included in prepaid expenses and other in the accompanying consolidated balance sheets. This represents primarily the net book value of the property, plant and equipment associated with this facility at the time of the incident and paid customer claims, net of $1,750 and $17,755 of property insurance proceeds received through IME's October 31 fiscal year end of 2006 and 2007, respectively. We recorded approximately $12,927 to other expense (income), net for the year ended December 31, 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. We have received recoveries related to our property claim with our insurance carriers that exceed the carrying value of such assets. We have recorded a gain on the disposal of property, plant and equipment of $7,745 for the year ended December 31, 2007. We will utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2005, 2006 and 2007, Schooner paid rent to us totaling $161, $167 and $168, respectively. We lease facilities from an officer in the U.S. Our aggregate rental payment for such facilities during 2005, 2006 and 2007 was $978, $1,113 and $1,048, respectively.

        We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The estimated remaining benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $538 as of December 31, 2007.

        In December 2005, IME made a $2,860 investment in a Polish joint venture in which one of our directors has an indirect 20% interest.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $6,737, $9,997 and $11,619 for the years ended December 31, 2005, 2006 and 2007, respectively.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ C. RICHARD REESE C. Richard Reese Chairman of the Board and Chief Executive Officer

Dated: February 29, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors and Chief Executive Officer	February 29, 2008

/s/ BOB BRENNAN Bob Brennan	President and Chief Operating Officer	February 29, 2008

/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 29, 2008

/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	February 29, 2008

/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	February 29, 2008

/s/ KENT P. DAUTEN Kent P. Dauten	Director	February 29, 2008

/s/ ARTHUR D. LITTLE Arthur D. Little	Director	February 29, 2008

/s/ MICHAEL LAMACH Michael Lamach	Director	February 29, 2008

/s/ VINCENT J. RYAN Vincent J. Ryan	Director	February 29, 2008

/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	February 29, 2008

INDEX TO EXHIBITS

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item
2.1	Agreement, dated July 12, 2003, between Hays plc and Iron Mountain Europe Limited (portions of which have been omitted pursuant to a request for confidential treatment). (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003).
2.2
Agreement and Plan of Merger by and between Iron Mountain Incorporated, a Pennsylvania corporation, and the Company, dated as of May 27, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
3.2	Bylaws of the Company (as amended on December 7, 2007). (Incorporated by reference to the Company's Current Report on Form 8-K dated December 13, 2007).
3.3
Declaration of Trust of IM Capital Trust I, dated as of December 10, 2001 among the Company, The Bank of New York, The Bank of New York (Delaware) and John P. Lawrence, as trustees. (Incorporated by reference to the Company's Registration Statement No. 333-75068, filed with the Commission on December 13, 2001).
3.4	Certificate of Trust of IM Capital Trust I. (Incorporated by reference to the Company's Registration Statement No. 333-75068, filed with the Commission on December 13, 2001).
4.1
Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated April 26, 1999, by and among the Company, certain of its subsidiaries and The Bank of New York, as trustee. (Incorporated by reference to Iron Mountain/DE's Current Report on Form 8-K dated May 11, 1999).
4.2
Supplemental Indenture, dated as of July 24, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 28, 2006).
4.3
Indenture for 8 5/8% Senior Subordinated Notes due 2008, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
4.4
First Supplemental Indenture, dated as of April 3, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001).
4.5
Second Supplemental Indenture, dated as of September 14, 2001, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
4.6
Indenture for 7 1/4% Senior Subordinated Notes due 2014, dated as of January 22, 2004, by and among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006).

4.7
Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.8
First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.9
Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.10
Third Supplemental Indenture, dated as of July 17, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 2006).
4.11
Fourth Supplemental Indenture, dated as of October 16, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2006).
4.12
Fifth Supplemental Indenture, dated as of January 19, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007).
4.13
Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.14
Sixth Supplemental Indenture, dated as of March 15, 2007, by and among Iron Mountain Nova Scotia Funding Company, the Company and the other guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2007).
4.15
Registration Rights Agreement, dated as of March 15, 2007, between Iron Mountain Nova Scotia Funding Company, the Company and the other guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2007).
4.16
Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 2000).
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith).
10.2	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.3	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain/DE's Current Report on Form 8-K dated April 16, 1999).
10.4	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.5	Second Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).

10.6	Stratify, Inc. 1999 Stock Plan. (#) (Filed herewith).
10.7
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.8
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.9
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.10
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.11
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.12
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.13
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.14
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.15
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.16
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.17
Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, by and between Iron Mountain Incorporated and Brian P. McKeon. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.18	Summary Description of Compensation Plan for Executive Officers. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.19	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005).
10.20	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).

10.21	2007 Categories of Criteria under the 2003 Senior Executive Incentive Plan, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 8, 2007).
10.22	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).
10.23	2007 Categories of Criteria under the 2006 Senior Executive Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 8, 2007).
10.24	Compensation Plan for Non-Employee Directors. (#) (Filed herewith).
10.25	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Filed herewith).
10.26
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.27
Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.28
Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.29
Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, Iron Mountain Information Management, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.30
Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.31
Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.32
Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.33
Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Construction Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

10.34
Credit Agreement, dated as of April 16, 2007, among the Company, Iron Mountain Canada Corporation, Iron Mountain Nova Scotia Funding Company, Iron Mountain Switzerland GmbH, the lenders party thereto, J.P. Morgan Securities Inc. and Barclays Capital, as Co-Lead Arrangers and Joint Bookrunners, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, Citizens Bank of Massachusetts, The Royal Bank of Scotland PLC, The Bank of Nova Scotia and HSBC Bank USA, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.35
Acknowledgment, Confirmation and Amendment of Guarantee or Security Document, dated as of April 16 2007, among Iron Mountain Incorporated, certain of its subsidiaries as guarantors and/or pledgors, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.36	Contract of Employment with Iron Mountain, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.37
Amendment to Contract of Employment with Iron Mountain, dated as of 14th June 2006, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.38
Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Indenture for 8 1/4% Senior Subordinated Notes due 2011, dated as of April 26, 1999. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006).
10.39
Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Indenture for 8 5/8% Senior Subordinated Notes due 2013, dated as of April 3, 2001. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006).
10.40
Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006).
12	Statement re: Computation of Ratios. (Filed herewith).
21	Subsidiaries of the Company. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith).

QuickLinks

IRON MOUNTAIN INCORPORATED 2007 FORM 10-K ANNUAL REPORT
DOCUMENTS INCORPORATED BY REFERENCE
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
IRON MOUNTAIN INCORPORATED CONSOLIDATED BALANCE SHEETS
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF OPERATIONS
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (In thousands, except share data)
IRON MOUNTAIN INCORPORATED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
SIGNATURES
INDEX TO EXHIBITS