Form 10-Q
period 2008-03-31
IRON MOUNTAIN INC
filed 2008-05-09
CIK 1020569

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of the registrant's Common Stock at May 1, 2008: 201,039,252

IRON MOUNTAIN INCORPORATED

Part I.     Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2007	March 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$125,607	$107,424
Accounts receivable (less allowances of $19,246 and $18,656, respectively)	564,049	586,458
Deferred income taxes	41,465	59,352
Prepaid expenses and other	91,275	107,023

Total Current Assets	822,396	860,257
Property, Plant and Equipment:
Property, plant and equipment	3,522,525	3,574,326
Less—Accumulated depreciation	(1,186,564)	(1,239,995)

Net Property, Plant and Equipment	2,335,961	2,334,331
Other Assets, net:
Goodwill	2,574,292	2,559,512
Customer relationships and acquisition costs	480,403	478,102
Deferred financing costs	34,030	32,673
Other	60,839	61,704

Total Other Assets, net	3,149,564	3,131,991

Total Assets	$6,307,921	$6,326,579

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$33,440	$25,790
Accounts payable	208,672	151,222
Accrued expenses	329,221	301,278
Deferred revenue	194,344	203,015

Total Current Liabilities	765,677	681,305
Long-term Debt, net of current portion	3,232,848	3,279,217
Other Long-term Liabilities	89,990	93,147
Deferred Rent	63,636	68,263
Deferred Income Taxes	351,226	360,230
Commitments and Contingencies (see Note 9)
Minority Interests	9,089	9,876
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,693,217 shares and 200,966,683 shares, respectively)	2,007	2,010
Additional paid-in capital	1,209,512	1,217,524
Retained earnings	509,875	543,357
Accumulated other comprehensive items, net	74,061	71,650

Total Stockholders' Equity	1,795,455	1,834,541

Total Liabilities and Stockholders' Equity	$6,307,921	$6,326,579

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Revenues:
Storage	$352,165	$404,317
Service and storage material sales	280,347	345,067

Total Revenues	632,512	749,384
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	295,005	347,751
Selling, general and administrative	180,505	222,228
Depreciation and amortization	57,172	69,530
Loss on disposal/writedown of property, plant and equipment, net	37	3,545

Total Operating Expenses	532,719	643,054
Operating Income	99,793	106,330
Interest Expense, Net	50,335	60,019
Other Income, Net	(7,723)	(6,035)

Income Before Provision for Income Taxes and Minority Interest	57,181	52,346
Provision for Income Taxes	22,083	18,272
Minority Interest in Earnings of Subsidiaries, Net	391	592

Net Income	$34,707	$33,482

Net Income per Share—Basic	$0.17	$0.17

Net Income per Share—Diluted	$0.17	$0.16

Weighted Average Common Shares Outstanding—Basic	199,230	200,871

Weighted Average Common Shares Outstanding—Diluted	201,416	203,421

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2007	2008
Cash Flows from Operating Activities:
Net income	$34,707	$33,482
Adjustments to reconcile net income to cash flows from operating activities:
Minority interests in earnings of subsidiaries, net	391	592
Depreciation	51,768	61,396
Amortization (includes deferred financing costs and bond discount of $1,511 and $1,247, respectively)	6,915	9,381
Stock compensation expense	2,476	5,007
Provision for deferred income taxes	2,162	7,272
Loss on early extinguishment of debt	1,721	—
Loss on disposal/writedown of property, plant and equipment, net	37	3,545
Loss (Gain) on foreign currency and other, net	2,113	(3,462)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(4,895)	(24,255)
Prepaid expenses and other current assets	(354)	1,297
Accounts payable	(6,135)	(17,731)
Accrued expenses, deferred revenue and other current liabilities	8,866	(4,865)
Other assets and long-term liabilities	2,193	862

Cash Flows from Operating Activities	101,965	72,521
Cash Flows from Investing Activities:
Capital expenditures	(80,755)	(93,787)
Cash paid for acquisitions, net of cash acquired	(19,312)	(3,779)
Additions to customer relationship and acquisition costs	(3,267)	(2,781)
Proceeds from sales of property and equipment and other, net	7,775	31

Cash Flows from Investing Activities	(95,559)	(100,316)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(574,285)	(294,728)
Proceeds from revolving credit and term loan facilities and other debt	142,284	302,895
Net proceeds from sales of senior subordinated notes	435,818	—
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(410)	(71)
Proceeds from exercise of stock options and employee stock purchase plan	3,642	1,866
Excess tax benefits from stock-based compensation	2,295	970
Payment of debt financing costs and stock issuance costs	(508)	(120)

Cash Flows from Financing Activities	8,836	10,812
Effect of Exchange Rates on Cash and Cash Equivalents	870	(1,200)

Increase (Decrease) in Cash and Cash Equivalents	16,112	(18,183)
Cash and Cash Equivalents, Beginning of Period	45,369	125,607

Cash and Cash Equivalents, End of Period	$61,481	$107,424

Supplemental Data:
Cash Paid for Interest	$45,043	$62,684

Cash Paid for Income Taxes	$6,659	$8,043

Non-Cash Investing Activities:
Capital Leases	$—	$17,338

Capital Expenditures	$21,666	$21,850

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

        The consolidated balance sheet presented as of December 31, 2007 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2007 included in our Annual Report on Form 10-K dated February 29, 2008.

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

        b.     Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. The total of such net gain amounted to $47 and $5,931 for the three months ended March 31, 2007 and 2008, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2007 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of March 31, 2008, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2007 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. ("IPM")), IPM, South America, Mexico and Asia Pacific.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three month period ended March 31, 2008 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2007	$1,717,700	$597,195	$259,397	$2,574,292
Deductible Goodwill acquired during the period	1,387	—	—	1,387
Nondeductible Goodwill acquired during the period	—	97	—	97
Fair value and other adjustments, net of tax(1)	(4,707)	(597)	(543)	(5,847)
Currency effects	(9,025)	(1,392)	—	(10,417)

Balance as of March 31, 2008	$1,705,355	$595,303	$258,854	$2,559,512

(1)
Fair value and other adjustments primarily includes adjustments to record deferred tax liabilities of approximately $(5,449) and finalization of customer relationship and property, plant and equipment (primarily racking) allocations from preliminary estimates previously recorded of approximately $(1,628).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at March 31, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$562,004	$(83,902)	$478,102
Core Technology(1)	44,629	(12,192)	32,437
Non-Compete Agreements(1)	1,518	(1,263)	255
Deferred Financing Costs	51,930	(19,257)	32,673

Total	$660,081	$(116,614)	$543,467

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        d.     Stock-Based Compensation

        We adopted SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options and restricted stock (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three months ended March 31, 2007 and 2008 was $2,476 ($1,930 after tax, or $0.01 per basic and diluted share) and $5,007 ($2,734 after tax, or $0.01 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $2,295 and $970 for the three months ended March 31, 2007 and 2008, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of March 31, 2008, 10-year vesting options represent 11.6% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

        The weighted average fair value of options granted for the three months ended March 31, 2007 and 2008 was $10.22 and $9.40 per share, respectively. The values were estimated on the date of grant

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Three Months Ended March 31, 2007	Three Months Ended March 31, 2008
Expected volatility	26.1%	25.7%
Risk-free interest rate	4.56%	2.84%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.6 years

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

        A summary of option activity for the three months ended March 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	11,996,635	$21.01
Granted	667,347	28.40
Exercised	(269,216)	7.13
Forfeited	(124,928)	23.20
Expired	(41,939)	6.75

Outstanding at March 31, 2008	12,227,899	$21.73	7.6	$57,593

Options exercisable at March 31, 2008	4,790,316	$15.25	5.8	$53,604

        The aggregate intrinsic value of stock options exercised during the three months ended March 31, 2007 and 2008 was approximately $7,166 and $6,556, respectively. The aggregate fair value of stock options vested during the three months ended March 31, 2007 and 2008 was approximately $1,985 and $6,910, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three months ended March 31, 2007 and 2008 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock activity for the three months ended March 31, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2007	29,870	$21.69
Granted	—	—
Vested	—	—
Forfeited	(642)	28.16

Non-vested at March 31, 2008	29,228	$21.55

        The total fair value of shares vested for the three months ended March 31, 2007 and 2008 was $245 and $0, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we recognize no compensation cost for this plan. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. In the three months ended March 31, 2007 and 2008, there were no offering periods which ended under the ESPP and no shares were issued. The number of shares available for purchase at March 31, 2008 was 1,375,532.

        As of March 31, 2008, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $73,721 and is expected to be recognized over a weighted-average period of 5.0 years.

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

        The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended
	March 31, 2007	March 31, 2008
Net income	$34,707	$33,482

Weighted-average shares—basic	199,230,000	200,871,000
Effect of dilutive potential stock options	2,161,389	2,528,923
Effect of dilutive potential restricted stock	24,531	21,251

Weighted-average shares—diluted	201,415,920	203,421,174

Net income per share—basic	$0.17	$0.17

Net income per share—diluted	$0.17	$0.16

Antidilutive stock options, excluded from the calculation	1,262,608	406,628

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Storage material sales are recognized when shipped to the customer (as title has passed to the customer) and include software license sales. Sales of software licenses to distributors are recognized at the time a distributor reports that the software has been licensed to an end-user and all revenue recognition criteria have been satisfied.

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

        h.     Income Taxes

        Our effective tax rates for the three months ended March 31, 2007 and 2008 were 38.6% and 34.9%, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

        In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" ("FIN 48"), an interpretation of SFAS No. 109, which clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. We adopted the provisions of FIN 48 on January 1, 2007.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $656 and $250 for interest and penalties for the three months ended March 31, 2007 and 2008, respectively.

        i.      Fair Value Measurements

        In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, and is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), entities are permitted to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of these financial assets or liabilities.

        Relative to SFAS No. 157, the FASB issued FASB Staff Positions 157-1 ("FSP 157-1") and 157-2 ("FSP 157-2"). FSP 157-1 amends SFAS No. 157 to exclude SFAS No. 13, "Accounting for Leases," and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-2 delays the effective date of the application of SFAS No. 157 to fiscal years beginning after November 15, 2008 for all non-financial assets and non-financial liabilities that are recognized or disclosed at fair value in the financial statements on a non-recurring basis.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We adopted SFAS No. 157 on January 1, 2008, the first day of fiscal year 2008, with the exception of the application of the statement to non-financial assets and non-financial liabilities. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements. Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in business combinations. We have various financial instruments that must be measured under the new fair value standard including certain marketable securities and derivatives. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

        Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access at the measurement date.

        Level 2—Inputs include quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (i.e., interest rates, yield curves, etc.), and inputs that are derived principally from or corroborated by observable market data by correlation or other means (market corroborated inputs).

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value Measurements at March 31, 2008 Using
Description	Total Carrying Value at March 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for Sale Securities(1)	$7,135	$7,135	$—	$—
Derivative Liabilities(2)	1,038	—	1,038	—

(1)
Available for sale securities are measured at fair value using quoted market prices.

(2)
Derivatives are measured at fair value using market prices for the underlying hedged item in active markets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        j.      New Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  •
  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  •
  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  •
  Disclosure of information about credit-risk-related contingent features; and

  •
  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

        SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. We do not expect the adoption of SFAS No. 161 to have a material impact on our disclosures.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        k.     Use of Estimates

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

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended March 31,
	2007	2008
Comprehensive Income:
Net Income	$34,707	$33,482
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	7,650	(1,937)
Market Value Adjustments for Hedging Contracts, Net of Tax	170	—
Market Value Adjustments for Securities, Net of Tax	(194)	(474)

Comprehensive Income	$42,333	$31,071

(4) Derivative Instruments and Hedging Activities

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

        In January 2007, we entered into forward contracts to exchange 124,368 U.S. dollars for 96,000 Euros and 194,000 Canadian dollars ("CAD") for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and was replaced with additional U.S. for Euro swaps. These forward contracts were not renewed in the third quarter of 2007. In May 2007, we entered into forward contracts to exchange 146,096 U.S. dollars for 73,600 in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $7,385 and $1,435 for the three months ended March 31, 2007 and 2008, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the three months ended March 31, 2007 and 2008, we recorded an unrealized foreign exchange loss of $151 and $1,038, respectively, in other (income) expense, net in the accompanying statement of operations.

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $18,868 ($12,076, net of tax) of foreign exchange losses related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the three months ended March 31, 2008.

(5) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2008 acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended March 31, 2008 are not presented due to the insignificant impact of the 2008 acquisitions on our consolidated results of operations.

        A summary of the consideration paid for acquisitions in 2008 and the allocation of the purchase price is as follows:

Cash Paid (gross of cash acquired)(1)	$3,250
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	149
Property, Plant and Equipment	42
Customer Relationship Assets(2)	1,925
Core Technology	—
Other Assets	—
Liabilities Assumed(3)	(350)

Total Fair Value of Identifiable Net Assets Acquired	1,766

Recorded Goodwill	$1,484

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the three months ended March 31, 2008 is additional purchase price consideration of $529 for acquisitions completed in prior years.

(2)
The weighted average lives of customer relationship assets associated with acquisitions in 2008 were 30 years.

(3)
Consisted primarily of accounts payable, accrued expenses and notes payable.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Acquisitions (Continued)

        Allocation of the purchase price for the 2008 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2007 and 2008 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2008 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2007	Three Months Ended March 31, 2008
Reserves, Beginning Balance	$5,553	$3,602
Reserves Established	2,246	1,376
Expenditures	(3,991)	(480)
Adjustments to Goodwill, including currency effect(1)	(206)	(75)

Reserves, Ending Balance	$3,602	$4,423

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2008, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,751), severance costs ($128), and other exit costs ($1,544). These accruals are expected to be used prior to March 31, 2009, except for lease losses of $1,840, severance costs of $86, and other exit costs of $100, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2007		March 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Revolving Credit Facility(1)	$394,156	$394,156	$402,313	$402,313
New Term Loan Facility(1)	408,500	408,500	407,475	407,475
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,809	71,790	71,814	71,611
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,981	453,844	447,975	452,353
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	299,595	281,619	299,265	257,368
7 3/4% Senior Subordinated Notes due 2015(2)(3)	437,680	437,366	437,452	433,411
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,047	302,534	316,171	304,800
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	178,395	172,151	171,203	160,930
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	210,750	200,000	207,500
8% Senior Subordinated Notes due 2018(2)(3)	49,692	50,000	49,699	49,500
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	372,719	353,054	400,097	346,494
Real Estate Mortgages(5)	7,381	7,381	7,915	7,915
Seller Notes(5)	8,329	8,329	8,200	8,200
Other(5)	74,004	74,004	85,428	85,428

Total Long-term Debt	3,266,288		3,305,007
Less Current Portion	(33,440)		(25,790)

Long-term Debt, Net of Current Portion	$3,232,848		$3,279,217

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2007 and March 31, 2008).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2007 and March 31, 2008, respectively.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt (Continued)

        We recorded a charge to other expense (income), net of $1,721 in the first quarter of 2007 related to the early retirement of a portion of the IMI term loans, representing the write-off of a portion of our deferred financing costs.

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750,000 and the IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900,000 to $1,200,000. The New Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410,000 term loan facility (the "new term loan facility"). Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,703 in the second quarter of 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of March 31, 2008, we had $402,313 of outstanding borrowings under the new revolving credit facility, of which $179,750 was denominated in U.S. dollars and the remaining balance was denominated in CAD 227,500; we also had various outstanding letters of credit totaling $36,924. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on March 31, 2008, was $350,763. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.8% and 4.6%, respectively, as of March 31, 2008. For the three months ended March 31, 2007 and 2008, we recorded commitment fees of $450 and $343, respectively, based on the unused balances under our revolving credit facilities.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt (Continued)

other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.4 as of December 31, 2007 and March 31, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 5.2 as of December 31, 2007 and March 31, 2008, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of March 31, 2008.

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2007 and March 31, 2008 and for the three months ended March 31, 2007 and 2008.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$24,801	$1,290	$81,333	$—	$107,424
Accounts Receivable	—	375,451	35,298	175,709	—	586,458
Intercompany Receivable	943,808	—	50,417	—	(994,225)	—
Other Current Assets	101	124,857	2,564	38,853	—	166,375

Total Current Assets	943,909	525,109	89,569	295,895	(994,225)	860,257
Property, Plant and Equipment, Net	—	1,488,594	181,798	663,939	—	2,334,331
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,022,200	1,000	—	—	(2,023,200)	—
Investment in Subsidiaries	1,718,419	1,438,846	—	—	(3,157,265)	—
Goodwill, Net	—	1,746,614	196,908	615,990	—	2,559,512
Other	29,002	322,825	14,718	206,400	(466)	572,479

Total Other Assets, Net	3,769,621	3,509,285	211,626	822,390	(5,180,931)	3,131,991

Total Assets	$4,713,530	$5,522,988	$482,993	$1,782,224	$(6,175,156)	$6,326,579

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$991,350	$—	$2,875	$(994,225)	$—
Current Portion of Long-term Debt	4,904	2,604	446	17,836	—	25,790
Total Other Current Liabilities	63,631	400,807	27,939	163,138	—	655,515
Long-term Debt, Net of Current Portion	2,805,601	12,921	399,239	61,456	—	3,279,217
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,022,200	—	—	(2,023,200)	—
Other Long-term Liabilities	3,853	405,446	22,893	89,914	(466)	521,640
Commitments and Contingencies
Minority Interests	—	—	—	9,876	—	9,876
Stockholders' Equity	1,834,541	1,687,660	32,476	1,437,129	(3,157,265)	1,834,541

Total Liabilities and Stockholders' Equity	$4,713,530	$5,522,988	$482,993	$1,782,224	$(6,175,156)	$6,326,579

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$254,130	$18,560	$79,475	$—	$352,165
Service and Storage Material Sales	—	187,518	19,566	73,263	—	280,347

Total Revenues	—	441,648	38,126	152,738	—	632,512
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	194,604	20,504	79,897	—	295,005
Selling, General and Administrative	(41)	130,035	7,102	43,409	—	180,505
Depreciation and Amortization	21	38,700	2,514	15,937	—	57,172
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	21	(5)	21	—	37

Total Operating Expenses	(20)	363,360	30,115	139,264	—	532,719

Operating Income	20	78,288	8,011	13,474	—	99,793
Interest Expense (Income), Net	45,481	(1,370)	2,215	4,009	—	50,335
Other Expense (Income), Net	8,788	(6,491)	4	(10,024)	—	(7,723)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(54,249)	86,149	5,792	19,489	—	57,181
Provision for Income Taxes	—	16,961	2,167	2,955	—	22,083
Equity in the Earnings of Subsidiaries, Net of Tax	(88,956)	(18,854)	—	—	107,810	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	739	—	391

Net Income	$34,707	$88,042	$3,973	$15,795	$(107,810)	$34,707

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$284,382	$23,607	$96,328	$—	$404,317
Service and Storage Material Sales	—	219,978	26,091	98,998	—	345,067

Total Revenues	—	504,360	49,698	195,326	—	749,384
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	225,449	22,797	99,505	—	347,751
Selling, General and Administrative	45	161,800	9,251	51,132	—	222,228
Depreciation and Amortization	32	46,023	3,529	19,946	—	69,530
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	3,245	(9)	309	—	3,545

Total Operating Expenses	77	436,517	35,568	170,892	—	643,054

Operating (Loss) Income	(77)	67,843	14,130	24,434	—	106,330
Interest Expense (Income), Net	52,361	(1,576)	8,080	1,154	—	60,019
Other Expense (Income), Net	8,574	(1,846)	—	(12,763)	—	(6,035)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(61,012)	71,265	6,050	36,043	—	52,346
Provision for Income Taxes	—	12,690	2,054	3,528	—	18,272
Equity in the Earnings of Subsidiaries, Net of Tax	(94,494)	(34,938)	—	—	129,432	—
Minority Interest in Earnings of Subsidiaries, Net	—	—	—	592	—	592

Net Income	$33,482	$93,513	$3,996	$31,923	$(129,432)	$33,482

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:	$(41,848)	$113,884	$7,297	$22,632	$—	$101,965
Cash Flows from Investing Activities:
Capital expenditures	—	(58,567)	(206)	(21,982)	—	(80,755)
Cash paid for acquisitions, net of cash acquired	—	(14,466)	—	(4,846)	—	(19,312)
Intercompany loans to subsidiaries	41,943	28	—	—	(41,971)	—
Additions to customer relationship and acquisition costs	—	(20)	(97)	(3,150)	—	(3,267)
Proceeds from sales of property and equipment and other, net	—	55	—	7,720	—	7,775

Cash Flows from Investing Activities	41,943	(72,970)	(303)	(22,258)	(41,971)	(95,559)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(403,582)	(2,674)	(165,524)	(2,505)	—	(574,285)
Proceeds from revolving credit and term loan facilities and other debt	109,000	—	18,194	15,090	—	142,284
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(410)	—	(410)
Intercompany loans from parent	—	(42,427)	(6,602)	7,058	41,971	—
Proceeds from exercise of stock options and employee stock purchase plan	3,642	—	—	—	—	3,642
Excess tax benefits from stock-based compensation	2,295	—	—	—	—	2,295
Payment of debt financing and stock issuance costs	(508)	—	—	—	—	(508)

Cash Flows from Financing Activities	(95)	(45,101)	(7,172)	19,233	41,971	8,836
Effect of exchange rates on cash and cash equivalents	—	—	(69)	939	—	870

(Decrease) Increase in cash and cash equivalents	—	(4,187)	(247)	20,546	—	16,112
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$12,167	$515	$48,799	$—	$61,481

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(44,381)	$93,837	$(1,562)	$24,627	$—	$72,521
Cash Flows from Investing Activities:
Capital expenditures	—	(66,418)	(2,146)	(25,223)	—	(93,787)
Cash paid for acquisitions, net of cash acquired	—	(3,265)	—	(514)	—	(3,779)
Intercompany loans to subsidiaries	12,483	(3,769)	—	—	(8,714)	—
Investment in subsidiaries	(90)	(90)	—	—	180	—
Additions to customer relationship and acquisition costs	—	(1,888)	(155)	(738)	—	(2,781)
Proceeds from sales of property and equipment and other, net	—	115	—	(84)	—	31

Cash Flows from Investing Activities	12,393	(75,315)	(2,301)	(26,559)	(8,534)	(100,316)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(262,025)	(10,206)	(19,172)	(3,325)	—	(294,728)
Proceeds from revolving credit and term loan facilities and other debt	291,267	97	6,564	4,967	—	302,895
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(71)	—	(71)
Intercompany loans from parent	—	(11,657)	2,551	392	8,714	—
Equity contribution from parent	—	90	—	90	(180)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,866	—	—	—	—	1,866
Excess tax benefits from stock-based compensation	970	—	—	—	—	970
Payment of debt financing and stock issuance costs	(90)	—	(30)	—	—	(120)

Cash Flows from Financing Activities	31,988	(21,676)	(10,087)	2,053	8,534	10,812
Effect of exchange rates on cash and cash equivalents	—	—	(289)	(911)	—	(1,200)

Decrease in cash and cash equivalents	—	(3,154)	(14,239)	(790)	—	(18,183)
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$24,801	$1,290	$81,333	$—	$107,424

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended March 31, 2007
Total Revenues	$444,998	$149,492	$38,022	$632,512
Depreciation and Amortization	35,182	15,681	6,309	57,172
Contribution	124,219	27,239	5,544	157,002
Total Assets	3,611,167	1,428,024	230,540	5,269,731
Expenditures for Segment Assets(1)	65,905	33,168	4,261	103,334
Three Months Ended March 31, 2008
Total Revenues	504,479	191,182	53,723	749,384
Depreciation and Amortization	43,072	18,602	7,856	69,530
Contribution	131,265	41,752	6,388	179,405
Total Assets	4,161,038	1,720,958	444,583	6,326,579
Expenditures for Segment Assets(1)	59,137	32,641	8,569	100,347

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Segment Information (Continued)

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended March 31,
	2007	2008
Contribution	$157,002	$179,405
Less: Depreciation and Amortization	57,172	69,530
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	37	3,545
Interest Expense, Net	50,335	60,019
Other Income, Net	(7,723)	(6,035)

Income before Provision for Income Taxes and Minority Interest	$57,181	$52,346

(9) Commitments and Contingencies

        a.     Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2007. See our Annual Report on Form 10-K dated February 29, 2008 for amounts outstanding at December 31, 2007.

        b.     Litigation

        On September 19, 2007, a container storing back-up electronic media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We immediately undertook and continue to engage in efforts to locate the media and we promptly notified LOSFA and appropriate law enforcement authorities. Recently, in response to a public reward offer, the container was returned to us and we have been provided with information to the effect that the media was discarded; however, to date, the media has not been found. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. LOSFA has demanded that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly affected individuals were filed in state courts in Louisiana in the 18th Judicial District for the Parish of West Baton Rouge (West Baton Rouge), in the Civil District Court for the Parish of Orleans (New Orleans), and in the United States District Court for the Eastern District of Louisiana (Eastern District of Louisiana). These actions seek monetary damages under various theories of liability as a result of the lost media. We removed the first of those actions (West Baton Rouge) to the United States District Court for the Middle District of Louisiana where, subsequently, it was voluntarily dismissed. We removed the second action (New Orleans) to the United States District Court for the Eastern District of Louisiana, where it was consolidated with the third

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Commitments and Contingencies (Continued)

such action (Eastern District of Louisiana). We have formally answered the complaints in these two remaining actions, denying liability and asserting various affirmative defenses and we have moved for summary judgment in our favor on all claims. That motion is pending. We have also notified our insurers and intend to continue to defend these cases vigorously. As of March 31, 2008, we have not provided any loss reserves associated with these matters.

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

        c.     London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England that resulted in the complete destruction of the facility and its contents. The London Fire Brigade issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The London Fire Brigade also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier and some of them have been settled for nominal amounts. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pound sterling

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Commitments and Contingencies (Continued)

in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. We recorded approximately $8,833 to other (income) expense, net in the first quarter of 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. We utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

(10) Subsequent Events

        Subsequent to the first quarter of 2008, we acquired a business in North America that provides Hard Copy, Shredding and Data Protection services, and the remaining 28% minority interest in our Brazilian business, and established operations in Switzerland through a minority-owned joint venture, for total cash consideration of approximately $43,000.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2008 should be read in conjunction with our consolidated financial statements and notes thereto for the three months ended March 31, 2008, included herein, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future legislation, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost or potential liabilities associated with real estate necessary for our business; (8) the performance of business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S.; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; (10) claims that our technology violates the intellectual property rights of a third party; and (11) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use multiples of current and projected OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment and our ability to grow revenues faster than operating expenses. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net; (2) other (income) expense, net; (3) income from discontinued operations and loss on sale of discontinued operations; and (4) cumulative effect of change in accounting principles. OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. OIBDA and OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the Unites States of America ("GAAP"), such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended March 31
	2007	2008
OIBDA	$156,965	$175,860
Less: Depreciation and Amortization	57,172	69,530

Operating Income	99,793	106,330
Less: Interest Expense, Net	50,335	60,019
Other Income, Net	(7,723)	(6,035)
Provision for Income Taxes	22,083	18,272
Minority Interest	391	592

Net Income	$34,707	$33,482

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2007, as filed with the SEC on February 29, 2008. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2007.

Recent Accounting Pronouncements

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

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  •
  Disclosure of the objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation;

  •
  Disclosure of the fair values of derivative instruments and their gains and losses in a tabular format;

  •
  Disclosure of information about credit-risk-related contingent features; and

  •
  Cross-reference from the derivative footnote to other footnotes in which derivative-related information is disclosed.

        SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and early adoption is permitted. We do not expect the adoption of SFAS No. 161 to have a material impact on our disclosures.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2008 within each section.

Results of Operations

Comparison of Three Months Ended March 31, 2008 to Three Months Ended March 31, 2007 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$632,512	$749,384	$116,872	18.5%
Operating Expenses	532,719	643,054	110,335	20.7%

Operating Income	99,793	106,330	6,537	6.6%
Other Expenses, Net	65,086	72,848	7,762	11.9%

Net Income	$34,707	$33,482	$(1,225)	(3.5)%

OIBDA(1)	$156,965	$175,860	$18,895	12.0%

OIBDA Margin(1)	24.8%	23.5%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $52.2 million, or 14.8%, to $404.3 million for the three months ended March 31, 2008 from $352.2 million for the three months ended March 31, 2007. The increase is primarily attributable to internal revenue growth (8%), resulting from solid net carton volume growth and the net result of pricing actions, acquisitions (4%), and foreign currency exchange rate fluctuations (3%).

        Consolidated service and storage material sales revenues increased $64.7 million, or 23.1%, to $345.1 million for the three months ended March 31, 2008 from $280.3 million for the three months ended March 31, 2007. The increase is attributable to acquisitions (10%), internal revenue growth (10%), which was driven primarily by continued growth in shredding revenue in North America and Europe, as well as strong project revenue in Europe, higher recycled paper revenues, and solid revenue growth in storage-related services, and foreign currency exchange rate fluctuations (4%).

        For the reasons stated above, our consolidated revenues increased $116.9 million, or 18.5%, to $749.4 million for the three months ended March 31, 2008 from $632.5 million for the three months ended March 31, 2007. Internal revenue growth was 9% for both the three months ended March 31,

2007 and 2008. We calculate internal revenue growth in local currency for our international operations. Acquisitions contributed 1% and 7% to consolidated revenues for the three months ended March 31, 2007 and 2008, respectively. Foreign currency exchange rate fluctuations, based on an analysis of weighted average rates for the comparable periods, increased our revenues 2% and 3% for the three months ended March 31, 2007 and 2008, respectively, and were primarily due to the strengthening of the British pound sterling and Euro against the U.S. dollar in the first quarter of 2007, and due mainly to the strengthening of the Canadian Dollar, Euro, British pound sterling and Australian dollar against the U.S. dollar in the first quarter of 2008.

Internal Growth—Eight-Quarter Trend

	2006			2007				2008
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	11%	11%	10%	9%	9%	8%	8%	8%
Service and Storage Material Sales Revenue	8%	3%	10%	10%	11%	16%	12%	10%
Total Revenue	9%	7%	10%	9%	10%	12%	10%	9%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the fire in one of our London, England facilities. Over the past eight quarters, the internal growth rate of our storage revenues has decreased from a high of 10% to 11% in 2006 to 8% to 9%. Our storage revenue internal growth rate has moderated over the past six quarters as the result of a growing revenue base and an increase in destructions and permanent withdrawals in our North American Physical Business segment from the lower levels experienced in 2006. Storage revenue internal growth in our U.K. business has also been running slightly below our targets due to recently increased levels of destructions and permanent withdrawals. Strong growth rates in Latin America, Asia Pacific and in our digital services business further supported consolidated internal growth. Net carton volume growth is a function of the rate at which new cartons are added by existing and new customers, offset by the rate of carton destructions and other permanent removals.

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

        The internal growth rate for service and storage material sales revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that will be completed in 2008; (3) continued growth in our secure shredding operations; and (4) a large data restoration project completed by our digital services business in the third quarter of 2005, which created a difficult comparable for the growth rate in the third quarter of 2006.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$140,917	$166,685	$25,768	18.3%	22.3%	22.2%	(0.1)%
Facilities	91,861	104,828	12,967	14.1%	14.5%	14.0%	(0.5)%
Transportation	29,937	37,389	7,452	24.9%	4.7%	5.0%	0.3%
Product Cost of Sales	13,983	14,911	928	6.6%	2.2%	2.0%	(0.2)%
Other	18,307	23,938	5,631	30.8%	2.9%	3.2%	0.3%

	$295,005	$347,751	$52,746	17.9%	46.6%	46.4%	(0.2)%

Labor

        For the three months ended March 31, 2008 as compared to the three months ended March 31, 2007, labor expense decreased slightly as a percentage of consolidated revenues, mainly as a result of higher recycled paper revenue and strong growth in our digital service businesses, which have higher gross margins. These benefits more than offset the impact of revenue mix, as labor-intensive services such as secure shredding and Document Management Solutions ("DMS") continue to grow at a faster rate than our storage revenues.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased to 14.0% as of March 31, 2008 from 14.5% as of March 31, 2007. The largest component of our facilities cost is rent expense, which increased in dollar terms by $7.5 million, and increased as a percentage of consolidated storage revenues from 12.6% for the three months ended March 31, 2007 to 12.9% for the three months ended March 31, 2008. The dollar increase in rent is mainly driven by the timing of new real estate, which may include duplicative rent and the use of temporary space related to moving out of substandard facilities obtained through acquisitions, while the decrease as a percentage of total revenue relates to the expansion of our secure shredding operations, which incurs lower rent and facilities costs than our core physical business. Facilities costs increased in dollar terms due to increased costs of utilities of $2.8 million and property taxes and insurance of $1.6 million related to rising costs and an increased number of facilities.

Transportation

        Our transportation expenses, which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance, increased as a percentage of consolidated revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The expansion of our secure shredding operations, which incurs higher transportation costs than our core physical business, contributed to the increase in dollar terms, as well as rising fuel costs, which contributed $3.0 million of the increase, and the use of couriers and leased vehicles which combined contributed $2.8 million.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. The increase in product cost of sales in dollar terms for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily reflects the effect of an increase in carton and media sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
General and Administrative	$90,753	$112,057	$21,304	23.5%	14.3%	15.0%	0.7%
Sales, Marketing & Account Management	58,420	70,425	12,005	20.5%	9.2%	9.4%	0.2%
Information Technology	30,936	38,324	7,388	23.9%	4.9%	5.1%	0.2%
Bad Debt Expense	396	1,422	1,026	259.1%	0.1%	0.2%	0.1%

	$180,505	$222,228	$41,723	23.1%	28.5%	29.7%	1.2%

General and Administrative

        The increase in general and administrative expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is mainly attributable to increased compensation expense of $10.5 million, as well as increases in related facility costs of $2.8 million and other overhead of $1.7 million, all of which reflect the increased headcount related to acquisition integration, and increased stock option expense of $1.9 million over the first quarter of 2007.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor-related and are comprised mainly of compensation and commissions. These costs are primarily driven by the headcount in each of these departments, which, on average, was higher throughout the three months ended March 31, 2008 compared to the three months ended March 31, 2007. Compensation expense and commissions increased $6.7 million and $3.3 million, respectively, from the first quarter of 2007 compared to the first quarter of 2008.

Information Technology

        Information technology expenses increased as a percentage of consolidated revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007. The dollar increase in information technology expenses is primarily related to a $5.6 million increase in compensation expense, and represents an investment in infrastructure and product development. Additionally, we wrote-off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Depreciation, Amortization, and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $12.4 million to $69.5 million (9.3% of consolidated revenues) for the three months ended March 31, 2008 from $57.2 million (9.0% of consolidated revenues) for the three months ended March 31, 2007. Depreciation expense increased $9.6 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $2.8 million for the three months ended March 31, 2008 compared to the three months ended March 31, 2007, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the latter part of 2007.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $3.5 million for the three months ended March 31, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility, which we decided to exit in the first quarter of 2008.

OPERATING INCOME

        As a result of all the foregoing factors, consolidated operating income increased $6.5 million, or 6.6%, to $106.3 million (14.2% of consolidated revenues) for the three months ended March 31, 2008 from $99.8 million (15.8% of consolidated revenues) for the three months ended March 31, 2007.

OIBDA

        As a result of all the foregoing factors, consolidated OIBDA increased $18.9 million, or 12.0%, to $175.9 million (23.5% of consolidated revenues) for the three months ended March 31, 2008 from $157.0 million (24.8% of consolidated revenues) for the three months ended March 31, 2007.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $9.7 million to $60.0 million (8.0% of consolidated revenues) for the three months ended March 31, 2008 from $50.3 million (8.0% of consolidated revenues) for the three months ended March 31, 2007 primarily due to increased borrowings to fund acquisitions, offset by a decrease in our weighted average interest rate to 7.1% as of March 31, 2008 from 7.6% as of March 31, 2007.

Other Income, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2007	2008
Foreign currency transaction gains, net	$(47)	$(5,931)	$(5,884)
Other, net	(7,676)	(104)	7,572

	$(7,723)	$(6,035)	$1,688

        Foreign currency gains of $5.9 million based on period-end exchange rates were recorded in the three months ended March 31, 2008, primarily due to the strengthening of the Euro and the Chilean peso, and the weakening of the British pound sterling and Canadian dollar against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

        Other, net in the three months ended March 31, 2007 consisted of $8.9 million of business interruption insurance proceeds pertaining to the fire in one of our London, England facilities, offset by $1.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. term loans.

Provision for Income Taxes

        Our effective tax rates for the three months ended March 31, 2007 and 2008 were 38.6% and 34.9%, respectively. The decrease is primarily attributable to the net impact of foreign currency gains. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of annual effective tax rate are recorded in the period they occur.

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

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $0.4 million (0.1% of consolidated revenues) and $0.6 million (0.1% of consolidated revenues) for the three months ended March 31, 2007 and 2008, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of all the foregoing factors, for the three months ended March 31, 2008, consolidated net income decreased $1.2 million, or 3.5%, to $33.5 million (4.5% of consolidated revenues) from net income of $34.7 million (5.5% of consolidated revenues) for the three months ended March 31, 2007.

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

North American Physical Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$444,998	$504,479	$59,481	13.4%
Segment Contribution(1)	$124,219	$131,265	$7,046	5.7%
Segment Contribution(1) as a Percentage of Revenue	27.9%	26.0%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the three months ended March 31, 2008, revenue in our North American Physical Business segment increased 13.4% over the same period last year, primarily due to solid internal growth supported by increased secure shredding revenues and higher recycled paper revenues, and acquisitions, primarily ArchivesOne, which contributed $11.5 million, or approximately 3%. In addition, favorable currency fluctuations during the three months ended March 31, 2008 in Canada resulted in increased revenue, as measured in U.S. dollars, of 2% when compared to the three months ended March 31, 2007. Contribution as a percent of segment revenue decreased in the three months ended March 31, 2008 due mainly to increased occupancy costs such as utilities, property taxes and insurance, and higher costs associated with the acquisition of new real estate and moving out of substandard facilities obtained through acquisitions, offset by strong service revenue growth. In addition, contribution was impacted by increased transportation expenses, such as rising fuel costs, and selling, general and administrative expenses, as discussed above.

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

International Physical Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$149,492	$191,182	$41,690	27.9%
Segment Contribution(1)	$27,239	$41,752	$14,513	53.3%
Segment Contribution(1) as a Percentage of Revenue	18.2%	21.8%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 27.9% during the three months ended March 31, 2008 over the same period last year, primarily due to internal growth of 12% and acquisitions in Europe. Further, favorable currency fluctuations during the three months ended March 31, 2008, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 10% compared to the three months ended March 31, 2007. Contribution as a percent of segment revenue increased in the current period primarily due to higher-margin special projects, in particular a large public sector contract in Europe that will be completed in 2008, as well as the impact of increased leverage associated with certain start-up international investments that continue to benefit from increased revenue.

Worldwide Digital Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$38,022	$53,723	$15,701	41.3%
Segment Contribution(1)	$5,544	$6,388	$844	15.2%
Segment Contribution(1) as a Percentage of Revenue	14.6%	11.9%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the three months ended March 31, 2008, revenue in our Worldwide Digital Business segment increased 41.3% over the same period last year, due to strong internal growth of 13% and the acquisition of Stratify Inc. ("Stratify") in December 2007. The increase in internal growth is primarily attributable to growth in digital storage revenue from our online backup service offerings, offset by a large license sale and data restoration projects that occurred in the first quarter of 2007 and did not repeat in the first quarter of 2008. Contribution as a percent of segment revenue decreased due to the increased level of compensation expense and other merger-related costs associated with the recent acquisition of Stratify.

Liquidity and Capital Resources

        The following is a summary of our cash balances as of, and cash flows for the three months ended, March 31, 2007 and 2008 (in thousands):

	2007	2008
Cash flows provided by operating activities	$101,965	$72,521
Cash flows used in investing activities	(95,559)	(100,316)
Cash flows provided by financing activities	8,836	10,812
Cash and cash equivalents at the end of period	61,481	107,424

        Net cash provided by operating activities was $72.5 million for the three months ended March 31, 2008, compared to $102.0 million for the three months ended March 31, 2007. The decrease resulted primarily from an increase in working capital, which represents the net change in operating assets and liabilities, exclusive of acquisitions, which was driven by an increase in accounts receivable, a decrease in accounts payable and accrued expenses, offset by an increase in deferred revenue, and a decrease in net income, including $8.9 million of business interruption insurance income related to the fire in one of our London, England facilities recognized in 2007 that did not repeat in 2008, offset by an increase in non-cash items, such as depreciation and amortization, deferred income taxes, and losses on disposal/write-down of plant, property and equipment, net, and foreign currency gains and losses.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the three months ended March 31, 2008 amounted to $93.8 million and $2.8 million, respectively. For the three months ended March 31, 2008, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities, borrowings under our revolving credit facilities and cash equivalents on-hand. Excluding acquisitions, we expect our capital expenditures to be between $440 million and $480 million in the year ending December 31, 2008. Included in our estimated capital expenditures for 2008 is $40 million to $50 million of opportunity-driven real estate purchases.

        Net cash provided by financing activities was $10.8 million for the three months ended March 31, 2008. During the three months ended March 31, 2008, we had gross borrowings under our revolving credit and term loan facilities and other debt of $302.9 million, $1.9 million of proceeds from the exercise of stock options and $1.0 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay revolving credit and term loan facilities and other debt ($294.7 million) and to fund acquisitions and capital expenditures.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2008 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$402,313
Term Loan Facility(1)	407,475
8 1/4% Senior Subordinated Notes due 2011(2)	71,814
8 5/8% Senior Subordinated Notes due 2013(2)	447,975
7 1/4% GBP Senior Subordinated Notes due 2014(2)	299,265
7 3/4% Senior Subordinated Notes due 2015(2)	437,452
6 5/8% Senior Subordinated Notes due 2016(2)	316,171
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	171,203
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,699
6 3/4% Euro Senior Subordinated Notes due 2018(2)	400,097
Real Estate Mortgages, Seller Notes and Other	101,543

Total Long-term Debt	3,305,007
Less Current Portion	(25,790)

Long-term Debt, Net of Current Portion	$3,279,217

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

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.4 as of December 31, 2007 and March 31, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 5.2 as of December 31, 2007 and March 31, 2008, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        As of March 31, 2008, we had $402.3 million of outstanding borrowings under the new revolving credit facility, of which $179.8 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 227.5 million); we also had various outstanding letters of credit totaling $36.9 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization, other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on March 31, 2008, was $350.8 million. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.8% and 4.6%, respectively, as of March 31, 2008.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of March 31, 2008.

        Subsequent to the first quarter of 2008, we acquired a business in North America that provides Hard Copy, Shredding and Data Protection services, and the remaining 28% minority interest in our Brazilian business, and established operations in Switzerland through a minority-owned joint venture, for total cash consideration of approximately $43 million. We funded these acquisitions with cash and cash equivalents on-hand and borrowings under the New Credit Agreement.

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

Net Operating Loss Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2022 of $59.8 million at March 31, 2008 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $24.7 million (net of federal tax benefit), which begins to expire in 2008 through 2025, subject to a valuation allowance of approximately 98%.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long term, fixed interest rate debt to finance our business, thereby helping to preserve our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 4 and 6 to Notes to Consolidated Financial Statements.

        As of March 31, 2008, we had $828.1 million of variable rate debt outstanding with a weighted average variable interest rate of 7.2%, and $2,476.9 million of fixed rate debt outstanding. As of March 31, 2008, 75% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the three months ended March 31, 2008 would have been reduced by $1.1 million. See Note 6 to Notes to Consolidated Financial Statements included in this Form 10-Q for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of March 31, 2008.

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

        The impact on our earnings is mitigated significantly by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries. In addition, Iron Mountain Switzerland GmbH and our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock-in certain transaction economics. We have implemented these strategies for our four foreign investments in the U.K., Continental Europe, Canada and Asia Pacific. Specifically, through our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the New Credit Agreement and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. In addition, in January, 2007 we entered into forward contracts to exchange 124.4 million U.S. dollars for 96 million Euros and 194 million CAD for 127.5 million Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and was replaced with additional U.S. for Euro swaps. These forward contracts were not renewed in the third quarter of 2007. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, for the year ended December 31, 2007 and three months ended March 31, 2008, we recorded $6.1 million ($3.9 million, net of tax) and $18.9 million ($12.1 million, net of tax), respectively, of foreign exchange losses related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholder's equity. In May 2007, we entered into forward contracts to exchange 146.1 million U.S. dollars for 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $8.0 million for the year ended December 31, 2007 and $1.4 million for the three months ended March 31, 2008, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of March 31, 2008, we recorded an unrealized foreign exchange loss of $1.0 million in other expense (income), net in the accompanying statement of operations. As of March 31, 2008, except as noted above, our currency exposures to intercompany balances are unhedged.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2008 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There was no common stock repurchased or sales of unregistered securities for the first quarter ended March 31, 2008.

Item 6.    Exhibits

  (a)   Exhibits

Exhibit No.	Description
10.1	Criteria under the 2003 Senior Executive Incentive Plan, as amended. (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated March 12, 2008.)
10.2	Criteria under the 2006 Senior Executive Incentive Plan. (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated March 12, 2008.)
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 9, 2008 (DATE)	BY:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial Officer)