Form 10-Q
period 2008-06-30
IRON MOUNTAIN INC
filed 2008-08-08
CIK 1020569

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

        Number of shares of the registrant's Common Stock at August 1, 2008: 201,539,910

 IRON MOUNTAIN INCORPORATED

Index

Part I.    Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2007	June 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$125,607	$203,197
Accounts receivable (less allowances of $19,246 and $19,954, respectively)	564,049	603,419
Deferred income taxes	41,465	57,773
Prepaid expenses and other	91,275	90,760

Total Current Assets	822,396	955,149
Property, Plant and Equipment:
Property, plant and equipment	3,522,525	3,672,255
Less—Accumulated depreciation	(1,186,564)	(1,300,916)

Net Property, Plant and Equipment	2,335,961	2,371,339
Other Assets, net:
Goodwill	2,574,292	2,583,428
Customer relationships and acquisition costs	480,403	499,237
Deferred financing costs	34,030	36,369
Other	60,839	63,088

Total Other Assets, net	3,149,564	3,182,122

Total Assets	$6,307,921	$6,508,610

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$33,440	$98,839
Accounts payable	208,672	147,441
Accrued expenses	329,221	311,648
Deferred revenue	194,344	197,680

Total Current Liabilities	765,677	755,608
Long-term Debt, net of current portion	3,232,848	3,318,950
Other Long-term Liabilities	89,990	104,855
Deferred Rent	63,636	69,108
Deferred Income Taxes	351,226	355,477
Commitments and Contingencies (see Note 9)
Minority Interests	9,089	4,270
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,693,217 shares and 201,455,398 shares, respectively)	2,007	2,014
Additional paid-in capital	1,209,512	1,233,579
Retained earnings	509,875	579,243
Accumulated other comprehensive items, net	74,061	85,506

Total Stockholders' Equity	1,795,455	1,900,342

Total Liabilities and Stockholders' Equity	$6,307,921	$6,508,610

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2007	2008
Revenues:
Storage	$368,679	$416,195
Service and storage material sales	300,010	352,662

Total Revenues	668,689	768,857
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	307,963	346,971
Selling, general and administrative	188,845	225,932
Depreciation and amortization	60,290	72,907
Loss (Gain) on disposal/writedown of property, plant and equipment, net	357	(839)

Total Operating Expenses	557,455	644,971
Operating Income	111,234	123,886
Interest Expense, Net	61,222	59,757
Other (Income) Expense, Net	(3,235)	3,532

Income Before Provision for Income Taxes and Minority Interest	53,247	60,597
Provision for Income Taxes	14,024	24,859
Minority Interests in Earnings (Losses) of Subsidiaries, Net	171	(148)

Net Income	$39,052	$35,886

Net Income per Share—Basic	$0.20	$0.18

Net Income per Share—Diluted	$0.19	$0.18

Weighted Average Common Shares Outstanding—Basic	199,792	200,855

Weighted Average Common Shares Outstanding—Diluted	201,742	203,038

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Revenues:
Storage	$720,844	$820,512
Service and storage material sales	580,357	697,729

Total Revenues	1,301,201	1,518,241
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	602,968	694,722
Selling, general and administrative	369,350	448,160
Depreciation and amortization	117,462	142,437
Loss on disposal/writedown of property, plant and equipment, net	394	2,706

Total Operating Expenses	1,090,174	1,288,025
Operating Income	211,027	230,216
Interest Expense, Net	111,557	119,776
Other Income, Net	(10,958)	(2,503)

Income Before Provision for Income Taxes and Minority Interest	110,428	112,943
Provision for Income Taxes	36,107	43,131
Minority Interests in Earnings of Subsidiaries, Net	562	444

Net Income	$73,759	$69,368

Net Income per Share—Basic	$0.37	$0.35

Net Income per Share—Diluted	$0.37	$0.34

Weighted Average Common Shares Outstanding—Basic	199,511	200,863

Weighted Average Common Shares Outstanding—Diluted	201,579	203,229

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$73,759	$69,368
Adjustments to reconcile net income to cash flows from operating activities:
Minority interests in earnings of subsidiaries, net	562	444
Depreciation	105,955	125,043
Amortization (includes deferred financing costs and bond discount of $2,968 and $2,438, respectively)	14,475	19,832
Stock compensation expense	5,806	9,835
Provision for deferred income taxes	18,501	11,179
Loss on early extinguishment of debt	5,743	345
Loss on disposal/writedown of property, plant and equipment, net	394	2,706
Gain on foreign currency and other, net	(1,816)	(2,459)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(19,789)	(40,176)
Prepaid expenses and other current assets	3,823	7,972
Accounts payable	(7,209)	(23,552)
Accrued expenses, deferred revenue and other current liabilities	2,377	5,103
Other assets and long-term liabilities	4,182	3,993

Cash Flows from Operating Activities	206,763	189,633
Cash Flows from Investing Activities:
Capital expenditures	(166,787)	(174,130)
Cash paid for acquisitions, net of cash acquired	(263,852)	(46,318)
Additions to customer relationship and acquisition costs	(8,788)	(6,639)
Investment in joint ventures	—	(1,709)
Proceeds from sales of property and equipment and other, net	8,107	26

Cash Flows from Investing Activities	(431,320)	(228,770)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,396,457)	(753,936)
Proceeds from revolving credit and term loan facilities and other debt	1,221,663	562,718
Net proceeds from sales of senior subordinated notes	435,818	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(478)	384
Proceeds from exercise of stock options and employee stock purchase plan	12,309	9,940
Excess tax benefits from stock-based compensation	3,924	4,146
Payment of debt financing costs	(5,485)	(763)

Cash Flows from Financing Activities	271,294	117,989
Effect of Exchange Rates on Cash and Cash Equivalents	2,858	(1,262)

Increase in Cash and Cash Equivalents	49,595	77,590
Cash and Cash Equivalents, Beginning of Period	45,369	125,607

Cash and Cash Equivalents, End of Period	$94,964	$203,197

Supplemental Data:
Cash Paid for Interest	$100,297	$117,634

Cash Paid for Income Taxes	$11,775	$25,876

Non-Cash Investing Activities:
Capital Leases	$—	$23,393

Capital Expenditures	$27,543	$22,993

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

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net gain of $3,947 and $3,994 for the three and six months ended June 30, 2007, respectively. We recorded a net loss of $3,293 and a net gain of $2,638 for the three and six months ended June 30, 2008, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2007 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of June 30, 2008, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2007 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. ("IPM")), IPM, South America, Mexico and Asia Pacific.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2008 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2007	$1,717,700	$597,195	$259,397	$2,574,292
Deductible Goodwill acquired during the period	12,619	—	—	12,619
Nondeductible Goodwill acquired during the period	—	101	—	101
Fair value and other adjustments, net of tax(1)	(1,082)	(178)	(6,860)	(8,120)
Currency effects	(6,453)	10,989	—	4,536

Balance as of June 30, 2008	$1,722,784	$608,107	$252,537	$2,583,428

(1)
Fair value and other adjustments primarily includes adjustments to record deferred tax assets of approximately $(7,704), purchase reserves of approximately $7,195 and finalization of deferred revenue, customer relationship and property, plant and equipment (primarily racking) allocations from preliminary estimates previously recorded of approximately $(8,627).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at June 30, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$591,768	$(92,531)	$499,237
Core Technology(1)	44,629	(13,714)	30,915
Non-Compete Agreements(1)	1,518	(1,261)	257
Deferred Financing Costs	53,547	(17,178)	36,369

Total	$691,462	$(124,684)	$566,778

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

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and six months ended June 30, 2007 was $3,330 ($2,533 after tax, or $0.01 per basic and diluted share) and $5,806 ($4,463 after tax, or $0.02 per basic and diluted share), respectively, and for the three and six months ended June 30, 2008 was $4,828 ($3,856 after tax, or $0.02 per basic and diluted share) and $9,835 ($7,757 after tax, or $0.04 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $3,924 and $4,146 for the six months ended June 30, 2007 and 2008, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of June 30, 2008, 10-year vesting options represent 11.5% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average fair value of options granted for the six months ended June 30, 2007 and 2008 was $10.29 and $10.22 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Six Months Ended June 30, 2007	Six Months Ended June 30, 2008
Expected volatility	25.9%	25.8%
Risk-free interest rate	4.55%	3.25%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.7 years

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

        A summary of option activity for the six months ended June 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	11,996,635	$21.01
Granted	1,661,897	29.59
Exercised	(607,167)	9.56
Forfeited	(676,118)	26.94
Expired	(19,650)	15.72

Outstanding at June 30, 2008	12,355,597	$22.47	7.5	$64,078

Options exercisable at June 30, 2008	5,015,032	$16.20	5.8	$53,031

        The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2007 was approximately $5,507 and $12,673, respectively. The aggregate intrinsic value of stock options exercised during the three and six months ended June 30, 2008 was approximately $6,190 and $12,746, respectively. The aggregate fair value of stock options vested during the three and six months ended June 30, 2007 was approximately $3,245 and $5,230, respectively. The aggregate fair value of stock options vested during the three and six months ended June 30, 2008 was approximately $5,406 and $12,316, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the six months ended June 30, 2007 and 2008 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

        A summary of restricted stock activity for the six months ended June 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2007	29,870	$21.69
Granted	—	—
Vested	(21,547)	20.63
Forfeited	(642)	28.16

Non-vested at June 30, 2008	7,681	$24.11

        The total fair value of shares vested for the three and six months ended June 30, 2007 was $600 and $845, respectively. The total fair value of shares vested for the three and six months ended June 30, 2008 was $657.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we recognize no compensation cost for this plan. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the six months ended June 30, 2007 and 2008, there were 170,655 shares and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

157,514 shares, respectively, purchased under the ESPP. The number of shares available for purchase at June 30, 2008 was 1,218,018.

        As of June 30, 2008, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $69,229 and is expected to be recognized over a weighted-average period of 4.8 years.

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

        The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Net income	$39,052	$35,886	$73,759	$69,368

Weighted-average shares—basic	199,792,000	200,855,000	199,511,000	200,863,000
Effect of dilutive potential stock options	1,942,665	2,179,402	2,052,027	2,354,163
Effect of dilutive potential restricted stock	7,408	3,098	15,970	12,175

Weighted-average shares—diluted	201,742,073	203,037,500	201,578,997	203,229,338

Net income per share—basic	$0.20	$0.18	$0.37	$0.35

Net income per share—diluted	$0.19	$0.18	$0.37	$0.34

Antidilutive stock options, excluded from the calculation	5,075,715	1,416,508	3,160,162	911,568
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

  h.
  Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2007 were 26.3% and 32.7%, respectively. Our effective tax rates for the three and six months ended June 30, 2008 were 41.0% and 38.2%, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $657 and $1,313 for interest and penalties for the three and six months ended

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

June 30, 2007, respectively. We recorded $1,139 and $1,625 for interest and penalties for the three and six months ended June 30, 2008, respectively.

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

        We adopted SFAS No. 157 on January 1, 2008, with the exception of the application of the statement to non-financial assets and non-financial liabilities. Although the adoption of SFAS No. 157 did not impact our financial condition, results of operations, or cash flows, we are now required to provide additional disclosures as part of our financial statements. Non-financial assets and non-financial liabilities for which we have not applied the provisions of SFAS No. 157 include those measured at fair value in goodwill impairment testing, asset retirement obligations initially measured at fair value and those initially measured at fair value in business combinations. We have various financial instruments that must be measured under the new fair value standard including certain marketable securities and derivatives. We currently do not have non-financial assets and non-financial liabilities that are required to be measured at fair value on a recurring basis. Our financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value Measurements at June 30, 2008 Using
Description	Total Carrying Value at June 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Available for Sale Securities(1)	$7,506	$7,506	$—	$—
Derivative Liabilities(2)	1,151	—	1,151	—

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements and results of operations.

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

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Comprehensive Income:
Net Income	$39,052	$35,886	$73,759	$69,368
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	11,645	13,955	19,295	12,018
Market Value Adjustments for Hedging Contracts, Net of Tax	—	—	170	—
Market Value Adjustments for Securities, Net of Tax	469	(99)	275	(573)

Comprehensive Income	$51,166	$49,742	$93,499	$80,813

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

        In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars ("AUD") and 20,200 in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. These forward contracts settle on a monthly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. These forward contracts were not renewed in the third quarter of 2007. We recorded a realized loss in connection with these forward contracts of $2,768 and $4,629 for the three and six months ended June 30, 2007, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the six months ended June 30, 2007, we recorded an unrealized foreign exchange loss of $702 in other (income) expense, net in the accompanying statement of operations.

        In January 2007, we entered into forward contracts to exchange 124,368 U.S. dollars for 96,000 Euros and 194,000 Canadian dollars ("CAD") for 127,500 Euros to hedge our intercompany exposures with Canada and our subsidiaries whose functional currency is the Euro. In March 2007, in conjunction with the issuance of CAD denominated senior subordinated notes, the CAD for Euro swap was not renewed and was replaced with additional U.S. for Euro swaps. These forward contracts were not renewed in the third quarter of 2007. In May 2007, we entered into forward contracts to exchange 146,096 U.S. dollars for 73,600 in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $337 and $7,722 for the three and six months ended June 30, 2007, respectively. We recorded a realized loss in connection with these forward contracts of $876 and a realized gain of $559 for the three and six months ended June 30, 2008, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the six months ended June 30, 2007 and 2008, we recorded an unrealized foreign exchange loss of $168 and $1,151, respectively, in other (income) expense, net in the accompanying statement of operations.

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $18 ($12, net of tax) and foreign exchange losses of $18,850 ($12,064, net of tax) of related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

items, net included in stockholders' equity for the three and six months ended June 30, 2008, respectively.

(5) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2008 acquisitions was primarily provided through borrowings under our credit facilities, issuance of senior subordinated notes and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended June 30, 2008 are not presented due to the insignificant impact of the 2008 acquisitions on our consolidated results of operations.

        A summary of the consideration paid for acquisitions in 2008 and the allocation of the purchase price is as follows:

Cash Paid (gross of cash acquired)(1)	$45,308
Fair Value of Identifiable Net Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	1,444
Property, Plant and Equipment	3,394
Customer Relationship Assets(2)	23,910
Core Technology	—
Other Assets	504
Liabilities Assumed(3)	(1,153)
Minority Interest(4)	4,489

Total Fair Value of Identifiable Net Assets Acquired	32,588

Recorded Goodwill	$12,720

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the six months ended June 30, 2008 is additional purchase price consideration of $1,010 for acquisitions completed in prior years.

(2)
The weighted average lives of customer relationship assets associated with acquisitions in 2008 were 28 years.

(3)
Consisted primarily of accounts payable, accrued expenses and notes payable.

(4)
Consisted primarily of the carrying value of minority interests in Brazil at the date of acquisition.

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

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2008 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2007	Six Months Ended June 30, 2008
Reserves, Beginning Balance	$5,553	$3,602
Reserves Established	2,246	7,979
Expenditures	(3,991)	(1,292)
Adjustments to Goodwill, including currency effect(1)	(206)	(580)

Reserves, Ending Balance	$3,602	$9,709

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At June 30, 2008, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($7,992), severance costs ($110), and other exit costs ($1,607). These accruals are expected to be used prior to June 30, 2009, except for lease losses of $7,172, severance costs of $77, and other exit costs of $99, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2007		June 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Revolving Credit Facility(1)	$394,156	$394,156	$210,870	$210,870
New Term Loan Facility(1)	408,500	408,500	406,450	406,450
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,809	71,790	71,881	71,701
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,981	453,844	447,971	450,113
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	299,595	281,619	299,310	263,393
7 3/4% Senior Subordinated Notes due 2015(2)(3)	437,680	437,366	437,225	429,099
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,047	302,534	316,294	299,200
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	178,395	172,151	173,250	168,053
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	210,750	200,000	206,000
8% Senior Subordinated Notes due 2018(2)(3)	49,692	50,000	49,706	49,625
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	372,719	353,054	400,140	354,530
8% Senior Subordinated Notes due 2020(2)(3)	—	—	300,000	295,500
Real Estate Mortgages(5)	7,381	7,381	7,151	7,151
Seller Notes(5)	8,329	8,329	8,201	8,201
Other(5)	74,004	74,004	89,340	89,340

Total Long-term Debt	3,266,288		3,417,789
Less Current Portion	(33,440)		(98,839)

Long-term Debt, Net of Current Portion	$3,232,848		$3,318,950

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2007 and June 30, 2008).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2007 and June 30, 2008, respectively.

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

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750,000 and the IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900,000 to $1,200,000. The New Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410,000 term loan facility (the "new term loan facility"). Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,703 in the first six months of 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of June 30, 2008, we had $210,870 of outstanding borrowings under the new revolving credit facility, which was denominated in CAD 213,000; we also had various outstanding letters of credit totaling $36,956. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on June 30, 2008, was $542,174. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.3% and 4.2%, respectively, as of June 30, 2008. For the three and six months ended June 30, 2007, we recorded commitment fees of $336 and $786, respectively, and for the three and six months ended June 30, 2008, we recorded commitment fees of $300 and $643, respectively, based on the unused balances under our revolving credit facilities.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt (Continued)

        In June 2008, we completed an underwritten public offering of $300,000 in aggregate principal amount of our 8% Senior Subordinated Notes due 2020, which were issued at par. Our net proceeds of $295,500, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $71,881 of aggregate principal amount of our outstanding 8 1/4% Senior Subordinated Notes (the "8 1/4% notes"), plus accrued and unpaid interest, all of which were called for redemption in June 2008 and paid off in July 2008, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including possible future acquisitions and investments. We recorded a charge to other expense (income), net of $345 in the second quarter of 2008 related to the early extinguishment of the 8 1/4% notes, which consists of deferred financing costs and original issue discounts related to the 8 1/4% notes.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.4 as of December 31, 2007 and June 30, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 as of both December 31, 2007 and June 30, 2008, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of June 30, 2008.

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2007 and June 30, 2008 and for the three and six months ended June 30, 2007 and 2008.

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

	December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$27,955	$15,529	$82,123	$—	$125,607
Accounts Receivable	—	365,626	33,900	164,523	—	564,049
Intercompany Receivable	910,450	—	56,773	—	(967,223)	—
Other Current Assets	1,036	91,763	3,680	36,789	(528)	132,740

Total Current Assets	911,486	485,344	109,882	283,435	(967,751)	822,396
Property, Plant and Equipment, Net	—	1,506,261	184,993	644,707	—	2,335,961
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,991,357	1,000	—	—	(1,992,357)	—
Investment in Subsidiaries	1,682,963	1,404,005	—	—	(3,086,968)	—
Goodwill	—	1,750,477	205,182	618,633	—	2,574,292
Other	30,064	323,493	15,601	206,595	(481)	575,272

Total Other Assets, Net	3,704,384	3,478,975	220,783	825,228	(5,079,806)	3,149,564

Total Assets	$4,615,870	$5,470,580	$515,658	$1,753,370	$(6,047,557)	$6,307,921

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$942,323	$—	$24,900	$(967,223)	$—
Current Portion of Long-term Debt	4,889	12,439	533	15,579	—	33,440
Total Other Current Liabilities	61,250	472,865	36,878	161,772	(528)	732,237
Long-term Debt, Net of Current Portion	2,749,423	13,130	423,051	47,244	—	3,232,848
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,991,357	—	—	(1,992,357)	—
Other Long-term Liabilities	3,853	385,647	23,821	92,012	(481)	504,852
Commitments and Contingencies
Minority Interests	—	—	—	9,089	—	9,089
Stockholders' Equity	1,795,455	1,652,819	31,375	1,402,774	(3,086,968)	1,795,455

Total Liabilities and Stockholders' Equity	$4,615,870	$5,470,580	$515,658	$1,753,370	$(6,047,557)	$6,307,921

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$125,508	$1,107	$76,582	$—	$203,197
Accounts Receivable	—	380,316	34,461	188,642	—	603,419
Intercompany Receivable	977,912	—	46,695	—	(1,024,607)	—
Other Current Assets	101	106,574	3,359	38,499	—	148,533

Total Current Assets	978,013	612,398	85,622	303,723	(1,024,607)	955,149
Property, Plant and Equipment, Net	—	1,499,526	185,106	686,707	—	2,371,339
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,129,024	1,000	—	—	(2,130,024)	—
Investment in Subsidiaries	1,757,114	1,476,070	—	—	(3,233,184)	—
Goodwill	—	1,755,158	199,263	629,007	—	2,583,428
Other	32,821	336,054	14,602	215,687	(470)	598,694

Total Other Assets, Net	3,918,959	3,568,282	213,865	844,694	(5,363,678)	3,182,122

Total Assets	$4,896,972	$5,680,206	$484,593	$1,835,124	$(6,388,285)	$6,508,610

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$998,827	$—	$25,780	$(1,024,607)	$—
Current Portion of Long-term Debt	76,714	4,128	—	17,997	—	98,839
Total Other Current Liabilities	62,066	399,507	32,059	163,137	—	656,769
Long-term Debt, Net of Current Portion	2,852,997	13,410	391,342	61,201	—	3,318,950
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,129,024	—	—	(2,130,024)	—
Other Long-term Liabilities	3,853	410,426	23,579	92,052	(470)	529,440
Commitments and Contingencies
Minority Interests	—	—	—	4,270	—	4,270
Stockholders' Equity	1,900,342	1,724,884	37,613	1,470,687	(3,233,184)	1,900,342

Total Liabilities and Stockholders' Equity	$4,896,972	$5,680,206	$484,593	$1,835,124	$(6,388,285)	$6,508,610

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$265,786	$20,200	$82,693	$—	$368,679
Service and Storage Material Sales	—	193,809	21,833	84,368	—	300,010

Total Revenues	—	459,595	42,033	167,061	—	668,689
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	205,092	17,191	85,680	—	307,963
Selling, General and Administrative	41	136,823	7,092	44,889	—	188,845
Depreciation and Amortization	41	40,996	2,847	16,406	—	60,290
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	172	31	154	—	357

Total Operating Expenses	82	383,083	27,161	147,129	—	557,455

Operating (Loss) Income	(82)	76,512	14,872	19,932	—	111,234
Interest Expense, Net	48,143	168	7,111	5,800	—	61,222
Other Expense (Income), Net	12,768	(2,569)	(6,623)	(14,282)	7,471	(3,235)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(60,993)	78,913	14,384	28,414	(7,471)	53,247
Provision for Income Taxes	—	9,497	2,903	1,624	—	14,024
Equity in the Earnings of Subsidiaries, Net of Tax	(100,045)	(29,758)	—	—	129,803	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	—	171	—	171

Net Income	$39,052	$99,174	$11,481	$26,619	$(137,274)	$39,052

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$294,715	$24,006	$97,474	$—	$416,195
Service and Storage Material Sales	—	221,072	26,293	105,297	—	352,662

Total Revenues	—	515,787	50,299	202,771	—	768,857
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	222,330	22,095	102,546	—	346,971
Selling, General and Administrative	18	157,474	9,603	58,837	—	225,932
Depreciation and Amortization	44	50,373	3,621	18,869	—	72,907
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(484)	17	(372)	—	(839)

Total Operating Expenses	62	429,693	35,336	179,880	—	644,971

Operating (Loss) Income	(62)	86,094	14,963	22,891	—	123,886
Interest Expense (Income), Net	52,457	(592)	7,797	95	—	59,757
Other Expense, Net	2,232	191	—	1,109	—	3,532

(Loss) Income Before Provision for Income Taxes and Minority Interest	(54,751)	86,495	7,166	21,687	—	60,597
Provision for Income Taxes	—	18,490	2,418	3,951	—	24,859
Equity in the Earnings of Subsidiaries, Net of Tax	(90,637)	(21,262)	—	—	111,899	—
Minority Interests in Losses of Subsidiaries, Net	—	—	—	(148)	—	(148)

Net Income	$35,886	$89,267	$4,748	$17,884	$(111,899)	$35,886

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$519,916	$38,760	$162,168	$—	$720,844
Service and Storage Material Sales	—	381,327	41,399	157,631	—	580,357

Total Revenues	—	901,243	80,159	319,799	—	1,301,201
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	399,696	37,695	165,577	—	602,968
Selling, General and Administrative	—	266,858	14,194	88,298	—	369,350
Depreciation and Amortization	62	79,696	5,361	32,343	—	117,462
Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	193	26	175	—	394

Total Operating Expenses	62	746,443	57,276	286,393	—	1,090,174

Operating (Loss) Income	(62)	154,800	22,883	33,406	—	211,027
Interest Expense (Income), Net	93,624	(1,202)	9,326	9,809	—	111,557
Other Expense (Income), Net	21,556	(9,060)	(6,619)	(24,306)	7,471	(10,958)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(115,242)	165,062	20,176	47,903	(7,471)	110,428
Provision for Income Taxes	—	26,458	5,070	4,579	—	36,107
Equity in the Earnings of Subsidiaries, Net of Tax	(189,001)	(48,612)	—	—	237,613	—
Minority Interests in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	910	—	562

Net Income	$73,759	$187,216	$15,454	$42,414	$(245,084)	$73,759

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$579,097	$47,613	$193,802	$—	$820,512
Service and Storage Material Sales	—	441,050	52,384	204,295	—	697,729

Total Revenues	—	1,020,147	99,997	398,097	—	1,518,241
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	447,779	44,892	202,051	—	694,722
Selling, General and Administrative	63	319,274	18,854	109,969	—	448,160
Depreciation and Amortization	76	96,396	7,150	38,815	—	142,437
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	2,761	8	(63)	—	2,706

Total Operating Expenses	139	866,210	70,904	350,772	—	1,288,025

Operating (Loss) Income	(139)	153,937	29,093	47,325	—	230,216
Interest Expense (Income), Net	104,818	(2,168)	15,877	1,249	—	119,776
Other Expense (Income), Net	10,806	(1,655)	—	(11,654)	—	(2,503)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(115,763)	157,760	13,216	57,730	—	112,943
Provision for Income Taxes	—	31,180	4,472	7,479	—	43,131
Equity in the Earnings of Subsidiaries, Net of Tax	(185,131)	(56,200)	—	—	241,331	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	—	444	—	444

Net Income	$69,368	$182,780	$8,744	$49,807	$(241,331)	$69,368

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(86,781)	$209,139	$14,997	$69,408	$—	$206,763
Cash Flows from Investing Activities:
Capital expenditures	—	(118,268)	(3,643)	(44,876)	—	(166,787)
Cash paid for acquisitions, net of cash acquired	—	(239,505)	(2,071)	(22,276)	—	(263,852)
Intercompany loans to subsidiaries	(234,800)	(83,991)	—	—	318,791	—
Investment in Subsidiaries	(2,607)	(2,607)	—	—	5,214	—
Additions to customer relationship and acquisition costs	—	(3,652)	(580)	(4,556)	—	(8,788)
Proceeds from sales of property and equipment and other, net	—	(322)	18	8,411	—	8,107

Cash Flows from Investing Activities	(237,407)	(448,345)	(6,276)	(63,297)	324,005	(431,320)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(647,109)	(3,862)	(431,473)	(314,013)	—	(1,396,457)
Proceeds from revolving credit and term loan facilities and other debt	669,500	—	514,386	37,777	—	1,221,663
Net proceeds from sale of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(478)	—	(478)
Intercompany loans from parent	—	234,221	(236,905)	321,475	(318,791)	—
Equity contribution from parent	—	2,607	—	2,607	(5,214)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,309	—	—	—	—	12,309
Excess tax benefit from stock-based compensation	3,924	—	—	—	—	3,924
Payment of debt financing costs	(3,494)	—	(1,991)	—	—	(5,485)

Cash Flows from Financing Activities	324,188	232,966	(9,223)	47,368	(324,005)	271,294
Effect of exchange rates on cash and cash equivalents	—	—	82	2,776	—	2,858

(Decrease) Increase in cash and cash equivalents	—	(6,240)	(420)	56,255	—	49,595
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$10,114	$342	$84,508	$—	$94,964

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(97,792)	$223,685	$12,205	$51,535	$—	$189,633
Cash Flows from Investing Activities:
Capital expenditures	—	(114,817)	(5,760)	(53,553)	—	(174,130)
Cash paid for acquisitions, net of cash acquired	—	(34,656)	—	(11,662)	—	(46,318)
Intercompany loans to subsidiaries	(48,480)	(12,027)	—	—	60,507	—
Investment in subsidiaries	(10,990)	(10,990)	—	—	21,980	—
Additions to customer relationship and acquisition costs	—	(4,234)	(267)	(2,138)	—	(6,639)
Investment in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	526	13	(513)	—	26

Cash Flows from Investing Activities	(59,470)	(176,198)	(6,014)	(69,575)	82,487	(228,770)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(700,754)	(11,346)	(33,786)	(8,050)	—	(753,936)
Proceeds from revolving credit and term loan facilities and other debt	549,150	114	6,564	6,890	—	562,718
Net proceeds from sales of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	384	—	384
Intercompany loans from parent	—	50,308	6,887	3,312	(60,507)	—
Equity contribution from parent	—	10,990	—	10,990	(21,980)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,940	—	—	—	—	9,940
Excess tax benefits from stock-based compensation	4,146	—	—	—	—	4,146
Payment of debt financing costs	(720)	—	(43)	—	—	(763)

Cash Flows from Financing Activities	157,262	50,066	(20,378)	13,526	(82,487)	117,989
Effect of exchange rates on cash and cash equivalents	—	—	(235)	(1,027)	—	(1,262)

Increase (Decrease) in cash and cash equivalents	—	97,553	(14,422)	(5,541)	—	77,590
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$125,508	$1,107	$76,582	$—	$203,197

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended June 30, 2007
Total Revenues	$466,250	$163,624	$38,815	$668,689
Depreciation and Amortization	37,335	16,142	6,813	60,290
Contribution	133,416	33,502	4,963	171,881
Expenditures for Segment Assets(1)	291,138	40,249	4,706	336,093
Three Months Ended June 30, 2008
Total Revenues	517,101	198,416	53,340	768,857
Depreciation and Amortization	45,106	19,597	8,204	72,907
Contribution	150,391	39,954	5,609	195,954
Expenditures for Segment Assets(1)	77,774	42,719	6,247	126,740
Six Months Ended June 30, 2007
Total Revenues	911,248	313,116	76,837	1,301,201
Depreciation and Amortization	72,517	31,823	13,122	117,462
Contribution	257,635	60,741	10,507	328,883
Total Assets	4,110,120	1,372,523	231,153	5,713,796
Expenditures for Segment Assets(1)	357,043	73,417	8,967	439,427
Six Months Ended June 30, 2008
Total Revenues	1,021,580	389,598	107,063	1,518,241
Depreciation and Amortization	88,178	38,199	16,060	142,437
Contribution	281,656	81,706	11,997	375,359
Total Assets	4,297,417	1,771,666	439,527	6,508,610
Expenditures for Segment Assets(1)	136,911	75,360	14,816	227,087

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

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Contribution	$171,881	$195,954	$328,883	$375,359
Less: Depreciation and Amortization	60,290	72,907	117,462	142,437
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	357	(839)	394	2,706
Interest Expense, Net	61,222	59,757	111,557	119,776
Other (Income) Expense, Net	(3,235)	3,532	(10,958)	(2,503)

Income before Provision for Income Taxes and Minority Interest	$53,247	$60,597	$110,428	$112,943

(9) Commitments and Contingencies

  a.
  Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2007. See our Annual Report on Form 10-K dated February 29, 2008 for amounts outstanding at December 31, 2007.

  b.
  Litigation

        On September 19, 2007, a container storing back-up electronic media belonging to one of our customers, the Louisiana Office of Student Financial Assistance ("LOSFA"), was lost while being transported to the customer's office. We immediately undertook efforts to locate the media and we promptly notified LOSFA and appropriate law enforcement authorities. In response to a public reward offer, the container was returned to us and we have been provided with information to the effect that the media was discarded. To date, the media has not been found. Beginning on October 15, 2007, LOSFA issued one or more press releases and other public communications advising of the loss, indicating that personally identifiable information was on the media and advising persons who might be affected as to how to protect themselves against possible identity theft and fraud. LOSFA has demanded that we indemnify it in connection with any losses arising from the lost media. In late October 2007 and early November 2007, actions seeking to represent a purported class of allegedly

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Commitments and Contingencies (Continued)

affected individuals were filed in state courts in Louisiana in the 18th Judicial District for the Parish of West Baton Rouge (West Baton Rouge), in the Civil District Court for the Parish of Orleans (New Orleans), and in the United States District Court for the Eastern District of Louisiana (Eastern District of Louisiana). These actions sought monetary damages under various theories of liability as a result of the lost media. We removed the first of those actions (West Baton Rouge) to the United States District Court for the Middle District of Louisiana where, subsequently, it was voluntarily dismissed. We removed the second action (New Orleans) to the United States District Court for the Eastern District of Louisiana, where it was consolidated with the third such action (Eastern District of Louisiana). On June 5, 2008, the Court granted our motion for summary judgment dismissing all of the claims against us, and the time for appeal has expired. The Court also remanded the one case in which LOSFA is the sole remaining defendant to the Civil District Court for the Parish of Orleans (New Orleans), Louisiana.

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

  c.
  London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier and some of them have been settled for nominal amounts. However, many of these claims, including larger

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Commitments and Contingencies (Continued)

ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pounds sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. We recorded approximately $12,306 to other (income) expense, net in the first six months of 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. We utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received and amounted to $9,354 for the six months ended June 30, 2007. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2008 should be read in conjunction with our consolidated financial statements and notes thereto for the three and six months ended June 30, 2008, included herein, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
OIBDA	$171,524	$196,793	$328,489	$372,653
Less: Depreciation and Amortization	60,290	72,907	117,462	142,437

Operating Income	111,234	123,886	211,027	230,216
Less: Interest Expense, Net	61,222	59,757	111,557	119,776
Other (Income) Expense, Net	(3,235)	3,532	(10,958)	(2,503)
Provision for Income Taxes	14,024	24,859	36,107	43,131
Minority Interest	171	(148)	562	444

Net Income	$39,052	$35,886	$73,759	$69,368

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

        In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2008 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed on a year-to-date basis.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2008 to Three and Six Months Ended June 30, 2007 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$668,689	$768,857	$100,168	15.0%
Operating Expenses	557,455	644,971	87,516	15.7%

Operating Income	111,234	123,886	12,652	11.4%
Other Expenses, Net	72,182	88,000	15,818	21.9%

Net Income	$39,052	$35,886	$(3,166)	(8.1)%

OIBDA(1)	$171,524	$196,793	$25,269	14.7%

OIBDA Margin(1)	25.7%	25.6%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$1,301,201	$1,518,241	$217,040	16.7%
Operating Expenses	1,090,174	1,288,025	197,851	18.1%

Operating Income	211,027	230,216	19,189	9.1%
Other Expenses, Net	137,268	160,848	23,580	17.2%

Net Income	$73,759	$69,368	$(4,391)	(6.0)%

OIBDA(1)	$328,489	$372,653	$44,164	13.4%

OIBDA Margin(1)	25.2%	24.5%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $47.5 million, or 12.9%, to $416.2 million and $99.7 million, or 13.8%, to $820.5 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase is primarily attributable to internal revenue growth (8% in both periods), supported by strength in our North American, Latin American and Asia Pacific physical businesses. Acquisitions (3% in both periods) and foreign currency exchange rate fluctuations (2% and 3%, respectively) also added to total growth.

        Consolidated service and storage material sales revenues increased $52.7 million, or 17.6%, to $352.7 million and $117.4 million, or 20.2%, to $697.7 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. The increase is attributable to internal revenue growth (9% in both periods), supported by strong growth in shredding revenues, including increased recycled paper revenues, fuel surcharges and increased digital services revenues. Acquisitions (6% and 8%, respectively) and foreign currency exchange rate fluctuations (3% in both periods) also added to total growth.

        For the reasons stated above, our consolidated revenues increased $100.2 million, or 15.0%, to $768.9 million and $217.0 million, or 16.7%, to $1.5 billion for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007. Internal revenue growth was 9% for both the three and six months ended June 30, 2008. We calculate internal revenue growth in local currency for our international operations. Acquisitions contributed 3% and 5% to consolidated revenues for the three and six months ended June 30, 2008, respectively. Foreign currency exchange rate fluctuations, based on an analysis of weighted average rates for the comparable periods, increased our revenues 3% for both periods, and were primarily due to the strengthening of the Canadian dollar, Euro, British pound sterling, Australian dollar and Brazilian real against the U.S. dollar in the first half of 2008.

Internal Growth—Eight-Quarter Trend

	2006		2007				2008
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	11%	10%	9%	9%	8%	8%	8%	8%
Service and Storage Material
Sales Revenue	3%	10%	10%	11%	16%	12%	10%	9%
Total Revenue	7%	10%	9%	10%	12%	10%	9%	9%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the sale of our North American commodity product sales business line, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers (representing less than 1% of 2007 consolidated revenues). Over the past eight quarters, the internal growth rate of our storage revenues has decreased from a high of 10% to 11% in 2006 to 8% to 9%. Our storage revenue internal growth rate has moderated over the past six quarters as the result of a growing revenue base and periodic increases in destructions and permanent withdrawals in our North American Physical Business segment, as well as in the U.K., from the lower levels experienced in 2006. Strong growth rates in Latin America and in our digital services business further supported consolidated internal growth. Net carton volume growth is a function of the rate at which new cartons are added by existing and new customers, offset by the rate of carton destructions and other permanent removals.

        The internal growth rate for service and storage material sales revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer, such as large special projects, software licenses, and the price of recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs, and may often be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market.

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

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended June 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$151,224	$171,992	$20,768	13.7%	22.6%	22.4%	(0.2)%
Facilities	90,236	98,017	7,781	8.6%	13.5%	12.7%	(0.8)%
Transportation	31,702	38,693	6,991	22.1%	4.7%	5.0%	0.3%
Product Cost of Sales	13,499	12,897	(602)	(4.5)%	2.0%	1.7%	(0.3)%
Other	21,302	25,372	4,070	19.1%	3.2%	3.3%	0.1%

	$307,963	$346,971	$39,008	12.7%	46.1%	45.1%	(1.0)%

	Six Months Ended June 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$292,141	$338,677	$46,536	15.9%	22.5%	22.3%	(0.2)%
Facilities	182,097	202,845	20,748	11.4%	14.0%	13.4%	(0.6)%
Transportation	61,639	76,082	14,443	23.4%	4.7%	5.0%	0.3%
Product Cost of Sales	27,482	27,808	326	1.2%	2.1%	1.8%	(0.3)%
Other	39,609	49,310	9,701	24.5%	3.0%	3.2%	0.2%

	$602,968	$694,722	$91,754	15.2%	46.3%	45.8%	(0.5)%

Labor

        For the six months ended June 30, 2008 as compared to the six months ended June 30, 2007, labor expense decreased slightly as a percentage of consolidated revenues, mainly as a result of higher recycled paper revenue and strong growth in our digital services revenues, which have higher gross margins, and labor efficiencies in our North American business. These benefits more than offset the impact of revenue mix, as labor-intensive services such as secure shredding and Document Management Solutions ("DMS") continue to grow at a faster rate than our storage revenues, and the dilutive impact of acquisitions.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased to 13.4% for the six months ended June 30, 2008 from 14.0% for the six months ended June 30, 2007. The largest component of our facilities cost is rent expense, which increased in dollar terms by $12.2 million but remained flat as a percentage of consolidated storage revenues at 12.6% for both the six months ended June 30, 2007 and 2008. The dollar increase in rent is mainly driven by the timing of new real estate as we continue to expand our storage business, while the decrease as a percentage of total revenue relates to the expansion of our secure shredding and other service businesses, which incur lower rent and facilities costs than our core physical business. Facilities costs increased in dollar terms due to increased costs of utilities of $4.4 million and maintenance and common area charges of $2.9 million related to rising costs and an increased number of facilities.

Transportation

        Our transportation expenses, which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance, increased as a percentage of consolidated revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The expansion of our secure shredding operations, which incurs higher transportation costs than our core physical business, contributed to the increase in dollar terms, as well as rising fuel costs, which contributed $6.3 million of the increase, and the use of couriers and leased vehicles which combined contributed $3.1 million.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. The increase in product cost of sales in dollar terms for the six months ended June 30, 2008 compared to the six months ended June 30, 2007, primarily reflects the effect of an increase in carton and media sales.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended June 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
General and Administrative	$92,353	$115,330	$22,977	24.9%	13.8%	15.0%	1.2%
Sales, Marketing & Account Management	61,774	68,817	7,043	11.4%	9.2%	9.0%	(0.2)%
Information Technology	33,528	39,733	6,205	18.5%	5.0%	5.2%	0.2%
Bad Debt Expense	1,190	2,052	862	72.4%	0.2%	0.3%	0.1%

	$188,845	$225,932	$37,087	19.6%	28.2%	29.4%	1.2%

	Six Months Ended June 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
General and Administrative	$183,107	$227,387	$44,280	24.2%	14.1%	15.0%	0.9%
Sales, Marketing & Account Management	120,194	139,242	19,048	15.8%	9.2%	9.2%	0.0%
Information Technology	64,464	78,057	13,593	21.1%	5.0%	5.1%	0.1%
Bad Debt Expense	1,585	3,474	1,889	119.2%	0.1%	0.2%	0.1%

	$369,350	$448,160	$78,810	21.3%	28.4%	29.5%	1.1%

General and Administrative

        The increase in general and administrative expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is mainly attributable to increased compensation expense of $22.7 million, reflecting increased headcount due to acquisitions and general business expansion, as well as increases in related facility costs of $4.6 million, professional fees of $4.1 and other overhead of $12.9 million. Increased stock option expense of $2.9 million over the first half of 2007, as well as security, new products and infrastructure enhancements initiated in the latter part of 2007, also contributed to the increase in general and administrative expenses.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor-related and are comprised mainly of compensation and commissions. These costs are primarily driven by the headcount in each of these departments, which, on average, was higher throughout the six months ended June 30, 2008 compared to the six months ended June 30, 2007. Compensation expense and commissions increased $12.3 million and $4.4 million, respectively, in the first half of 2008 compared to the first half of 2007.

Information Technology

        Information technology expenses increased as a percentage of consolidated revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007. The dollar increase in information technology expenses is primarily related to a $10.2 million increase in compensation expense, and represents an investment in infrastructure and product development. Additionally, we wrote-off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Depreciation, Amortization, and Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $25.0 million to $142.4 million (9.4% of consolidated revenues) for the six months ended June 30, 2008 from $117.5 million (9.0% of consolidated revenues) for the six months ended June 30, 2007. Depreciation expense increased $9.5 million and $19.1 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $3.2 million and $5.9 million for the three and six months ended June 30, 2008, respectively, compared to the same periods in 2007 primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the latter part of 2007.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $2.7 million for the six months ended June 30, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility, which we decided to exit in the first quarter of 2008.

OPERATING INCOME

        As a result of all the foregoing factors, consolidated operating income increased $12.7 million, or 11.4%, to $123.9 million (16.1% of consolidated revenues) for the three months ended June 30, 2008 from $111.2 million (16.6% of consolidated revenues) for the three months ended June 30, 2007. Consolidated operating income increased $19.2 million, or 9.1%, to $230.2 million (15.2% of consolidated revenues) for the six months ended June 30, 2008 from $211.0 million (16.2% of consolidated revenues) for the six months ended June 30, 2007.

OIBDA

        As a result of all the foregoing factors, consolidated OIBDA increased $25.3 million, or 14.7%, to $196.8 million (25.6% of consolidated revenues) for the three months ended June 30, 2008 from $171.5 million (25.7% of consolidated revenues) for the three months ended June 30, 2007. Consolidated OIBDA increased $44.2 million, or 13.4%, to $372.7 million (24.5% of consolidated revenues) for the six months ended June 30, 2008 from $328.5 million (25.2% of consolidated revenues) for the six months ended June 30, 2007.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $1.5 million to $59.8 million (7.8% of consolidated revenues) for the three months ended June 30, 2008 from $61.2 million (9.2% of consolidated revenues) for the three months ended June 30, 2007 and increased $8.2 million to $119.8 million (7.9% of consolidated revenues) for the six months ended June 30, 2008 from $111.6 million (8.6% of consolidated revenues) for the six months ended June 30, 2007 primarily due to increased borrowings to fund acquisitions, offset by a decrease in our weighted average interest rate to 7.2% as of June 30, 2008 from 7.6% as of June 30, 2007. In addition, as a result of the repayment of IME's revolving credit facility and term loans with borrowings in the U.S., we had higher than normal interest expense of approximately $4.1 million in the second quarter of 2007. This was a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2007	2008		20070	2008
Foreign currency transaction (gains) losses, net	$(3,947)	$3,293	$7,240	$(3,994)	$(2,638)	$1,356
Other, net	712	239	(473)	(6,964)	135	7,099

	$(3,235)	$3,532	$6,767	$(10,958)	$(2,503)	$8,455

        Foreign currency transaction gains, net of $2.6 million based on period-end exchange rates were recorded in the six months ended June 30, 2008, primarily due to the strengthening of the Euro and the Brazilian real and the weakening of the Canadian dollar, British pound sterling and the Chilean peso against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our Canadian, European and Latin American subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

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

        Other, net in the six months ended June 30, 2007 consisted of $12.3 million of business interruption insurance proceeds pertaining to the fire in one of our London, England facilities, offset by $5.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities.

Provision for Income Taxes

        Our effective tax rates for the three months ended June 30, 2007 and 2008 were 26.3% and 41.0%, respectively. Our effective tax rates for the six months ended June 30, 2007 and 2008 were 32.7% and 38.2%, respectively. The increase in our effective tax rate in 2008 resulted from a decrease in the foreign currency gains whose tax effect reduced the effective tax rate for the three months ended June 30, 2007 by approximately 9%. Additionally, our effective tax rate in 2008 increased over 2007 due to an increase year over year in discrete interest charges due to fully utilizing our net operating losses in the United States, as well as an increase in the structural rate due to unbenefitted net operating losses related to start-up ventures overseas. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of annual effective tax rate are recorded in the period they occur.

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

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a $0.1 million benefit to income and a $0.4 million charge to income for the three and six months ended June 30, 2008, respectively, compared to a charge of $0.2 million and $0.6 million for the three and six months ended June 30, 2007, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of all the foregoing factors, for the three and six months ended June 30, 2008, consolidated net income was $35.9 million (4.7% of consolidated revenues) and $69.4 million (4.6% of consolidated revenues), respectively, compared to consolidated net income of $39.1 million (5.8% of consolidated revenues) and $73.8 million (5.7% of consolidated revenues) for the three and six months ended June 30, 2007, respectively.

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

North American Physical Business

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$466,250	$517,101	$50,851	10.9%
Segment Contribution(1)	$133,416	$150,391	$16,975	12.7%
Segment Contribution(1) as a Percentage of Revenue	28.6%	29.1%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$911,248	$1,021,580	$110,332	12.1%
Segment Contribution(1)	$257,635	$281,656	$24,021	9.3%
Segment Contribution(1) as a Percentage of Revenue	28.3%	27.6%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the six months ended June 30, 2008, revenue in our North American Physical Business segment increased 12.1% over the same period last year, primarily due to solid internal growth supported by increased secure shredding revenues and higher recycled paper revenues, and acquisitions, primarily ArchivesOne, which contributed $23.0 million, or approximately 2.5%. In addition, favorable currency fluctuations during the six months ended June 30, 2008 in Canada resulted in increased revenue, as measured in U.S. dollars, of 1% when compared to the six months ended June 30, 2007. Contribution as a percent of segment revenue decreased in the six months ended June 30, 2008 due mainly to increased transportation expenses, such as rising fuel costs, and selling, general and administrative expenses, as discussed above.

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

International Physical Business

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$163,624	$198,416	$34,792	21.3%
Segment Contribution(1)	$33,502	$39,954	$6,452	19.3%
Segment Contribution(1) as a Percentage of Revenue	20.5%	20.1%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$313,116	$389,598	$76,482	24.4%
Segment Contribution(1)	$60,741	$81,706	$20,965	34.5%
Segment Contribution(1) as a Percentage of Revenue	19.4%	21.0%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 24.4% during the six months ended June 30, 2008 over the same period last year, primarily due to internal growth of 11% and acquisitions in Europe and Asia Pacific. Further, favorable currency fluctuations during the six months ended June 30, 2008, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 8% compared to the six months ended June 30, 2007. Contribution as a percent of segment revenue increased in the six months ended June 30, 2008 primarily due to higher-margin special projects, in particular a large public sector contract in Europe that will be completed in 2008, as well as the impact of increased leverage associated with certain start-up international investments that continue to benefit from increased revenue.

Worldwide Digital Business

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$38,815	$53,340	$14,525	37.4%
Segment Contribution(1)	$4,963	$5,609	$646	13.0%
Segment Contribution(1) as a Percentage of Revenue	12.8%	10.5%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$76,837	$107,063	$30,226	39.3%
Segment Contribution(1)	$10,507	$11,997	$1,490	14.2%
Segment Contribution(1) as a Percentage of Revenue	13.7%	11.2%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the six months ended June 30, 2008, revenue in our Worldwide Digital Business segment increased 39.3% over the same period last year, due to strong internal growth of 15% and the acquisition of Stratify Inc. ("Stratify") in December 2007. The increase in internal growth is primarily attributable to growth in digital storage revenue from our online backup service offerings, offset by a large license sale that occurred in the first quarter of 2007 and did not repeat in the first quarter of 2008. Contribution as a percent of segment revenue decreased primarily due to the changing mix of our revenue year over year with lower (higher margin) license sales and increased sales of our online backup subscription business (lower margin). However, contribution increased in dollar terms due to our significant year over year revenue gains.

Liquidity and Capital Resources

        The following is a summary of our cash balances as of, and cash flows for the six months ended, June 30, 2007 and 2008 (in thousands):

	2007	2008
Cash flows provided by operating activities	$206,763	$189,633
Cash flows used in investing activities	(431,320)	(228,770)
Cash flows provided by financing activities	271,294	117,989
Cash and cash equivalents at the end of period	94,964	203,197

        Net cash provided by operating activities was $189.6 million for the six months ended June 30, 2008, compared to $206.8 million for the six months ended June 30, 2007. The decrease resulted primarily from an increase in working capital, which represents the net change in operating assets and liabilities, exclusive of acquisitions, which was driven primarily by an increase in accounts receivable and a decrease in accounts payable and a decrease in net income, including $12.3 million of business interruption insurance income related to the fire in one of our London, England facilities recognized in 2007 that did not repeat in 2008, offset by an increase in non-cash items, such as depreciation and amortization.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the six months ended June 30, 2008 amounted to $174.1 million and $6.6 million, respectively. For the six months ended June 30, 2008, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities, borrowings under our revolving credit facilities and cash equivalents on-hand. Excluding acquisitions, we expect our capital expenditures to be between $440 million and $480 million in the year ending December 31, 2008. Included in our estimated capital expenditures for 2008 is $40 million to $50 million of opportunity-driven real estate purchases.

        Net cash provided by financing activities was $118.0 million for the six months ended June 30, 2008. During the six months ended June 30, 2008, we had gross borrowings under our revolving credit and term loan facilities and other debt of $562.7 million, $295.5 million of proceeds from the sale of senior subordinated notes, $9.9 million of proceeds from the exercise of stock options and the employee stock purchase plan and $4.1 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay revolving credit and term loan facilities and other debt ($753.9 million) and to fund acquisitions and capital expenditures.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2008 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$210,870
Term Loan Facility(1)	406,450
8 1/4% Senior Subordinated Notes due 2011(2)	71,881
8 5/8% Senior Subordinated Notes due 2013(2)	447,971
7 1/4% GBP Senior Subordinated Notes due 2014(2)	299,310
7 3/4% Senior Subordinated Notes due 2015(2)	437,225
6 5/8% Senior Subordinated Notes due 2016(2)	316,294
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	173,250
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,706
6 3/4% Euro Senior Subordinated Notes due 2018(2)	400,140
8% Senior Subordinated Notes due 2020(2)	300,000
Real Estate Mortgages, Seller Notes and Other	104,692

Total Long-term Debt	3,417,789
Less Current Portion	(98,839)

Long-term Debt, Net of Current Portion	$3,318,950

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

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.4 as of December 31, 2007 and June 30, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 as of both December 31, 2007 and June 30, 2008, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In June 2008, we completed an underwritten public offering of $300 million in aggregate principal amount of our 8% Senior Subordinated Notes due 2020, which were issued at par. Our net proceeds of $295.5 million, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $71.9 million of aggregate principal amount of our outstanding 8 1/4% Senior Subordinated Notes (the "8 1/4% notes") plus accrued and unpaid interest, all of which were called for redemption in June 2008 and paid off in July 2008, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including possible future acquisitions and investments. We recorded a charge to other expense (income), net of $0.3 million in the second quarter of 2008 related to the early extinguishment of the 8 1/4% notes, which consists of deferred financing costs and original issue discounts related to the 8 1/4% notes.

        As of June 30, 2008, we had $210.9 million of outstanding borrowings under the new revolving credit facility, all of which was denominated in Canadian dollars (CAD 213.0 million); we also had various outstanding letters of credit totaling $37.0 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization, other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on June 30, 2008, was $542.2 million. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.3% and 4.2%, respectively, as of June 30, 2008.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of June 30, 2008.

        In the second quarter of 2008, we acquired a business in North America that provides Hard Copy, Shredding and Data Protection services, and the remaining 29% minority interest in our Brazilian business, and established operations in Switzerland through a minority-owned joint venture, for total cash consideration of approximately $42 million. We funded these acquisitions with cash and cash equivalents on-hand, borrowings under the New Credit Agreement and the issuance of senior subordinated notes.

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

Net Operating Loss Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2022 of $63.3 million at June 30, 2008 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $24.7 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 98%.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2008 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended June 30, 2008. The following table sets forth our common stock repurchased for the three months ended June 30, 2008:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
May 1, 2008-May 31, 2008	8,514	$29.61	—	—

Total	8,514	$29.61	—	—

(1)
Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 4.    Submission of Matters to a Vote of Security-Holders

        The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on June 5, 2008.

(a)
Election of directors to serve until the Year 2009 Annual Meeting of Stockholders, or until their successors are elected and qualified

	Total Votes For Each Director	Total Votes Withheld From Each Director
Clarke H. Bailey	177,843,771	8,108,398
Constantin R. Boden	184,701,739	1,250,430
Robert T. Brennan	184,750,432	1,201,737
Kent P. Dauten	177,190,183	8,761,986
Michael Lamach	177,845,354	8,106,815
Arthur D. Little	184,721,379	1,230,790
C. Richard Reese	184,717,924	1,234,245
Vincent J. Ryan	184,763,493	1,188,676
Laurie A. Tucker	185,486,617	465,552

(b)
Approval of an amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan to increase the number of shares of Common Stock authorized for issuance thereunder by 7,500,000 from 12,528,815 to 20,028,815 and extend the termination date thereunder from March 31, 2012 to March 31, 2018

For	Against	Abstain	Broker Non-votes
157,549,138	13,062,639	189,776	15,150,616
(c)
Approval of an amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program to modify the definition of participant, increase the maximum compensation payable thereunder and modify and re-approve the payment criteria thereunder

For	Against	Abstain	Broker Non-votes
168,642,627	1,947,018	211,908	15,150,616
(d)
Approval of an amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program to modify and re-approve the payment criteria thereunder

For	Against	Abstain	Broker Non-votes
168,041,977	2,534,164	225,413	15,150,615
(e)
Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ending December 31, 2008

For	Against	Abstain
185,788,235	137,090	26,844

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
4.1	Seventh Supplemental Indenture, dated as of June 5, 2008, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated June 11, 2008)
10.1	Amendment to the 2002 Stock Incentive Plan (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated June 11, 2008)
10.2	Amendment to the 2006 Senior Executive Incentive Program (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated June 11, 2008)
10.3	Amendment to the 2003 Senior Executive Incentive Program (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated June 11, 2008)
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 7, 2008 (DATE)	BY:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial Officer)

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
  Item 4. Controls and Procedures
  Item 1A. Risk Factors
  Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
  Item 4. Submission of Matters to a Vote of Security-Holders
  Item 6. Exhibits
SIGNATURES