Form 10-Q
period 2008-09-30
IRON MOUNTAIN INC
filed 2008-11-06
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

         Number of shares of the registrant's Common Stock at November 3, 2008: 201,672,065

IRON MOUNTAIN INCORPORATED

Index

Part I.    Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2007	September 30, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$125,607	$318,244
Accounts receivable (less allowances of $19,246 and $18,685, respectively)	564,049	610,472
Deferred income taxes	41,465	58,029
Prepaid expenses and other	91,275	95,555

Total Current Assets	822,396	1,082,300
Property, Plant and Equipment:
Property, plant and equipment	3,522,525	3,747,368
Less—Accumulated depreciation	(1,186,564)	(1,356,255)

Net Property, Plant and Equipment	2,335,961	2,391,113
Other Assets, net:
Goodwill	2,574,292	2,581,278
Customer relationships and acquisition costs	480,403	479,579
Deferred financing costs	34,030	35,150
Other	60,839	68,274

Total Other Assets, net	3,149,564	3,164,281

Total Assets	$6,307,921	$6,637,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$33,440	$22,367
Accounts payable	208,672	139,117
Accrued expenses	329,221	423,486
Deferred revenue	194,344	196,615

Total Current Liabilities	765,677	781,585
Long-term Debt, net of current portion	3,232,848	3,393,367
Other Long-term Liabilities	89,990	97,940
Deferred Rent	63,636	69,934
Deferred Income Taxes	351,226	394,026
Commitments and Contingencies (see Note 9)
Minority Interests	9,089	3,376
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,693,217 shares and 201,612,946 shares, respectively)	2,007	2,016
Additional paid-in capital	1,209,512	1,240,618
Retained earnings	509,875	590,557
Accumulated other comprehensive items, net	74,061	64,275

Total Stockholders' Equity	1,795,455	1,897,466

Total Liabilities and Stockholders' Equity	$6,307,921	$6,637,694

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2007	2008
Revenues:
Storage	$383,390	$421,673
Service and storage material sales	318,443	362,665

Total Revenues	701,833	784,338
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	322,598	352,251
Selling, general and administrative	192,274	218,958
Depreciation and amortization	63,207	74,856
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(5,033)	1,928

Total Operating Expenses	573,046	647,993
Operating Income	128,787	136,345
Interest Expense, Net	57,556	59,423
Other Expense, Net	8,504	15,660

Income Before Provision for Income Taxes and Minority Interest	62,727	61,262
Provision for Income Taxes	10,647	50,010
Minority Interests in Earnings (Losses) of Subsidiaries, Net	746	(62)

Net Income	$51,334	$11,314

Net Income per Share—Basic	$0.26	$0.06

Net Income per Share—Diluted	$0.25	$0.06

Weighted Average Common Shares Outstanding—Basic	200,203	201,575

Weighted Average Common Shares Outstanding—Diluted	202,111	203,518

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Revenues:
Storage	$1,104,234	$1,242,185
Service and storage material sales	898,800	1,060,394

Total Revenues	2,003,034	2,302,579
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	925,566	1,046,973
Selling, general and administrative	561,624	667,118
Depreciation and amortization	180,669	217,293
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(4,639)	4,634

Total Operating Expenses	1,663,220	1,936,018
Operating Income	339,814	366,561
Interest Expense, Net	169,113	179,199
Other (Income) Expense, Net	(2,454)	13,157

Income Before Provision for Income Taxes and Minority Interest	173,155	174,205
Provision for Income Taxes	46,754	93,141
Minority Interests in Earnings of Subsidiaries, Net	1,308	382

Net Income	$125,093	$80,682

Net Income per Share—Basic	$0.63	$0.40

Net Income per Share—Diluted	$0.62	$0.40

Weighted Average Common Shares Outstanding—Basic	199,742	201,100

Weighted Average Common Shares Outstanding—Diluted	201,757	203,325

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2007	2008
Cash Flows from Operating Activities:
Net income	$125,093	$80,682
Adjustments to reconcile net income to cash flows from operating activities:
Minority interests in earnings of subsidiaries, net	1,308	382
Depreciation	161,870	190,368
Amortization (includes deferred financing costs and bond discount of $4,130 and $3,753, respectively)	22,929	30,678
Stock-based compensation expense	9,751	14,515
Provision for deferred income taxes	27,696	36,623
Loss on early extinguishment of debt	5,743	345
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(4,639)	4,634
Loss on foreign currency and other, net	6,737	14,063
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(47,524)	(50,283)
Prepaid expenses and other current assets	7,767	2,404
Accounts payable	(6,141)	(30,770)
Accrued expenses, deferred revenue and other current liabilities	11,958	50,880
Other assets and long-term liabilities	5,332	5,889

Cash Flows from Operating Activities	327,880	350,410
Cash Flows from Investing Activities:
Capital expenditures	(265,646)	(273,734)
Cash paid for acquisitions, net of cash acquired	(339,815)	(56,154)
Additions to customer relationship and acquisition costs	(11,778)	(10,315)
Investment in joint ventures	—	(1,709)
Proceeds from sales of property and equipment and other, net	14,634	(398)

Cash Flows from Investing Activities	(602,605)	(342,310)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,587,260)	(775,118)
Proceeds from revolving credit and term loan facilities and other debt	1,453,620	720,774
Early retirement of senior subordinated notes	—	(71,881)
Net proceeds from sales of senior subordinated notes	435,818	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(505)	339
Proceeds from exercise of stock options and employee stock purchase plan	15,091	12,001
Excess tax benefits from stock-based compensation	4,995	4,476
Payment of debt financing costs	(5,722)	(957)

Cash Flows from Financing Activities	316,037	185,134
Effect of Exchange Rates on Cash and Cash Equivalents	4,070	(597)

Increase in Cash and Cash Equivalents	45,382	192,637
Cash and Cash Equivalents, Beginning of Period	45,369	125,607

Cash and Cash Equivalents, End of Period	$90,751	$318,244

Supplemental Data:
Cash Paid for Interest	$159,166	$175,580

Cash Paid for Income Taxes	$18,989	$35,855

Non-Cash Investing Activities:
Capital Leases	$—	$28,751

Capital Expenditures	$22,252	$22,633

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

  b.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net loss of $9,379 and $5,385 for the three and nine months ended September 30, 2007, respectively. We recorded a net loss of $15,963 and $13,325 for the three and nine months ended September 30, 2008, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2007 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of September 30, 2008, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2007 were as follows: North America (excluding Fulfillment), Fulfillment, U.K., Continental Europe, Worldwide Digital Business (excluding Iron Mountain Intellectual Property Management, Inc. ("IPM")), IPM, South America, Mexico and Asia Pacific.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2008 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2007	$1,717,700	$597,195	$259,397	$2,574,292
Deductible Goodwill acquired during the period	11,284	—	—	11,284
Nondeductible Goodwill acquired during the period	—	6,147	—	6,147
Fair value and other adjustments, net of tax(1)	(1,052)	2,412	(1,845)	(485)
Currency effects	(12,253)	2,293	—	(9,960)

Balance as of September 30, 2008	$1,715,679	$608,047	$257,552	$2,581,278

(1)
Fair value and other adjustments primarily includes $2,098 of cash paid related to prior year's acquisitions, adjustments to record deferred tax assets of approximately $(5,923), purchase reserves of approximately $7,151 and finalization of deferred revenue, customer relationship and property, plant and equipment (primarily racking) allocations from preliminary estimates previously recorded of approximately $(3,811).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at September 30, 2008 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$578,685	$(99,106)	$479,579
Core Technology(1)	50,367	(15,276)	35,091
Non-Compete Agreements(1)	1,666	(1,276)	390
Deferred Financing Costs	53,656	(18,506)	35,150

Total	$684,374	$(134,164)	$550,210

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

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and nine months ended September 30, 2007 was $3,945 ($2,843 after tax, or $0.01 per basic and diluted share) and $9,751 ($7,306 after tax, or $0.04 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2008 was $4,680 ($3,704 after tax, or $0.02 per basic and diluted share) and $14,515 ($11,461 after tax, or $0.06 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $4,995 and $4,476 for the nine months ended September 30, 2007 and 2008, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

employment is terminated. As of September 30, 2008, 10-year vesting options represent 11.5% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

        The weighted average fair value of options granted for the nine months ended September 30, 2007 and 2008 was $10.29 and $10.07 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2008
Expected volatility	25.8%	26.0%
Risk-free interest rate	4.51%	3.23%
Expected dividend yield	None	None
Expected life of the option	7.6 years	6.7 years

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

        A summary of option activity for the nine months ended September 30, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	11,996,635	$21.01
Granted	1,998,452	29.10
Exercised	(764,615)	10.22
Forfeited	(816,627)	26.77
Expired	(70,059)	23.15

Outstanding at September 30, 2008	12,343,786	$22.64	7.5	$48,010

Options exercisable at September 30, 2008	5,097,714	$16.55	6.1	$41,696

        The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2007 was approximately $4,253 and $16,926, respectively. The aggregate intrinsic value of stock options exercised during the three and nine months ended September 30, 2008 was approximately $2,233 and $14,979, respectively. The aggregate fair value of stock options vested during the three and nine months ended September 30, 2007 was approximately $1,630 and $6,860, respectively. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

aggregate fair value of stock options vested during the three and nine months ended September 30, 2008 was approximately $2,877 and $15,193, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the nine months ended September 30, 2007 and 2008 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

        A summary of restricted stock activity for the nine months ended September 30, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2007	29,870	$21.69
Granted	—	—
Vested	(26,933)	20.63
Forfeited	(642)	28.16

Non-vested at September 30, 2008	2,295	$32.29

        The total fair value of shares vested for the three and nine months ended September 30, 2007 was $0 and $845, respectively. The total fair value of shares vested for the three and nine months ended September 30, 2008 was $156 and $813, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we recognize no compensation cost for this plan. The ESPP was amended and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the nine months ended September 30, 2007 and 2008, there were 170,655 shares and 157,514 shares, respectively, purchased under the ESPP. The number of shares available for purchase at September 30, 2008 was 1,218,018.

        As of September 30, 2008, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $66,181 and is expected to be recognized over a weighted-average period of 4.4 years.

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

        The following table presents the calculation of basic and diluted net income per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Net income	$51,334	$11,314	$125,093	$80,682

Weighted-average shares—basic	200,203,000	201,575,000	199,742,000	201,100,000
Effect of dilutive potential stock options	1,895,330	1,942,452	1,999,795	2,216,926
Effect of dilutive potential restricted stock	12,410	406	14,783	8,252

Weighted-average shares—diluted	202,110,740	203,517,858	201,756,578	203,325,178

Net income per share—basic	$0.26	$0.06	$0.63	$0.40

Net income per share—diluted	$0.25	$0.06	$0.62	$0.40

Antidilutive stock options, excluded from the calculation	1,423,936	6,714,643	2,581,420	2,845,926
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

  h.
  Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2007 were 17.0% and 27.0%, respectively. Our effective tax rates for the three and nine months ended September 30, 2008 were 81.6% and 53.5%, respectively. The increase in the effective tax rates is primarily due to significant unrealized foreign exchange gains and losses in different jurisdictions with different tax rates. For the quarter and year-to-date periods in 2008, unrealized foreign currency gains were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while unrealized foreign currency losses were recorded in lower tax jurisdictions associated with the marking to market of intercompany loan positions. Meanwhile, for the quarter and year-to-date periods in 2007 the opposite occurred, unrealized foreign currency losses were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while unrealized foreign currency gains were recorded in lower tax jurisdictions associated with marking to market intercompany loan positions. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $112 and $1,425 for gross interest and penalties for the three and nine months ended September 30, 2007, respectively. We recorded $823 and $2,448 for gross interest and penalties for the three and nine months ended September 30, 2008, respectively.

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

        Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value Measurements at September 30, 2008 Using
Description	Total Carrying Value at September 30, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Money Market Funds(1)	$212,953	$212,953	$—	$—
Time Deposits	21,128	—	21,128	—
Available for Sale Securities(1)	7,455	7,455	—	—
Derivative Assets(2)	11,567	—	11,567	—

(1)
Money market funds and available for sale securities are measured at fair value using quoted market prices.

(2)
Our derivative assets primarily relate to short-term (three months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements and results of operations.

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

(3) Comprehensive Income

        SFAS No. 130, "Reporting Comprehensive Income," requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains (losses) on hedging transactions, securities and foreign currency translation adjustments. Our total comprehensive income is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Comprehensive Income:
Net Income	$51,334	$11,314	$125,093	$80,682
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	7,431	(21,036)	26,726	(9,018)
Market Value Adjustments for Hedging Contracts, Net of Tax	—	—	170	—
Market Value Adjustments for Securities, Net of Tax	(347)	(195)	(72)	(768)

Comprehensive Income (Loss)	$58,418	$(9,917)	$151,917	$70,896

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

        In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling and was designated as a cash flow hedge. This swap agreement hedged interest rate risk on IME's British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date and was terminated in the second quarter of 2007. For the nine months ended September 30, 2007, we recorded additional interest income of $799 resulting from interest rate swap cash settlements and changes in fair value.

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

        Throughout 2007, we entered into a number of forward contracts to hedge our exposures in Euros, British pounds sterling and Canadian dollars. All such forwards were not renewed, except for forwards to hedge our exposures in British pounds sterling which were first issued beginning in the fourth quarter of 2007. During 2008, we entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of September 30, 2008, we had an outstanding forward contract to purchase 144,977 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME, and we entered into a forward contract to purchase 5,438 British pounds sterling and sell 9,842

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Derivative Instruments and Hedging Activities (Continued)

U.S. dollars to hedge our interest payment exposures associated with our 7 1/4% GBP Senior Subordinated Notes. These forward contracts settle on a monthly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $323 and $8,045 for the three and nine months ended September 30, 2007, respectively. We recorded a realized loss in connection with these forward contracts of $680 and $121 for the three and nine months ended September 30, 2008, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For the nine months ended September 30, 2007 and 2008, we recorded an unrealized foreign exchange loss of $2,363 and an unrealized foreign exchange gain of $11,567, respectively, in other (income) expense, net in the accompanying statement of operations.

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $1,785 ($1,142, net of tax) for the three and nine months ended September 30, 2007 related to the marking to market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange gains of $24,561 ($15,380, net of tax) and foreign exchange gains of $5,711 ($3,316, net of tax) related to the marking to market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the three and nine months ended September 30, 2008, respectively.

(5) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various 2008 acquisitions was primarily provided through borrowings under our credit facilities, issuance of senior subordinated notes and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended September 30, 2008 are not presented due to the insignificant impact of the 2008 acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Acquisitions (Continued)

        A summary of the consideration paid for acquisitions in 2008 and the allocation of the purchase price is as follows:

Cash Paid (gross of cash acquired)(1)	$54,286
Fair Value of Identifiable Net Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	2,928
Property, Plant and Equipment	4,476
Customer Relationship Assets(2)	24,989
Core Technology	2,368
Other Assets	997
Liabilities Assumed(3)	(3,392)
Minority Interest(4)	4,489

Total Fair Value of Identifiable Net Assets Acquired	36,855

Recorded Goodwill	$17,431

    (1)
    Included in cash paid for acquisitions in the consolidated statements of cash flows for the nine months ended September 30, 2008 is additional purchase price consideration of $2,087 for acquisitions completed in prior years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Acquisitions (Continued)

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at September 30, 2008 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2007	Nine Months Ended September 30, 2008
Reserves, Beginning Balance	$5,553	$3,602
Reserves Established	2,246	8,079
Expenditures	(3,991)	(2,012)
Adjustments to Goodwill, including currency effect(1)	(206)	(857)

Reserves, Ending Balance	$3,602	$8,812

    (1)
    Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At September 30, 2008, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($7,603), severance costs ($102), and other exit costs ($1,107). These accruals are expected to be used prior to September 30, 2009, except for lease losses of $6,606, severance costs of $69, and other exit costs of $99, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2007		September 30, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
New Revolving Credit Facility(1)	$394,156	$394,156	$348,111	$348,111
New Term Loan Facility(1)	408,500	408,500	405,425	405,425
8 1/4% Senior Subordinated Notes due 2011(2)(3)	71,809	71,790	—	—
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,981	453,844	447,965	441,156
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	299,595	281,619	272,625	237,184
7 3/4% Senior Subordinated Notes due 2015(2)(3)	437,680	437,366	436,997	426,942
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,047	302,534	316,418	300,800
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	178,395	172,151	168,630	156,826
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	210,750	200,000	203,000
8% Senior Subordinated Notes due 2018(2)(3)	49,692	50,000	49,713	48,313
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	372,719	353,054	365,783	320,551
8% Senior Subordinated Notes due 2020(2)(3)	—	—	300,000	288,000
Real Estate Mortgages(5)	7,381	7,381	6,780	6,780
Seller Notes(5)	8,329	8,329	3,462	3,462
Other(5)	74,004	74,004	93,825	93,825

Total Long-term Debt	3,266,288		3,415,734
Less Current Portion	(33,440)		(22,367)

Long-term Debt, Net of Current Portion	$3,232,848		$3,393,367

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2007 and September 30, 2008).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2007 and September 30, 2008, respectively.

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

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750,000 and the IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900,000 to $1,200,000. The New Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410,000 term loan facility (the "new term loan facility"). In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790,000 to an aggregate amount of $765,000 due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a diversified group of 25 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,743 in the first nine months of 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of September 30, 2008, we had $348,111 of outstanding borrowings under the new revolving credit facility, of which $73,646 was denominated in U.S. dollars and the remaining balance was denominated in CAD 284,833; we also had various outstanding letters of credit totaling $36,411. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on September 30, 2008, was $380,478. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.5% and 4.3%, respectively, as of September 30, 2008. For the three and nine months ended September 30, 2007, we recorded commitment fees of $234 and $1,020, respectively, and for the three and nine months ended

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Long-term Debt (Continued)

September 30, 2008, we recorded commitment fees of $521 and $1,164, respectively, based on the unused balances under our revolving credit facilities.

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

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.1 as of December 31, 2007 and September 30, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 4.8 as of December 31, 2007 and September 30, 2008, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of September 30, 2008.

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2007 and September 30, 2008 and for the three and nine months ended September 30, 2007 and 2008.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$247,125	$53	$71,066	$—	$318,244
Accounts Receivable	—	391,174	34,191	185,107	—	610,472
Intercompany Receivable	977,711	—	115,885	—	(1,093,596)	—
Other Current Assets	11,668	98,623	6,987	36,306	—	153,584

Total Current Assets	989,379	736,922	157,116	292,479	(1,093,596)	1,082,300
Property, Plant and Equipment, Net	—	1,513,378	180,757	696,978	—	2,391,113
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,147,979	1,000	—	—	(2,148,979)	—
Investment in Subsidiaries	1,669,188	1,388,840	—	—	(3,058,028)	—
Goodwill	—	1,758,863	193,949	628,466	—	2,581,278
Other	31,881	330,169	13,831	207,583	(461)	583,003

Total Other Assets, Net	3,849,048	3,478,872	207,780	836,049	(5,207,468)	3,164,281

Total Assets	$4,838,427	$5,729,172	$545,653	$1,825,506	$(6,301,064)	$6,637,694

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$1,041,548	$—	$52,048	$(1,093,596)	$—
Current Portion of Long-term Debt	4,761	4,121	—	13,485	—	22,367
Total Other Current Liabilities	66,875	442,100	29,841	220,402	—	759,218
Long-term Debt, Net of Current Portion	2,864,472	13,276	450,141	65,478	—	3,393,367
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,147,979	—	—	(2,148,979)	—
Other Long-term Liabilities	3,853	442,494	23,055	92,959	(461)	561,900
Commitments and Contingencies
Minority Interests	—	—	—	3,376	—	3,376
Stockholders' Equity	1,897,466	1,637,654	42,616	1,377,758	(3,058,028)	1,897,466

Total Liabilities and Stockholders' Equity	$4,838,427	$5,729,172	$545,653	$1,825,506	$(6,301,064)	$6,637,694

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$274,305	$21,823	$87,262	$—	$383,390
Service and Storage Material Sales	—	200,235	22,579	95,629	—	318,443

Total Revenues	—	474,540	44,402	182,891	—	701,833
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	210,486	19,291	92,821	—	322,598
Selling, General and Administrative	15	137,024	7,670	47,565	—	192,274
Depreciation and Amortization	39	42,751	3,075	17,342	—	63,207
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	541	95	(5,669)	—	(5,033)

Total Operating Expenses	54	390,802	30,131	152,059	—	573,046

Operating (Loss) Income	(54)	83,738	14,271	30,832	—	128,787
Interest Expense (Income), Net	50,097	(6,177)	7,158	6,478	—	57,556
Other Expense (Income), Net	27,614	3,009	1,530	(22,121)	(1,528)	8,504

(Loss) Income Before Provision for Income Taxes and Minority Interest	(77,765)	86,906	5,583	46,475	1,528	62,727
Provision for Income Taxes	—	6,153	2,703	1,791	—	10,647
Equity in the Earnings of Subsidiaries, Net of Tax	(129,099)	(52,701)	—	—	181,800	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	—	746	—	746

Net Income	$51,334	$133,454	$2,880	$43,938	$(180,272)	$51,334

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$298,312	$23,771	$99,590	$—	$421,673
Service and Storage Material Sales	—	234,446	24,499	103,720	—	362,665

Total Revenues	—	532,758	48,270	203,310	—	784,338
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	221,161	20,538	110,552	—	352,251
Selling, General and Administrative	24	152,033	8,512	58,389	—	218,958
Depreciation and Amortization	41	49,805	3,542	21,468	—	74,856
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,881	(5)	52	—	1,928

Total Operating Expenses	65	424,880	32,587	190,461	—	647,993

Operating (Loss) Income	(65)	107,878	15,683	12,849	—	136,345
Interest Expense (Income), Net	52,691	(2,442)	7,049	2,125	—	59,423
Other (Income) Expense, Net	(49,912)	(460)	(351)	66,383	—	15,660

(Loss) Income Before Provision for Income Taxes and Minority Interest	(2,844)	110,780	8,985	(55,659)	—	61,262
Provision (Benefit) for Income Taxes	—	47,106	3,009	(105)	—	50,010
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(14,158)	50,451	—	—	(36,293)	—
Minority Interests in Losses of Subsidiaries, Net	—	—	—	(62)	—	(62)

Net Income (Loss)	$11,314	$13,223	$5,976	$(55,492)	$36,293	$11,314

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$794,221	$60,583	$249,430	$—	$1,104,234
Service and Storage Material Sales	—	581,562	63,978	253,260	—	898,800

Total Revenues	—	1,375,783	124,561	502,690	—	2,003,034
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	610,182	56,986	258,398	—	925,566
Selling, General and Administrative	15	403,882	21,864	135,863	—	561,624
Depreciation and Amortization	101	122,447	8,436	49,685	—	180,669
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	734	121	(5,494)	—	(4,639)

Total Operating Expenses	116	1,137,245	87,407	438,452	—	1,663,220

Operating (Loss) Income	(116)	238,538	37,154	64,238	—	339,814
Interest Expense (Income), Net	143,721	(7,379)	16,484	16,287	—	169,113
Other Expense (Income), Net	49,170	(6,051)	(5,089)	(46,427)	5,943	(2,454)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(193,007)	251,968	25,759	94,378	(5,943)	173,155
Provision for Income Taxes	—	32,611	7,773	6,370	—	46,754
Equity in the Earnings of Subsidiaries, Net of Tax	(318,100)	(101,313)	—	—	419,413	—
Minority Interests in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	1,656	—	1,308

Net Income	$125,093	$320,670	$18,334	$86,352	$(425,356)	$125,093

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$877,409	$71,384	$293,392	$—	$1,242,185
Service and Storage Material Sales	—	675,496	76,883	308,015	—	1,060,394

Total Revenues	—	1,552,905	148,267	601,407	—	2,302,579
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	668,940	65,430	312,603	—	1,046,973
Selling, General and Administrative	87	471,307	27,366	168,358	—	667,118
Depreciation and Amortization	117	146,201	10,692	60,283	—	217,293
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	4,642	3	(11)	—	4,634

Total Operating Expenses	204	1,291,090	103,491	541,233	—	1,936,018

Operating (Loss) Income	(204)	261,815	44,776	60,174	—	366,561
Interest Expense (Income), Net	157,509	(4,610)	22,926	3,374	—	179,199
Other Expense (Income), Net	(39,106)	(2,115)	(351)	54,729	—	13,157

(Loss) Income Before Provision for Income Taxes and Minority Interest	(118,607)	268,540	22,201	2,071	—	174,205
Provision for Income Taxes	—	78,286	7,481	7,374	—	93,141
Equity in the Earnings of Subsidiaries, Net of Tax	(199,289)	(5,749)	—	—	205,038	—
Minority Interests in Earnings of Subsidiaries, Net	—	—	—	382	—	382

Net Income (Loss)	$80,682	$196,003	$14,720	$(5,685)	$(205,038)	$80,682

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(131,078)	$341,286	$22,230	$98,415	$(2,973)	$327,880
Cash Flows from Investing Activities:
Capital expenditures	—	(182,426)	(9,408)	(73,812)	—	(265,646)
Cash paid for acquisitions, net of cash acquired	—	(285,158)	(2,306)	(52,351)	—	(339,815)
Intercompany loans to subsidiaries	(237,933)	(119,890)	—	—	357,823	—
Investment in subsidiaries	(5,619)	(5,619)	—	—	11,238	—
Additions to customer relationship and acquisition costs	—	(5,236)	(813)	(5,729)	—	(11,778)
Proceeds from sales of property and equipment and other, net	—	(201)	38	14,797	—	14,634

Cash Flows from Investing Activities	(243,552)	(598,530)	(12,489)	(117,095)	369,061	(602,605)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(823,102)	(5,041)	(431,605)	(327,512)	—	(1,587,260)
Proceeds from revolving credit and term loan facilities and other debt	892,250	10	514,386	46,974	—	1,453,620
Net proceeds from sale of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(505)	—	(505)
Intercompany loans from (to) parent	—	240,302	(234,745)	352,266	(357,823)	—
Equity contribution from parent	—	5,619	—	5,619	(11,238)	—
Proceeds from exercise of stock options and employee stock purchase plan	15,091	—	—	—	—	15,091
Excess tax benefit from stock-based compensation	4,995	—	—	—	—	4,995
Payment of debt financing	(3,662)	—	(2,060)	—	—	(5,722)

Cash Flows from Financing Activities	374,630	240,890	(7,264)	76,842	(369,061)	316,037
Effect of exchange rates on cash and cash equivalents	—	—	(369)	4,439	—	4,070

(Decrease) Increase in cash and cash equivalents	—	(16,354)	2,108	62,601	(2,973)	45,382
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$—	$2,870	$90,854	$(2,973)	$90,751

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(138,217)	$388,528	$16,479	$83,620	$—	$350,410
Cash Flows from Investing Activities:
Capital expenditures	—	(175,052)	(9,793)	(88,889)	—	(273,734)
Cash paid for acquisitions, net of cash acquired	—	(35,316)	—	(20,838)	—	(56,154)
Intercompany loans (to) from subsidiaries	(9,321)	50,052	—	—	(40,731)	—
Investment in subsidiaries	(12,544)	(12,544)	—	—	25,088	—
Additions to customer relationship and acquisition costs	—	(6,672)	(275)	(3,368)	—	(10,315)
Investment in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	683	22	(1,103)	—	(398)

Cash Flows from Investing Activities	(21,865)	(178,849)	(10,046)	(115,907)	(15,643)	(342,310)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(704,353)	(11,544)	(44,577)	(14,644)	—	(775,118)
Proceeds from revolving credit and term loan facilities and other debt	625,296	113	86,212	9,153	—	720,774
Early retirement of senior subordinated notes	(71,881)	—	—	—	—	(71,881)
Net proceeds from sales of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	339	—	339
Intercompany loans from (to) parent	—	8,378	(65,110)	16,001	40,731	—
Equity contribution from parent	—	12,544	—	12,544	(25,088)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,001	—	—	—	—	12,001
Excess tax benefits from stock-based compensation	4,476	—	—	—	—	4,476
Payment of debt financing costs	(957)	—	—	—	—	(957)

Cash Flows from Financing Activities	160,082	9,491	(23,475)	23,393	15,643	185,134
Effect of exchange rates on cash and cash equivalents	—	—	1,566	(2,163)	—	(597)

Increase (Decrease) in cash and cash equivalents	—	219,170	(15,476)	(11,057)	—	192,637
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$247,125	$53	$71,066	$—	$318,244

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Three Months Ended September 30, 2007
Total Revenues	$481,400	$179,230	$41,203	$701,833
Depreciation and Amortization	39,086	17,061	7,060	63,207
Contribution	140,459	40,326	6,176	186,961
Expenditures for Segment Assets(1)	113,787	59,756	4,269	177,812
Three Months Ended September 30, 2008
Total Revenues	526,548	198,730	59,060	784,338
Depreciation and Amortization	45,518	21,162	8,176	74,856
Contribution	167,175	32,764	13,190	213,129
Expenditures for Segment Assets(1)	60,965	44,912	7,239	113,116
Nine Months Ended September 30, 2007
Total Revenues	1,392,648	492,346	118,040	2,003,034
Depreciation and Amortization	111,603	48,884	20,182	180,669
Contribution	398,094	101,067	16,683	515,844
Total Assets	4,180,221	1,492,364	230,598	5,903,183
Expenditures for Segment Assets(1)	470,830	133,173	13,236	617,239
Nine Months Ended September 30, 2008
Total Revenues	1,548,128	588,328	166,123	2,302,579
Depreciation and Amortization	133,696	59,361	24,236	217,293
Contribution	448,831	114,470	25,187	588,488
Total Assets	4,447,494	1,745,852	444,348	6,637,694
Expenditures for Segment Assets(1)	197,876	120,272	22,055	340,203

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

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Contribution	$186,961	$213,129	$515,844	$588,488
Less: Depreciation and Amortization	63,207	74,856	180,669	217,293
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(5,033)	1,928	(4,639)	4,634
Interest Expense, Net	57,556	59,423	169,113	179,199
Other Expense (Income), Net	8,504	15,660	(2,454)	13,157

Income before Provision for Income Taxes and Minority Interest	$62,727	$61,262	$173,155	$174,205

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

c.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier and some of them have been settled for nominal amounts. However, many of these claims, including larger

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Commitments and Contingencies (Continued)

ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pounds sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served and the preliminary issue of the enforceability of the limitations of liability in our contract is tentatively scheduled for trial in June 2009.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. We recorded approximately $12,917 to other (income) expense, net in the first nine months of 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. We utilize cash received from our insurance carriers to fund capital expenditures and for general working capital needs. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received and amounted to $15,783 for the nine months ended September 30, 2007. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2008 should be read in conjunction with our consolidated financial statements and notes thereto for the three and nine months ended September 30, 2008, included herein, and for the year ended December 31, 2007, included in our Annual Report on Form 10-K for the year ended December 31, 2007.

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
OIBDA	$191,994	$211,201	$520,483	$583,854
Less: Depreciation and Amortization	63,207	74,856	180,669	217,293

Operating Income	128,787	136,345	339,814	366,561
Less: Interest Expense, Net	57,556	59,423	169,113	179,199
Other Expense (Income), Net	8,504	15,660	(2,454)	13,157
Provision for Income Taxes	10,647	50,010	46,754	93,141
Minority Interest	746	(62)	1,308	382

Net Income	$51,334	$11,314	$125,093	$80,682

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is 60 days following the SEC's approval of the Public Company Accounting Oversight Board's related amendments to remove the GAAP hierarchy from auditing standards, where it has resided for some time. We do not expect the adoption of SFAS No. 162 to have a material impact on our financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2008 within each section. Trends and changes that are consistent within the three and nine month periods are not repeated and are discussed on a year-to-date basis.

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2008 to Three and Nine Months Ended September 30, 2007 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$701,833	$784,338	$82,505	11.8%
Operating Expenses	573,046	647,993	74,947	13.1%

Operating Income	128,787	136,345	7,558	5.9%
Other Expenses, Net	77,453	125,031	47,578	61.4%

Net Income	$51,334	$11,314	$(40,020)	(78.0)%

OIBDA(1)	$191,994	$211,201	$19,207	10.0%

OIBDA Margin(1)	27.4%	26.9%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$2,003,034	$2,302,579	$299,545	15.0%
Operating Expenses	1,663,220	1,936,018	272,798	16.4%

Operating Income	339,814	366,561	26,747	7.9%
Other Expenses, Net	214,721	285,879	71,158	33.1%

Net Income	$125,093	$80,682	$(44,411)	(35.5)%

OIBDA(1)	$520,483	$583,854	$63,371	12.2%

OIBDA Margin(1)	26.0%	25.4%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $38.3 million, or 10.0%, to $421.7 million and $138.0 million, or 12.5%, to $1.2 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase is primarily attributable to internal revenue growth (8% in both periods), supported by strength across all of our segments. Acquisitions (1% and 3%, respectively) and foreign currency exchange rate fluctuations (1% and 2%, respectively) also added to total growth.

        Consolidated service and storage material sales revenues increased $44.2 million, or 13.9%, to $362.7 million and $161.6 million, or 18.0%, to $1.1 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. The increase is attributable to internal revenue growth (9% in both periods), supported by strong growth in data protection and secure shredding revenues, increased recycled paper revenues driven by higher volumes and a year over year increase in the average price of recycled paper, and fuel surcharges. Acquisitions (4% and 6%, respectively) and foreign currency exchange rate fluctuations (1% and 3%, respectively) also added to total growth.

        For the reasons stated above, our consolidated revenues increased $82.5 million, or 11.8%, to $784.3 million and $299.5 million, or 15.0%, to $2.3 billion for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007. Internal revenue growth was 8% for both the three and nine months ended September 30, 2008. We calculate internal revenue growth in local currency for our international operations. Acquisitions contributed 2% and 4% to consolidated revenues for the three and nine months ended September 30, 2008, respectively. Foreign currency exchange rate fluctuations, based on an analysis of weighted average rates for the comparable periods, increased our revenues 1% and 2%, respectively.

Internal Growth—Eight-Quarter Trend

	2006	2007				2008
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	10%	9%	9%	8%	8%	8%	8%	8%
Service and Storage Material Sales Revenue	10%	10%	11%	16%	12%	10%	9%	9%
Total Revenue	10%	9%	10%	12%	10%	9%	9%	8%

        Our internal revenue growth rate represents the weighted average year over year growth rate of our revenues after removing the effects of acquisitions, foreign currency exchange rate fluctuations and the impact of the sale of our North American commodity product sales business line, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers (representing less than 1% of 2007 consolidated revenues). Since the end of 2006, the internal growth rate of our storage revenues has been consistently between 8% and 9% supported by solid growth rates in our North American Physical Business segment. Strong growth rates in our North American secure shredding and data protection businesses, as well as our Latin American and digital services businesses, further supported consolidated internal growth.

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

        The internal growth rate for service and storage material sales revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that was completed in the third quarter of 2008; and (3) continued growth in our secure shredding operations; which were partially offset by slower growth in fulfillment services and software license sales.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended September 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$154,459	$173,917	$19,458	12.6%	22.0%	22.2%	0.2%
Facilities	97,190	104,226	7,036	7.2%	13.8%	13.3%	(0.5)%
Transportation	34,871	40,465	5,594	16.0%	5.0%	5.2%	0.2%
Product Cost of Sales	13,685	8,847	(4,838)	(35.4)%	1.9%	1.1%	(0.8)%
Other	22,393	24,796	2,403	10.7%	3.2%	3.2%	0.0%

	$322,598	$352,251	$29,653	9.2%	46.0%	44.9%	(1.1)%

	Nine Months Ended September 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$446,600	$512,594	$65,994	14.8%	22.3%	22.3%	0.0%
Facilities	279,287	307,071	27,784	9.9%	13.9%	13.3%	(0.6)%
Transportation	96,510	116,547	20,037	20.8%	4.8%	5.1%	0.3%
Product Cost of Sales	41,167	36,655	(4,512)	(11.0)%	2.1%	1.6%	(0.5)%
Other	62,002	74,106	12,104	19.5%	3.1%	3.2%	0.1%

	$925,566	$1,046,973	$121,407	13.1%	46.2%	45.5%	(0.7)%

Labor

        For the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007, labor expense remained unchanged as a percentage of consolidated revenues, mainly as a result of higher recycled paper revenue and strong growth in our digital services revenues, which have lower labor costs, and labor efficiencies in our North American business. These benefits offset the impact of revenue mix, as labor-intensive services such as secure shredding and Document Management Solutions ("DMS") continue to grow at a faster rate than our storage revenues, and the dilutive impact of acquisitions.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased to 13.3% for the three and nine months ended September 30, 2008 from 13.8% and 13.9% for the three and nine months ended September 30, 2007, respectively. The largest component of our facilities cost is rent expense, which increased in dollar terms by $5.9 million and $18.0 million for the three and nine months periods, respectively, but remained flat as a percentage of consolidated storage revenues at 12.6% for both the nine months ended September 30, 2007 and 2008, while increasing slightly for the three months ended September 30, 2008 compared to the same period in 2007 due to incremental rental charges related to our decision to exit a leased facility in the U.K. The dollar increase in rent is mainly driven by the timing of new real estate as we continue to expand our storage business, while declining as a percentage of total revenue due to the expansion of our secure shredding and other service businesses, which incur lower rent and facilities costs than our core physical business, coupled with increased utilization levels. Facilities costs increased in dollar terms for the nine months ended September 30, 2008 due to increased costs of utilities of $6.4 million and maintenance and common area charges of $3.0 million related to rising costs and an increased number of facilities.

Transportation

        Our transportation expenses, which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance, increased as a percentage of consolidated revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The expansion of our secure shredding operations, which incurs higher transportation costs than our core physical business, contributed to the increase in dollar terms, as well as rising fuel costs, which contributed $10.9 million of the increase, and the use of couriers and leased vehicles which combined contributed $5.1 million, some of which were offset, as a percentage of revenue, by incremental fuel surcharges.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. The decrease in product cost of sales in dollar terms for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007, primarily reflects the impact of the sale of our North American commodity product sales business line, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended September 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
General and Administrative	$93,857	$110,897	$17,040	18.2%	13.4%	14.1%	0.7%
Sales, Marketing & Account Management	63,262	67,731	4,469	7.1%	9.0%	8.6%	(0.4)%
Information Technology	34,151	38,060	3,909	11.4%	4.9%	4.9%	0.0%
Bad Debt Expense	1,004	2,270	1,266	126.1%	0.1%	0.3%	0.2%

	$192,274	$218,958	$26,684	13.9%	27.4%	27.9%	0.5%

	Nine Months Ended September 30,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
				Percentage Change
	2007	2008	Dollar Change		2007	2008
General and Administrative	$276,964	$338,284	$61,320	22.1%	13.8%	14.7%	0.9%
Sales, Marketing & Account Management	183,456	206,973	23,517	12.8%	9.2%	9.0%	(0.2)%
Information Technology	98,615	116,117	17,502	17.7%	4.9%	5.0%	0.1%
Bad Debt Expense	2,589	5,744	3,155	121.9%	0.1%	0.2%	0.1%

	$561,624	$667,118	$105,494	18.8%	28.0%	29.0%	1.0%

General and Administrative

        The increase in general and administrative expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is mainly attributable to increased compensation expense of $32.3 million, reflecting increased headcount due to acquisitions and general business expansion, as well as increases in related facility costs of $6.3 million, professional fees of $6.1 million and other overhead of $16.6 million, including such items as insurance, postage and supplies and telephone costs. Included in compensation expense is stock option expense, which increased by $3.1 million in 2008 compared to 2007. Security, new products and infrastructure enhancements initiated in the latter part of 2007, also contributed to the increase in general and administrative expenses in the first nine months of 2008. We expect general and administrative cost growth to continue to moderate for the remainder of the year.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor-related and are comprised mainly of compensation and commissions. These costs are primarily driven by the headcount in each of these departments, which, on average, was higher throughout the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. Compensation expense and commissions increased $18.0 million and $4.2 million, respectively, in the 2008 period compared to the 2007 period.

Information Technology

        Information technology expenses increased as a percentage of consolidated revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. The dollar increase in information technology expenses is primarily related to a $14.1 million increase in compensation expense, and represents an investment in infrastructure and product development. Included in that increase, we wrote-off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Bad Debt Expense

        Consolidated bad debt expense increased $3.2 million to $5.7 million (0.2% of consolidated revenue) for the nine months ended September 30, 2008 from $2.6 million (0.1% of consolidated revenue) for the nine months ended September 30, 2007, and increased $1.3 million to $2.3 million (0.3% of consolidated revenue) for the three months ended September 30, 2008 from $1.0 million (0.1% of consolidated revenue) for the three months ended September 30, 2007. We maintain an allowance for doubtful accounts and credit memos that is calculated based on our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $36.6 million to $217.3 million (9.4% of consolidated revenues) for the nine months ended September 30, 2008 from $180.7 million (9.0% of consolidated revenues) for the nine months ended September 30, 2007. Depreciation expense increased $9.4 million and $28.5 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to the additional depreciation expense related to recent capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization expense increased $2.2 million and $8.1 million for the three and nine months ended September 30, 2008, respectively, compared to the same periods in 2007, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of acquisitions completed in the latter part of 2007.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $4.6 million for the nine months ended September 30, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility, which we decided to exit in the first quarter of 2008, a $1.3 million impairment of an owned storage facility, which we decided to exit in the third quarter of 2008, and a $0.5 million write-down for an owned storage facility that we have vacated and have classified as available for sale.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $4.6 million for the nine months ended September 30, 2007, consisted primarily of a gain related to insurance proceeds from our property claim associated with the July 2006 fire in one of our London, England facilities.

OPERATING INCOME

        As a result of all the foregoing factors, consolidated operating income increased $7.6 million, or 5.9%, to $136.3 million (17.4% of consolidated revenues) for the three months ended September 30,

2008 from $128.8 million (18.4% of consolidated revenues) for the three months ended September 30, 2007. Consolidated operating income increased $26.7 million, or 7.9%, to $366.6 million (15.9% of consolidated revenues) for the nine months ended September 30, 2008 from $339.8 million (17.0% of consolidated revenues) for the nine months ended September 30, 2007.

OIBDA

        As a result of all the foregoing factors, consolidated OIBDA increased $19.2 million, or 10.0%, to $211.2 million (26.9% of consolidated revenues) for the three months ended September 30, 2008 from $192.0 million (27.4% of consolidated revenues) for the three months ended September 30, 2007. Consolidated OIBDA increased $63.4 million, or 12.2%, to $583.9 million (25.4% of consolidated revenues) for the nine months ended September 30, 2008 from $520.5 million (26.0% of consolidated revenues) for the nine months ended September 30, 2007.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $1.9 million to $59.4 million (7.6% of consolidated revenues) for the three months ended September 30, 2008 from $57.6 million (8.2% of consolidated revenues) for the three months ended September 30, 2007 and increased $10.1 million to $179.2 million (7.8% of consolidated revenues) for the nine months ended September 30, 2008 from $169.1 million (8.4% of consolidated revenues) for the nine months ended September 30, 2007, primarily due to increased borrowings to fund acquisitions, offset by a decrease in our weighted average interest rate to 7.1% as of September 30, 2008 from 7.6% as of September 30, 2007. In addition, as a result of the repayment of IME's revolving credit facility and term loans with borrowings in the U.S., we had higher than normal interest expense of approximately $4.1 million in the second quarter of 2007. This was a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2007	2008		2007	2008
Foreign currency transaction
losses, net	$9,379	$15,962	$6,583	$5,385	$13,324	$7,939
Other, net	(875)	(302)	573	(7,839)	(167)	7,672

	$8,504	$15,660	$7,156	$(2,454)	$13,157	$15,611

        Foreign currency transaction losses, net of $13.3 million based on period-end exchange rates were recorded in the nine months ended September 30, 2008, primarily due to the weakening of the British pound sterling, Euro, Chilean peso and the Brazilian real against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, and British pounds sterling and Euro denominated debt held by our U.S. parent company.

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

        Other, net in the nine months ended September 30, 2007 consisted of $12.9 million of business interruption insurance proceeds pertaining to the fire in one of our London, England facilities, offset by $5.7 million write-off associated with deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities.

Provision for Income Taxes

        Our effective tax rates for the three months ended September 30, 2007 and 2008 were 17.0% and 81.6%, respectively. Our effective tax rates for the nine months ended September 30, 2007 and 2008 were 27.0% and 53.5%, respectively. The increase in our effective tax rates is primarily due to significant unrealized foreign exchange gains and losses in different jurisdictions with different tax rates. For the quarter and year-to-date periods in 2008, unrealized foreign currency gains were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while unrealized foreign currency losses were recorded in lower tax jurisdictions associated with the marking to market of intercompany loan positions. Meanwhile, for the quarter and year-to-date periods in 2007 the opposite occurred, unrealized foreign currency losses were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while unrealized foreign currency gains were recorded in lower tax jurisdictions associated with marking to market intercompany loan positions. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of annual effective tax rate are recorded in the period they occur.

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

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a $0.1 million benefit to income and a $0.4 million charge to income for the three and nine months ended September 30, 2008, respectively, compared to a charge of $0.7 million and $1.3 million for the three and nine months ended September 30, 2007, respectively. This represents our minority partners' share of earnings in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of all the foregoing factors, for the three and nine months ended September 30, 2008, consolidated net income was $11.3 million (1.4% of consolidated revenues) and $80.7 million (3.5% of consolidated revenues), respectively, compared to consolidated net income of $51.3 million (7.3% of consolidated revenues) and $125.1 million (6.2% of consolidated revenues) for the three and nine months ended September 30, 2007, respectively.

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

North American Physical Business

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$481,400	$526,548	$45,148	9.4%
Segment Contribution(1)	$140,459	$167,175	$26,716	19.0%
Segment Contribution(1) as a Percentage of Revenue	29.2%	31.7%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$1,392,648	$1,548,128	$155,480	11.2%
Segment Contribution(1)	$398,094	$448,831	$50,737	12.7%
Segment Contribution(1) as a Percentage of Revenue	28.6%	29.0%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the nine months ended September 30, 2008, revenue in our North American Physical Business segment increased 11.2% over the same period last year, primarily due to solid internal growth supported by increased secure shredding and data protection revenues and higher recycled paper revenues, and acquisitions, primarily ArchivesOne, which contributed $15.0 million, or approximately 1.1%. In addition, favorable currency fluctuations during the nine months ended September 30, 2008 in Canada resulted in increased revenue, as measured in U.S. dollars, of 1% when compared to the nine months ended September 30, 2007. Contribution as a percent of segment revenue increased in the three and nine months ended September 30, 2008 due mainly to higher recycled paper revenues, fuel surcharges, as well as labor efficiencies and facility utilization, offset by increased transportation expenses, such as rising fuel costs, and selling, general and administrative expenses, as discussed above.

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

International Physical Business

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$179,230	$198,730	$19,500	10.9%
Segment Contribution(1)	$40,326	$32,764	$(7,562)	(18.8)%
Segment Contribution(1) as a Percentage of Revenue	22.5%	16.5%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$492,346	$588,328	$95,982	19.5%
Segment Contribution(1)	$101,067	$114,470	$13,403	13.3%
Segment Contribution(1) as a Percentage of Revenue	20.5%	19.5%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 19.5% during the nine months ended September 30, 2008 over the same period last year, primarily due to internal growth of 8% and acquisitions in Europe and Asia Pacific. Further, favorable currency fluctuations during the nine months ended September 30, 2008, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 7% compared to the nine months ended September 30, 2007. Contribution as a percent of segment revenue decreased in the three and nine months ended September 30, 2008 primarily due to special project revenue in Europe in 2007 that did not repeat in 2008, increased compensation expense due to incentives associated with certain acquisitions, and incremental rental charges related to our decision to exit a leased facility in the U.K.

Worldwide Digital Business

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$41,203	$59,060	$17,857	43.3%
Segment Contribution(1)	$6,176	$13,190	$7,014	113.6%
Segment Contribution(1) as a Percentage of Revenue	15.0%	22.3%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2007	2008
Segment Revenue	$118,040	$166,123	$48,083	40.7%
Segment Contribution(1)	$16,683	$25,187	$8,504	51.0%
Segment Contribution(1) as a Percentage of Revenue	14.1%	15.2%

(1)
See Note 8 of Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the nine months ended September 30, 2008, revenue in our Worldwide Digital Business segment increased 40.7% over the same period last year, due to the acquisition of Stratify Inc. ("Stratify") in December 2007 and strong internal growth of 13%. The increase in internal growth is primarily attributable to growth in digital storage revenue from our online backup service offerings, offset by a large license sale that occurred in 2007 and did not repeat in 2008. Contribution increased in dollar terms due to our significant year over year revenue gains.

Liquidity and Capital Resources

        The following is a summary of our cash balances as of, and cash flows for the nine months ended, September 30, 2007 and 2008 (in thousands):

	2007	2008
Cash flows provided by operating activities	$327,880	$350,410
Cash flows used in investing activities	(602,605)	(342,310)
Cash flows provided by financing activities	316,037	185,134
Cash and cash equivalents at the end of period	90,751	318,244

        Net cash provided by operating activities was $350.4 million for the nine months ended September 30, 2008, compared to $327.9 million for the nine months ended September 30, 2007. The increase resulted primarily from an increase in net income, including non-cash charges, of $15.8 million and an improvement in working capital of $6.7 million.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the nine months ended September 30, 2008 amounted to $273.7 million and $10.3 million, respectively. For the nine months ended September 30, 2008, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities, borrowings under our revolving credit facilities and cash equivalents on-hand. Excluding acquisitions, we expect our capital expenditures to be approximately $430 million in the year ending December 31, 2008. Included in our estimated capital expenditures for 2008 is $40 million to $50 million of opportunity-driven real estate purchases.

        Net cash provided by financing activities was $185.1 million for the nine months ended September 30, 2008. During the nine months ended September 30, 2008, we had gross borrowings under our revolving credit and term loan facilities and other debt of $720.8 million, $295.5 million of proceeds from the sale of senior subordinated notes, $12.0 million of proceeds from the exercise of stock options and the employee stock purchase plan and $4.5 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay revolving credit and term loan facilities and other debt ($775.1) million, $71.9 million for the early retirement of our 8 1/4% Senior Subordinated Notes, and to fund acquisitions and capital expenditures. Beginning in

September 2008, the stability of the global financial system came into question. Several banks, some of them members of our syndicated revolving credit facility, went bankrupt or were forced to merge with stronger institutions. Banks stopped lending to each other, freezing credit globally. In response to the global credit crisis, we elected to increase our borrowings under our revolving credit facility to ensure access to these funds. We have invested most of these borrowings in six mutual funds which we believe hold primarily AAA U.S. Treasuries. As of September 30, 2008, our revolving credit facility is supported by a diversified group of 25 banks and/or financial institutions, many of which have recently received support from their respective U.S. or foreign governments.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2008 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$348,111
Term Loan Facility(1)	405,425
8 5/8% Senior Subordinated Notes due 2013(2)	447,965
7 1/4% GBP Senior Subordinated Notes due 2014(2)	272,625
7 3/4% Senior Subordinated Notes due 2015(2)	436,997
6 5/8% Senior Subordinated Notes due 2016(2)	316,418
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	168,630
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,713
6 3/4% Euro Senior Subordinated Notes due 2018(2)	365,783
8% Senior Subordinated Notes due 2020(2)	300,000
Real Estate Mortgages, Seller Notes and Other	104,067

Total Long-term Debt	3,415,734
Less Current Portion	(22,367)

Long-term Debt, Net of Current Portion	$3,393,367

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

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 4.1 as of December 31, 2007 and September 30, 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 4.8 as of December 31, 2007 and September 30, 2008, respectively, compared to a maximum allowable ratio of

6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        On April 16, 2007, we entered into a new credit agreement (the "New Credit Agreement") to replace both the IMI revolving credit and term loan facilities of $750 million and the IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the New Credit Agreement from $900 million to $1.2 billion. The New Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the New Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities) (the "new revolving credit facility"), and a $410 million term loan facility (the "new term loan facility"). In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790 million to an aggregate amount of $765 million due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a diversified group of 25 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The new revolving credit facility terminates on April 16, 2012. With respect to the new term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the new term loan facility is due. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the New Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors.

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

        As of September 30, 2008, we had $348.1 million of outstanding borrowings under the new revolving credit facility, of which $73.6 million was denominated in U.S. dollars and the reaming balance was denominated in Canadian dollars (CAD 284.8 million); we also had various outstanding letters of credit totaling $36.4 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization, and other adjustments as defined in the New Credit Agreement and current external debt, under the new revolving credit facility on September 30, 2008, was $380.5 million. The interest rate in effect under the new revolving credit facility and new term loan facility were approximately 5.5% and 4.3%, respectively, as of September 30, 2008.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of September 30, 2008.

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

Net Operating Loss Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2022 of $42.5 million at September 30, 2008 to reduce future federal taxable income, if any. We also have an asset for state net operating loss of $24.7 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 98%.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2008 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There was no common stock repurchased or sales of unregistered securities for the third quarter ended September 30, 2008.

Item 6.    Exhibits

  (a)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Iron Mountain Incorporated (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated September 17, 2008).
10.1
Employment Agreement by and between Iron Mountain Incorporated and Robert Brennan dated August 11, 2008 (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated August 11, 2008).
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

IRON MOUNTAIN INCORPORATED
November 6, 2008 (DATE)	BY:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial Officer)