Form 10-K
period 2008-12-31
IRON MOUNTAIN INC
filed 2009-03-02
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2008
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2008, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $4,765,397,453 based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 13, 2009: 202,001,044

IRON MOUNTAIN INCORPORATED
2008 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

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

ii

PART I

Item 1. Business.

A.    Development of Business.

        We believe we are the global leader in information protection and storage services. We help organizations around the world reduce the risks and costs associated with information protection and storage. We offer comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex information challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain is a trusted partner to more than 120,000 corporate clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and more than 90% of the FTSE 100. As of December 31, 2008, we provided services in 38 countries on five continents, employed over 21,000 people and operated more than 1,000 facilities.

        Now in our 58th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a business with limited product offerings and annual revenues of $104 million in 1995 into a global enterprise providing a broad range of information protection and storage services to customers in markets around the world with total revenues of $3.1 billion for the year ended December 31, 2008. On January 5, 2009, we were added to the S&P 500 Index and we are currently number 722 on the Fortune 1000.

        Our success since becoming a public company in 1996 has been driven in large part by our execution of a consistent long-term growth plan to build market leadership by extending our strategic position through service line and global expansion. This growth plan has been sequenced into three phases. The first phase involved establishing leadership and broad market access in our core businesses: records management and data protection & recovery, primarily through acquisitions. In the second phase we invested in building a successful selling organization to access new customers, converting previously unvended demand. While different parts of our business are in different stages of evolution along our three-phase strategy, as an enterprise, we have transitioned to the third phase of our growth plan, which we call the capitalization phase. In this phase, which we expect will run for a long time to come, we seek to expand our relationships with our customers to continue solving their increasingly complex information protection and storage problems. Doing this well means expanding our service offerings on a global basis while maximizing our solid core businesses. In doing this, we continue to build what we believe to be a very durable business through disciplined execution.

        Consistent with this strategy, we have transitioned from a growth strategy driven primarily by acquisitions of information protection and storage services companies to expansion driven primarily by internal growth. In 2001, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This has continued to be the case in each year since 2001 with the exception of 2004. In the absence of unusual acquisition activity, we expect to achieve most of our revenue growth internally in 2009 and beyond.

        In 2008, we completed five small acquisitions and purchased the remaining interest of our partner in Brazil. In 2007, our U.S. physical businesses were supplemented by two significant acquisitions: ArchivesOne, Inc. ("ArchivesOne") in May and RMS Services—USA, Inc. ("RMS") in September. In December 2007 our digital business was supplemented by the acquisition of Stratify Inc. ("Stratify"). Prior to 2007, we completed two significant digital acquisitions: Connected Corporation ("Connected") in November 2004 and LiveVault Corporation ("LiveVault") in December 2005. We expect our future digital acquisitions will be of two primary types, those that bring us new or improved technologies to enhance our existing technology portfolio and those that increase our market position through technology and established revenue streams.

        We expect to achieve our internal revenue growth objectives primarily through a sophisticated sales and account management coverage model. This model is designed to drive incremental revenues by acquiring new customer relationships and increasing business with new and existing customers by selling them our products and services in new geographies and selling additional products and services such as information destruction, digital data protection, document management services and eDiscovery services. We intend our selling efforts to be augmented and supported by an expanded marketing program, which includes product management as a core discipline. We also plan to continue developing an extensive worldwide network of channel partners through which we are selling a wide array of technology solutions, primarily our digital data protection and recovery products and services.

B.    Description of Business.

Overview

        Our information protection and storage services can be broadly divided into three major service categories: records management services, data protection & recovery services, and information destruction services. We offer both physical services and technology solutions in each of these categories. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include email and various forms of magnetic media such as computer tapes and hard drives and optical disks.

        Our physical records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements, implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper (which is the dominant form of records storage), flexible retrieval access and retention management. Included within physical records management services is Document Management Solutions ("DMS"). This suite of services helps organizations to gain better access to their paper records by digitizing, indexing and hosting them in online archives to provide complete information life-cycle solutions. Our technology-based records management services are comprised primarily of digital archiving and related services for secure, legally compliant and cost-effective long-term archiving of electronic records. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy and financial services.

        Our physical data protection & recovery services include disaster preparedness, planning, support and secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus. Our technology-based data protection & recovery services include online backup and recovery solutions for desktop and laptop computers and remote servers. Additionally, we serve as a trusted, neutral third party and offer technology escrow services to protect and manage source code and other proprietary information.

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

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive physical records are the principal focus of the information protection and storage services industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by an information protection and storage services vendor. Special regulatory requirements often apply to medical records. In addition to our core records management services, we provide consulting, facilities management, fulfillment and other outsourcing services.

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

        In addition to the physical rotation and storage of backup data that our physical business segments provide, our Worldwide Digital Business segment offers online backup services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in one of our secure data centers. In early 2003, we announced an expansion of the online backup service to include backup and recovery for personal computer data, answering customers' needs to protect critical business data, which is often unprotected on employee laptop and desktop personal computers. In November 2004, we acquired Connected, a market leader in the backup and recovery of this distributed data, and in December 2005, we acquired LiveVault, a market leader in the backup and recovery of server data.

        There is a growing need for better ways of archiving electronic records for legal, regulatory and compliance reasons and for occasional reference in support of ongoing business operations. Historically, businesses have relied on backup tapes for storing archived data in electronic format, but this process can be costly and ineffective when attempting to search and retrieve the data for litigation or other needs. In addition, many industries, such as healthcare and financial services, are facing increased governmental regulation mandating the way in which electronic records are stored and managed. To help customers meet these growing storage challenges, we introduced digital archiving services in 2003. We have experienced increasing market adoption of these services, especially for e-mail archiving, which enables businesses to identify and retrieve electronic records quickly and cost-effectively, while maintaining regulatory compliance.

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

Growth of Market

        We believe that the volume of stored physical and electronic records will continue to increase for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued proliferation of data processing technologies such as personal computers and networks; (4) inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) requirements to keep backup copies of certain records in off-site locations.

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

Description of Our Business

        We generate our revenues by providing storage (both physical and electronic records in a variety of information media formats), core records management, data protection & recovery, information destruction services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information protection and storage services is the mainstay of our customer relationships and provides the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and shredding of records and documents generated by business operations. As is the case with storage revenues, core service revenues are highly recurring in nature and therefore very predictable. In 2008, our storage and core service revenues represented approximately 85% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services, including special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). In addition, included in complementary services revenue is recycled paper revenues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our North American Physical Business and our International Physical Business segments offer physical records management services, data protection & recovery services and information destruction services, in their respective geographies. Our Worldwide Digital Business segment includes our online backup and recovery solutions for server data and personal computers, digital archiving services, eDiscovery services, intellectual property management services and electronic information destruction services and is not limited to any particular geography. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our North American Physical Business, International Physical Business and Worldwide Digital Business operating segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2006, 2007 and 2008 are set forth in Note 9 to Notes to Consolidated Financial Statements.

Service Offerings

        Our information protection and storage services can be broadly divided into three major categories: records management services, data protection & recovery services and information destruction services. We offer both physical services and technology solutions in each of these categories.

Records Management Services

        By far our largest category of services, records management services are comprised primarily of the archival storage of records, both physical and digital, for long periods of time according to applicable laws, regulations and industry best practice. Core to any records management program is the handling and transportation of those records being stored and the destruction of documents stored in records facilities upon the expiration of their scheduled retention periods. For physical records, this is accomplished through our extensive service and courier operations. Other records management services include: Compliant Records Management and Consulting Services, DMS, Health Information Management Solutions, Film & Sound Archives, Energy Data Services, Discovery Services and other ancillary services.

        Hard copy business records are typically stored for long periods of time in cartons packed by the customer with limited activity. For some customers we store individual files on an open shelf basis and these files are typically more active. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

        Service and courier operations are an integral part of our comprehensive records management program for all physical media. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and the destruction of records. Service charges are generally assessed for each procedure on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2008, we were utilizing a fleet of approximately 3,900 owned or leased vehicles.

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

        The growth rate of mission-critical digital information is accelerating, driven in part by the use of the Internet as a distribution and transaction medium. The rising cost and increasing importance of digital information management, coupled with the increasing availability of telecommunications bandwidth at lower costs, may create meaningful opportunities for us to provide solutions to our customers with respect to their digital records management challenges. We continue to cultivate marketing and technology partnerships to support this anticipated growth.

        The focus of our DMS business is to develop, implement and support comprehensive document management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. DMS complements our core physical and digital service offerings, leveraging our global footprint and our existing customer relationships. We differentiate our offerings by providing solutions that integrate and extend our existing portfolio of products and services.

        The trend towards increased usage of Electronic Document Management ("EDM") systems represents a tremendous opportunity for us. In addition to our existing archival storage services, there is increased opportunity to manage active records. Our DMS services provide the bridge between customers' physical documents and their new EDM solutions.

        We offer records management services that have been tailored for specific industries such as health care, or to address the needs of customers with more specific needs based on the critical nature of their records. Healthcare information services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions. Medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. Healthcare information services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying), temporary staffing, contract coding, facilities management and imaging.

        Vital records contain critical or irreplaceable data such as master audio and video recordings, film and other highly proprietary information, such as energy data. Vital records may require special facilities or services, either because of the data they contain or the media on which they are recorded. Our charges for providing enhanced security and special climate-controlled environments for vital records are higher than for typical storage services. We provide the same ancillary services for vital records as we provide for our other storage operations.

        Our Discovery Services comprise solutions designed to address the legal discovery and corporate governance needs of our customers. Those services and solutions allow our customers to collect,

prepare, process, review, and produce data that may exist in either paper or digital form in response to internal investigations, litigation or regulatory requests.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' locations based on current and prospective customer orders. In addition, IMFS assembles custom marketing packages and orders, and manages and provides detailed reporting on customer marketing literature inventories. A growing element of the content we manage and fulfill is stored digitally and printed on demand by IMFS. Digital print allows marketing materials such as brochures, direct mail, flyers, pamphlets and newsletters to be personalized to the recipient with the variable messages, graphics and content.

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

        We also sell a full line of specially designed corrugated cardboard storage cartons. In 2008 we divested ourselves of our commodity data products sales business. Consistent with our treatment of acquisitions, we will eliminate all revenues associated with our data products business from the calculation of our internal growth in 2008 and 2009.

Data Protection & Recovery Services

        Our data protection & recovery services are designed to comply with applicable laws and regulations and to satisfy industry best practices with regard to the off-site vaulting of data for disaster recovery and business continuity purposes. As is the case with our records management services, we provide data protection & recovery services for both physical and electronic records. We also offer intellectual property management services in this category.

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

        Online backup is our Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in one of our secure data centers. Customers use our Connected® backup for PC software product for online backup of desktop or laptop computer data and our LiveVault® server data backup and recovery product for online backup of server data. Customers can choose our off-site hosted Software as a Service solution or they can license the software from us as part of a customer on-site solution.

        Through our intellectual property management services, we act as a trusted, neutral, third party, safeguarding valuable technology assets—such as software source code, object code and data—in secure, access-protected escrow accounts. Acting in this intermediary role, we help document and maintain intellectual property integrity. The result is increased control and leverage for all parties, enabling them to protect themselves, while maintaining competitive advantage.

Information Destruction Services

        Our information destruction services consist primarily of our physical secure shredding operations. Secure shredding is a natural extension of our hardcopy records management services, completing the life cycle of a record, and involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers throughout the U.S., Canada, the U.K. and Australia/New Zealand.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting operating income before depreciation and amortization ("OIBDA") allow us to operate with a high degree of financial leverage. For a more detailed definition and reconciliation of OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures." Our primary financial goal has always been, and continues to be, to increase consolidated OIBDA in relation to capital invested, even as our focus has shifted from growth through acquisitions to internal revenue growth. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed (for which we typically receive a service fee) we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. Our annual revenues from these fixed periodic storage fees have grown for 20 consecutive years. For each of the five years 2004 through 2008, storage revenues, which are stable and recurring, have accounted for over 54% or more of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and OIBDA.

  •
  Historically Non-Cyclical Storage Business.  We have not experienced any significant reductions in our storage business as a result of past economic downturns, although we can give no assurance that this would be the case in the future. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with switching vendors or moving their records management services programs in-house. However, during past economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the five years 2004 through 2008, total net volume growth in North America has ranged between 4% and 8%.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We estimate that inherent growth from existing customers represents approximately half of our total net volume growth, excluding acquisitions, in North America. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; (3) the costs and inconvenience of moving storage operations in-house or to another provider of information protection and storage services; and (4) our positive pricing actions.

  •
  Diversified and Stable Customer Base.  As of December 31, 2008, we had over 120,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and 90% of the FTSE 100. No customer accounted for as much as 2% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008. For each of the three years 2006 through 2008, the average volume reduction due to customers terminating their relationship with us was less than 2%.

  •
  Capital Expenditures Related Primarily to Growth.  Our information protection and storage business requires limited annual capital expenditures made in order to maintain our current revenue stream. For the years 2006 through 2008, over 85% of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and OIBDA. Since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures, made primarily to support our internal revenue growth, have generally exceeded the aggregate acquisition consideration we paid. This was not the case in 2003 due to the acquisition of Hayes plc ("Hays IMS"), in 2004 due to the acquisition of Connected and the 49.9% equity interest held by Mentmore plc ("Mentmore") in Iron Mountain Europe Limited ("IME") and 2007 due to the acquisitions of ArchivesOne and Stratify. We expect this trend to continue in the future absent unusual acquisition activity.

Growth Strategy

        Our objective is to maintain a leadership position in the information protection and storage services industry around the world, protecting and storing our customers' information without regard to media format or geographic location. In the U.S. and Canada, we seek to be one of the largest information protection and storage services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information protection and storage services industry and to make additional acquisitions and investments in selected international markets. We intend that our primary avenues of growth will continue to be: (1) the introduction of new products and services such as secure shredding, online backup, eDiscovery and DMS; (2) increased business with existing customers; (3) the addition of new customers; and (4) selective acquisitions in new and existing markets.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

        In 2008, we introduced two services to further help healthcare organizations meet their unique information challenges. Through a new collaboration with Hewlett-Packard, we launched our Digital Record Center™ for Medical Images. This service combines HP technology with our storage-as-a-service expertise to protect diagnostic images like X-rays and CT scans and provide hospitals an alternative to in-house file rooms for long-term archiving. Also introduced last year was a diagnostic assessment tool that shows the nation's largest hospital systems how to process patient records more efficiently and prepare themselves for electronic health records. Adopted from RMS Services, a healthcare records specialist we acquired in October 2007, the assessment looks at the costs of staff, third-party vendors, storage and even lost revenue from file rooms occupying space that hospitals could use for treating patients.

        We also enhanced our DMS offerings with two new services for quickly accessing information and deriving more business value from that information. The first is the Digital Record Center™ for Images, a digital repository powered by IBM software for electronic scans of paper documents stored with Iron Mountain. We later extended this strategic relationship with IBM by integrating our Accutrac® software for managing paper documents with IBM's FileNet Records Manager for electronic files. The unified offering gives companies one solution for viewing and managing both their paper and electronic documents. The company acquired Accutrac in June 2007.

Growth from Existing Customers

        Our existing customers storing physical records contribute to storage and storage-related service revenues growth because, on average, they generate additional cartons at a faster rate than old cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by allocating our sales resources based on a sophisticated segmentation of our customer base and selling additional records management, data protection & recovery and information destruction services, in new and existing markets, within our existing customer relationships. We also seek to leverage existing business relationships with our customers by selling complementary services and products. Services include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). In addition, included in complementary services revenue is recycled paper revenues.

Addition of New Customers

        Our sales forces are dedicated to three primary objectives: (1) establishing new customer account relationships; (2) generating additional revenue from existing customers in new and existing markets; and (3) expanding new and existing customer relationships by effectively selling a wide array of complementary services and products. In order to accomplish these objectives, our sales forces draw on our U.S. and international marketing organizations and senior management.

Growth through Acquisitions

        The goals of our current acquisition program are (1) to supplement internal growth in our physical businesses by expanding our new service capabilities and industry-specific services and continuing to expand our presence in targeted international markets; and (2) to accelerate our leadership and time to market in our digital businesses. We have a successful record of acquiring and integrating information protection and storage services companies. We substantially completed our geographic expansion in North America, Europe and Latin America by 2003 and began our expansion into Asia Pacific in 2005.

Acquisitions in the U.S. and Canada

        Given the small number of large acquisition targets in the U.S. and Canada and our increased revenue base, future acquisitions are expected to be less significant to our overall U.S. and Canada revenue growth. Acquisitions in the U.S. and Canada will likely focus primarily on expanding our DMS capabilities and enhancing industry-specific services such as health information management solutions.

International Acquisition Strategy

        We expect to continue to make acquisitions and investments in information protection and storage services businesses outside the U.S. and Canada. We have acquired and invested in, and seek to acquire and invest in, information protection and storage services companies in countries, and, more specifically, markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on developing priority expansion markets in Continental Europe and Asia, with continued leverage of our successful joint venture model. Similar to our strategy in the U.S. and Canada, we will also explore international acquisitions that strengthen our capabilities in areas such as DMS and industry-specific services.

        The experience, depth and strength of local management are particularly important in our international expansion and acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into 38 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments, with a long-term goal of full ownership. We believe our joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information protection and storage services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partner's knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate U.S. and Canadian acquisition candidates, when looking at an international investment or acquisition, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        In 2006, we established a majority-owned joint venture serving four major markets in India and completed minority investments in information protection and storage businesses with operations in Poland and Russia. In 2007, we established a majority-owned joint venture in Asia Pacific for consideration of approximately $2 million with operations in Singapore, Hong Kong-SAR, China, Sri Lanka, Indonesia and Taiwan. In 2007, we acquired minority interests in information and protection and storage businesses in Denmark, Turkey and Greece. In 2008, we acquired a minority interest in an information protection and storage business in Switzerland.

        Our long-term goal is to acquire full ownership of each business in which we made a joint venture investment. Since 2005 we acquired the remaining minority equity ownership in our Mexican operations and bought out partnership interests, in whole or in part, in Chile, Brazil, Eastern Europe and the Netherlands. As a result of these transactions we own more than 98% of our international operations, measured as a percentage of consolidated revenues.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2006, 2007 and 2008 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2006, 2007 and 2008, we derived approximately 30%, 32% and 32%, respectively, of our total revenues from outside of the U.S. As of December 31, 2006, 2007 and 2008, we have long-lived assets of approximately 33%, 34% and 31%, respectively, outside of the U.S.

Digital Growth and Technology Innovation Strategy

        Similar to our physical businesses, we seek to grow revenues in our Worldwide Digital Segment by selling our products and services to existing and new customers. Our focus on technology innovation allows us to bring leading products and services to market designed to solve customer problems in the areas of data protection, archiving and discovery. Our approach to innovation has three major components: build, buy and partner. We intend to build or develop our own technology in areas core to our strategy in order to protect and extend our lead in the market. Examples include, back up and archiving Software as a Service and data reduction technologies. Our technology acquisition strategy is designed to accelerate our product strategy, leadership and time to market and past examples include the Connected, LiveVault and Stratify acquisitions. Finally, we are developing global technology partnerships that complement our product and service offerings, allow us to offer a complete solution to the marketplace and keep us in contact with emerging technology companies.

Customers

        Our customer base is diversified in terms of revenues and industry concentration. As of December 31, 2008, we had over 120,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000 and more than 90% of the FTSE 100. No customer accounted for as much as 2% of our consolidated revenues for the years ended December 31, 2006, 2007 and 2008.

Competition

        We compete with our current and potential customers' internal information protection and storage services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information protection and storage services.

        We also compete with multiple information protection and storage service providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively in each of these areas.

Alternative Technologies

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records in paper documents format. We continue to invest in additional services such as online backup and digital records management, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

        As of December 31, 2008, we employed over 11,400 employees in the U.S. and over 9,600 employees outside of the U.S. At December 31, 2008, an aggregate of 550 employees were represented by unions in California, Georgia and three cities in Canada.

        All non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. However, since December 31 2007, one of our labor contracts covering approximately 30 employees has expired, and we have been operating under the expired contract while attempting to negotiate a replacement agreement.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Among other types of insurance that we carry, subject to certain policy conditions, sublimits and deductibles are: medical, workers compensation, general liability, umbrella, automobile, professional, warehouse legal and directors and officers liability policies. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary through which we retain and reinsure a portion of our property loss exposure.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records stored with us. Our liability under these contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. We cannot assure you that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. Also, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investors" section on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees may be obtained free of charge by writing to our Secretary, Iron Mountain Incorporated, 745 Atlantic Avenue, Boston, Massachusetts, 02111 and are available on the Investors section of our website, www.ironmountain.com, under the heading "Corporate Governance."

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

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states have adopted breach of data security statutes and regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, one state has adopted, and other states are considering, regulations requiring every company that maintains or stores personal information to adopt comprehensive written information security programs, and the Federal Trade Commission has proposed legislation intended to address data security through various methods that include requiring notification to affected persons of breaches of data security. Our information security practices have been the subject of review or inquiry by governmental agencies, and we may be subject to additional reviews or inquiries of governmental agencies in the future.

        Continued governmental focus on data security may lead to additional legislative action. In addition, the increased emphasis on information security is leading customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers in some incidents that the lost media or records contained personal information. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

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

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records stored with us. Our liability under these contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. We cannot assure you that where we have limitation of liability provisions they will be enforceable in all instances or would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

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

        In addition, the digital solutions we offer may not gain or retain market acceptance, or business partners upon whom we depend for technical and management expertise, and the hardware and software products we need to complement our services may not perform as expected.

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

Our customers may be constrained in their ability to pay for services.

        The current recession may cause some customers to postpone projects for which they would otherwise retain our services, and may in some instances cause customers to forgo our services. Many of our largest customers are financial institutions, which have been particularly affected by the economic downturn; their condition may lead them to reduce their use of our services. In addition, a higher percentage of our customers may seek protection under bankruptcy laws, potentially affecting not only future business but also our ability to collect accounts receivable.

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

        As of December 31, 2008, we provided services in 38 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in information protection and storage services businesses in foreign markets. International operations are subject to numerous risks, including:

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

        Third parties may have legal rights, including ownership of patents, trade secrets, trademarks and copyrights, to ideas, materials, processes, names or original works that are the same or similar to those we use, especially in our digital business. Third parties may bring claims, or threaten to bring claims, against us that these intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

Fluctuations in commodity prices may affect our operating revenues and results of operations.

        Our operating revenues and results of operations are impacted by significant changes in commodity prices. Our secure shredding operations generate revenue from the sale of shredded paper to recyclers. We generate additional revenue when the price of diesel fuel rises above certain predetermined rates through a customer surcharge. As a result, significant declines in paper and diesel fuel prices may negatively impact our revenues and results of operations while increases in other commodity prices, including steel, may negatively impact our results of operations.

Unexpected events could disrupt our operations and adversely affect our results of operations.

        Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and tornados, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our results of operations. These events could result in customer disruption, physical damages to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

Risks Relating to Our Common Stock

No History of Dividend Payments

        We have never declared or paid cash dividends on our capital stock. We may retain future earnings, if any, for the development of our business or use future earnings to repay outstanding indebtedness. We do not anticipate paying cash dividends on or repurchasing our common stock in the foreseeable future. Any determinations by us to pay cash dividends on our common stock in the future or repurchase our common stock will be based primarily upon our financial condition, results of operations and business requirements. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2008:

	At December 31, 2008
	(Dollars in millions)
Total long-term debt	$3,243.2
Stockholders' equity	$1,802.8
Debt to equity ratio	1.80	x

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

        Our growth strategy involves expanding operations into international markets, and we expect to continue this expansion. Europe and Latin America have been our primary areas of focus for international expansion and we have begun our expansion into the Asia Pacific region. We have entered into joint ventures and have acquired all or a majority of the equity in information protection and storage services businesses operating in these areas and may acquire other information protection and storage services businesses in the future.

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

 Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2008, we conducted operations through 809 leased facilities and 231 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Physical Business (687), International Physical Business (341) and Worldwide Digital Business (12). These facilities contain a total of 65.4 million square feet of space. Facility rent expense was $197.0 million and $230.1 million for the years ended December 31, 2007 and 2008, respectively. The leased facilities typically have initial lease terms of ten to fifteen years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

Item 3. Legal Proceedings.

London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15 million British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15 million British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 0.5 million British pounds sterling in the aggregate, in accordance with the parties' contract. Detailed

Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served and the preliminary issue of the enforceability of the limitations of liability in our contract is tentatively scheduled for trial in June 2009.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition.

General

        In addition to the matters discussed above, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, other than discussed above no material legal proceedings are pending to which we, or any of our properties, are subject.

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2007 and 2008:

	Sale Prices
	High	Low
2007
First Quarter	$29.23	$25.80
Second Quarter	29.00	25.05
Third Quarter	30.90	25.75
Fourth Quarter	38.85	30.48
2008
First Quarter	$37.13	$24.20
Second Quarter	31.28	25.51
Third Quarter	30.08	23.50
Fourth Quarter	27.79	16.71

        The closing price of our common stock on the NYSE on February 13, 2009 was $20.41. As of February 13, 2009, there were 610 holders of record of our common stock. We believe that there are more than 66,000 beneficial owners of our common stock.

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

        There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2008.

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

	Year Ended December 31,
	2004	2005		2006	2007	2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$1,043,366	$1,181,551		$1,327,169	$1,499,074	$1,657,909
Service	774,223	896,604		1,023,173	1,230,961	1,397,225

Total Revenues	1,817,589	2,078,155		2,350,342	2,730,035	3,055,134
Operating Expenses:
Cost of Sales (excluding depreciation and amortization)	823,899	938,239		1,074,268	1,260,120	1,382,019
Selling, General and Administrative	486,246	569,695		670,074	771,375	882,364
Depreciation and Amortization	163,629	186,922		208,373	249,294	290,738
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(681)	(3,485)		(9,560)	(5,472)	7,483

Total Operating Expenses	1,473,093	1,691,371		1,943,155	2,275,317	2,562,604
Operating Income	344,496	386,784		407,187	454,718	492,530
Interest Expense, Net	185,749	183,584		194,958	228,593	236,635
Other (Income) Expense, Net	(7,988)	6,182		(11,989)	3,101	31,028

Income Before Provision for Income Taxes and Minority Interest	166,735	197,018		224,218	223,024	224,867
Provision for Income Taxes	69,574	81,484		93,795	69,010	142,924
Minority Interests in Earnings (Losses) of Subsidiaries, Net	2,970	1,684		1,560	920	(94)

Income before Cumulative Effect of Change in Accounting Principle	94,191	113,850		128,863	153,094	82,037
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(2,751	)(1)	—	—	—

Net Income	$94,191	$111,099		$128,863	$153,094	$82,037

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands, except per share data)
Net Income per Common Share—Basic:
Income before Cumulative Effect of Change in Accounting Principle	$0.49	$0.58	$0.65	$0.77	$0.41
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(0.01)	—	—	—

Net Income—Basic	$0.49	$0.57	$0.65	$0.77	$0.41

Net Income per Common Share—Diluted:
Income before Cumulative Effect of Change in Accounting Principle	$0.48	$0.57	$0.64	$0.76	$0.40
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	(0.01)	—	—	—

Net Income—Diluted	$0.48	$0.56	$0.64	$0.76	$0.40

Weighted Average Common Shares Outstanding—Basic	193,625	195,988	198,116	199,938	201,279

Weighted Average Common Shares Outstanding—Diluted	196,764	198,104	200,463	202,062	203,290

(footnotes follow)

	Year Ended December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Other Data:
OIBDA(2)	$508,125	$573,706	$615,560	$704,012	$783,268
OIBDA Margin(2)	28.0%	27.6%	26.2%	25.8%	25.6%
Ratio of Earnings to Fixed Charges	1.7 x	1.8 x	1.8 x	1.7 x	1.7 x

	As of December 31,
	2004	2005	2006	2007	2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$31,942	$53,413	$45,369	$125,607	$278,370
Total Assets	4,442,387	4,766,140	5,209,521	6,307,921	6,356,854
Total Long-Term Debt (including Current Portion of Long-Term Debt)	2,478,022	2,529,431	2,668,816	3,266,288	3,243,215
Stockholders' Equity	1,218,568	1,370,129	1,553,273	1,795,455	1,802,780

Reconciliation of OIBDA to Operating Income and Net Income:

	Year Ended December 31,
	2004	2005		2006	2007	2008
	(In thousands)
OIBDA(2)	$508,125	$573,706		$615,560	$704,012	$783,268
Less: Depreciation and Amortization	163,629	186,922		208,373	249,294	290,738

Operating Income	344,496	386,784		407,187	454,718	492,530
Less: Interest Expense, Net	185,749	183,584		194,958	228,593	236,635
Other (Income) Expense, Net	(7,988)	6,182		(11,989)	3,101	31,028
Provision for Income Taxes	69,574	81,484		93,795	69,010	142,924
Minority Interests in Earnings of Subsidiaries	2,970	1,684		1,560	920	(94)
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	—	2,751	(2)	—	—	—

Net Income	$94,191	$111,099		$128,863	$153,094	$82,037

(footnotes follow)

(1)
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

(2)
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

        This discussion contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing and "Item 1A. Risk Factors" beginning on page 15 of this filing.

Overview

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years, and have accounted for over 54% of total consolidated revenues in each of the last five years. Our annual revenues from these fixed periodic storage fees have grown for 20 consecutive years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. As service revenues have grown at a faster pace than our storage revenues, storage revenues as a percent of consolidated revenues has declined. Our consolidated revenues are also subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2006, 2007 and 2008, we derived approximately 30%, 32% and 32%, respectively, of our total revenues from outside the U.S.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance, are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer.

        Cost of sales (excluding depreciation) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are similarly impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties. Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases will be classified as capital leases upon renewal. The impact of this change on our future operating results will be to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $21.0 million, offset by an increased amount of combined depreciation (by approximately $19.5 million) and interest expense (by approximately $3.1 million) for the year ending December 31, 2009.

        The expansion of our European, secure shredding and digital services businesses has impacted the major cost of sales components. Our European and secure shredding operations are more labor intensive than our core U.S. physical businesses and therefore increase our labor costs as a percentage of consolidated revenues. This trend is partially offset by our digital services businesses, which require significantly less direct labor. Our secure shredding operations incur less facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. The overhead structure of our expanding European and Asian operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European and Asian operations become a more meaningful percentage of our consolidated results. Similarly, our digital services businesses require a higher level of overhead, particularly in the area of information technology, than our core physical businesses.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. In 2006, we saw increases in both revenues and expenses as a result of the strengthening of the Canadian dollar against the U.S. dollar, and decreases in both revenues and expenses as a result of the weakening of the British pound sterling and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. In 2007, we saw increases in both revenues and expenses as a result of the strengthening of the Canadian dollar, Euro and British pound sterling against the U.S. dollar. During 2008, we saw net increases in both revenues and expenses as a result of the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by the weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

        In the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to all the major foreign currencies of our most significant international markets, which lead to a decrease in reported revenue and expenses in the fourth quarter of 2008. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact individual balances reported in our consolidated statement of operations. Given the relative increase in our international operations, these fluctuations may become material on individual balances. If exchange rates remain at these levels throughout 2009, we expect a further decline in revenues and expenses as reported in U.S. dollars when comparing 2009 full-year results to full-year 2008 results included in our consolidated statement of operations. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income, operating margin and net income is mitigated.

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use multiples of current or projected OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment and our ability to grow revenues faster than operating expenses. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) minority interest in earnings (losses) of subsidiaries, net; (2) other (income) expense, net; (3) income from discontinued operations and loss on sale of discontinued operations; and (4) cumulative effect of change in accounting principle.

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Year Ended December 31,
	2006	2007	2008
OIBDA	$615,560	$704,012	$783,268
Less: Depreciation and Amortization	208,373	249,294	290,738

Operating Income	407,187	454,718	492,530
Less: Interest Expense, Net	194,958	228,593	236,635
Other (Income) Expense, Net	(11,989)	3,101	31,028
Provision for Income Taxes	93,795	69,010	142,924
Minority Interest in Earnings (Losses) of Subsidiaries	1,560	920	(94)

Net Income	$128,863	$153,094	$82,037

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

Revenue Recognition

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including addition of new records, temporary removal of records from storage, refilling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our 2008 consolidated results. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition, including Accounting Principles Board Opinion No. 16, "Accounting for Business Combinations," and SFAS No. 141, "Business Combinations." Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. We are not aware of any information that would indicate that the final purchase price allocations for acquisitions completed in 2008 would differ meaningfully from preliminary estimates. See Note 6 to Notes to Consolidated Financial Statements.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. The estimated cost of these restructuring activities are included as costs of the acquisition and are recorded as goodwill consistent with the guidance of Emerging Issues Task Force ("EITF") Issue No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business. See Recent Accounting Pronouncements on page 35.

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally no later than one year past due. As of December 31, 2007 and 2008, our allowance for doubtful accounts and credit memos balance totaled $19.2 million and $19.6 million, respectively.

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

        Goodwill—Assets not subject to amortization: We apply the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" to goodwill and intangible assets with indefinite lives which are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2006, 2007 and 2008 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, and transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2008, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2008 were as follows: North America (excluding Fulfillment); Fulfillment; Europe; Worldwide Digital Business (excluding Stratify); Stratify; Latin America; and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions (carrying value of goodwill, net amounts to $46.3 million as of December 31, 2008). It is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

Accounting for Internal Use Software

        We develop various software applications for internal use. We account for those costs in accordance with the provisions of Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires computer software costs associated with internal use software to be expensed as incurred until certain capitalization criteria are met. SOP 98-1 also defines which types of costs should be capitalized and which should be expensed. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects, to the extent time is spent directly on the project, are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the project has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are evaluated for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. As of December 31, 2007 and 2008, capitalized labor net of accumulated depreciation was $47.5 million and $45.6 million, respectively. See Note 2(f) to Notes to Consolidated Financial Statements.

        During the years ended December 31, 2007 and 2008, we wrote-off $1.3 million and $0.6 million, respectively, of previously deferred software costs in our North American Physical Business, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net. During the year ended December 31, 2006, we wrote-off $6.3 million of previously deferred costs, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented, of which $5.9 million was included in information technology and $0.4 million was included in general and administrative costs, which are both included as a component of selling, general and administrative expenses.

Income Taxes

        We have recorded a valuation allowance, amounting to $44.8 million as of December 31, 2008, to reduce our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards, to the amount that is more likely than not to be realized. We have an asset for state net operating losses of $23.3 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22.9 million, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1.6 million, which have no expiration date and are available to reduce future income taxes, federal research credits of $1.7 million which begin to expire in 2010, and foreign tax credits of $54.7 million, which begin to expire in 2014 through 2018. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2007 and 2008, we had approximately $72.9 million and $84.6 million, respectively, of reserves related to uncertain tax positions. Approximately $37.5 million of the 2008 reserve is related to pre-acquisition net operating loss carryforwards and other acquisition-related items. If these tax positions are sustained, the reversal of these reserves will be recorded as a reduction of goodwill. Beginning with our adoption of SFAS No. 141(R), "Business Combinations" ("SFAS No. 141R"), effective January 1, 2009, the reversal of all of these reserves of $84.6 million ($78.2 million net of federal tax benefit) as of December 31, 2008 will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $0.9 million, $1.2 million and $4.5 million for gross interest and penalties for the years ended December 31, 2006, 2007 and 2008, respectively.

        We had $3.6 million and $8.1 million accrued for the payment of interest and penalties as of December 31, 2007 and 2008, respectively.

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

Stock-Based Compensation

        As of January 1, 2003, we adopted the measurement provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123". As a result we began using the fair value method of accounting for stock-based compensation in our financial statements beginning January 1, 2003 using the prospective method. We adopted SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R. Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2006, 2007 and 2008 was $12.4 million ($9.2 million after tax or $0.05 per basic and diluted share), $13.9 million ($10.2 million after tax or $0.05 per basic and diluted share) and $19.0 million ($15.0 million after tax or $0.07 per basic and diluted shares), respectively.

        SFAS No. 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow, reducing net operating cash flows and increasing net financing cash flows in future periods.

        The fair values of option and restricted stock grants are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility and the expected term are the input factors to that model which require the most significant management judgment. Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees.

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2007 and 2008 there were approximately $33.5 million and $39.6 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

        We believe the use of actuarial methods to account for these liabilities provides a consistent and effective way to measure these highly judgmental accruals. However, the use of any estimation technique in this area is inherently sensitive given the magnitude of claims involved and the length of time until the ultimate cost is known. We believe our recorded obligations for these expenses are appropriate. Nevertheless, changes in healthcare costs, severity, and other factors can materially affect the estimates for these liabilities.

Recent Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141R and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an amendment to ARB No. 51" ("SFAS No. 160"). SFAS No. 141R and SFAS No. 160 will require (a) more of the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (b) liabilities related to contingent consideration to be remeasured at fair value in each subsequent period, (c) an acquirer to expense as incurred acquisition-related costs, such as transaction fees for attorneys, accountants and investment bankers, as well as costs associated with restructuring the activities of the acquired company, and (d) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS No. 141R is effective and provided for prospective application for fiscal years beginning after December 15, 2008. SFAS No. 160 is required to apply in comparative financial statements for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R and SFAS No. 160 is dependent upon the level of future acquisitions; however, they will generally result in (1) increased operating costs associated with the expensing of transaction and restructuring costs, as incurred, (2) increased volatility in earnings related to the fair valuing of contingent consideration through earnings in subsequent periods, and (3) increased depreciation, amortization and equity balances associated with the fair valuing of noncontrolling interests and their classification as a separate component of consolidated stockholders' equity.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an amendment of SFAS No. 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"; and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  •
  Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial statements and results of operations.

Results of Operations

        Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007 and Comparison of Year Ended December 31, 2007 to Year Ended December 31, 2006 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$2,730,035	$3,055,134	$325,099	11.9%
Operating Expenses	2,275,317	2,562,604	287,287	12.6%

Operating Income	454,718	492,530	37,812	8.3%
Other Expenses, Net	301,624	410,493	108,869	36.1%

Net Income	$153,094	$82,037	$(71,057)	(46.4)%

OIBDA(1)	$704,012	$783,268	$79,256	11.3%

OIBDA Margin(1)	25.8%	25.6%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2006	2007
Revenues	$2,350,342	$2,730,035	$379,693	16.2%
Operating Expenses	1,943,155	2,275,317	332,162	17.1%

Operating Income	407,187	454,718	47,531	11.7%
Other Expenses, Net	278,324	301,624	23,300	8.4%

Net Income	$128,863	$153,094	$24,231	18.8%

OIBDA(1)	$615,560	$704,012	$88,452	14.4%

OIBDA Margin(1)	26.2%	25.8%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUE

        Our consolidated storage revenues increased $158.8 million, or 10.6%, to $1.7 billion for the year ended December 31, 2008 and $171.9 million, or 13.0%, to $1.5 billion for the year ended December 31, 2007, in comparison to the years ended December 31, 2007 and 2006, respectively. The increase is attributable to internal revenue growth (8% during both 2008 and 2007) resulting from strength across all of our segments, acquisitions (2% during both 2008 and 2007), and foreign currency exchange rate fluctuations (1% during 2008 and 2% during 2007).

        Consolidated service revenues increased $166.3 million, or 13.5%, to $1.4 billion for the year ended December 31, 2008 and $207.8 million, or 20.3%, to $1.2 billion for the year ended December 31, 2007, in comparison to the years ended December 31, 2007 and 2006, respectively. The increase is attributable to internal revenue growth (8% during 2008 and 12% during 2007), supported by strong growth in data protection and secure shredding revenues, increased recycled paper revenues driven by higher volumes and a year-over-year increase in the average prices for recycled paper, and fuel surcharges. Acquisitions (5% during both 2008 and 2007), and foreign currency exchange rate fluctuations (1% during 2008 and 3% during 2007) also added to total growth.

        For the reasons stated above, our consolidated revenues increased $325.1 million, or 11.9%, to $3.1 billion for the year ended December 31, 2008 and $379.7 million, or 16.2%, to $2.7 billion for the year ended December 31, 2007, in comparison to the years ended December 31, 2007 and 2006, respectively. Internal revenue growth was 9%, 10% and 8% for the years ended December 31, 2006, 2007 and 2008, respectively. We calculate internal revenue growth in local currency for our international operations. Acquisitions contributed 4%, 3% and 3% for the years ended December 31, 2006, 2007 and 2008, respectively. For the year ended December 31, 2006, net favorable foreign currency exchange rate fluctuations that impacted our revenues were less than 1% and were primarily due to the weakening of the British pound sterling and Euro, net of the strengthening of the Canadian dollar, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2007, net favorable foreign currency exchange rate fluctuations that impacted our revenues were 3% and were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2008, net favorable foreign currency exchange rate fluctuations that impacted our revenues were 1% and were primarily due to the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by the weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

  Internal Growth—Eight-Quarter Trend

	2007				2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	9%	9%	8%	8%	8%	8%	8%	8%
Service Revenue	10%	11%	16%	12%	10%	9%	9%	5%
Total Revenue	9%	10%	12%	10%	9%	9%	8%	7%

        Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. Since the beginning of 2007, the internal growth rate of our storage revenues has been consistently between 8% and 9% supported by solid growth rates in our North American Physical Business segment. Strong growth rates in our North American secure shredding and data protection businesses, as well as our Latin American and digital services businesses, further supported consolidated internal growth.

        The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of the services we offer, such as large special projects, software licenses, and the price for recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of these services as a way to reduce their short-term costs, and may often be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. For the year ended December 31, 2008, our revenue associated with the resale of recycled paper amounted to over $90.0 million. For the first three quarters of 2008, the average price of recycled paper exceeded $200 per ton and, in the fourth quarter of 2008, the price of recycled paper decreased significantly to slightly greater than $100 per ton on average. At current rates, we expect that commodity price changes, including lower recycled paper prices and fuel surcharges, will lower our revenue growth by approximately 2% in 2009 as compared to 2008, with a more pronounced effect in the first three quarters of 2009. We expect our consolidated internal revenue growth for 2009 to be between 5% to 7%.

        The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that was completed in the third quarter of 2008; and (3) continued growth in our secure shredding operations; which were partially offset by slower growth in fulfillment services and software license sales. Service revenue internal growth in the fourth quarter of 2008 was impacted by declines in commodity prices for recycled paper and fuel and the expected softness in our complementary service revenues.

OPERATING EXPENSES

  Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Year Ended December 31,						Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
Labor	$615,059	$674,466	$59,407	9.7%	22.5%	22.1%	(0.4)%
Facilities	374,529	413,968	39,439	10.5%	13.7%	13.5%	(0.2)%
Transportation	134,882	151,891	17,009	12.6%	4.9%	5.0%	0.1%
Product Cost of Sales	54,483	44,557	(9,926)	(18.2)%	2.0%	1.5%	(0.5)%
Other	81,167	97,137	15,970	19.7%	3.0%	3.2%	0.2%

	$1,260,120	$1,382,019	$121,899	9.7%	46.1%	45.2%	(0.9)%

					% of Consolidated Revenues
	Year Ended December 31,						Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2006	2007			2006	2007
Labor	$523,401	$615,059	$91,658	17.5%	22.3%	22.5%	0.2%
Facilities	321,268	374,529	53,261	16.6%	13.7%	13.7%	0.0%
Transportation	111,086	134,882	23,796	21.4%	4.7%	4.9%	0.2%
Product Cost of Sales	49,853	54,483	4,630	9.3%	2.1%	2.0%	(0.1)%
Other	68,660	81,167	12,507	18.2%	2.9%	3.0%	0.1%

	$1,074,268	$1,260,120	$185,852	17.3%	45.7%	46.1%	0.4%

Labor

        For the year ended December 31, 2008 as compared to the year ended December 31, 2007, labor expense decreased as a percentage of consolidated revenue, mainly as a result of higher recycled paper revenue and strong growth in our digital services revenues, which have lower labor costs, and labor efficiencies in our North American business. These benefits were partially offset by the impact of revenue mix, as labor-intensive services such as secure shredding and DMS continue to grow at a faster rate than our storage revenues, and the dilutive impact of more labor intensive acquisitions.

        For the year ended December 31, 2007 as compared to the year ended December 31, 2006, labor expense as a percentage of consolidated revenues increased. This is mainly a result of our shredding and DMS acquisitions in Europe and Latin America, which have a higher service revenue component and are therefore more labor intensive, offset by Asia Pacific labor decreasing as a percentage of revenue, as that business begins to scale, as well as the impact of an increasing percentage of revenue from our digital business which requires significantly less direct labor as a percentage of revenue compared to our larger physical businesses.

Facilities

        Facilities costs as a percentage of consolidated revenues decreased slightly to 13.5% for the year ended December 31, 2008 from 13.7% for the year ended December 31, 2007. The largest component of our facilities cost is rent expense, which increased in dollar terms by $29.4 million over 2007 and increased as a percentage of consolidated storage revenues from 12.6% for 2007 to 13.2% for 2008. The increase in rent is mainly driven by the timing of new real estate as we continue to expand our storage business, as well as an incremental rental charge in 2008 of $3.3 million related to our decision to exit a leased facility in the U.K., partially offset by the expansion of our secure shredding and other service businesses, which incur lower rent and facilities costs than our core physical business, coupled with increased utilization levels. Other facilities costs increased in dollar terms in 2008 from 2007 due to increased costs of utilities of $8.1 million and common area charges of $1.4 million related to rising costs and an increased number of facilities.

        Facilities costs as a percentage of consolidated revenues for the year ended December 31, 2007 as compared to the year ended December 31, 2006, remained unchanged at 13.7%. The largest component of our facilities cost is rent expense, which increased in dollar terms in 2007 over 2006 by $26.2 million while staying unchanged as a percentage of consolidated revenue for the year ended December 31, 2007 compared to the year ended December 31, 2006. The increase in rent is mainly driven by the timing of new real estate, which may include duplicative rent and the use of temporary space related to moving out of substandard facilities obtained through acquisitions. Facilities costs as a percentage of consolidated revenues was also affected by increases in maintenance, property taxes and insurance, offset by decreases in utilities and security costs. The expansion of our secure shredding operations, which incurs lower facilities costs than our core physical business, helps to lower our facilities costs as a percentage of consolidated revenues.

Transportation

        Our transportation expenses (which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance) increased slightly as a percentage of consolidated revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. The expansion of our secure shredding operations, which incurs higher transportation costs than our core physical business, contributed to the increase in dollar terms, as well as rising fuel costs, which contributed $10.4 million of the increase, and the increased use of leased vehicles which contributed $5.7 million, some of which were offset, as a percentage of revenue, by incremental fuel surcharges. In 2008 and in the future, certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases will be classified as capital leases upon renewal. As a result, we will have lower vehicle rent expense, which we estimate to be approximately $21.0 million, offset by an increased amount of combined depreciation (by approximately $19.5 million) and interest expense (by approximately $3.1 million) for the year ending December 31, 2009.

        Our transportation expenses increased from 4.7% to 4.9% as a percentage of consolidated revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006. The use of couriers and leased vehicles, rising gas prices, as well as shredding revenue growing at a faster rate than storage revenue, contributed to this increase.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. The decrease of $9.9 million in product cost of sales in dollar terms for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily reflects the impact of the sale of our North American commodity product sales line, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers. Product cost of sales for the year ended December 31, 2007 remained largely unchanged as a percentage of consolidated revenue but were slightly higher in dollar terms compared to the year ended December 31, 2006 due to a corresponding increase in related carton, media and services revenues.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

					% of Consolidated Revenues
	Year Ended December 31,						Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2007	2008			2007	2008
General and Administrative	$382,727	$442,852	$60,125	15.7%	14.0%	14.5%	0.5%
Sales, Marketing & Account Management	249,966	276,697	26,731	10.7%	9.2%	9.1%	(0.1)%
Information Technology	135,788	152,113	16,325	12.0%	5.0%	5.0%	0.0%
Bad Debt Expense	2,894	10,702	7,808	269.8%	0.1%	0.3%	0.2%

	$771,375	$882,364	$110,989	14.4%	28.3%	28.9%	0.6%

					% of Consolidated Revenues
	Year Ended December 31,						Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2006	2007			2006	2007
General and Administrative	$331,021	$382,727	$51,706	15.6%	14.1%	14.0%	(0.1)%
Sales, Marketing & Account Management	214,007	249,966	35,959	16.8%	9.1%	9.2%	0.1%
Information Technology	122,211	135,788	13,577	11.1%	5.2%	5.0%	(0.2)%
Bad Debt Expense	2,835	2,894	59	2.1%	0.1%	0.1%	0.0%

	$670,074	$771,375	$101,301	15.1%	28.5%	28.3%	(0.2)%

General and Administrative

        The increase in general and administrative expenses for the year ended December 31, 2008 compared to the year ended December 31, 2007 is mainly attributable to increased compensation expense of $34.4 million, reflecting increased headcount due to acquisitions and general business expansion, as well as increases in related office occupancy costs of $6.3 million, professional fees of $8.4 million and other overhead of $11.0 million, including such items as insurance, postage and supplies and telephone costs. Included in compensation expense is stock option expense, which increased by $3.1 million in 2008 compared to 2007 due to an increase in the number of stock option grants and the fair value of such grants in 2007.

        The slight decrease in general and administrative expenses as a percentage of consolidated revenues for the year ended December 31, 2007 compared to the year ended December 31, 2006 is mainly attributable to overhead leverage, which offset increased incentive compensation expense and start-up costs related to certain international joint ventures.

Sales, Marketing & Account Management

        The majority of our sales, marketing and account management costs are labor-related and are comprised mainly of compensation and commissions. These costs are primarily driven by the headcount in each of these departments, which, on average, was higher throughout 2008 compared to 2007. Compensation expense and commissions increased $19.9 million and $6.6 million, respectively, in 2008 compared to 2007.

        Our average sales force headcount increased during 2007 as compared to 2006. In addition, we increased discretionary training and marketing during that period. Offsetting those increases in expenditures were changes to commission-based compensation plans, which resulted in lower costs for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Information Technology

        Information technology expenses remained flat as a percentage of consolidated revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. The dollar increase in 2008 in information technology expenses is primarily related to a $14.0 million increase in compensation expense, and represents an investment in infrastructure and product development.

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

Bad Debt Expense

        Consolidated bad debt expense increased $7.8 million to $10.7 million (0.3% of consolidated revenues) for the year ended December 31, 2008 from $2.9 million (0.1% of consolidated revenues) for the year ended December 31, 2007, and increased $0.1 million to $2.9 million (0.1% of consolidated revenues) for the year ended December 31, 2007 from $2.8 million (0.1% of consolidated revenues) for the year ended December 31, 2006. We maintain an allowance for doubtful accounts and credit memos that is calculated based on our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2008 from 2007 is attributable to the worsening economic climate and the resultant deterioration in the aging of our accounts receivable. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $41.4 million to $290.7 million (9.5% of consolidated revenues) for the year ended December 31, 2008 from $249.3 million (9.1% of consolidated revenues) for the year ended December 31, 2007. Consolidated depreciation and amortization expense increased $40.9 million to $249.3 million (9.1% of consolidated revenues) for the year ended December 31, 2007 from $208.4 million (8.9% of consolidated revenues) for the year ended December 31, 2006. Depreciation expense increased $32.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, and increased $34.9 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to the additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. As discussed previously, we expect depreciation expense to increase in 2009 over 2008 by approximately $19.5 million as a result of certain vehicle leases being classified as capital leases upon renewal on a prospective basis as opposed to operating.

        Amortization expense increased $9.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, and increased $6.0 million for the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our 2008 acquisitions.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $7.5 million for the year ended December 31, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008, a $1.3 million impairment of an owned storage facility in North America which we decided to exit in the third quarter of 2008, a $0.5 million write-down for an owned storage facility in North America that we have vacated and have classified as available for sale, a $1.9 million write-down of two owned storage facilities in North America and related assets which we decided to exit in the fourth quarter of 2008, as well as a $0.6 million write-off of previously deferred software costs in the North American Physical Business associated with discontinued products after implementation and other disposal and asset write-downs. We continue to rationalize our lease portfolio to the extent such decisions are net present value cash flow positive.

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

OPERATING INCOME

        As a result of all the foregoing factors, consolidated operating income increased $37.8 million, or 8.3%, to $492.5 million (16.1% of consolidated revenues) for the year ended December 31, 2008 from $454.7 million (16.7% of consolidated revenues) for the year ended December 31, 2007. Consolidated operating income increased $47.5 million, or 11.7%, to $454.7 million (16.7% of consolidated revenues) for the year ended December 31, 2007 from $407.2 million (17.3% of consolidated revenues) for the year ended December 31, 2006.

OIBDA

        As a result of all the foregoing factors, consolidated OIBDA increased $79.3 million, or 11.3%, to $783.3 million (25.6% of consolidated revenues) for the year ended December 31, 2008 from $704.0 million (25.8% of consolidated revenues) for the year ended December 31, 2007. Consolidated OIBDA increased $88.5 million, or 14.4%, to $704.0 million (25.8% of consolidated revenues) for the year ended December 31, 2007 from $615.6 million (26.2% of consolidated revenues) for the year ended December 31, 2006.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $8.0 million to $236.6 million (7.7% of consolidated revenues) for the year ended December 31, 2008 from $228.6 million (8.4% of consolidated revenues) for the year ended December 31, 2007, primarily due to the full year impact of borrowings to fund acquisitions completed in 2007, offset by a decrease in our weighted average interest rate to 7.0% as of December 31, 2008 from 7.4% as of December 31, 2007. In addition, as a result of the repayment of IME's revolving credit facility and term loans with borrowings in the U.S., we had higher than normal interest expense of approximately $4.1 million in the second quarter of 2007. This was a result of the difference in our calendar reporting period and that of IME which is two months in arrears, and had no impact on cash flows. As discussed previously, we expect interest expense to increase in 2009 over 2008 by approximately $3.1 million as a result of certain vehicle leases being classified as capital leases upon renewal on a prospective basis as opposed to operating.

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

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2007	2008
Foreign currency transaction losses, net	$11,311	$28,882	$17,571
Debt extinguishment expense	5,703	418	(5,285)
Other, net	(13,913)	1,728	15,641

	$3,101	$31,028	$27,927

	Year Ended December 31,
			Dollar Change
	2006	2007
Foreign currency transaction (gains) losses, net	$(12,534)	$11,311	$23,845
Debt extinguishment expense	2,972	5,703	2,731
Other, net	(2,427)	(13,913)	(11,486)

	$(11,989)	$3,101	$15,090

        Foreign currency transaction losses, net of $28.9 million based on period-end exchange rates were recorded in the year ended December 31, 2008, primarily due to losses as a result of the British pound sterling against the U.S. dollar compared to December 31, 2007, as this currency relates to our intercompany balances with and between our U.K. subsidiaries, offset by gains as a result of British pounds sterling and Euro denominated debt, as well as, British pounds sterling for U.S. dollar foreign currency swaps, held by our U.S. parent company.

        Foreign currency transaction losses, net of $11.3 million based on period-end exchange rates were recorded in the year ended December 31, 2007, primarily due to losses as a result of the Euro and Canadian dollar, offset by gains as a result of the British pound sterling against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries. Additionaly, the U.S. parent company incurred losses as a result of primarily marking to market British pounds sterling and Euro denominated debt, offset by gains on Euro for U.S. dollar foreign currency swaps.

        Foreign currency transaction gains of $12.5 million based on period-end exchange rates were recorded in the year ended December 31, 2006 primarily due to gains as a result of the British pound sterling against the U.S. dollar compared to December 31, 2005, as these currencies relate to our intercompany balances with our U.K. subsidiaries, offset by losses as a result of British pounds sterling denominated debt held by our U.S. parent company.

        During 2008, we redeemed the remaining outstanding portion of our 8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes") and in connection with the reduction in our revolving credit facility availability due to a bankruptcy of one of our lenders, we wrote-off $0.4 million in deferred financing costs. During 2007, we wrote-off $5.7 million of deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities. During 2006, we redeemed or purchased a portion of our outstanding 8 1/4% notes and 8 5/8% Senior Subordinated Notes due 2013 resulting in a charge of $2.8 million, which consists of tender premiums and transaction costs, deferred financing costs, as well as original issue discounts and premiums.

        Other, net in the year ended December 31, 2008 primarily consists of $1.8 million of write-downs related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2007 consisted of $12.9 million of business interruption insurance proceeds pertaining to the July 2006 fire in one of our London, England facilities.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2006, 2007 and 2008 were 41.8%, 30.9% and 63.6%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. The increase in our effective tax rate in 2008 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2008, foreign currency gains were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with the marking to market of intercompany loan positions, which contributed 22.5% to the 2008 effective tax rate. Meanwhile, for 2007 the opposite occurred, foreign currency losses were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with marking to market intercompany loan positions. For the year ended December 31, 2007, our effective tax rate also benefited from additional foreign tax rate differentials.

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

Minority Interest

        Minority interest in earnings of subsidiaries, net resulted in a charge to income of $1.6 million (0.1% of consolidated revenues), $0.9 million (less than 0.1% of consolidated revenues) and a credit to income of $0.1 million for the years ended December 31, 2006, 2007 and 2008, respectively. This represents our minority partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

NET INCOME

        As a result of all the foregoing factors, for the year ended December 31, 2008, consolidated net income decreased $71.1 million, or 46.4%, to $82.0 million (2.7% of consolidated revenues) from net income of $153.1 million (5.6% of consolidated revenues) for the year ended December 31, 2007. For the year ended December 31, 2007, consolidated net income increased $24.2 million, or 18.8%, to $153.1 million (5.6% of consolidated revenues) from net income of $128.9 million (5.5% of consolidated revenues) for the year ended December 31, 2006.

Segment Analysis (in thousands)

        The results of our various operating segments are discussed below. Our reportable segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 9 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business. Our International Physical Business segment offers information protection and storage services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party technology escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions.

North American Physical Business

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2006 to 2007	from 2007 to 2008	from 2006 to 2007	from 2007 to 2008
	2006	2007	2008
Segment Revenue	$1,671,009	$1,890,068	$2,067,316	$219,059	$177,248	13.1%	9.4%
Segment Contribution(1)	$478,653	$539,027	$615,587	$60,374	$76,560	12.6%	14.2%
Segment Contribution(1) as a Percentage of Revenue	28.6%	28.5%	29.8%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the year ended December 31, 2008, revenue in our North American Physical Business segment increased 9.4% over 2007, primarily due to solid internal growth supported by increased destruction and data protection revenues, higher recycled paper revenues, and the growing impact of our 2007 acquisitions, primarily ArchivesOne, which contributed $15.3 million, or approximately 0.8%. Contribution as a percent of segment revenue increased in 2008 due mainly to higher recycled paper revenues, fuel surcharges, as well as labor efficiencies, expense management, and facility utilization, offset by increased transportation expenses, such as rising fuel costs, and selling, general and administrative expenses, as discussed above.

        During the year ended December 31, 2007, revenue in our North American Physical Business segment increased 13.1%, primarily due to stable storage internal growth rates, continued strength in special projects, higher recycled paper revenues, and acquisitions, primarily ArchivesOne, which contributed $32.0 million, or approximately 2%. In addition, favorable currency fluctuations during the year ended December 31, 2007 in Canada resulted in increased revenue, as measured in U.S. dollars, of 0.6% when compared to the year ended December 31, 2006. Contribution as a percent of segment revenue decreased slightly in the year ended December 31, 2007 due mainly to increased occupancy costs such as insurance and maintenance, and higher costs associated with the acquisition of new real estate and moving out of substandard facilities obtained through acquisitions, offset by strong service revenue growth and overhead leverage.

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

International Physical Business

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2006 to 2007	from 2007 to 2008	from 2006 to 2007	from 2007 to 2008
	2006	2007	2008
Segment Revenue	$539,335	$676,749	$764,812	$137,414	$88,063	25.5%	13.0%
Segment Contribution(1)	$117,568	$135,714	$138,501	$18,146	$2,787	15.4%	2.1%
Segment Contribution(1) as a Percentage of Revenue	21.8%	20.1%	18.1%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        Revenue in our International Physical Business segment increased 13.0% during the year ended December 31, 2008 over 2007, primarily due to internal growth of 7% and the growing impact of our acquisitions in Europe and Asia Pacific, which combined contributed 4% to revenue growth year over year. Further, favorable currency fluctuations during 2008, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 2% compared to 2007. Contribution as a percent of segment revenue decreased in 2008 primarily due to special project revenue in Europe in 2007 that did not repeat in 2008, increased compensation expense due to incentives associated with certain acquisitions, and incremental rental charges related to our decision to exit a leased facility in the U.K.

        Revenue in our International Physical Business segment increased 25.5% during the year ended December 31, 2007, due to internal growth of 12%, and acquisitions in Europe and Latin America. Further, favorable currency fluctuations during the year ended December 31, 2007, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 10% compared to the year ended December 31, 2006. Contribution as a percent of segment revenue decreased in the year ended December 31, 2007 compared to the year ended December 31, 2006, primarily due to the acquisition of lower-margin shredding and document management solutions businesses in Europe and Latin America, the impact of start-up costs in certain international joint ventures and the loss of gross margin associated with the July, 2006 fire in one of our London, England facilities. Offsetting these decreases in contribution as a percent of segment revenue were higher-margin special projects, in particular two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one completed in 2008.

Worldwide Digital Business

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2006 to 2007	from 2007 to 2008	from 2006 to 2007	from 2007 to 2008
	2006	2007	2008
Segment Revenue	$139,998	$163,218	$223,006	$23,220	$59,788	16.6%	36.6%
Segment Contribution(1)	$9,779	$23,799	$36,663	$14,020	$12,864	143.4%	54.1%
Segment Contribution(1) as a Percentage of Revenue	7.0%	14.6%	16.4%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis.

        During the year ended December 31, 2008, revenue in our Worldwide Digital Business segment increased 36.6% over 2007, due to the acquisition of Stratify in December 2007 and strong internal growth of 12%. The increase in internal growth is primarily attributable to growth in digital storage revenue from our online backup service offerings, offset by a large license sale that occurred in 2007 and did not repeat in 2008. Contribution in the Worldwide Digital Business segment increased in dollar terms due to our significant year over year revenue gains.

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

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2006	2007	2008
Cash flows provided by operating activities	$374,282	$484,644	$537,029
Cash flows used in investing activities	(466,714)	(866,635)	(459,594)
Cash flows provided by financing activities	82,734	457,005	87,368
Cash and cash equivalents at the end of year	45,369	125,607	278,370

        Net cash provided by operating activities was $537.0 million for the year ended December 31, 2008 compared to $484.6 million for the year ended December 31, 2007. The increase resulted primarily from an increase in non-cash charges of $151.3 million offset by a decrease in net income of $71.1 million and an increase in the use of working capital of $27.8 million over the prior year. Operating cash flow for the year ended December 31, 2008 increased as a result of a $24.1 million cash gain on the settlement of a British pound sterling foreign currency forward contract.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the year ended

December 31, 2008 amounted to $386.7 million and $14.2 million, respectively. For the year ended December 31, 2008, capital expenditures, net and additions to customer acquisition costs were funded primarily with cash flows provided by operating activities, borrowings under our revolving credit facilities and cash equivalents on hand. Excluding acquisitions, we expect our capital expenditures to be approximately $420 million in the year ending December 31, 2009. Included in our estimated capital expenditures for 2009 is approximately $55 million of opportunity driven real estate purchases.

        Net cash provided by financing activities was $87.4 million for the year ended December 31, 2008. During the year ended December 31, 2008, we had gross borrowings under our revolving credit and term loan facilities and other debt of $800.0 million, $295.5 million of proceeds from the sale of senior subordinated notes, $16.1 million of proceeds from the exercise of stock options and employee stock purchase plan and $5.1 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay revolving credit and term loan facilities and other debt ($957.5 million), $71.9 million for the early retirement of our 8 1/4% Notes, and to fund acquisitions and capital expenditures.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases will be classified as capital leases upon renewal. The impact of this change on our consolidated cash flow statement in 2009 will be that approximately $18 million of payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows will be reflected as a use of cash within the financing activities section of our consolidated statement of cash flows.

        During 2008, the stability of the global financial system came into question. Several banks, some of them members of our syndicated revolving credit facility, went bankrupt or were forced to merge with stronger institutions. Banks stopped lending to each other, thereby freezing credit globally. In September 2008, in response to this global credit crisis, we elected to increase our borrowings under our revolving credit facility by $150.0 million to ensure access to these funds. We subsequently repaid $100.0 million of these borrowings in the fourth quarter. As of December 31, 2008, we had sufficient cash on hand to repay all of the borrowings outstanding under our revolving credit facility, which is supported by a group of 24 banks and/or financial institutions. Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market funds and time deposits. As of December 31, 2008, we had significant concentrations of credit risk with four global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2008, our cash and cash equivalent balance was $278.4 million, which included money market funds and time deposits amounting to $203.3 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2008 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$219,388
Term Loan Facility(1)	404,400
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")(2)	447,961
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)	217,185
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)	436,768
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)	316,541
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	143,203
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)	49,720
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)	356,875
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)	300,000
Real Estate Mortgages, Seller Notes and Other	151,174

Total Long-term Debt	3,243,215
Less Current Portion	(35,751)

Long-term Debt, Net of Current Portion	$3,207,464

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

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 3.8 as of December 31, 2007 and 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 4.5 as of December 31, 2007 and 2008, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio.

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

        In June 2008, we completed an underwritten public offering of $300 million in aggregate principal amount of our 8% Senior Subordinated Notes due 2020, which were issued at par. Our net proceeds of $295.5 million, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $71.9 million of aggregate principal amount outstanding of the 8 1/4% notes, plus accrued and unpaid interest, all of which were called for redemption in June 2008 and paid off in July 2008, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including acquisitions and investments. We recorded a charge to other expense (income), net of $0.3 million in the second quarter of 2008 related to the early extinguishment of the 8 1/4% notes, which consists of deferred financing costs and original issue discounts related to the 8 1/4% notes.

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750 million and the existing IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900 million to $1.2 billion. The Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790 million to an aggregate amount of $765 million due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5.7 million in 2007 related to the early retirement of the old IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs.

        As of December 31, 2008, we had $219.4 million of outstanding borrowings under the revolving credit facility, of which $50.0 million was denominated in U.S. dollars and the remaining balance was denominated in Canadian dollars (CAD 207.0 million); we also had various outstanding letters of credit totaling $39.2 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' EBITDA as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2008, was $506.4 million. The interest rate in effect under the revolving credit facility ranged from 3.5% to 3.8% and term loan facility was 3.7%, respectively, as of December 31, 2008.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. We were in compliance with all debt covenants in material agreements as of December 31, 2008.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2008 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$131,687	$21,042	$34,262	$26,093	$50,290
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,112,266	14,709	11,858	677,570	2,408,129
Interest Payments(1)	1,595,476	220,988	438,387	392,234	543,867
Operating Lease Obligations	3,082,950	221,949	389,833	365,621	2,105,547
Purchase and Asset Retirement Obligations(2)	91,409	36,483	41,408	4,169	9,349

Total(3)	$8,013,788	$515,171	$915,748	$1,465,687	$5,117,182

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2008; see Note 4 to Notes to Consolidated Financial Statements.

(2)
In connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain financial objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2008 is approximately $26.1 million.

(3)
The table above excludes $84.6 million in uncertain tax positions as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Note 4, 7, and 10 to Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Loss, Alternative Minimum Tax and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2024 of $48.4 million at December 31, 2008 to reduce future federal taxable income. We have an asset for state net operating losses of $23.3 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22.9 million, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1.6 million, which have no expiration date and are available to reduce future income taxes, federal research credits of $1.7 million which begin to expire in 2010, and foreign tax credits of $54.7 million, which begin to expire in 2014 through 2018.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash, money market funds and time deposits. As of December 31, 2008, we had significant concentration of credit risk with four global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2008, our cash and cash equivalents balance was $278.4 million, which included money market funds and time deposits amounting to $203.3 million. A substantial portion of these money market funds are invested in U.S. treasuries.

Interest Rate Risk

        Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby helping to preserve our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 3 and 4 to Notes to Consolidated Financial Statements.

        As of December 31, 2008, we had $640.4 million of variable rate debt outstanding with a weighted average variable interest rate of 4.1%, and $2,602.8 million of fixed rate debt outstanding. As of December 31, 2008, 80.3% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2008 would have been reduced by $4.0 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2008.

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

        The impact of currency fluctuations on our earnings is mitigated significantly by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries. In addition Iron Mountain Switzerland GmbH and our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our four foreign investments in the U.K., Continental Europe and Canada. Specifically, through our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $10.5 million ($6.3 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2008. In May 2007, we entered into forward contracts to exchange $146.1 million U.S. dollars for 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. These forward contracts typically settle on no more than a quarterly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $24.1 million for the year ended December 31, 2008. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. As of December 31, 2008, we recorded an unrealized foreign exchange gain of $13.7 million in other expense (income), net in the accompanying statement of operations. As of December 31, 2008, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of stockholders' equity. A 10% depreciation in year-end 2008 functional currencies, relative to the U.S. dollar, would result in a reduction in our stockholders' equity of approximately $59.9 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

 Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2008 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2008.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 27, 2009 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2009

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 4, 2009.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules filed as part of this report:
(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders' equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 7 to the financial statements, the Company adopted Financial Accounting Standards Board ("FASB") Interpretation 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, effective January 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 27, 2009

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2007	2008
ASSETS
Current Assets:
Cash and cash equivalents	$125,607	$278,370
Accounts receivable (less allowances of $19,246 and $19,562, respectively)	564,049	552,830
Deferred income taxes	41,465	41,305
Prepaid expenses and other	91,275	103,887

Total Current Assets	822,396	976,392
Property, Plant and Equipment:
Property, plant and equipment	3,522,525	3,750,515
Less—Accumulated depreciation	(1,186,564)	(1,363,761)

Net Property, Plant and Equipment	2,335,961	2,386,754
Other Assets, net:
Goodwill	2,574,292	2,452,304
Customer relationships and acquisition costs	480,403	443,729
Deferred financing costs	34,030	33,186
Other	60,839	64,489

Total Other Assets, net	3,149,564	2,993,708

Total Assets	$6,307,921	$6,356,854

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$33,440	$35,751
Accounts payable	208,672	154,614
Accrued expenses	329,221	356,473
Deferred revenue	194,344	182,759

Total Current Liabilities	765,677	729,597
Long-term Debt, net of current portion	3,232,848	3,207,464
Other Long-term Liabilities	89,990	113,136
Deferred Rent	63,636	73,005
Deferred Income Taxes	351,226	427,324
Commitments and Contingencies (see Note 10)
Minority Interests	9,089	3,548
Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,693,217 shares and 201,931,332 shares, respectively)	2,007	2,019
Additional paid-in capital	1,209,512	1,250,064
Retained earnings	509,875	591,912
Accumulated other comprehensive items, net	74,061	(41,215)

Total Stockholders' Equity	1,795,455	1,802,780

Total Liabilities and Stockholders' Equity	$6,307,921	$6,356,854

The accompanying notes are an integral part of these consolidated financial statements.

 IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2007	2008
Revenues:
Storage	$1,327,169	$1,499,074	$1,657,909
Service	1,023,173	1,230,961	1,397,225

Total Revenues	2,350,342	2,730,035	3,055,134
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,074,268	1,260,120	1,382,019
Selling, general and administrative	670,074	771,375	882,364
Depreciation and amortization	208,373	249,294	290,738
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(9,560)	(5,472)	7,483

Total Operating Expenses	1,943,155	2,275,317	2,562,604
Operating Income	407,187	454,718	492,530
Interest Expense, Net (includes Interest Income of $2,081, $4,694 and $5,485 in 2006, 2007 and 2008, respectively)	194,958	228,593	236,635
Other (Income) Expense, Net	(11,989)	3,101	31,028

Income Before Provision for Income Taxes and Minority Interest	224,218	223,024	224,867
Provision for Income Taxes	93,795	69,010	142,924
Minority Interests in Earnings (Losses) of Subsidiaries, Net	1,560	920	(94)

Net Income	$128,863	$153,094	$82,037

Net Income per Share—Basic	$0.65	$0.77	$0.41

Net Income per Share—Diluted	$0.64	$0.76	$0.40

Weighted Average Common Shares Outstanding—Basic	198,116	199,938	201,279

Weighted Average Common Shares Outstanding—Diluted	200,463	202,062	203,290

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME

(In thousands, except share data)

	Common Stock Voting
			Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Items	Total Stockholders' Equity
	Shares	Amounts
Balance, December 31, 2005	197,494,307	$1,975	$1,104,946	$244,524	$18,684	$1,370,129
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $4,387	1,615,274	16	39,155	—	—	39,171
Currency translation adjustment	—	—	—	—	14,659	14,659
Market value adjustments for hedging contracts, net of tax	—	—	—	—	43	43
Market value adjustments for securities, net of tax	—	—	—	—	408	408
Net income	—	—	—	128,863	—	128,863

Balance, December 31, 2006	199,109,581	1,991	1,144,101	373,387	33,794	1,553,273
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $6,765	1,583,636	16	42,583	—	—	42,599
Currency translation adjustment	—	—	—	—	40,480	40,480
Stock options issued in connection with an acquisition	—	—	22,828	—	—	22,828
Reserve related to uncertain tax positions (Note 7)	—	—	—	(16,606)	—	(16,606)
Market value adjustments for hedging contracts, net of tax	—	—	—	—	170	170
Market value adjustments for securities, net of tax	—	—	—	—	(383)	(383)
Net income	—	—	—	153,094	—	153,094

Balance, December 31, 2007	200,693,217	2,007	1,209,512	509,875	74,061	1,795,455
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $5,112	1,238,115	12	40,552	—	—	40,564
Currency translation adjustment	—	—	—	—	(114,613)	(114,613)
Market value adjustments for securities, net of tax	—	—	—	—	(663)	(663)
Net income	—	—	—	82,037	—	82,037

Balance, December 31, 2008	201,931,332	$2,019	$1,250,064	$591,912	$(41,215)	$1,802,780

	2006	2007	2008
COMPREHENSIVE INCOME:
Net Income	$128,863	$153,094	$82,037
Other Comprehensive (Loss) Income:
Foreign Currency Translation Adjustments	14,659	40,480	(114,613)
Market Value Adjustments for Hedging Contracts, Net of Tax	43	170	—
Market Value Adjustments for Securities, Net of Tax	408	(383)	(663)

Comprehensive Income (Loss)	$143,973	$193,361	$(33,239)

The accompanying notes are an integral part of these consolidated financial statements.

 IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2007	2008
Cash Flows from Operating Activities:
Net income	$128,863	$153,094	$82,037
Adjustments to reconcile net income to cash flows from operating activities:
Minority interests in earnings of subsidiaries, net	1,560	920	(94)
Depreciation	187,745	222,655	254,619
Amortization (includes deferred financing costs and bond discount of $5,463, $5,361, and $4,982, respectively)	26,091	32,000	41,101
Stock—based compensation expense	12,387	13,861	18,988
Provision for deferred income taxes	53,139	43,813	109,109
Loss on early extinguishment of debt	2,972	5,703	418
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(9,560)	(5,472)	7,483
Unrealized (Gain) Loss on foreign currency and other, net	(16,990)	17,110	50,312
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(53,867)	(33,650)	(25,934)
Prepaid expenses and other current assets	(12,317)	(11,973)	(5,923)
Accounts payable	9,008	14,213	(21,666)
Accrued expenses, deferred revenue and other current liabilities	37,320	25,932	12,836
Other assets and long-term liabilities	7,931	6,438	13,743

Cash Flows from Operating Activities	374,282	484,644	537,029
Cash Flows from Investing Activities:
Capital expenditures	(381,970)	(386,442)	(386,721)
Cash paid for acquisitions, net of cash acquired	(81,208)	(481,526)	(56,632)
Additions to customer relationship and acquisition costs	(14,251)	(16,403)	(14,182)
Investment in joint ventures	(5,943)	—	(1,709)
Proceeds from sales of property and equipment and other, net	16,658	17,736	(350)

Cash Flows from Investing Activities	(466,714)	(866,635)	(459,594)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(654,960)	(2,311,331)	(957,507)
Proceeds from revolving credit and term loan facilities and other debt	543,940	2,310,044	800,024
Early retirement of senior subordinated notes	(112,397)	—	(71,881)
Net proceeds from sales of senior subordinated notes	281,984	435,818	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	(2,068)	1,950	960
Proceeds from exercise of stock options and employee stock purchase plan	22,245	21,843	16,145
Excess tax benefits from stock-based compensation	4,387	6,765	5,112
Payment of debt financing costs	(397)	(8,084)	(985)

Cash Flows from Financing Activities	82,734	457,005	87,368
Effect of Exchange Rates on Cash and Cash Equivalents	1,654	5,224	(12,040)

(Decrease) Increase in Cash and Cash Equivalents	(8,044)	80,238	152,763
Cash and Cash Equivalents, Beginning of Year	53,413	45,369	125,607

Cash and Cash Equivalents, End of Year	$45,369	$125,607	$278,370

Supplemental Information:
Cash Paid for Interest	$185,072	$215,451	$242,145

Cash Paid for Income Taxes	$17,143	$33,994	$44,109

Non-Cash Investing Activities:
Capital Leases	$17,027	$17,207	$93,147

Accrued Capital Expenditures	$32,068	$59,979	$46,009

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008
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

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries. We are a global full-service provider of information protection and storage and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

2. Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Financial position and results of operations of Iron Mountain Europe Limited ("IME"), our European subsidiary, are consolidated for the appropriate periods based on its fiscal year ended October 31. All intercompany account balances have been eliminated.

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

  d.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies, whose functional currency is the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

adjustments are reflected in the accumulated other comprehensive items component of stockholders' equity. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. The total of such net gain amounted to $12,534, a net loss of $11,311, and a net loss of $28,882 for the years ended December 31, 2006, 2007 and 2008, respectively.

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

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Building and Building Improvements	5 to 50 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	3 to 20 years
Warehouse equipment	3 to 10 years
Vehicles	2 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2007	2008
Land and buildings	$1,073,548	$1,091,340
Leasehold improvements	314,858	346,837
Racking	1,158,017	1,198,015
Warehouse equipment/vehicles	202,496	275,866
Furniture and fixtures	68,091	72,678
Computer hardware and software	543,535	620,922
Construction in progress	161,980	144,857

	$3,522,525	$3,750,515

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when the software is placed in service. During the year ended December 31, 2006, we wrote-off $6,329 of previously deferred costs of our Worldwide Digital Business, primarily internal labor costs, associated with internal use software development projects that were discontinued prior to being implemented, and such costs are included as a component of selling, general and administrative expenses in the accompanying consolidated statement of operations. During the years ended December 31, 2007 and 2008, we wrote-off $1,263 and $610, respectively, of previously deferred software costs in our North American Physical Business, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

        In March 2005, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"), an interpretation of SFAS No. 143, "Accounting for Asset Retirement Obligations" ("SFAS No. 143"). FIN 47 clarifies that conditional asset retirement obligations meet the definition of liabilities and should be recognized when incurred if their fair values can be reasonably estimated. Uncertainty surrounding the timing and method of settlement that may be conditional on events occurring in the future are factored into the measurement of the liability rather than the existence of the liability. SFAS No. 143 established

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

accounting and reporting standards for obligations associated with the retirement of tangible long-lived assets required by law, regulatory rule or contractual agreement and the associated asset retirement costs. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2007	2008
Asset Retirement Obligations, beginning of the year	$7,074	$7,775
Liabilities Incurred	287	797
Liabilities Settled	(473)	(486)
Accretion Expense	887	1,010

Asset Retirement Obligations, end of the year	$7,775	$9,096

  g.
  Goodwill and Other Intangible Assets

        We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We currently have no intangible assets that have indefinite lives and which are not amortized, other then goodwill. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We periodically assess whether events or circumstances warrant a change in the life over which our intangible assets are amortized.

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2006, 2007 and 2008, and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2008, no factors were identified that would alter

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2008 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions (carrying value of goodwill, net amounts to $46,320 as of December 31, 2008). It is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2007 and 2008 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2006	$1,541,825	$499,267	$124,037	$2,165,129
Deductible goodwill acquired during the year	62,760	10,962	—	73,722
Non-deductible goodwill acquired during the year	89,044	18,982	135,360	243,386
Adjustments to purchase reserves	(26)	(469)	—	(495)
Fair value and other adjustments(1)	(11,392)	13,463	—	2,071
Currency effects	35,489	54,990	—	90,479

Balance as of December 31, 2007	1,717,700	597,195	259,397	2,574,292
Deductible goodwill acquired during the year	12,281	—	—	12,281
Non-deductible goodwill acquired during the year	—	5,999	—	5,999
Adjustments to purchase reserves	6,927	218	—	7,145
Fair value and other adjustments(2)	(3,302)	4,395	(5,348)	(4,255)
Currency effects	(44,146)	(99,012)	—	(143,158)

Balance as of December 31, 2008	$1,689,460	$508,795	$254,049	$2,452,304

(1)
Fair value and other adjustments primarily includes contingent payments of approximately $1,800 related to acquisitions made in previous years, as well as, adjustments to deferred taxes of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  approximately $(4,500) and finalization of customer relationship allocations from preliminary estimates previously recorded for two acquisitions in 2006 of approximately $4,700.

(2)
Fair value and other adjustments primarily includes $2,319 of cash paid related to prior year's acquisitions, adjustments to deferred taxes of approximately $(3,213), and finalization of deferred revenue, customer relationship and property, plant and equipment (primarily racking) allocations from preliminary estimates previously recorded of approximately $(3,361).

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

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $9,560 in the year ended December 31, 2006 consisted primarily of a gain on the sale of a facility in the U.K. in the fourth quarter of 2006 of approximately $10,499 offset by disposals and asset writedowns. Consolidated gains on disposal/writedown of property, plant and equipment, net of $5,472 in the year ended December 31, 2007 consisted primarily of a gain related to insurance proceeds from our property claim of $7,745 associated with the July 2006 fire in one of our London, England facilities, net of a $1,263 write-off of previously deferred software costs in our North American Physical Business associated with a discontinued product after implementation. Consolidated loss on disposal/writedown of property, plant and equipment, net of $7,483 in the year ended December 31, 2008 consisted primarily of losses on the writedown of certain facilities of approximately $6,019 in our North American Physical Business, $610 write-off of previously deferred software costs in our North American Physical Business associated with discontinued products after implementation and other disposals and asset writedowns.

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized. Costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2008) and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over approximately 4 years to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from six to 30 years (weighted average of 22 years at December 31, 2008). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value. As of December 31, 2007 and 2008, the gross carrying amount of customer relationships and acquisition costs was $557,192 and $541,300, respectively, and accumulated amortization of those costs was $76,789 and $97,571, respectively. For the years ended December 31, 2006, 2007 and 2008, amortization expense was $16,292, $22,110 and $28,366, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations. For the years ended December 31, 2007 and 2008, the charge to revenues associated with large volume accounts was $4,864 and $6,528, respectively, which represents the level anticipated over the next 5 years.

        Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over a weighted average period of nine years. As of December 31, 2007 and 2008, the gross carrying amount of other intangible assets was $50,004 and $55,682, respectively, and accumulated amortization of those costs was $13,183 and $20,815, respectively, included in other in other assets in the accompanying consolidated balance sheets. For the years ended December 31, 2006, 2007 and 2008, amortization expense was $4,336, $4,526 and $7,753, respectively, included in depreciation and amortization in the accompanying consolidated statements of operations.

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $5,206, $5,206, $5,206, $4,624 and $3,967 for 2009, 2010, 2011, 2012 and 2013, respectively) for the next five succeeding fiscal years is as follows:

Estimated Amortization Expense
2009	$32,812
2010	31,767
2011	28,969
2012	27,634
2013	26,399
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2007 and 2008, gross carrying amount of deferred financing costs was $52,034 and $52,778, respectively, and accumulated amortization of those costs was $18,004 and $19,592, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  k.
  Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2007	2008
Interest	$66,586	$60,305
Payroll and vacation	65,284	72,094
Restructuring costs (see Note 6)	1,857	2,278
Incentive compensation	45,333	45,134
Income taxes	2,025	—
Other	148,136	176,662

	$329,221	$356,473

  l.
  Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

maintenance and support accounted for less than 1% of our 2008 consolidated results. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

  m.
  Rent Normalization

        We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to CPI or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a deferred rent liability or other long-term asset and is being amortized over the remaining lives of the respective leases.

  n.
  Stock-Based Compensation

        We adopted SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") effective January 1, 2006 using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2006, 2007 and 2008 was $12,387 ($9,188 after tax or $0.05 per basic and diluted share), $13,861 ($10,164 after tax or $0.05 per basic and diluted share) and $18,988 ($15,682 after tax or $0.08 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $4,387, $6,765 and $5,112 for the years ended December 31, 2006, 2007 and 2008, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of December 31, 2008, 10-year vesting options represent 11.6% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        In December 2008, we amended each of the Iron Mountain Incorporated 2002 Stock Incentive Plan, the Iron Mountain Incorporated 1997 Stock Option Plan, the LiveVault Corporation 2001 Stock Incentive Plan and the Stratify, Inc. 1999 Stock Plan (each a "Plan" and, collectively, the "Plans") to provide that any unvested options and other awards granted under the respective Plan shall vest immediately should an employee be terminated by the Company, or terminate his or her own employment for good reason (as defined in each Plan), in connection with a vesting change in control (as defined in each Plan).

        A total of 37,536,442 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2008 was 8,898,531.

        The weighted average fair value of options granted in 2006, 2007 and 2008 was $9.89, $11.72 and $9.49 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2006	2007	2008
Expected volatility	24.2%	27.7%	26.7%
Risk-free interest rate	4.66%	4.42%	2.98%
Expected dividend yield	None	None	None
Expected life of the option	6.6 years	7.5 years	6.6 years

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

        A summary of option activity for the year ended December 31, 2008 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2007	11,996,635	$21.01
Granted	2,407,814	27.48
Exercised	(935,364)	9.82
Forfeited	(1,122,229)	26.04
Expired	(136,681)	21.38

Outstanding at December 31, 2008	12,210,175	$22.70	7.3	$50,412

Options exercisable at December 31, 2008	5,096,464	$17.20	6.0	$42,674

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The aggregate intrinsic value of stock options exercised for the years ended December 31, 2006, 2007 and 2008 was approximately $18,271, $24,113 and $17,307, respectively. The aggregate fair value of stock options vested for the years ended December 31, 2006, 2007 and 2008 was approximately $7,487, $29,361 and $17,825, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the years ended December 31, 2006, 2007 and 2008 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

        A summary of restricted stock activity for the year ended December 31, 2008 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2007	29,870	$21.69
Granted	—	—
Vested	(27,456)	20.24
Forfeited	(1,604)	28.16

Non-vested at December 31, 2008	810	37.53

        The total fair value of shares vested for the years ended December 31, 2006, 2007 and 2008 was $1,003, $863 and $823, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. Prior to the December 1, 2006 offering period, the price for shares purchased under the ESPP was 85% of the fair market price at either the beginning or the end of the offering period, whichever was lower. Beginning with the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

December 1, 2006 ESPP offering period, the price for shares purchased under the ESPP was changed to 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we no longer need to recognize compensation cost for our ESPP shares purchased beginning with the December 1, 2006 offering period and will, therefore, no longer have disclosure relative to our weighted average assumptions associated with determining the fair value stock option expense in our consolidated financial statements on a prospective basis relative to offering periods after December 1, 2006. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the years ended December 31, 2006, 2007 and 2008, there were 535,826 shares, 274,881 shares and 305,151 shares, respectively, purchased under the ESPP. The number of shares available for purchase at December 31, 2008 was 1,070,381.

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

        As of December 31, 2008, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $62,286 and is expected to be recognized over a weighted-average period of 4.3 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
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

        The following table presents the calculation of basic and diluted net income per share:

	Years Ended December 31,
	2006	2007	2008
Net income	$128,863	$153,094	$82,037

Weighted-average shares—basic	198,116,000	199,938,000	201,279,000
Effect of dilutive potential stock options	2,317,375	2,108,554	2,004,974
Effect of dilutive potential restricted stock	29,828	15,764	6,189

Weighted-average shares—diluted	200,463,203	202,062,318	203,290,163

Net income per share—basic	$0.65	$0.77	$0.41

Net income per share—diluted	$0.64	$0.76	$0.40

Antidilutive stock options, excluded from the calculation	725,398	2,039,601	4,065,455
  q.
  New Accounting Pronouncements

        In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS No. 141R"), and SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an amendment to ARB No. 51" ("SFAS No. 160"). SFAS No. 141R and SFAS No. 160 will require (a) more of the assets acquired and liabilities assumed to be measured at fair value as of the acquisition date, (b) liabilities related to contingent consideration to be remeasured at fair value in each subsequent period, (c) an acquirer to expense as incurred acquisition-related costs, such as transaction fees for attorneys, accountants and investment bankers, as well as, costs associated with restructuring the activities of the acquired company, and (d) noncontrolling interests in subsidiaries initially to be measured at fair value and classified as a separate component of equity. SFAS No. 141R is effective and provided for prospective application for fiscal years beginning after December 15, 2008. SFAS No. 160 is required to apply in comparative financial statements for fiscal years beginning after December 15, 2008. The impact of SFAS No. 141R and SFAS No. 160 is dependent upon the level of future acquisitions; however, they will generally result in (1) increased operating costs associated with the expensing of transaction and restructuring costs, as incurred, (2) increased volatility in earnings related to the fair valuing of contingent consideration through earnings in subsequent periods, and (3) increased depreciation, amortization and equity balances associated with the fair valuing of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

noncontrolling interests and their classification as a separate component of consolidated stockholders' equity.

        In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities—an Amendment of SFAS No. 133" ("SFAS No. 161"). SFAS No. 161 enhances required disclosures regarding derivatives and hedging activities, including enhanced disclosures regarding how: (a) an entity uses derivative instruments; (b) derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"); and (c) derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. Specifically, SFAS No. 161 requires:

  •
  Disclosure of the objectives for using derivative instruments in terms of underlying risk and accounting designation;

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

        In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS No. 162"). SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP (the "GAAP hierarchy"). SFAS No. 162 makes the GAAP hierarchy explicitly and directly applicable to preparers of financial statements, a step that recognizes preparers' responsibilities for selecting the accounting principles for their financial statements, and sets the stage for making the framework of the FASB Concept Statements fully authoritative. The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our financial statements and results of operations.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2006	$14,522	$23,147	$2,835	$597	$(25,944)	$15,157
2007	15,157	21,075	2,894	1,189	(21,069)	19,246
2008	19,246	31,885	10,702	(1,819)	(40,452)	19,562

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable.

s.
Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of the following:

	December 31,
	2007	2008
Foreign currency translation adjustments	$73,398	$(41,215)
Market value adjustments for securities, net of tax	663	—

	$74,061	$(41,215)

  t.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The only significant concentration of credit risk as of December 31, 2008 relates to cash and cash equivalents held on deposit with four global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2008, our cash and cash equivalent balance was $278,370, which included money market funds and time deposits amounting to $203,349. A substantial portion of these money market funds are invested in U.S. treasuries.

  u.
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value Measurements at December 31, 2008 Using
Description	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$163,251	$—		$163,251		$—
Time Deposits(1)	40,098	—		40,098		—
Available-for-Sale and Trading Securities	5,612	4,691	(2)	921	(1)	—
Derivative Assets(3)	13,675	—		13,675		—

(1)
Money market funds and time deposits (including those in certain available-for-sale and trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
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

v.
Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading, as defined by SFAS No. 115, "Accounting for Certain Investments and Debt and Equity Securities." As of December 31, 2007 and 2008, the fair value of the money market and mutual funds included in this trust amounted to $7,659 and $5,612, respectively, included in prepaid expenses and other in the accompanying consolidated balance sheets. For the year ended December 31, 2006 and 2007, the marketable securities included in the trust were classified as available-for-sale and net realized gains of $336 and $961 were included in other expense (income), net in the accompanying consolidated statements of operations. Cumulative unrealized gains, net of tax of $663 are included in other comprehensive items, net included in stockholders' equity as of December 31, 2007. During 2008, we classified these marketable securities included in the trust as trading and included in other expense (income), net in the accompanying consolidated statement of operations realized and unrealized net losses of $2,563 for the year ended December 31, 2008.

  w.
  Investments

        As of December 31, 2008, we have investments in joint ventures, including minority interests in Archive Management Solutions of 20% (Poland), in Team Delta Holding A/S of 20% (Denmark), in Iron Mountain Arsivleme Hizmetleri A.S. of 19.9% (Turkey), in Safe doc S.A. of 13% (Greece), and in Sispace AG of 15% (Switzerland). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

2007 and 2008, the carrying value related to these investments was $4,703 and $6,767, respectively, included in other assets in the accompanying consolidated balance sheets. Additionally, we have an investment in Image Tag comprised of equity and debt holdings of $829 as of December 31, 2008, which is accounted for using the cost method, included in other long-term assets in the accompanying consolidated balance sheet. We recorded a loss on our Image Tag investment in 2008 in the amount of $579 which is included in other (income) expense, net in the accompanying consolidated statement of operations. Additionally, we record interest payments received on outstanding borrowings with Image Tag as a reduction of our investment when received.

3. Derivative Instruments and Hedging Activities

        In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. This swap agreement was terminated in the second quarter of 2007. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest income of $646 and $34 for the years ended December 31, 2006 and 2007, respectively.

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

        In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars ("AUD") and 20,200 in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. These forward contracts typically settle on no more than a quarterly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. These forward contracts were not renewed in the third quarter of 2007. We recorded a realized loss of $3,179 and $5,906 for the years ended December 31, 2006 and 2007, respectively.

        Throughout 2007, we entered into a number of forward contracts to hedge our exposures in Euros, British pounds sterling and Canadian dollars. All such forwards were not renewed, except for forwards to hedge our exposures in British pounds sterling which were first issued beginning in the fourth quarter of 2007. During 2008, we entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of December 31, 2008, we had an outstanding forward contract to purchase 120,005 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. These forward contracts typically settle on no more than a quarterly basis, at which time we may enter into new forward contracts for the same underlying amounts to continue to hedge movements in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. We recorded a realized gain in connection with these forward contracts of $8,045 and $24,145 for the years ended December 31, 2007 and 2008, respectively. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. For years ended December 31, 2007 and 2008, we recorded an unrealized foreign exchange gain of $935 and $13,675, respectively, in other (income) expense, net in the accompanying statement of operations.

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries As a result, we recorded $6,136 ($3,926, net of tax) of foreign exchange losses related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2007. We recorded foreign exchange gains of $10,471 ($6,296, net of tax) related to the marking to market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2008.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt

        Long-term debt consists of the following:

	December 31, 2007		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$394,156	$394,156	$219,388	$219,388
Term Loan Facility(1)	408,500	408,500	404,400	404,400
8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes")(2)(3)	71,809	71,790	—	—
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")(2)(3)	447,981	453,844	447,961	423,241
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	299,595	281,619	217,185	157,459
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	437,680	437,366	436,768	398,911
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	316,047	302,534	316,541	272,800
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	178,395	172,151	143,203	126,018
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	210,750	200,000	177,250
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,692	50,000	49,720	42,813
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	372,719	353,054	356,875	249,834
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	—	—	300,000	246,750
Real Estate Mortgages(5)	7,381	7,381	5,868	5,868
Seller Notes(5)	8,329	8,329	2,758	2,758
Other(5)(6)	74,004	74,004	142,548	142,548

Total Long-term Debt	3,266,288		3,243,215
Less Current Portion	(33,440)		(35,751)

Long-term Debt, Net of Current Portion	$3,232,848		$3,207,464

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2007 and 2008).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2007 and 2008, respectively.

(3)
Collectively referred to as the Parent Notes. Iron Mountain Incorporated ("IMI") is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt (Continued)

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

(6)
Includes (a) capital lease obligations of $53,689 and $131,687 as of December 31, 2007 and 2008, respectively, and (b) other various notes and other obligations, which were assumed by us as a result of certain acquisitions and other agreements, of $20,315 and $10,861 as of December 31, 2007 and 2008, respectively.

a.
Revolving Credit Facility and Term Loans

        On April 16, 2007, we entered into a new credit agreement (the " Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750,000 and the existing IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900,000 to $1,200,000. The Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790,000 to an aggregate amount of $765,000 due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,703 in 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of December 31, 2008, we had $219,388 of outstanding borrowings under the revolving credit facility, of which $50,000 was denominated in U.S. dollars and the remaining balance was denominated in CAD 207,000; we also had various outstanding letters of credit totaling $39,165. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2008, was $506,447. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt (Continued)

interest rate in effect under the revolving credit facility ranged from 3.5% to 3.8% and term loan facility was 3.7%, respectively, as of December 31, 2008. For the years ended December 31, 2006, 2007 and 2008, we recorded commitment fees of $1,035, $1,307 and $1,561, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 4.5 and 3.8 as of December 31, 2007 and 2008, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 5.1 and 4.5 as of December 31, 2007 and 2008, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio. We were in compliance with all debt covenants in material agreements as of December 31, 2008.

  b.
  Notes Issued under Indentures

        As of December 31, 2008, we have nine series of senior subordinated notes issued under various indentures, eight are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt (Continued)

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

  •
  $300,000 principal amount of notes maturing on June 15, 2020 and bearing interest at a rate of 8% per annum, payable semi-annually in arrears on June 15 and December 15.

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

        In June 2008, we completed an underwritten public offering of $300,000 in aggregate principal amount of our 8% Senior Subordinated Notes due 2020, which were issued at par. Our net proceeds of $295,500, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $71,881 of aggregate principal amount of our outstanding 8 1/4% Senior Subordinated Notes (the "8 1/4% notes"), plus accrued and unpaid interest, all of which were called for redemption in June 2008 and paid off in July 2008, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including acquisitions and investments. We recorded a charge to other expense (income), net of $345 in the second quarter of 2008 related to the early extinguishment of the 8 1/4% notes, which consists of deferred financing costs and original issue discounts related to the 8 1/4% notes.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt (Continued)

option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	8 5/8% notes April 1,	7 1/4% notes April 15,	7 3/4% notes January 15,	6 5/8% notes July 1,	7 1/2% notes March 15,	8 3/4% notes July 15,	8% notes October 15,	6 3/4% notes October 15,	8% notes July 15,
2008	101.438%	—	103.875%	103.313%	—	—	—	—	—
2009	100.000%	103.625%	102.583%	102.208%	—	—	—	—	—
2010	100.000%	102.417%	101.292%	101.104%	—	—	—	—	—
2011	100.000%	101.208%	100.000%	100.000%	—	104.375%	104.000%	103.375%	—
2012	100.000%	100.000%	100.000%	100.000%	103.750%	102.917%	102.667%	102.250%	—
2013	100.000%	100.000%	100.000%	100.000%	102.500%	101.458%	101.333%	101.125%	104.000%
2014	—	100.000%	100.000%	100.000%	101.250%	100.000%	100.000%	100.000%	102.667%
2015	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	101.333%
2016	—	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

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

        Prior to June 15, 2013, the 8% notes due 2020 are redeemable at our option, in whole or in part, at a specified make-whole price.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

4. Debt (Continued)

actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures and other agreements governing our indebtedness. As of December 31, 2008, we were in compliance with all debt covenants in material agreements.

  c.
  Real Estate Mortgages

        In connection with the purchase of real estate and acquisitions, we assumed several mortgages on real property. The mortgages bear interest at rates ranging from 3.2% to 7.3% and are payable in various installments through 2023.

  d.
  Seller Notes

        In connection with the merger with Pierce Leahy in 2000, we assumed debt related to certain existing notes as a result of acquisitions which Pierce Leahy completed in 1999. The notes bear interest at a rate of 4.75% per year. The outstanding balance of 1,905 British pounds sterling ($2,758) on these notes at December 31, 2008 is due on demand through 2009 and is classified as a current portion of long-term debt.

  e.
  Other

        Other long-term debt includes various notes, capital leases and other obligations assumed by us as a result of certain acquisitions and other agreements. The outstanding balance of $142,548 on these notes at December 31, 2008 have a weighted average interest rate of 7.2%.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2009	$35,751
2010	26,952
2011	19,168
2012	245,654
2013	458,009
Thereafter	2,458,419

$3,243,953

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2007 and 2008 and for the years ended December 31, 2006, 2007 and 2008.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
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
Commitments and Contingencies (See Note 10)
Minority Interests	—	—	—	9,089	—	9,089
Stockholders' Equity	1,795,455	1,652,819	31,375	1,402,774	(3,086,968)	1,795,455

Total Liabilities and Stockholders' Equity	$4,615,870	$5,470,580	$515,658	$1,753,370	$(6,047,557)	$6,307,921

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$210,636	$17,069	$50,665	$—	$278,370
Accounts Receivable	—	373,902	30,451	148,477	—	552,830
Intercompany Receivable	1,021,450	—	12,927	—	(1,034,377)	—
Other Current Assets	13,776	81,755	8,793	40,868	—	145,192

Total Current Assets	1,035,226	666,293	69,240	240,010	(1,034,377)	976,392
Property, Plant and Equipment, Net	—	1,589,731	158,775	638,248	—	2,386,754
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,120,482	1,000	—	—	(2,121,482)	—
Investment in Subsidiaries	1,457,677	1,181,642	—	—	(2,639,319)	—
Goodwill	—	1,761,036	164,704	526,564	—	2,452,304
Other	30,731	324,346	11,543	175,192	(408)	541,404

Total Other Assets, Net	3,608,890	3,268,024	176,247	701,756	(4,761,209)	2,993,708

Total Assets	$4,644,116	$5,524,048	$404,262	$1,580,014	$(5,795,586)	$6,356,854

Liabilities and Stockholders' Equity
Intercompany Payable	$—	$976,173	$—	$58,204	$(1,034,377)	$—
Current Portion of Long-term Debt	4,687	18,482	—	12,582	—	35,751
Total Other Current Liabilities	56,445	427,570	22,062	187,769	—	693,846
Long-term Debt, Net of Current Portion	2,775,351	48,452	324,123	59,538	—	3,207,464
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,120,482	—	—	(2,121,482)	—
Other Long-term Liabilities	3,853	502,433	19,810	87,777	(408)	613,465
Commitments and Contingencies (See Note 10)
Minority Interests	—	—	—	3,548	—	3,548
Stockholders' Equity	1,802,780	1,430,456	38,267	1,170,596	(2,639,319)	1,802,780

Total Liabilities and Stockholders' Equity	$4,644,116	$5,524,048	$404,262	$1,580,014	$(5,795,586)	$6,356,854

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$960,421	$71,993	$294,755	$—	$1,327,169
Service	—	689,444	77,111	256,618	—	1,023,173

Total Revenues	—	1,649,865	149,104	551,373	—	2,350,342
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	718,154	77,169	278,945	—	1,074,268
Selling, General and Administrative	(47)	497,524	25,424	147,173	—	670,074
Depreciation and Amortization	79	142,746	9,784	55,764	—	208,373
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	704	166	(10,430)	—	(9,560)

Total Operating Expenses	32	1,359,128	112,543	471,452	—	1,943,155

Operating (Loss) Income	(32)	290,737	36,561	79,921	—	407,187
Interest Expense (Income), Net	167,668	(34,689)	12,768	49,211	—	194,958
Other Expense (Income), Net	45,253	(42,626)	(13)	(14,603)	—	(11,989)

(Loss) Income Before Provision for Income Taxes and Minority Interest	(212,953)	368,052	23,806	45,313	—	224,218
Provision for Income Taxes	—	75,407	8,418	9,970	—	93,795
Equity in the Earnings of Subsidiaries, Net of Tax	(341,816)	(46,918)	—	—	388,734	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(586)	2,146	—	1,560

Net Income	$128,863	$339,563	$15,974	$33,197	$(388,734)	$128,863

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,074,743	$84,075	$340,256	$—	$1,499,074
Service	—	790,997	89,350	350,614	—	1,230,961

Total Revenues	—	1,865,740	173,425	690,870	—	2,730,035
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	827,135	79,926	353,059	—	1,260,120
Selling, General and Administrative	(129)	548,918	30,146	192,440	—	771,375
Depreciation and Amortization	153	168,910	11,942	68,289	—	249,294
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,162	284	(6,918)	—	(5,472)

Total Operating Expenses	24	1,546,125	122,298	606,870	—	2,275,317

Operating (Loss) Income	(24)	319,615	51,127	84,000	—	454,718
Interest Expense (Income), Net	195,785	(9,411)	25,025	17,194	—	228,593
Other Expense (Income), Net	46,132	(2,301)	(5,087)	(35,643)	—	3,101

(Loss) Income Before Provision for Income Taxes and Minority Interest	(241,941)	331,327	31,189	102,449	—	223,024
Provision for Income Taxes	—	47,063	13,077	8,870	—	69,010
Equity in the Earnings of Subsidiaries, Net of Tax	(395,035)	(99,045)	—	—	494,080	—
Minority Interest in (Losses) Earnings of Subsidiaries, Net	—	—	(348)	1,268	—	920

Net Income	$153,094	$383,309	$18,460	$92,311	$(494,080)	$153,094

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,181,424	$92,532	$383,953	$—	$1,657,909
Service	—	900,437	98,355	398,433	—	1,397,225

Total Revenues	—	2,081,861	190,887	782,386	—	3,055,134
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	884,212	84,216	413,591	—	1,382,019
Selling, General and Administrative	109	626,983	33,175	222,097	—	882,364
Depreciation and Amortization	182	196,783	13,755	80,018	—	290,738
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	7,568	21	(106)	—	7,483

Total Operating Expenses	291	1,715,546	131,167	715,600	—	2,562,604

Operating (Loss) Income	(291)	366,315	59,720	66,786	—	492,530
Interest Expense (Income), Net	209,712	(28,760)	46,849	8,834	—	236,635
Other (Income) Expense, Net	(125,361)	(2,248)	(351)	158,988	—	31,028

(Loss) Income Before Provision for Income Taxes and Minority Interest	(84,642)	397,323	13,222	(101,036)	—	224,867
Provision (Benefit) for Income Taxes	—	138,454	(3,682)	8,152	—	142,924
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(166,679)	95,532	—	—	71,147	—
Minority Interests in Losses of Subsidiaries, Net	—	—	—	(94)	—	(94)

Net Income (Loss)	$82,037	$163,337	$16,904	$(109,094)	$(71,147)	$82,037

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2006
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(153,741)	$434,021	$35,437	$58,565	$—	$374,282
Cash Flows from Investing Activities:
Capital expenditures	—	(266,310)	(27,956)	(87,704)	—	(381,970)
Cash paid for acquisitions, net of cash acquired	—	(24,576)	(1,388)	(55,244)	—	(81,208)
Intercompany loans to subsidiaries	76,874	(36,506)	—	—	(40,368)	—
Investment in subsidiaries	(16,800)	(16,800)	—	—	33,600	—
Additions to customer relationship and acquisition costs	—	(9,263)	(516)	(4,472)	—	(14,251)
Investment in joint ventures	—	(2,814)	—	(3,129)	—	(5,943)
Proceeds from sales of property and equipment and other, net	—	257	124	16,277	—	16,658

Cash Flows from Investing Activities	60,074	(356,012)	(29,736)	(134,272)	(6,768)	(466,714)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(571,456)	(10,113)	(5,031)	(68,360)	—	(654,960)
Proceeds from revolving credit and term loan facilities and other debt	469,273	—	26,987	47,680	—	543,940
Early retirement of notes	(112,397)	—	—	—	—	(112,397)
Net proceeds from sales of senior subordinated notes	281,984	—	—	—	—	281,984
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	(2,068)	—	(2,068)
Intercompany loans from parent	—	(79,000)	(29,470)	68,102	40,368	—
Equity contribution from parent	—	16,800		16,800	(33,600)	—
Proceeds from exercise of stock options and employee stock purchase plan	22,245	—	—	—	—	22,245
Excess tax benefits from stock- based compensation	4,387	—	—	—	—	4,387
Payment of debt financing costs	(369)	—	—	(28)	—	(397)

Cash Flows from Financing Activities	93,667	(72,313)	(7,514)	62,126	6,768	82,734
Effect of exchange rates on cash and cash equivalents	—	—	58	1,596	—	1,654

Increase (Decrease) in cash and cash equivalents	—	5,696	(1,755)	(11,985)	—	(8,044)
Cash and cash equivalents, beginning of period	—	10,658	2,517	40,238	—	53,413

Cash and cash equivalents, end of period	$—	$16,354	$762	$28,253	$—	$45,369

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(177,057)	$474,366	$39,928	$147,407	$—	$484,644
Cash Flows from Investing Activities:
Capital expenditures	—	(248,102)	(16,360)	(121,980)	—	(386,442)
Cash paid for acquisitions, net of cash acquired	—	(415,611)	(2,303)	(63,612)	—	(481,526)
Intercompany loans to subsidiaries	(356,735)	(157,492)	—	—	514,227	—
Investment in subsidiaries	(20,298)	(20,298)	—	—	40,596	—
Additions to customer relationship and acquisition costs	—	(7,124)	(960)	(8,319)	—	(16,403)
Proceeds from sales of property and equipment and other, net	—	7,340	391	10,005	—	17,736

Cash Flows from Investing Activities	(377,033)	(841,287)	(19,232)	(183,906)	554,823	(866,635)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,239,836)	(10,894)	(723,277)	(337,324)	—	(2,311,331)
Proceeds from revolving credit and term loan facilities and other debt	1,481,750	9,056	762,498	56,740	—	2,310,044
Net proceeds from sales of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	1,950	—	1,950
Intercompany loans from parent	—	360,062	(190,165)	344,330	(514,227)	—
Equity contribution from parent	—	20,298	—	20,298	(40,596)	—
Proceeds from exercise of stock options and employee stock purchase plan	21,843	—	—	—	—	21,843
Excess tax benefits from stock- based compensation	6,765	—	—	—	—	6,765
Payment of debt financing costs	(5,490)	—	(2,687)	93	—	(8,084)

Cash Flows from Financing Activities	554,090	378,522	(6,871)	86,087	(554,823)	457,005
Effect of exchange rates on cash and cash equivalents	—	—	942	4,282	—	5,224

Increase in cash and cash equivalents	—	11,601	14,767	53,870	—	80,238
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$27,955	$15,529	$82,123	$—	$125,607

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(175,781)	$570,427	$14,041	$128,342	$—	$537,029
Cash Flows from Investing Activities:
Capital expenditures	—	(222,161)	(12,493)	(152,067)	—	(386,721)
Cash paid for acquisitions, net of cash acquired	—	(35,424)	—	(21,208)	—	(56,632)
Intercompany loans to subsidiaries	50,007	(57,558)	—	—	7,551	—
Investment in subsidiaries	(14,344)	(14,344)	—	—	28,688	—
Additions to customer relationship and acquisition costs	—	(8,795)	(416)	(4,971)	—	(14,182)
Investment in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	927	33	(1,310)	—	(350)

Cash Flows from Investing Activities	35,663	(337,355)	(12,876)	(181,265)	36,239	(459,594)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(880,451)	(14,993)	(44,729)	(17,334)	—	(957,507)
Proceeds from revolving credit and term loan facilities and other debt	776,650	114	11,212	12,048	—	800,024
Early retirement of senior subordinated notes	(71,881)	—	—	—	—	(71,881)
Net proceeds from sales of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) minority stockholders, net	—	—	—	960	—	960
Intercompany loans from parent	—	(49,856)	35,856	21,551	(7,551)	—
Equity contribution from parent	—	14,344	—	14,344	(28,688)	—
Proceeds from exercise of stock options and employee stock purchase plan	16,145	—	—	—	—	16,145
Excess tax benefits from stock-based compensation	5,112	—	—	—	—	5,112
Payment of debt financing costs	(957)	—	(28)	—	—	(985)

Cash Flows from Financing Activities	140,118	(50,391)	2,311	31,569	(36,239)	87,368
Effect of exchange rates on cash and cash equivalents	—	—	(1,936)	(10,104)	—	(12,040)

Increase (Decrease) in cash and cash equivalents	—	182,681	1,540	(31,458)	—	152,763
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$210,636	$17,069	$50,665	$—	$278,370

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

6. Acquisitions

        The acquisitions we consummated in 2006, 2007 and 2008 were accounted for using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was primarily provided through borrowings under our credit facilities, proceeds from the sale of senior subordinated notes and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended December 31, 2006, 2007 and 2008 are not presented due to the insignificant impact of the 2006, 2007 and 2008 acquisitions on our consolidated results of operations, respectively. Noteworthy acquisitions are as follows:

        To extend our leadership role in the information protection and storage services industry, in May 2007, we acquired ArchivesOne, Inc. ("ArchivesOne"), a leading provider of records and information management services in the United States. ArchivesOne had 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was $200,295 (net of cash acquired) for ArchivesOne.

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

        To enhance our existing operations in record management and information destruction business and expand our geographical footprint in North America, in May 2008, we acquired DocuVault for $31,378. DocuVault is a leading provider of records storage, secure shredding and data backup services in Denver and Colorado Springs.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2006		2007		2008
Cash Paid (gross of cash acquired)	$60,428	(1)	$490,966	(1)	$54,541	(1)
Fair Value of Options Issued	—		22,828		—

Total Consideration	60,428		513,794		54,541
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	7,758		45,819		3,172
Property, Plant and Equipment(2)	10,224		41,644		4,026
Customer Relationship Assets(3)	37,492		195,725		24,989
Core Technology	—		15,025		2,511
Other Assets	—		11,548		996
Liabilities Assumed(4)	(12,364)		(113,075)		(3,922)
Minority Interest	919	(5)	—		4,489	(5)

Total Fair Value of Identifiable Net Assets Acquired	44,029		196,686		36,261

Recorded Goodwill	$16,399		$317,108		$18,280

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2006, 2007 and 2008 are contingent and other payments of $21,382, $1,800 and $2,319, respectively, related to acquisitions made in previous years.

(2)
Consisted primarily of land, buildings, racking, and leasehold improvements.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2006, 2007 and 2008 were 18 years, 24 years, and 28 years, respectively.

(4)
Consisted primarily of accounts payable, accrued expenses and notes payable.

(5)
Consisted primarily of the carrying value of minority interests of European, Latin American and Asia Pacific partners at the date of acquisition in 2006 and the carrying value of minority interests in Brazil at the date of acquisition in 2008.

        Allocation of the purchase price for the 2008 acquisitions was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of certain 2008 transactions are subject to finalization of the assessment of the fair value of property, plant and equipment, intangible assets (primarily customer relationship assets), operating leases, restructuring purchase reserves, deferred revenue and deferred income taxes. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

6. Acquisitions (Continued)

exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at December 31, 2008 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

        The following is a summary of reserves related to such restructuring activities:

	2007	2008
Reserves, beginning of the year	$5,553	$3,602
Reserves established	2,246	8,694
Expenditures	(3,991)	(2,698)
Adjustments to goodwill, including currency effect(1)	(206)	(1,043)

Reserves, end of the year	$3,602	$8,555

    (1)
    Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At December 31, 2007, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($2,018), severance costs ($407) and other exit costs ($1,177). At December 31, 2008, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($7,315), severance costs ($94) and other exit costs ($1,146). These accruals are expected to be used prior to December 31, 2009 except for lease losses of $6,134, severance contracts of $61, and other exit costs of $82, all of which are based on contracts that extend beyond one year.

        In connection with our acquisition in India, we entered into a shareholder agreement in May 2006. The agreement contains a put provision that would allow the minority stockholder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $2,200). In accordance with FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—An Interpretation of FASB Statements No. 5, 57 and 107 and Rescission of FASB Interpretation No. 34," we recorded a liability representing our estimate of the fair value of the guarantee in the amount of $342 as of December 31, 2008.

        In connection with some of our acquisitions, we have contingent earn-out obligations that become payable in the event the businesses we acquired achieve specified revenue targets and/or multiples of earnings before interest, taxes, depreciation and amortization (as defined in the purchase agreements). These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2008 is approximately $26,145. These amounts are generally payable over periods ranging from 2009 through 2012 and approximately $25,661 of these payments, if made, will be treated as additional consideration as part of the acquisition and will increase goodwill, and approximately $484 of these payments, if made, will be recorded as compensation expense. We have recorded $0, $535 and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

6. Acquisitions (Continued)

$1,447 of compensation expense for the years ended December 31, 2006, 2007 and 2008, respectively, in the accompanying consolidated statements of operations related to contingent consideration arrangements.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $857, $1,170 and $4,495 for gross interest and penalties for the years ended December 31, 2006, 2007 and 2008, respectively.

        We had $3,630 and $8,125 accrued for the payment of interest and penalties as of December 31, 2007 and 2008, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
See Below	United States
1999 to present	Canada
2002 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return. We utilized losses from years beginning in 1990, 1991, and 1993 in our federal income tax returns for our 2005, 2006, and 2007 tax years, respectively. The normal statute of limitations for state purposes is between three to five years.

        The components of income (loss) before provision for income taxes and minority interest are:

	2006	2007	2008
U.S.	$163,028	$103,043	$315,122
Canada	26,816	22,100	16,128
Foreign	34,374	97,881	(106,383)

	$224,218	$223,024	$224,867

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2024 of $48,428 at December 31, 2008 to reduce future federal taxable income. We have an asset for state net operating losses of $23,304 (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22,898, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1,562, which have no expiration date and are available to reduce future income taxes, federal research credits of $1,654 which begin to expire in 2010, and foreign tax credits of $54,732, which begin to expire in 2014 through 2018.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2007 and 2008, we had approximately $72,908 and $84,566, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Approximately $37,510 of the 2008 reserve is related to pre-acquisition net operating loss carryforwards and other acquisition related items. If these tax positions are sustained, the reversal of these reserves will be recorded as a reduction of goodwill. Beginning with our adoption of SFAS No. 141R, effective January 1, 2009, the reversal of these reserves will be recorded as a reduction of our income tax provision. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2007	$83,958
Gross additions based on tax positions related to the current year	8,885
Gross additions for tax positions of prior years	1,076
Gross reductions for tax positions of prior years	(5,872)
Lapses of statutes	(14,947)
Settlements	(192)

Gross tax contingencies—December 31, 2007	$72,908
Gross additions based on tax positions related to the current year	7,735
Gross additions for tax positions of prior years	11,862
Gross reductions for tax positions of prior years	(4,504)
Lapses of statutes	(3,435)

Gross tax contingencies—December 31, 2008	$84,566

        Included in the balance of unrecognized tax benefits at December 31, 2007 and 2008 are $45,907 ($39,761 net of federal benefit) and $47,056 ($40,722 net of federal benefit), respectively, of tax benefits that, if recognized, would affect the effective tax rate. Beginning with our adoption of SFAS No. 141R, effective January 1, 2009, the reversal of all of these reserves of $84,566 ($78,231 net of federal tax benefit) as of December 31, 2008 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that approximately $4,214 of our unrecognized tax positions may be recognized by the end of 2009 as a result of a lapse of statute of limitations and would affect the effective tax rate.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2007	2008
Deferred Tax Assets:
Accrued liabilities	$22,762	$34,702
Deferred rent	15,085	18,471
Net operating loss carryforwards	66,411	63,152
AMT, research and foreign tax credits	67,889	57,948
Valuation Allowance	(43,404)	(44,843)
Other	44,211	40,065

	172,954	169,495
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(233,048)	(256,690)
Plant and equipment, principally due to differences in depreciation	(249,667)	(298,824)

	(482,715)	(555,514)

Net deferred tax liability	$(309,761)	$(386,019)

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions	Deductions	Balance at End of the Year
2006	$9,318	$10,713	$9,982	$(2,739)	$27,274
2007	27,274	23,962	—	(7,832)	43,404
2008	43,404	1,439	—	—	44,843

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $4,387, $6,765 and $5,112 for the years ended December 31, 2006, 2007 and 2008, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

7. Income Taxes (Continued)

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

        The provision for income taxes consists of the following components:

	Year Ended December 31,
	2006	2007	2008
Federal—current	$9,156	$11,429	$19,266
Federal—deferred	44,862	37,301	101,837
State—current	14,433	10,443	10,192
State—deferred	7,143	1,683	7,777
Foreign—current	16,258	3,325	4,357
Foreign—deferred	1,943	4,829	(505)

	$93,795	$69,010	$142,924

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision for income taxes and minority interests for the years ended December 31, 2006, 2007 and 2008, respectively, is as follows:

	Year Ended December 31,
	2006	2007	2008
Computed "expected" tax provision	$78,477	$78,058	$78,703
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	5,545	1,844	14,520
Increase in valuation allowance	10,713	23,962	1,439
Foreign tax rate differential and tax law change	(5,151)	(38,917)	31,443
Subpart F Income	—	—	5,368
Other, net	4,211	4,063	11,451

	$93,795	$69,010	$142,924

        Our effective tax rates for the years ended December 31, 2006, 2007 and 2008 were 41.8%, 30.9% and 63.6%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The increase in our effective tax rate in 2008 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2008, foreign currency gains were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with the marking to market of intercompany loan positions. Meanwhile, for 2007 the opposite occurred, foreign currency losses were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with marking to market intercompany loan positions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30		Dec. 31
2007
Total revenues	$632,512	$668,689	$701,833		$727,001
Operating income	99,793	111,234	128,787		114,904
Net income	34,707	39,052	51,334		28,001
Net income per share—basic	0.17	0.20	0.26		0.14
Net income per share—diluted	0.17	0.19	0.25		0.14
2008
Total revenues	$749,384	$768,857	$784,338		$752,555
Operating income	106,330	123,886	136,345		125,969
Net income	33,482	35,886	11,314	(1)	1,355	(2)
Net income per share—basic	0.17	0.18	0.06		0.01
Net income per share—diluted	0.16	0.18	0.06		0.01

(1)
The decrease in net income in the third quarter of 2008 compared to the same period in 2007 consists primarily of (a) an increase of $6,583 in foreign currency transaction losses due to the weakening of British pound sterling, Euro, Chilean peso and the Brazilian real against the U.S. dollar, and (b) an increase in effective tax rate from 17.0% to 81.6%, primarily due to significant unrealized foreign exchange gains and losses in different jurisdictions with different tax rates.

(2)
The decrease in net income in the fourth quarter of 2008 compared to the same period in 2007 consists primarily of (a) an increase of $9,631 in foreign currency transaction losses due to the weakening of British pound sterling, Euro, Chilean peso and the Brazilian real against the U.S. dollar, and (b) an increase in effective tax rate from 44.6% to 98.3%, primarily due to significant unrealized foreign exchange gains and losses in different jurisdictions with different tax rates.

9. Segment Information

        We have five operating segments, as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business

  •
  Worldwide Digital Business—information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, eDiscovery services

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

9. Segment Information (Continued)

    and third party technology escrow services that protect intellectual property assets such as software source code

  •
  Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K.)

  •
  Latin America—information protection and storage services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy and Data Protection

  •
  Asia Pacific—information protection and storage services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia, Malaysia, Sri Lanka and Taiwan, including Hard Copy and Data Protection

        The Latin America, Asia Pacific and Europe operating segments have been aggregated given their similar economic characteristics, products, customers and processes and reported as one reportable segment, "International Physical Business." The Worldwide Digital Business does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
2006
Total Revenues	$1,671,009	$539,335	$139,998	$2,350,342
Depreciation and Amortization	127,562	54,803	26,008	208,373
Depreciation	122,785	44,257	20,703	187,745
Amortization	4,777	10,546	5,305	20,628
Contribution	478,653	117,568	9,779	606,000
Total Assets	3,616,218	1,349,175	244,128	5,209,521
Expenditures for Segment Assets(1)	314,317	142,732	20,380	477,429
Capital Expenditures	278,488	83,024	20,458	381,970
Cash Paid for Acquisitions, Net of Cash acquired	26,042	55,244	(78)	81,208
Additions to Customer Relationship and Acquisition Costs	9,787	4,464	—	14,251
2007
Total Revenues	1,890,068	676,749	163,218	2,730,035
Depreciation and Amortization	154,898	67,135	27,261	249,294
Depreciation	146,149	54,805	21,701	222,655
Amortization	8,749	12,330	5,560	26,639
Contribution	539,027	135,714	23,799	698,540
Total Assets	4,174,541	1,692,174	441,206	6,307,921
Expenditures for Segment Assets(1)	549,151	184,821	150,399	884,371
Capital Expenditures	253,146	112,948	20,348	386,442
Cash Paid for Acquisitions, Net of Cash acquired	287,863	63,612	130,051	481,526
Additions to Customer Relationship and Acquisition Costs	8,142	8,261	—	16,403
2008
Total Revenues	2,067,316	764,812	223,006	3,055,134
Depreciation and Amortization	179,452	78,800	32,486	290,738
Depreciation	168,330	64,220	22,069	254,619
Amortization	11,122	14,580	10,417	36,119
Contribution	615,587	138,501	36,663	790,751
Total Assets	4,428,260	1,492,086	436,508	6,356,854
Expenditures for Segment Assets(1)	253,239	172,321	31,975	457,535
Capital Expenditures	208,560	146,142	32,019	386,721
Cash Paid for Acquisitions, Net of Cash acquired	35,468	21,208	(44)	56,632
Additions to Customer Relationship and Acquisition Costs	9,211	4,971	—	14,182

(1)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
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

        A reconciliation of Contribution to income before provision for income taxes and minority interest on a consolidated basis is as follows:

	Years Ended December 31,
	2006	2007	2008
Contribution	$606,000	$698,540	$790,751
Less: Depreciation and Amortization	208,373	249,294	290,738
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(9,560)	(5,472)	7,483
Interest Expense, Net	194,958	228,593	236,635
Other (Income) Expense, net	(11,989)	3,101	31,028

Income before Provision for Income Taxes and Minority Interest	$224,218	$223,024	$224,867

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our operations in different geographical areas is as follows:

	Years Ended December 31,
	2006	2007	2008
Revenues:
United States	$1,647,265	$1,862,809	$2,074,881
United Kingdom	312,393	368,008	382,971
Canada	154,801	179,636	197,031
Other International	235,883	319,582	400,251

Total Revenues	$2,350,342	$2,730,035	$3,055,134

Long-lived Assets:
United States	$3,029,827	$3,633,588	$3,728,501
United Kingdom	645,218	723,128	596,631
Canada	354,258	432,789	355,878
Other International	500,497	696,020	699,452

Total Long-lived Assets	$4,529,800	$5,485,525	$5,380,462

        Information as to our revenues by product and service lines is as follows:

	Years Ended December 31,
	2006	2007	2008
Revenues:
Records Management(1)(2)	$1,713,603	$1,954,233	$2,146,293
Data Protection & Recovery(1)(3)	466,538	536,217	612,158
Information Destruction(1)(4)	170,201	239,585	296,683

Total Revenues	$2,350,342	$2,730,035	$3,055,134

(1)
Each of the service offerings within our product and service lines has a component of revenue that is storage related and a component that is service revenues, except the Information Destruction service offering, which does not have a storage component.

(2)
Includes Business Records Management, Archiving and Discovery Services, Compliant Records Management and Consulting Services, Document Management Solutions, Fulfillment Services, Domain Name Management, Health Information Management Solutions, Film and Sound Archives and Energy Data Services.

(3)
Includes Physical Data Protection & Recovery Services, Online Computer and Server Backup and Intellectual Property Management.

(4)
Includes Physical Secure Shredding and Compliant Information Destruction.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of ten to fifteen years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases were classified as capital leases upon renewal. The 2008 impact of this change on our consolidated balance sheet as of December 31, 2008 was an increase in property, plant and equipment and debt of $58,517 and had no impact on 2008 operating results. Future operating results will have lower vehicle rent expense (a component of transportation costs within cost of sales), offset by an increased amount of combined depreciation and interest expense in future periods. Total rent expense (including common area maintenance charges) under all of our operating leases was $207,760, $240,833 and $280,360 (including $20,828 associated with vehicle leases which became capital leases in 2008) for the years ended December 31, 2006, 2007 and 2008, respectively. Included in total rent expense was sublease income of $3,740, $4,973 and $5,341 for the years ended December 31, 2006, 2007 and 2008, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payment	Sublease Income	Capital Leases
2009	$225,290	$3,341	$28,608
2010	201,315	1,847	27,146
2011	191,588	1,223	19,116
2012	186,600	1,071	25,489
2013	181,080	988	9,419
Thereafter	2,109,086	3,539	95,445

Total minimum lease payments	$3,094,959	$12,009	$205,223

Less amounts representing interest			(73,536)

Present value of capital lease obligations			$131,687

        We have guaranteed the residual value of certain vehicle operating leases to which we are a party. The maximum net residual value guarantee obligation for these vehicles as of December 31, 2008 was $30,415. Such amount does not take into consideration the recovery or resale value associated with these vehicles. We believe that it is not reasonably likely that we will be required to perform under

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

these guarantee agreements or that any performance requirement would have a material impact on our consolidated financial statements.

        In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $29,935, $13,401, $11,674, $461, $444 and $253 in 2009, 2010, 2011, 2012, 2013 and thereafter, respectively.

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

  c.
  London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2008
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

500 British pounds sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served and the preliminary issue of the enforceability of the limitations of liability in our contract is tentatively scheduled for trial in June 2009.

        We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues. We recorded approximately $12,927 to other (income) expense, net for the year ended December 31, 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received and amounted to $17,755 for the year ended December 31, 2007. We have received recoveries related to our property claim with our insurance carriers that exceed the carrying value of such assets. We have recorded a gain on the disposal of property, plant and equipment of $7,745 for the year ended December 31, 2007. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2006, 2007 and 2008, Schooner paid rent to us totaling $167, $168 and $152, respectively. We lease facilities from a trust of which one of our officers is the beneficiary. Our aggregate rental payment for such facilities during 2006, 2007 and 2008 was $1,113, $1,048 and $1,078, respectively.

        We have an agreement with Leo W. Pierce, Sr., our former Chairman Emeritus and the father of J. Peter Pierce, our former director, that requires pension payments of $8 per month until his death. The estimated remaining benefit is recorded in accrued expenses in the accompanying consolidated balance sheets in the amount of $442 as of December 31, 2008.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $9,997, $11,619 and $14,883 for the years ended December 31, 2006, 2007 and 2008, respectively.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: March 2, 2009

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Name

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors and Executive Chairman	March 2, 2009

/s/ BOB BRENNAN Bob Brennan	President and Chief Executive Officer and Director	March 2, 2009

/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2009

/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 2, 2009

/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	March 2, 2009

/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 2, 2009

/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 2, 2009

/s/ MICHAEL LAMACH Michael Lamach	Director	March 2, 2009

/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 2, 2009

/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	March 2, 2009

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
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
3.2	Amended and Restated Bylaws of the Company (as adopted on September 12, 2008). (Incorporated by reference to the Company's Current Report on Form 8-K dated September 17, 2008).
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

Exhibit	Item
4.7	Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
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
4.16
Seventh Supplemental Indenture, dated as of June 5, 2008, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2008).
4.17
Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 2000).
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.2	First Amendment to the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith).
10.3	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).

Exhibit	Item
10.4	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain/DE's Current Report on Form 8-K dated April 16, 1999).
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.7
Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders filed April 21, 2008).
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.9	Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.10	Amendment to Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
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
10.18
Form of Iron Mountain Incorporated 1997 Stock Option Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit	Item
10.19	Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 1). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.20
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.21
Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, by and between Iron Mountain Incorporated and Brian P. McKeon. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.22	Change in Control Agreement, dated December 10, 2008, by and between the Company and Brian P. McKeon. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.23	Change in Control Agreement, dated December 10, 2008, by and between the Company and Robert Brennan. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.24	Summary Description of Compensation Plan for Executive Officers. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
10.25	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005).
10.26	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).
10.27
Amendment to Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to Appendix D of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders filed April 21, 2008).
10.28	2008 Categories of Criteria under the 2003 Senior Executive Incentive Plan, as amended. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2008).
10.29	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).
10.30
Amendment to Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to Appendix B of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders filed April 21, 2008).
10.31	2008 Categories of Criteria under the 2006 Senior Executive Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2008).
10.32	Employment Agreement, dated as of August 11, 2008, by and between the Company and Robert Brennan. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008).
10.33	Contract of Employment with Iron Mountain, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).

Exhibit	Item
10.34	Amendment to Contract of Employment with Iron Mountain, dated as of 14th June 2006, between Iron Mountain (UK) Ltd and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.35	Compensation Plan for Non-Employee Directors. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.36	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.37
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.38
Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.39
Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.40
Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, Iron Mountain Information Management, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.41
Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.42
Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.43
Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.44
Master Construction Agency Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Construction Agent. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

Exhibit	Item
10.45	Credit Agreement, dated as of April 16, 2007, among the Company, Iron Mountain Canada Corporation, Iron Mountain Nova Scotia Funding Company, Iron Mountain Switzerland GmbH, the lenders party thereto, J.P. Morgan Securities Inc. and Barclays Capital, as Co-Lead Arrangers and Joint Bookrunners, Barclays Bank PLC and Bank of America, N.A., as Co-Syndication Agents, Citizens Bank of Massachusetts, The Royal Bank of Scotland PLC, The Bank of Nova Scotia and HSBC Bank USA, National Association, as Co-Documentation Agents, JPMorgan Chase Bank, N.A., Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Administrative Agent. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 20, 2007).
10.46
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
10.47
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
10.48
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
10.49
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