Form 10-Q
period 2009-03-31
IRON MOUNTAIN INC
filed 2009-05-08
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

        Number of shares of the registrant's Common Stock at May 4, 2009: 202,370,435

IRON MOUNTAIN INCORPORATED

Index

Part I.    Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2008	March 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$278,370	$271,831
Accounts receivable (less allowances of $19,562 and $20,559, respectively)	552,830	562,656
Deferred income taxes	41,305	39,305
Prepaid expenses and other	103,887	100,146

Total Current Assets	976,392	973,938
Property, Plant and Equipment:
Property, plant and equipment	3,750,515	3,744,345
Less—Accumulated depreciation	(1,363,761)	(1,407,992)

Net Property, Plant and Equipment	2,386,754	2,336,353
Other Assets, net:
Goodwill	2,452,304	2,412,524
Customer relationships and acquisition costs	443,729	427,864
Deferred financing costs	33,186	31,846
Other	64,489	62,039

Total Other Assets, net	2,993,708	2,934,273

Total Assets	$6,356,854	$6,244,564

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,751	$30,032
Accounts payable	154,614	121,211
Accrued expenses	356,473	312,791
Deferred revenue	182,759	199,679

Total Current Liabilities	729,597	663,713
Long-term Debt, net of current portion	3,207,464	3,130,363
Other Long-term Liabilities	113,136	114,459
Deferred Rent	73,005	75,924
Deferred Income Taxes	427,324	442,067
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 201,931,332 shares and 202,184,572 shares, respectively)	2,019	2,022
Additional paid-in capital	1,250,064	1,257,595
Retained earnings	591,912	620,711
Accumulated other comprehensive items, net	(41,215)	(65,732)

Total Iron Mountain Incorporated Stockholders' Equity	1,802,780	1,814,596

Noncontrolling Interests	3,548	3,442

Total Equity	1,806,328	1,818,038

Total Liabilities and Equity	$6,356,854	$6,244,564

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Revenues:
Storage	$404,317	$409,857
Service	345,067	313,489

Total Revenues	749,384	723,346
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	347,751	316,980
Selling, general and administrative	222,228	210,393
Depreciation and amortization	69,530	76,280
Loss (Gain) on disposal/writedown of property, plant and equipment, net	3,545	(1,504)

Total Operating Expenses	643,054	602,149
Operating Income	106,330	121,197
Interest Expense, Net (includes Interest Income of $1,219 and $789, respectively)	60,019	55,521
Other (Income) Expense, Net	(6,035)	7,155

Income Before Provision for Income Taxes	52,346	58,521
Provision for Income Taxes	18,272	31,577

Net Income	34,074	26,944
Less: Net Income (Loss) Attributable to Noncontrolling Interests	592	(1,855)

Net Income Attributable to Iron Mountain Incorporated	$33,482	$28,799

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.17	$0.14

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.16	$0.14

Weighted Average Common Shares Outstanding—Basic	200,871	202,066

Weighted Average Common Shares Outstanding—Diluted	203,421	203,312

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2007	$1,804,544	$—	200,693,217	$2,007	$1,209,512	$509,875	$74,061	$9,089
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $970	8,015	—	273,466	3	8,012	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(1,612)	(1,612)	—	—	—	—	(1,937)	325
Market value adjustments for securities, net of tax	(474)	(474)	—	—	—	—	(474)	—
Net income	34,074	34,074	—	—	—	33,482	—	592

Comprehensive Income		$31,988	—	—	—	—	—	—

Dividend payments	(130)		—	—	—	—	—	(130)

Balance, March 31, 2008	$1,844,417		200,966,683	$2,010	$1,217,524	$543,357	$71,650	$9,876

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008	$1,806,328	$—	201,931,332	$2,019	$1,250,064	$591,912	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans, including tax benefit of $545	7,534	—	253,240	3	7,531	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(22,761)	(22,761)	—	—	—	—	(24,517)	1,756
Net income (loss)	26,944	26,944	—	—	—	28,799	—	(1,855)

Comprehensive Income		$4,183	—	—	—	—	—	—

Noncontrolling interests equity contributions	374		—	—	—	—	—	374
Dividend payments	(381)		—	—	—	—	—	(381)

Balance, March 31, 2009	$1,818,038		202,184,572	$2,022	$1,257,595	$620,711	$(65,732)	$3,442

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Net Income	$34,074	$26,944
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,612)	(22,761)
Market Value Adjustments for Securities, Net of Tax	(474)	—

Total Other Comprehensive (Loss) Income	(2,086)	(22,761)

Comprehensive Income	31,988	4,183
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	917	(99)

Comprehensive Income Attributable to Iron Mountain Incorporated	$31,071	$4,282

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2008	2009
Cash Flows from Operating Activities:
Net income	$34,074	$26,944
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	61,396	67,552
Amortization (includes deferred financing costs and bond discount of $1,247 and $1,240, respectively)	9,381	9,968
Stock-based compensation expense	5,007	4,259
Provision for deferred income taxes	7,272	16,058
Loss (Gain) on disposal/writedown of property, plant and equipment, net	3,545	(1,504)
Unrealized (gain) loss on foreign currency and other, net	(3,462)	8,678
Realized gain on foreign currency, net	—	14,986
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(24,255)	(27,087)
Prepaid expenses and other current assets	1,297	(8,361)
Accounts payable	(17,731)	(12,486)
Accrued expenses, deferred revenue and other current liabilities	(4,865)	22,922
Other assets and long-term liabilities	862	5,563

Cash Flows from Operating Activities	72,521	127,492
Cash Flows from Investing Activities:
Capital expenditures	(93,787)	(71,921)
Cash paid for acquisitions, net of cash acquired	(3,779)	(1,432)
Additions to customer relationship and acquisition costs	(2,781)	(2,347)
Proceeds from sales of property and equipment and other, net	31	1,545

Cash Flows from Investing Activities	(100,316)	(74,155)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(294,728)	(61,889)
Proceeds from revolving credit and term loan facilities and other debt	302,895	2,209
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(71)	345
Proceeds from exercise of stock options and employee stock purchase plan	1,866	2,680
Excess tax benefits from stock-based compensation	970	545
Payment of debt financing costs	(120)	—

Cash Flows from Financing Activities	10,812	(56,110)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,200)	(3,766)

Decrease in Cash and Cash Equivalents	(18,183)	(6,539)
Cash and Cash Equivalents, Beginning of Period	125,607	278,370

Cash and Cash Equivalents, End of Period	$107,424	$271,831

Supplemental Information:
Cash Paid for Interest	$62,684	$51,611

Cash Paid for Income Taxes	$8,043	$13,595

Non-Cash Investing Activities:
Capital Leases	$17,338	$13,665

Accrued Capital Expenditures	$21,850	$25,600

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

        The consolidated balance sheet presented as of December 31, 2008 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2008 included in our Annual Report on Form 10-K filed on March 2, 2009.

        On January 1, 2009, we adopted Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an Amendment of ARB No. 51" ("SFAS No. 160"). The presentation and disclosure requirements of SFAS No. 160 have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in an increase to net income attributable to Iron Mountain Incorporated of $2,381, or $0.01 per diluted share. SFAS No. 160 includes a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero. Excluding the impacts of the adoption of SFAS No. 160, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $26,418 and $0.13 per share, respectively, for the three months ended March 31, 2009.

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

        b.     Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net gain of $5,931 and a net loss of $7,489 for the three months ended March 31, 2008 and 2009, respectively.

        c.     Goodwill and Other Intangible Assets

        We apply the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We currently have no intangible assets that have indefinite lives and which are not amortized, other than goodwill. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We periodically assess whether events or circumstances warrant a change in the life over which our intangible assets are amortized.

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2008, and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of March 31, 2009, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2008 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions (carrying value of goodwill, net amounts to $47,082 as of March 31, 2009). It is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

capitalization as of such dates. The changes in the carrying value of goodwill attributable to each reportable operating segment for the three month period ended March 31, 2009 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2008	$1,689,460	$508,795	$254,049	$2,452,304
Adjustments to purchase reserves	(59)	—	—	(59)
Fair value and other adjustments(1)	41	1,262	5	1,308
Currency effects	(3,867)	(37,162)	—	(41,029)

Balance as of March 31, 2009	$1,685,575	$472,895	$254,054	$2,412,524

(1)
Fair value and other adjustments primarily includes $1,432 of cash paid related to prior year's acquisitions.

        The components of our amortizable intangible assets at March 31, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$530,027	$(102,163)	$427,864
Core Technology(1)	50,089	(19,171)	30,918
Non-Compete Agreements(1)	1,666	(1,305)	361
Deferred Financing Costs	52,691	(20,845)	31,846

Total	$634,473	$(143,484)	$490,989

    (1)
    Included in other assets, net in the accompanying consolidated balance sheet.

        d.     Stock-Based Compensation

        We apply the provisions of SFAS No. 123R, "Share-Based Payment," ("SFAS No. 123R") using the modified prospective method. We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan based on the requirements of SFAS No. 123R (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three months ended March 31, 2008 and 2009 was $5,007 ($2,734 after tax or $0.01 per basic and diluted share) and $4,259 ($3,465 after tax or $0.02 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $970 and $545 for the three months ended March 31, 2008 and 2009, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of March 31, 2009, 10-year vesting options represent 10.2% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

        The weighted average fair value of options granted for the three months ended March 31, 2008 and 2009 was $9.40 and $6.43 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Three Months Ended March 31, 2008	Three Months Ended March 31, 2009
Expected volatility	25.7%	31.6%
Risk-free interest rate	2.84%	2.09%
Expected dividend yield	None	None
Expected life of the option	6.6 years	6.4 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the three months ended March 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	12,210,175	$22.70
Granted	371,415	17.99
Exercised	(253,240)	10.84
Forfeited	(70,759)	26.91
Expired	(74,477)	25.61

Outstanding at March 31, 2009	12,183,114	$22.77	7.3	$88,230

Options exercisable at March 31, 2009	5,467,548	$18.40	6.2	$33,776

        The aggregate intrinsic value of stock options exercised for the three months ended March 31, 2008 and 2009 was approximately $6,556 and $2,527, respectively. The aggregate fair value of stock options vested for the three months ended March 31, 2008 and 2009 was approximately $6,910 and $6,822, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We granted restricted stock in July 2005, which had a 3-year vesting period, and December 2006 and December 2007, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three months ended March 31, 2008 and 2009 is a portion of the cost related to restricted stock granted in July 2005, December 2006 and December 2007.

        A summary of restricted stock activity for the three months ended March 31, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	810	$37.53
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2009	810	$37.53

No shares vested during the three months ended March 31, 2008 and 2009.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. In the three months ended March 31, 2008 and 2009, there were no offering periods which ended under the ESPP and no shares were issued. The number of shares available for purchase at March 31, 2009 was 1,070,381.

        As of March 31, 2009, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $57,742 and is expected to be recognized over a weighted-average period of 4.2 years.

        We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

        e.     Income Per Share—Basic and Diluted

        In accordance with SFAS No. 128, "Earnings per Share," basic net income per common share is calculated by dividing net income attributable to Iron Mountain Incorporated by the weighted average number of common shares outstanding. The calculation of diluted net income per share is consistent with that of basic net income per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income per share attributable to Iron Mountain Incorporated:

	Three Months Ended March 31,
	2008	2009
Net income attributable to Iron Mountain Incorporated	$33,482	$28,799

Weighted-average shares—basic	200,871,000	202,066,000
Effect of dilutive potential stock options	2,528,923	1,245,503
Effect of dilutive potential restricted stock	21,251	—

Weighted-average shares—diluted	203,421,174	203,311,503

Net income per share attributable to Iron Mountain Incorporated—basic	$0.17	$0.14

Net income per share attributable to Iron Mountain Incorporated—diluted	$0.16	$0.14

Antidilutive stock options, excluded from the calculation	406,628	8,596,703

        f.      Revenues

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our 2008 and first quarter of 2009 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        h.     Income Taxes

        Our effective tax rates for the three months ended March 31, 2008 and 2009 were 34.9% and 54.0%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The increase in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions, which contributed 13.1% to the 2009 tax rate. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $250 and $1,250 for gross interest and penalties for the three months ended March 31, 2008 and 2009, respectively. We had $8,125 and $9,375 accrued for the payment of interest and penalties as of December 31, 2008 and March 31, 2009, respectively.

        i.      Fair Value Measurements

        We apply the provisions of SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles in the United States and expands disclosures about fair value measurements. Under SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115" ("SFAS No. 159"), entities are permitted to choose to measure many financial instruments and certain other items at fair value that previously were not required to be measured at fair value. We did not elect the fair value measurement option under SFAS No. 159 for any of these financial assets or liabilities.

        Our financial assets or liabilities are measured using inputs from the three levels of the fair value hierarchy. A financial asset or liability's classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement. The three levels are as follows:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2009:

		Fair Value Measurements at March 31, 2009 Using
Description	Total Carrying Value at March 31, 2009	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$168,426	$—		$168,426		$—
Time Deposits(1)	20,152	—		20,152		—
Available-for-Sale and Trading Securities	8,035	6,573	(2)	1,462	(1)	—
Derivative Assets(3)	3	—		3		—

(1)
Money market funds and time deposits (including those in certain available-for-sale and trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Our available-for-sale and trading securities are measured at fair value using quoted market prices.

(3)
Our derivative assets primarily relate to short-term foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        SFAS No. 157 also requires disclosure in the financial statements for items measured at fair value on a non-recurring basis. We did not have any items that are measured at fair value under this requirement for the three months ended March 31, 2009.

        j.      Use of Estimates

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities

        SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires that every derivative instrument be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2008 and March 31, 2009, none of our derivative instruments contained credit-risk related contingent features.

        Beginning in the fourth quarter of 2007, we entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of March 31, 2009, we had an outstanding forward contract to purchase 104,070 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three months ended March 31, 2009, there was $15,022 in net cash receipts included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2008 and March 31, 2009 and their gains and losses for the three months ended March 31, 2008 and 2009:

	Asset Derivatives
	December 31, 2008		March 31, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Foreign exchange contracts	Current assets	$13,675	Current assets	$3

Total		$13,675		$3

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under SFAS No. 133		2008	2009
Foreign exchange contracts	Other (income) expense, net	$537	$(1,350)

Total		$537	$(1,350)

        For the quarters ended March 31, 2008 and 2009, we designated 176,172 and 135,000 Euros, respectively, of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $18,868 ($12,076, net of tax) of foreign exchange losses for the three months ended March 31, 2008 and $12,001 ($7,321, net of tax) of foreign exchange gains for the three months ended March 31, 2009 related to the marking-to-market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity. As of March 31, 2009, net gains of $11,476 is recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. We completed no acquisitions during the first quarter of 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the three months ended March 31, 2009 is contingent and other payments of $1,432 related to acquisitions made in prior years.

        In connection with acquisitions prior to December 31, 2008, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at March 31, 2009 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2008	Three Months Ended March 31, 2009
Reserves, Beginning Balance	$3,602	$8,555
Reserves Established	8,694	—
Expenditures	(2,698)	(560)
Adjustments to Goodwill, including Currency Effect(1)	(1,043)	(140)

Reserves, Ending Balance	$8,555	$7,855

    (1)
    Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2009, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($7,078), severance costs ($86), and other exit costs ($691). These accruals are expected to be used prior to March 31, 2010, except for lease losses of $5,477, severance costs of $53, and other exit costs of $72, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2008		March 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$219,388	$219,388	$165,745	$165,745
Term Loan Facility(1)	404,400	404,400	403,375	403,375
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,961	423,241	447,956	446,754
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	217,185	157,459	213,210	182,694
7 3/4% Senior Subordinated Notes due 2015(2)(3)	436,768	398,911	436,540	423,169
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,541	272,800	316,665	294,400
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	143,203	126,018	140,123	133,116
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	177,250	200,000	197,750
8% Senior Subordinated Notes due 2018(2)(3)	49,720	42,813	49,727	47,550
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	356,875	249,834	334,273	272,180
8% Senior Subordinated Notes due 2020(2)(3)	300,000	246,750	300,000	277,875
Real Estate Mortgages, Capital Leases, Seller Notes and Other(5)	151,174	151,174	152,781	152,781

Total Long-term Debt	3,243,215		3,160,395
Less Current Portion	(35,751)		(30,032)

Long-term Debt, Net of Current Portion	$3,207,464		$3,130,363

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2008 and March 31, 2009).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2008 and March 31, 2009, respectively.

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

        On April 16, 2007, we entered into a new credit agreement (the " Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750,000 and the existing IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

the aggregate amount available to be borrowed under the Credit Agreement from $900,000 to $1,200,000. The Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790,000 to an aggregate amount of $765,000 due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2009, we had $165,745 of outstanding borrowings under the revolving credit facility, all of which were denominated in Canadian dollars (CAD 207,000); we also had various outstanding letters of credit totaling $38,805. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on March 31, 2009, was $560,450. The interest rate in effect under the revolving credit facility and term loan facility was 2.2% and 2.8%, respectively, as of March 31, 2009. For the three months ended March 31, 2008 and 2009, we recorded commitment fees of $343 and $482, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.6 as of December 31, 2008 and March 31, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.4 as of December 31, 2008 and March 31, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of March 31, 2009.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2008 and March 31, 2009 and for the three months ended March 31, 2008 and 2009.

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

	December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$210,636	$17,069	$50,665	$—	$278,370
Accounts Receivable	—	373,902	30,451	148,477	—	552,830
Intercompany Receivable	1,021,450	—	12,927	—	(1,034,377)	—
Other Current Assets	13,776	81,755	8,793	40,868	—	145,192

Total Current Assets	1,035,226	666,293	69,240	240,010	(1,034,377)	976,392
Property, Plant and Equipment, Net	—	1,589,731	158,775	638,248	—	2,386,754
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,120,482	1,000	—	—	(2,121,482)	—
Investment in Subsidiaries	1,457,677	1,181,642	—	—	(2,639,319)	—
Goodwill	—	1,761,036	164,704	526,564	—	2,452,304
Other	30,731	324,346	11,543	175,192	(408)	541,404

Total Other Assets, Net	3,608,890	3,268,024	176,247	701,756	(4,761,209)	2,993,708

Total Assets	$4,644,116	$5,524,048	$404,262	$1,580,014	$(5,795,586)	$6,356,854

Liabilities and Equity
Intercompany Payable	$—	$976,173	$—	$58,204	$(1,034,377)	$—
Current Portion of Long-term Debt	4,687	18,482	—	12,582	—	35,751
Total Other Current Liabilities	56,445	427,570	22,062	187,769	—	693,846
Long-term Debt, Net of Current Portion	2,775,351	48,452	324,123	59,538	—	3,207,464
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,120,482	—	—	(2,121,482)	—
Other Long-term Liabilities	3,853	502,433	19,810	87,777	(408)	613,465
Commitments and Contingencies (See Note 9)
Total Iron Mountain Incorporated Stockholders' Equity	1,802,780	1,430,456	38,267	1,170,596	(2,639,319)	1,802,780
Noncontrolling Interests	—	—	—	3,548	—	3,548

Total Equity	1,802,780	1,430,456	38,267	1,174,144	(2,639,319)	1,806,328

Total Liabilities and Equity	$4,644,116	$5,524,048	$404,262	$1,580,014	$(5,795,586)	$6,356,854

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$209,451	$20,073	$42,307	$—	$271,831
Accounts Receivable	—	378,891	31,640	152,125	—	562,656
Intercompany Receivable	1,031,895	—	8,617	—	(1,040,512)	—
Other Current Assets	128	85,051	10,217	44,055	—	139,451

Total Current Assets	1,032,023	673,393	70,547	238,487	(1,040,512)	973,938
Property, Plant and Equipment, Net	—	1,582,710	155,197	598,446	—	2,336,353
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,078,710	1,000	—	—	(2,079,710)	—
Investment in Subsidiaries	1,443,849	1,182,649	—	—	(2,626,498)	—
Goodwill	—	1,761,020	161,162	490,342	—	2,412,524
Other	29,603	318,501	11,086	162,961	(402)	521,749

Total Other Assets, Net	3,552,162	3,263,170	172,248	653,303	(4,706,610)	2,934,273

Total Assets	$4,584,185	$5,519,273	$397,992	$1,490,236	$(5,747,122)	$6,244,564

Liabilities and Equity
Intercompany Payable	$—	$1,000,179	$—	$40,333	$(1,040,512)	$—
Current Portion of Long-term Debt	4,611	14,894	1,259	9,268	—	30,032
Total Other Current Liabilities	62,479	409,744	21,383	140,075	—	633,681
Long-term Debt, Net of Current Portion	2,697,646	56,004	315,801	60,912	—	3,130,363
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,078,710	—	—	(2,079,710)	—
Other Long-term Liabilities	3,853	528,279	20,200	80,520	(402)	632,450
Commitments and Contingencies (See Note 9)
Total Iron Mountain Incorporated Stockholders' Equity	1,814,596	1,431,463	39,349	1,155,686	(2,626,498)	1,814,596
Noncontrolling Interests	—	—	—	3,442	—	3,442

Total Equity	1,814,596	1,431,463	39,349	1,159,128	(2,626,498)	1,818,038

Total Liabilities and Equity	$4,584,185	$5,519,273	$397,992	$1,490,236	$(5,747,122)	$6,244,564

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$284,382	$23,607	$96,328	$—	$404,317
Service	—	219,978	26,091	98,998	—	345,067

Total Revenues	—	504,360	49,698	195,326	—	749,384
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	225,449	22,797	99,505	—	347,751
Selling, General and Administrative	45	161,800	9,251	51,132	—	222,228
Depreciation and Amortization	32	46,023	3,529	19,946	—	69,530
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	3,245	(9)	309	—	3,545

Total Operating Expenses	77	436,517	35,568	170,892	—	643,054

Operating (Loss) Income	(77)	67,843	14,130	24,434	—	106,330
Interest Expense (Income), Net	52,361	(1,576)	8,080	1,154	—	60,019
Other Expense (Income), Net	8,574	(1,846)	—	(12,763)	—	(6,035)

(Loss) Income Before Provision for Income Taxes	(61,012)	71,265	6,050	36,043	—	52,346
Provision for Income Taxes	—	12,690	2,054	3,528	—	18,272
Equity in the Earnings of Subsidiaries, Net of Tax	(94,494)	(34,938)	—	—	129,432	—

Net Income	33,482	93,513	3,996	32,515	(129,432)	34,074
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	592	—	592

Net Income Attributable to Iron Mountain Incorporated	$33,482	$93,513	$3,996	$31,923	$(129,432)	$33,482

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$306,937	$20,685	$82,235	$—	$409,857
Service	—	212,770	22,244	78,475	—	313,489

Total Revenues	—	519,707	42,929	160,710	—	723,346
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	213,511	18,906	84,563	—	316,980
Selling, General and Administrative	20	158,099	7,221	45,053	—	210,393
Depreciation and Amortization	46	54,887	3,378	17,969	—	76,280
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	303	(39)	(1,768)	—	(1,504)

Total Operating Expenses	66	426,800	29,466	145,817	—	602,149

Operating (Loss) Income	(66)	92,907	13,463	14,893	—	121,197
Interest Expense (Income), Net	49,778	(6,449)	9,884	2,308	—	55,521
Other (Income) Expense, Net	(16,358)	3,101	—	20,412	—	7,155

(Loss) Income Before Provision for Income Taxes	(33,486)	96,255	3,579	(7,827)	—	58,521
Provision for Income Taxes	—	29,538	1,295	744	—	31,577
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(62,285)	5,313	—	—	56,972	—

Net Income	28,799	61,404	2,284	(8,571)	(56,972)	26,944
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(1,855)	—	(1,855)

Net Income Attributable to Iron Mountain Incorporated	$28,799	$61,404	$2,284	$(6,716)	$(56,972)	$28,799

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(44,381)	$93,837	$(1,562)	$24,627	$—	$72,521
Cash Flows from Investing Activities:
Capital expenditures	—	(66,418)	(2,146)	(25,223)	—	(93,787)
Cash paid for acquisitions, net of cash acquired	—	(3,265)	—	(514)	—	(3,779)
Intercompany loans to subsidiaries	12,483	(3,769)	—	—	(8,714)	—
Investment in subsidiaries	(90)	(90)	—	—	180	—
Additions to customer relationship and acquisition costs	—	(1,888)	(155)	(738)	—	(2,781)
Proceeds from sales of property and equipment and other, net	—	115	—	(84)	—	31

Cash Flows from Investing Activities	12,393	(75,315)	(2,301)	(26,559)	(8,534)	(100,316)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(262,025)	(10,206)	(19,172)	(3,325)	—	(294,728)
Proceeds from revolving credit and term loan facilities and other debt	291,267	97	6,564	4,967	—	302,895
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(71)	—	(71)
Intercompany loans from parent	—	(11,657)	2,551	392	8,714	—
Equity contribution from parent	—	90	—	90	(180)	—
Proceeds from exercise of stock options and employee stock purchase plan	1,866	—	—	—	—	1,866
Excess tax benefits from stock-based compensation	970	—	—	—	—	970
Payment of debt financing	(90)	—	(30)	—	—	(120)

Cash Flows from Financing Activities	31,988	(21,676)	(10,087)	2,053	8,534	10,812
Effect of exchange rates on cash and cash equivalents	—	—	(289)	(911)	—	(1,200)

Decrease in cash and cash equivalents	—	(3,154)	(14,239)	(790)	—	(18,183)
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$24,801	$1,290	$81,333	$—	$107,424

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(33,145)	$146,351	$2,863	$11,423	$—	$127,492
Cash Flows from Investing Activities:
Capital expenditures	—	(54,318)	(2,690)	(14,913)	—	(71,921)
Cash paid for acquisitions, net of cash acquired	—	(170)	—	(1,262)	—	(1,432)
Intercompany loans to subsidiaries	81,998	(4,283)	—	—	(77,715)	—
Investment in subsidiaries	(976)	(976)	—	—	1,952	—
Additions to customer relationship and acquisition costs	—	(1,609)	(199)	(539)	—	(2,347)
Proceeds from sales of property and equipment and other, net	—	167	4	1,374	—	1,545

Cash Flows from Investing Activities	81,022	(61,189)	(2,885)	(15,340)	(75,763)	(74,155)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(51,102)	(4,071)	(324)	(6,392)	—	(61,889)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	2,209	—	2,209
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	345	—	345
Intercompany loans from parent	—	(83,252)	4,051	1,486	77,715	—
Equity contribution from parent	—	976	—	976	(1,952)	—
Proceeds from exercise of stock options and employee stock purchase plan	2,680	—	—	—	—	2,680
Excess tax benefits from stock-based compensation	545	—	—	—	—	545

Cash Flows from Financing Activities	(47,877)	(86,347)	3,727	(1,376)	75,763	(56,110)
Effect of exchange rates on cash and cash equivalents	—	—	(701)	(3,065)	—	(3,766)

(Decrease) Increase in cash and cash equivalents	—	(1,185)	3,004	(8,358)	—	(6,539)
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$209,451	$20,073	$42,307	$—	$271,831

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Beginning January 1, 2009, we changed the composition of our segments to not allocate certain corporate and centrally controlled costs, which primarily include human resources, information technology and finance costs, as well as all stock-based compensation, which benefit the enterprise as a whole. These are now reflected as Corporate costs and are not allocated to our operating segments. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting.

        Corporate and our five operating segments are as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business

  •
  Worldwide Digital Business—information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party technology escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions

  •
  Europe—information protection and storage services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K.)

  •
  Latin America—information protection and storage services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy and Data Protection

  •
  Asia Pacific—information protection and storage services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia, Malaysia, Sri Lanka and Taiwan, including Hard Copy and Data Protection

  •
  Corporate—consists of costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

        The Latin America, Asia Pacific and Europe operating segments have been aggregated given their similar economic characteristics, products, customers and processes and reported as one reportable

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

segment, "International Physical Business." The Worldwide Digital Business does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended March 31, 2008
Total Revenues	$504,479	$191,182	$53,723	$—	$749,384
Depreciation and Amortization	35,505	18,602	7,861	7,562	69,530
Depreciation	33,228	15,388	5,250	7,530	61,396
Amortization	2,277	3,214	2,611	32	8,134
Contribution	171,028	41,752	7,635	(41,010)	179,405
Total Assets(1)	4,026,522	1,721,254	439,472	139,331	6,326,579
Expenditures for Segment Assets(2)	47,815	32,641	8,571	11,320	100,347
Capital Expenditures	42,480	31,389	8,598	11,320	93,787
Cash Paid for Acquisitions, Net of Cash acquired	3,292	514	(27)	—	3,779
Additions to Customer Relationship and Acquisition Costs	2,043	738	—	—	2,781
Three Months Ended March 31, 2009
Total Revenues	511,531	156,673	55,142	—	723,346
Depreciation and Amortization	41,577	17,647	8,802	8,254	76,280
Depreciation	38,655	14,500	6,189	8,208	67,552
Amortization	2,922	3,147	2,613	46	8,728
Contribution	194,890	29,160	10,193	(38,270)	195,973
Total Assets(1)	4,277,176	1,426,847	428,950	111,591	6,244,564
Expenditures for Segment Assets(2)	40,276	23,979	5,154	6,291	75,700
Capital Expenditures	38,279	22,202	5,149	6,291	71,921
Cash Paid for Acquisitions, Net of Cash acquired	165	1,262	5	—	1,432
Additions to Customer Relationship and Acquisition Costs	1,832	515	—	—	2,347

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

(2)
Includes capital expenditures, cash paid for acquisitions, net of cash acquired, and additions to customer relationship and acquisition costs in the accompanying consolidated statements of cash flows.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Contribution for each segment is defined as total revenues less cost of sales (excluding depreciation and amortization) and selling, general and administrative expenses which are directly attributable to the segment. Internally, we use Contribution as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Contribution to income before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2008	2009
Contribution	$179,405	$195,973
Less: Depreciation and Amortization	69,530	76,280
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	3,545	(1,504)
Interest Expense, net	60,019	55,521
Other (Income) Expense, net	(6,035)	7,155

Income before Provision for Income Taxes	$52,346	$58,521

(8) Commitments and Contingencies

a.
Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2008. See our Annual Report on Form 10-K filed on March 2, 2009 for amounts outstanding at December 31, 2008.

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

c.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited, a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pounds sterling in the aggregate, in accordance with the parties' contract. Detailed Particulars of Claim and Particulars of Virgin Drinks' counterclaim in respect of that matter have been filed and served and the preliminary issue of the enforceability of the limitations of liability in our contract is tentatively scheduled for trial in June 2009. We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2009 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2009, included herein, and for the year ended December 31, 2008, included in our Annual Report on Form 10-K for the year ended December 31, 2008.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future legislation, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost or potential liabilities associated with real estate necessary for our business; (8) the performance of business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S.; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; (10) claims that our technology violates the intellectual property rights of a third party; and (11) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2008. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

Non-GAAP Measures

Operating Income Before Depreciation and Amortization, or OIBDA

        OIBDA is defined as operating income before depreciation and amortization expenses. OIBDA Margin is calculated by dividing OIBDA by total revenues. We use multiples of current or projected OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe OIBDA and OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment and our ability to grow revenues faster than operating expenses. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) other (income) expense, net and (2) cumulative effect of change in accounting principle.

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended March 31,
	2008	2009
OIBDA	$175,860	$197,477
Less: Depreciation and Amortization	69,530	76,280

Operating Income	106,330	121,197
Less: Interest Expense, Net	60,019	55,521
Other (Income) Expense, Net	(6,035)	7,155
Provision for Income Taxes	18,272	31,577

Net Income	$34,074	$26,944

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
  Revenue Recognition

  •
  Accounting for Acquisitions

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K for the year ended December 31, 2008, as filed with the SEC on March 2, 2009. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2008.

Recent Accounting Pronouncements

        On January 1, 2009, we adopted Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an Amendment of ARB No. 51" ("SFAS No. 160"). The presentation and disclosure requirements of SFAS No. 160 have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in an increase to net income attributable to Iron Mountain Incorporated of $2.4 million, or $0.01 per diluted share. SFAS No. 160 includes a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero. Excluding the impacts of the adoption of SFAS No. 160, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $26.4 million and $0.13 per share, respectively, for the three months ended March 31, 2009.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2009 within each section.

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information protection and storage services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding business generates the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases are classified as capital leases upon renewal, or at lease inception, for new leases. The impact of this change on comparability to the prior period will be to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $21.0 million, offset by an increased amount of combined depreciation (by approximately $19.5 million) and interest expense (by approximately $3.1 million) for the year ending December 31, 2009.

        Beginning in the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to the major foreign currencies of our most significant international markets, which led to a decrease in reported revenue and expenses in the first quarter of 2009 as compared to the first quarter of 2008. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the increase in our international operations, these fluctuations have become material on individual balances. If exchange rates remain at current levels throughout 2009, we expect a decline in revenues and expenses as reported in U.S. dollars when comparing our 2009 results to our 2008 results. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income, operating margin, net income and net income attributable to Iron Mountain Incorporated is mitigated.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$2.021	$1.492	(26.2)%
Canadian dollar	$0.996	$0.805	(19.1)%
Euro*	$1.465	$1.318	(10.0)%

    *
    Corresponding to the appropriate periods based on Iron Mountain Europe Limited's fiscal year ended October 31.

Results of Operations

Comparison of Three Months Ended March 31, 2009 to Three Months Ended March 31, 2008 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$749,384	$723,346	$(26,038)	(3.5)%
Operating Expenses	643,054	602,149	(40,905)	(6.4)%

Operating Income	106,330	121,197	14,867	14.0%
Other Expenses, Net	72,256	94,253	21,997	30.4%

Net Income	34,074	26,944	(7,130)	(20.9)%
Net Income (Loss) Attributable to Noncontrolling Interests	592	(1,855)	(2,447)	(413.3)%

Net Income Attributable to Iron Mountain Incorporated	$33,482	$28,799	$(4,683)	(14.0)%

OIBDA(1)	$175,860	$197,477	$21,617	12.3%

OIBDA Margin(1)	23.5%	27.3%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

        Our consolidated storage revenues increased $5.5 million, or 1.4%, to $409.9 million for the three months ended March 31, 2009 from $404.3 million for the three months ended March 31, 2008. The increase is attributable to internal revenue growth of 7%, resulting from strength across all of our operating segments, offset by foreign currency exchange rate fluctuations of (6%).

        Consolidated service revenues decreased $31.6 million, or 9.2%, to $313.5 million for the three months ended March 31, 2009 from $345.1 million for the three months ended March 31, 2008. Service revenue internal growth was 0% as a result of solid core revenue internal growth of 7%, which was supported by consistent performance across all of our operating segments, offset by an internal growth rate of negative 15% for our complementary service revenues. As expected, complementary service revenues decreased primarily due to the completion of a large special project in Europe in the third quarter of 2008 and $13.1 million less revenue from the sale of recycled paper revenues resulting from a steep decline in recycled paper pricing. We also experienced softness in the first quarter of 2009 in the more discretionary revenues such as special project revenues, fulfillment services and software license sales. Unfavorable foreign currency exchange rate fluctuations reduced reported service revenues by 8% compared to the same period in 2008.

        For the reasons stated above, our consolidated revenues decreased $26.0 million, or 3.5%, to $723.3 million for the three months ended March 31, 2009 from $749.4 million for the three months ended March 31, 2008. Internal revenue growth was 9% and 4% for the three months ended March 31, 2008 and 2009, respectively. We calculate internal revenue growth in local currency for our international operations. For the quarter ended March 31, 2009, foreign currency exchange rate fluctuations impacted our reported revenues by (7%), primarily due to the weakening of the British pound sterling and the Canadian dollar against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2007			2008				2009
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenues	9%	8%	8%	8%	8%	8%	8%	7%
Service Revenues	11%	16%	12%	10%	9%	9%	5%	0%
Total Revenues	10%	12%	10%	9%	9%	8%	7%	4%

        Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. During the past eight quarters our storage internal growth rate has ranged between 7% and 9%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and recycled paper revenues. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that was completed in the third quarter of 2008; (3) continued growth in our secure shredding operations; and (4) declines in commodity prices for recycled paper and fuel and the expected softness in our complementary service revenues, such as special project revenues, fulfillment services and software license sales, beginning in the fourth quarter of 2008.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2008	2009			2008	2009
Labor	$166,685	$154,611	$(12,074)	(7.2)%	22.2%	21.4%	(0.8)%
Facilities	104,828	104,633	(195)	(0.2)%	14.0%	14.5%	0.5%
Transportation	37,389	28,099	(9,290)	(24.8)%	5.0%	3.9%	(1.1)%
Product Cost of Sales	14,911	8,181	(6,730)	(45.1)%	2.0%	1.1%	(0.9)%
Other	23,938	21,456	(2,482)	(10.4)%	3.2%	3.0%	(0.2)%

	$347,751	$316,980	$(30,771)	(8.8)%	46.4%	43.8%	(2.6)%

Labor

        For the three months ended March 31, 2009 as compared to the three months ended March 31, 2008, labor expense decreased approximately $12.4 million as a result of the impact of foreign currency. Overall, labor as a percentage of consolidated revenues decreased due to lower labor costs and productivity gains in our North American Physical Business.

Facilities

        Facilities costs decreased slightly for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily as a result of a decrease of approximately $7.6 million due to the impact of foreign currency, offset by increases of $7.4 million in rent and other facility-related expenses. The largest component of our facilities cost is rent expense, which increased in dollar terms by $2.0 million, net of foreign currency impact, over the same quarter in 2008 and decreased as a percentage of consolidated storage revenues from 12.9% for the three months ended March 31, 2008 to 12.2% for the three months ended March 31, 2009, mainly as a result of the impact of revenue mix. Other facilities costs increased in dollar terms in 2009 from 2008 due to increased common area charges of $2.3 million, costs of utilities of $1.6 million, and property taxes and insurance of $1.4 million, related to rising costs and an increased number of facilities.

Transportation

        Our transportation expenses decreased approximately $2.8 million as a result of the impact of foreign currency. Certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases are now classified as capital leases upon renewal or at inception for new leases. As a result, we had lower vehicle rent expense in our North America Physical segment of approximately $5.0 million (offset by an increased amount of combined depreciation of approximately $4.8 million and interest expense of approximately $0.8 million for the three months ended March 31, 2009). We expect this trend to continue throughout 2009. In addition, fuel costs have decreased by $2.4 million in 2009 compared to 2008, excluding the effects of foreign currency.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. Approximately $5.8 million of the decrease in product cost of sales for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, is due to the sale of our North American data product sales line in the second quarter of 2008, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers. An additional $2.5 million decrease resulted from unfavorable foreign currency fluctuations.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended March 31,				% of Consolidated Revenues
							Percentage Change (Favorable)/ Unfavorable
			Dollar Change	Percentage Change
	2008	2009			2008	2009
General and Administrative	$112,057	$109,487	$(2,570)	(2.3)%	15.0%	15.1%	0.1%
Sales, Marketing & Account Management	70,425	61,830	(8,595)	(12.2)%	9.4%	8.5%	(0.9)%
Information Technology	38,324	35,663	(2,661)	(6.9)%	5.1%	4.9%	(0.2)%
Bad Debt Expense	1,422	3,413	1,991	140.0%	0.2%	0.5%	0.3%

	$222,228	$210,393	$(11,835)	(5.3)%	29.7%	29.1%	(0.7)%

General and Administrative

        General and administrative expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased by approximately $7.4 million as a result of the impact of foreign currency. Other overhead and discretionary spending, such as recruiting, travel and entertainment, telephone, postage and supplies, decreased by $5.4 million due to disciplined cost management. These decreases were offset by an increase in legal and professional fees of $6.2 million. Compensation expense, including medical and other benefits, also increased by $4.0 million as a result of increased headcount.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased by $4.3 million as a result of the impact of foreign currency. Net of this imapct, sales, marketing and account management expenses decreased $4.3 million. The majority of our sales, marketing and account management costs are labor-related and are comprised mainly of compensation and commissions. Commissions expense decreased $2.1 million in the first quarter of 2009 compared to the same period in 2008, due to a shift in product mix in our digital sales resulting in less software license sales and increased subscription revenues. Marketing costs and other expenses decreased $4.1 million, due to lower discretionary spending on travel and entertainment and our enterprise-wide sales meeting which was held in 2008 but not in 2009. These decreases are partially offset by increased investments in sales and account management during 2008 and the first quarter of 2009 in our International Physical segment of $1.6 million.

Information Technology

        Information technology expenses for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 decreased by $1.4 million as a result of the impact of foreign currency. The largest component of our information technology cost is compensation expense, which remained flat, net of foreign currency impact. In addition, in the three months ended March 31, 2008, we wrote-off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Bad Debt Expense

        Consolidated bad debt expense increased $2.0 million to $3.4 million (0.5% of consolidated revenues) for the three months ended March 31, 2009 from $1.4 million (0.2% of consolidated revenues) for the three months ended March 31, 2008. We maintain an allowance for doubtful accounts and credit memos that is calculated based on our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2009 from 2008 is attributable to the worsening economic climate. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $6.8 million to $76.3 million (10.5% of consolidated revenues) for the three months ended March 31, 2009 from $69.5 million (9.3% of consolidated revenues) for the three months ended March 31, 2008. Depreciation expense increased $6.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to additional depreciation expense of approximately $4.8 million resulting from certain vehicle leases which had previously been classified as operating leases, being classified as capital leases upon renewal or at inception for new leases. We expect this trend to continue throughout 2009.

        Amortization expense increased $0.6 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. We expect that amortization expense will continue to increase as we acquire new businesses and reflect the full year impact of our 2008 acquisitions.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.5 million for the three months ended March 31, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset slightly by write-offs of certain fixed assets in North America.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $3.5 million for the three months ended March 31, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008.

OPERATING INCOME and OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $14.9 million, or 14.0%, to $121.2 million (16.8% of consolidated revenues) for the three months ended March 31, 2009 from $106.3 million (14.2% of consolidated revenues) for the three months ended March 31, 2008. Consolidated OIBDA increased $21.6 million, or 12.3%, to $197.5 million (27.3% of consolidated revenues) for the three months ended March 31, 2009 from $175.9 million (23.5% of consolidated revenues) for the three months ended March 31, 2008.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $4.5 million to $55.5 million (7.7% of consolidated revenues) for the three months ended March 31, 2009 from $60.0 million (8.0% of consolidated revenues) for the three months ended March 31, 2008, primarily due to a reduction in borrowings year-over-year under our revolving credit facility and a decrease in our weighted average interest rate to 6.9% as of March 31, 2009 from 7.1% as of March 31, 2008. There was a partially offsetting increase of $0.8 million related to interest expense recorded on capital leases on certain vehicle leases previously classified as operating leases prior to renewal or upon lease inception; we expect this trend to continue throughout 2009.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2008	2009
Foreign currency transaction (gains) losses, net	$(5,931)	$7,489	$13,420
Other, net	(104)	(334)	(230)

	$(6,035)	$7,155	$13,190

        Net foreign currency transaction losses of $7.5 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2009. Losses resulted primarily from the Euro, Russian Ruble and British pound sterling against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European subsidiaries, offset by gains as a result of British pounds sterling and Euro denominated debt, as well as British pounds sterling for U.S. dollar foreign currency swaps, held by our U.S. parent company.

        Net foreign currency transaction gains of $5.9 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2008. Gains resulted from the marking-to-market of Euro for U.S. dollar foreign currency swaps, gains as a result of the Euro and Canadian dollar against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, partially offset by losses on the marking-to-market of Euro denominated debt held by our U.S. parent company.

Provision for Income Taxes

        Our effective tax rates for the three months ended March 31, 2008 and 2009 were 34.9% and 54.0%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. The increase in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions, which contributed 13.1% to the 2009 tax rate.

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

NET INCOME

        As a result of all the foregoing factors, for the three months ended March 31, 2009, consolidated net income decreased $7.1 million, or 20.9%, to $26.9 million (3.7% of consolidated revenues) from net income of $34.1 million (4.5% of consolidated revenues) for the three months ended March 31, 2008. The increase in operating income noted above was primarily offset by foreign currency exchange rate impacts included in other income (expense), net as well as the impact of our tax rate for the first quarter of 2009. Net income attributable to noncontrolling interests was $0.6 million for the three months ended March 31, 2008, and reduced net income attributable to Iron Mountain Incorporated. For the three months ended March 31, 2009, net losses attributable to noncontrolling interests resulted in a benefit to net income attributable to Iron Mountain Incorporated of $1.9 million. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Beginning January 1, 2009, we changed the composition of our segments to not allocate certain corporate and centrally controlled costs, which primarily include human resources, information technology and finance costs, as well as all stock-based compensation, which benefit the enterprise as a whole. These are now reflected as Corporate costs and are not allocated to our operating segments. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Corporate and our operating segments are discussed below. Our reportable operating segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 7 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"). Our International Physical Business segment offers information protection and storage services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party technology escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions. Corporate consists of costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs primarily relate to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2008	2009
Segment Revenue	$504,479	$511,531	$7,052	1.4%
Segment Contribution(1)	$171,028	$194,890	$23,862	14.0%
Segment Contribution(1) as a Percentage of Segment Revenue	33.9%	38.1%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the three months ended March 31, 2009, revenue in our North American Physical Business segment increased 1.4% over the three months ended March 31, 2008, primarily due to internal growth of 4% supported by solid storage internal growth of 7% due to increased Hard Copy and Data Protection revenues. Service internal growth of 1% reflects continued organic growth in our core services business of 9% offset by decreased complementary services revenues due primarily to steep declines in recycled paper prices and the expected softness in special projects and fulfillment services. Additionally, unfavorable foreign currency fluctuations related to Canada resulted in decreased 2009 revenue, as measured in U.S. dollars, of approximately 2%. Contribution as a percentage of segment revenue increased in 2009 due mainly to pricing actions, productivity gains, disciplined cost management, lower vehicle rent expense due to the recharacterization of certain vehicle leases, and increased margin due to the sale of our low-margin data products division in 2008.

International Physical Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2008	2009
Segment Revenue	$191,182	$156,673	$(34,509)	(18.1)%
Segment Contribution(1)	$41,752	$29,160	$(12,592)	(30.2)%
Segment Contribution(1) as a Percentage of Segment Revenue	21.8%	18.6%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        Revenue in our International Physical Business segment decreased 18.1% during the three months ended March 31, 2009 over the same period last year due to foreign currency fluctuations in 2009, primarily in the United Kingdom, which resulted in decreased 2009 revenue, as measured in U.S. dollars, of approximately 22%, compared to 2008. This decline was offset by total internal revenue growth for the segment of 3%, supported by solid 8% storage internal growth, offset by service revenue internal growth of negative 1%. Service revenue internal growth includes the adverse impacts of a large European special project that was completed in the third quarter of 2008 which reduced complementary revenue growth, but otherwise reflects continued organic growth of 5% in our core services business. Contribution as a percentage of segment revenue decreased in 2009 primarily due to increased compensation expense related to increased investments in sales and business support during 2008 and the first quarter of 2009, which resulted in higher expense of $2.1 million in the first quarter of 2009 compared to the first quarter of 2008.

Worldwide Digital Business

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2008	2009
Segment Revenue	$53,723	$55,142	$1,419	2.6%
Segment Contribution(1)	$7,635	$10,193	$2,558	33.5%
Segment Contribution(1) as a Percentage of Segment Revenue	14.2%	18.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the three months ended March 31, 2009, revenue in our Worldwide Digital Business segment increased 2.6% over the same period in 2008, due to internal growth in digital storage revenue from our electronic records management offerings, offset by a decrease in license sales in 2009 over 2008. Contribution in the Worldwide Digital Business segment increased due to the impact of revenue mix and decreases in commissions and discretionary spending, including travel and entertainment.

Corporate

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2008	2009
Segment Contribution(1)	$(41,010)	$(38,270)	$2,740	6.7%
Segment Contribution(1) as a Percentage of Consolidated Revenue	(5.5)%	(5.3)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the three months ended March 31, 2009, expenses in corporate decreased 6.7% over the three months ended March 31, 2008, driven primarily by decreases in salaries and benefits (including incentive compensation) of $1.0 million, stock-based compensation expense of $0.7 million, and other expenses, which includes much of our discretionary spending, including supplies and telephone, decreased $1.9 million, offset by increases in professional fees of $0.9 million.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows as of and for the three months ended March 31 (in thousands),

	2008	2009
Cash flows provided by operating activities	$72,521	$127,492
Cash flows used in investing activities	(100,316)	(74,155)
Cash flows provided by (used in) financing activities	10,812	(56,110)
Cash and cash equivalents at the end of period	107,424	271,831

        Net cash provided by operating activities was $127.5 million for the three months ended March 31, 2009 compared to $72.5 million for the three months ended March 31, 2008. The increase resulted primarily from (a) an increase in net income, excluding non-cash charges of $16.1 million, (b) an increase in realized foreign exchange gains of $13.5 million, and (c) a decline in the use of working capital of $25.2 million over the same period last year.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the three months ended March 31, 2009 amounted to $71.9 million and $2.3 million, respectively. For the three months ended March 31, 2009, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding acquisitions, we expect our capital expenditures to be approximately $380 million in the year ending December 31, 2009. Included in our estimated capital expenditures for 2009 is approximately $55 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $56.1 million for the three months ended March 31, 2009. During the three months ended March 31, 2009, we paid $61.9 million on our revolving credit and term loans, had gross borrowings under our revolving credit and term loan facilities and other debt of $2.2 million, $2.7 million of proceeds from the exercise of stock options and employee stock purchase plan and $0.5 million of excess tax benefits from stock-based compensation.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases have been classified as capital leases, and certain others will be, upon renewal. The impact of these changes on our consolidated cash flow statement in the three months ended March 31, 2009 and for the remainder of 2009 is that payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows are now, and will be, reflected as a use of cash within the financing activities section of our consolidated statement of cash flows. For the first quarter of 2009, the amount of this impact was $5.0 million; we expect this trend to continue throughout 2009.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2009 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$165,745
Term Loan Facility(1)	403,375
8 5/8% Senior Subordinated Notes due 2013(2)	447,956
7 1/4% GBP Senior Subordinated Notes due 2014(2)	213,210
7 3/4% Senior Subordinated Notes due 2015(2)	436,540
6 5/8% Senior Subordinated Notes due 2016(2)	316,665
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	140,123
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,727
6 3/4% Euro Senior Subordinated Notes due 2018(2)	334,273
8% Senior Subordinated Notes due 2020(2)	300,000
Real Estate Mortgages, Capital Leases, Seller Notes and Other	152,781

Total Long-term Debt	3,160,395
Less Current Portion	(30,032)

Long-term Debt, Net of Current Portion	$3,130,363

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

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750 million and the existing IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900 million to $1.2 billion. The Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790 million to an aggregate amount of $765 million due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2009, we had $165.7 million of outstanding borrowings under the revolving credit facility, all of which were denominated in Canadian dollars (CAD 207.0 million); we also had various outstanding letters of credit totaling $38.8 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' EBITDA as defined in the Credit Agreement and current external debt, under the revolving credit facility on March 31, 2009, was $560.5 million. The interest rate in effect under the revolving credit facility and term loan facility was 2.2% and 2.8%, respectively, as of March 31, 2009.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.6 as of December 31, 2008 and March 31, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.4 as of December 31, 2008 and March 31, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of March 31, 2009.

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

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Note 3, 5, and 8 to Notes to Consolidated Financial Statements.

Net Operating Loss, Alternative Minimum Tax and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2024 of $34.1 million at March 31, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $23.3 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22.9 million, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1.6 million, which have no expiration date and are available to reduce future income taxes; federal research credits of $1.7 million which begin to expire in 2010; and foreign tax credits of $54.7 million, which begin to expire in 2014 through 2018.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2009 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1A.    Risk Factors

        There are no material changes from the risk factors previously disclosed under "Risk Factors" in Item 1A of our Annual Report on Form 10-K filed on March 2, 2009.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There was no common stock repurchased or sales of unregistered securities for the first quarter ended March 31, 2009.

Item 6.    Exhibits

  (a)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Iron Mountain Incorporated, as adopted on March 5, 2009 (Incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 2009).
3.2	Amended and Restated Bylaws of Iron Mountain Incorporated, as adopted on March 5, 2009-marked version (Incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 2009).
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 8, 2009 (DATE)	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)