Form 10-Q
period 2009-06-30
IRON MOUNTAIN INC
filed 2009-07-31
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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

        Number of shares of the registrant's Common Stock at July 27, 2009: 202,913,730

IRON MOUNTAIN INCORPORATED

Index

Part I.    Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2008	June 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$278,370	$316,056
Accounts receivable (less allowances of $19,562 and $22,718, respectively)	552,830	589,156
Deferred income taxes	41,305	37,988
Prepaid expenses and other	103,887	169,413

Total Current Assets	976,392	1,112,613
Property, Plant and Equipment:
Property, plant and equipment	3,750,515	3,871,496
Less—Accumulated depreciation	(1,363,761)	(1,484,180)

Net Property, Plant and Equipment	2,386,754	2,387,316
Other Assets, net:
Goodwill	2,452,304	2,449,457
Customer relationships and acquisition costs	443,729	432,443
Deferred financing costs	33,186	30,857
Other	64,489	59,813

Total Other Assets, net	2,993,708	2,972,570

Total Assets	$6,356,854	$6,472,499

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,751	$30,583
Accounts payable	154,614	123,618
Accrued expenses	356,473	316,435
Deferred revenue	182,759	206,135

Total Current Liabilities	729,597	676,771
Long-term Debt, net of current portion	3,207,464	3,208,384
Other Long-term Liabilities	113,136	114,012
Deferred Rent	73,005	79,271
Deferred Income Taxes	427,324	442,495
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 201,931,332 shares and 202,717,529 shares, respectively)	2,019	2,027
Additional paid-in capital	1,250,064	1,272,921
Retained earnings	591,912	708,349
Accumulated other comprehensive items, net	(41,215)	(34,562)

Total Iron Mountain Incorporated Stockholders' Equity	1,802,780	1,948,735

Noncontrolling Interests	3,548	2,831

Total Equity	1,806,328	1,951,566

Total Liabilities and Equity	$6,356,854	$6,472,499

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2008	2009
Revenues:
Storage	$416,195	$415,810
Service	352,662	330,218

Total Revenues	768,857	746,028
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	346,971	312,698
Selling, general and administrative	225,932	215,854
Depreciation and amortization	72,907	78,680
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(839)	742

Total Operating Expenses	644,971	607,974
Operating Income	123,886	138,054
Interest Expense, Net (includes Interest Income of $1,352 and $578, respectively)	59,757	55,175
Other Expense (Income), Net	3,532	(18,394)

Income Before Provision for Income Taxes	60,597	101,273
Provision for Income Taxes	24,859	13,761

Net Income	35,738	87,512
Less: Net Loss Attributable to Noncontrolling Interests	(148)	(126)

Net Income Attributable to Iron Mountain Incorporated	$35,886	$87,638

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.18	$0.43

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.18	$0.43

Weighted Average Common Shares Outstanding—Basic	200,855	202,502

Weighted Average Common Shares Outstanding—Diluted	203,038	204,199

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Revenues:
Storage	$820,512	$825,667
Service	697,729	643,707

Total Revenues	1,518,241	1,469,374
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	694,722	629,678
Selling, general and administrative	448,160	426,247
Depreciation and amortization	142,437	154,960
Loss (Gain) on disposal/writedown of property, plant and equipment, net	2,706	(762)

Total Operating Expenses	1,288,025	1,210,123
Operating Income	230,216	259,251
Interest Expense, Net (includes Interest Income of $2,571 and $1,367, respectively)	119,776	110,696
Other Income, Net	(2,503)	(11,239)

Income Before Provision for Income Taxes	112,943	159,794
Provision for Income Taxes	43,131	45,338

Net Income	69,812	114,456
Less: Net Income (Loss) Attributable to Noncontrolling Interests	444	(1,981)

Net Income Attributable to Iron Mountain Incorporated	$69,368	$116,437

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.35	$0.58

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.34	$0.57

Weighted Average Common Shares Outstanding—Basic	200,863	202,284

Weighted Average Common Shares Outstanding—Diluted	203,229	203,755

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2007	$1,804,544	$—	200,693,217	$2,007	$1,209,512	$509,875	$74,061	$9,089
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $4,146	24,074	—	762,181	7	24,067	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	11,790	11,790	—	—	—	—	12,018	(228)
Market value adjustments for securities, net of tax	(573)	(573)	—	—	—	—	(573)	—
Net income	69,812	69,812	—	—	—	69,368	—	444

Comprehensive Income		$81,029	—	—	—	—	—	—

Noncontrolling interests equity contributions	122		—	—	—	—	—	122
Parent purchase of noncontrolling interests	(4,490)		—	—	—	—	—	(4,490)
Dividend payments	(667)		—	—	—	—	—	(667)

Balance, June 30, 2008	$1,904,612		201,455,398	$2,014	$1,233,579	$579,243	$85,506	$4,270

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008	$1,806,328	$—	201,931,332	$2,019	$1,250,064	$591,912	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,483	22,865	—	786,197	8	22,857	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	8,412	8,412	—	—	—	—	6,653	1,759
Net income (loss)	114,456	114,456	—	—	—	116,437	—	(1,981)

Comprehensive Income		$122,868	—	—	—	—	—	—

Noncontrolling interests equity contributions	530		—	—	—	—	—	530
Dividend payments	(1,025)		—	—	—	—	—	(1,025)

Balance, June 30, 2009	$1,951,566		202,717,529	$2,027	$1,272,921	$708,349	$(34,562)	$2,831

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2008	2009
Net Income	$35,738	$87,512
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	13,402	31,173
Market Value Adjustments for Securities, Net of Tax	(99)	—

Total Other Comprehensive Income	13,303	31,173

Comprehensive Income	49,041	118,685
Comprehensive Loss Attributable to Noncontrolling Interests	(701)	(123)

Comprehensive Income Attributable to Iron Mountain Incorporated	$49,742	$118,808

	Six Months Ended June 30,
	2008	2009
Net Income	$69,812	$114,456
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	11,790	8,412
Market Value Adjustments for Securities, Net of Tax	(573)	—

Total Other Comprehensive Income	11,217	8,412

Comprehensive Income	81,029	122,868
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	216	(222)

Comprehensive Income Attributable to Iron Mountain Incorporated	$80,813	$123,090

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$69,812	$114,456
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	125,043	137,606
Amortization (includes deferred financing costs and bond discount of $2,438 and $2,517, respectively)	19,832	19,871
Stock-based compensation expense	9,835	9,136
Provision for deferred income taxes	11,179	15,425
Loss on early extinguishment of debt	345	—
Loss (Gain) on disposal/writedown of property, plant and equipment, net	2,706	(762)
Foreign currency transactions and other, net	(2,459)	(10,811)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(40,176)	(44,037)
Prepaid expenses and other current assets	7,972	(2,561)
Accounts payable	(23,552)	(17,202)
Accrued expenses, deferred revenue and other current liabilities	5,103	19,828
Other assets and long-term liabilities	3,993	7,342

Cash Flows from Operating Activities	189,633	248,291
Cash Flows from Investing Activities:
Capital expenditures	(174,130)	(133,876)
Cash paid for acquisitions, net of cash acquired	(46,318)	(1,448)
Additions to customer relationship and acquisition costs	(6,639)	(4,439)
Investment in joint ventures	(1,709)	—
Proceeds from sales of property and equipment and other, net	26	1,838

Cash Flows from Investing Activities	(228,770)	(137,925)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(753,936)	(99,904)
Proceeds from revolving credit and term loan facilities and other debt	562,718	15,574
Net proceeds from sales of senior subordinated notes	295,500	—
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	384	530
Proceeds from exercise of stock options and employee stock purchase plan	9,940	10,983
Excess tax benefits from stock-based compensation	4,146	2,483
Payment of debt financing costs	(763)	(97)

Cash Flows from Financing Activities	117,989	(70,431)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,262)	(2,249)

Increase in Cash and Cash Equivalents	77,590	37,686
Cash and Cash Equivalents, Beginning of Period	125,607	278,370

Cash and Cash Equivalents, End of Period	$203,197	$316,056

Supplemental Information:
Cash Paid for Interest	$117,634	$110,759

Cash Paid for Income Taxes	$25,876	$35,574

Non-Cash Investing Activities:
Capital Leases	$23,393	$29,596

Accrued Capital Expenditures	$22,993	$27,880

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

        The consolidated balance sheet presented as of December 31, 2008 has been derived from our audited consolidated financial statements. The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2008 included in our Current Report on Form 8-K filed on May 8, 2009.

        On January 1, 2009, we adopted Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an Amendment of ARB No. 51" ("SFAS No. 160"). The presentation and disclosure requirements of SFAS No. 160 have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in an increase to net income attributable to Iron Mountain Incorporated of $478, or $0.00 per diluted share for the three months ended June 30, 2009 and an increase to net income attributable to Iron Mountain Incorporated of $2,859, or $0.01 per diluted share for the six months ended June 30, 2009. SFAS No. 160 includes a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero. Excluding the impacts of the adoption of SFAS No. 160, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $87,160 and $0.43 per share, respectively, for the three months ended June 30, 2009 and $113,578 and $0.56 per share, respectively, for the six months ended June 30, 2009.

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

        b.     Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period, in accordance with Statement of Financial Accounting Standards ("SFAS") No. 52, "Foreign

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Currency Translation." Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net loss of $3,293 and a net gain of $2,638 for the three and six months ended June 30, 2008, respectively. We recorded a net gain of $17,127 and $9,638 for the three and six months ended June 30, 2009, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2008, and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of June 30, 2009, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2008 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions (carrying value of goodwill, net amounts to $54,982 as of June 30, 2009). It is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates. The changes in the carrying value of goodwill attributable to each reportable operating segment for the six month period ended June 30, 2009 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2008	$1,689,460	$508,795	$254,049	$2,452,304
Adjustments to purchase reserves	(81)	—	—	(81)
Fair value and other adjustments(1)	69	1,262	—	1,331
Currency effects	10,362	(14,459)	—	(4,097)

Balance as of June 30, 2009	$1,699,810	$495,598	$254,049	$2,449,457

(1)
Fair value and other adjustments primarily includes $1,448 of cash paid related to prior year's acquisitions.

        The components of our amortizable intangible assets at June 30, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$545,524	$(113,081)	$432,443
Core Technology(1)	50,144	(20,927)	29,217
Non-Compete Agreements(1)	1,666	(1,320)	346
Deferred Financing Costs	53,104	(22,247)	30,857

Total	$650,438	$(157,575)	$492,863

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

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and six months ended June 30, 2008 was $4,828 ($3,856 after tax or $0.02 per basic and diluted share) and $9,835 ($7,757 after tax or $0.04 per basic and diluted share), respectively, and for the three and six months ended June 30, 2009 was $4,877 ($3,781 after tax or $0.02 per basic and diluted share) and $9,136 ($7,246 after tax or $0.04 per basic and diluted share), respectively, for Employee Stock-Based Awards.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        SFAS No. 123R requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $4,146 and $2,483 for the six months ended June 30, 2008 and 2009, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of June 30, 2009, 10-year vesting options represent 9.7% of total outstanding options. Our directors are considered employees under the provisions of SFAS No. 123R.

        The weighted average fair value of options granted for the six months ended June 30, 2008 and 2009 was $10.22 and $9.67 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Six Months Ended June 30, 2008	Six Months Ended June 30, 2009
Expected volatility	25.8%	32.01%
Risk-free interest rate	3.25%	2.67%
Expected dividend yield	None	None
Expected life of the option	6.7 years	6.4 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the six months ended June 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	12,210,175	$22.70
Granted	1,454,453	25.71
Exercised	(645,531)	11.87
Forfeited	(155,442)	26.85
Expired	(95,786)	24.96

Outstanding at June 30, 2009	12,767,869	$23.53	7.4	$93,936

Options exercisable at June 30, 2009	5,715,556	$19.54	6.4	$36,350

        The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2008 was approximately $6,190 and $12,746, respectively. The aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2009 was approximately $6,113 and $8,640, respectively. The aggregate fair value of stock options vested for the three and six months ended June 30, 2008 was approximately $5,406 and $12,316, respectively. The aggregate fair value of stock options vested for the three and six months ended June 30, 2009 was approximately $6,254 and $13,076, respectively.

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We issued restricted stock in July 2005, which had a 3-year vesting period, and in December 2006, December 2007 and June 2009, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three and six months ended June 30, 2008 and 2009 is a portion of the cost related to restricted stock granted in July 2005, December 2006, December 2007 and June 2009.

        A summary of restricted stock activity for the six months ended June 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	810	$37.53
Granted	2,474	28.36
Vested	—	—
Forfeited	—	—

Non-vested at June 30, 2009	3,284	$30.62

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The total fair value of shares vested for the three and six months ended June 30, 2008 was $657. No shares vested during the three and six months ended June 30, 2009.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the six months ended June 30, 2008 and 2009, there were 157,514 shares and 136,966 shares, respectively, purchased under the ESPP. The number of shares available for purchase at June 30, 2009 was 933,415.

        As of June 30, 2009, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $63,763 and is expected to be recognized over a weighted-average period of 4.1 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income per share attributable to Iron Mountain Incorporated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Net income attributable to Iron Mountain Incorporated	$35,886	$87,638	$69,368	$116,437

Weighted-average shares—basic	200,855,000	202,502,000	200,863,000	202,284,000
Effect of dilutive potential stock options	2,179,402	1,696,813	2,354,163	1,471,158
Effect of dilutive potential restricted stock	3,098	—	12,175	—

Weighted-average shares—diluted	203,037,500	204,198,813	203,229,338	203,755,158

Net income per share attributable to Iron Mountain Incorporated—basic	$0.18	$0.43	$0.35	$0.58

Net income per share attributable to Iron Mountain Incorporated—diluted	$0.18	$0.43	$0.34	$0.57

Antidilutive stock options, excluded from the calculation	1,416,508	7,723,326	911,568	8,160,015

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our consolidated revenues for 2008 and the first six months of 2009. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        h.     Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2008 were 41.0% and 38.2%, respectively. Our effective tax rates for the three and six months ended June 30, 2009 were 13.6% and 28.4%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The decrease in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 25.8% and 11.6% for the three and six months ended June 30, 2009, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $1,139 and $1,625 for gross interest and penalties for the three and six months ended June 30, 2008, respectively. We recorded $486 and $1,736 for gross interest and penalties for the three and six months ended June 30, 2009, respectively. We had $8,125 and $9,861 accrued for the payment of interest and penalties as of December 31, 2008 and June 30, 2009, respectively.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2009:

		Fair Value Measurements at June 30, 2009 Using
Description	Total Carrying Value at June 30, 2009	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$198,654	$—		$198,654		$—
Time Deposits(1)	60,359	—		60,359		—
Available-for-Sale and Trading Securities	8,942	7,820	(2)	1,122	(1)	—
Derivative Liabilities(3)	103	—		103		—

(1)
Money market funds and time deposits (including those in certain available-for-sale and trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Our available-for-sale and trading securities are measured at fair value using quoted market prices.

(3)
Our derivative liabilities primarily relate to short-term foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        SFAS No. 157 also requires disclosure in the financial statements for items measured at fair value on a non-recurring basis. We did not have any items that are measured at fair value under this requirement for the three and six months ended June 30, 2009.

        j.      New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS No. 166") and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 will require additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. SFAS No. 166 and No. 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. We do not expect the adoption of SFAS No. 166 and No. 167 to have a material impact on our consolidated financial statements and results of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements and results of operations.

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

2008 and June 30, 2009, none of our derivative instruments contained credit-risk related contingent features.

        Beginning in the fourth quarter of 2007, we entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of June 30, 2009, we had an outstanding forward contract to purchase 121,322 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2009, there was $17,414 and $2,392, respectively, in net cash disbursements included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2008 and June 30, 2009 and their gains and losses for the three and six months ended June 30, 2008 and 2009:

Asset Derivatives
	December 31, 2008		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Foreign exchange contracts	Current assets	$13,675	Current assets	$—

Total
		$13,675		$—

	Liability Derivatives
	December 31, 2008		June 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments under SFAS No. 133
Foreign exchange contracts	Current liabilities	$—	Current liabilities	$103

Total
		$—		$103

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments under SFAS No. 133		2008	2009	2008	2009
Foreign exchange contracts	Other (income) expense, net	$989	$17,520	$1,526	$16,170

Total		$989	$17,520	$1,526	$16,170

        For the six months ended June 30, 2008 and 2009, we designated on average 176,587 and 113,500 Euros, respectively, of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $18 ($12, net of tax) and foreign exchange losses of $18,850 ($12,064, net of tax) for the three and six months ended June 30, 2008, respectively, related to the marking-to-market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity. We recorded foreign exchange losses of $7,729 ($4,830, net of tax) and foreign exchange gains of $4,272 ($2,491, net of tax) for the three and six months ended June 30, 2009, respectively, related to the marking-to-market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity. As of June 30, 2009, net gains of $6,646 is recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. We completed no acquisitions during the first six months of 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the six months ended June 30, 2009 is contingent and other payments of $1,448 related to acquisitions made in prior years.

        In connection with acquisitions prior to December 31, 2008, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions and were provided in accordance with EITF No. 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination." We finalize restructuring plans for each business no later than one year from the date of acquisition. Unresolved matters at June 30, 2009 primarily include completion of planned abandonments of facilities and severance contracts in connection with certain acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2008	Six Months Ended June 30, 2009
Reserves, Beginning Balance	$3,602	$8,555
Reserves Established	8,694	—
Expenditures	(2,698)	(1,249)
Adjustments to Goodwill, including Currency Effect(1)	(1,043)	(146)

Reserves, Ending Balance	$8,555	$7,160

    (1)
    Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At June 30, 2009, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($6,767), severance costs ($77), and other exit costs ($316). These accruals are expected to be used prior to June 30, 2010, except for lease losses of $5,013, severance costs of $44, and other exit costs of $74, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2008		June 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$219,388	$219,388	$161,302	$161,302
Term Loan Facility(1)	404,400	404,400	402,350	402,350
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,961	423,241	447,951	446,194
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	217,185	157,459	247,800	225,498
7 3/4% Senior Subordinated Notes due 2015(2)(3)	436,768	398,911	436,312	414,005
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,541	272,800	316,788	286,400
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	143,203	126,018	151,463	143,132
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	177,250	200,000	196,375
8% Senior Subordinated Notes due 2018(2)(3)	49,720	42,813	49,734	46,850
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	356,875	249,834	355,761	302,699
8% Senior Subordinated Notes due 2020(2)(3)	300,000	246,750	300,000	278,250
Real Estate Mortgages, Capital Leases, Seller Notes and Other(5)	151,174	151,174	169,506	169,506

Total Long-term Debt	3,243,215		3,238,967
Less Current Portion	(35,751)		(30,583)

Long-term Debt, Net of Current Portion	$3,207,464		$3,208,384

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2008 and June 30, 2009).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2008 and June 30, 2009, respectively.

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

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750,000 and the existing IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

the aggregate amount available to be borrowed under the Credit Agreement from $900,000 to $1,200,000. The Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790,000 to an aggregate amount of $765,000 due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of June 30, 2009, we had $161,302 of outstanding borrowings under the revolving credit facility, all of which were denominated in Australian dollars (AUD 9,000) and in Canadian dollars (CAD 178,000); we also had various outstanding letters of credit totaling $39,155. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on June 30, 2009, was $564,543. The interest rate in effect under the revolving credit facility and term loan facility was 4.8% and 2.2%, respectively, as of June 30, 2009. For the three and six months ended June 30, 2008, we recorded commitment fees of $300 and $643, respectively, and for the three and six months ended June 30, 2009, we recorded commitment fees of $493 and $975, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.6 as of December 31, 2008 and June 30, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.2 as of December 31, 2008 and June 30, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of June 30, 2009.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2008 and June 30, 2009 and for the three and six months ended June 30, 2008 and 2009.

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$255,603	$4,847	$55,606	$—	$316,056
Accounts Receivable	—	398,841	32,324	157,991	—	589,156
Intercompany Receivable	1,031,825	—	10,069	—	(1,041,894)	—
Other Current Assets	101	94,567	10,112	102,621	—	207,401

Total Current Assets	1,031,926	749,011	57,352	316,218	(1,041,894)	1,112,613
Property, Plant and Equipment, Net	—	1,580,615	169,291	637,410	—	2,387,316
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,167,906	1,000	—	—	(2,168,906)	—
Investment in Subsidiaries	1,537,401	1,275,924	—	—	(2,813,325)	—
Goodwill	—	1,761,024	174,204	514,229	—	2,449,457
Other	28,456	312,185	11,714	171,183	(425)	523,113

Total Other Assets, Net	3,733,763	3,350,133	185,918	685,412	(4,982,656)	2,972,570

Total Assets	$4,765,689	$5,679,759	$412,561	$1,639,040	$(6,024,550)	$6,472,499

Liabilities and Equity
Intercompany Payable	$—	$966,042	$—	$75,852	$(1,041,894)	$—
Current Portion of Long-term Debt	4,621	16,214	1,448	8,300	—	30,583
Total Other Current Liabilities	54,883	419,686	26,457	145,162	—	646,188
Long-term Debt, Net of Current Portion	2,752,597	61,139	317,282	77,366	—	3,208,384
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,167,906	—	—	(2,168,906)	—
Other Long-term Liabilities	3,853	524,034	20,134	88,182	(425)	635,778
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,948,735	1,524,738	47,240	1,241,347	(2,813,325)	1,948,735
Noncontrolling Interests	—	—	—	2,831	—	2,831

Total Equity	1,948,735	1,524,738	47,240	1,244,178	(2,813,325)	1,951,566

Total Liabilities and Equity	$4,765,689	$5,679,759	$412,561	$1,639,040	$(6,024,550)	$6,472,499

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$294,715	$24,006	$97,474	$—	$416,195
Service	—	221,072	26,293	105,297	—	352,662

Total Revenues	—	515,787	50,299	202,771	—	768,857
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	222,330	22,095	102,546	—	346,971
Selling, General and Administrative	18	157,474	9,603	58,837	—	225,932
Depreciation and Amortization	44	50,373	3,621	18,869	—	72,907
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(484)	17	(372)	—	(839)

Total Operating Expenses	62	429,693	35,336	179,880	—	644,971

Operating (Loss) Income	(62)	86,094	14,963	22,891	—	123,886
Interest Expense (Income), Net	52,457	(592)	7,797	95	—	59,757
Other Expense, Net	2,232	191	—	1,109	—	3,532

(Loss) Income Before Provision for Income Taxes	(54,751)	86,495	7,166	21,687	—	60,597
Provision for Income Taxes	—	18,490	2,418	3,951	—	24,859
Equity in the Earnings of Subsidiaries, Net of Tax	(90,637)	(21,262)	—	—	111,899	—

Net Income	35,886	89,267	4,748	17,736	(111,899)	35,738
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(148)	—	(148)

Net Income Attributable to Iron Mountain Incorporated	$35,886	$89,267	$4,748	$17,884	$(111,899)	$35,886

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$309,697	$22,475	$83,638	$—	$415,810
Service	—	222,328	23,331	84,559	—	330,218

Total Revenues	—	532,025	45,806	168,197	—	746,028
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	205,740	19,434	87,524	—	312,698
Selling, General and Administrative	20	161,191	8,062	46,581	—	215,854
Depreciation and Amortization	64	57,197	3,746	17,673	—	78,680
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(27)	183	586	—	742

Total Operating Expenses	84	424,101	31,425	152,364	—	607,974

Operating (Loss) Income	(84)	107,924	14,381	15,833	—	138,054
Interest Expense (Income), Net	48,988	(6,936)	10,291	2,832	—	55,175
Other Expense (Income) , Net	66,328	(6,184)	—	(78,538)	—	(18,394)

(Loss) Income Before Provision for Income Taxes	(115,400)	121,044	4,090	91,539	—	101,273
Provision (Benefit) for Income Taxes	—	8,578	(270)	5,453	—	13,761
Equity in the Earnings of Subsidiaries, Net of Tax	(203,038)	(89,775)	—	—	292,813	—

Net Income	87,638	202,241	4,360	86,086	(292,813)	87,512
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(126)	—	(126)

Net Income Attributable to Iron Mountain Incorporated	$87,638	$202,241	$4,360	$86,212	$(292,813)	$87,638

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$579,097	$47,613	$193,802	$—	$820,512
Service	—	441,050	52,384	204,295	—	697,729

Total Revenues	—	1,020,147	99,997	398,097	—	1,518,241
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	447,779	44,892	202,051	—	694,722
Selling, General and Administrative	63	319,274	18,854	109,969	—	448,160
Depreciation and Amortization	76	96,396	7,150	38,815	—	142,437
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	2,761	8	(63)	—	2,706

Total Operating Expenses	139	866,210	70,904	350,772	—	1,288,025

Operating (Loss) Income	(139)	153,937	29,093	47,325	—	230,216
Interest Expense (Income), Net	104,818	(2,168)	15,877	1,249	—	119,776
Other Expense (Income), Net	10,806	(1,655)	—	(11,654)	—	(2,503)

(Loss) Income Before Provision for Income Taxes	(115,763)	157,760	13,216	57,730	—	112,943
Provision for Income Taxes	—	31,180	4,472	7,479	—	43,131
Equity in the Earnings of Subsidiaries, Net of Tax	(185,131)	(56,200)	—	—	241,331	—

Net Income	69,368	182,780	8,744	50,251	(241,331)	69,812
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	444	—	444

Net Income Attributable to Iron Mountain Incorporated	$69,368	$182,780	$8,744	$49,807	$(241,331)	$69,368

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$616,634	$43,160	$165,873	$—	$825,667
Service	—	435,098	45,575	163,034	—	643,707

Total Revenues	—	1,051,732	88,735	328,907	—	1,469,374
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	419,251	38,340	172,087	—	629,678
Selling, General and Administrative	40	319,290	15,283	91,634	—	426,247
Depreciation and Amortization	110	112,084	7,124	35,642	—	154,960
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	276	144	(1,182)	—	(762)

Total Operating Expenses	150	850,901	60,891	298,181	—	1,210,123

Operating (Loss) Income	(150)	200,831	27,844	30,726	—	259,251
Interest Expense (Income), Net	98,766	(13,385)	20,175	5,140	—	110,696
Other Expense (Income) , Net	49,970	(3,083)	—	(58,126)	—	(11,239)

(Loss) Income Before Provision for Income Taxes	(148,886)	217,299	7,669	83,712	—	159,794
Provision for Income Taxes	—	38,116	1,025	6,197	—	45,338
Equity in the Earnings of Subsidiaries, Net of Tax	(265,323)	(84,462)	—	—	349,785	—

Net Income	116,437	263,645	6,644	77,515	(349,785)	114,456
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(1,981)	—	(1,981)

Net Income Attributable to Iron Mountain Incorporated	$116,437	$263,645	$6,644	$79,496	$(349,785)	$116,437

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(97,792)	$223,685	$12,205	$51,535	$—	$189,633
Cash Flows from Investing Activities:
Capital expenditures	—	(114,817)	(5,760)	(53,553)	—	(174,130)
Cash paid for acquisitions, net of cash acquired	—	(34,656)	—	(11,662)	—	(46,318)
Intercompany loans to subsidiaries	(48,480)	(12,027)	—	—	60,507	—
Investment in subsidiaries	(10,990)	(10,990)	—	—	21,980	—
Additions to customer relationship and acquisition costs	—	(4,234)	(267)	(2,138)	—	(6,639)
Investments in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	526	13	(513)	—	26

Cash Flows from Investing Activities	(59,470)	(176,198)	(6,014)	(69,575)	82,487	(228,770)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(700,754)	(11,346)	(33,786)	(8,050)	—	(753,936)
Proceeds from revolving credit and term loan facilities and other debt	549,150	114	6,564	6,890	—	562,718
Net proceeds from sale of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	384	—	384
Intercompany loans from parent	—	50,308	6,887	3,312	(60,507)	—
Equity contribution from parent	—	10,990	—	10,990	(21,980)	—
Proceeds from exercise of stock options and employee stock purchase plan	9,940	—	—	—	—	9,940
Excess tax benefits from stock-based compensation	4,146	—	—	—	—	4,146
Payment of debt financing	(720)	—	(43)	—	—	(763)

Cash Flows from Financing Activities	157,262	50,066	(20,378)	13,526	(82,487)	117,989
Effect of exchange rates on cash and cash equivalents	—	—	(235)	(1,027)	—	(1,262)

Increase (Decrease) in cash and cash equivalents	—	97,553	(14,422)	(5,541)	—	77,590
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$125,508	$1,107	$76,582	$—	$203,197

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(100,822)	$293,375	$15,562	$40,176	$—	$248,291
Cash Flows from Investing Activities:
Capital expenditures	—	(90,669)	(6,539)	(36,668)	—	(133,876)
Cash paid for acquisitions, net of cash acquired	—	(186)	—	(1,262)	—	(1,448)
Intercompany loans to subsidiaries	145,709	1,236	—	—	(146,945)	—
Investment in subsidiaries	(6,236)	(6,236)	—	—	12,472	—
Additions to customer relationship and acquisition costs	—	(3,181)	(362)	(896)	—	(4,439)
Proceeds from sales of property and equipment and other, net	—	889	26	923	—	1,838

Cash Flows from Investing Activities	139,473	(98,147)	(6,875)	(37,903)	(134,473)	(137,925)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(52,117)	(9,214)	(25,066)	(13,507)	—	(99,904)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	15,574	—	15,574
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	530	—	530
Intercompany loans from parent	—	(147,283)	3,452	(3,114)	146,945	—
Equity contribution from parent	—	6,236	—	6,236	(12,472)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,983	—	—	—	—	10,983
Excess tax benefits from stock-based compensation	2,483	—	—	—	—	2,483
Payment of debt financing costs	—	—	(37)	(60)	—	(97)

Cash Flows from Financing Activities	(38,651)	(150,261)	(21,651)	5,659	134,473	(70,431)
Effect of exchange rates on cash and cash equivalents	—	—	742	(2,991)	—	(2,249)

(Decrease) Increase in cash and cash equivalents	—	44,967	(12,222)	4,941	—	37,686
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$255,603	$4,847	$55,606	$—	$316,056

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

  •
  Latin America—information protection and storage services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy and Data Protection

  •
  Asia Pacific—information protection and storage services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia, Malaysia, Sri Lanka and Taiwan, including Hard Copy and Data Protection

  •
  Corporate—consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

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

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended June 30, 2008
Total Revenues	$517,101	$198,416	$53,340	$—	$768,857
Depreciation and Amortization	36,386	19,597	8,209	8,715	72,907
Depreciation	33,604	15,795	5,577	8,671	63,647
Amortization	2,782	3,802	2,632	44	9,260
Contribution	189,935	39,954	6,974	(40,909)	195,954
Expenditures for Segment Assets	73,174	42,719	6,288	4,559	126,740
Capital Expenditures	39,325	30,171	6,288	4,559	80,343
Cash Paid for Acquisitions, Net of Cash acquired	31,391	11,148	—	—	42,539
Additions to Customer Relationship and Acquisition Costs	2,458	1,400	—	—	3,858
Three Months Ended June 30, 2009
Total Revenues	524,309	163,997	57,722	—	746,028
Depreciation and Amortization	43,750	17,345	9,088	8,497	78,680
Depreciation	40,803	14,346	6,472	8,433	70,054
Amortization	2,947	2,999	2,616	64	8,626
Contribution	212,881	31,728	13,303	(40,436)	217,476
Expenditures for Segment Assets	30,967	23,835	4,112	5,149	64,063
Capital Expenditures	29,211	23,478	4,117	5,149	61,955
Cash Paid for Acquisitions, Net of Cash acquired	21	—	(5)	—	16
Additions to Customer Relationship and Acquisition Costs	1,735	357	—	—	2,092

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Six Months Ended June 30, 2008
Total Revenues	$1,021,580	$389,598	$107,063	$—	$1,518,241
Depreciation and Amortization	71,891	38,199	16,070	16,277	142,437
Depreciation	66,832	31,183	10,827	16,201	125,043
Amortization	5,059	7,016	5,243	76	17,394
Contribution	360,963	81,706	14,609	(81,919)	375,359
Total Assets(1)	4,172,348	1,774,105	434,394	127,763	6,508,610
Expenditures for Segment Assets	120,989	75,360	14,859	15,879	227,087
Capital Expenditures	81,805	61,560	14,886	15,879	174,130
Cash Paid for Acquisitions, Net of Cash acquired	34,683	11,662	(27)	—	46,318
Additions to Customer Relationship and Acquisition Costs	4,501	2,138	—	—	6,639
Six Months Ended June 30, 2009
Total Revenues	1,035,840	320,670	112,864	—	1,469,374
Depreciation and Amortization	85,327	34,992	17,890	16,751	154,960
Depreciation	79,458	28,846	12,661	16,641	137,606
Amortization	5,869	6,146	5,229	110	17,354
Contribution	407,771	60,888	23,496	(78,706)	413,449
Total Assets(1)	4,351,716	1,575,747	434,524	110,512	6,472,499
Expenditures for Segment Assets	71,243	47,814	9,266	11,440	139,763
Capital Expenditures	67,490	45,680	9,266	11,440	133,876
Cash Paid for Acquisitions, Net of Cash acquired	186	1,262	—	—	1,448
Additions to Customer Relationship and Acquisition Costs	3,567	872	—	—	4,439

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        A reconciliation of Contribution to income before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
Contribution	$195,954	$217,476	$375,359	$413,449
Less: Depreciation and Amortization	72,907	78,680	142,437	154,960
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(839)	742	2,706	(762)
Interest Expense, net	59,757	55,175	119,776	110,696
Other Expense (Income), net	3,532	(18,394)	(2,503)	(11,239)

Income before Provision for Income Taxes	$60,597	$101,273	$112,943	$159,794

(8) Commitments and Contingencies

a.
Leases

        We are a party to numerous operating leases. No material changes in the obligations associated with these leases have occurred since December 31, 2008. See our Current Report on Form 8-K filed on May 8, 2009 for amounts outstanding at December 31, 2008.

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

c.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted from human agency, i.e., arson, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. Both of those matters are being held in abeyance by agreement between the claimants and the solicitors appointed by our primary warehouse legal liability carrier. However, many of these claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited ("VDG"), a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pounds sterling in the aggregate, in accordance with the parties' contract. We and The VDG settled the case and, on June 8, 2009, a Consent Order was entered in the case, pursuant to which The VDG agreed that the terms of the contract limiting our liability are enforceable as written, and reimbursed our insurer with respect to costs to the extent of 50 British Pounds Sterling. We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues.

(9) Subsequent Events

        We have evaluated subsequent events through July 31, 2009, which is the date our financial statements were issued.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2009 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2009, included herein, and for the year ended December 31, 2008, included in our Current Report on Form 8-K dated May 8, 2009.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future legislation, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (7) the cost or potential liabilities associated with real estate necessary for our business; (8) the performance of business partners upon whom we depend for technical assistance or management and acquisition expertise outside the U.S.; (9) changes in the political and economic environments in the countries in which our international subsidiaries operate; (10) claims that our technology violates the intellectual property rights of a third party; and (11) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Current Report on Form 8-K dated May 8, 2009. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2009	2008	2009
OIBDA	$196,793	$216,734	$372,653	$414,211
Less: Depreciation and Amortization	72,907	78,680	142,437	154,960

Operating Income	123,886	138,054	230,216	259,251
Less: Interest Expense, Net	59,757	55,175	119,776	110,696
Other (Income) Expense, Net	3,532	(18,394)	(2,503)	(11,239)
Provision for Income Taxes	24,859	13,761	43,131	45,338

Net Income	$35,738	$87,512	$69,812	$114,456

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Current Report on Form 8-K, as filed with the SEC on May 8, 2009. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2008.

Recent Accounting Pronouncements

        On January 1, 2009, we adopted Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statement—an Amendment of ARB No. 51" ("SFAS No. 160"). The presentation and disclosure requirements of SFAS No. 160 have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of SFAS No. 160 resulted in an increase to net income attributable to Iron Mountain Incorporated of $0.5 million, or $0.00 per diluted share, for the three months ended June 30, 2009, and an increase to net income attributable to Iron Mountain Incorporated of $2.9 million, or $0.01 per diluted share, for the six months ended June 30, 2009. SFAS No. 160 includes a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero. Excluding the impacts of the adoption of SFAS No. 160, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $87.2 million and $0.43 per share and $113.6 million and $0.56 per share, respectively, for the three and six months ended June 30, 2009.

        In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 166, "Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140" ("SFAS No. 166") and SFAS No. 167, "Amendments to FASB Interpretation No. 46(R)" ("SFAS No. 167"). SFAS No. 166 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures. SFAS No. 167 will require additional disclosures about the involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. SFAS No. 166 and No. 167 will be effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity. We do not expect the adoption of SFAS No. 166 and No. 167 to have a material impact on our consolidated financial statements and results of operations.

        In June 2009, the FASB issued SFAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of SFAS No. 162" ("SFAS No. 168"). SFAS No. 168 establishes the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. SFAS No. 168 will be effective for financial statements issued for interim and annual periods ending after September 15, 2009. We do not expect the adoption of SFAS No. 168 to have a material impact on our consolidated financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2009 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed on a year-to-date basis.

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

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases are classified as capital leases upon renewal, or at lease inception, for new leases. The impact of this change on comparability to the prior period will be to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $22.3 million, offset by an increased amount of combined depreciation (by approximately $20.6 million) and interest expense (by approximately $3.3 million) for the year ending December 31, 2009.

        Beginning in the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to the major foreign currencies of our most significant international markets, which led to a decrease in reported revenue and expenses in the first half of 2009 as compared to the first half of 2008. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. If exchange rates remain at current levels throughout 2009, we expect a decline in revenues and expenses as reported in U.S. dollars when comparing our 2009 results to our 2008 results. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2008 results at the 2009 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$1.982	$1.445	(27.1)%
Canadian dollar	$0.990	$0.858	(13.3)%
Euro*	$1.533	$1.302	(15.1)%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$2.002	$1.468	(26.7)%
Canadian dollar	$0.993	$0.831	(16.3)%
Euro*	$1.499	$1.310	(12.6)%

*
Corresponding to the appropriate periods based on Iron Mountain Europe Limited's fiscal year ended October 31.

Results of Operations

Comparison of Three and Six Months Ended June 30, 2009 to Three and Six Months Ended June 30, 2008 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$768,857	$746,028	$(22,829)	(3.0)%
Operating Expenses	644,971	607,974	(36,997)	(5.7)%

Operating Income	123,886	138,054	14,168	11.4%
Other Expenses, Net	88,148	50,542	(37,606)	(42.7)%

Net Income	35,738	87,512	51,774	144.9%
Net Loss Attributable to the Noncontrolling Interests	(148)	(126)	22	14.9%

Net Income Attributable to Iron Mountain Incorporated	$35,886	$87,638	$51,752	144.2%

OIBDA(1)	$196,793	$216,734	$19,941	10.1%

OIBDA Margin(1)	25.6%	29.1%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$1,518,241	$1,469,374	$(48,867)	(3.2)%
Operating Expenses	1,288,025	1,210,123	(77,902)	(6.0)%

Operating Income	230,216	259,251	29,035	12.6%
Other Expenses, Net	160,404	144,795	(15,609)	(9.7)%

Net Income	69,812	114,456	44,644	63.9%
Net Income (Loss) Attributable to the Noncontrolling Interests	444	(1,981)	(2,425)	(546.2)%

Net Income Attributable to Iron Mountain Incorporated	$69,368	$116,437	$47,069	67.9%

OIBDA(1)	$372,653	$414,211	$41,558	11.2%

OIBDA Margin(1)	24.5%	28.2%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth(1)
	2008	2009		Actual
Storage	$416,195	$415,810	$(385)	(0.1)%	6.1%	6%
Core Service	241,740	235,353	(6,387)	(2.6)%	5.9%	5%

Total Core Revenue	657,935	651,163	(6,772)	(1.0)%	6.0%	6%
Complementary Services	110,922	94,865	(16,057)	(14.5)%	(8.2)%	(6)%

Total Revenue	$768,857	$746,028	$(22,829)	(3.0)%	4.0%	4%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth(1)
	2008	2009		Actual
Storage	$820,512	$825,667	$5,155	0.6%	7.0%	7%
Core Service	470,622	464,838	(5,784)	(1.2)%	7.5%	6%

Total Core Revenue	1,291,134	1,290,505	(629)	(0.0)%	7.2%	7%
Complementary Services	227,107	178,869	(48,238)	(21.2)%	(15.5)%	(11)%

Total Revenue	$1,518,241	$1,469,374	$(48,867)	(3.2)%	3.8%	4%

(1)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues decreased $0.4 million, or (0.1%), to $415.8 million and increased $5.2 million, or 0.6%, to $825.7 million for the three and six months ended June 30, 2009, respectively, from $416.2 million and $820.5 million for the three and six months ended June 30, 2008, respectively. The increase is attributable to internal revenue growth of 7% for the six month period, resulting from strength across all of our operating segments, offset by foreign currency exchange rate fluctuations of (6%). Current economic factors have led to a moderation in our storage growth rate, as a result of longer new sales cycles in our digital business and higher destruction rates in our physical business.

        Consolidated service revenues decreased $22.4 million, or (6.4%), to $330.2 million and $54.0 million, or (7.7%), to $643.7 million for the three and six months ended June 30, 2009, respectively, from $352.7 million and $697.7 million for the three and six months ended June 30, 2008, respectively. Service revenue internal growth was 1% as a result of solid core revenue internal growth of 5% and 6% in the three and six months ended June 30, 2009, respectively, which was supported by consistent performance across all of our operating segments, offset by an internal growth rate of negative 6% and 11%, in the three and six months ended June 30, 2009, respectively, for our complementary service revenues. As expected, complementary service revenues decreased primarily due to the completion of a large special project in Europe in the third quarter of 2008 and $25.5 million less revenue from the sale of recycled paper revenues resulting from a steep decline in recycled paper pricing. We also experienced softness in the first half of 2009 in the more discretionary revenues such as special project revenues, fulfillment services and technology sales. Core service revenue growth was also constrained by current economic trends. Unfavorable foreign currency exchange rate fluctuations reduced reported service revenues by 8% for the first six months of 2009 compared to the same period in 2008.

        For the reasons stated above, our consolidated revenues decreased $22.8 million, or (3.0%), to $746.0 million and $48.9 million, or (3.2%), to $1,469.4 million for the three and six months ended June 30, 2009, respectively, from $768.9 million and $1,518.2 million for the three and six months ended June 30, 2008, respectively. Internal revenue growth was 4% for both the three and six months ended June 30, 2009. We calculate internal revenue growth in local currency for our international operations. For both the three and six months ended June 30, 2009, foreign currency exchange rate fluctuations negatively impacted our reported revenues by (7%), primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2007		2008				2009
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	8%	8%	8%	8%	8%	8%	7%	6%
Service Revenue	16%	12%	10%	9%	9%	5%	0%	1%
Total Revenues	12%	10%	9%	9%	8%	7%	4%	4%

        During the past eight quarters our storage internal growth rate has ranged between 6% and 8%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and recycled paper revenues. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) two large public sector contracts in Europe, one that was completed in the third quarter of 2007 and one that was completed in the third quarter of 2008; (3) continued growth in our secure shredding operations; (4) declines in commodity prices for recycled paper and fuel; and (5) the expected softness in our complementary service revenues, such as special project revenues, fulfillment services and technology sales, beginning in the fourth quarter of 2008.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
Labor	$171,992	$155,777	$(16,215)	(9.4)%	(2.1)%	22.4%	20.9%	(1.5)%
Facilities	98,017	98,570	553	0.6%	8.8%	12.7%	13.2%	0.5%
Transportation	38,693	27,161	(11,532)	(29.8)%	(24.6)%	5.0%	3.6%	(1.4)%
Product Cost of Sales	12,897	7,835	(5,062)	(39.2)%	(34.3)%	1.7%	1.1%	(0.6)%
Other	25,372	23,355	(2,017)	(7.9)%	(2.7)%	3.3%	3.1%	(0.2)%

	$346,971	$312,698	$(34,273)	(9.9)%	(2.8)%	45.1%	41.9%	(3.2)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
Labor	$338,677	$310,388	$(28,289)	(8.4)%	(1.0)%	22.3%	21.1%	(1.2)%
Facilities	202,845	203,203	358	0.2%	8.2%	13.4%	13.8%	0.4%
Transportation	76,082	55,260	(20,822)	(27.4)%	(21.8)%	5.0%	3.8%	(1.2)%
Product Cost of Sales	27,808	16,016	(11,792)	(42.4)%	(38.1)%	1.8%	1.1%	(0.7)%
Other	49,310	44,811	(4,499)	(9.1)%	(3.4)%	3.2%	3.0%	(0.2)%

	$694,722	$629,678	$(65,044)	(9.4)%	(2.2)%	45.8%	42.9%	(2.9)%

Labor

        Labor expense was favorably impacted by 7 percentage points of currency variations during both the three and six months ended June 30, 2009. Excluding the effect of currency rate fluctuations, labor expense decreased by 2.1% and 1.0% in the three and six months ended June 30, 2009, respectively, due to lower labor costs and productivity gains in our North American Physical Business.

Facilities

        Facilities costs were favorably impacted by 8 percentage points of currency variations during both the three and six months ended June 30, 2009. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $6.4 million for the first six months of 2009 over the first six months of 2008, but decreased from 12.6% of consolidated storage revenues for the six months ended June 30, 2008 to 12.4% of consolidated storage revenues for the six months ended June 30, 2009. We expect this trend to continue throughout 2009, mainly as a result of the impact of revenue mix and due to incremental rent charges incurred in the latter half of 2008 related to our U.K. operations. Other facilities costs increased in constant currency terms by $9.0 million due to increased common area charges of $3.6 million, property taxes and insurance of $3.1 million, and utilities of $2.3 million, related to rising costs and an increased number of facilities.

Transportation

        Transportation expenses were favorably impacted by 5 and 6 percentage points of currency variations during the three and six months ended June 30, 2009, respectively. Certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases are now classified as capital leases upon renewal or at inception for new leases. As a result, for the three and six months ended June 30, 2009 we had lower vehicle rent expense in our North America Physical segment of approximately $5.7 million and $10.7 million, respectively (offset by an increased amount of combined depreciation of approximately $5.2 million and $10.0 million, respectively, and interest expense of approximately $0.8 million and $1.6 million, respectively). We expect this trend to continue throughout 2009. In addition, fuel costs have decreased by $4.4 million and $6.8 million during the three and six months ended June 30, 2009, respectively, as compared to the 2008 periods. The lower fuel cost is primarily due to lower commodity prices and to a lesser extent, the benefit of productivity gains from ongoing transportation improvement initiatives.

Product Cost of Sales and Other

        Product and other cost of sales, which includes cartons, media and other service, storage and supply costs, are highly correlated to complementary revenue streams. These costs were favorably impacted by 5 and 4 percentage points of currency variations during the three and six months ended June 30, 2009, respectively. Approximately $9.5 million of the decrease in product costs of sales for the six months ended June 30, 2009 compared to the six months ended June 30, 2008, is due to the sale of our North American data product sales line in the second quarter of 2008, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers. Other cost of sales declined due to a decrease in complementary revenue.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
General and Administrative	$115,330	$110,345	$(4,985)	(4.3)%	3.6%	15.0%	14.8%	(0.2)%
Sales, Marketing & Account Management	68,817	65,878	(2,939)	(4.3)%	2.4%	9.0%	8.8%	(0.2)%
Information Technology	39,733	35,660	(4,073)	(10.3)%	(6.2)%	5.2%	4.8%	(0.4)%
Bad Debt Expense	2,052	3,971	1,919	93.5%	96.7%	0.3%	0.5%	0.2%

	$225,932	$215,854	$(10,078)	(4.5)%	2.4%	29.4%	28.9%	(0.5)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
General and Administrative	$227,387	$219,831	$(7,556)	(3.3)%	4.1%	15.0%	15.0%	(0.0)%
Sales, Marketing & Account Management	139,242	127,707	(11,535)	(8.3)%	(2.1)%	9.2%	8.7%	(0.5)%
Information Technology	78,057	71,322	(6,735)	(8.6)%	(4.8)%	5.1%	4.9%	(0.2)%
Bad Debt Expense	3,474	7,387	3,913	112.6%	114.3%	0.2%	0.5%	0.3%

	$448,160	$426,247	$(21,913)	(4.9)%	1.5%	29.5%	29.0%	(0.5)%

General and Administrative

        General and administrative expenses were favorably impacted by 8 and 7 percentage points of currency variations during the three and six months ended June 30, 2009, respectively. In constant currency terms, compensation expense, including medical and other benefits, increased by $10.4 million in the first six months of 2009 as a result of increased headcount. In addition, legal and professional fees increased $8.0 million. These increases are offset by lower discretionary spending of $9.8 million for items including recruiting and relocations, telephone, training, postage and supplies, travel and entertainment and certain enterprise-wide meetings which were held in 2008 but not in 2009.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were favorably impacted by 7 and 6 percentage points of currency variations during the three and six months ended June 30, 2009, respectively. In constant currency terms, the decrease of 2.1% in the first six months of 2009 is primarily related to lower discretionary spending of $4.5 million on items such as travel and entertainment and our enterprise-wide sales meeting which was held in 2008 but not in 2009. Commissions expense also declined by $4.1 million in constant currency terms during the first half of 2009. These decreases are partially offset by increased investments in sales and account management in our International Physical segment of $3.1 million and increased compensation (other than commissions) of $2.4 million in the North American Physical segment.

Information Technology

        Information technology expenses were favorably impacted by 4 percentage points of currency variations during both the three and six months ended June 30, 2009. In constant currency terms, the decrease of 4.8% in information technology expenses for the first half of 2009 was a combination of factors. Other overhead and discretionary spending, such as recruiting, travel and entertainment, professional fees, and equipment rental costs, decreased $3.2 million due to disciplined cost management. In addition, in the six months ended June 30, 2008, we wrote off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Bad Debt Expense

        Consolidated bad debt expense increased $1.9 million to $4.0 million (0.5% of consolidated revenues) for the three months ended June 30, 2009 from $2.1 million (0.3% of consolidated revenues) for the three months ended June 30, 2008. Consolidated bad debt expense increased $3.9 million to $7.4 million (0.5% of consolidated revenues) for the six months ended June 30, 2009 from $3.5 million (0.2% of consolidated revenues) for the six months ended June 30, 2008. We maintain an allowance for doubtful accounts and credit memos that is calculated based on our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2009 from 2008 is attributable to the worsening economic climate. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Consolidated depreciation and amortization expense increased $12.5 million to $155.0 million (10.5% of consolidated revenues) for the six months ended June 30, 2009 from $142.4 million (9.4% of consolidated revenues) for the six months ended June 30, 2008. Depreciation expense increased $6.4 million and $12.6 million for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to additional depreciation expense of approximately $5.2 million and $10.0 million, respectively, resulting from certain vehicle leases which had previously been classified as operating leases, being classified as capital leases upon renewal or at inception for new leases. We expect this trend to continue throughout 2009.

        Amortization expense decreased $0.6 million and was flat for the three and six months ended June 30, 2009, respectively, compared to the three and six months ended June 30, 2008, primarily due to decreases resulting from currency variations which were offset by the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $0.8 million for the six months ended June 30, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset by write-offs of certain fixed assets in North America and Europe.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $2.7 million for the six months ended June 30, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008.

OPERATING INCOME and OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $14.2 million, or 11.4%, to $138.1 million (18.5% of consolidated revenues) for the three months ended June 30, 2009 from $123.9 million (16.1% of consolidated revenues) for the three months ended June 30, 2008. Consolidated operating income increased $29.0 million, or 12.6%, to $259.3 million (17.6% of consolidated revenues) for the six months ended June 30, 2009 from $230.2 million (15.2% of consolidated revenues) for the six months ended June 30, 2008. Consolidated OIBDA increased $19.9 million, or 10.1%, to $216.7 million (29.1% of consolidated revenues) for the three months ended June 30, 2009 from $196.8 million (25.6% of consolidated revenues) for the three months ended June 30, 2008. Consolidated OIBDA increased $41.6 million, or 11.2%, to $414.2 million (28.2% of consolidated revenues) for the six months ended June 30, 2009 from $372.7 million (24.5% of consolidated revenues) for the six months ended June 30, 2008.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $4.6 million to $55.2 million (7.4% of consolidated revenues) and $9.1 million to $110.7 million (7.5% of consolidated revenues) for the three and six months ended June 30, 2009, respectively, from $59.8 million (7.8% of consolidated revenues) and $119.8 million (7.9% of consolidated revenues) for the three and six months ended June 30, 2008, respectively, primarily due to a reduction in borrowings year-over-year under our revolving credit facility and a decrease in our weighted average interest rate to 6.8% as of June 30, 2009 from 7.2% as of June 30, 2008. There was a partially offsetting increase of $1.6 million in the first half of 2009 related to interest expense recorded on capital leases on certain vehicle leases previously classified as operating leases prior to renewal or upon lease inception; we expect this trend to continue throughout 2009.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2008	2009		2008	2009
Foreign currency transaction (gains) losses, net	$3,293	$(17,127)	$(20,420)	$(2,638)	$(9,638)	$(7,000)
Other, net	239	(1,267)	(1,506)	135	(1,601)	(1,736)

	$3,532	$(18,394)	$(21,926)	$(2,503)	$(11,239)	$(8,736)

        Net foreign currency transaction gains of $9.6 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2009. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Brazilian Real and Chilean Peso against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by losses as a result of British pounds sterling denominated debt and forward contracts, as well as changes in the exchange rate of the Russian Ruble against the U.S. dollar, as it relates to our intercompany balances with and between our European subsidiaries.

        Net foreign currency transaction gains of $2.6 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2008. Gains resulted from the marking-to-market of Euro for U.S. dollar foreign currency swaps, gains as a result of changes in the exchange rate of the Euro and Canadian dollar against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries, partially offset by losses on the marking-to-market of Euro denominated debt held by our U.S. parent company.

        Other, net in the six months ended June 30, 2009 primarily consists of $0.8 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor.

Provision for Income Taxes

        Our effective tax rates for the three months ended June 30, 2008 and 2009 were 41.0% and 13.6%, respectively. Our effective tax rates for the six months ended June 30, 2008 and 2009 were 38.2% and 28.4%, respectively. The primary reconciling items between the statutory rate of 35% and our effective rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. The decrease in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 25.8% and 11.6% for the three and six months ended June 30, 2009, respectively.

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

NET INCOME

        As a result of all the foregoing factors, for the three months ended June 30, 2009, consolidated net income increased $51.8 million, or 144.9%, to $87.5 million (11.7% of consolidated revenues) from net income of $35.7 million (4.6% of consolidated revenues) for the three months ended June 30, 2008. For the six months ended June 30, 2009, consolidated net income increased $44.6 million, or 63.9%, to $114.5 million (7.8% of consolidated revenues) from net income of $69.8 million (4.6% of consolidated revenues) for the six months ended June 30, 2008. The increase in operating income noted above, along with the foreign currency exchange rate impacts included in other income (expense), net as well as the impact of our tax rate for the first half of 2009, contributed to the increase in net income. Net loss attributable to noncontrolling interests was $0.1 million for the three months ended June 30, 2008, and resulted in a benefit to net income attributable to Iron Mountain Incorporated. Net income attributable to noncontrolling interests was $0.4 million for the six months ended June 30, 2008, and reduced net income attributable to Iron Mountain Incorporated. For the three and six months ended June 30, 2009, net losses attributable to noncontrolling interests resulted in a benefit to net income attributable to Iron Mountain Incorporated of $0.1 million and $2.0 million, respectively. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Beginning January 1, 2009, we changed the composition of our segments to not allocate certain corporate and centrally controlled costs, which primarily related to executive and staff costs include human resources, information technology and finance costs, as well as all stock-based compensation, which benefit the enterprise as a whole. These are now reflected as Corporate costs and are not allocated to our operating segments. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Corporate and our operating segments are discussed below. Our reportable operating segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 7 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"). Our International Physical Business segment offers information protection and storage services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction. Our Worldwide Digital Business offers information protection and storage services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party technology escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions. Corporate consists of costs related to staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs primarily relate to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$517,101	$524,309	$7,208	1.4%	2.8%	4%

Segment Contribution(1)	$189,935	$212,881	$22,946	12.1%	13.7%

Segment Contribution(1) as a Percentage of Segment Revenue	36.7%	40.6%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$1,021,580	$1,035,840	$14,260	1.4%	3.1%	4%

Segment Contribution(1)	$360,963	$407,771	$46,808	13.0%	15.0%

Segment Contribution(1) as a Percentage of Segment Revenue	35.3%	39.4%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the six months ended June 30, 2009, revenue in our North American Physical Business segment increased 1.4% over the six months ended June 30, 2008, primarily due to internal growth of 4% supported by solid storage internal growth of 7% due to increased Hard Copy and Data Protection revenues. Service internal growth of 1% reflects continued organic growth in our core services business of 7% offset by decreased complementary services revenues due primarily to steep declines in recycled paper prices and the expected softness in special projects and fulfillment services. Additionally, unfavorable foreign currency fluctuations related to Canada resulted in decreased 2009 revenue, as measured in U.S. dollars, of 2 percentage points. Contribution as a percentage of segment revenue increased in 2009 due mainly to productivity gains, pricing actions, disciplined cost management, lower vehicle rent expense due to the recharacterization of certain vehicle leases, and increased margin due to the sale of our low-margin data products division in 2008.

International Physical Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$198,416	$163,997	$(34,419)	(17.3)%	6.2%	6%

Segment Contribution(1)	$39,954	$31,728	$(8,226)	(20.6)%	1.0%

Segment Contribution(1) as a Percentage of Segment Revenue	20.1%	19.3%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$389,598	$320,670	$(68,928)	(17.7)%	5.1%	5%

Segment Contribution(1)	$81,706	$60,888	$(20,818)	(25.5)%	(4.7)%

Segment Contribution(1) as a Percentage of Segment Revenue	21.0%	19.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        Revenue in our International Physical Business segment decreased 17.7% during the six months ended June 30, 2009 over the same period last year due to foreign currency fluctuations in 2009, primarily in the United Kingdom, which resulted in decreased 2009 revenue, as measured in U.S. dollars, of approximately 23 percentage points, compared to 2008. This decline was offset by total internal revenue growth for the segment of 5%, supported by solid 9% storage internal growth, and service revenue internal growth of 1%. Service revenue internal growth includes an unfavorable year-over-year comparison due to a large European special project that was completed in the third quarter of 2008 which reduced complementary revenue growth, but otherwise reflects continued organic growth of 4% in our core services business. Contribution as a percentage of segment revenue decreased in 2009 primarily due to increased rent and facility costs and increased compensation expense related to investments in sales and business support during 2008 and the first half of 2009.

Worldwide Digital Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$53,340	$57,722	$4,382	8.2%	9.2%	4%

Segment Contribution(1)	$6,974	$13,303	$6,329	90.8%	84.4%

Segment Contribution(1) as a Percentage of Segment Revenue	13.1%	23.0%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$107,063	$112,864	$5,801	5.4%	6.5%	5%

Segment Contribution(1)	$14,609	$23,496	$8,887	60.8%	56.6%

Segment Contribution(1) as a Percentage of Segment Revenue	13.6%	20.8%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the six months ended June 30, 2009, revenue in our Worldwide Digital Business segment increased 5.4% over the same period in 2008, due to internal growth in digital storage revenue from our electronic records management offerings, offset by a decrease in technology sales in 2009 over 2008. Contribution in the Worldwide Digital Business segment increased due to the impact of revenue mix and decreases in commissions and discretionary spending, including recruiting, travel and entertainment.

Corporate

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2008	2009
Segment Contribution(1)	$(40,909)	$(40,436)	$473	1.2%
Segment Contribution(1) as a Percentage of Consolidated Revenue	(5.3)%	(5.4)%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2008	2009
Segment Contribution(1)	$(81,919)	$(78,706)	$3,213	3.9%
Segment Contribution(1) as a Percentage of Consolidated Revenue	(5.4)%	(5.4)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the six months ended June 30, 2009, expenses in Corporate decreased 3.9% over the six months ended June 30, 2008, driven primarily by decreases in other expenses of $2.5 million, which includes much of our discretionary spending, such as travel and entertainment and supplies. Additionally, stock-based compensation expense decreased by $0.7 million.

Liquidity and Capital Resources

        The following is a summary (in thousands) of our cash balances and cash flows as of and for the six months ended June 30,

	2008	2009
Cash flows provided by operating activities	$189,633	$248,291
Cash flows used in investing activities	(228,770)	(137,925)
Cash flows provided by (used in) financing activities	117,989	(70,431)
Cash and cash equivalents at the end of period	203,197	316,056

        Net cash provided by operating activities was $248.3 million for the six months ended June 30, 2009 compared to $189.6 million for the six months ended June 30, 2008. The increase resulted primarily from an increase in net income, excluding non-cash charges of $51.5 million and a decrease in the use of working capital of $10.0 million over the same period last year, offset by an increase in realized foreign exchange losses of $2.8 million.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the six months ended June 30, 2009 amounted to $133.9 million and $4.4 million, respectively. For the six months ended June 30, 2009, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding acquisitions, we expect our capital expenditures to be approximately $380 million in the year ending December 31, 2009. Included in our estimated capital expenditures for 2009 is approximately $55 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $70.4 million for the six months ended June 30, 2009. During the six months ended June 30, 2009, we paid $99.9 million on our revolving credit and term loans and other debt, had gross borrowings under our revolving credit and term loan facilities and other debt of $15.6 million, $11.0 million of proceeds from the exercise of stock options and employee stock purchase plan and $2.5 million of excess tax benefits from stock-based compensation.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases have been classified as capital leases, and certain others will be, upon renewal. The impact of these changes on our consolidated cash flow statement in the six months ended June 30, 2009 and for the remainder of 2009 is that payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows are now, and will be, reflected as a use of cash within the financing activities section of our consolidated statement of cash flows. For the first half of 2009, the amount of this impact was $9.0 million; we expect this trend to continue throughout 2009.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2009 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$161,302
Term Loan Facility(1)	402,350
8 5/8% Senior Subordinated Notes due 2013(2)	447,951
7 1/4% GBP Senior Subordinated Notes due 2014(2)	247,800
7 3/4% Senior Subordinated Notes due 2015(2)	436,312
6 5/8% Senior Subordinated Notes due 2016(2)	316,788
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	151,463
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,734
6 3/4% Euro Senior Subordinated Notes due 2018(2)	355,761
8% Senior Subordinated Notes due 2020(2)	300,000
Real Estate Mortgages, Seller Notes and Other	169,506

Total Long-term Debt	3,238,967
Less Current Portion	(30,583)

Long-term Debt, Net of Current Portion	$3,208,384

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

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750 million and the existing IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900 million to $1.2 billion. The Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790 million to an aggregate amount of $765 million due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of June 30, 2009, we had $161.3 million of outstanding borrowings under the revolving credit facility, all of which were denominated in Australian dollars (9.0 million) and in Canadian dollars (CAD 178.0 million); we also had various outstanding letters of credit totaling $39.2 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' EBITDA as defined in the Credit Agreement and current external debt, under the revolving credit facility on June 30, 2009, was $564.5 million. The interest rate in effect under the revolving credit facility and term loan facility was 4.8% and 2.2%, respectively, as of June 30, 2009.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.6 as of December 31, 2008 and June 30, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.2 as of December 31, 2008 and June 30, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of June 30, 2009.

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

Net Operating Loss, Alternative Minimum Tax and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2024 of $34.1 million at June 30, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $23.3 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22.9 million, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1.6 million, which have no expiration date and are available to reduce future income taxes; federal research credits of $1.7 million which begin to expire in 2010; and foreign tax credits of $54.7 million, which begin to expire in 2014 through 2018.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2009 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 4.    Submission of Matters to a Vote of Security-Holders

        The following matters were voted on by our stockholders at the Annual Meeting of Stockholders held on June 4, 2009.

(a)   Election of directors to serve until the Year 2010 Annual Meeting of Stockholders, or until their successors are elected and qualified

	Total Votes For Each Director	Total Votes Withheld From Each Director
Clarke H. Bailey	183,030,507	1,386,479
Constantin R. Boden	183,390,634	1,026,352
Robert T. Brennan	183,714,413	702,573
Kent P. Dauten	183,024,520	1,392,466
Michael Lamach	183,567,512	849,474
Arthur D. Little	183,437,671	979,315
C. Richard Reese	183,410,787	1,006,199
Vincent J. Ryan	183,401,496	1,015,490
Laurie A. Tucker	184,260,698	156,288

(b)   Ratification of the selection by the Audit Committee of Deloitte & Touche LLP as the Company's independent registered public accounting firm for the year ending December 31, 2009

For	Against	Abstain
184,044,799	332,893	39,293

Item 6.    Exhibits

(a)   Exhibits

Exhibit No.	Description
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
July 31, 2009 (DATE)	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)