Form 10-Q
period 2009-09-30
IRON MOUNTAIN INC
filed 2009-10-30
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

        Number of shares of the registrant's Common Stock at October 26, 2009: 203,354,655

IRON MOUNTAIN INCORPORATED

Index

Part I.    Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2008	September 30, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$278,370	$449,263
Accounts receivable (less allowances of $19,562 and $22,934, respectively)	552,830	596,427
Deferred income taxes	41,305	25,250
Prepaid expenses and other	103,887	126,727

Total Current Assets	976,392	1,197,667
Property, Plant and Equipment:
Property, plant and equipment	3,750,515	4,030,152
Less—Accumulated depreciation	(1,363,761)	(1,562,230)

Net Property, Plant and Equipment	2,386,754	2,467,922
Other Assets, net:
Goodwill	2,452,304	2,506,649
Customer relationships and acquisition costs	443,729	439,721
Deferred financing costs	33,186	36,136
Other	64,489	58,130

Total Other Assets, net	2,993,708	3,040,636

Total Assets	$6,356,854	$6,706,225

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,751	$30,706
Accounts payable	154,614	136,573
Accrued expenses	356,473	347,626
Deferred revenue	182,759	206,592

Total Current Liabilities	729,597	721,497
Long-term Debt, net of current portion	3,207,464	3,275,935
Other Long-term Liabilities	113,136	112,351
Deferred Rent	73,005	83,647
Deferred Income Taxes	427,324	462,721
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 201,931,332 shares and 203,332,003 shares, respectively)	2,019	2,033
Additional paid-in capital	1,250,064	1,289,560
Retained earnings	591,912	751,535
Accumulated other comprehensive items, net	(41,215)	4,822

Total Iron Mountain Incorporated Stockholders' Equity	1,802,780	2,047,950

Noncontrolling Interests	3,548	2,124

Total Equity	1,806,328	2,050,074

Total Liabilities and Equity	$6,356,854	$6,706,225

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2008	2009
Revenues:
Storage	$421,673	$433,066
Service	362,665	331,819

Total Revenues	784,338	764,885
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	352,251	321,470
Selling, general and administrative	218,958	218,633
Depreciation and amortization	74,856	81,428
Loss on disposal/writedown of property, plant and equipment, net	1,928	705

Total Operating Expenses	647,993	622,236
Operating Income	136,345	142,649
Interest Expense, Net (includes Interest Income of $1,441 and $567, respectively)	59,423	59,469
Other Expense, Net	15,660	1,390

Income Before Provision for Income Taxes	61,262	81,790
Provision for Income Taxes	50,010	38,613

Net Income	11,252	43,177
Less: Net Loss Attributable to Noncontrolling Interests	(62)	(9)

Net Income Attributable to Iron Mountain Incorporated	$11,314	$43,186

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.06	$0.21

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.06	$0.21

Weighted Average Common Shares Outstanding—Basic	201,575	203,216

Weighted Average Common Shares Outstanding—Diluted	203,518	204,893

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Revenues:
Storage	$1,242,185	$1,258,733
Service	1,060,394	975,526

Total Revenues	2,302,579	2,234,259
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,046,973	951,148
Selling, general and administrative	667,118	644,880
Depreciation and amortization	217,293	236,388
Loss (Gain) on disposal/writedown of property, plant and equipment, net	4,634	(57)

Total Operating Expenses	1,936,018	1,832,359
Operating Income	366,561	401,900
Interest Expense, Net (includes Interest Income of $4,012 and $1,934, respectively)	179,199	170,165
Other Expense (Income), Net	13,157	(9,849)

Income Before Provision for Income Taxes	174,205	241,584
Provision for Income Taxes	93,141	83,951

Net Income	81,064	157,633
Less: Net Income (Loss) Attributable to Noncontrolling Interests	382	(1,990)

Net Income Attributable to Iron Mountain Incorporated	$80,682	$159,623

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.40	$0.79

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.40	$0.78

Weighted Average Common Shares Outstanding—Basic	201,100	202,595

Weighted Average Common Shares Outstanding—Diluted	203,325	204,135

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2007	$1,804,544	$—	200,693,217	$2,007	$1,209,512	$509,875	$74,061	$9,089
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $4,476	31,115	—	919,729	9	31,106	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(9,703)	(9,703)	—	—	—	—	(9,018)	(685)
Market value adjustments for securities, net of tax	(768)	(768)	—	—	—	—	(768)	—
Net income	81,064	81,064	—	—	—	80,682	—	382

Comprehensive Income		$70,593	—	—	—	—	—	—

Noncontrolling interests equity contributions	122		—	—	—	—	—	122
Parent purchase of noncontrolling interests	(4,490)		—	—	—	—	—	(4,490)
Dividend payments	(1,042)		—	—	—	—	—	(1,042)

Balance, September 30, 2008	$1,900,842		201,612,946	$2,016	$1,240,618	$590,557	$64,275	$3,376

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008	$1,806,328	$—	201,931,332	$2,019	$1,250,064	$591,912	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,282	39,510	—	1,400,671	14	39,496	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	47,406	47,406	—	—	—	—	46,037	1,369
Net income (loss)	157,633	157,633	—	—	—	159,623	—	(1,990)

Comprehensive Income		$205,039	—	—	—	—	—	—

Noncontrolling interests equity contributions	578		—	—	—	—	—	578
Dividend payments	(1,381)		—	—	—	—	—	(1,381)

Balance, September 30, 2009	$2,050,074		203,332,003	$2,033	$1,289,560	$751,535	$4,822	$2,124

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2008	2009
Net Income	$11,252	$43,177
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(21,493)	38,994
Market Value Adjustments for Securities, Net of Tax	(195)	—

Total Other Comprehensive (Loss) Income	(21,688)	38,994

Comprehensive (Loss) Income	(10,436)	82,171
Comprehensive Loss Attributable to Noncontrolling Interests	(519)	(399)

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(9,917)	$82,570

	Nine Months Ended September 30,
	2008	2009
Net Income	$81,064	$157,633
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(9,703)	47,406
Market Value Adjustments for Securities, Net of Tax	(768)	—

Total Other Comprehensive (Loss) Income	(10,471)	47,406

Comprehensive Income	70,593	205,039
Comprehensive Loss Attributable to Noncontrolling Interests	(303)	(621)

Comprehensive Income Attributable to Iron Mountain Incorporated	$70,896	$205,660

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2008	2009
Cash Flows from Operating Activities:
Net income	$81,064	$157,633
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	190,368	210,009
Amortization (includes deferred financing costs and bond discount of $3,753 and $3,798, respectively)	30,678	30,177
Stock-based compensation expense	14,515	13,987
Provision for deferred income taxes	36,623	42,556
Loss on early extinguishment of debt	345	3,031
Loss (Gain) on disposal/writedown of property, plant and equipment, net	4,634	(57)
Foreign currency transactions and other, net	14,063	(12,196)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(50,283)	(34,510)
Prepaid expenses and other current assets	2,404	(3,165)
Accounts payable	(30,770)	(5,613)
Accrued expenses, deferred revenue and other current liabilities	50,880	21,651
Other assets and long-term liabilities	5,889	10,387

Cash Flows from Operating Activities	350,410	433,890
Cash Flows from Investing Activities:
Capital expenditures	(273,734)	(216,013)
Cash paid for acquisitions, net of cash acquired	(56,154)	(1,963)
Additions to customer relationship and acquisition costs	(10,315)	(7,152)
Investment in joint ventures	(1,709)	—
Proceeds from sales of property and equipment and other, net	(398)	1,478

Cash Flows from Investing Activities	(342,310)	(223,650)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(775,118)	(177,533)
Proceeds from revolving credit and term loan facilities and other debt	720,774	18,625
Early retirement of senior subordinated notes	(71,881)	(447,874)
Net proceeds from sales of senior subordinated notes	295,500	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	339	794
Proceeds from exercise of stock options and employee stock purchase plan	12,001	20,098
Excess tax benefits from stock-based compensation	4,476	5,282
Payment of debt financing costs	(957)	(1,307)

Cash Flows from Financing Activities	185,134	(42,227)
Effect of Exchange Rates on Cash and Cash Equivalents	(597)	2,880

Increase in Cash and Cash Equivalents	192,637	170,893
Cash and Cash Equivalents, Beginning of Period	125,607	278,370

Cash and Cash Equivalents, End of Period	$318,244	$449,263

Supplemental Information:
Cash Paid for Interest	$175,580	$175,674

Cash Paid for Income Taxes	$35,855	$52,867

Non-Cash Investing Activities:
Capital Leases	$28,751	$42,590

Accrued Capital Expenditures	$22,633	$28,111

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

        Effective January 1, 2009, GAAP for noncontrolling interests changed. The presentation and disclosure requirements of noncontrolling interests have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of these accounting changes included a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero, resulting in an increase to net income attributable to Iron Mountain Incorporated of $274 or $0.00 per diluted share for the three months ended September 30, 2009 and an increase to net income attributable to Iron Mountain Incorporated of $3,133, or $0.02 per diluted share for the nine months ended September 30, 2009. Excluding the impacts of allowing losses in excess of a noncontrolling interest's equity to go below zero, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $42,912 and $0.21 per share, respectively, for the three months ended September 30, 2009 and $156,490 and $0.77 per share, respectively, for the nine months ended September 30, 2009.

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

        b.     Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net loss of $15,963 and $13,325 for the three and nine months ended September 30, 2008, respectively. We recorded a net gain of $908 and $10,546 for the three and nine months ended September 30, 2009, respectively.

        c.     Goodwill and Other Intangible Assets

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2008, and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, economic projections, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of September 30, 2009, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair value. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2008 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Asia Pacific is primarily composed of recent acquisitions (carrying value of goodwill, net amounts to $59,845 as of September 30, 2009). It is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

capitalization as of such dates. The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine month period ended September 30, 2009 are as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2008	$1,689,460	$508,795	$254,049	$2,452,304
Adjustments to purchase reserves	(513)	—	—	(513)
Fair value and other adjustments(1)	239	1,777	—	2,016
Currency effects	22,565	30,277	—	52,842

Balance as of September 30, 2009	$1,711,751	$540,849	$254,049	$2,506,649

(1)
Fair value and other adjustments primarily includes $1,963 of cash paid related to prior year's acquisitions.

        The components of our amortizable intangible assets at September 30, 2009 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$565,523	$(125,802)	$439,721
Core Technology(1)	50,279	(22,706)	27,573
Non-Compete Agreements(1)	1,666	(1,335)	331
Deferred Financing Costs	52,519	(16,383)	36,136

Total	$669,987	$(166,226)	$503,761

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        d.     Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three and nine months ended September 30, 2008 was $4,680 ($3,704 after tax or $0.02 per basic and diluted share) and $14,515 ($11,461 after tax or $0.06 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2009 was $4,851 ($3,690 after tax or $0.02 per basic and diluted share) and $13,987 ($10,936 after tax or $0.05 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        The benefits associated with the tax deductions in excess of recognized compensation cost are reported as a financing cash flow. This requirement reduces reported operating cash flows and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

increases reported financing cash flows. As a result, net financing cash flows included $4,476 and $5,282 for the nine months ended September 30, 2008 and 2009, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of September 30, 2009, 10-year vesting options represent 10.0% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting.

        The weighted average fair value of options granted for the nine months ended September 30, 2008 and 2009 was $10.07 and $9.83 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

Weighted Average Assumption	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2009
Expected volatility	26.0%	32.06%
Risk-free interest rate	3.23%	2.65%
Expected dividend yield	None	None
Expected life of the option	6.7 years	6.4 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the nine months ended September 30, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	12,210,175	$22.70
Granted	1,785,361	26.16
Exercised	(1,263,346)	13.28
Forfeited	(223,422)	26.55
Expired	(107,566)	25.01

Outstanding at September 30, 2009	12,401,202	$24.07	7.4	$91,286

Options exercisable at September 30, 2009	5,364,503	$20.37	6.5	$34,813

        The following table provides the aggregate intrinsic value of stock options exercised and the aggregate fair value of stock options vested for the three and nine months ended September 30, 2008 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Aggregate intrinsic value of stock options exercised	$2,233	$9,343	$14,979	$17,983
Aggregate fair value of stock options vested	2,877	2,704	15,193	15,780

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We issued restricted stock in July 2005, which had a 3-year vesting period, and in December 2006, December 2007 and June 2009, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three and nine months ended September 30, 2008 and 2009 is a portion of the cost related to restricted stock granted in July 2005, December 2006, December 2007 and June 2009.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock activity for the nine months ended September 30, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	810	$37.53
Granted	2,474	28.36
Vested	—	—
Forfeited	(198)	28.36

Non-vested at September 30, 2009	3,086	$30.77

        The total fair value of shares vested for the three and nine months ended September 30, 2008 was $156 and $813, respectively. No shares vested during the three and nine months ended September 30, 2009.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the nine months ended September 30, 2008 and 2009, there were 157,514 shares and 136,966 shares, respectively, purchased under the ESPP. The number of shares available for purchase at September 30, 2009 was 933,415.

        As of September 30, 2009, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $61,736 and is expected to be recognized over a weighted-average period of 4.0 years.

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

        The following table presents the calculation of basic and diluted net income per share attributable to Iron Mountain Incorporated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Net income attributable to Iron Mountain Incorporated	$11,314	$43,186	$80,682	$159,623

Weighted-average shares—basic	201,575,000	203,216,000	201,100,000	202,595,000
Effect of dilutive potential stock options	1,942,452	1,676,744	2,216,926	1,539,687
Effect of dilutive potential restricted stock	406	166	8,252	55

Weighted-average shares—diluted	203,517,858	204,892,910	203,325,178	204,134,742

Net income per share attributable to Iron Mountain Incorporated—basic	$0.06	$0.21	$0.40	$0.79

Net income per share attributable to Iron Mountain Incorporated—diluted	$0.06	$0.21	$0.40	$0.78

Antidilutive stock options, excluded from the calculation	6,714,643	7,534,625	2,845,926	7,951,551

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our consolidated revenues for 2008 and the first nine months of 2009. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        h.     Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2008 were 81.6% and 53.5%, respectively. Our effective tax rates for the three and nine months ended September 30, 2009 were 47.2% and 34.8%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The decrease in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For the quarter and year-to-date periods in 2008, unrealized foreign currency gains were recorded in higher tax jurisdictions, associated with our marking-to-market of debt and derivative instruments, while unrealized foreign currency losses were recorded in lower tax jurisdictions, associated with our marking-to-market of intercompany loan positions, which together increased the 2008 tax rate by 42.3% and 12.3% for the three and nine months ended September 30, 2008, respectively. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate by 7.2% for the nine months ended September 30, 2009 and had no significant impact on our effective tax rate for the three months ended September 30, 2009. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. During the three months ended September 30, 2009, we recorded a change in our estimate of the annual effective tax rate and other discrete items including changes in estimates and adjustments related to the filing of our 2008 federal, state and certain foreign tax returns. Together these items increased the effective tax rate by 7.3% and 3.3% for the three and nine months ended September 30, 2009, respectively.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $823 and $2,448 for gross interest and penalties for the three and nine months ended September 30, 2008, respectively. We recorded $1,039 and $2,775 for gross interest and penalties for the three and nine months ended September 30, 2009, respectively. We had $8,125 and $10,900 accrued for the payment of interest and penalties as of December 31, 2008 and September 30, 2009, respectively.

        i.      Fair Value Measurements

        Entities are permitted under GAAP to elect to measure many financial instruments and certain other items at either fair value or cost. We did not elect the fair value measurement option for any of our financial assets or liabilities.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2009:

		Fair Value Measurements at September 30, 2009 Using
Description	Total Carrying Value at September 30, 2009	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$332,933	$—		$332,933		$—
Time Deposits(1)	40,392	—		40,392		—
Trading Securities	9,600	7,493	(2)	2,107	(1)	—
Derivative Assets(3)	4,229	—		4,229		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
These trading securities are measured at fair value using quoted market prices.

(3)
Our derivative assets primarily relate to short-term foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2009.

        j.      New Accounting Pronouncements

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have a material impact on our consolidated financial statements and results of operations.

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

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

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2008 and September 30, 2009, none of our derivative instruments contained credit-risk related contingent features.

        Beginning in the fourth quarter of 2007, we entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of September 30, 2009, we had an outstanding forward contract to purchase 121,322 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three and nine months ended September 30, 2009, there was $0 and $2,392, respectively, in net cash disbursements included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2008 and September 30, 2009 and their gains and losses for the three and nine months ended September 30, 2008 and 2009:

	Asset Derivatives
	December 31, 2008		September 30, 2009
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$13,675	Current assets	$4,229

Total		$13,675		$4,229

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2008	2009	2008	2009
Foreign exchange contracts	Other (income) expense, net	$(12,038)	$(4,332)	$(10,512)	$11,838

Total		$(12,038)	$(4,332)	$(10,512)	$11,838

        For the nine months ended September 30, 2008 and 2009, we designated on average 178,371 and 102,333 Euros, respectively, of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $24,561 ($15,380, net of tax) and foreign exchange gains of $5,711 ($3,316, net of tax) for the three and nine months ended September 30, 2008, respectively, related to the marking-to-market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity. We recorded foreign exchange losses of $4,352 ($2,706, net of tax) and $80 for the three and nine months ended September 30, 2009, respectively, related to the marking-to-market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity. As of September 30, 2009, net gains of $2,155 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. We completed no acquisitions during the first nine months of 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the nine months ended September 30, 2009 is contingent and other payments of $1,963 related to acquisitions made in prior years.

        In connection with acquisitions prior to December 31, 2008, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions. We finalize restructuring plans for each business no later than one year from the date of acquisition.

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2008	Nine Months Ended September 30, 2009
Reserves, Beginning Balance	$3,602	$8,555
Reserves Established	8,694	—
Expenditures	(2,698)	(1,825)
Adjustments to Goodwill, including Currency Effect(1)	(1,043)	(508)

Reserves, Ending Balance	$8,555	$6,222

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At September 30, 2009, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($5,878), severance costs ($69), and other exit costs ($275). These accruals are expected to be used prior to September 30, 2010, except for lease losses of $1,328, severance costs of $36, and other exit costs of $82, all of which are based on contracts that extend beyond one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2008		September 30, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$219,388	$219,388	$105,493	$105,493
Term Loan Facility(1)	404,400	404,400	401,325	401,325
8 5/8% Senior Subordinated Notes due 2013(2)(3)	447,961	423,241	—	—
7 1/4% GBP Senior Subordinated Notes due 2014(2)(3)	217,185	157,459	238,830	234,053
7 3/4% Senior Subordinated Notes due 2015(2)(3)	436,768	398,911	436,084	433,411
6 5/8% Senior Subordinated Notes due 2016(2)(3)	316,541	272,800	316,912	307,200
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	143,203	126,018	161,193	157,969
8 3/4% Senior Subordinated Notes due 2018(2)(3)	200,000	177,250	200,000	206,750
8% Senior Subordinated Notes due 2018(2)(3)	49,720	42,813	49,742	51,563
6 3/4% Euro Senior Subordinated Notes due 2018(2)(3)	356,875	249,834	369,702	360,003
8% Senior Subordinated Notes due 2020(2)(3)	300,000	246,750	300,000	301,500
8 3/8% Senior Subordinated Notes due 2021(2)(3)	—	—	547,959	561,000
Real Estate Mortgages, Capital Leases, Seller Notes and Other(5)	151,174	151,174	179,401	179,401

Total Long-term Debt	3,243,215		3,306,641
Less Current Portion	(35,751)		(30,706)

Long-term Debt, Net of Current Portion	$3,207,464		$3,275,935

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2008 and September 30, 2009).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2008 and September 30, 2009, respectively.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750,000 and the existing IME revolving credit and term loan facilities of 200,000 British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900,000 to $1,200,000. The Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790,000 to an aggregate amount of $765,000 due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of September 30, 2009, we had $105,493 of outstanding borrowings under the revolving credit facility, all of which were denominated in Australian dollars (AUD 9,000) and in Canadian dollars (CAD 106,000); we also had various outstanding letters of credit totaling $39,383. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on September 30, 2009, was $620,124. The interest rate in effect under the revolving credit facility and term loan facility was 2.7% and 1.9%, respectively, as of September 30, 2009. For the three and nine months ended September 30, 2008, we recorded commitment fees of $521 and $1,164, respectively, and for the three and nine months ended September 30, 2009, we recorded commitment fees of $473 and $1,448, respectively, based on the unused balances under our revolving credit facilities.

        In August 2009, we completed an underwritten public offering of $550,000 in aggregate principal amount of our 8 3/8% Senior Subordinated Notes due 2021, which were issued at 99.625% of par. Our net proceeds of $539,688, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $447,874 of aggregate principal amount of our outstanding 8 5/8% Senior Subordinated Notes (the "8 5/8% notes"), plus accrued and unpaid interest, all of which were called for redemption in August 2009, and paid off in September 2009, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including potential future acquisitions and investments. We recorded a charge to other expense (income), net of $3,031 in the third quarter of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

2009 related to the early extinguishment of the 8 5/8% notes, which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% notes.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.4 as of December 31, 2008 and September 30, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.3 as of December 31, 2008 and September 30, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2008 and September 30, 2009 and for the three and nine months ended September 30, 2008 and 2009.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$383,166	$2,818	$63,279	$—	$449,263
Accounts Receivable	—	394,272	35,854	166,301	—	596,427
Intercompany Receivable	1,031,758	—	10,024	—	(1,041,782)	—
Other Current Assets	4,330	92,863	12,599	42,185	—	151,977

Total Current Assets	1,036,088	870,301	61,295	271,765	(1,041,782)	1,197,667
Property, Plant and Equipment, Net	—	1,582,333	185,621	699,968	—	2,467,922
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,241,660	1,000	—	—	(2,242,660)	—
Investment in Subsidiaries	1,653,906	1,390,592	—	—	(3,044,498)	—
Goodwill	—	1,760,761	185,395	560,493	—	2,506,649
Other	33,700	305,875	12,114	184,026	(1,728)	533,987

Total Other Assets, Net	3,929,266	3,458,228	197,509	744,519	(5,288,886)	3,040,636

Total Assets	$4,965,354	$5,910,862	$444,425	$1,716,252	$(6,330,668)	$6,706,225

Liabilities and Equity
Intercompany Payable	$—	$966,691	$—	$75,091	$(1,041,782)	$—
Current Portion of Long-term Debt	4,630	17,114	1,970	6,992	—	30,706
Total Other Current Liabilities	51,468	447,059	28,055	164,209	—	690,791
Long-term Debt, Net of Current Portion	2,856,453	66,376	272,390	80,716	—	3,275,935
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,241,660	—	—	(2,242,660)	—
Other Long-term Liabilities	3,853	532,556	21,030	103,008	(1,728)	658,719
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,047,950	1,639,406	120,980	1,284,112	(3,044,498)	2,047,950
Noncontrolling Interests	—	—	—	2,124	—	2,124

Total Equity	2,047,950	1,639,406	120,980	1,286,236	(3,044,498)	2,050,074

Total Liabilities and Equity	$4,965,354	$5,910,862	$444,425	$1,716,252	$(6,330,668)	$6,706,225

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$298,312	$23,771	$99,590	$—	$421,673
Service	—	234,446	24,499	103,720	—	362,665

Total Revenues	—	532,758	48,270	203,310	—	784,338
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	221,161	20,538	110,552	—	352,251
Selling, General and Administrative	24	152,033	8,512	58,389	—	218,958
Depreciation and Amortization	41	49,805	3,542	21,468	—	74,856
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,881	(5)	52	—	1,928

Total Operating Expenses	65	424,880	32,587	190,461	—	647,993

Operating (Loss) Income	(65)	107,878	15,683	12,849	—	136,345
Interest Expense (Income), Net	52,691	(2,442)	7,049	2,125	—	59,423
Other (Income) Expense, Net	(49,912)	(460)	(351)	66,383	—	15,660

(Loss) Income Before Provision for Income Taxes	(2,844)	110,780	8,985	(55,659)	—	61,262
Provision (Benefit) for Income Taxes	—	47,106	3,009	(105)	—	50,010
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(14,158)	50,451	—	—	(36,293)	—

Net Income (Loss)	11,314	13,223	5,976	(55,554)	36,293	11,252
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(62)	—	(62)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$11,314	$13,223	$5,976	$(55,492)	$36,293	$11,314

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$315,917	$24,399	$92,750	$—	$433,066
Service	—	217,847	24,042	89,930	—	331,819

Total Revenues	—	533,764	48,441	182,680	—	764,885
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	207,996	19,289	94,185	—	321,470
Selling, General and Administrative	25	157,243	8,214	53,151	—	218,633
Depreciation and Amortization	62	57,319	4,087	19,960	—	81,428
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	855	(30)	(120)	—	705

Total Operating Expenses	87	423,413	31,560	167,176	—	622,236

Operating (Loss) Income	(87)	110,351	16,881	15,504	—	142,649
Interest Expense (Income), Net	53,257	(7,357)	10,702	2,867	—	59,469
Other (Income) Expense, Net	(688)	(971)	—	3,049	—	1,390

(Loss) Income Before Provision for Income Taxes	(52,656)	118,679	6,179	9,588	—	81,790
Provision for Income Taxes	—	31,499	1,082	6,032	—	38,613
Equity in the Earnings of Subsidiaries, Net of Tax	(95,842)	(7,648)	—	—	103,490	—

Net Income	43,186	94,828	5,097	3,556	(103,490)	43,177
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(9)	—	(9)

Net Income Attributable to Iron Mountain Incorporated	$43,186	$94,828	$5,097	$3,565	$(103,490)	$43,186

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$877,409	$71,384	$293,392	$—	$1,242,185
Service	—	675,496	76,883	308,015	—	1,060,394

Total Revenues	—	1,552,905	148,267	601,407	—	2,302,579
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	668,940	65,430	312,603	—	1,046,973
Selling, General and Administrative	87	471,307	27,366	168,358	—	667,118
Depreciation and Amortization	117	146,201	10,692	60,283	—	217,293
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	4,642	3	(11)	—	4,634

Total Operating Expenses	204	1,291,090	103,491	541,233	—	1,936,018

Operating (Loss) Income	(204)	261,815	44,776	60,174	—	366,561
Interest Expense (Income), Net	157,509	(4,610)	22,926	3,374	—	179,199
Other (Income) Expense , Net	(39,106)	(2,115)	(351)	54,729	—	13,157

(Loss) Income Before Provision for Income Taxes	(118,607)	268,540	22,201	2,071	—	174,205
Provision for Income Taxes	—	78,286	7,481	7,374	—	93,141
Equity in the Earnings of Subsidiaries, Net of Tax	(199,289)	(5,749)	—	—	205,038	—

Net Income (Loss)	80,682	196,003	14,720	(5,303)	(205,038)	81,064
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	382	—	382

Net Income (Loss) Attributable to Iron Mountain Incorporated	$80,682	$196,003	$14,720	$(5,685)	$(205,038)	$80,682

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$932,551	$67,559	$258,623	$—	$1,258,733
Service	—	652,945	69,617	252,964	—	975,526

Total Revenues	—	1,585,496	137,176	511,587	—	2,234,259
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	627,247	57,629	266,272	—	951,148
Selling, General and Administrative	65	476,533	23,497	144,785	—	644,880
Depreciation and Amortization	172	169,403	11,211	55,602	—	236,388
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,131	114	(1,302)	—	(57)

Total Operating Expenses	237	1,274,314	92,451	465,357	—	1,832,359

Operating (Loss) Income	(237)	311,182	44,725	46,230	—	401,900
Interest Expense (Income), Net	152,023	(20,742)	30,877	8,007	—	170,165
Other Expense (Income) , Net	49,282	(4,054)	—	(55,077)	—	(9,849)

(Loss) Income Before Provision for Income Taxes	(201,542)	335,978	13,848	93,300	—	241,584
Provision for Income Taxes	—	69,615	2,107	12,229	—	83,951
Equity in the Earnings of Subsidiaries, Net of Tax	(361,165)	(92,110)	—	—	453,275	—

Net Income	159,623	358,473	11,741	81,071	(453,275)	157,633
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(1,990)	—	(1,990)

Net Income Attributable to Iron Mountain Incorporated	$159,623	$358,473	$11,741	$83,061	$(453,275)	$159,623

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(138,217)	$388,528	$16,479	$83,620	$—	$350,410
Cash Flows from Investing Activities:
Capital expenditures	—	(175,052)	(9,793)	(88,889)	—	(273,734)
Cash paid for acquisitions, net of cash acquired	—	(35,316)	—	(20,838)	—	(56,154)
Intercompany loans to subsidiaries	(9,321)	50,052	—	—	(40,731)	—
Investment in subsidiaries	(12,544)	(12,544)	—	—	25,088	—
Additions to customer relationship and acquisition costs	—	(6,672)	(275)	(3,368)	—	(10,315)
Investments in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	683	22	(1,103)	—	(398)

Cash Flows from Investing Activities	(21,865)	(178,849)	(10,046)	(115,907)	(15,643)	(342,310)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(704,353)	(11,544)	(44,577)	(14,644)	—	(775,118)
Proceeds from revolving credit and term loan facilities and other debt	625,296	113	86,212	9,153	—	720,774
Early retirement of senior subordinated notes	(71,881)	—	—	—	—	(71,881)
Net proceeds from sale of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	339	—	339
Intercompany loans from parent	—	8,378	(65,110)	16,001	40,731	—
Equity contribution from parent	—	12,544	—	12,544	(25,088)	—
Proceeds from exercise of stock options and employee stock purchase plan	12,001	—	—	—	—	12,001
Excess tax benefits from stock-based compensation	4,476	—	—	—	—	4,476
Payment of debt financing costs	(957)	—	—	—	—	(957)

Cash Flows from Financing Activities	160,082	9,491	(23,475)	23,393	15,643	185,134
Effect of exchange rates on cash and cash equivalents	—	—	1,566	(2,163)	—	(597)

Increase (Decrease) in cash and cash equivalents	—	219,170	(15,476)	(11,057)	—	192,637
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$247,125	$53	$71,066	$—	$318,244

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(150,371)	$481,606	$21,859	$80,796	$—	$433,890
Cash Flows from Investing Activities:
Capital expenditures	—	(135,309)	(13,698)	(67,006)	—	(216,013)
Cash paid for acquisitions, net of cash acquired	—	(186)	—	(1,777)	—	(1,963)
Intercompany loans to subsidiaries	159,359	4,212	—	—	(163,571)	—
Investment in subsidiaries	(71,836)	(71,836)	—	—	143,672	—
Additions to customer relationship and acquisition costs	—	(4,553)	(448)	(2,151)	—	(7,152)
Proceeds from sales of property and equipment and other, net	—	1,036	39	403	—	1,478

Cash Flows from Investing Activities	87,523	(206,636)	(14,107)	(70,531)	(19,899)	(223,650)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(53,134)	(13,841)	(91,459)	(19,099)	—	(177,533)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	18,625	—	18,625
Early retirement of senior subordinated notes	(447,874)	—	—	—	—	(447,874)
Net proceeds from sale of senior subordinated notes	539,688	—	—	—	—	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	794	—	794
Intercompany loans from parent	—	(160,435)	4,229	(7,365)	163,571	—
Equity contribution from parent	—	71,836	65,000	6,836	(143,672)	—
Proceeds from exercise of stock options and employee stock purchase plan	20,098	—	—	—	—	20,098
Excess tax benefits from stock-based compensation	5,282	—	—	—	—	5,282
Payment of debt financing costs	(1,212)	—	(37)	(58)	—	(1,307)

Cash Flows from Financing Activities	62,848	(102,440)	(22,267)	(267)	19,899	(42,227)
Effect of exchange rates on cash and cash equivalents	—	—	264	2,616	—	2,880

Increase (Decrease) in cash and cash equivalents	—	172,530	(14,251)	12,614	—	170,893
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$383,166	$2,818	$63,279	$—	$449,263

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

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended September 30, 2008
Total Revenues	$526,548	$198,730	$59,060	$—	$784,338
Depreciation and Amortization	36,785	21,162	8,183	8,726	74,856
Depreciation	33,830	17,277	5,533	8,685	65,325
Amortization	2,955	3,885	2,650	41	9,531
Contribution	203,438	32,764	14,508	(37,581)	213,129
Expenditures for Segment Assets	56,567	44,912	7,244	4,393	113,116
Capital Expenditures	53,461	34,506	7,244	4,393	99,604
Cash Paid for Acquisitions, Net of Cash acquired	660	9,176	—	—	9,836
Additions to Customer Relationship and Acquisition Costs	2,446	1,230	—	—	3,676
Three Months Ended September 30, 2009
Total Revenues	530,327	178,260	56,298	—	764,885
Depreciation and Amortization	43,719	19,619	9,451	8,639	81,428
Depreciation	40,756	16,296	6,774	8,577	72,403
Amortization	2,963	3,323	2,677	62	9,025
Contribution	221,455	32,795	12,285	(41,753)	224,782
Expenditures for Segment Assets	45,351	28,352	5,726	5,936	85,365
Capital Expenditures	43,893	26,582	5,726	5,936	82,137
Cash Paid for Acquisitions, Net of Cash acquired	—	515	—	—	515
Additions to Customer Relationship and Acquisition Costs	1,458	1,255	—	—	2,713
Nine Months Ended September 30, 2008
Total Revenues	1,548,128	588,328	166,123	—	2,302,579
Depreciation and Amortization	108,676	59,361	24,253	25,003	217,293
Depreciation	100,662	48,460	16,360	24,886	190,368
Amortization	8,014	10,901	7,893	117	26,925
Contribution	564,401	114,470	29,117	(119,500)	588,488
Total Assets(1)	4,311,036	1,762,983	439,400	124,275	6,637,694
Expenditures for Segment Assets	177,556	120,272	22,103	20,272	340,203
Capital Expenditures	135,266	96,066	22,130	20,272	273,734
Cash Paid for Acquisitions, Net of Cash acquired	35,343	20,838	(27)	—	56,154
Additions to Customer Relationship and Acquisition Costs	6,947	3,368	—	—	10,315
Nine Months Ended September 30, 2009
Total Revenues	1,566,167	498,930	169,162	—	2,234,259
Depreciation and Amortization	129,046	54,611	27,341	25,390	236,388
Depreciation	120,214	45,142	19,435	25,218	210,009
Amortization	8,832	9,469	7,906	172	26,379
Contribution	629,226	93,683	35,781	(120,459)	638,231
Total Assets(1)	4,518,274	1,649,209	422,260	116,482	6,706,225
Expenditures for Segment Assets	116,594	76,166	14,992	17,376	225,128
Capital Expenditures	111,383	72,262	14,992	17,376	216,013
Cash Paid for Acquisitions, Net of Cash acquired	186	1,777	—	—	1,963
Additions to Customer Relationship and Acquisition Costs	5,025	2,127	—	—	7,152

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

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

        A reconciliation of Contribution to income before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
Contribution	$213,129	$224,782	$588,488	$638,231
Less: Depreciation and Amortization	74,856	81,428	217,293	236,388
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	1,928	705	4,634	(57)
Interest Expense, net	59,423	59,469	179,199	170,165
Other Expense (Income), net	15,660	1,390	13,157	(9,849)

Income before Provision for Income Taxes	$61,262	$81,790	$174,205	$241,584

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

c.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary fire pump being disabled prior to the fire and the standby fire pump being disabled in the early stages of the fire by third-party

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have also been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. On or about April 12, 2007, a firm of British solicitors representing 31 customers and/or their subrogated insurers filed a Claim Form in the (U.K.) High Court of Justice, Queen's Bench Division, seeking unspecified damages in excess of 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. All claims covered by the April 12th Claim Form have either been settled for nominal amounts or ended by consent order, except one. On or about April 20, 2007, another firm of British solicitors representing 21 customers and/or their subrogated insurer also filed a Claim Form in the same court seeking provisional damages of approximately 15,000 British pounds sterling on account of the records belonging to those customers that were destroyed in the fire. The April 20th Claim Form was not served on the Company and has now expired for the purposes of legal service. Both of those matters were, and continue to be, handled by solicitors appointed by our primary warehouse legal liability carrier. Many claims, including larger ones, remain outstanding. On or about October 17, 2007, our primary warehouse legal liability carrier, in the name of our subsidiary Iron Mountain (U.K.) Limited, filed a Claim Form with the (U.K.) High Court of Justice, Queen's Bench Division, Commercial Court, against The Virgin Drinks Group Limited ("VDG"), a customer who had records destroyed in the fire, seeking a declaration to the effect that our liability to that customer is limited to a maximum of one British pound sterling per carton of lost records and, in any event, to a maximum of 500 British pounds sterling in the aggregate, in accordance with the parties' contract. We and VDG settled the case and, on June 8, 2009, a Consent Order was entered in the case, pursuant to which VDG agreed that the terms of the contract limiting our liability are enforceable as written, and reimbursed our insurer with respect to costs to the extent of 50 British pounds sterling. We believe we carry adequate property and liability insurance. We do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from this facility represented less than 1% of our consolidated enterprise revenues.

(9) Subsequent Events

        We have evaluated subsequent events through October 30, 2009, which is the date our financial statements were issued.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2009 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2009, included herein, and for the year ended December 31, 2008, included in our Current Report on Form 8-K dated May 8, 2009.

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

Reconciliation of OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2009	2008	2009
OIBDA	$211,201	$224,077	$583,854	$638,288
Less: Depreciation and Amortization	74,856	81,428	217,293	236,388

Operating Income	136,345	142,649	366,561	401,900
Less: Interest Expense, Net	59,423	59,469	179,199	170,165
Other Expense (Income), Net	15,660	1,390	13,157	(9,849)
Provision for Income Taxes	50,010	38,613	93,141	83,951

Net Income	$11,252	$43,177	$81,064	$157,633

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

Recent Accounting Pronouncements

        Effective January 1, 2009, GAAP for noncontrolling interests changed. The presentation and disclosure requirements of noncontrolling interests have been applied to all of our financial statements, notes and other financial data retrospectively for all periods presented. The adoption of these accounting changes included a prospective requirement allowing losses in excess of a noncontrolling interest's equity to go below zero, resulting in an increase to net income attributable to Iron Mountain Incorporated of $0.3 million, or $0.00 per diluted share for the three months ended September 30, 2009 and an increase to net income attributable to Iron Mountain Incorporated of $3.1 million, or $0.02 per diluted share for the nine months ended September 30, 2009. Excluding the impacts of allowing losses in excess of a noncontrolling interest's equity to go below zero, net income attributable to Iron Mountain Incorporated and diluted earnings per share attributable to Iron Mountain Incorporated would have been $42.9 million and $0.21 per share, respectively, for the three months ended September 30, 2009 and $156.5 million and $0.77 per share, respectively, for the nine months ended September 30, 2009.

        In June 2009, the Financial Accounting Standards Board ("FASB") established the FASB Accounting Standards Codification (the "Codification") to become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification superseded all then-existing non-SEC accounting and reporting standards on July 1, 2009, and all other non-grandfathered non-SEC accounting literature not included in the Codification became nonauthoritative. The adoption of the Codification did not have a material impact on our consolidated financial statements and results of operations.

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Codification will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects the reporting entity's financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended September 30, 2009 within each section. Trends and changes that are consistent within the three and nine month periods are not repeated and are discussed on a year-to-date basis.

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

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases are classified as capital leases upon renewal, or at lease inception, for new leases. The impact of this change on comparability to the prior period will be to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $22.1 million, offset by an increased amount of combined depreciation (by approximately $20.1 million) and interest expense (by approximately $3.2 million) for the year ending December 31, 2009.

        Beginning in the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to the major foreign currencies of our most significant international markets, which led to a decrease in reported revenue and expenses in the first nine months of 2009 as compared to the first nine months of 2008. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. If exchange rates remain at current levels throughout 2009, we expect a decline in revenues and expenses as reported in U.S. dollars when comparing our 2009 results to our 2008 results. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2008 results at the 2009 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended September 30,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$1.975	$1.604	(18.8)%
Canadian dollar	$0.962	$0.910	(5.4)%
Euro*	$1.564	$1.391	(11.1)%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$1.993	$1.514	(24.0)%
Canadian dollar	$0.983	$0.858	(12.7)%
Euro*	$1.520	$1.337	(12.0)%

    *
    Corresponding to the appropriate periods based on Iron Mountain Europe Limited's fiscal year ended October 31.

Results of Operations

        Comparison of Three and Nine Months Ended September 30, 2009 to Three and Nine Months Ended September 30, 2008 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$784,338	$764,885	$(19,453)	(2.5)%
Operating Expenses	647,993	622,236	(25,757)	(4.0)%

Operating Income	136,345	142,649	6,304	4.6%
Other Expenses, Net	125,093	99,472	(25,621)	(20.5)%

Net Income	11,252	43,177	31,925	283.7%
Net Loss Attributable to the Noncontrolling Interests	(62)	(9)	53	85.5%

Net Income Attributable to Iron Mountain Incorporated	$11,314	$43,186	$31,872	281.7%

OIBDA(1)	$211,201	$224,077	$12,876	6.1%

OIBDA Margin(1)	26.9%	29.3%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$2,302,579	$2,234,259	$(68,320)	(3.0)%
Operating Expenses	1,936,018	1,832,359	(103,659)	(5.4)%

Operating Income	366,561	401,900	35,339	9.6%
Other Expenses, Net	285,497	244,267	(41,230)	(14.4)%

Net Income	81,064	157,633	76,569	94.5%
Net Income (Loss) Attributable to the Noncontrolling Interests	382	(1,990)	(2,372)	(620.9)%

Net Income Attributable to Iron Mountain Incorporated	$80,682	$159,623	$78,941	97.8%

OIBDA(1)	$583,854	$638,288	$54,434	9.3%

OIBDA Margin(1)	25.4%	28.6%

(1)
See "Non-GAAP Measures—Operating Income Before Depreciation and Amortization, or OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth(1)
	2008	2009		Actual
Storage	$421,673	$433,066	$11,393	2.7%	6.7%	7%
Core Service	255,715	242,163	(13,552)	(5.3)%	(0.5)%	1%

Total Core Revenue	677,388	675,229	(2,159)	(0.3)%	4.0%	4%
Complementary Services	106,950	89,656	(17,294)	(16.2)%	(12.8)%	(15)%

Total Revenue	$784,338	$764,885	$(19,453)	(2.5)%	1.7%	2%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth(1)
	20080	2009		Actual
Storage	$1,242,185	$1,258,733	$16,548	1.3%	6.9%	7%
Core Service	726,336	707,000	(19,336)	(2.7)%	4.6%	4%

Total Core Revenue	1,968,521	1,965,733	(2,788)	(0.1)%	6.1%	6%
Complementary Services	334,058	268,526	(65,532)	(19.6)%	(14.6)%	(12)%

Total Revenue	$2,302,579	$2,234,259	$(68,320)	(3.0)%	3.1%	3%

(1)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $11.4 million, or 2.7%, to $433.1 million and $16.5 million, or 1.3%, to $1,258.7 million for the three and nine months ended September 30, 2009, respectively, from $421.7 million and $1,242.2 million for the three and nine months ended September 30, 2008, respectively. The increase is attributable to internal revenue growth of 7% for the nine month period, resulting from strength in our North American Physical and International Physical operating segments, offset by foreign currency exchange rate fluctuations of (6)%. Current economic factors have led to a moderation in our storage growth rate, as a result of longer new sales cycles in our digital business and lower new sales and higher destruction rates in our physical business.

        Consolidated service revenues decreased $30.8 million, or (8.5)%, to $331.8 million and $84.9 million, or (8.0)%, to $975.5 million for the three and nine months ended September 30, 2009, respectively, from $362.7 million and $1,060.4 million for the three and nine months ended September 30, 2008, respectively. Service revenue internal growth was negative 4% and 1% as a result of complementary revenue internal growth of negative 15% and 12%, in the three and nine months ended September 30, 2009, respectively, partially offset by core revenue internal growth of 1% and 4% in the three and nine months ended September 30, 2009, respectively. As expected, complementary service revenues decreased on a year-to-date basis primarily due to the completion of a large special project in Europe in the third quarter of 2008 and $34.6 million less revenue from the sale of recycled paper revenues resulting from a steep decline in recycled paper pricing. We also experienced softness in the first nine months of 2009 in the more discretionary revenues such as special project revenues, fulfillment services and technology sales. Core service revenue growth was also constrained by current economic trends. Unfavorable foreign currency exchange rate fluctuations reduced reported service revenues by 7% for the first nine months of 2009 compared to the same period in 2008.

        For the reasons stated above, our consolidated revenues decreased $19.5 million, or (2.5)%, to $764.9 million and $68.3 million, or (3.0)%, to $2,234.3 million for the three and nine months ended September 30, 2009, respectively, from $784.3 million and $2,302.6 million for the three and nine months ended September 30, 2008, respectively. Internal revenue growth was 2% and 3% for the three and nine months ended September 30, 2009, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and nine months ended September 30, 2009, foreign currency exchange rate fluctuations negatively impacted our reported revenues by 4% and 6%, respectively, primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2007	2008				2009
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	8%	8%	8%	8%	8%	7%	6%	7%
Service Revenue	12%	10%	9%	9%	5%	0%	1%	(4)%
Total Revenue	10%	9%	9%	8%	7%	4%	4%	2%

        During the past eight quarters our storage internal growth rate has ranged between 6% and 8%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and recycled paper revenues. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) a large public sector contract in Europe that was completed in the third quarter of 2008; (3) declines in commodity prices for recycled paper and fuel; (4) the expected softness in our complementary service revenues, such as special project revenues, fulfillment services and technology sales, beginning in the fourth quarter of 2008; and (5) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
Labor	$173,917	$156,836	$(17,081)	(9.8)%	(5.3)%	22.2%	20.5%	(1.7)%
Facilities	104,226	103,513	(713)	(0.7)%	3.9%	13.3%	13.5%	0.2%
Transportation	40,465	27,141	(13,324)	(32.9)%	(29.5)%	5.2%	3.5%	(1.7)%
Product Cost of Sales and Other	33,643	33,980	337	1.0%	6.2%	4.3%	4.4%	0.1%

	$352,251	$321,470	$(30,781)	(8.7)%	(4.3)%	44.9%	42.0%	(2.9)%

				Percentage Change
	Nine Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	20080	2009		Actual		2008	2009
Labor	$512,594	$467,224	$(45,370)	(8.9)%	(2.5)%	22.3%	20.9%	(1.4)%
Facilities	307,071	306,716	(355)	(0.1)%	6.7%	13.3%	13.7%	0.4%
Transportation	116,547	82,401	(34,146)	(29.3)%	(24.5)%	5.1%	3.7%	(1.4)%
Product Cost of Sales and Other	110,761	94,807	(15,954)	(14.4)%	(9.1)%	4.8%	4.2%	(0.6)%

	$1,046,973	$951,148	$(95,825)	(9.2)%	(2.9)%	45.5%	42.6%	(2.9)%

Labor

        Labor expense was favorably impacted by 5 and 6 percentage points of currency variations during the three and nine months ended September 30, 2009, respectively. Excluding the effect of currency rate fluctuations, labor expense decreased by 5.3% and 2.5% in the three and nine months ended September 30, 2009, respectively, due to lower labor costs and productivity gains in our North American Physical Business.

Facilities

        Facilities costs were favorably impacted by 5 and 7 percentage points of currency variations during the three and nine months ended September 30, 2009, respectively. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $7.8 million for the first nine months of 2009 over the first nine months of 2008, but decreased from 12.8% of consolidated storage revenues for the nine months ended September 30, 2008 to 12.4% of consolidated storage revenues for the nine months ended September 30, 2009. We expect this trend to continue throughout 2009, mainly as a result of the impact of revenue mix and due to incremental rent charges incurred in the latter half of 2008 related to our U.K. operations. Other facilities costs for the nine months ended September 30, 2009 increased in constant currency terms by $11.4 million due to increased common area charges of $5.3 million, property taxes and insurance of $3.2 million, and utilities of $2.9 million, related to rising costs and an increased number of facilities.

Transportation

        Transportation expenses were favorably impacted by 3 and 5 percentage points of currency variations during the three and nine months ended September 30, 2009, respectively. Certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases are now classified as capital leases upon renewal or at inception for new leases. As a result, for the three and nine months ended September 30, 2009 we had lower vehicle rent expense in our North American Physical segment of approximately $5.5 million and $16.2 million, respectively (offset by an increased amount of combined depreciation of approximately $4.9 million and $14.8 million, respectively, and interest expense of approximately $0.8 million and $2.4 million, respectively). We expect this trend to continue throughout 2009. In addition, fuel costs have decreased by $4.3 million and $11.1 million during the three and nine months ended September 30, 2009, respectively, as compared to the 2008 periods. The lower fuel cost is primarily due to lower commodity prices and to a lesser extent, the benefit of productivity gains from ongoing transportation improvement initiatives.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were favorably impacted by 5 percentage points of currency variations during both the three and nine months ended September 30, 2009. For the three months ended September 30, 2009, product cost of sales and other was flat as compared to September 30, 2008, primarily due to an increase in other cost of sales associated with a special project, offset by declines due to a decrease in other complementary revenue streams. For the nine months ending September 30, 2009, product cost of sales and other decreased by $16.0 million as compared to the prior year. Approximately $9.5 million of the decrease is due to the sale of our North American data product sales line in the second quarter of 2008. The remainder of the decrease was a result of a decrease in other complementary revenue streams, offset by an increase in cost of sales associated with a special project.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
General and Administrative	$110,897	$114,355	$3,458	3.1%	8.5%	14.1%	15.0%	0.9%
Sales, Marketing & Account Management	67,731	65,327	(2,404)	(3.5)%	0.5%	8.6%	8.5%	(0.1)%
Information Technology	38,060	36,688	(1,372)	(3.6)%	(1.1)%	4.9%	4.8%	(0.1)%
Bad Debt Expense	2,270	2,263	(7)	(0.3)%	2.2%	0.3%	0.3%	0.0%

	$218,958	$218,633	$(325)	(0.1)%	4.3%	27.9%	28.6%	0.7%

				Percentage Change
	Nine Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	20080	2009		Actual		2008	2009
General and Administrative	$338,284	$334,186	$(4,098)	(1.2)%	5.6%	14.7%	15.0%	0.3%
Sales, Marketing & Account Management	206,973	193,034	(13,939)	(6.7)%	(1.3)%	9.0%	8.6%	(0.4)%
Information Technology	116,117	108,010	(8,107)	(7.0)%	(3.6)%	5.0%	4.8%	(0.2)%
Bad Debt Expense	5,744	9,650	3,906	68.0%	70.4%	0.2%	0.4%	0.2%

	$667,118	$644,880	$(22,238)	(3.3)%	2.4%	29.0%	28.9%	(0.1)%

General and Administrative

        General and administrative expenses were favorably impacted by 5 and 7 percentage points of currency variations during the three and nine months ended September 30, 2009, respectively. In constant currency terms, compensation expense, including medical and other benefits, increased by $1.8 million and $12.2 million in the three and nine months ended September 30, 2009, respectively, as a result of increased headcount. In addition, legal costs and professional fees (related to project and cost saving initiatives) increased $10.0 million and $18.0 million in the three and nine months ended September 30, 2009, respectively. These increases are offset by lower discretionary spending of $2.8 million and $12.6 million in the three and nine months ended September 30, 2009, respectively, for items including recruiting and relocations, telephone, training, postage and supplies, and certain enterprise-wide meetings which were held in 2008 but not in 2009.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were favorably impacted by 4 and 5 percentage points of currency variations during the three and nine months ended September 30, 2009, respectively. In constant currency terms, the increase of 0.5% and decrease of 1.3% in the three and nine months ended September 30, 2009, respectively, is primarily related to higher discretionary spending of $0.7 million and lower discretionary spending of $3.8 million on items such as travel and entertainment and our enterprise-wide sales meeting which was held in 2008 but not in 2009. Commissions expense also declined by $2.6 million and $6.7 million in constant currency terms during the three and nine months ended September 30, 2009, respectively. These year-to-date decreases are partially offset by increased investments in sales and account management in our International Physical segment of $1.2 million and $4.4 million for the three and nine months ended September 30, 2009, respectively, and increased compensation (other than commissions) of $0.6 million and $3.0 million in the North American Physical segment for the three and nine months ended September 30, 2009, respectively.

Information Technology

        Information technology expenses were favorably impacted by 3 percentage points of currency variations during both the three and nine months ended September 30, 2009. In constant currency terms, the decrease of 3.6% in information technology expenses for the first nine months of 2009 was due to reduced overhead and discretionary spending, such as recruiting, travel and entertainment, professional fees, and equipment rental costs of $2.6 million and disciplined cost management. In addition, in the nine months ended September 30, 2008, we wrote off $0.9 million of previously deferred costs, primarily internal labor costs, associated with internal use software development costs that were discontinued prior to being implemented in 2008.

Bad Debt Expense

        Consolidated bad debt expense remained flat at $2.3 million (0.3% of consolidated revenues) for the three months ended September 30, 2009 compared to the three months ended September 30, 2008. Consolidated bad debt expense increased $3.9 million to $9.7 million (0.4% of consolidated revenues) for the nine months ended September 30, 2009 from $5.7 million (0.2% of consolidated revenues) for the nine months ended September 30, 2008. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2009 from 2008 is attributable to the worsening economic climate. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $7.1 million and $19.6 million for the three and nine months ended September 30, 2009, respectively, compared to the three and nine months ended September 30, 2008, primarily due to additional depreciation expense of approximately $4.9 million and $14.8 million, respectively, resulting from certain vehicle leases which had previously been classified as operating leases, being classified as capital leases upon renewal or at inception for new leases, as well as additional depreciation associated with technology investments in our Worldwide Digital Business segment of $3.1 million for the nine months ended September 30, 2009. We expect this trend to continue throughout 2009.

        Amortization expense decreased $0.5 million for both the three and nine months ended September 30, 2009, compared to the three and nine months ended September 30, 2008, primarily due to decreases resulting from currency variations which were offset by the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $0.1 million for the nine months ended September 30, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset by write-offs of certain fixed assets in North America and Europe.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $4.6 million for the nine months ended September 30, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008, a $1.3 million impairment of an owned storage facility which we decided to exit in the third quarter of 2008, and a $0.5 million write-down for an owned storage facility that we had vacated and had classified as available for sale in the third quarter of 2008.

OPERATING INCOME and OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $6.3 million, or 4.6%, to $142.6 million (18.6% of consolidated revenues) for the three months ended September 30, 2009 from $136.3 million (17.4% of consolidated revenues) for the three months ended September 30, 2008. Consolidated operating income increased $35.3 million, or 9.6%, to $401.9 million (18.0% of consolidated revenues) for the nine months ended September 30, 2009 from $366.6 million (15.9% of consolidated revenues) for the nine months ended September 30, 2008. As a result of all the foregoing factors, consolidated OIBDA increased $12.9 million, or 6.1%, to $224.1 million (29.3% of consolidated revenues) for the three months ended September 30, 2009 from $211.2 million (26.9% of consolidated revenues) for the three months ended September 30, 2008. Consolidated OIBDA increased $54.4 million, or 9.3%, to $638.3 million (28.6% of consolidated revenues) for the nine months ended September 30, 2009 from $583.9 million (25.4% of consolidated revenues) for the nine months ended September 30, 2008.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $0.1 million to $59.5 million (7.8% of consolidated revenues) for the three months ended September 30, 2009 from $59.4 million (7.6% of consolidated revenues) for the three months ended September 30, 2008 primarily due to additional interest expense related to our recent offering as we carried both the 8 5/8% Senior Subordinated Notes due 2013 ("8 5/8% notes") and the newly issued 8 3/8% Senior Subordinated Notes due 2021 ("8 3/8% notes") for approximately one month during the call process to retire the 8 5/8% notes in September, 2009. This increase is offset by a reduction in year-over-year borrowings under our revolving credit facility, and by a decrease in our weighted average interest rate to 6.9% as of September 30, 2009 from 7.1% as of September 30, 2008. Consolidated interest expense, net decreased $9.0 million to $170.2 million (7.6% of consolidated revenues) for the nine months ended September 30, 2009 from $179.2 million (7.8% of consolidated revenues) for the nine months ended September 30, 2008, primarily due to a reduction in year-over-year borrowings under our revolving credit facility, and by a decrease in our weighted average interest rate to 6.9% as of September 30, 2009 from 7.1% as of September 30, 2008. These decreases were partially offset by additional interest expense related to the call of our 8 5/8% notes and interest expense recorded on capital leases on certain vehicle leases previously classified as operating leases prior to renewal or upon lease inception; we expect this trend to continue throughout 2009.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2008	2009		2008	2009
Foreign currency transaction losses (gains), net	$15,963	$(908)	$(16,871)	$13,325	$(10,546)	$(23,871)
Debt extinguishment expense	—	3,031	3,031	345	3,031	2,686
Other, net	(303)	(733)	(430)	(513)	(2,334)	(1,821)

	$15,660	$1,390	$(14,270)	$13,157	$(9,849)	$(23,006)

        Net foreign currency transaction gains of $10.5 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2009. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Brazilian Real and Chilean Peso against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by losses as a result of British pounds sterling and Euro denominated debt and forward contracts.

        Net foreign currency transaction losses of $13.3 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2008. Losses resulted from changes in the exchange rate of the British pound sterling, Euro, Chilean peso and Brazilian real against the U.S. dollar compared to December 31, 2007, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, partially offset by gains on the marking-to-market of British pound sterling and Euro denominated debt held by our U.S. parent company, as well as British pound sterling denominated forward contracts.

        During the three months ended September 30, 2009, we redeemed our 8 5/8% notes and wrote-off $3.0 million in associated deferred financing costs.

        Other, net in the nine months ended September 30, 2009 primarily consists of $1.3 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor, in addition to $0.6 million of business interruption proceeds for an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009.

Provision for Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2008 were 81.6% and 53.5%, respectively. Our effective tax rates for the three and nine months ended September 30, 2009 were 47.2% and 34.8%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax to which our foreign earnings are subject. The decrease in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For the quarter and year-to-date periods in 2008, unrealized foreign currency gains were recorded in higher tax jurisdictions, associated with our marking-to-market of debt and derivative instruments, while unrealized foreign currency losses were recorded in lower tax jurisdictions, associated with the marking-to-market of intercompany loan positions, which together increased the 2008 tax rate by 42.3% and 12.3% for the three and nine months ended September 30, 2008, respectively. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate by 7.2% for the nine months ended September 30, 2009 and had no significant impact on our effective tax rate for the three months ended September 30, 2009. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. During the three months ended September 30, 2009, we recorded a change in our estimate of the annual effective tax rate and other discrete items including changes in estimates and adjustments related to the filing of our 2008 federal, state and certain foreign tax returns. Together these items increased the effective tax rate by 7.3% and 3.3% for the three and nine months ended September 30, 2009, respectively.

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

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the three months ended September 30, 2009 increased $31.9 million, or 283.7%, to $43.2 million (5.6% of consolidated revenues) from net income of $11.3 million (1.4% of consolidated revenues) for the three months ended September 30, 2008. For the nine months ended September 30, 2009, consolidated net income increased $76.6 million, or 94.5%, to $157.6 million (7.1% of consolidated revenues) from net income of $81.1 million (3.5% of consolidated revenues) for the nine months ended September 30, 2008. The increase in operating income noted above, the foreign currency exchange rate impacts included in other income (expense), net and the impact of our tax rate for the first nine months of 2009, contributed to the increase in net income. Net loss attributable to noncontrolling interests was $0.1 million for the three months ended September 30, 2008, and resulted in a benefit to net income attributable to Iron Mountain Incorporated. Net income attributable to noncontrolling interests was $0.4 million for the nine months ended September 30, 2008, and reduced net income attributable to Iron Mountain Incorporated. For the three and nine months ended September 30, 2009, net losses attributable to noncontrolling interests resulted in a benefit to net income attributable to Iron Mountain Incorporated of $0.0 million and $2.0 million, respectively. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Physical Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$526,548	$530,327	$3,779	0.7%	1.2%	1%

Segment Contribution(1)	$203,438	$221,455	$18,017	8.9%	9.4%

Segment Contribution(1) as a Percentage of Segment Revenue	38.6%	41.8%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$1,548,128	$1,566,167	$18,039	1.2%	2.4%	3%

Segment Contribution(1)	$564,401	$629,226	$64,825	11.5%	12.9%

Segment Contribution(1) as a Percentage of Segment Revenue	36.5%	40.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the nine months ended September 30, 2009, revenue in our North American Physical Business segment increased 1.2% over the nine months ended September 30, 2008, primarily due to internal growth of 3%. Internal growth was due to solid storage internal growth of 7% related to increased Hard Copy and Data Protection revenues and was negatively impacted by depressed service internal growth of negative 2%. Continued organic growth in our core services business of 4% was more than offset by decreased complementary services revenues primarily due to steep declines in recycled paper prices and softness in discretionary special projects and fulfillment services. Additionally, unfavorable foreign currency fluctuations related to Canada resulted in decreased 2009 revenue, as measured in U.S. dollars, of 1 percentage point. Contribution as a percentage of segment revenue increased in 2009 due mainly to productivity gains, pricing actions, disciplined cost management, lower vehicle rent expense due to the recharacterization of certain vehicle leases, and increased margin due to the sale of our low-margin data products division in 2008.

International Physical Business

				Percentage Change
	Three Months September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$198,730	$178,260	$(20,470)	(10.3)%	5.3%	5%

Segment Contribution(1)	$32,764	$32,795	$31	0.1%	21.0%

Segment Contribution(1) as a Percentage of Segment Revenue	16.5%	18.4%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$588,328	$498,930	$(89,398)	(15.2)%	5.2%	5%

Segment Contribution(1)	$114,470	$93,683	$(20,787)	(18.2)%	3.0%

Segment Contribution(1) as a Percentage of Segment Revenue	19.5%	18.8%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        Revenue in our International Physical Business segment decreased 15.2% during the nine months ended September 30, 2009 over the same period last year due to foreign currency fluctuations in 2009, primarily in the United Kingdom, which resulted in decreased 2009 revenue, as measured in U.S. dollars, compared to 2008 of approximately 20 percentage points. This decline was offset by total internal revenue growth for the segment of 5%, supported by solid 9% storage internal growth, and service revenue internal growth of 1%. Service revenue internal growth includes an unfavorable year-over-year comparison due to a large European special project that was completed in the third quarter of 2008 which contributed to complementary revenue internal growth of negative 8%. Contribution as a percentage of segment revenue decreased in the first nine months of 2009 primarily due to the completion of a large, high-margin European special project in the third quarter of 2008, increased rent and facility costs and increased compensation expense related to investments in sales and business support during 2008 and 2009.

Worldwide Digital Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$59,060	$56,298	$(2,762)	(4.7)%	(4.4)%	(1)%

Segment Contribution(1)	$14,508	$12,285	$(2,223)	(15.3)%	(16.2)%

Segment Contribution(1) as a Percentage of Segment Revenue	24.6%	21.8%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$166,123	$169,162	$3,039	1.8%	2.6%	3%

Segment Contribution(1)	$29,117	$35,781	$6,664	22.9%	21.0%

Segment Contribution(1) as a Percentage of Segment Revenue	17.5%	21.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the nine months ended September 30, 2009, revenue in our Worldwide Digital Business segment increased 1.8% over the same period in 2008, due to strong performance in our eDiscovery business and growth in digital storage revenue from our electronic records management offerings, offset by a decrease in data restoration and license sales in 2009 over 2008. In the nine months ended September 30, 2009, contribution in the Worldwide Digital Business segment increased compared to the same period in 2008 due to the impact of revenue mix and decreases in commissions and discretionary spending, including recruiting, travel and entertainment. In the three months ended September 30, 2009, contribution decreased compared to the same period in 2008 due to fewer data restoration and license sales.

Corporate

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2008	2009
Segment Contribution(1)	$(37,581)	$(41,753)	$(4,172)	(11.1)%
Segment Contribution(1) as a Percentage of Consolidated Revenue	(4.8)%	(5.5)%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2008	2009
Segment Contribution(1)	$(119,500)	$(120,459)	$(959)	(0.8)%
Segment Contribution(1) as a Percentage of Consolidated Revenue	(5.2)%	(5.4)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Contribution and for the basis on which allocations are made and a reconciliation of Contribution to income before provision for income taxes.

        During the nine months ended September 30, 2009, expenses in the Corporate segment increased 0.8% over the nine months ended September 30, 2008, driven primarily by increases in professional fees of $1.7 million related to project and consulting costs and compensation of $1.4 million, offset by decreases in other expenses of $1.6 million, which includes much of our discretionary spending, such as travel and entertainment and supplies, and a decrease in stock-based compensation expense of $0.5 million. During the three months ended September 30, 2009, professional fees increased $2.4 million due to increased spending related to project and cost saving initiatives. In addition, compensation expense increased $0.9 million, stock-based compensation expense increased $0.2 million, and other expenses increase $0.7 million, over the three months ended September 30, 2008.

Liquidity and Capital Resources

        The following is a summary (in thousands) of our cash balances and cash flows as of and for the nine months ended September 30,

	2008	2009
Cash flows provided by operating activities	$350,410	$433,890
Cash flows used in investing activities	(342,310)	(223,650)
Cash flows provided by (used in) financing activities	185,134	(42,227)
Cash and cash equivalents at the end of period	318,244	449,263

        Net cash provided by operating activities was $433.9 million for the nine months ended September 30, 2009 compared to $350.4 million for the nine months ended September 30, 2008. The 23.8% increase resulted primarily from an increase in net income, excluding non-cash charges of $75.0 million and a decrease in the use of working capital of $10.6 million over the same period last year, offset by an increase in realized foreign exchange losses of $2.1 million.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the nine months ended September 30, 2009 amounted to $216.0 million and $7.2 million, respectively. For the nine months ended September 30, 2009, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding acquisitions, we expect our capital expenditures to be approximately $360 million in the year ending December 31, 2009. Included in our estimated capital expenditures for 2009 is approximately $45 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $42.2 million for the nine months ended September 30, 2009. During the nine months ended September 30, 2009, we had $539.7 million of proceeds from the sale of senior subordinated notes, gross borrowings under our revolving credit and term loan facilities and other debt of $18.6 million, $20.1 million of proceeds from the exercise of stock options and employee stock purchase plan and $5.3 million of excess tax benefits from stock-based compensation and $0.8 million in contributions from noncontrolling partners. We used the proceeds from these financing transactions for the early retirement of $447.9 million of our 8 5/8% notes and to repay $177.5 million on our revolving credit and term loans and other debt and for $1.3 million of financing costs.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases have been classified as capital leases, and certain others will be, upon renewal. The impact of these changes on our consolidated cash flow statement in the nine months ended September 30, 2009 and for the remainder of 2009 is that payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows are now, and will be, reflected as a use of cash within the financing activities section of our consolidated statement of cash flows. For the first nine months of 2009, the amount of this impact was $14.1 million; we expect this trend to continue throughout 2009.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2009 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$105,493
Term Loan Facility(1)	401,325
7 1/4% GBP Senior Subordinated Notes due 2014(2)	238,830
7 3/4% Senior Subordinated Notes due 2015(2)	436,084
6 5/8% Senior Subordinated Notes due 2016(2)	316,912
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	161,193
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,742
6 3/4% Euro Senior Subordinated Notes due 2018(2)	369,702
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	547,959
Real Estate Mortgages, Capital Leases, Seller Notes and Other	179,401

Total Long-term Debt	3,306,641
Less Current Portion	(30,706)

Long-term Debt, Net of Current Portion	$3,275,935

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

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities of $750 million and the existing IME revolving credit and term loan facilities of 200 million British pounds sterling. On November 9, 2007, we increased the aggregate amount available to be borrowed under the Credit Agreement from $900 million to $1.2 billion. The Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $790 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. In the third quarter of 2008, the capacity under our revolving credit facility was decreased from an aggregate amount of $790 million to an aggregate amount of $765 million due to the bankruptcy of one of our lenders. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of September 30, 2009, we had $105.5 million of outstanding borrowings under the revolving credit facility, all of which were denominated in Australian dollars (AUD 9.0 million) and in Canadian dollars (CAD 106.0 million); we also had various outstanding letters of credit totaling $39.4 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") as defined in the Credit Agreement and current external debt, under the revolving credit facility on September 30, 2009, was $620.1 million. The interest rate in effect under the revolving credit facility and term loan facility was 2.7% and 1.9%, respectively, as of September 30, 2009.

        In August 2009, we completed an underwritten public offering of $550.0 million in aggregate principal amount of our 8 3/8% Senior Subordinated Notes due 2021, which were issued at 99.625% of par. Our net proceeds of $539.7 million, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $447.9 million of aggregate principal amount of our outstanding 8 5/8% Senior Subordinated Notes (the "8 5/8% notes"), plus accrued and unpaid interest, all of which were called for redemption in August 2009, and paid off in September 2009, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes, including potential future acquisitions and investments. We recorded a charge to other expense (income), net of $3.0 million in the third quarter of 2009 related to the early extinguishment of the 8 5/8% notes, which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% notes.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.4 as of December 31, 2008 and September 30, 2009, respectively, compared to a maximum allowable ratio of 5.5 under our Credit Agreement. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.3 as of December 31, 2008 and September 30, 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of September 30, 2009.

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

Net Operating Loss, Alternative Minimum Tax and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2018 through 2024 of $38.6 million at September 30, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $21.0 million (net of federal tax benefit), which begins to expire in 2009 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $22.9 million, with various expiration dates, subject to a valuation allowance of approximately 95%. Additionally, we have federal alternative minimum tax credit carryforwards of $1.6 million, which have no expiration date and are available to reduce future income taxes; federal research credits of $0.8 million which begin to expire in 2010; and foreign tax credits of $54.7 million, which begin to expire in 2014 through 2018.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2009 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended September 30, 2009. The following table sets forth our common stock repurchased for the three months ended September 30, 2009:

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
August 1, 2009-August 31, 2009	3,341	$29.92	—	—

Total	3,341	$29.92	—	—

(1)
Consists of shares tendered by current and former employees, as payment of the exercise price of stock options granted, in accordance with provisions of our equity compensation plans and individual stock option agreements. No shares have been purchased other than as payment of the exercise price of stock options.

Item 6.    Exhibits

  (a)   Exhibits

Exhibit No.	Description
4.1	Eighth Supplemental Indenture, dated as of August 10, 2009, by and among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee (Incorporated by reference to Iron Mountain Incorporated's Current Report on Form 8-K dated August 11, 2009).
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer.
32.2	Section 1350 Certification of Chief Financial Officer.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
October 30, 2009 (DATE)	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)