Form 10-K
period 2009-12-31
IRON MOUNTAIN INC
filed 2010-02-26
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
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

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a small reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2009, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $5,202,229,298 based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 11, 2010: 203,611,989

IRON MOUNTAIN INCORPORATED
2009 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations, including our intent to repurchase shares and to pay dividends, our financial ability and sources to fund the repurchase program and dividend policy, and the amounts of such repurchases and dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

        Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others:

  •
  the cost to comply with current and future laws, regulations and customer demands relating to privacy issues;

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

  •
  the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases;

  •
  the impact of alternative, more attractive investments on dividends or stock repurchases;

  •
  our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently;

  •
  the cost or potential liabilities associated with real estate necessary for our business;

  •
  the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate;

  •
  claims that our technology violates the intellectual property rights of a third party; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

ii

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

iii

PART I

Item 1. Business.

A.    Development of Business.

        We are a leading information management services company. We help organizations around the world reduce the risks, costs and inefficiencies associated with storing and using their physical and digital data. We offer comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex information management challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain is a trusted partner to more than 140,000 corporate clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 97% of the Fortune 1000 and more than 93% of the FTSE 100. As of December 31, 2009, we provided services in 38 countries on five continents, employed over 20,000 people and operated more than 1,000 facilities.

        Now in our 59th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a business with limited product offerings and annual revenues of $104 million in 1995 into a global enterprise providing a broad range of information management services to customers in markets around the world with total revenues of $3 billion for the year ended December 31, 2009. On January 5, 2009, we were added to the S&P 500 Index and we are currently number 681 on the Fortune 1000.

        Our success since becoming a public company in 1996 has been driven in large part by our execution of a consistent long-term growth plan to build market leadership by extending our strategic position through service line and global expansion. This growth plan has been sequenced into three phases. The first phase involved establishing leadership and broad market access in our core businesses: records management and data protection & recovery, primarily through acquisitions. In the second phase we invested in building a successful selling organization to access new customers, converting previously unvended demand. While different parts of our business are in different stages of evolution along our three-phase strategy, as an enterprise, we have transitioned to the third phase of our growth plan, which we call the capitalization phase. In this phase, which we expect will run for a long time to come, we seek to expand our relationships with our customers to continue solving their increasingly complex information management problems. Doing this well means expanding our service offerings on a global basis while maximizing our solid core businesses. In doing this, we continue to build what we believe to be a very durable business through disciplined execution.

        Consistent with this strategy, we have transitioned from a growth strategy driven primarily by acquisitions of information management services companies to expansion driven primarily by internal growth. In 2001, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This has continued to be the case in each year since 2001 with the exception of 2004. In the absence of unusual acquisition activity, we expect to achieve more of our revenue growth internally in 2010 and beyond.

        In February, 2010, we acquired Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions, for approximately $112 million in cash. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements our existing enterprise-class, cloud-based digital archive services. NearPoint®, Mimosa's enterprise archiving platform, has applications for retention and disposition, electronic discovery ("eDiscovery"), compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk, and lower their eDiscovery and storage costs.

        We expect to achieve our internal revenue growth objectives primarily through a sophisticated sales and account management coverage model. This model is designed to drive incremental revenues by acquiring new customer relationships and increasing business with new and existing customers by selling them our products and services in new geographies and selling additional products and services such as information destruction, digital data protection, document management services and eDiscovery services. We intend our selling efforts to be augmented and supported by expanded marketing programs, which include product management as a core discipline. We also plan to continue developing an extensive worldwide network of channel partners through which we are selling a wide array of technology solutions. Our sales and account coverage model and our go-to-market strategy will continue to evolve to meet the needs of our customers.

B.    Description of Business.

Overview

        Our information management services can be broadly divided into three major service categories: records management services, data protection & recovery services, and information destruction services. We offer both physical services and technology solutions in each of these categories. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include email and various forms of magnetic media such as computer tapes and hard drives and optical disks.

        Our physical records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements, implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper (which is the dominant form of records storage), flexible retrieval access and retention management. Included within physical records management services is Document Management Solutions ("DMS"). This suite of services helps organizations to gain better access to and, ultimately, control over their paper records by digitizing, indexing and hosting them in online archives to provide complete information life-cycle solutions. Our technology-based records management services are comprised primarily of digital archiving and related services for secure, legally compliant and cost-effective long-term archiving of electronic records and eDiscovery services. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy, government and financial services.

        Our physical data protection & recovery services include disaster preparedness, planning, support and secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus. Our technology-based data protection & recovery services include online backup and recovery solutions for desktop and laptop computers and remote servers. Additionally, we serve as a trusted, neutral third party and offer intellectual property escrow services to protect and manage source code and other proprietary information.

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

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by the organization that originated them to ensure ready availability. Inactive physical records are the principal focus of the information management services industry. Inactive records consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with and serviced by an information management services vendor. Special regulatory requirements often apply to medical records. In addition to our core records management services, we provide consulting, facilities management, fulfillment and other outsourcing services.

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

        In addition to the physical rotation and storage of backup data that our physical business segments provide, our Worldwide Digital Business segment offers online backup services as an alternative way for businesses to transfer data to us, and to access the data they have stored with us. Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in one of our secure data centers. In early 2003, we announced an expansion of the online backup service to include backup and recovery for personal computer data, answering customers' needs to protect critical business data, which is often unprotected on employee laptop and desktop personal computers. In November 2004, we acquired Connected Corporation ("Connected"), a market leader in the backup and recovery of this distributed data, and in December 2005, we acquired LiveVault Corporation ("LiveVault"), a market leader in the backup and recovery of server data.

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

        On December 1, 2006, changes to the Federal Rules of Civil Procedure ("FRCP") were implemented; as a result, electronically stored information was explicitly defined as a separate class of discoverable information in litigation. There is no longer any ambiguity about whether digital data constitutes a "document" and businesses now have the clear responsibility to produce electronic records. In December 2007, we acquired Stratify Inc. ("Stratify"), a leading provider of eDiscovery services to assist customers with managing discovery of electronic records.

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

Growth of Market

        We believe that the volume of stored physical and electronic records will continue to increase for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued proliferation of data processing technologies such as personal computers and networks; (4) inexpensive document producing technologies such as facsimile, desktop publishing software and desktop printing; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) the need to keep backup copies of certain records in off-site locations for business continuity purposes in the event of disaster.

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

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented physical information management services industry in North America from 1995 to 2000 and at a slower but continuing pace in recent years. Most physical information management services companies serve a single local market, and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend in the physical information management industry, both in North America and other international geographies, will continue because of the industry's capital requirements for growth, opportunities for large information management services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in this industry is also due to, and will continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, larger customers increasingly demand a single, sophisticated company to handle all of their important physical records needs. Large national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and may continue to make from time to time, acquisitions of our competitors, many of whom are small, single-city operators.

Description of Our Business

        We generate our revenues by providing storage (both physical and electronic records in a variety of information media formats), core records management, data protection & recovery, information destruction services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information management services is the mainstay of our customer relationships and provides the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and shredding of records and documents generated by business operations. As is the case with storage revenues, core service revenues are highly recurring in nature. In 2009, our storage and core service revenues represented approximately 88% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services, including special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). In addition, included in complementary services revenue is recycled paper revenues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our North American Physical Business and our International Physical Business segments offer physical records management services, data protection & recovery services and information destruction services, in their respective geographies. Our Worldwide Digital Business segment includes our online backup and recovery solutions for server data and personal computers, digital archiving services, eDiscovery services and intellectual property management services and is not limited to any particular geography. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our North American Physical Business, International Physical Business and Worldwide Digital Business operating segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2007, 2008 and 2009 are set forth in Note 9 to Notes to Consolidated Financial Statements.

Service Offerings

        Our information management services can be broadly divided into three major categories: records management services, data protection & recovery services and information destruction services. We offer both physical services and technology solutions in the records management and data protection & recovery categories. Currently, we only offer physical services in the information destruction services category.

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

        Service and courier operations are an integral part of our comprehensive records management program for all physical media. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and the destruction of records. Service charges are generally assessed for each procedure on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2009, we were utilizing a fleet of approximately 3,700 owned or leased vehicles.

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

        The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us. In addition to our existing archival storage services, there is increased opportunity to manage active records. Our DMS services provide the bridge between customers' physical documents and their new EDM solutions.

        We offer records management services that have been tailored for specific industries such as health care, or to address the needs of customers with more specific needs based on the critical nature of their records. Healthcare information services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions. Medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. Healthcare information services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging.

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

        Electronic discovery is the component of legal discovery involving information that is converted into digital data or collected and processed in that form. Our eDiscovery services, principally embodied by the Stratify® Legal Discovery application, help our customers identify, organize, analyze, and review particularly relevant or responsive information from within the universe of electronic data generated during the normal course of their business. The ability of current content management technologies to capture and maintain several copies of documents—including different versions of working drafts—underscores the challenges companies face in managing information for eDiscovery.

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

        We provide professional consulting services to customers, enabling them to develop and implement comprehensive records and information management programs. Our consulting business draws on our experience in information management services to analyze the practices of companies and assist them in creating more effective programs of records and information management. Our consultants work with these customers to develop policies and schedules for document retention and destruction.

        We also sell a full line of specially designed corrugated cardboard storage cartons. In 2008 we divested ourselves of our commodity data products sales business. Consistent with our treatment of acquisitions, we eliminated all revenues associated with our data products business from the calculation of our internal growth in 2008 and 2009.

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

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting adjusted operating income before depreciation and amortization ("Adjusted OIBDA") allow us to operate with a high degree of financial leverage. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe this measure provides relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures." Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed (for which we typically receive a service fee) we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. Our annual revenues from these fixed periodic storage fees have grown for 21 consecutive years. For each of the five years 2005 through 2009, storage revenues, which are stable and recurring, have accounted for over 54% or more of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and Adjusted OIBDA.

  •
  Historically Non-Cyclical Storage Business.  Historically, we have not experienced any significant reductions in our storage business as a result of economic downturns although, during recent economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with accelerating destructions of their records, switching vendors or moving their records management services programs in-house. However, during this current recession, destruction rates have increased as some customers have been more willing to incur additional short-term service costs in exchange for lower storage costs in the long-term. This phenomenon results in lower net volume growth rates in the short-term. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the five years 2005 through 2009, total net volume growth in North America has ranged between 1% and 8%.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, generated additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. We believe the consistent growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; (3) the costs and inconvenience of moving storage operations in-house or to another provider of information management services; and (4) our positive pricing actions.

  •
  Diversified and Stable Customer Base.  As of December 31, 2009, we had over 140,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 97% of the Fortune 1000 and 93% of the FTSE 100. No customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2007, 2008 and 2009. For each of the three years 2007 through 2009, the average volume reduction due to customers terminating their relationship with us was less than 2%.

  •
  Capital Expenditures Related Primarily to Growth.  Our business requires significant capital expenditures to support our growth as well as our current operations. We believe that capital expenditures as a percent of revenues is a meaningful metric for investors as it indicates the efficiency with which we are investing in the internal growth of our business. For the years 2007 through 2009, our total capital expenditures as a percent of revenues were 14%, 13% and 10%, respectively. Included in the total are limited annual capital expenditures made in order to maintain our current revenue stream. We define these maintenance capital expenditures to include items such as major facility repairs including life, health and safety improvements, replacement of warehouse equipment, shredding bins, and certain computer equipment (including personal computers for employees and equipment for our operations), and system conversions. For each of the years 2007 through 2009, these maintenance capital expenditures represented approximately 2% of our annual revenues. The balance of our aggregate capital expenditures were growth-related investments, primarily in storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. These growth-related capital expenditures are primarily discretionary and create additional capacity for increases in revenues and Adjusted OIBDA. Since shifting our focus from growth through acquisitions to internal revenue growth, our capital expenditures in most years, made primarily to support our internal revenue growth, have generally exceeded the aggregate acquisition consideration we paid in the same year. This was not the case in 2007 due to the acquisitions of ArchivesOne, Inc. ("ArchivesOne") and Stratify. We expect this trend to continue in the future absent unusual acquisition activity.

Growth Strategy

        Our objective is to maintain a leadership position in the information management services industry around the world, protecting and storing our customers' information and enabling them to better use it without regard to media format or geographic location. In the U.S. and Canada, we seek to be one of the largest information management services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information management services industry and to make additional acquisitions and investments in selected international markets. We intend that our primary avenues of growth will continue to be: (1) the introduction of new products and services such as secure shredding, online backup, eDiscovery and DMS; (2) increased business with existing customers; (3) the addition of new customers; and (4) selective acquisitions in new and existing markets.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

        In 2009, we introduced two new technology solutions: Virtual File Store™ ("VFS"), an enterprise-class, cloud-based digital storage archiving service and eVantage™, an on-premises eDiscovery early case assessment solution. VFS is an on-demand, long-term storage service that reduces total cost of ownership for storing and managing static data files. As companies search for cost-effective solutions to manage large amounts of digital information, our VFS solution offers secure, long-term storage of inactive data at off-site data centers, greatly reducing the investment in an expensive on-site storage infrastructure and supporting regulatory and compliance initiatives. Stratify's eVantage solution safeguards corporate proprietary information and allows general counsel to reduce the cost and risk of eDiscovery by going beyond statistical data culling with advanced technologies that drive more intelligent qualitative analysis on all matters and internal investigations in their eDiscovery portfolio.

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

Growth through Acquisitions

        The goals of our current acquisition program are (1) to supplement internal growth in our physical businesses by expanding our new service capabilities and industry-specific services and continuing to expand our presence in targeted international markets; and (2) to accelerate our leadership and time to market in our digital businesses. We have a successful record of acquiring and integrating information management services companies. We substantially completed our geographic expansion in North America, Europe and Latin America by 2003 and began our expansion into Asia Pacific in 2005.

Acquisitions in the North American Physical Segment

        Given the small number of attractive acquisition targets in our core physical businesses in North America and our increased revenue base, future acquisitions are expected to be less significant to our overall North American revenue growth than in the past. Acquisitions in the North American Physical segment will likely focus primarily on expanding our DMS capabilities and enhancing industry-specific services such as health information management solutions.

Acquisitions in the International Physical Segment

        We expect to continue to make acquisitions and investments in information management services businesses outside North America. We have acquired and invested in, and seek to acquire and invest in, information management services companies in countries, and, more specifically, markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on developing priority expansion markets in Continental Europe and Asia, with continued leverage of our successful joint venture model. Similar to our strategy in North America, we will also explore international acquisitions that strengthen our capabilities in areas such as DMS and industry-specific services.

        The experience, depth and strength of local management are particularly important in our international expansion and acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into 36 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments, with a long-term goal of full ownership. We believe our joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information management services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate North American acquisition candidates, when looking at an international investment or acquisition, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        Our long-term goal is to acquire full ownership of each business in which we made a joint venture investment. In 2008, we acquired the remaining minority equity ownership in our Brazilian operations and we now own more than 98% of our international operations, measured as a percentage of consolidated revenues.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2007, 2008 and 2009 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2007, 2008 and 2009, we derived approximately 32%, 32% and 30%, respectively, of our total revenues from outside of the U.S. As of December 31, 2007, 2008 and 2009, we have long-lived assets of approximately 34%, 31% and 34%, respectively, outside of the U.S.

Acquisitions in the Worldwide Digital Segment

        Our focus on technology innovation allows us to bring leading products and services to market designed to solve customer problems in the areas of data protection, archiving and discovery. Our approach to innovation includes our internal development efforts, partnering with other technology companies and acquisition of new and existing technologies. We intend to build or develop our own technology in areas core to our strategy in order to protect and extend our position in the market. Examples include, back up and archiving Software as a Service and data reduction technologies. We are developing global technology partnerships that complement our product and service offerings, allow us to offer a complete solution to the marketplace and keep us in contact with emerging technology companies. Our technology acquisition strategy is designed to accelerate our product strategy, leadership and time to market and past examples include the Connected (2004), LiveVault (2005), Stratify (2007) and Mimosa (2010) acquisitions. We expect our future technology acquisitions will be of two primary types, those that bring us new or improved technologies to enhance our existing technology portfolio and those that increase our market position through technology and established revenue streams.

Competition

        We compete with our current and potential customers' internal information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information management services.

        We also compete with multiple information management service providers in all geographic areas where we operate. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively in each of these areas.

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

Employees

        As of December 31, 2009, we employed over 10,500 employees in the U.S. and over 9,600 employees outside of the U.S. At December 31, 2009, an aggregate of 518 employees were represented by unions in California, Georgia and five cities in Canada.

        All non-union employees are generally eligible to participate in our benefit programs, which include medical, dental, life, short and long-term disability, retirement/401(k) and accidental death and dismemberment plans. Unionized employees receive these types of benefits through their unions. In addition to base compensation and other usual benefits, all full-time employees participate in some form of incentive-based compensation program that provides payments based on revenues, profits, collections or attainment of specified objectives for the unit in which they work. Management believes that we have good relationships with our employees and unions. All union employees are currently under renewed labor agreements or operating under an extension agreement.

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Among other types of insurance that we carry, subject to certain policy conditions, sublimits and deductibles are: medical, workers compensation, general liability, umbrella, automobile, professional, warehouse, legal and directors and officers liability policies. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary through which we retain and reinsure a portion of our property loss exposure.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "Investors" section on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees are available on the Investors section of our website, www.ironmountain.com, under the heading "Corporate Governance."

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

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, in 2009 the United States Department of Health and Human Services adopted regulations requiring notification to persons whose personal health information is accessed by an unauthorized third party and provides for civil fines in some circumstances. One state adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In some instances European data protection authorities have issued large fines as a result of data security breaches. Our information security practices have been the subject of review or inquiry by governmental agencies, and we may be subject to additional reviews or inquiries of governmental agencies in the future.

        Continued governmental focus on data security may lead to additional legislative action. For example, the United States Congress is considering legislation intended to address data security through various methods that include requiring notification to affected persons of data security breaches. In addition, the increased emphasis on information security may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers in some incidents that the lost media or records contained personal information. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

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

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. Our liability under our digital, DMS and other service contracts is often limited to a percentage of annual revenue under the contract. We cannot assure you that where we have limitation of liability provisions they will be enforceable in all instances or would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

We face competition for customers.

        We compete, in some of our business lines, with our current and potential customers' internal information management services capabilities. These organizations may not begin or continue to use a third party, such as our company, for their future information management services needs. We also compete, in both our physical and digital businesses, with multiple information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us.

We may not be able to effectively operate and expand our digital businesses.

        We operate certain digital information management businesses and are implementing a planned expansion into other digital businesses. Our participation in these markets poses certain unique risks. For example, we may be unable to:

  •
  successfully acquire and integrate businesses or technologies to complement our current service offerings;

  •
  keep up with rapid technological changes, evolving industry expectations and changing customer requirements;

  •
  compete effectively against other companies that possess greater technical expertise, capital or other necessary resources;

  •
  develop, hire or otherwise obtain the necessary technical expertise;

  •
  accurately predict the size of the markets for any of these services; or

  •
  raise the amount of capital necessary to effectively participate in these markets.

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

Our customers may be constrained in their ability to pay for services or require fewer services.

        A continued recession may cause some customers to postpone projects for which they would otherwise retain our services, and may in some instances cause customers to forgo our services. Many of our largest customers are financial institutions, which have been particularly affected by the economic downturn; their condition may lead them to reduce their use of our services. In addition, a higher percentage of our customers may seek protection under bankruptcy laws, potentially affecting not only future business but also our ability to collect accounts receivable.

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

        As of December 31, 2009, we provided services in 37 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in information management services businesses in foreign markets. International operations are subject to numerous risks, including:

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

        Third parties may have legal rights (including ownership of patents, trade secrets, trademarks and copyrights) to ideas, materials, processes, names or original works that are the same or similar to those we use, especially in our digital business. Third parties may bring claims, or threaten to bring claims, against us that their intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

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

Risks Relating to Our Common Stock

No Guaranty of Dividend Payments or Stock Repurchases

        Although our board of directors recently approved a share repurchase program and adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock, any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock in the case of the repurchase program and our board of director's continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2009 (dollars in millions):

Total long-term debt	$3,251.8
Total equity	$2,145.2
Debt to equity ratio	1.52	x

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

  •
  limits on our flexibility in planning for, or reacting to, changes in our business and the information management services industry;

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

Acquisition and Expansion Risks

Failure to manage our growth may impact operating results.

        If we succeed in expanding our existing businesses, or in moving into new areas of business, that expansion may place increased demands on our management, operating systems, internal controls and financial and physical resources. If not managed effectively, these increased demands may adversely affect the services we provide to existing customers. In addition, our personnel, systems, procedures and controls may be inadequate to support future operations. Consequently, in order to manage growth effectively, we may be required to increase expenditures to increase our physical resources, expand, train and manage our employee base, improve management, financial and information systems and controls, or make other capital expenditures. Our results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by future growth.

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

        Our growth strategy involves expanding operations in international markets, and we expect to continue this expansion. Europe and Latin America have been our primary areas of focus for international expansion and we have begun our expansion into the Asia Pacific region. We have entered into joint ventures and have acquired all or a majority of the equity in information management services businesses operating in these areas and may acquire other information management services businesses in the future.

        This growth strategy involves risks. We may be unable to pursue this strategy in the future. For example, we may be unable to:

  •
  identify suitable companies to acquire or invest in;

  •
  complete acquisitions on satisfactory terms;

  •
  incur additional debt necessary to acquire suitable companies if we are unable to pay the purchase price out of working capital, common stock or other equity securities; or

  •
  enter into successful business arrangements for technical assistance or management expertise outside of the U.S.

        We also compete with other information management services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to pursue such acquisition candidates or focus its strategy on our international markets, the purchase price for potential acquisitions, or investments could rise, competition in international markets could increase and our results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2009, we conducted operations through 801 leased facilities and 239 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Physical Business (677), International Physical Business (345), Worldwide Digital Business (17) and Corporate (1). These facilities contain a total of 65.6 million square feet of space. Facility rent expense was $230.1 million and $224.7 million for the years ended December 31, 2008 and 2009, respectively. The leased facilities typically have initial lease terms of ten to fifteen years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual rental commitments.

 Item 3. Legal Proceedings.

London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. Many claims, including substantial claims, remain outstanding; others have been resolved pursuant to consent orders. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

Pittsburgh Litigation

        In May, 2006 we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October, 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in the U.S. Federal District Court for Western Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we orally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contend that we breached this alleged oral agreement and seek to recover damages in the range of $6.5 million to $53.5 million. The Pittsburgh Lawsuit is scheduled for trial in March, 2010. We dispute the plaintiffs' claims and contend that there was no such oral agreement. We have not recorded any loss reserve for this matter. We plan to defend against the alleged claims at trial. We are unable to estimate the final outcome of this matter.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        There were no matters submitted to a vote of security holders of Iron Mountain during the fourth quarter of the fiscal year ended December 31, 2009.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange, or NYSE, under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2008 and 2009:

	Sale Prices
	High	Low
2008
First Quarter	$37.13	$24.20
Second Quarter	31.28	25.51
Third Quarter	30.08	23.50
Fourth Quarter	27.79	16.71
2009
First Quarter	$25.66	$16.91
Second Quarter	31.27	21.52
Third Quarter	32.04	26.29
Fourth Quarter	27.57	22.74

        The closing price of our common stock on the NYSE on February 11, 2010 was $21.73. As of February 11, 2010, there were 628 holders of record of our common stock. We believe that there are more than 48,500 beneficial owners of our common stock.

        We have not paid dividends on our common stock during the last two years, however, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly dividends on our common stock beginning in the second quarter of 2010. The first dividend of $0.0625 per share will be payable on April 15, 2010 to shareholders of record on March 25, 2010. In February 2010 our board of directors also approved a share repurchase program authorizing up to $150 million in repurchases of our common stock. Any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock in the case of the repurchase program and our board of director's continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our shareholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

        There was no common stock repurchased or sales of unregistered securities for the fourth quarter ended December 31, 2009.

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

	Year Ended December 31,
	2005		2006	2007	2008	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$1,181,551		$1,327,169	$1,499,074	$1,657,909	$1,696,395
Service	896,604		1,023,173	1,230,961	1,397,225	1,317,200

Total Revenues	2,078,155		2,350,342	2,730,035	3,055,134	3,013,595
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	938,239		1,074,268	1,260,120	1,382,019	1,271,214
Selling, general and administrative	569,695		670,074	771,375	882,364	874,359
Depreciation and amortization	186,922		208,373	249,294	290,738	319,072
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(3,485)		(9,560)	(5,472)	7,483	406

Total Operating Expenses	1,691,371		1,943,155	2,275,317	2,562,604	2,465,051
Operating Income	386,784		407,187	454,718	492,530	548,544
Interest Expense, Net	183,584		194,958	228,593	236,635	227,790
Other Expense (Income), Net	6,182		(11,989)	3,101	31,028	(12,079)

Income Before Provision for Income Taxes	197,018		224,218	223,024	224,867	332,833
Provision for Income Taxes	81,484		93,795	69,010	142,924	110,527

Income Before Cumulative Effect of Change in Accounting Principle	115,534		130,423	154,014	81,943	222,306
Cumulative Effect of Change in Accounting Principle (net of tax benefit)	(2,751	)(1)	—	—	—	—

Net Income	112,783		130,423	154,014	81,943	222,306
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,684		1,560	920	(94)	1,429

Net Income Attributable to Iron Mountain Incorporated	$111,099		$128,863	$153,094	$82,037	$220,877

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Earnings per Share—Basic:
Income Before Cumulative Effect of Change in Accounting Principle
Attributable to Iron Mountain Incorporated	$0.58	$0.65	$0.77	$0.41	$1.09
Cumulative Effect of Change in Accounting Principle (net of tax benefit)
Attributable to Iron Mountain Incorporated	(0.01)	—	—	—	—

Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.57	$0.65	$0.77	$0.41	$1.09

Earnings per Share—Diluted:
Income Before Cumulative Effect of Change in Accounting Principle
Attributable to Iron Mountain Incorporated	$0.57	$0.64	$0.76	$0.40	$1.08
Cumulative Effect of Change in Accounting Principle (net of tax benefit)
Attributable to Iron Mountain Incorporated	(0.01)	—	—	—	—

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.56	$0.64	$0.76	$0.40	$1.08

Weighted Average Common Shares Outstanding—Basic	195,988	198,116	199,938	201,279	202,812

Weighted Average Common Shares Outstanding—Diluted	198,104	200,463	202,062	203,290	204,271

(footnotes follow)

	Year Ended December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Other Data:
Adjusted OIBDA(2)	$570,221	$606,000	$698,540	$790,751	$868,022
Adjusted OIBDA Margin(2)	27.4%	25.8%	25.6%	25.9%	28.8%
Ratio of Earnings to Fixed Charges	1.8 x	1.8 x	1.7 x	1.7 x	2.1x

	As of December 31,
	2005	2006	2007	2008	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$53,413	$45,369	$125,607	$278,370	$446,656
Total Assets	4,766,140	5,209,521	6,307,921	6,356,854	6,846,834
Total Long-Term Debt (including Current Portion of Long-Term Debt)	2,529,431	2,668,816	3,266,288	3,243,215	3,251,784
Total Equity	1,375,996	1,558,563	1,804,544	1,806,328	2,145,246

Reconciliation of Adjusted OIBDA to Operating Income and Net Income:

	Year Ended December 31,
	2005		2006	2007	2008	2009
	(In thousands)
Adjusted OIBDA(2)	$570,221		$606,000	$698,540	$790,751	$868,022
Depreciation and Amortization	186,922		208,373	249,294	290,738	319,072
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(3,485)		(9,560)	(5,472)	7,483	406

Operating Income	386,784		407,187	454,718	492,530	548,544
Less: Interest Expense, Net	183,584		194,958	228,593	236,635	227,790
Other Expense (Income), Net	6,182		(11,989)	3,101	31,028	(12,079)
Provision for Income Taxes	81,484		93,795	69,010	142,924	110,527
Cumulative Effect of Change in Accounting
Principle (net of tax benefit)	2,751	(1)	—	—	—	—
Net Income (Loss) Attributable to Noncontrolling interests	1,684		1,560	920	(94)	1,429

Net Income Attributable to Iron Mountain Incorporated	$111,099		$128,863	$153,094	$82,037	$220,877

(footnotes follow)

(1)
A non-cash charge of $2,751 net of tax benefit was recorded in the fourth quarter of 2005 as a cumulative effect of change in accounting principle in the accompanying consolidated statements of operations related to conditional asset retirement obligations.

(2)
Adjusted OIBDA is defined as operating income before depreciation and amortization expenses, excluding (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

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

Overview

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years, and have accounted for over 54% of total consolidated revenues in each of the last five years. Our annual revenues from these fixed periodic storage fees have grown for 21 consecutive years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding business generates the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. Over time our service revenues have grown at a faster pace than our storage revenues, as a result, storage revenues as a percent of consolidated revenues has declined. Our consolidated revenues are also subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2007, 2008 and 2009, we derived approximately 32%, 32% and 30%, respectively, of our total revenues from outside the U.S.

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

        Cost of sales (excluding depreciation and amortization) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation.

Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties. Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases are now classified as capital leases upon renewal, or at lease inception, for new leases. The impact of this change with respect to these leases has been to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $22.4 million, offset by an increased amount of combined depreciation (by approximately $20.2 million) and interest expense (by approximately $3.3 million) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. In 2007, we saw increases in both revenues and expenses as a result of the strengthening of the Canadian dollar, Euro and British pound sterling against the U.S. dollar. During 2008, we saw net increases in both revenues and expenses as a result of the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by the weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. In the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to all the major foreign currencies of our most significant international markets, which lead to a decrease in reported revenue and expenses in the fourth quarter of 2008. In 2009, we saw decreases in both revenues and expenses as a result of the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2007 results at the 2008 average exchange rates and the 2008 results at the 2009 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2008	2009
British pound sterling*	$1.944	$1.544	(20.6)%
Canadian dollar	$0.944	$0.880	(6.8)%
Euro*	$1.497	$1.366	(8.8)%

	Average Exchange Rates for the Year Ended December 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2007	2008
British pound sterling*	$1.983	$1.944	(2.0)%
Canadian dollar	$0.935	$0.944	1.0%
Euro*	$1.344	$1.497	11.4%

*
Corresponding to the appropriate periods based on Iron Mountain Europe Limited's fiscal year ended October 31.

Non-GAAP Measures

Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA

        Adjusted OIBDA is defined as operating income before depreciation and amortization expenses, excluding (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) gains and losses on disposal/writedown of property, plant and equipment, net, (2) other (income) expense, net, (3) cumulative effect of change in accounting principle and (4) net income (loss) attributable to noncontrolling interests.

        Adjusted OIBDA also does not include interest expense, net and the provision for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating or net income or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income and Net Income (in thousands):

	Year Ended December 31,
	2007	2008	2009
Adjusted OIBDA	$698,540	$790,751	$868,022
Less: Depreciation and Amortization	249,294	290,738	319,072
(Gain) Loss on disposal/writedown of
property, plant and equipment, net	(5,472)	7,483	406

Operating Income	454,718	492,530	548,544
Less: Interest Expense, Net	228,593	236,635	227,790
Other Expense (Income), Net	3,101	31,028	(12,079)
Provision for Income Taxes	69,010	142,924	110,527
Net Income (Loss) Attributable to
Noncontrolling interests	920	(94)	1,429

Net Income Attributable to Iron Mountain Incorporated	$153,094	$82,037	$220,877

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

Revenue Recognition

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including addition of new records, temporary removal of records from storage, refilling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our 2009 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        Each acquisition has been accounted for using the purchase method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment. These estimates are subject to final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. See Note 6 to Notes to Consolidated Financial Statements.

        In connection with each of our acquisitions, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. Our restructuring activities include the elimination of duplicate facilities, reductions in staffing levels, and other costs associated with exiting certain activities of the businesses we acquire. Our acquisitions after January 1, 2009 will be accounted for under newly promulgated accounting guidance. While many of the fundamentals described above have not changed, several have. In particular, all acquisition costs and restructuring activity will be charged to operations rather than being capitalized as part of the purchase price. In addition, while in the past we only recorded contingent consideration when paid, we now must estimate it at the time of acquisition and account for that as part of the initial purchase price allocation. Any subsequent changes in this estimate will directly impact the consolidated statement of operations. While we finalize our plans to restructure the businesses we acquire within one year of the date of acquisition, it may take more than one year to complete all activities related to the restructuring of an acquired business.

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally no later than one year past due. As of December 31, 2008 and 2009, our allowance for doubtful accounts and credit memos balance totaled $19.6 million and $25.5 million, respectively.

Impairment of Tangible and Intangible Assets

        Assets subject to amortization: We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Goodwill—Assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2007, 2008 and 2009 and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2009, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in a goodwill impairment in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2009 were as follows: North America (excluding Fulfillment); Fulfillment; Europe; Worldwide Digital Business (excluding Stratify); Stratify; Latin America; and Asia Pacific. As of December 31, 2009, the carrying value of goodwill, net amounted to $1.7 billion, $1.3 million, $470.9 million, $124.0 million, $130.0 million, $28.4 million and $60.9 million for North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify, Latin America and Asia Pacific, respectively.

        Our North America (excluding Fulfillment); Fulfillment; Europe; Worldwide Digital Business (excluding Stratify); Stratify and Latin America reporting units have fair values as of October 1, 2009 that significantly exceed their carrying values. Our Asia Pacific reporting unit has a fair value that exceeds its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

Accounting for Internal Use Software

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the project has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. As of December 31, 2008 and 2009, capitalized labor net of accumulated depreciation was $45.6 million and $41.4 million, respectively. See Note 2(f) to Notes to Consolidated Financial Statements.

        During the years ended December 31, 2007, 2008 and 2009, we wrote-off $1.3 million, $0.6 million and $0.6 million, respectively, of previously deferred software costs in Corporate, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net.

Income Taxes

        We have recorded a valuation allowance, amounting to $42.1 million as of December 31, 2009, to reduce our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards, to the amount that is more likely than not to be realized. We have federal net operating loss carryforwards which begin to expire in 2019 through 2025 of $38.6 million ($13.5 million, tax effected) at December 31, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $16.1 million (net of federal tax benefit), which begins to expire in 2010 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $29.7 million, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, we have federal research credits of $0.9 million which begin to expire in 2010, and foreign tax credits of $59.3 million, which begin to expire in 2014 through 2019. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

        The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby the company determines whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognized a $16.6 million increase in the reserve related to uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in conjunction with the adoption of a new accounting standard related to uncertain tax positions.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2008 and 2009, we had approximately $84.6 million and $88.2 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $1.2 million, $4.5 million and $4.7 million for gross interest and penalties for the years ended December 31, 2007, 2008 and 2009, respectively.

        We had $8.1 million and $12.9 million accrued for the payment of interest and penalties as of December 31, 2008 and 2009, respectively.

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

Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan. Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 was $13.9 million ($10.2 million after tax or $0.05 per basic and diluted share), $19.0 million ($15.7 million after tax or $0.08 per basic and diluted share) and $18.7 million ($14.7 million after tax or $0.07 per basic and diluted shares), respectively.

        The fair values of option grants are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility and the expected term are the input factors to that model which require the most significant management judgment. Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) is estimated using the historical exercise behavior of employees.

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2008 and 2009 there were approximately $39.6 million and $41.1 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

        In October 2009, the FASB issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the Codification applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative selling price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which the software and non-software components deliver together the product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. Early adoption is permitted; however, we do not anticipate early adopting. We are currently evaluating the impact of these Codification updates to our consolidated financial statements and results of operations.

        In January 2010, the FASB issued amended guidance improving disclosures about fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Codification requires an entity, in determining the appropriate classes of assets and liabilities, to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (Level 1, 2 or 3). The Codification is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted; however, we do not anticipate early adopting. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

Results of Operations

        Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008 and Comparison of Year Ended December 31, 2008 to Year Ended December 31, 2007 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$3,055,134	$3,013,595	$(41,539)	(1.4)%
Operating Expenses	2,562,604	2,465,051	(97,553)	(3.8)%

Operating Income	492,530	548,544	56,014	11.4%
Other Expenses, Net	410,587	326,238	(84,349)	(20.5)%

Net Income	81,943	222,306	140,363	171.3%
Net (Loss) Income Attributable to the Noncontrolling Interests	(94)	1,429	1,523	1620.2%

Net Income Attributable to Iron Mountain Incorporated	$82,037	$220,877	$138,840	169.2%

Adjusted OIBDA(1)	$790,751	$868,022	$77,271	9.8%

Adjusted OIBDA Margin(1)	25.9%	28.8%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2007	2008
Revenues	$2,730,035	$3,055,134	$325,099	11.9%
Operating Expenses	2,275,317	2,562,604	287,287	12.6%

Operating Income	454,718	492,530	37,812	8.3%
Other Expenses, Net	300,704	410,587	109,883	36.5%

Net Income	154,014	81,943	(72,071)	(46.8)%
Net Income (Loss) Attributable to the Noncontrolling Interests	920	(94)	(1,014)	(110.2)%

Net Income Attributable to Iron Mountain Incorporated	$153,094	$82,037	$(71,057)	(46.4)%

Adjusted OIBDA(1)	$698,540	$790,751	$92,211	13.2%

Adjusted OIBDA Margin(1)	25.6%	25.9%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUE

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2008	2009		Actual
Storage	$1,657,909	$1,696,395	$38,486	2.3%	6.2%	6%
Core Service	961,303	947,754	(13,549)	(1.4)%	3.7%	4%

Total Core Revenue	2,619,212	2,644,149	24,937	1.0%	5.3%	5%
Complementary Services	435,922	369,446	(66,476)	(15.2)%	(11.4)%	(9)%

Total Revenue	$3,055,134	$3,013,595	$(41,539)	(1.4)%	3.0%	3%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2007	2008		Actual
Storage	$1,499,074	$1,657,909	$158,835	10.6%	10.0%	8%
Core Service	833,419	961,303	127,884	15.3%	14.5%	10%

Total Core Revenue	2,332,493	2,619,212	286,719	12.3%	11.6%	9%
Complementary Services	397,542	435,922	38,380	9.7%	9.3%	4%

Total Revenue	$2,730,035	$3,055,134	$325,099	11.9%	11.3%	8%

(1)
Constant currency growth rates are calculated by translating the 2007 results at the 2008 average exchange rates and the 2008 results at the 2009 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $38.5 million, or 2.3%, to $1,696.4 million for the year ended December 31, 2009 and $158.8 million, or 10.6%, to $1,657.9 million for the year ended December 31, 2008, in comparison to the years ended December 31, 2008 and 2007, respectively. The increase in 2009 is attributable to internal revenue growth of 6% resulting from strength in our North American Physical and International Physical operating segments, offset by foreign currency exchange rate fluctuations of (4)%. Current economic factors have led to a moderation in our storage growth rate, as a result of longer new sales cycles in our digital business and lower new sales and higher destruction rates in our physical business. The increase in 2008 is attributable to internal revenue growth of 8% resulting from strength across all of our segments, as well as acquisitions and foreign currency exchange rate fluctuations, which had positive impacts of 2% and 1%, respectively.

        Consolidated service revenues decreased $80.0 million, or (5.7)%, to $1,317.2 million for the year ended December 31, 2009 from $1,397.2 million for the year ended December 31, 2008. Service revenue internal growth was negative 1% as a result of complementary service revenue internal growth of negative 9% in 2009, partially offset by core services revenue internal growth of 4% over 2008. As expected, complementary service revenues decreased on a year-over-year basis primarily due to the completion of a large special project in Europe in the third quarter of 2008 and $34.4 million less revenue from the sale of recycled paper revenues resulting from a steep decline in recycled paper pricing. We also experienced softness in 2009 in the more discretionary revenues such as project revenues and fulfillment services. Core service revenue growth was also constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding. Unfavorable foreign currency exchange rate fluctuations reduced reported service revenues by 5% for 2009 compared to 2008. Consolidated service revenues increased $166.3 million, or 13.5%, to $1,397.2 million for the year ended December 31, 2008 from $1,231.0 million for the year ended December 31, 2007. The increase is attributable to internal growth of 8% (comprised of core services revenue internal growth of 10% and complementary service revenue internal growth of 4%), supported by strong growth in data protection and secure shredding revenues, increased recycled paper revenues driven by higher volumes and a year-over-year increase in the average prices for recycled paper, and fuel surcharges. Acquisitions and foreign currency exchange rate fluctuations also added 5% and 1%, respectively, to total growth in 2008 over 2007.

        For the reasons stated above, our consolidated revenues decreased $41.5 million, or (1.4)%, to $3,013.6 million for the year ended December 31, 2009 from $3,055.1 million for the year ended December 31, 2008. Internal revenue growth was 3% for 2009. We calculate internal revenue growth in local currency for our international operations. For the year ended December 31, 2009, foreign currency exchange rate fluctuations negatively impacted our reported revenues by 4% primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Our consolidated revenues increased $325.1 million, or 11.9%, to $3,055.1 million for the year ended December 31, 2008 from $2,730.0 million for the year ended December 31, 2007. Internal revenue growth was 8% and 10% in 2008 and 2007, respectively, and acquisitions contributed 3% in both 2008 and 2007. For the year ended December 31, 2008, net favorable foreign currency exchange rate fluctuations that impacted our revenues were 1% and were primarily due to the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by the weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2007, net favorable foreign currency exchange rate fluctuations that impacted our revenues were 3% and were primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

  Internal Growth—Eight-Quarter Trend

	2008				2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	8%	8%	8%	8%	7%	6%	7%	5%
Service Revenue	10%	9%	9%	5%	0%	1%	(4)%	0%
Total Revenue	9%	9%	8%	7%	4%	4%	2%	3%

        During the past eight quarters our storage internal growth rate has ranged between 5% and 8%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. We expect our consolidated internal revenue growth for 2010 to be between 4% and 6%. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) a large public sector contract in Europe that was completed in the third quarter of 2008; (3) declines in commodity prices for recycled paper and fuel, beginning in the fourth quarter of 2008; (4) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in the fourth quarter of 2008; and (5) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding.

OPERATING EXPENSES

  Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change		% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
Labor	$674,466	$626,751	$(47,715)	(7.1)%	(2.5)%	22.1%	20.8%	(1.3)%
Facilities	413,968	408,836	(5,132)	(1.2)%	3.6%	13.5%	13.6%	0.1%
Transportation	151,891	110,220	(41,671)	(27.4)%	(23.8)%	5.0%	3.7%	(1.3)%
Product Cost of Sales and Other	141,694	125,407	(16,287)	(11.5)%	(7.5)%	4.6%	4.2%	(0.4)%

	$1,382,019	$1,271,214	$(110,805)	(8.0)%	(3.5)%	45.2%	42.2%	(3.0)%

				Percentage Change		% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2007	2008		Actual		2007	2008
Labor	$615,059	$674,466	$59,407	9.7%	8.8%	22.5%	22.1%	(0.4)%
Facilities	374,529	413,968	39,439	10.5%	9.7%	13.7%	13.5%	(0.2)%
Transportation	134,882	151,891	17,009	12.6%	12.3%	4.9%	5.0%	0.1%
Product Cost of Sales and Other	135,650	141,694	6,044	4.5%	4.1%	5.0%	4.6%	(0.4)%

	$1,260,120	$1,382,019	$121,899	9.7%	8.9%	46.2%	45.2%	(1.0)%

Labor

        For the year ended December 31, 2009 as compared to the year ended December 31, 2008, labor expense was favorably impacted by 5 percentage points of currency variations. Excluding the effect of currency rate fluctuations, labor expense decreased by 2.5% in 2009 due primarily to productivity gains in our North American Physical Business, which is reflected in the approximate year-over-year decline of 8% in employee headcount, offset by merit increases.

        For the year ended December 31, 2008 as compared to the year ended December 31, 2007, labor expense was unfavorably impacted by 1 percentage point of currency variations. Excluding the effect of currency rate fluctuations, labor expense increased by 8.8%, but decreased as a percentage of consolidated revenue, mainly as a result of higher recycled paper revenue and strong growth in our digital services revenues, which have lower labor costs, and labor efficiencies in our North American business. These benefits were partially offset by the impact of revenue mix, as labor-intensive services such as secure shredding and DMS continue to grow at a faster rate than our storage revenues, and the dilutive impact of more labor intensive acquisitions.

Facilities

        Facilities costs were favorably impacted by 5 percentage points of currency variations during the year ended December 31, 2009. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $2.9 million for 2009 over 2008, but decreased from 13.2% of consolidated storage revenues for 2008 to 12.5% of consolidated storage revenues for 2009, mainly as a result of the impact of revenue mix and due to incremental rent charges incurred in the latter half of

2008 related to our U.K. operations. Other facilities costs for 2009 increased in constant currency terms due to increased common area charges of $8.5 million, property taxes and insurance of $2.4 million, and utilities of $0.3 million related to rising costs.

        Facilities costs were unfavorably impacted by 1 percentage point of currency variations, and as a percentage of consolidated revenues decreased slightly to 13.5% for the year ended December 31, 2008 from 13.7% for the year ended December 31, 2007. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $27.0 million over 2007 and increased as a percentage of consolidated storage revenues from 12.6% for 2007 to 13.2% for 2008. The increase in rent is mainly driven by the timing of new real estate as we continue to expand our storage business, as well as an incremental rental charge in 2008 of $3.3 million related to our decision to exit a leased facility in the U.K., partially offset by the expansion of our secure shredding and other service businesses, which incur lower rent and facilities costs than our core physical business, coupled with increased utilization levels. Other facilities costs increased in constant currency terms in 2008 from 2007 due to increased costs of utilities of $7.7 million and common area charges of $1.3 million related to rising costs and an increased number of facilities.

Transportation

        Transportation expenses were favorably impacted by 4 percentage points of currency variations during the year ended December 31, 2009. Certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases are now classified as capital leases upon renewal or at inception for new leases. As a result, for 2009 we had lower vehicle rent expense in our North American Physical segment of approximately $22.4 million (offset by an increased amount of combined depreciation of approximately $20.2 million and interest expense of approximately $3.3 million). In addition, fuel costs have decreased by $14.1 million during 2009 as compared to 2008. The lower fuel costs are primarily due to lower commodity prices and to a lesser extent, the benefit of productivity gains from ongoing transportation improvement initiatives, as well as, $1.8 million related to foreign currency variations.

        Our transportation expenses (which are influenced by several variables including total number of vehicles, owned versus leased vehicles, use of subcontracted couriers, fuel expenses, maintenance and insurance) were not materially impacted by currency variations, but increased slightly as a percentage of consolidated revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. The expansion of our secure shredding operations, which incurs higher transportation costs than our core physical business, contributed to the increase in dollar terms, as well as rising fuel costs, which contributed $10.5 million of the increase in constant currency terms, and the increased use of leased vehicles which contributed $5.6 million in constant currency terms, some of which were offset, as a percentage of revenue, by incremental fuel surcharges.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were favorably impacted by 4 percentage points of currency variations during the year ended December 31, 2009. For 2009, product cost of sales and other decreased in constant currency terms by $10.1 million as compared to the prior year. Approximately $9.5 million of the decrease is due to the sale of our North American data product sales line in the second quarter of 2008. The remainder of the decrease was a result of a decrease in other complementary revenue streams.

        Product and other cost of sales were not materially impacted by currency variations, but increased $6.0 million in the year ended December 31, 2008 compared to the year ended December 31, 2007. The decrease as a percentage of revenue primarily reflects the impact of the sale of our North

American commodity product sales line, which consisted of the sale of data storage media, imaging products and data center furniture to our physical data protection and recovery services customers.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change		% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
General and Administrative	$442,852	$455,326	$12,474	2.8%	8.0%	14.5%	15.1%	0.6%
Sales, Marketing & Account Management	276,697	261,955	(14,742)	(5.3)%	(1.4)%	9.1%	8.7%	(0.4)%
Information Technology	152,113	145,247	(6,866)	(4.5)%	(1.9)%	5.0%	4.8%	(0.2)%
Bad Debt Expense	10,702	11,831	1,129	10.5%	11.7%	0.4%	0.4%	0.0%

	$882,364	$874,359	$(8,005)	(0.9)%	3.4%	28.9%	29.0%	0.1%

				Percentage Change		% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2007	2008		Actual		2007	2008
General and Administrative	$382,727	$442,852	$60,125	15.7%	15.2%	14.0%	14.5%	0.5%
Sales, Marketing & Account Management	249,966	276,697	26,731	10.7%	10.0%	9.2%	9.1%	(0.1)%
Information Technology	135,788	152,113	16,325	12.0%	11.8%	5.0%	5.0%	0.0%
Bad Debt Expense	2,894	10,702	7,808	269.8%	257.6%	0.1%	0.4%	0.3%

	$771,375	$882,364	$110,989	14.4%	13.9%	28.3%	28.9%	0.6%

General and Administrative

        General and administrative expenses were favorably impacted by 5 percentage points of currency variations during the year ended December 31, 2009. In constant currency terms, compensation expense, including medical and other benefits, increased by $17.8 million in 2009 as a result of merit increases and increased headcount. In addition, legal costs and professional fees (related to project and cost saving initiatives) increased $24.7 million in 2009. These increases are offset by lower discretionary spending of $8.8 million for items including recruiting and relocations, telephone, training, postage and supplies, and certain enterprise-wide meetings which were held in 2008 but not in 2009.

        General and administrative expenses were unfavorably impacted by 1 percentage point of currency variations during the year ended December 31, 2008 compared to the year ended December 31, 2007. In constant currency terms, the increase is mainly attributable to increased compensation expense of $33.2 million, reflecting increased headcount due to acquisitions and general business expansion, as well as increases in related office occupancy costs of $6.4 million, professional fees of $8.2 million (related to project and cost saving initiatives) and other overhead of $10.6 million, including such items as insurance, postage and supplies and telephone costs. Included in compensation expense is stock option expense, which increased by $3.1 million in 2008 compared to 2007 due to an increase in the number of stock option grants and the fair value of such grants in 2007.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were favorably impacted by 4 percentage points of currency variations during the year ended December 31, 2009. In constant currency terms, the decrease of 1.4% in 2009 is primarily related to lower discretionary spending of $4.1 million on items such as travel and entertainment and our enterprise-wide sales meeting which was held in 2008 but not in 2009. Commissions expense also declined by $10.2 million in constant currency terms during 2009. These decreases are partially offset by increased investment in personnel in sales and account management and merit increases in our International Physical segment of $4.8 million and increased compensation (other than commissions) of $4.4 million primarily as a result of merit increases in the North American Physical segment.

        Sales, marketing and account management expenses were unfavorably impacted by 1 percentage point of currency variations during the year ended December 31, 2008. Mostly labor-related and comprised of compensation and commissions, these costs are primarily driven by the headcount in each of these departments, which, on average, was higher throughout 2008 compared to 2007. In constant currency terms, compensation expense and commissions increased $18.9 million and $6.5 million, respectively, in 2008 compared to 2007.

Information Technology

        Information technology expenses were favorably impacted by 3 percentage points of currency variations during the year ended December 31, 2009. In constant currency terms, the decrease of 1.9% in information technology expenses for 2009 was due to reduced overhead and discretionary spending, such as recruiting, travel and entertainment, professional fees, and equipment rental costs of $2.3 million and disciplined cost management.

        Information technology expenses were not materially impacted by currency variations and remained flat as a percentage of consolidated revenues for the year ended December 31, 2008 compared to the year ended December 31, 2007. The increase in constant currency terms in 2008 in information technology expenses is primarily related to a $13.9 million increase in compensation expense, and represents an investment in infrastructure and product development.

Bad Debt Expense

        Consolidated bad debt expense increased $1.1 million to $11.8 million (0.4% of consolidated revenues) for the year ended December 31, 2009 from $10.7 million (0.4% of consolidated revenues) for the year ended December 31, 2008. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2009 from 2008 is attributable to the worsening economic climate. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense increased $7.8 million to $10.7 million (0.4% of consolidated revenues) for the year ended December 31, 2008 from $2.9 million (0.1% of consolidated revenues) for the year ended December 31, 2007. The increase in bad debt expense in 2008 from 2007 is attributable to the worsening economic climate and the resultant deterioration in the aging of our accounts receivable.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $29.0 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to additional depreciation expense of approximately $20.2 million resulting from certain vehicle leases which had previously been classified as operating leases, being classified as capital leases upon renewal or at inception for new leases, as well as additional depreciation associated with technology investments in our Worldwide Digital Business segment of $4.1 million. Depreciation expense increased $32.0 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to the additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Amortization expense decreased $0.6 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to decreases resulting from currency variations which were offset by the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. Amortization expense increased $9.5 million for the year ended December 31, 2008 compared to the year ended December 31, 2007, primarily due to amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $0.4 million for the year ended December 31, 2009, consisted primarily of a gain on disposal of a building in our International Physical segment of approximately $1.9 million in France, offset by losses on the writedown of certain facilities of approximately $1.0 million in our North American Physical segment, $0.7 million in our International Physical segment, $0.3 million in our Worldwide Digital segment and $0.3 million in Corporate (associated with discontinued products after implementation). Consolidated loss on disposal/writedown of property, plant and equipment, net of $7.5 million for the year ended December 31, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008, a $1.3 million impairment of an owned storage facility which we decided to exit in the third quarter of 2008, a $0.5 million write-down for an owned storage facility that we had vacated and had classified as available for sale in the third quarter of 2008, a $1.9 million write-down of two owned storage facilities in North America and related assets which we decided to exit in the fourth quarter of 2008, as well as a $0.6 million write-off of previously deferred software costs in Corporate associated with discontinued products after implementation and other disposal and asset write-downs. Consolidated gain on disposal/writedown of property, plant and equipment, net of $5.5 million for the year ended December 31, 2007, consisted primarily of a gain related to insurance proceeds from our property claim of $7.7 million associated with the July 2006 fire in one of our London, England facilities, net of a $1.3 million write-off of previously deferred software costs in Corporate associated with a discontinued product after implantation.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $56.0 million, or 11.4%, to $548.5 million (18.2% of consolidated revenues) for the year ended December 31, 2009 from $492.5 million (16.1% of consolidated revenues) for the year ended December 31, 2008. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $77.3 million, or 9.8%, to $868.0 million (28.8% of consolidated revenues) for the year ended December 31, 2009 from $790.8 million (25.9% of consolidated revenues) for the year ended December 31, 2008.

        As a result of all the foregoing factors, consolidated operating income increased $37.8 million, or 8.3%, to $492.5 million (16.1% of consolidated revenues) for the year ended December 31, 2008 from

$454.7 million (16.7% of consolidated revenues) for the year ended December 31, 2007. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $92.2 million, or 13.2%, to $790.8 million (25.9% of consolidated revenues) for the year ended December 31, 2008 from $698.5 million (25.6% of consolidated revenues) for the year ended December 31, 2007.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $8.8 million to $227.8 million (7.6% of consolidated revenues) for the year ended December 31, 2009 from $236.6 million (7.7% of consolidated revenues) for the year ended December 31, 2008 primarily due to a reduction in year-over-year borrowings under our revolving credit facility while our weighted average interest rate remained flat at 7.0% as of December 31, 2009 and 2008. We incurred approximately $3.3 million of additional interest expense on capital leases on certain vehicle leases previously classified as operating leases prior to renewal or upon lease inception.

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

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2008	2009
Foreign currency transaction losses (gains), net	$28,882	$(12,477)	$(41,359)
Debt extinguishment expense	418	3,031	2,613
Other, net	1,728	(2,633)	(4,361)

	$31,028	$(12,079)	$(43,107)

	Year Ended December 31,
			Dollar Change
	2007	2008
Foreign currency transaction losses, net	$11,311	$28,882	$17,571
Debt extinguishment expense	5,703	418	(5,285)
Other, net	(13,913)	1,728	15,641

	$3,101	$31,028	$27,927

        Net foreign currency transaction gains of $12.5 million, based on period-end exchange rates, were recorded in the year ended December 31, 2009. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Euro, Brazilian Real and Chilean Peso against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by losses as a result of British pounds sterling and Euro denominated debt and forward foreign currency swap contracts held by our U.S. parent company.

        Net foreign currency transaction losses of $28.9 million, based on period-end exchange rates, were recorded in the year ended December 31, 2008. Losses resulted primarily as a result of the British pound sterling against the U.S. dollar compared to December 31, 2007, as this currency relates to our intercompany balances with and between our U.K. subsidiaries, offset by gains on the marking-to-market of British pound sterling and Euro denominated debt and forward foreign currency swap contracts held by our U.S. parent company.

        Net foreign currency transaction losses of $11.3 million based on period-end exchange rates were recorded in the year ended December 31, 2007, primarily due to losses as a result of the Euro and Canadian dollar, offset by gains as a result of the British pound sterling against the U.S. dollar compared to December 31, 2006, as these currencies relate to our intercompany balances with and between our Canadian and European subsidiaries. Additionally, the U.S. parent company incurred losses as a result of primarily marking to market British pounds sterling and Euro denominated debt, offset by gains on Euro for U.S. dollar foreign currency swaps.

        During the year ended December 31, 2009, we redeemed our 8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes") and wrote-off $3.0 million in associated deferred financing costs. During 2008, we redeemed the remaining outstanding portion of our 8 1/4% Senior Subordinated Notes due 2011 and in connection with the reduction in our revolving credit facility availability due to a bankruptcy of one of our lenders, we wrote-off $0.4 million in deferred financing costs. During 2007, we wrote-off $5.7 million of deferred financing costs related to the early extinguishment of U.S. and U.K. term loans and revolving credit facilities.

        Other, net in the year ended December 31, 2009 primarily consists of $1.7 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor, in addition to $0.6 million of business interruption proceeds for an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009. Other, net in the year ended December 31, 2008 primarily consists of $1.8 million of write-downs related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2007 consisted of $12.9 million of business interruption insurance proceeds pertaining to the July 2006 fire in one of our London, England facilities.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2007, 2008 and 2009 were 30.9%, 63.6% and 33.2%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject. The decrease in the effective tax rate in 2009 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate by 4.9% for the year ended December 31, 2009. Discrete items are recorded in the period they occur. The increase in our effective tax rate in 2008 is primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2008, foreign currency gains were recorded in higher tax jurisdictions, associated with our marking-to-market of debt and derivative instruments, while foreign currency losses were recorded in lower tax jurisdiction, associated with the marking-to-market of intercompany loan positions, which together increased the 2008 tax rate by 22.5% for the year ended December 31, 2008. Meanwhile, for 2007 the opposite occurred, foreign currency losses were recorded in higher tax jurisdictions associated with our marking to market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with marking to market intercompany loan positions.

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

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the year ended December 31, 2009 increased $140.4 million, or 171.3%, to $222.3 million (7.4% of consolidated revenues) from net income of $81.9 million (2.7% of consolidated revenues) for the year ended December 31, 2008. The increase in operating income noted above, the foreign currency exchange rate impacts included in other income (expense), net and the impact of our tax rate for 2009, contributed to the increase in net income. For the year ended December 31, 2009, net income attributable to noncontrolling interests resulted in a reduction to net income attributable to Iron Mountain Incorporated of $1.4 million. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

        As a result of all the foregoing factors, consolidated net income for the year ended December 31, 2008 decreased $72.1 million, or 46.8%, to $81.9 million (2.7% of consolidated revenues) from net income of $154.0 million (5.6% of consolidated revenues) for the year ended December 31, 2007.

Segment Analysis (in thousands)

        Beginning January 1, 2009, we changed the composition of our segments to not allocate certain corporate and centrally controlled costs, which primarily relate to executive and staff functions, including finance, human resources, and information technology, as well as all stock-based compensation, which benefit the enterprise as a whole. These are now reflected as Corporate costs and are not allocated to our operating segments. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting. Corporate and our operating segments are discussed below. Our reportable operating segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 9 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"). Our International Physical Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction (in the U.K.). Our Worldwide Digital Business offers information management services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party intellectual property escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$2,067,316	$2,101,526	$34,210	1.7%	2.3%	3%

Segment Adjusted OIBDA(1)	$768,523	$856,761	$88,238	11.5%	12.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.2%	40.8%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2007	2008		Actual
Segment Revenue	$1,890,068	$2,067,316	$177,248	9.4%	9.3%	8%

Segment Adjusted OIBDA(1)	$681,232	$768,523	$87,291	12.8%	12.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	36.0%	37.2%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the year ended December 31, 2009, revenue in our North American Physical Business segment increased 1.7% over the year ended December 31, 2008, primarily due to internal growth of 3%. Internal growth was due to solid storage internal growth of 6% related to increased Hard Copy and Data Protection revenues and was negatively impacted by depressed service internal growth of negative 2%. Continued organic growth in our core services business of 3% was more than offset by decreased complementary services revenues primarily due to steep declines in recycled paper prices and softness in discretionary special projects and fulfillment services. Additionally, unfavorable foreign currency fluctuations related to Canada resulted in decreased 2009 revenue, as measured in U.S. dollars, of 1 percentage point. Adjusted OIBDA as a percentage of segment revenue increased in 2009 due mainly to productivity gains, pricing actions, disciplined cost management, lower vehicle rent expense due to the recharacterization of certain vehicle leases, and increased margin due to the sale of our low-margin data products division in 2008, partially offset by a $17.7 million increase in professional fees (related to project and cost savings initiatives).

        During the year ended December 31, 2008, revenue in our North American Physical Business segment increased 9.4% over 2007, primarily due to solid internal growth supported by increased destruction and data protection revenues, higher recycled paper revenues, and the growing impact of our 2007 acquisitions, primarily ArchivesOne, which contributed $15.3 million, or approximately 0.8%. Adjusted OIBDA as a percent of segment revenue increased in 2008 due mainly to higher recycled paper revenues, fuel surcharges, as well as labor efficiencies, expense management, and facility utilization, offset by increased transportation expenses, such as rising fuel costs.

International Physical Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$764,812	$682,684	$(82,128)	(10.7)%	4.8%	5%

Segment Adjusted OIBDA(1)	$138,432	$125,364	$(13,068)	(9.4)%	8.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.1%	18.4%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2007	2008		Actual
Segment Revenue	$676,749	$764,812	$88,063	13.0%	10.7%	7%

Segment Adjusted OIBDA(1)	$135,714	$138,432	$2,718	2.0%	(0.4)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.1%	18.1%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        Revenue in our International Physical Business segment decreased 10.7% during the year ended December 31, 2009 over 2008 due to foreign currency fluctuations in 2009, primarily in the United Kingdom, which resulted in decreased 2009 revenue, as measured in U.S. dollars, compared to 2008 of approximately 16 percentage points. This decline was offset by total internal revenue growth for the segment of 5%, supported by solid 8% storage internal growth, and service revenue internal growth of 1%. Service revenue internal growth includes an unfavorable year-over-year comparison due to a large European special project that was completed in the third quarter of 2008 which contributed to complementary revenue internal growth of negative 10%. Adjusted OIBDA as a percentage of segment revenue increased in 2009 primarily due to disciplined cost management and productivity gains, partially offset by the completion of a large, high-margin European special project in the third quarter of 2008, increased rent and facility costs and increased compensation expense related to investments in sales and business support during 2008 and 2009.

        Revenue in our International Physical Business segment increased 13.0% during the year ended December 31, 2008 over 2007, primarily due to internal growth of 7% and the growing impact of our acquisitions in Europe and Asia Pacific, which combined contributed 4% to revenue growth year over year. Further, favorable currency fluctuations during 2008, primarily in Europe, resulted in increased revenue, as measured in U.S. dollars, of approximately 2 percentage points compared to 2007. Adjusted OIBDA was favorably impacted by 2 percentage points of currency variations, but decreased in constant currency terms and as a percent of segment revenue in 2008 primarily due to special project revenue in Europe in 2007 that did not repeat in 2008, increased compensation expense due to incentives associated with certain acquisitions, and incremental rental charges related to our decision to exit a leased facility in the U.K.

Worldwide Digital Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$223,006	$229,385	$6,379	2.9%	3.6%	4%

Segment Adjusted OIBDA(1)	$41,782	$50,303	$8,521	20.4%	19.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.7%	21.9%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2007	2008		Actual
Segment Revenue	$163,218	$223,006	$59,788	36.6%	36.4%	12%

Segment Adjusted OIBDA(1)	$25,662	$41,782	$16,120	62.8%	60.7%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	15.7%	18.7%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the year ended December 31, 2009, revenue in our Worldwide Digital Business segment increased 2.9% over 2008, due to strong performance in our eDiscovery business offset by a decrease in data restoration and license sales in 2009 over 2008. In the year ended December 31, 2009, Adjusted OIBDA in the Worldwide Digital Business segment increased compared to 2008 due to the impact of revenue mix and decreases in commissions and discretionary spending, including recruiting, travel and entertainment.

        During the year ended December 31, 2008, revenue in our Worldwide Digital Business segment increased 36.6% over 2007, due to the acquisition of Stratify in December 2007 and strong internal growth of 12%. The increase in internal growth is primarily attributable to growth in digital storage revenue from our online backup service offerings, offset by a large license sale that occurred in 2007 and did not repeat in 2008. Adjusted OIBDA in the Worldwide Digital Business segment increased due to our significant year over year revenue gains, and was impacted favorably by 2 percentage points of currency variations.

Corporate

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2007 to 2008	from 2008 to 2009	from 2007 to 2008	from 2008 to 2009
	2007	2008	2009
Segment Adjusted OIBDA(1)	$(144,068)	$(157,986)	$(164,406)	$(13,918)	$(6,420)	9.7%	4.1%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.3)%	(5.2)%	(5.5)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the year ended December 31, 2009, expenses in the Corporate segment increased 4.1% over the year ended December 31, 2008, driven primarily by increases in professional fees of $3.7 million related to project and consulting costs, compensation of $2.5 million due primarily to merit increases and charitable contributions of $2.0 million, offset by decreases in other expenses of $1.5 million, which includes much of our discretionary spending, such as travel and entertainment and supplies, and a decrease in stock-based compensation expense of $0.3 million.

        During the year ended December 31, 2008, expenses in Corporate increased 9.7% over 2007 driven mainly by salaries and benefits, which increased $9.6 million, primarily as a result of increased headcount plus our continued investment in information technology, infrastructure and product development, as well as, legal and safety and security. In addition, stock-based compensation expense increased $5.1 million as a result of headcount and an increase in the number of stock option grants and the fair value of such grants in 2007, while incentive compensation decreased by $2.1 million. Further, we saw increases in professional fees of $4.2 million, primarily for services in the areas of information technology, infrastructure and product development. Facility costs increased $1.0 million in 2008 compared to 2007, while other expenses, which includes much of our discretionary spending, including supplies and telephone, decreased $3.9 million.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2007	2008	2009
Cash flows from operating activities	$484,644	$537,029	$616,911
Cash flows from investing activities	(866,635)	(459,594)	(324,066)
Cash flows from financing activities	457,005	87,368	(129,692)
Cash and cash equivalents at the end of year	125,607	278,370	446,656

        Net cash provided by operating activities was $616.9 million for the year ended December 31, 2009 compared to $537.0 million for the year ended December 31, 2008. The 14.9% increase resulted primarily from an increase in net income, excluding non-cash charges of $47.9 million and a decrease in the use of working capital of $58.2 million over 2008, offset by an increase in realized foreign exchange losses of $26.2 million over 2008.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures and additions to customer acquisition costs during the year ended December 31, 2009 amounted to $312.8 million and $10.8 million, respectively. For the year ended December 31, 2009, capital expenditures, net and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding acquisitions, we expect our capital expenditures to be approximately $320 million in the year ending December 31, 2010. Included in our estimated capital expenditures for 2010 is approximately $30 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $129.7 million for the year ended December 31, 2009. During the year ended December 31, 2009, we had $539.7 million of proceeds from the sale of senior subordinated notes, gross borrowings under our revolving credit and term loan facilities and other debt of $36.9 million, $24.2 million of proceeds from the exercise of stock options and employee stock purchase plan, $5.5 million of excess tax benefits from stock-based compensation and $1.1 million in contributions from noncontrolling partners. We used the proceeds from these financing transactions for the early retirement of $447.9 million of our 8 5/8% notes, to repay $287.7 million on our revolving credit and term loans and other debt and $1.6 million of financing costs.

        Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases have been classified as capital leases, and certain others will be, upon renewal. The impact of these changes on our consolidated cash flow statement in the year ended December 31, 2009 is that payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows are now, and will be, reflected as a use of cash within the financing activities section of our consolidated statement of cash flows. For 2009, the amount of this impact was $19.1 million.

        Financial instruments that potentially subject us to market risk consist principally of cash, money market funds and time deposits. As of December 31, 2009, we had significant concentrations of liquid investments with five global banks and ten "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2009, our cash and cash equivalent balance was $446.7 million, including money market funds and time deposits amounting to $381.6 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2009 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$21,799
Term Loan Facility(1)	400,300
7 1/4% GBP Senior Subordinated Notes due 2014(2)	238,920
7 3/4% Senior Subordinated Notes due 2015(2)	435,856
6 5/8% Senior Subordinated Notes due 2016(2)	317,035
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	166,810
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,749
6 3/4% Euro Senior Subordinated Notes due 2018(2)	363,166
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,002
Real Estate Mortgages, Capital Leases and Other(4)	210,147

Total Long-term Debt	3,251,784
Less Current Portion	(40,561)

Long-term Debt, Net of Current Portion	$3,211,223

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

(4)
Includes (a) real estate mortgages of $6.6 million, (b) capital lease obligations of $193.7 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $9.8 million.

        Our revolving credit and term loan facilities, as well as our indentures, use earnings before interest, taxes, depreciation and amortization ("EBITDA") based calculations as primary measures of financial performance, including leverage ratios and contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. IMI's revolving credit and term leverage ratio was 3.8 and 3.3 as of December 31, 2008 and 2009, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.1 as of December 31, 2008 and 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of December 31, 2009 and we do not expect the debt covenants and restrictions to limit our recently approved share repurchase program or dividends under our dividend policy as more fully discussed below. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants for the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculation of the leverage ratio.

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

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities and the existing IME revolving credit and term loan facilities. The Credit Agreement consists of revolving credit facilities where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $765 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors.

        As of December 31, 2009, we had $21.8 million of outstanding borrowings under the revolving credit facility, which were denominated in Euro (EUR 1.8 million), Australian dollars (AUD 9.0 million) and in British pound sterling (GBP 7.0 million); we also had various outstanding letters of credit totaling $43.4 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' EBITDA and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2009, was $699.8 million. The interest rate in effect under the revolving credit facility and term loan facility was 3.0% and 1.8%, respectively, as of December 31, 2009.

        In August 2009, we completed an underwritten public offering of $550.0 million in aggregate principal amount of our 8 3/8% Senior Subordinated Notes due 2021, which were issued at 99.625% of par. Our net proceeds of $539.7 million, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $447.9 million of aggregate principal amount of our outstanding 8 5/8% notes, plus accrued and unpaid interest, all of which were called for redemption in August 2009, and redeemed in September 2009, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes. We recorded a charge to other expense (income), net of $3.0 million in the third quarter of 2009 related to the early extinguishment of the 8 5/8% notes, which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% notes.

        In February, 2010, we acquired Mimosa, a leader in enterprise-class digital content archiving solutions, for approximately $112 million in cash. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements our existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk, and lower their eDiscovery and storage costs.

        In February, 2010, our board of directors approved a new share repurchase program authorizing up to $150 million in repurchases of our common stock. This represents approximately 3% of our outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February, 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share will be payable on April 15, 2010 to shareholders of record on March 25, 2010. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. If we continue the $.0625 per share quarterly dividend we anticipate that the 2010 annual dividend payout will be approximately $50 million based on our total outstanding shares as of February 19, 2010 (of which the fourth quarter 2010 payment would not be paid until January, 2011, if declared).

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2009 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$193,738	$31,982	$68,000	$31,313	$62,443
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,060,985	8,579	35,906	629,196	2,387,304
Interest Payments(1)	1,812,826	222,311	439,073	415,401	736,041
Operating Lease Obligations(2)	3,012,838	228,950	421,982	383,208	1,978,698
Purchase and Asset Retirement Obligations(3)	66,101	28,487	25,421	978	11,215

Total(4)	$8,146,488	$520,309	$990,382	$1,460,096	$5,175,701

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2009; see Note 4 to Notes to Consolidated Financial Statements. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $8.9 million in total (including $2.3 million, $2.7 million, $1.8 million and $2.1 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)
In connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain financial objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2009 is approximately $9.6 million.

(4)
The table above excludes $88.2 million in uncertain tax positions as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Notes 4, 7, and 10 to Notes to Consolidated Financial Statements.

Off-Balance Sheet Arrangements

        We have no off-balance sheet arrangements as defined in Regulation S-K Item 303(a)(4)(ii).

Net Operating Loss and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2025 of $38.6 million ($13.5 million, tax effected) at December 31, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $16.1 million (net of federal tax benefit), which begins to expire in 2010 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $29.7 million, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, we have federal research credits of $0.9 million which begin to expire in 2010, and foreign tax credits of $59.3 million, which begin to expire in 2014 through 2019. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        Financial instruments that potentially subject us to market risk consist principally of cash, money market funds and time deposits. As of December 31, 2009, we had significant concentrations of liquid investments with five global banks and ten "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2009, our cash and cash equivalents balance was $446.7 million, including money market funds and time deposits amounting to $381.6 million. A substantial portion of these money market funds are invested in U.S. treasuries.

Interest Rate Risk

        Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby helping to preserve our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. See Notes 3 and 4 to Notes to Consolidated Financial Statements.

        As of December 31, 2009, we had $430.3 million of variable rate debt outstanding with a weighted average variable interest rate of 2.0%, and $2,821.5 million of fixed rate debt outstanding. As of December 31, 2009, 86.8% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2009 would have been reduced by $2.7 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2009.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies among other factors. Another strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the U.K., Continental Europe and Canada. Specifically, through our 150 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 175 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $1.9 million ($1.0 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2009. As of December 31, 2009, net gains of $3.4 million are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have entered into a number of forward contracts to hedge our exposures to British pounds sterling. As of December 31, 2009, we had an outstanding forward contract to purchase $121.3 million U.S. dollars and sell 73.6 million in British pounds sterling to hedge our intercompany exposures with IME. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. During the year ended December 31, 2009, there was $2.4 million in net cash disbursements included in cash from operating activities related to settlements associated with these foreign currency forward contracts. We recorded net losses in connection with these forward contracts of $12.0 million, including an unrealized foreign exchange gain of $4.1 million in other expense (income), net in the accompanying statement of operations as of December 31, 2009. As of December 31, 2009, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2009 functional currencies, relative to the U.S. dollar, would result in a reduction in our equity of approximately $77.1 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2009 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework , our management concluded that our internal control over financial reporting was effective as of December 31, 2009.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 26, 2010 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2010

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about June 3, 2010.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules filed as part of this report:

(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 26, 2010

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2008	2009
ASSETS
Current Assets:
Cash and cash equivalents	$278,370	$446,656
Accounts receivable (less allowances of $19,562 and $25,529, respectively)	552,830	585,376
Deferred income taxes	41,305	37,924
Prepaid expenses and other	103,887	141,469

Total Current Assets	976,392	1,211,425
Property, Plant and Equipment:
Property, plant and equipment	3,750,515	4,184,631
Less—Accumulated depreciation	(1,363,761)	(1,616,431)

Net Property, Plant and Equipment	2,386,754	2,568,200
Other Assets, net:
Goodwill	2,452,304	2,534,713
Customer relationships and acquisition costs	443,729	438,812
Deferred financing costs	33,186	35,206
Other	64,489	58,478

Total Other Assets, net	2,993,708	3,067,209

Total Assets	$6,356,854	$6,846,834

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$35,751	$40,561
Accounts payable	154,614	175,231
Accrued expenses	356,473	390,860
Deferred revenue	182,759	208,062

Total Current Liabilities	729,597	814,714
Long-term Debt, net of current portion	3,207,464	3,211,223
Other Long-term Liabilities	113,136	118,081
Deferred Rent	73,005	90,503
Deferred Income Taxes	427,324	467,067
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 201,931,332 shares and 203,546,757 shares, respectively)	2,019	2,035
Additional paid-in capital	1,250,064	1,298,657
Retained earnings	591,912	812,789
Accumulated other comprehensive items, net	(41,215)	27,661

Total Iron Mountain Incorporated Stockholders' Equity	1,802,780	2,141,142

Noncontrolling Interests	3,548	4,104

Total Equity	1,806,328	2,145,246

Total Liabilities and Equity	$6,356,854	$6,846,834

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2007	2008	2009
Revenues:
Storage	$1,499,074	$1,657,909	$1,696,395
Service	1,230,961	1,397,225	1,317,200

Total Revenues	2,730,035	3,055,134	3,013,595
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,260,120	1,382,019	1,271,214
Selling, general and administrative	771,375	882,364	874,359
Depreciation and amortization	249,294	290,738	319,072
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(5,472)	7,483	406

Total Operating Expenses	2,275,317	2,562,604	2,465,051
Operating Income	454,718	492,530	548,544
Interest Expense, Net (includes Interest Income of $4,694, $5,485 and $2,566 in 2007, 2008 and 2009, respectively)	228,593	236,635	227,790
Other Expense (Income), Net	3,101	31,028	(12,079)

Income Before Provision for Income Taxes	223,024	224,867	332,833
Provision for Income Taxes	69,010	142,924	110,527

Net Income	154,014	81,943	222,306
Less: Net Income (Loss) Attributable to Noncontrolling Interests	920	(94)	1,429

Net Income Attributable to Iron Mountain Incorporated	$153,094	$82,037	$220,877

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.77	$0.41	$1.09

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.76	$0.40	$1.08

Weighted Average Common Shares Outstanding—Basic	199,938	201,279	202,812

Weighted Average Common Shares Outstanding—Diluted	202,062	203,290	204,271

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2006	$1,558,563	$—	199,109,581	$1,991	$1,144,101	$373,387	$33,794	$5,290
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $6,765	42,599	—	1,583,636	16	42,583	—	—	—
Stock options issued in connection with acquisition	22,828	—	—	—	22,828	—	—	—
Reserve related to uncertain tax positions (Note 7)	(16,606)	—	—	—	—	(16,606)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	41,941	41,941	—	—	—	—	40,480	1,461
Market value adjustments for hedging contracts, net of tax	170	170	—	—	—	—	170	—
Market value adjustments for securities, net of tax	(383)	(383)	—	—	—	—	(383)	—
Net income	154,014	154,014	—	—	—	153,094	—	920

Comprehensive Income		$195,742	—	—	—	—	—	—

Noncontrolling interests equity contributions	2,606		—	—	—	—	—	2,606
Dividend payments to noncontrolling interests	(1,188)		—	—	—	—	—	(1,188)

Balance, December 31, 2007	1,804,544	$—	200,693,217	2,007	1,209,512	509,875	74,061	9,089
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,112	40,564	—	1,238,115	12	40,552	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(115,619)	(115,619)	—	—	—	—	(114,613)	(1,006)
Market value adjustments for securities, net of tax	(663)	(663)	—	—	—	—	(663)	—
Net income (loss)	81,943	81,943	—	—	—	82,037	—	(94)

Comprehensive Loss		$(34,339)	—	—	—	—	—	—

Noncontrolling interests equity contributions	1,370		—	—	—	—	—	1,370
Dividend payments to noncontrolling interests	(1,321)		—	—	—	—	—	(1,321)
Parent purchase of noncontrolling interests	(4,490)		—	—	—	—	—	(4,490)

Balance, December 31, 2008	1,806,328	$—	201,931,332	2,019	1,250,064	591,912	(41,215)	3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,532	48,609	—	1,615,425	16	48,593	—	—	—
Comprehensive Income:
Currency translation adjustment	69,455	69,455	—	—	—	—	68,876	579
Net income	222,306	222,306	—	—	—	220,877	—	1,429

Comprehensive Income		$291,761	—	—	—	—	—	—

Noncontrolling interests equity contributions	578		—	—	—	—	—	578
Dividend payments to noncontrolling interests	(2,030)		—	—	—	—	—	(2,030)

Balance, December 31, 2009	$2,145,246		203,546,757	$2,035	$1,298,657	$812,789	$27,661	$4,104

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2007	2008	2009
CONSOLIDATED COMPREHENSIVE INCOME (LOSS):
Net Income	$154,014	$81,943	$222,306
Other Comprehensive Income (Loss) :
Foreign Currency Translation Adjustments	41,941	(115,619)	69,455
Market Value Adjustments for Hedging Contracts, Net of Tax	170	—	—
Market Value Adjustments for Securities, Net of Tax	(383)	(663)	—

Total Other Comprehensive Income (Loss)	41,728	(116,282)	69,455

Comprehensive Income (Loss)	195,742	(34,339)	291,761
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,381	(1,100)	2,008

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$193,361	$(33,239)	$289,753

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2008	2009
Cash Flows from Operating Activities:
Net income	$154,014	$81,943	$222,306
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	222,655	254,619	283,571
Amortization (includes deferred financing costs and bond discount of $5,361, $4,982 and $5,117, respectively)	32,000	41,101	40,618
Stock-based compensation expense	13,861	18,988	18,703
Provision for deferred income taxes	43,813	109,109	29,723
Loss on early extinguishment of debt	5,703	418	3,031
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(5,472)	7,483	406
Foreign currency transactions and other, net	17,110	50,312	(12,686)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(33,650)	(25,934)	(21,421)
Prepaid expenses and other current assets	(11,973)	(5,923)	(21,644)
Accounts payable	14,213	(21,666)	8,311
Accrued expenses, deferred revenue and other current liabilities	25,932	12,836	48,814
Other assets and long-term liabilities	6,438	13,743	17,179

Cash Flows from Operating Activities	484,644	537,029	616,911
Cash Flows from Investing Activities:
Capital expenditures	(386,442)	(386,721)	(312,761)
Cash paid for acquisitions, net of cash acquired	(481,526)	(56,632)	(2,033)
Additions to customer relationship and acquisition costs	(16,403)	(14,182)	(10,759)
Investment in joint ventures	—	(1,709)	(3,114)
Proceeds from sales of property and equipment and other, net	17,736	(350)	4,601

Cash Flows from Investing Activities	(866,635)	(459,594)	(324,066)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,311,331)	(957,507)	(287,712)
Proceeds from revolving credit and term loan facilities and other debt	2,310,044	800,024	36,932
Early retirement of senior subordinated notes	—	(71,881)	(447,874)
Net proceeds from sales of senior subordinated notes	435,818	295,500	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	1,950	960	1,064
Proceeds from exercise of stock options and employee stock purchase plan	21,843	16,145	24,233
Excess tax benefits from stock-based compensation	6,765	5,112	5,532
Payment of debt financing costs	(8,084)	(985)	(1,555)

Cash Flows from Financing Activities	457,005	87,368	(129,692)
Effect of Exchange Rates on Cash and Cash Equivalents	5,224	(12,040)	5,133

Increase in Cash and Cash Equivalents	80,238	152,763	168,286
Cash and Cash Equivalents, Beginning of Period	45,369	125,607	$278,370

Cash and Cash Equivalents, End of Period	$125,607	$278,370	$446,656

Supplemental Information:
Cash Paid for Interest	$215,451	$242,145	$216,673

Cash Paid for Income Taxes	$33,994	$44,109	$87,062

Non-Cash Investing Activities:
Capital Leases	$17,207	$93,147	$72,120

Accrued Capital Expenditures	$59,979	$46,009	$53,701

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2009
(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation, and its subsidiaries. We are a global full-service provider of information management and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

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

  b.
  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an on-going basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.

  c.
  Cash and Cash Equivalents

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

  d.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreements, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

statements of operations. The total of such net loss amounted to $11,311, a net loss of $28,882, and a net gain of $12,477 for the years ended December 31, 2007, 2008 and 2009, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2008 and 2009, none of our derivative instruments contained credit-risk related contingent features.

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

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2008	2009
Land, buildings and building improvements	$1,091,340	$1,202,406
Leasehold improvements	346,837	429,331
Racking	1,198,015	1,318,501
Warehouse equipment/vehicles	275,866	343,591
Furniture and fixtures	72,678	78,265
Computer hardware and software	620,922	663,739
Construction in progress	144,857	148,798

	$3,750,515	$4,184,631

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when the software is placed in service. During the years ended December 31, 2007, 2008 and 2009, we wrote-off $1,263, $610 and $600, respectively, of previously deferred software costs (primarily in Corporate), primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

        Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to repair, replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, estimated cost and associated

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2008	2009
Asset Retirement Obligations, beginning of the year	$7,775	$9,096
Liabilities Incurred	797	882
Liabilities Settled	(486)	(312)
Accretion Expense	1,010	1,233

Asset Retirement Obligations, end of the year	$9,096	$10,899

  g.
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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2007, 2008 and 2009, and noted no impairment of goodwill. In making this assessment, we rely on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of December 31, 2009, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2009 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. As of December 31, 2009, the carrying value of goodwill, net amounted to $1,719,124, $1,322, $470,921, $124,035, $130,014, $28,385 and $60,912 for North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify, Latin America and Asia Pacific, respectively.

        Our North America (excluding Fulfillment); Fulfillment; Europe; Worldwide Digital Business (excluding Stratify); Stratify and Latin America reporting units have fair values as of October 1, 2009 that significantly exceed their carrying values. Our Asia Pacific reporting unit has a fair value that exceeds its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

        Reporting unit valuations have been calculated using an income approach based on the present value of future cash flows of each reporting unit or a combined approach based on the present value of future cash flows and market and transaction multiples of revenues and earnings. The income approach incorporates many assumptions including future growth rates, discount factors, expected capital expenditures and income tax cash flows. Changes in economic and operating conditions impacting these assumptions could result in goodwill impairments in future periods. In conjunction with our annual goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2008 and 2009 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2007	$1,717,700	$597,195	$259,397	$2,574,292
Deductible goodwill acquired during the year	12,281	—	—	12,281
Non-deductible goodwill acquired during the year	—	5,999	—	5,999
Adjustments to purchase reserves	6,927	218	—	7,145
Fair value and other adjustments(1)	(3,302)	4,395	(5,348)	(4,255)
Currency effects	(44,146)	(99,012)	—	(143,158)

Balance as of December 31, 2008	1,689,460	508,795	254,049	2,452,304
Adjustments to purchase reserves	(1,094)	(24)	—	(1,118)
Fair value and other adjustments(2)	2,467	6,959	—	9,426
Currency effects	29,613	44,488	—	74,101

Balance as of December 31, 2009	$1,720,446	$560,218	$254,049	$2,534,713

(1)
Fair value and other adjustments primarily includes $2,319 of cash paid related to prior year's acquisitions, adjustments to deferred taxes of approximately $(3,213), and finalization of deferred revenue, customer relationship and property, plant and equipment (primarily racking) allocations from preliminary estimates previously recorded of approximately $(3,361).

(2)
Fair value and other adjustments primarily includes $2,033 of cash paid related to prior year's acquisitions, $6,963 of contingent earn-out obligations accrued and unpaid as of December 31, 2009 and $430 of adjustments to deferred income taxes.

h.
Long-Lived Assets

        We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
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

        Consolidated gains on disposal/writedown of property, plant and equipment, net of $5,472 in the year ended December 31, 2007 consisted primarily of a gain related to insurance proceeds from our property claim of $7,745 associated with the July 2006 fire in one of our London, England facilities, net of a $1,263 write-off of previously deferred software costs in Corporate associated with a discontinued product after implementation. Consolidated loss on disposal/writedown of property, plant and equipment, net of $7,483 in the year ended December 31, 2008 consisted primarily of losses on the writedown of certain facilities of approximately $6,019 in our North American Physical Business, $610 write-off of previously deferred software costs in Corporate associated with discontinued products after implementation and other disposals and asset writedowns. Consolidated loss on disposal/writedown of property, plant and equipment, net of $406 in the year ended December 31, 2009 consisted primarily of a gain on disposal of a building in our International Physical segment of approximately $1,900 in France, offset by losses on the writedown of certain facilities of approximately $1,000 in our North American Physical segment, $700 in our International Physical segment, $300 in our Worldwide Digital segment and $300 in Corporate (associated with discontinued products after implementation).

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts, net of revenues received for the initial transfer of the records, are capitalized. Initial costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2009), and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 10 years (weighted average of 4 years at December 31, 2009) to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from six to 30 years (weighted average of 22 years at December 31, 2009). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from two to 25 years (weighted average of 9 years at December 31, 2009).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Caryying Amount	2008	2009
Customer relationship and acquisition costs	541,300	574,223
Other intangible assets (included in other assets, net)	55,682	56,738

Accumulated Amortization
Customer relationship and acquisition costs	97,571	135,411
Other intangible assets (included in other assets, net)	20,815	29,208

        The amortization expense for the years ended December 31, 2007, 2008 and 2009 are as follows:

	Year Ended December 31,
	2007	2008	2009
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	22,110	28,366	27,202
Amortization expense charged to revenues	4,864	6,528	8,096
Other intangible assets:
Amortization expense included in depreciation and amortization	4,526	7,753	8,299

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $5,156, $5,156, $4,596, $4,409 and $3,577 for 2010, 2011, 2012, 2013 and 2014, respectively) for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2010	29,915	4,317
2011	27,976	3,274
2012	26,894	1,852
2013	26,009	951
2014	25,102	458
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2008 and 2009, gross carrying amount of deferred financing costs was $52,778 and $52,952, respectively, and accumulated amortization of those costs was $19,592 and $17,746, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  k.
  Accrued Expenses

        Accrued expenses consist of the following:

	December 31,
	2008	2009
Interest	$60,305	$67,924
Payroll and vacation	72,094	77,475
Restructuring costs (see Note 6)	2,278	1,052
Incentive compensation	45,134	55,416
Income taxes	—	21,764
Other	176,662	167,229

	$356,473	$390,860

  l.
  Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our 2009 consolidated revenues. Within our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2007, 2008 and 2009 was $13,861 ($10,164 after tax or $0.05 per basic and diluted share), $18,988 ($15,682 after tax or $0.08 per basic and diluted share) and $18,703 ($14,716 after tax or $0.07 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        The benefits associated with the tax deductions in excess of recognized compensation cost are reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $6,765, $5,112 and $5,532 for the years ended December 31, 2007, 2008 and 2009, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of 10 years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of December 31, 2009, 10-year vesting options represent 8.5% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
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

        A total of 37,536,442 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2009 was 7,609,807.

        The weighted average fair value of options granted in 2007, 2008 and 2009 was $11.72, $9.49 and $9.72 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2007	2008	2009
Expected volatility	27.7%	26.7%	32.1%
Risk-free interest rate	4.42%	2.98%	2.64%
Expected dividend yield	None	None	None
Expected life of the option	7.5 Years	6.6 Years	6.4 Years

        Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield was not considered in the option pricing model since we historically have not paid dividends. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees.

        A summary of option activity for the year ended December 31, 2009 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2008	12,210,175	$22.70
Granted	1,985,725	25.90
Exercised	(1,356,386)	13.36
Forfeited	(607,822)	26.51
Expired	(132,331)	24.84

Outstanding at December 31, 2009	12,099,361	$24.06	6.44	$28,676

Options exercisable at December 31, 2009	5,494,992	$20.73	5.71	$24,813

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised and the aggregate fair value of stock options vested for the years ended December 31, 2007, 2008 and 2009:

	Years Ended December 31,
	2007	2008	2009
Aggregate intrinsic value of stock options exercised	$24,113	$17,307	$18,929

Aggregate fair value of stock options vested	$29,361	$17,825	$18,686

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We issued restricted stock in July 2005, which had a 3-year vesting period, and in December 2006, December 2007 and June 2009, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the years ended December 31, 2007, 2008 and 2009 is a portion of the cost related to restricted stock granted in July 2005, December 2006, December 2007 and June 2009.

        A summary of restricted stock activity for the year ended December 31, 2009 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2008	810	$37.53
Granted	2,474	28.36
Vested	—	—
Forfeited	(1,008)	35.73

Non-vested at December 31, 2009	2,276	28.36

        The total fair value of shares vested for the years ended December 31, 2007, 2008 and 2009 was $863, $823 and $0, respectively.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. For the years ended December 31, 2007, 2008 and 2009, there were 274,881 shares, 305,151 shares and 258,680 shares, respectively, purchased under the ESPP. The number of shares available for purchase at December 31, 2009 was 811,701.

        As of December 31, 2009, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $59,506 and is expected to be recognized over a weighted-average period of 4.0 years.

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

  p.
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

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income per share attributable to Iron Mountain Incorporated:

	Year Ended December 31,
	2007	2008	2009
Net income attributable to Iron Mountain Incorporated	$153,094	$82,037	$220,877

Weighted-average shares—basic	199,938,000	201,279,000	202,812,000
Effect of dilutive potential stock options	2,108,554	2,004,974	1,458,777
Effect of dilutive potential restricted stock	15,764	6,189	41

Weighted-average shares—diluted	202,062,318	203,290,163	204,270,818

Net income per share attributable to Iron Mountain Incorporated—basic	$0.77	$0.41	$1.09

Net income per share attributable to Iron Mountain Incorporated—diluted	$0.76	$0.40	$1.08

Antidilutive stock options, excluded from the calculation	2,039,601	4,065,455	8,085,784

  q.
  New Accounting Pronouncements

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

financial statements. We do not expect the adoption of these Codification updates to have a material impact on our consolidated financial statements and results of operations.

        In October 2009, the FASB issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the Codification applies to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative-selling-price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which the software and non-software components deliver together the product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. Early adoption is permitted; however, we do not anticipate early adopting. We are currently evaluating the impact of these Codification updates to our consolidated financial statements and results of operations.

        In January 2010, the FASB issued amended guidance improving disclosures about fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The Codification requires an entity, in determining the appropriate classes of assets and liabilities, to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (Level 1, 2 or 3). The Codification is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted; however, we do not anticipate early adopting. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

  r.
  Allowance for Doubtful Accounts and Credit Memo Reserves

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
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

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other Additions(1)	Deductions(2)	Balance at End of the Year
2007	$15,157	$21,075	$2,894	$1,189	$(21,069)	$19,246
2008	19,246	31,885	10,702	(1,819)	(40,452)	19,562
2009	19,562	43,529	11,832	764	(50,158)	25,529

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable.

s.
Concentrations of Credit Risk

        Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and cash equivalents and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2009 relates to cash and cash equivalents held on deposit with five global banks and ten "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2009, our cash and cash equivalent balance was $446,656, including money market funds and time deposits amounting to $381,599. A substantial portion of these money market funds are invested in U.S. treasuries.

  t.
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

DECEMBER 31, 2009
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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2008 and 2009, respectively:

		Fair Value Measurements at December 31, 2008 Using
Description	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$163,251	$—		$163,251		$—
Time Deposits(1)	40,098	—		40,098		—
Available-for-Sale and Trading Securities	5,612	4,691	(2)	921	(1)	—
Derivative Assets(3)	13,675	—		13,675		—

		Fair Value Measurements at December 31, 2009 Using
Description	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$265,904	$—		$265,904		$—
Time Deposits(1)	115,695	—		115,695		—
Trading Securities	10,168	8,061	(2)	2,107	(1)	—
Derivative Assets(3)	4,115	—		4,115		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the year ended December 31, 2009.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  u.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2008 and 2009, the fair value of the money market and mutual funds included in this trust amounted to $5,612 and $10,168, respectively, included in prepaid expenses and other in the accompanying consolidated balance sheets. For the year ended December 31, 2007, the marketable securities included in the trust were classified as available-for-sale and net realized gains of $961 were included in other expense (income), net in the accompanying consolidated statements of operations. Cumulative unrealized gains, net of tax of $663 are included in other comprehensive items, net included in Iron Mountain Incorporated stockholders' equity as of December 31, 2007. During 2008, we classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying consolidated statement of operations realized and unrealized net losses of $2,563 and net gains of $1,745 for the years ended December 31, 2008 and 2009, respectively.

  v.
  Investments

        As of December 31, 2009, we have investments in joint ventures, including noncontrolling interests in Archive Management Solutions of 20% (Poland), in Team Delta Holding A/S of 20% (Denmark), in Iron Mountain Arsivleme Hizmetleri A.S. of 40% (Turkey), in Safe doc S.A. of 13% (Greece), and in Sispace AG of 15% (Switzerland). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31, 2008 and 2009, the carrying value related to these investments was $6,767 and $9,148, respectively, included in other assets in the accompanying consolidated balance sheets. Additionally, we have an investment in Image Tag comprised of equity and debt holdings of $829 and $753 as of December 31, 2008 and 2009, respectively, which is accounted for using the cost method, included in other long-term assets in the accompanying consolidated balance sheets. We recorded a loss on our Image Tag investment in 2008 in the amount of $579 which is included in other (income) expense, net in the accompanying consolidated statement of operations. Additionally, we record interest payments received on outstanding borrowings with Image Tag as a reduction of our investment when received.

  w.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2008 and 2009, respectively.

  x.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2007	2008	2009
Foreign currency transaction losses (gains), net	$11,311	$28,882	$(12,477)
Debt extinguishment expense	5,703	418	3,031
Other, net	(13,913)	1,728	(2,633)

	$3,101	$31,028	$(12,079)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        In connection with certain real estate loans, we swapped $97,000 of floating rate debt to fixed rate debt. This swap agreement was terminated in the second quarter of 2007. The total impact of marking to market the fair market value of the derivative liability and cash payments associated with the interest rate swap agreement resulted in our recording interest income of $34 for the year ended December 31, 2007.

        In June 2006, IME entered into a floating for fixed interest rate swap contract with a notional value of 75,000 British pounds sterling and was designated as a cash flow hedge. This swap agreement hedged interest rate risk on IME's British pounds multi-currency term loan facility. The notional value of the swap declined to 60,000 British pounds sterling in March 2007 to match the remaining term loan amount outstanding as of that date and was terminated in the second quarter of 2007. For the year ended December 31, 2007, we recorded additional interest income of $799, resulting from interest rate swap cash settlements and changes in fair value.

        In September 2006, we entered into a forward contract program to exchange U.S. dollars for 55,000 in Australian dollars ("AUD") and 20,200 in New Zealand dollars ("NZD") to hedge our intercompany exposure in these countries. These forward contracts typically settle on no more than a quarterly basis, at which time we enter into new forward contracts for the same underlying AUD and NZD amounts, to continue to hedge movements in AUD and NZD against the U.S. dollar. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. These forward contracts were not renewed in the third quarter of 2007. We recorded a realized loss of $5,906 for the year ended December 31, 2007.

        We have entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of December 31, 2009, we had an outstanding forward contract to purchase 121,322 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the years ended December 31, 2007, 2008 and 2009, there was $2,139 and $24,145 in net cash receipts and $2,392 in net cash disbursements, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

instruments as of December 31, 2008 and 2009 and their gains and losses for the years ended December 31, 2007, 2008 and 2009:

	Asset Derivatives
	December 31,
	2008		2009
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current assets	$13,675	Current assets	$4,115

Total
		$13,675		$4,115

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2007	2008	2009
Foreign exchange contracts	Other (income) expense, net	$(3,369)	$(36,886)	$11,952

Total		$(3,369)	$(36,886)	$11,952

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated ("IMI") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2007, 2008 and 2009, we designated on average 51,127, 167,578 and 95,500 Euros, respectively, of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $6,136 ($3,926, net of tax) of foreign exchange losses related to the mark to marking of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2007. We recorded foreign exchange gains of $10,471 ($6,296, net of tax) related to the marking to market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2008. We recorded foreign exchange gains of $1,863 ($989, net of tax) related to the marking to market of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2009. As of December 31, 2009, net gains of $3,359 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

4. Debt

        Long-term debt consists of the following:

	December 31, 2008		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$219,388	$219,388	$21,799	$21,799
Term Loan Facility(1)	404,400	404,400	400,300	400,300
8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% notes")(2)(3)	447,961	423,241	—	—
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	217,185	157,459	238,920	236,531
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	436,768	398,911	435,856	433,411
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	316,541	272,800	317,035	313,200
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	143,203	126,018	166,810	165,142
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	177,250	200,000	207,750
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,720	42,813	49,749	48,464
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	356,875	249,834	363,166	343,562
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	246,750	300,000	305,250
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	—	—	548,002	567,188
Real Estate Mortgages, Capital Leases, Seller Notes and Other(5)	151,174	151,174	210,147	210,147

Total Long-term Debt	3,243,215		3,251,784
Less Current Portion	(35,751)		(40,561)

Long-term Debt, Net of Current Portion	$3,207,464		$3,211,223

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2008 and 2009, respectively).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2008 and 2009, respectively.

(3)
Collectively referred to as the Parent Notes. IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation ("Canada Company") and the remainder of our subsidiaries do not guarantee the Parent Notes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

4. Debt (Continued)

(4)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

(5)
Includes (a) real estate mortgages of $5,868 and $6,564 as of December 31, 2008 and 2009, respectively, which bear interest at rates ranging from 3.7% to 7.3% and are payable in various installments through 2023, (b) seller notes of $2,758 as of December 31, 2008, which bear interest at a rate of 4.75% per year and were fully paid off in 2009, (c) capital lease obligations of $131,687 and $193,738 as of December 31, 2008 and 2009, respectively, which bear a weighted average interest rate of 6.0% as of December 31, 2009 and (d) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $10,861 and $9,845 as of December 31, 2008 and 2009, respectively, and bear a weighted average interest rate of 9.9% as of December 31, 2009. We believe the fair value of this debt approximates its carrying value.
  a.
  Revolving Credit Facility and Term Loans

        On April 16, 2007, we entered into a new credit agreement (the "Credit Agreement") to replace the existing IMI revolving credit and term loan facilities and the existing IME revolving credit and term loan facilities. The Credit Agreement consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the Credit Agreement, up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. We recorded a charge to other expense (income), net of approximately $5,703 in 2007 related to the early retirement of the IMI and IME revolving credit facilities and term loans, representing the write-off of deferred financing costs. As of December 31, 2009, we had $21,799 of outstanding borrowings under the revolving credit facility, which were denominated in Euro (EUR 1,800), Australian dollars (AUD 9,000) and in British pounds sterling (GBP 7,020); we also had various outstanding letters of credit totaling $43,386. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2009, was $699,815. The interest rate in effect under the revolving credit facility and term loan facility was 3.0% and 1.8%, respectively, as of December 31, 2009. For the years ended December 31, 2007, 2008 and 2009, we recorded commitment fees of $1,307, $1,561 and $1,953, respectively, based on the unused balances under our revolving credit facilities.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

4. Debt (Continued)

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.8 and 3.3 as of December 31, 2008 and 2009, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.5 and 4.1 as of December 31, 2008 and 2009, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio.

  b.
  Notes Issued under Indentures

        As of December 31, 2009, we have nine series of senior subordinated notes issued under various indentures, eight are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement:

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

  •
  255,000 Euro principal amount of notes maturing on October 15, 2018 and bearing interest at a rate of 6 3/4% per annum, payable semi-annually in arrears on April 15 and October 15;

  •
  $300,000 principal amount of notes maturing on June 15, 2020 and bearing interest at a rate of 8% per annum, payable semi-annually in arrears on June 15 and December 15; and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

4. Debt (Continued)

  •
  $550,000 principal amount of notes maturing on August 15, 2021 and bearing interest at a rate of 8 3/8% per annum, payable semi-annually in arrears on February 15 and August 15.

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

        In August 2009, we completed an underwritten public offering of $550,000 in aggregate principal amount of our 8 3/8% Senior Subordinated Notes due 2021, which were issued at 99.625% of par. Our net proceeds of $539,688, after paying the underwriters' discounts and commissions, was used to (a) redeem the remaining $447,874 of aggregate principal amount of our outstanding 8 5/8% notes, plus accrued and unpaid interest, all of which were called for redemption in August 2009, and redeemed in September 2009, (b) repay borrowings under our revolving credit facility, and (c) for general corporate purposes. We recorded a charge to other expense (income), net of $3,031 in the third quarter of 2009 related to the early extinguishment of the 8 5/8% notes, which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% notes.

        We recorded a charge to other expense (income), net of $345 in the second quarter of 2008 related to the early extinguishment of the 8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% notes"), which consists of deferred financing costs and original issue discounts related to the 8 1/4% notes.

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

        The following table presents the various redemption dates and prices of the senior subordinated notes. The redemption dates reflect the date at or after which the notes may be redeemed at our option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	7 1/4% notes April 15,	7 3/4% notes January 15,	6 5/8% notes July 1,	7 1/2% notes March 15,	8 3/4% notes July 15,	8% notes October 15,	6 3/4% notes October 15,	8% notes July 15,	8 3/8% notes August 15,
2009	103.625%	102.583%	102.208%	—	—	—	—	—	—
2010	102.417%	101.292%	101.104%	—	—	—	—	—	—
2011	101.208%	100.000%	100.000%	—	104.375%	104.000%	103.375%	—	—
2012	100.000%	100.000%	100.000%	103.750%	102.917%	102.667%	102.250%	—	—
2013	100.000%	100.000%	100.000%	102.500%	101.458%	101.333%	101.125%	104.000%	—
2014	100.000%	100.000%	100.000%	101.250%	100.000%	100.000%	100.000%	102.667%	104.188%
2015	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	101.333%	102.792%
2016	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	101.396%
2017	—	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

        Prior to March 15, 2010, we may under certain conditions redeem a portion of the 7 1/2% notes with the net proceeds of one or more public equity offerings, at a redemption price of 107.50% of the principal amount.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

4. Debt (Continued)

        Prior to July 15, 2011, the 8 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to October 15, 2011, the 8% notes and 6 3/4% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to June 15, 2013, the 8% notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2014, the 8 3/8% % notes are redeemable at our option, in whole or in part, at a specified make-whole price.

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

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2010	$40,561
2011	41,915
2012	61,991
2013	24,557
2014	635,952
Thereafter	2,449,747

$3,254,723

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2008 and 2009 and for the years ended December 31, 2007, 2008 and 2009.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$382,588	$3,906	$60,162	$—	$446,656
Accounts Receivable	—	387,670	36,776	160,930	—	585,376
Intercompany Receivable	1,047,805	—	8,886	—	(1,056,691)	—
Other Current Assets	4,216	118,780	10,367	46,030	—	179,393

Total Current Assets	1,052,021	889,038	59,935	267,122	(1,056,691)	1,211,425
Property, Plant and Equipment, Net	—	1,613,985	197,272	756,943	—	2,568,200
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,192,476	1,000	—	—	(2,193,476)	—
Investment in Subsidiaries	1,785,214	1,522,352	—	—	(3,307,566)	—
Goodwill	—	1,762,409	191,856	580,448	—	2,534,713
Other	32,837	300,582	12,210	187,324	(457)	532,496

Total Other Assets, Net	4,010,527	3,586,343	204,066	767,772	(5,501,499)	3,067,209

Total Assets	$5,062,548	$6,089,366	$461,273	$1,791,837	$(6,558,190)	$6,846,834

Liabilities and Equity
Intercompany Payable	$—	$999,182	$—	$57,509	$(1,056,691)	$—
Current Portion of Long-term Debt	4,639	25,024	2,170	8,728	—	40,561
Total Other Current Liabilities	62,987	480,557	31,664	198,945	—	774,153
Long-term Debt, Net of Current Portion	2,848,927	76,728	181,318	104,250	—	3,211,223
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,192,476	—	—	(2,193,476)	—
Other Long-term Liabilities	3,853	544,233	24,025	103,997	(457)	675,651
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	2,141,142	1,771,166	222,096	1,314,304	(3,307,566)	2,141,142
Noncontrolling Interests	—	—	—	4,104	—	4,104

Total Equity	2,141,142	1,771,166	222,096	1,318,408	(3,307,566)	2,145,246

Total Liabilities and Equity	$5,062,548	$6,089,366	$461,273	$1,791,837	$(6,558,190)	$6,846,834

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,074,743	$84,075	$340,256	$—	$1,499,074
Service	—	790,997	89,350	350,614	—	1,230,961

Total Revenues	—	1,865,740	173,425	690,870	—	2,730,035
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	827,135	79,926	353,059	—	1,260,120
Selling, General and Administrative	(129)	548,918	30,146	192,440	—	771,375
Depreciation and Amortization	153	168,910	11,942	68,289	—	249,294
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,162	284	(6,918)	—	(5,472)

Total Operating Expenses	24	1,546,125	122,298	606,870	—	2,275,317

Operating (Loss) Income	(24)	319,615	51,127	84,000	—	454,718
Interest Expense (Income), Net	195,785	(9,411)	25,025	17,194	—	228,593
Other Expense (Income), Net	46,132	(2,301)	(5,087)	(35,643)	—	3,101

(Loss) Income Before Provision for Income Taxes	(241,941)	331,327	31,189	102,449	—	223,024
Provision for Income Taxes	—	47,063	13,077	8,870	—	69,010
Equity in the Earnings of Subsidiaries, Net of Tax	(395,035)	(99,045)	—	—	494,080	—

Net Income	153,094	383,309	18,112	93,579	(494,080)	154,014
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	(348)	1,268	—	920

Net Income Attributable to Iron Mountain Incorporated	$153,094	$383,309	$18,460	$92,311	$(494,080)	$153,094

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,181,424	$92,532	$383,953	$—	$1,657,909
Service	—	900,437	98,355	398,433	—	1,397,225

Total Revenues	—	2,081,861	190,887	782,386	—	3,055,134
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	884,212	84,216	413,591	—	1,382,019
Selling, General and Administrative	109	626,983	33,175	222,097	—	882,364
Depreciation and Amortization	182	196,783	13,755	80,018	—	290,738
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	7,568	21	(106)	—	7,483

Total Operating Expenses	291	1,715,546	131,167	715,600	—	2,562,604

Operating (Loss) Income	(291)	366,315	59,720	66,786	—	492,530
Interest Expense (Income), Net	209,712	(28,760)	46,849	8,834	—	236,635
Other (Income) Expense, Net	(125,361)	(2,248)	(351)	158,988	—	31,028

(Loss) Income Before Provision for Income Taxes	(84,642)	397,323	13,222	(101,036)	—	224,867
Provision for Income Taxes	—	138,454	(3,682)	8,152	—	142,924
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(166,679)	95,532	—	—	71,147	—

Net Income (Loss)	82,037	163,337	16,904	(109,188)	(71,147)	81,943
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(94)	—	(94)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$82,037	$163,337	$16,904	$(109,094)	$(71,147)	$82,037

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,247,778	$93,244	$355,373	$—	$1,696,395
Service	—	875,814	96,764	344,622	—	1,317,200

Total Revenues	—	2,123,592	190,008	699,995	—	3,013,595
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	829,539	80,205	361,470	—	1,271,214
Selling, General and Administrative	92	638,770	32,127	203,370	—	874,359
Depreciation and Amortization	231	226,559	15,717	76,565	—	319,072
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,435	123	(1,152)	—	406

Total Operating Expenses	323	1,696,303	128,172	640,253	—	2,465,051

Operating (Loss) Income	(323)	427,289	61,836	59,742	—	548,544
Interest Expense (Income), Net	202,947	(28,189)	42,066	10,966	—	227,790
Other Expense (Income) , Net	44,642	(4,766)	(2)	(51,953)	—	(12,079)

(Loss) Income Before Provision for Income Taxes	(247,912)	460,244	19,772	100,729	—	332,833
Provision for Income Taxes	—	97,504	3,624	9,399	—	110,527
Equity in the Earnings of Subsidiaries, Net of Tax	(468,789)	(102,601)	—	—	571,390	—

Net Income	220,877	465,341	16,148	91,330	(571,390)	222,306
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	1,429	—	1,429

Net Income Attributable to Iron Mountain Incorporated	$220,877	$465,341	$16,148	$89,901	$(571,390)	$220,877

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2007
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(177,057)	$474,366	$39,928	$147,407	$—	$484,644
Cash Flows from Investing Activities:
Capital expenditures	—	(248,102)	(16,360)	(121,980)	—	(386,442)
Cash paid for acquisitions, net of cash acquired	—	(415,611)	(2,303)	(63,612)	—	(481,526)
Intercompany loans to subsidiaries	(356,735)	(157,492)	—	—	514,227	—
Investment in subsidiaries	(20,298)	(20,298)	—	—	40,596	—
Additions to customer relationship and acquisition costs	—	(7,124)	(960)	(8,319)	—	(16,403)
Proceeds from sales of property and equipment and other, net	—	7,340	391	10,005	—	17,736

Cash Flows from Investing Activities	(377,033)	(841,287)	(19,232)	(183,906)	554,823	(866,635)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,239,836)	(10,894)	(723,277)	(337,324)	—	(2,311,331)
Proceeds from revolving credit and term loan facilities and other debt	1,481,750	9,056	762,498	56,740	—	2,310,044
Net proceeds from sale of senior subordinated notes	289,058	—	146,760	—	—	435,818
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,950	—	1,950
Intercompany loans from parent	—	360,062	(190,165)	344,330	(514,227)	—
Equity contribution from parent	—	20,298	—	20,298	(40,596)	—
Proceeds from exercise of stock options and employee stock purchase plan	21,843	—	—	—	—	21,843
Excess tax benefits from stock-based compensation	6,765	—	—	—	—	6,765
Payment of debt financing costs	(5,490)	—	(2,687)	93	—	(8,084)

Cash Flows from Financing Activities	554,090	378,522	(6,871)	86,087	(554,823)	457,005
Effect of exchange rates on cash and cash equivalents	—	—	942	4,282	—	5,224

Increase in cash and cash equivalents	—	11,601	14,767	53,870	—	80,238
Cash and cash equivalents, beginning of period	—	16,354	762	28,253	—	45,369

Cash and cash equivalents, end of period	$—	$27,955	$15,529	$82,123	$—	$125,607

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(175,781)	$570,427	$14,041	$128,342	$—	$537,029
Cash Flows from Investing Activities:
Capital expenditures	—	(222,161)	(12,493)	(152,067)	—	(386,721)
Cash paid for acquisitions, net of cash acquired	—	(35,424)	—	(21,208)	—	(56,632)
Intercompany loans to subsidiaries	50,007	(57,558)	—	—	7,551	—
Investment in subsidiaries	(14,344)	(14,344)	—	—	28,688	—
Additions to customer relationship and acquisition costs	—	(8,795)	(416)	(4,971)	—	(14,182)
Investments in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	927	33	(1,310)	—	(350)

Cash Flows from Investing Activities	35,663	(337,355)	(12,876)	(181,265)	36,239	(459,594)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(880,451)	(14,993)	(44,729)	(17,334)	—	(957,507)
Proceeds from revolving credit and term loan facilities and other debt	776,650	114	11,212	12,048	—	800,024
Early retirement of senior subordinated notes	(71,881)	—	—	—	—	(71,881)
Net proceeds from sale of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	960	—	960
Intercompany loans from parent	—	(49,856)	35,856	21,551	(7,551)	—
Equity contribution from parent	—	14,344	—	14,344	(28,688)	—
Proceeds from exercise of stock options and employee stock purchase plan	16,145	—	—	—	—	16,145
Excess tax benefits from stock-based compensation	5,112	—	—	—	—	5,112
Payment of debt financing costs	(957)	—	(28)	—	—	(985)

Cash Flows from Financing Activities	140,118	(50,391)	2,311	31,569	(36,239)	87,368
Effect of exchange rates on cash and cash equivalents	—	—	(1,936)	(10,104)	—	(12,040)

Increase (Decrease) in cash and cash equivalents	—	182,681	1,540	(31,458)	—	152,763
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$210,636	$17,069	$50,665	$—	$278,370

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(186,314)	$634,063	$38,154	$131,008	$—	$616,911
Cash Flows from Investing Activities:
Capital expenditures	—	(174,256)	(22,042)	(116,463)	—	(312,761)
Cash paid for acquisitions, net of cash acquired	—	(256)	—	(1,777)	—	(2,033)
Intercompany loans to subsidiaries	284,604	17,807	—	—	(302,411)	—
Investment in subsidiaries	(164,256)	(164,256)	—	—	328,512	—
Additions to customer relationship and acquisition costs	—	(6,711)	(520)	(3,528)	—	(10,759)
Investments in joint ventures	—	—	—	(3,114)	—	(3,114)
Proceeds from sales of property and equipment and other, net	—	3,717	45	839	—	4,601

Cash Flows from Investing Activities	120,348	(323,955)	(22,517)	(124,043)	26,101	(324,066)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(54,150)	(18,438)	(192,097)	(23,027)	—	(287,712)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	36,932	—	36,932
Early retirement of senior subordinated notes	(447,874)	—	—	—	—	(447,874)
Net proceeds from sale of senior subordinated notes	539,688	—	—	—	—	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,064	—	1,064
Intercompany loans from parent	—	(283,974)	5,751	(24,188)	302,411	—
Equity contribution from parent	—	164,256	156,655	7,601	(328,512)	—
Proceeds from exercise of stock options and employee stock purchase plan	24,233	—	—	—	—	24,233
Excess tax benefits from stock-based compensation	5,532	—	—	—	—	5,532
Payment of debt financing costs	(1,463)	—	(37)	(55)	—	(1,555)

Cash Flows from Financing Activities	65,966	(138,156)	(29,728)	(1,673)	(26,101)	(129,692)
Effect of exchange rates on cash and cash equivalents	—	—	928	4,205	—	5,133

Increase (Decrease) in cash and cash equivalents	—	171,952	(13,163)	9,497	—	168,286
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$382,588	$3,906	$60,162	$—	$446,656

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for the various acquisitions was primarily provided through borrowings under our credit facilities, proceeds from the sale of senior subordinated notes and cash equivalents on-hand. We completed no acquisitions during 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2009 is contingent and other payments of $2,033 related to acquisitions made in prior years. The unaudited pro forma results of operations for the period ended December 31, 2007 and 2008 are not presented due to the insignificant impact of the 2007 and 2008 acquisitions on our consolidated results of operations, respectively. Noteworthy acquisitions are as follows:

        To extend our leadership role in the information management services industry, in May 2007, we acquired ArchivesOne, Inc. ("ArchivesOne"), a leading provider of records and information management services in the United States. ArchivesOne had 31 facilities located in 17 major metropolitan markets in 10 states and the District of Columbia. The purchase price was $200,295 (net of cash acquired) for ArchivesOne.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the consideration paid and the allocation of the purchase price of the acquisitions is as follows:

	2007		2008
Cash Paid (gross of cash acquired)	$490,966	(1)	$54,541	(1)
Fair Value of Options Issued	22,828		—

Total Consideration	513,794		54,541
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	45,819		3,172
Property, Plant and Equipment(2)	41,644		4,026
Customer Relationship Assets(3)	195,725		24,989
Core Technology	15,025		2,511
Other Assets	11,548		996
Liabilities Assumed(4)	(113,075)		(3,922)
Noncontrolling Interests	—		4,489	(5)

Total Fair Value of Identifiable Net Assets Acquired	196,686		36,261

Recorded Goodwill	$317,108		$18,280

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2007 and 2008 are contingent and other payments of $1,800 and $2,319, respectively, related to acquisitions made in previous years.

(2)
Consisted primarily of land, buildings, racking, and leasehold improvements.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2007 and 2008 were 24 years and 28 years, respectively.

(4)
Consisted primarily of accounts payable, accrued expenses and notes payable.

(5)
Consisted primarily of the carrying value of noncontrolling interests in Brazil at the date of acquisition in 2008.

        In connection with acquisitions prior to December 31, 2008, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities include certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions. Our acquisitions after January 1, 2009 will be accounted for under newly promulgated accounting guidance. All acquisition costs and restructuring activity will be charged to operations rather than being capitalized as part of the purchase price. We finalize restructuring plans for each business no later than one year from the date of acquisition.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        The following is a summary of reserves related to such restructuring activities:

	2008	2009
Reserves, Beginning Balance	$3,602	$8,555
Reserves Established	8,694	—
Expenditures	(2,698)	(6,356)
Adjustments to Goodwill, including Currency Effect(1)	(1,043)	(1,119)

Reserves, Ending Balance	$8,555	$1,080

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At December 31, 2008, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($7,315), severance costs ($94) and other exit costs ($1,146). At December 31, 2009, the restructuring reserves related to acquisitions consisted of lease losses on abandoned facilities ($866), severance costs ($61) and other exit costs ($153). These accruals are expected to be substantially used prior to December 31, 2010.

        In connection with our acquisition in India, we entered into a shareholder agreement in May 2006. The agreement contains a put provision that would allow the noncontrolling interest holder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $1,800). We recorded a liability representing our estimate of the fair value of the guarantee in the amount of $342 and $360 as of December 31, 2008 and 2009, respectively.

        In connection with some of our acquisitions, we have contingent earn-out obligations that become payable in the event the businesses we acquired achieve specified revenue targets and/or multiples of earnings before interest, taxes, depreciation and amortization (as defined in the purchase agreements). These payments are based on the future results of these operations and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2009 is approximately $9,610. These amounts are generally payable over periods ranging from 2010 through 2012 and all of these payments, if made, will be treated as additional consideration as part of the acquisition and will increase goodwill. We have recorded $535, $1,447 and $549 of compensation expense for the years ended December 31, 2007, 2008 and 2009, respectively, in the accompanying consolidated statements of operations related to contingent consideration arrangements. New accounting standards require that we must, for any acquisitions that we make on or any time after January 1, 2009, (i) estimate our contingent consideration payments at the time of the acquisition and include such amount as part of the initial purchase price allocation, and (ii) any subsequent changes in this estimate will directly impact the consolidated statement of operations.

7. Income Taxes

        The evaluation of an uncertain tax position is a two-step process. The first step is a recognition process whereby the company determines whether it is more likely than not that a tax position will be

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

7. Income Taxes (Continued)

sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. The second step is a measurement process whereby a tax position that meets the more likely than not recognition threshold is calculated to determine the amount of benefit to recognize in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We recognized a $16,606 increase in the reserve related to uncertain tax positions, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings in conjunction with the adoption of a new accounting standard related to uncertain tax positions.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $1,170, $4,495 and $4,749 for gross interest and penalties for the years ended December 31, 2007, 2008 and 2009, respectively.

        We had $8,125 and $12,874 accrued for the payment of interest and penalties as of December 31, 2008 and 2009, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
See Below	United States
1999 to present	Canada
2004 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return. We utilized losses from years beginning in 1991, 1993 and 1997 in our federal income tax returns for our 2006, 2007, and 2008 tax years, respectively. The normal statute of limitations for state purposes is between three to five years.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2008 and 2009, we had approximately $84,566 and $88,155, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—January 1, 2007	$83,958
Gross additions based on tax positions related to the current year	8,885
Gross additions for tax positions of prior years	1,076
Gross reductions for tax positions of prior years	(5,872)
Lapses of statutes	(14,947)
Settlements	(192)

Gross tax contingencies—December 31, 2007	$72,908
Gross additions based on tax positions related to the current year	7,735
Gross additions for tax positions of prior years	11,862
Gross reductions for tax positions of prior years	(4,504)
Lapses of statutes	(3,435)

Gross tax contingencies—December 31, 2008	$84,566
Gross additions based on tax positions related to the current year	3,166
Gross additions for tax positions of prior years	5,693
Gross reductions for tax positions of prior years	(720)
Lapses of statutes	(4,460)
Settlements	(90)

Gross tax contingencies—December 31, 2009	$88,155

        The reversal of all of these reserves of $88,155 ($82,273 net of federal tax benefit) as of December 31, 2009 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that approximately $30,208 of our unrecognized tax positions may be recognized by the end of 2010 as a result of a lapse of statute of limitations and would affect the effective tax rate.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2008	2009
Deferred Tax Assets:
Accrued liabilities	$34,702	$38,919
Deferred rent	18,471	20,484
Net operating loss carryforwards	63,152	59,330
AMT, research and foreign tax credits	57,948	60,182
Valuation Allowance	(44,843)	(42,128)
Other	40,065	36,770

	169,495	173,557
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(256,690)	(269,452)
Plant and equipment, principally due to differences in depreciation	(298,824)	(333,248)

	(555,514)	(602,700)

Net deferred tax liability	$(386,019)	$(429,143)

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2025 of $38,617 ($13,516, tax effected) at December 31, 2009 to reduce future federal taxable income. We have an asset for state net operating losses of $16,104 (net of federal tax benefit), which begins to expire in 2010 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $29,710, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, we have federal research credits of $867 which begin to expire in 2010, and foreign tax credits of $59,315, which begin to expire in 2014 through 2019. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration.

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions	Deductions	Balance at End of the Year
2007	$27,274	$23,962	$—	$(7,832)	$43,404
2008	43,404	1,439	—	—	44,843
2009	44,843	808	3,517	(7,040)	42,128

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

7. Income Taxes (Continued)

non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $6,765, $5,112 and $5,532 for the years ended December 31, 2007, 2008 and 2009, respectively.

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

        The components of income (loss) before provision for income taxes are:

	2007	2008	2009
U.S.	$103,043	$315,122	$215,594
Canada	22,100	16,128	22,162
Foreign	97,881	(106,383)	95,077

	$223,024	$224,867	$332,833

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2007	2008	2009
Federal—current	$11,429	$19,266	$51,227
Federal—deferred	37,301	101,837	22,439
State—current	10,443	10,192	17,239
State—deferred	1,683	7,777	6,531
Foreign—current	3,325	4,357	12,338
Foreign—deferred	4,829	(505)	753

	$69,010	$142,924	$110,527

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision for income taxes for the years ended December 31, 2007, 2008 and 2009, respectively, is as follows:

	Year Ended December 31,
	2007	2008	2009
Computed "expected" tax provision	$78,058	$78,703	$116,492
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	1,844	14,520	15,451
Increase in valuation allowance	23,962	1,439	808
Foreign tax rate differential and tax law change	(38,917)	31,443	(22,232)
Subpart F Income	—	5,368	984
Other, net	4,063	11,451	(976)

	$69,010	$142,924	$110,527

        Our effective tax rates for the years ended December 31, 2007, 2008 and 2009 were 30.9%, 63.6% and 33.2%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject including foreign exchange gains and losses in different jurisdictions with different tax rates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2008
Total revenues	$749,384	$768,857	$784,338	$752,555
Operating income	106,330	123,886	136,345	125,969
Net income	34,074	35,738	11,252	879
Net income attributable to Iron Mountain Incorporated	33,482	35,886	11,314	1,355	(1)
Net income per share attributable to Iron Mountain Incorporated—basic	0.17	0.18	0.06	0.01
Net income per share attributable to Iron Mountain Incorporated—diluted	0.16	0.18	0.06	0.01
2009
Total revenues	$723,346	$746,028	$764,885	$779,336
Operating income	121,197	138,054	142,649	146,644
Net income	26,944	87,512	43,177	64,673
Net income attributable to Iron Mountain Incorporated	28,799	87,638	43,186	61,254	(2)
Net income per share attributable to Iron Mountain Incorporated—basic	0.14	0.43	0.21	0.30
Net income per share attributable to Iron Mountain Incorporated—diluted	0.14	0.43	0.21	0.30

(1)
The change in net income attributable to Iron Mountain Incorporated in the fourth quarter of 2008 compared to the third quarter of 2008 is primarily related to a reduction in operating income period-over-period.

(2)
The change in net income attributable to Iron Mountain Incorporated in the fourth quarter of 2009 compared to the third quarter of 2009 is primarily related to discrete tax benefits recorded in the fourth quarter compared to the third quarter of 2009 related to unrealized foreign exchange gains and losses in different jurisdictions at different tax rates.

9. Segment Information

        Beginning January 1, 2009, we changed the composition of our segments to not allocate certain corporate and centrally controlled costs, which primarily relate to executive and staff functions, including finance, human resources and information technology, as well as all stock-based compensation, which benefit the enterprise as a whole. These are now reflected as Corporate costs and are not allocated to our operating segments. Therefore, the presentation of all historical segment reporting has been changed to conform to our new management reporting.

        Corporate and our five operating segments are as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

9. Segment Information (Continued)

    master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders, which we refer to as the "Fulfillment" business

  •
  Worldwide Digital Business—information management services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party intellectual property escrow services that protect and manage source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K.)

  •
  Latin America—information management services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy and Data Protection

  •
  Asia Pacific—information management services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia and Sri Lanka, including Hard Copy and Data Protection

  •
  Corporate—consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
2007
Total Revenues	$1,890,068	$676,749	$163,218	$—	$2,730,035
Depreciation and Amortization	127,204	67,135	27,277	27,678	249,294
Depreciation	118,608	54,805	21,717	27,525	222,655
Amortization	8,596	12,330	5,560	153	26,639
Adjusted OIBDA	681,232	135,714	25,662	(144,068)	698,540
Total Assets(1)	4,056,801	1,691,856	435,117	124,147	6,307,921
Expenditures for Segment Assets	515,799	184,821	150,423	33,328	884,371
Capital Expenditures	219,794	112,948	20,372	33,328	386,442
Cash Paid for Acquisitions, Net of Cash acquired	287,863	63,612	130,051	—	481,526
Additions to Customer Relationship and Acquisition Costs	8,142	8,261	—	—	16,403
2008
Total Revenues	2,067,316	764,812	223,006	—	3,055,134
Depreciation and Amortization	145,260	78,800	32,511	34,167	290,738
Depreciation	134,320	64,220	22,094	33,985	254,619
Amortization	10,940	14,580	10,417	182	36,119
Adjusted OIBDA	768,523	138,432	41,782	(157,986)	790,751
Total Assets(1)	4,283,291	1,516,521	429,409	127,633	6,356,854
Expenditures for Segment Assets	225,361	172,321	32,069	27,784	457,535
Capital Expenditures	180,682	146,142	32,113	27,784	386,721
Cash Paid for Acquisitions, Net of Cash acquired	35,468	21,208	(44)	—	56,632
Additions to Customer Relationship and Acquisition Costs	9,211	4,971	—	—	14,182
2009
Total Revenues	2,101,526	682,684	229,385	—	3,013,595
Depreciation and Amortization	173,798	75,236	36,856	33,182	319,072
Depreciation	162,110	62,331	26,179	32,951	283,571
Amortization	11,688	12,905	10,677	231	35,501
Adjusted OIBDA	856,761	125,364	50,303	(164,406)	868,022
Total Assets(1)	4,576,155	1,723,659	413,974	133,046	6,846,834
Expenditures for Segment Assets	160,758	115,740	20,287	28,768	325,553
Capital Expenditures	153,247	110,459	20,287	28,768	312,761
Cash Paid for Acquisitions, Net of Cash acquired	256	1,777	—	—	2,033
Additions to Customer Relationship and Acquisition Costs	7,255	3,504	—	—	10,759

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

9. Segment Information (Continued)

amortization expenses, excluding (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment (the same as and previously referred to as Contribution). Internally, we use Adjusted OIBDA as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Adjusted OIBDA to income before provision for income taxes on a consolidated basis is as follows:

	Years Ended December 31,
	2007	2008	2009
Adjusted OIBDA	698,540	$790,751	$868,022
Less: Depreciation and Amortization	249,294	290,738	319,072
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(5,472)	7,483	406
Interest Expense, net	228,593	236,635	227,790
Other Expense (Income), net	3,101	31,028	(12,079)

Income before Provision for Income Taxes	$223,024	$224,867	$332,833

        Information as to our operations in different geographical areas is as follows:

	Years Ended December 31,
	2007	2008	2009
Revenues:
United States	$1,862,809	$2,074,881	$2,116,528
United Kingdom(1)	368,008	382,971	292,685
Canada	179,636	197,031	196,246
Other International	319,582	400,251	408,136

Total Revenues	$2,730,035	$3,055,134	$3,013,595

Long-lived Assets:
United States	$3,633,588	$3,728,501	$3,736,626
United Kingdom	723,128	596,631	617,141
Canada	432,789	355,878	425,838
Other International	696,020	699,452	855,804

Total Long-lived Assets	$5,485,525	$5,380,462	$5,635,409

(1)
Change from 2008 to 2009 is primarily due to a weakening of the British pound sterling against the U.S. dollar year-over-year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our revenues by product and service lines is as follows:

	Years Ended December 31,
	2007	2008	2009
Revenues:
Records Management(1)(2)	$1,954,233	$2,146,293	$2,155,684
Data Protection & Recovery(1)(3)	536,217	612,158	606,608
Information Destruction(1)(4)	239,585	296,683	251,303

Total Revenues	$2,730,035	$3,055,134	$3,013,595

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

(3)
Includes Physical Data Protection & Recovery Services, Online Computer and Server Backup and Intellectual Property Management.

(4)
Includes Physical Secure Shredding and Compliant Information Destruction.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of ten to fifteen years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases, primarily computers which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases were classified as capital leases upon renewal. The 2008 impact of this change on our consolidated balance sheet as of December 31, 2008 was an increase in property, plant and equipment and debt of $58,517 and had no impact on 2008 operating results. Operating results for 2009 accordingly have lower vehicle rent expense (a component of transportation costs within cost of sales), offset by an increased amount of combined depreciation and interest expense. Total rent expense (including common area maintenance charges) under all of our operating leases was $240,833, $280,360 (including $20,828 associated with vehicle leases which became capital leases in 2008) and $251,053 for the years ended

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

December 31, 2007, 2008 and 2009, respectively. Included in total rent expense was sublease income of $4,973, $5,341 and $4,324 for the years ended December 31, 2007, 2008 and 2009, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payment	Sublease Income	Capital Leases
2010	$231,210	$2,260	$44,500
2011	217,742	1,440	45,787
2012	206,972	1,292	42,385
2013	198,117	1,031	26,755
2014	186,887	765	19,314
Thereafter	1,980,796	2,098	132,197

Total minimum lease payments	$3,021,724	$8,886	$310,938

Less amounts representing interest			(117,200)

Present value of capital lease obligations			$193,738

In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $24,487, $10,045, $9,766, $514, $464 and $316 in 2010, 2011, 2012, 2013, 2014 and thereafter, respectively.

  b.
  Litigation

        We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, no material legal proceedings are pending to which we, or any of our properties, are subject, except as discussed below. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred.

  c.
  London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

liability in respect of the London fire and we have referred these claims to our primary warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. Many claims, including substantial claims, remain outstanding; others have been resolved pursuant to consent orders.

        We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition. We recorded approximately $12,927 to other (income) expense, net for the year ended December 31, 2007 related to recoveries associated with settlement of the business interruption portion of our insurance claim. Recoveries from the insurance carriers related to business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in investing activities section when received and amounted to $17,755 for the year ended December 31, 2007. We have received recoveries related to our property claim with our insurance carriers that exceed the carrying value of such assets. We have recorded a gain on the disposal of property, plant and equipment of $7,745 for the year ended December 31, 2007. Recoveries from the insurance carriers related to business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

  d.
  Pittsburgh Litigation

        In May, 2006 we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October, 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in the U.S. Federal District Court for Western Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we orally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contend that we breached this alleged oral agreement and seek to recover damages in the range of $6,500 to $53,500. The Pittsburgh Lawsuit is scheduled for trial in March, 2010. We dispute the plaintiffs' claims and contend that there was no such oral agreement. We have not recorded any loss reserve for this matter. We plan to defend against the alleged claims at trial. We are unable to estimate the final outcome of this matter.

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2007, 2008 and 2009, Schooner paid rent to us totaling $168, $152 and $177, respectively. We lease facilities from a trust of which one of our officers is the beneficiary. Our aggregate rental payment for such facilities during 2007, 2008 and 2009 was $1,048, $1,078 and $1,105, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2009
(In thousands, except share and per share data)

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $11,619, $14,883 and $15,277 for the years ended December 31, 2007, 2008 and 2009, respectively.

13. Subsequent Events

        In February, 2010, we acquired Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions, for approximately $112,000 in cash. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk, and lower their eDiscovery and storage costs.

        In February, 2010, IMI's board of directors approved a new share repurchase program authorizing up to $150,000 in repurchases of our common stock. This represents approximately 3% of IMI's outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February, 2010, IMI's board of directors adopted a dividend policy under which IMI intends to pay quarterly cash dividends on its common stock. The first quarterly dividend of $0.0625 per share will be payable on April 15, 2010 to shareholders of record on March 25, 2010. Declaration and payment of future quarterly dividends is at the discretion of IMI's board of directors.

        We have evaluated subsequent events through the date our financial statements were issued.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 26, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors and Executive Chairman	February 26, 2010

/s/ ROBERT T. BRENNAN Robert T. Brennan	President and Chief Executive Officer and Director	February 26, 2010

/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2010

/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	February 26, 2010

/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	February 26, 2010

/s/ KENT P. DAUTEN Kent P. Dauten	Director	February 26, 2010

/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	February 26, 2010

/s/ ARTHUR D. LITTLE Arthur D. Little	Director	February 26, 2010

/s/ MICHAEL LAMACH Michael Lamach	Director	February 26, 2010

/s/ VINCENT J. RYAN Vincent J. Ryan	Director	February 26, 2010

/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	February 26, 2010

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
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
3.2	Amended and Restated Bylaws of the Company (as adopted on March 5, 2009). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 9, 2009).
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
4.2
Senior Subordinated Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.3
First Supplemental Indenture, dated as of December 30, 2002, among the Company, the Guarantors named therein and The Bank of New York, as trustee relating to the 7 3/4% Senior Subordinated Notes due 2015. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
4.4
Second Supplemental Indenture, dated as of June 20, 2003, among the Company, the Guarantors named therein and The Bank of New York, as trustee relating to the 6 5/8% Senior Subordinated Notes due 2016. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2003).
4.5
Third Supplemental Indenture, dated as of July 17, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 8 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 20, 2006).

Exhibit	Item
4.6	Fourth Supplemental Indenture, dated as of October 16, 2006, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 8% Senior Subordinated Notes due 2018 and the 6 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated October 17, 2006).
4.7
Fifth Supplemental Indenture, dated as of January 19, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 6 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007).
4.8
Amendment No. 1 to Fifth Supplemental Indenture, dated as of February 23, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
4.9
Sixth Supplemental Indenture, dated as of March 15, 2007, by and among Iron Mountain Nova Scotia Funding Company, the Company and the other guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 7 1/2% Senior Subordinated Notes due 2017. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2007).
4.10
Registration Rights Agreement, dated as of March 15, 2007, between Iron Mountain Nova Scotia Funding Company, the Company and the other guarantors named therein and the Initial Purchasers named therein. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 23, 2007).
4.11
Seventh Supplemental Indenture, dated as of June 5, 2008, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 8% Senior Subordinated Notes due 2020. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 11, 2008).
4.12
Eighth Supplemental Indenture, dated as of August 10, 2009, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 8 3/8% Senior Subordinated Notes due 2021. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2009).
4.13
Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated February 1, 2000).
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.2
First Amendment to the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.3	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#)(Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).

Exhibit	Item
10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain/DE's Current Report on Form 8-K dated April 16, 1999).
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
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
10.31	2008 Categories of Criteria under the 2006 Senior Executive Incentive Plan. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 12, 2008).
10.32	Employment Agreement, dated as of August 11, 2008, by and between the Company and Robert Brennan. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008).
10.33	Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009).
10.34	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith).
10.35	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).

Exhibit	Item
10.36	Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.37
Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.38
Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).
10.39
Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, Iron Mountain Information Management, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.40
Unconditional Guaranty, dated as of May 22, 2001, from the Company, as Guarantor, to Iron Mountain Statutory Trust—2001, as Lessor. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.41
Subsidiary Guaranty, dated as of May 22, 2001, from certain subsidiaries of the Company as guarantors, for the benefit of Iron Mountain Statutory Trust—2001 and consented to by Bank of Nova Scotia. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.42
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
10.44
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
10.45
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

Exhibit	Item
10.46	Agreement of Resignation, Appointment and Acceptance, dated as of January 28, 2005, by and among the Company, The Bank of New York, as prior trustee, and The Bank of New York Trust Company, N.A., as successor trustee, relating to the Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2015 and 6 5/8% Senior Subordinated Notes due 2016, dated as of December 30, 2002. (Incorporated by reference to the Company's Current Report on Form 8-K dated July 11, 2006).
12	Statement re: Computation of Ratios. (Filed herewith).
21	Subsidiaries of the Company. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith).
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith).