Form 10-Q
period 2010-03-31
IRON MOUNTAIN INC
filed 2010-05-10
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

        Number of shares of the registrant's Common Stock at April 26, 2010: 203,297,514

IRON MOUNTAIN INCORPORATED

Index

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2009	March 31, 2010
	(As Adjusted— see note 2.a.)
ASSETS
Current Assets:
Cash and cash equivalents	$446,656	$325,422
Restricted cash	—	35,102
Accounts receivable (less allowances of $25,529 and $24,788, respectively)	585,376	582,599
Deferred income taxes	37,924	31,248
Prepaid expenses and other	141,469	115,952

Total Current Assets	1,211,425	1,090,323
Property, Plant and Equipment:
Property, plant and equipment	4,184,631	4,165,217
Less—Accumulated depreciation	(1,616,431)	(1,657,487)

Net Property, Plant and Equipment	2,568,200	2,507,730
Other Assets, net:
Goodwill	2,534,713	2,592,797
Customer relationships and acquisition costs	438,812	429,437
Deferred financing costs	35,206	34,013
Other	58,478	84,379

Total Other Assets, net	3,067,209	3,140,626

Total Assets	$6,846,834	$6,738,679

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$40,561	$37,803
Accounts payable	175,231	132,395
Accrued expenses	390,860	339,716
Deferred revenue	208,062	215,995

Total Current Liabilities	814,714	725,909
Long-term Debt, net of current portion	3,211,223	3,183,349
Other Long-term Liabilities	105,856	124,572
Deferred Rent	90,503	89,668
Deferred Income Taxes	467,067	463,241
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 203,546,757 shares and 203,431,849 shares, respectively)	2,035	2,034
Additional paid-in capital	1,298,657	1,299,778
Retained earnings	825,014	837,860
Accumulated other comprehensive items, net	27,661	8,183

Total Iron Mountain Incorporated Stockholders' Equity	2,153,367	2,147,855

Noncontrolling Interests	4,104	4,085

Total Equity	2,157,471	2,151,940

Total Liabilities and Equity	$6,846,834	$6,738,679

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Revenues:
Storage	$409,857	$435,248
Service	313,489	341,258

Total Revenues	723,346	776,506
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	316,980	325,232
Selling, general and administrative	210,393	233,852
Depreciation and amortization	76,280	85,784
Gain on disposal/writedown of property, plant and equipment, net	(1,504)	(1,053)

Total Operating Expenses	602,149	643,815
Operating Income	121,197	132,691
Interest Expense, Net (includes Interest Income of $789 and $422, respectively)	55,521	56,562
Other Expense, Net	7,155	8,819

Income Before Provision for Income Taxes	58,521	67,310
Provision for Income Taxes	31,577	41,471

Net Income	26,944	25,839
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1,855)	273

Net Income Attributable to Iron Mountain Incorporated	$28,799	$25,566

Earnings per Share—Basic and Diluted:
Net Income Attributable to Iron Mountain Incorporated per Share—Basic	$0.14	$0.13

Net Income Attributable to Iron Mountain Incorporated per Share—Diluted	$0.14	$0.12

Weighted Average Common Shares Outstanding—Basic	202,066	203,581

Weighted Average Common Shares Outstanding—Diluted	203,312	204,705

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008, as adjusted (see Note 2.a.)	$1,818,553	$—	201,931,332	$2,019	$1,250,064	$604,137	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $545	7,534	—	253,240	3	7,531	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(22,761)	(22,761)	—	—	—	—	(24,517)	1,756
Net income (loss)	26,944	26,944	—	—	—	28,799	—	(1,855)

Comprehensive Income		$4,183	—	—	—	—	—	—

Noncontrolling interests equity contributions	374		—	—	—	—	—	374
Noncontrolling interests dividends	(381)		—	—	—	—	—	(381)

Balance, March 31, 2009	$1,830,263		202,184,572	$2,022	$1,257,595	$632,936	$(65,732)	$3,442

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009, as adjusted (see Note 2.a.)	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $613	9,194	—	295,055	3	9,191	—	—	—
Stock options issued in connection with acquisition	2,682		—	—	2,682	—	—	—
Stock repurchases	(10,756)	—	(409,963)	(4)	(10,752)	—	—	—
Parent cash dividends declared ($0.0625 per share)	(12,720)	—	—	—	—	(12,720)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(19,558)	(19,558)	—	—	—	—	(19,478)	(80)
Net income	25,839	25,839	—	—	—	25,566	—	273

Comprehensive Income		$6,281	—	—	—	—	—	—

Noncontrolling interests dividends	(212)		—	—	—	—	—	(212)

Balance, March 31, 2010	$2,151,940		203,431,849	$2,034	$1,299,778	$837,860	$8,183	$4,085

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Net Income	$26,944	$25,839
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(22,761)	(19,558)

Total Other Comprehensive Loss	(22,761)	(19,558)

Comprehensive Income	4,183	6,281
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(99)	193

Comprehensive Income Attributable to Iron Mountain Incorporated	$4,282	$6,088

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2009	2010
Cash Flows from Operating Activities:
Net income	$26,944	$25,839
Adjustments to reconcile net income to cash flows from operating activities:
Depreciation	67,552	76,430
Amortization (includes deferred financing costs and bond discount of $1,240 and $1,321, respectively)	9,968	10,675
Stock-based compensation expense	4,259	4,727
Provision for deferred income taxes	16,058	(7,946)
Gain on disposal/writedown of property, plant and equipment, net	(1,504)	(1,053)
Foreign currency transactions and other, net	23,664	17,467
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(27,087)	7,976
Prepaid expenses and other current assets	(8,361)	(6,434)
Accounts payable	(12,486)	(15,693)
Accrued expenses, deferred revenue and other current liabilities	22,922	9,875
Other assets and long-term liabilities	5,563	9,304

Cash Flows from Operating Activities	127,492	131,167
Cash Flows from Investing Activities:
Capital expenditures	(71,921)	(81,948)
Cash paid for acquisitions, net of cash acquired	(1,432)	(118,340)
Additions to customer relationship and acquisition costs	(2,347)	(2,429)
Investment in restricted cash		(35,102)
Proceeds from sales of property and equipment and other, net	1,545	4,275

Cash Flows from Investing Activities	(74,155)	(233,544)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(61,889)	(19,001)
Proceeds from revolving credit and term loan facilities and other debt	2,209	7,118
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	345	(96)
Stock repurchases	—	(9,636)
Proceeds from exercise of stock options and employee stock purchase plan	2,680	3,850
Excess tax benefits from stock-based compensation	545	613
Payment of debt financing costs	—	(3)

Cash Flows from Financing Activities	(56,110)	(17,155)
Effect of Exchange Rates on Cash and Cash Equivalents	(3,766)	(1,702)

Decrease in Cash and Cash Equivalents	(6,539)	(121,234)
Cash and Cash Equivalents, Beginning of Period	278,370	446,656

Cash and Cash Equivalents, End of Period	$271,831	$325,422

Supplemental Information:
Cash Paid for Interest	$51,611	$73,712

Cash Paid for Income Taxes	$13,595	$9,210

Non-Cash Investing and Financing Activities:
Capital Leases	$13,665	$13,395

Accrued Capital Expenditures	$25,600	$29,202

Dividends Payable	$—	$12,720

Unsettled Purchases of Parent Common Stock	$—	$1,120

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

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2009 included in our Annual Report on Form 10-K filed on February 26, 2010.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock. This represented approximately 3% of our outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on March 25, 2010 in the aggregate amount of $12,720. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.

(2) Summary of Significant Accounting Policies

  a.
  Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12,225 as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4,082 recorded to other expense, net in the three months ended March 31, 2010 to recognize the immaterial differences arising in 2008 and 2009. Had the annual financial statements been revised, operating income and net income attributable to Iron Mountain Incorporated in calendar 2008 would have been decreased by $6,950 and $9,039, respectively, and operating income and net

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

income attributable to Iron Mountain Incorporated in calendar 2009 would have been increased by $3,714 and $4,957 (of which $1,104 and $3,783 would have been recognized in the three months ended March 31, 2009), respectively. In addition, revenue, operating income and net income attributable to Iron Mountain Incorporated for the three months ended March 31, 2010 would have increased by approximately $5,225, $3,500 and $5,534 had we not eliminated the 2-month reporting lag. There were no significant, infrequent or unusual items in the IME 2-month period ended December 31, 2009. All intercompany account balances have been eliminated.

  b.
  Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        We have restricted cash associated with our worker's compensation self-insurance program, which represents a collateral trust agreement with our insurance carrier. The restricted cash subject to this agreement was $35,102 as of March 31, 2010 and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

  c.
  Foreign Currency Translation

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. All assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. The total of such net loss amounted to $7,489 and $5,265 for the three months ended March 31, 2009 and 2010, respectively.

  d.
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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2009, and noted no impairment of goodwill. In

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

making this assessment, we rely on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of March 31, 2010, no factors were identified that would alter this assessment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2009 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. As of March 31, 2010, the carrying value of goodwill, net amounted to $1,725,737, $1,322, $432,215, $213,782, $130,011, $27,765 and $61,965 for North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify, Latin America and Asia Pacific, respectively.

        Our North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify and Latin America reporting units have fair values as of October 1, 2009 that significantly exceed their carrying values. Our Asia Pacific reporting unit had a fair value that exceeds its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2010 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2009	$1,720,446	$560,218	$254,049	$2,534,713
Non-deductible goodwill acquired during the year	—	—	89,744	89,744
Adjustments to purchase reserves	(265)	—	—	(265)
Fair value and other adjustments	74	—	—	74
Currency effects	6,804	(38,273)	—	(31,469)

Balance as of March 31, 2010	$1,727,059	$521,945	$343,793	$2,592,797

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at March 31, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$570,734	$(141,297)	$429,437
Core Technology(1)	76,152	(26,581)	49,571
Trademarks and Non-Compete Agreements(1)	7,523	(4,666)	2,857
Deferred Financing Costs	53,136	(19,123)	34,013

Total	$707,545	$(191,667)	$515,878

(1)
Included in other assets, net in the accompanying consolidated balance sheet.
  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock and shares issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the three months ended March 31, 2009 and 2010 was $4,259 ($3,465 after tax or $0.02 per basic and diluted share) and $4,727 ($3,700 after tax or $0.02 per basic and diluted share), respectively, for Employee Stock-Based Awards.

        The benefits associated with the tax deductions in excess of recognized compensation cost are reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $545 and $613 for the three months ended March 31, 2009 and 2010, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of March 31, 2010, ten-year vesting options represent 8.3% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average fair value of options granted for the three months ended March 31, 2009 and 2010 was $6.43 and $8.61 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumption	2009	2010
Expected volatility	31.6%	32.6%
Risk-free interest rate	2.09%	2.65%
Expected dividend yield	None	1%
Expected life of the option	6.4 years	6.4 years

        Expected volatility was calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Beginning in the first quarter of 2010, expected dividend yield was considered in the option pricing model as a result of our new dividend program. The expected life (estimated period of time outstanding) of the stock options granted was estimated using the historical exercise behavior of employees.

        A summary of option activity for the three months ended March 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,099,361	$24.06
Granted	277,527	25.78
Issued in Connection with Acquisitions	248,688	8.73
Exercised	(300,948)	13.32
Forfeited	(132,735)	27.62
Expired	(183,853)	27.43

Outstanding at March 31, 2010	12,008,040	$23.97	7.07	$45,347

Options exercisable at March 31, 2010	5,620,790	$21.43	6.46	$36,341

        The following table provides the aggregate intrinsic value of stock options exercised and the aggregate fair value of stock options vested for the three months ended March 31, 2009 and 2010:

	Three Months Ended March 31,
	2009	2010
Aggregate intrinsic value of stock options exercised	$2,527	$3,503
Aggregate fair value of stock options vested	6,822	6,198

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Restricted Stock

        Under our various stock option plans, we may also issue grants of restricted stock. We issued restricted stock in December 2007 and June 2009, which had a 5-year vesting period. The fair value of restricted stock is the excess of the market price of our common stock at the date of grant over the exercise price, which is zero. Included in our stock-based compensation expense for the three months ended March 31, 2009 and 2010 is a portion of the cost related to restricted stock granted in December 2007 and June 2009.

        A summary of restricted stock activity for the three months ended March 31, 2010 is as follows:

	Restricted Stock	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	2,276	$28.36
Granted	—	—
Vested	—	—
Forfeited	—	—

Non-vested at March 31, 2010	2,276	$28.36

        No shares vested during the three months ended March 31, 2009 and 2010.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two 6-month offering periods per year, the first of which begins June 1 and ends November 30 and the second begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 to increase the number of shares from 1,687,500 to 3,487,500. In the three months ended March 31, 2009 and 2010, there were no

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

offering periods which ended under the ESPP and no shares were issued. The number of shares available for purchase under the ESPP at March 31, 2010 was 811,701.

        As of March 31, 2010, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $55,614 and is expected to be recognized over a weighted-average period of 3.9 years.

        We generally issue shares for the exercises of stock options, issuance of restricted stock and issuance of shares under our ESPP from unissued reserved shares.

  f.
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

        The following table presents the calculation of basic and diluted net income per share attributable to Iron Mountain Incorporated:

	Three Months Ended March 31,
	2009	2010
Net income attributable to Iron Mountain Incorporated	$28,799	$25,566

Weighted-average shares—basic	202,066,000	203,581,000
Effect of dilutive potential stock options	1,245,503	1,124,283
Effect of dilutive potential restricted stock	—	90

Weighted-average shares—diluted	203,311,503	204,705,373

Net income per share attributable to Iron Mountain Incorporated—basic	$0.14	$0.13

Net income per share attributable to Iron Mountain Incorporated—diluted	$0.14	$0.12

Antidilutive stock options, excluded from the calculation	8,596,703	8,402,273

  g.
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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our annual 2009 and first quarter of 2010 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

  h.
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

  i.
  Income Taxes

        Our effective tax rates for the three months ended March 31, 2009 and 2010 were 54.0% and 61.6%, respectively. The primary reconciling items between the statutory rate of 35% and our overall

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2009 and 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which contributed 13.1% to the 2009 tax rate and 19.8% to the 2010 tax rate. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision for income taxes in the accompanying consolidated statements of operations. We recorded $1,250 and $1,172 for gross interest and penalties for the three months ended March 31, 2009 and 2010, respectively. We had $12,874 and $14,046 accrued for the payment of interest and penalties as of December 31, 2009 and March 31, 2010, respectively.

  j.
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value Measurements at March 31, 2010 Using
Description	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$133,127	$—		$133,127		$—
Time Deposits(1)	118,472	—		118,472		—
Trading Securities	9,326	8,350	(2)	976	(1)	—
Derivative Liabilities(3)	1,332	—		1,332		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative liabilities primarily relate to short-term (three months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2010.

        k.     New Accounting Pronouncements

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification™ (the "Codification") will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects such reporting entity's financial statements. The adoption of these Codification updates did not have a material impact on our consolidated financial statements and results of operations.

        In October 2009, the FASB issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the Codification apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative-selling-price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. Early adoption is permitted; however, we do not anticipate early adopting. We are currently evaluating the impact of these Codification updates to our consolidated financial statements and results of operations.

        In January 2010, the FASB issued amended guidance improving disclosures about fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The change in the Codification requires an entity, in determining the appropriate classes of assets and liabilities, to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (Level 1, 2 or 3). The Codification update is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis; however, we do not anticipate early adopting. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

        l.      Use of Estimates

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        m.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2009 and March 31, 2010, respectively.

        n.     Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended March 31,
	2009	2010
Foreign currency transaction losses (gains), net	$7,489	$5,265
Other, net	(334)	3,554

	$7,155	$8,819

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2009 and March 31, 2010, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of March 31, 2010, we had an outstanding forward contract to purchase 110,164 U.S. dollars and sell 73,600 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three months ended March 31, 2009 and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

2010, there was $15,022 and $10,952 in net cash receipts, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2009 and March 31, 2010 and their gains and losses for the three months ended March 31, 2009 and 2010:

	Asset Derivatives
	December 31, 2009		March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$4,115	Current assets	$—

Total		$4,115		$—

	Liability Derivatives
	December 31, 2009		March 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current liabilities	$—	Current liabilities	$1,332

Total		$—		$1,332

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2009	2010
Foreign exchange contracts	Other (income) expense, net	$(1,350)	$(5,504)

Total		$(1,350)	$(5,504)

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2009 and 2010, we designated 135,000 and 81,000 Euros, respectively, of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $12,001 ($7,321, net of tax) of foreign exchange gains for the three months ended March 31, 2009 and $6,861 ($4,288, net of tax) of foreign exchange gains for the three months ended March 31, 2010 related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

other comprehensive items, net included in equity. As of March 31, 2010, net gains of $7,647 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended March 31, 2010 are not presented due to the insignificant impact of the 2010 acquisitions on our consolidated results of operations.

        In February 2010, we acquired 100% of Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions, for approximately $112,000 in cash and approximately $2,700 in fair value of options issued. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk and lower their eDiscovery and storage costs. Goodwill associated with the Mimosa acquisition was allocated to the Worldwide Digital Business (excluding Stratify) reporting unit. We deposited $11,200 of the cash consideration payable in our acquisition of Mimosa into escrow to secure certain indemnification obligations of the former stockholders of Mimosa (the "Mimosa Stockholders") and to satisfy certain other obligations of the Mimosa Stockholders. On the 15-month anniversary of the closing of the acquisition, or May 16, 2011, amounts remaining in the escrow fund will be distributed to the Mimosa Stockholders, minus (i) $750 which shall continue to be held as security for certain types of claims and (ii) any amounts held for unresolved indemnification claims made by us. On the 24-month anniversary of the closing, or February 16, 2012, the balance of the escrow fund less any amounts held for unresolved claims will be distributed to the Mimosa Stockholders. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the Mimosa Stockholders and the subsequent completion of the analyses of the fair value of Mimosa's assets and liabilities and certain tax matters. The analyses include examination of the underlying books and tax records, completion of an appraisal of certain intangible assets and liabilities and a full assessment of legal and tax contingencies.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the consideration paid for acquisitions in 2010 and the allocation of the purchase price of the acquisitions is as follows:

Cash Paid (gross of cash acquired)(1)	$112,037
Fair Value of Options Issued	2,682

Total Consideration	114,719
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	6,569
Property, Plant and Equipment(2)	874
Customer Relationship Assets(3)	7,100
Core Technology (including In-Process Research and Development ("IPR & D")) (3)	25,400
Liabilities Assumed(4)	(14,968)

Total Fair Value of Identifiable Net Assets Acquired	24,975

Recorded Goodwill	$89,744

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the three months ended March 31, 2010 is contingent and other payments of $7,082, related to acquisitions made in previous years.

(2)
Consists primarily of leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets and core technology associated with acquisitions in 2010 were nine years each.

(4)
Consists primarily of accounts payable, accrued expenses, deferred revenue and deferred income taxes.

        Allocation of the purchase price for the 2010 acquisition was based on estimates of the fair value of net assets acquired, and is subject to adjustment. The purchase price allocations of the 2010 acquisition are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets and core technology), deferred revenue, sales and use tax and deferred income taxes (including taxes payable, tax reserves and valuation allowances). We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

        In connection with acquisitions prior to December 31, 2008, we have undertaken certain restructurings of the acquired businesses to realize efficiencies and potential cost savings. The restructuring activities included certain reductions in staffing levels, elimination of duplicate facilities and other costs associated with exiting certain activities of the acquired businesses. The estimated cost of these restructuring activities were recorded as costs of the acquisitions. Our acquisitions after January 1, 2009 will be accounted for under newly promulgated accounting guidance and all acquisition costs and restructuring activity has been charged to operations rather than being capitalized as part of the purchase price.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        The following is a summary of reserves related to such restructuring activities:

	Year Ended December 31, 2009	Three Months Ended March 31, 2010
Reserves, Beginning Balance	$8,555	$1,080
Expenditures	(6,356)	(287)
Adjustments to Goodwill, including Currency Effect(1)	(1,119)	(287)

Reserves, Ending Balance	$1,080	$506

(1)
Includes adjustments to goodwill as a result of management finalizing its restructuring plans.

        At March 31, 2010, the restructuring reserves related to acquisitions are expected to be substantially used prior to March 31, 2011.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2009		March 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$21,799	$21,799	$19,304	$19,304
Term Loan Facility(1)	400,300	400,300	399,275	399,275
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	238,920	236,531	227,235	227,235
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	435,856	433,411	435,628	435,287
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,035	313,200	317,159	318,592
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	166,810	165,142	172,235	173,527
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	207,750	200,000	209,500
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,749	48,464	49,756	48,686
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	363,166	343,562	341,635	343,893
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	305,250	300,000	305,250
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,002	567,188	548,045	569,250
Real Estate Mortgages, Capital Leases and Other(5)	210,147	210,147	210,880	210,880

Total Long-term Debt	3,251,784		3,221,152
Less Current Portion	(40,561)		(37,803)

Long-term Debt, Net of Current Portion	$3,211,223		$3,183,349

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2009 and March 31, 2010, respectively).

(2)
The fair values of these debt instruments is based on quoted market prices for these notes on December 31, 2009 and March 31, 2010, respectively.

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

        Our credit facility consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and a $410,000 term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2010, we had $19,304 of outstanding borrowings under the revolving credit facility, of which $2,430 was dominated in U.S. dollars and the remaining balance was denominated in Euro (EUR 1,800), Australian dollars (AUD 7,500) and in British pounds sterling (GBP 5,000); we also had various outstanding letters of credit totaling $2,557. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on March 31, 2010, was $743,139. The interest rate in effect under the revolving credit facility and term loan facility was 3.1% and 1.8%, respectively, as of March 31, 2010. For the three months ended March 31, 2009 and 2010, we recorded commitment fees of $482 and $567, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 as of both December 31, 2009 and March 31, 2010, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 4.0 as of December 31, 2009 and March 31, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2009 and March 31, 2010 and for the three months ended March 31, 2009 and 2010.

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

	December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$382,588	$3,906	$60,162	$—	$446,656
Accounts Receivable	—	387,670	36,776	160,930	—	585,376
Intercompany Receivable	1,047,805	—	8,886	—	(1,056,691)	—
Other Current Assets	4,216	118,780	10,367	46,030	—	179,393

Total Current Assets	1,052,021	889,038	59,935	267,122	(1,056,691)	1,211,425
Property, Plant and Equipment, Net	—	1,613,985	197,272	756,943	—	2,568,200
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,192,476	1,000	—	—	(2,193,476)	—
Investment in Subsidiaries	1,797,439	1,534,577	—	—	(3,332,016)	—
Goodwill	—	1,762,409	191,856	580,448	—	2,534,713
Other	32,837	300,582	12,210	187,324	(457)	532,496

Total Other Assets, Net	4,022,752	3,598,568	204,066	767,772	(5,525,949)	3,067,209

Total Assets	$5,074,773	$6,101,591	$461,273	$1,791,837	$(6,582,640)	$6,846,834

Liabilities and Equity
Intercompany Payable	$—	$999,182	$—	$57,509	$(1,056,691)	$—
Current Portion of Long-term Debt	4,639	25,024	2,170	8,728	—	40,561
Total Other Current Liabilities	62,987	480,557	31,664	198,945	—	774,153
Long-term Debt, Net of Current Portion	2,848,927	76,728	181,318	104,250	—	3,211,223
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,192,476	—	—	(2,193,476)	—
Other Long-term Liabilities	3,853	544,233	24,025	91,772	(457)	663,426
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,153,367	1,783,391	222,096	1,326,529	(3,332,016)	2,153,367
Noncontrolling Interests	—	—	—	4,104	—	4,104

Total Equity	2,153,367	1,783,391	222,096	1,330,633	(3,332,016)	2,157,471

Total Liabilities and Equity	$5,074,773	$6,101,591	$461,273	$1,791,837	$(6,582,640)	$6,846,834

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$2,118	$254,418	$11,992	$56,894	$—	$325,422
Restricted Cash	35,102	—	—	—	—	35,102
Accounts Receivable	—	383,361	38,513	160,725	—	582,599
Intercompany Receivable	1,048,001	—	5,940	—	(1,053,941)	—
Other Current Assets	101	77,984	12,952	56,163	—	147,200

Total Current Assets	1,085,322	715,763	69,397	273,782	(1,053,941)	1,090,323
Property, Plant and Equipment, Net	—	1,590,735	203,841	713,154	—	2,507,730
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,166,699	1,000	—	—	(2,167,699)	—
Investment in Subsidiaries	1,752,524	1,488,967	—	—	(3,241,491)	—
Goodwill	—	1,851,963	198,095	542,739	—	2,592,797
Other	31,694	328,369	12,356	177,060	(1,650)	547,829

Total Other Assets, Net	3,950,917	3,670,299	210,451	719,799	(5,410,840)	3,140,626

Total Assets	$5,036,239	$5,976,797	$483,689	$1,706,735	$(6,464,781)	$6,738,679

Liabilities and Equity
Intercompany Payable	$—	$988,206	$—	$65,735	$(1,053,941)	$—
Current Portion of Long-term Debt	4,681	21,406	2,404	9,312	—	37,803
Total Other Current Liabilities	64,218	437,161	33,395	153,332	—	688,106
Long-term Debt, Net of Current Portion	2,814,632	76,211	187,684	104,822	—	3,183,349
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,166,699	—	—	(2,167,699)	—
Other Long-term Liabilities	3,853	549,333	24,831	101,114	(1,650)	677,481
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,147,855	1,737,781	235,375	1,268,335	(3,241,491)	2,147,855
Noncontrolling Interests	—	—	—	4,085	—	4,085

Total Equity	2,147,855	1,737,781	235,375	1,272,420	(3,241,491)	2,151,940

Total Liabilities and Equity	$5,036,239	$5,976,797	$483,689	$1,706,735	$(6,464,781)	$6,738,679

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$306,937	$20,685	$82,235	$—	$409,857
Service	—	212,770	22,244	78,475	—	313,489

Total Revenues	—	519,707	42,929	160,710	—	723,346
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	213,511	18,906	84,563	—	316,980
Selling, General and Administrative	20	158,099	7,221	45,053	—	210,393
Depreciation and Amortization	46	54,887	3,378	17,969	—	76,280
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	303	(39)	(1,768)	—	(1,504)

Total Operating Expenses	66	426,800	29,466	145,817	—	602,149

Operating (Loss) Income	(66)	92,907	13,463	14,893	—	121,197
Interest Expense (Income), Net	49,778	(6,449)	9,884	2,308	—	55,521
Other (Income) Expense, Net	(16,358)	3,101	—	20,412	—	7,155

(Loss) Income Before Provision for Income Taxes	(33,486)	96,255	3,579	(7,827)	—	58,521
Provision for Income Taxes	—	29,538	1,295	744	—	31,577
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(62,285)	5,313	—	—	56,972	—

Net Income (Loss)	28,799	61,404	2,284	(8,571)	(56,972)	26,944
Less: Net Loss Attributable to Noncontrolling Interests	—	—	—	(1,855)	—	(1,855)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$28,799	$61,404	$2,284	$(6,716)	$(56,972)	$28,799

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$314,266	$26,901	$94,081	$—	$435,248
Service	—	222,911	28,219	90,128	—	341,258

Total Revenues	—	537,177	55,120	184,209	—	776,506
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	209,576	21,792	93,864	—	325,232
Selling, General and Administrative	27	171,186	8,793	53,846	—	233,852
Depreciation and Amortization	56	59,530	4,595	21,603	—	85,784
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,085)	(26)	58	—	(1,053)

Total Operating Expenses	83	439,207	35,154	169,371	—	643,815

Operating (Loss) Income	(83)	97,970	19,966	14,838	—	132,691
Interest Expense (Income), Net	49,990	(7,997)	11,075	3,494	—	56,562
Other (Income) Expense, Net	(32,682)	25	2	41,474	—	8,819

(Loss) Income Before Provision for Income Taxes	(17,391)	105,942	8,889	(30,130)	—	67,310
Provision for Income Taxes	—	37,248	2,984	1,239	—	41,471
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(42,957)	26,597	—	—	16,360	—

Net Income (Loss)	25,566	42,097	5,905	(31,369)	(16,360)	25,839
Less: Net Income Attributable to Noncontrolling Interests	—	—	—	273	—	273

Net Income (Loss) Attributable to Iron Mountain Incorporated	$25,566	$42,097	$5,905	$(31,642)	$(16,360)	$25,566

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(52,995)	$140,022	$9,008	$35,132	$—	$131,167
Cash Flows from Investing Activities:
Capital expenditures	—	(43,658)	(3,564)	(34,726)	—	(81,948)
Cash paid for acquisitions, net of cash acquired	—	(113,228)	—	(5,112)	—	(118,340)
Intercompany loans to subsidiaries	103,144	(3,308)	—	—	(99,836)	—
Investment in subsidiaries	(6,773)	(6,773)	—	—	13,546	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(1,329)	(213)	(887)	—	(2,429)
Proceeds from sales of property and equipment and other, net	—	4,306	5	(36)	—	4,275

Cash Flows from Investing Activities	61,269	(163,990)	(3,772)	(40,761)	(86,290)	(233,544)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,025)	(8,571)	(618)	(8,787)	—	(19,001)
Proceeds from revolving credit and term loan facilities and other debt	42	(42)	—	7,118	—	7,118
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(96)	—	(96)
Intercompany loans from parent	—	(102,362)	3,165	(639)	99,836	—
Equity contribution from parent	—	6,773	—	6,773	(13,546)	—
Stock repurchases	(9,636)	—	—	—	—	(9,636)
Proceeds from exercise of stock options and employee stock purchase plan	3,850	—	—	—	—	3,850
Excess tax benefits from stock-based compensation	613	—	—	—	—	613
Payment of debt financing costs	—	—	—	(3)	—	(3)

Cash Flows from Financing Activities	(6,156)	(104,202)	2,547	4,366	86,290	(17,155)
Effect of exchange rates on cash and cash equivalents	—	—	303	(2,005)	—	(1,702)

Increase (Decrease) in cash and cash equivalents	2,118	(128,170)	8,086	(3,268)	—	(121,234)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$2,118	$254,418	$11,992	$56,894	$—	$325,422

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

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K.).

  •
  Latin America—information management services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy and Data Protection.

  •
  Asia Pacific—information management services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR, China, Indonesia and Sri Lanka, including Hard Copy and Data Protection.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended March 31, 2009
Total Revenues	$511,531	$156,673	$55,142	$—	$723,346
Depreciation and Amortization	41,577	17,647	8,802	8,254	76,280
Depreciation	38,655	14,500	6,189	8,208	67,552
Amortization	2,922	3,147	2,613	46	8,728
Adjusted OIBDA	194,890	29,160	10,193	(38,270)	195,973
Total Assets(1)	4,277,176	1,426,847	428,950	111,591	6,244,564
Expenditures for Segment Assets	40,276	23,979	5,154	6,291	75,700
Capital Expenditures	38,279	22,202	5,149	6,291	71,921
Cash Paid for Acquisitions, Net of Cash acquired	165	1,262	5	—	1,432
Additions to Customer Relationship and Acquisition Costs	1,832	515	—	—	2,347
Three Months Ended March 31, 2010
Total Revenues	540,486	179,433	56,587	—	776,506
Depreciation and Amortization	45,531	21,226	9,810	9,217	85,784
Depreciation	42,672	17,738	6,859	9,161	76,430
Amortization	2,859	3,488	2,951	56	9,354
Adjusted OIBDA	221,814	34,116	7,101	(45,609)	217,422
Total Assets(1)	4,419,865	1,633,843	525,717	159,254	6,738,679
Expenditures for Segment Assets	36,624	40,598	114,762	10,733	202,717
Capital Expenditures	33,112	34,599	3,504	10,733	81,948
Cash Paid for Acquisitions, Net of Cash acquired	1,970	5,112	111,258	—	118,340
Additions to Customer Relationship and Acquisition Costs	1,542	887	—	—	2,429

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA, previously referred to as Contribution, for each segment is defined as operating income before depreciation and amortization expenses, excluding (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of and allocating resources to our operating segments.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2009	2010
Adjusted OIBDA	$195,973	$217,422
Less: Depreciation and Amortization	76,280	85,784
Gain on Disposal/Writedown of Property, Plant and Equipment, Net	(1,504)	(1,053)
Interest Expense, net	55,521	56,562
Other Expense, net	7,155	8,819

Income before Provision for Income Taxes	$58,521	$67,310

(8) Commitments and Contingencies

a.
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

b.
Pittsburgh Litigation

        In May, 2006 we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in the U.S. Federal District Court for the Western District of Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we verbally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contend that we breached this alleged verbal agreement and seek to recover damages in the range of $6,500 to $53,500. We dispute the plaintiffs' claims and contend that there was no such verbal agreement. A bench trial occurred in the case in March 2010. We do not expect the judge to issue a decision in the matter for several months. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

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

d.
Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact to our consolidated results of operations or financial condition.

        As of March 31, 2010, we have $6,488 recorded as an insurance receivable included in prepaid expenses and other in the accompanying consolidated balance sheet. This receivable is comprised primarily of the net book value of the property, plant and equipment associated with the damaged portions of these facilities and recoverable cost claims. We expect to settle our insurance claims within the next 12 months and have, therefore, classified the insurance receivable as a current asset.

        Subsequent to March 31, 2010, we received payments from our insurance carrier of approximately $10,000. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the accompanying consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. Proceeds from our business interruption

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

(9) Subsequent Events

        We have evaluated subsequent events through the date our financial statements were issued.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2010 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2010, included herein, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K dated February 26, 2010.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investments, objectives, plans and current expectations, including our intent to repurchase shares and to pay dividends, our financial ability and sources to fund the repurchase program and dividend policy, and the amounts of such repurchases and dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (7) the impact of alternative, more attractive investments on dividends or stock repurchases; (8) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (9) the cost or potential liabilities associated with real estate necessary for our business; (10) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (11) changes in the political and economic environments in the countries in which our international subsidiaries operate; (12) claims that our technology violates the intellectual property rights of a third party; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K dated February 26, 2010. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

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

Reconciliation of Adjusted OIBDA to Operating Income and Net Income (in thousands):

	Three Months Ended March 31,
	2009	2010
Adjusted OIBDA	$195,973	$217,422
Less: Depreciation and Amortization	76,280	85,784
Gain on disposal/writedown of property, plant and equipment, net	(1,504)	(1,053)

Operating Income	121,197	132,691
Less: Interest Expense, Net	55,521	56,562
Other Expense, Net	7,155	8,819
Provision for Income Taxes	31,577	41,471
Net (Loss) Income Attributable to Noncontrolling interests	(1,855)	273

Net Income Attributable to Iron Mountain Incorporated	$28,799	$25,566

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes included in our Annual Report on Form 10-K, as filed with the SEC on February 26, 2010. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2009.

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12.2 million as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4.1 million recorded to other expense, net in the three months ended March 31, 2010 to recognize the immaterial differences arising in 2008 and 2009.

Recent Accounting Pronouncements

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification™ (the "Codification") will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects such reporting entity's financial statements. The adoption of these Codification updates did not have a material impact on our consolidated financial statements and results of operations.

        In October 2009, the FASB issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the Codification apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative-selling-price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. Early adoption is permitted; however, we do not anticipate early adopting. We are currently evaluating the impact of these Codification updates to our consolidated financial statements and results of operations.

        In January 2010, the FASB issued amended guidance improving disclosures about fair value measurements to add new requirements for disclosures about transfers into and out of Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. The new guidance also clarifies existing fair value disclosures about the level of disaggregation and about inputs and valuation techniques used to measure fair value. The change in the Codification requires an entity, in determining the appropriate classes of assets and liabilities, to consider the nature and risks of the assets and liabilities as well as their placement in the fair value hierarchy (Level 1, 2 or 3). The Codification update is effective for the first reporting period, including interim periods, beginning after December 15, 2009, except for the requirement to provide the Level 3 activity of purchases, sales, issuances, and settlements on a gross basis, which will be effective for fiscal years beginning after December 15, 2010. In the period of initial adoption, entities will not be required to provide the amended disclosures for any previous periods presented for comparative purposes. However, those disclosures are required for periods ending after initial adoption. Early adoption is permitted for the requirement to provide the Level 3 activity of purchases, sales, issuances and settlements on a gross basis; however, we do not anticipate early adopting. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2010 within each section.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. In 2009, we saw decreases in both revenues and expenses as a result of the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2009 results at the 2010 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2009*	2010
British pound sterling	$1.492	$1.560	4.6%
Canadian dollar	$0.805	$0.961	19.4%
Euro	$1.318	$1.384	5.0%

*
Corresponding to the appropriate periods based on the operating subsidiaries of IME fiscal year ended October 31.

Results of Operations

        Comparison of Three Months Ended March 31, 2010 to Three Months Ended March 31, 2009 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$723,346	$776,506	$53,160	7.3%
Operating Expenses	602,149	643,815	41,666	6.9%

Operating Income	121,197	132,691	11,494	9.5%
Other Expenses, Net	94,253	106,852	12,599	13.4%

Net Income	26,944	25,839	(1,105)	(4.1)%
Net (Loss) Income Attributable to the Noncontrolling Interests	(1,855)	273	2,128	114.7%

Net Income Attributable to Iron Mountain Incorporated	$28,799	$25,566	$(3,233)	(11.2)%

Adjusted OIBDA(1)	$195,973	$217,422	$21,449	10.9%

Adjusted OIBDA Margin(1)	27.1%	28.0%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$409,857	$435,248	$25,391	6.2%	3.6%	4%
Core Service	229,485	238,799	9,314	4.1%	0.5%	0%

Total Core Revenue	639,342	674,047	34,705	5.4%	2.5%	2%
Complementary Services	84,004	102,459	18,455	22.0%	18.7%	17%

Total Revenue	$723,346	$776,506	$53,160	7.3%	4.3%	4%

(1)
Constant currency growth rates are calculated by translating the 2009 results at the 2010 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $25.4 million, or 6.2%, to $435.2 million for the three months ended March 31, 2010, from $409.9 million for the three months ended March 31, 2009. The increase is attributable to internal revenue growth of 4%. Gains were moderated by economic effects which have constrained storage volume growth in recent quarters. Foreign currency exchange rate fluctuations added approximately 3% to our storage revenue growth rate. Current economic factors have led to a moderation in our storage growth rate, as a result of lower pricing and longer new sales cycles in our digital business and lower new sales and higher destruction rates in our physical business.

        Consolidated service revenues consisting of core service and complementary services increased $27.8 million, or 8.9%, to $341.3 million for the three months ended March 31, 2010, from $313.5 million for the three months ended March 31, 2009. Service revenue internal growth was 5% as complementary service revenue internal growth of 17% was offset by core revenue internal growth of less than 1% in the three months ended March 31, 2010. Complementary service revenues increased on a year-over-year basis primarily due to $12.1 million more revenue from the sale of recycled paper revenues resulting from higher recycled paper pricing in the first quarter of 2010 compared to the first quarter of 2009. Core service revenue growth was constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage and by severe weather in several North American markets. Favorable foreign currency exchange rate fluctuations for the first three months of 2010 compared to the same period in 2009 increased reported service revenues by 4%.

        For the reasons stated above, our consolidated revenues increased $53.2 million, or 7.3%, to $776.5 million for the three months ended March 31, 2010, from $723.3 million for the three months ended March 31, 2009. Internal revenue growth was 4% for the three months ended March 31, 2010. We calculate internal revenue growth in local currency for our international operations. For the three months ended March 31, 2010, foreign currency exchange rate fluctuations positively impacted our reported revenues by 3%, primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2008			2009				2010
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	8%	8%	8%	7%	6%	7%	5%	4%
Service Revenue	9%	9%	5%	0%	1%	(4)%	0%	5%
Total Revenue	9%	8%	7%	4%	4%	2%	3%	4%

        During the past eight quarters our storage internal growth rate has ranged between 4% and 8%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. We expect our consolidated internal revenue growth for 2010 to be between 4% and 6%. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) a large public sector contract in Europe that was completed in the third quarter of 2008; (3) declines in commodity prices for recycled paper and fuel, beginning in the fourth quarter of 2008, and improving through the end of 2009 and into the first quarter of 2010; (4) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in the fourth quarter of 2008; and (5) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended March 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$154,611	$156,838	$2,227	1.4%	(1.9)%	21.4%	20.2%	(1.2)%
Facilities	104,633	107,449	2,816	2.7%	(0.2)%	14.5%	13.8%	(0.7)%
Transportation	28,099	26,274	(1,825)	(6.5)%	(8.3)%	3.9%	3.4%	(0.5)%
Product Cost of Sales and Other	29,637	34,671	5,034	17.0%	10.1%	4.1%	4.5%	0.4%

	$316,980	$325,232	$8,252	2.6%	(0.7)%	43.8%	41.9%	(1.9)%

Labor

        Labor expense decreased in constant currency terms during the three months ended March 31, 2010 primarily due to productivity gains in our North American Physical Business.

Facilities

        Facilities costs increased in dollar terms but decreased in constant currency terms during the three months ended March 31, 2010. The largest component of our facilities cost is rent expense, which increased by $3.0 million for the first three months of 2010 over the first three months of 2009, but remained flat at 12.2% of consolidated storage revenues for both the three months ended March 31, 2009 and 2010. Other facilities costs were flat in dollar terms for the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to increased property taxes and insurance of $2.2 million and common area charges of $0.4 million, being offset by decreases in utilities and other facility costs of $2.8 million.

Transportation

        Transportation expenses decreased during the three months ended March 31, 2010 as compared to 2009. A decrease of $1.3 million in vehicle lease expense, due to the capitalization of leased vehicles upon renewal, and a $0.9 million decrease in courier and other route costs, reflecting the benefit of productivity gains from ongoing transportation improvement initiatives were partially offset by higher fuel costs of $0.7 million.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the three months ending March 31, 2010, product cost of sales and other increased by $5.0 million as compared to the prior year on an actual basis and increased $3.2 million on a constant currency basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended March 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$109,487	$124,480	$14,993	13.7%	10.9%	15.1%	16.0%	0.9%
Sales, Marketing & Account Management	61,830	65,091	3,261	5.3%	2.7%	8.5%	8.4%	(0.1)%
Information Technology	35,663	39,684	4,021	11.3%	9.9%	4.9%	5.1%	0.2%
Bad Debt Expense	3,413	4,597	1,184	34.7%	29.9%	0.5%	0.6%	0.1%

	$210,393	$233,852	$23,459	11.2%	8.6%	29.1%	30.1%	1.0%

General and Administrative

        General and administrative expenses increased during the three months ended March 31, 2010. These increases are attributed to compensation expense, including medical and other benefits, increasing by $8.7 million in the three months ended March 31, 2010, as a result of merit increases and increased headcount. In addition, legal costs and professional fees (related to project and cost saving initiatives) increased $4.9 million in the three months ended March 31, 2010, and discretionary spending increased by $1.5 million in the three months ended March 31, 2010, for items including recruiting and relocations, training and equipment leases.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses increased during the three months ended March 31, 2010. The increase of 5.3% in the three months ended March 31, 2010 is primarily related to increased compensation of $3.9 million, as a result of merit increases, partially offset by a decline in commission expense of $2.1 million, and increased discretionary spending of $1.5 million associated with various marketing programs and initiatives.

Information Technology

        Information technology expenses increased 11.3% during the three months ended March 31, 2010 due to increased compensation of $1.6 million and increased professional fees of $1.4 million, in addition to a $1.0 million increase in other spending, which includes such items as data communication and recruiting costs.

Bad Debt Expense

        Consolidated bad debt expense increased $1.2 million to $4.6 million (0.6% of consolidated revenues) for the three months ended March 31, 2010 from $3.4 million (0.5% of consolidated revenues) for the three months ended March 31, 2009. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. The increase in bad debt expense in 2010 from 2009 is attributable to the worsening economic climate. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $8.9 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Amortization expense increased $0.6 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.1 million for the three months ended March 31, 2010, consisted primarily of a gain on the disposition of certain owned equipment of $2.1 million in North America, partially offset by impairment losses related to certain owned facilities in North America.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.5 million for the three months ended March 31, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset slightly by write-offs of certain fixed assets in North America.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $11.5 million, or 9.5%, to $132.7 million (17.1% of consolidated revenues) for the three months ended March 31, 2010 from $121.2 million (16.8% of consolidated revenues) for the three months ended March 31, 2009. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $21.4 million, or 10.9%, to $217.4 million (28.0% of consolidated revenues) for the three months ended March 31, 2010 from $196.0 million (27.1% of consolidated revenues) for the three months ended March 31, 2009.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $1.0 million to $56.6 million (7.3% of consolidated revenues) for the three months ended March 31, 2010 from $55.5 million (7.7% of consolidated revenues) for the three months ended March 31, 2009 primarily due to an increase in year-over-year borrowings. Our weighted average interest rate was 6.9% as of both March 31, 2009 and 2010.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2009	2010
Foreign currency transaction losses, net	$7,489	$5,265	$(2,224)
Other, net	(334)	3,554	3,888

	$7,155	$8,819	$1,664

        Net foreign currency transaction losses of $5.3 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, certain Latin American currencies and the Euro against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by gains as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds held by IMI.

        Net foreign currency transaction losses of $7.5 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2009. Losses resulted primarily from changes in the exchange rate of the Euro, Russian Ruble and British pound sterling against the U.S. dollar compared to December 31, 2008, as these currencies related to our intercompany balances with and between our European subsidiaries, offset by gains as a result of British pound sterling and Euro denominated debt, as well as British pound sterling for U.S. dollar foreign currency swaps, held by IMI.

        The charge of $4.1 million included in other, net in the three months ended March 31, 2010 consists of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME has operated with an October 31 fiscal year-end. Therefore, IME's financial results have historically been consolidated with IMI's results with a 2-month lag. In order to better align our European processes with the enterprise, the IME fiscal year-end was changed to December 31 to match our fiscal year-end. The $4.1 million charge represents the net impact of this change for the two years ended December 31, 2009.

Provision for Income Taxes

        Our effective tax rate for the three months ended March 31, 2009 was 54.0%. Our effective tax rate for the three months ended March 31, 2010 was 61.6%. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2009 and 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which contributed 13.1% to the first quarter of 2009 tax rate and 19.8% to the first quarter of 2010 tax rate. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the three months ended March 31, 2010 decreased $1.1 million, or 4.1%, to $25.8 million (3.3% of consolidated revenues) from net income of $26.9 million (3.7% of consolidated revenues) for the three months ended March 31, 2009. The increase in operating income noted above, offset by the foreign currency exchange rate impacts and the impact of the change in IME's fiscal year-end included in other income (expense), net and the impact of our tax rate for the first three months of 2010, contributed to the decrease in net income. Net loss attributable to noncontrolling interests was $1.9 million for the three months ended March 31, 2009, and resulted in a benefit to net income attributable to Iron Mountain Incorporated.

For the three months ended March 31, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.3 million. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Corporate and our operating segments are discussed below. Our reportable operating segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 7 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"). Our International Physical Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction (in the U.K., Australia and New Zealand). Our Worldwide Digital Business offers information management services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party intellectual property escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs primarily relate to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$511,531	$540,486	$28,955	5.7%	3.9%	4%

Segment Adjusted OIBDA(1)	$194,890	$221,814	$26,924	13.8%	12.1%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	38.1%	41.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the three months ended March 31, 2010, revenue in our North American Physical Business segment increased 5.7% over the three months ended March 31, 2009, primarily due to internal growth of 4%. Internal growth was due to storage internal growth of 4% related to increased Hard Copy and Data Protection revenues and service internal growth of 4%. Current economic factors have led to a moderation in our storage growth rate, as a result of lower new sales and higher destruction rates in our physical business. Core service revenue growth was also constrained by current economic trends and pressures on activity-based services revenues related to the handling and transportation of items in storage and by severe weather in several North American markets. Our core services business yielded negative internal growth of 3%, which was more than offset by complementary services revenues internal growth of 26%, due primarily to higher recycled paper prices. Additionally, favorable foreign currency fluctuations related to Canada resulted in increased 2010 revenue, as measured in U.S. dollars, of 2%. Adjusted OIBDA as a percentage of segment revenue increased in 2010 due mainly to productivity gains, pricing actions, disciplined cost management, partially offset by a $2.7 million increase in professional fees (related to project and cost savings initiatives).

International Physical Business

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$156,673	$179,433	$22,760	14.5%	6.3%	6%

Segment Adjusted OIBDA(1)	$29,160	$34,116	$4,956	17.0%	9.1%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.6%	19.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        Revenue in our International Physical Business segment increased 14.5% during the three months ended March 31, 2010 over the same period last year due to foreign currency fluctuations in 2010, primarily in Europe, which resulted in increased 2010 revenue, as measured in U.S. dollars, compared to 2009 of approximately 8%. Total internal revenue growth for the segment was 6%, supported by solid 7% storage internal growth and strong core services internal growth of 9%. These gains were offset slightly by the 2% reduction in complementary revenue internal growth. Adjusted OIBDA as a percentage of segment revenue increased in the first three months of 2010 primarily due to productivity gains, pricing actions and disciplined cost management, partially offset by increased compensation expense related to investments in business support functions during 2009 and 2010.

Worldwide Digital Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$55,142	$56,587	$1,445	2.6%	2.0%	(1)%

Segment Adjusted OIBDA(1)	$10,193	$7,101	$(3,092)	(30.3)%	(31.1)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.5%	12.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the three months ended March 31, 2010, revenue in our Worldwide Digital Business segment increased 2.6% over the same period in 2009. Mimosa Systems, Inc. ("Mimosa"), which we acquired in February 2010, contributed $1.9 million, or a 3.4% increase in revenue. This increase was offset by lower pricing and longer new sales cycles in our digital business. In the three months ended March 31, 2010, Adjusted OIBDA in the Worldwide Digital Business segment decreased compared to the same period in 2009 due to the impact of revenue mix and increased costs associated with the integration of Mimosa.

Corporate

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2009	2010
Segment Adjusted OIBDA(1)	$(38,270)	$(45,609)	$(7,339)	(19.2)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.3)%	(5.9)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income before provision for income taxes.

        During the three months ended March 31, 2010, expenses in the Corporate segment increased 19.2% over the three months ended March 31, 2009. This increase is primarily driven by higher professional fees of $3.4 million related to productivity and cost saving initiatives, an insurance deductible of $1.8 million associated with the recent Chilean earthquake and increased other expenses including marketing, recruiting and telephone and, to a lesser extent, increased compensation reflecting merit increases, higher benefit cost and stock-based compensation.

Liquidity and Capital Resources

        The following is a summary (in thousands) of our cash balances and cash flows as of and for the three months ended March 31,

	2009	2010
Cash flows from operating activities	$127,492	$131,167
Cash flows from investing activities	(74,155)	(233,544)
Cash flows from financing activities	(56,110)	(17,155)
Cash and cash equivalents at the end of period	271,831	325,422

        Net cash provided by operating activities was $131.2 million for the three months ended March 31, 2010 compared to $127.5 million for the three months ended March 31, 2009. The 2.9% increase resulted primarily from a decrease in net income, excluding non-cash charges of $12.7 million and a decrease in realized foreign exchange gains of $8.2 million, offset by a decrease in the use of working capital of $24.5 million over the same period last year.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the three months ended March 31, 2010 amounted to $81.9 million, $118.3 million and $2.4 million, respectively. For the three months ended March 31, 2010, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $290 million in the year ending December 31, 2010. Included in our estimated capital expenditures for 2010 is approximately $20 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $17.2 million for the three months ended March 31, 2010. During the three months ended March 31, 2010, we had gross borrowings under our revolving credit and term loan facilities and other debt of $7.1 million, $3.9 million of proceeds from the exercise of stock options and employee stock purchase plan and $0.6 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay $19.0 million on our revolving credit and term loans and other debt and $9.6 million to repurchase our common stock.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock. This represented approximately 3% of our outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on March 25, 2010 of $12.7 million and is accrued in the accompanying consolidated balance sheet at March 31, 2010. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. If we continue the $0.0625 per share quarterly dividend we anticipate that the 2010 annual dividend payout will be approximately $50 million based on our total outstanding shares as of February 19, 2010 (of which the fourth quarter 2010 payment would not be paid until January, 2011, if declared).

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first three months of 2010:

	2010
	Shares	Amount
		(In thousands)
Prior year authorization as of January 1,		$—
Authorizations		150,000
Repurchases paid	(369,150)	(9,636)
Repurchases unsettled	(40,813)	(1,120)

Authorization remaining as of March 31,		$139,244

        Financial instruments that potentially subject us to market risk consist principally of cash, money market funds and time deposits. As of March 31, 2010, we had significant concentrations of liquid investments with five global banks and six "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of March 31, 2010, our cash and cash equivalent and restricted cash balance was $360.5 million, including money market funds and time deposits amounting to $251.6 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2010 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$19,304
Term Loan Facility(1)	399,275
7 1/4% GBP Senior Subordinated Notes due 2014(2)	227,235
7 3/4% Senior Subordinated Notes due 2015(2)	435,628
6 5/8% Senior Subordinated Notes due 2016(2)	317,159
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	172,235
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,756
6 3/4% Euro Senior Subordinated Notes due 2018(2)	341,635
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,045
Real Estate Mortgages, Capital Leases and Other	210,880

Total Long-term Debt	3,221,152
Less Current Portion	(37,803)

Long-term Debt, Net of Current Portion	$3,183,349

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

        Our credit facility consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2010, we had $19.3 million of outstanding borrowings under the revolving credit facility, of which $2.4 million was denominated in U.S. dollars and the remaining balance was denominated in Euro (EUR 1.8 million), Australian dollars (AUD 7.5 million) and in British pound sterling (GBP 5.0 million); we also had various outstanding letters of credit totaling $2.6 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on March 31, 2010, was $743.1 million. The interest rate in effect under the revolving credit facility and term loan facility was 3.1% and 1.8%, respectively, as of March 31, 2010.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA-based calculations as primary measure of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 as of both December 31, 2009 and March 31, 2010, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 4.0 as of December 31, 2009 and March 31, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of March 31, 2010 and we do not expect the debt covenants and restrictions to limit our recently approved share repurchase program or dividends under our dividend policy as more fully discussed above.

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

        In February 2010, we acquired 100% of Mimosa, a leader in enterprise-class digital content archiving solutions, for approximately $112 million in cash. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements our existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk, and lower their eDiscovery and storage costs.

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact to our consolidated results of operations or financial condition.

        As of March 31, 2010, we have $6.5 million recorded as an insurance receivable included in prepaid expenses and other in the accompanying consolidated balance sheet. This receivable is comprised primarily of the net book value of the property, plant and equipment associated with the damaged portions of these facilities and recoverable cost claims. We expect to settle our insurance claims within the next 12 months and have, therefore, classified the insurance receivable as a current asset.

        Subsequent to March 31, 2010, we received payments from our insurance carrier of approximately $10.0 million. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the accompanying consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the remaining carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement and other financings, which may include secured credit facilities, securitizations and mortgage or capital lease financings. We expect to meet our long-term cash flow requirements using the same means described above, as well as the potential issuance of debt or equity securities as we deem appropriate. See Notes 3, 5, and 8 to Notes to Consolidated Financial Statements.

Net Operating Losses, Research Credits and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2019 through 2029 of $101.6 million ($35.5 million, tax effected), subject to a valuation allowance of approximately 41% at March 31, 2010, to reduce future federal taxable income. We have an asset for state net operating losses of $19.7 million (net of federal tax benefit), which begins to expire in 2010 through 2029, subject to a valuation allowance of approximately 93%. We have assets for foreign net operating losses of $29.7 million, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, we have federal research credits of $2.9 million which begin to expire in 2010 through 2029, subject to a valuation allowance of approximately 70% at March 31, 2010 and state research credits of approximately $1 million (net of federal tax benefit) which begin to expire in 2025 through 2029, subject to a valuation allowance of 100% at March 31, 2010. We also have foreign tax credits of $59.3 million, which begin to expire in 2014 through 2019. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration. All figures include amounts recorded as part of the Mimosa acquisition.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2010 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.    Other Information

Item 1.    Legal Proceedings

        In May, 2006 we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in U.S. District Court for the Western District of Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we verbally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contend that we breached this alleged verbal agreement and seek to recover damages in the range of $6.5 million to $53.5 million. We dispute the plaintiffs' claims and contend that there was no such verbal agreement. A bench trial occurred in the case in March 2010. We do not expect the judge to issue a decision in the matter for several months. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended March 31, 2010. The following table sets forth our common stock repurchased for the three months ended March 31, 2010:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
March 1, 2010-March 31, 2010	409,963	$26.24	409,963	$139,244

Total	409,963	$26.24	409,963	$139,244

(1)
Information is based on trade dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan. All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)
In February 2010, we announced that our board of directors had authorized a stock repurchase program for up to $150 million of our common stock from time to time on the open market or in privately negotiated transactions. The board of directors did not specify an expiration date for this program.

(4)
Dollar amounts represented reflect $150 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and aggregate commissions paid in connection therewith.

Item 6.    Exhibits

  (a)   Exhibits

Exhibit No.	Description
12	Statement re: Computation of Ratios.
18.1	Preferability letter from Deloitte & Touche LLP regarding a change in accounting principle dated May 10, 2010.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith).
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith).
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, formatted in XBRL (Extensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Furnished herewith).

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 10, 2010 (DATE)	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)