Form 10-Q
period 2010-06-30
IRON MOUNTAIN INC
filed 2010-08-05
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

        Number of shares of the registrant's Common Stock at July 26, 2010: 201,511,311

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2009	June 30, 2010
	(As Adjusted—see note 2.a.)
ASSETS
Current Assets:
Cash and cash equivalents	$446,656	$340,479
Restricted cash	—	35,103
Accounts receivable (less allowances of $25,529 and $25,553, respectively)	585,376	581,176
Deferred income taxes	37,924	25,759
Prepaid expenses and other	141,469	142,717

Total Current Assets	1,211,425	1,125,234
Property, Plant and Equipment:
Property, plant and equipment	4,184,631	4,161,771
Less—Accumulated depreciation	(1,616,431)	(1,704,952)

Net Property, Plant and Equipment	2,568,200	2,456,819
Other Assets, net:
Goodwill	2,534,713	2,544,474
Customer relationships and acquisition costs	438,812	415,694
Deferred financing costs	35,206	32,579
Other	58,478	72,296

Total Other Assets, net	3,067,209	3,065,043

Total Assets	$6,846,834	$6,647,096

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$40,561	$37,662
Accounts payable	175,231	124,310
Accrued expenses	390,860	361,698
Deferred revenue	208,062	207,980

Total Current Liabilities	814,714	731,650
Long-term Debt, net of current portion	3,211,223	3,129,153
Other Long-term Liabilities	105,856	128,615
Deferred Rent	90,503	90,756
Deferred Income Taxes	467,067	450,867
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 203,546,757 shares and 201,975,650 shares, respectively)	2,035	2,020
Additional paid-in capital	1,298,657	1,267,745
Retained earnings	825,014	866,511
Accumulated other comprehensive items, net	27,661	(23,963)

Total Iron Mountain Incorporated Stockholders' Equity	2,153,367	2,112,313

Noncontrolling Interests	4,104	3,742

Total Equity	2,157,471	2,116,055

Total Liabilities and Equity	$6,846,834	$6,647,096

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2009	2010
Revenues:
Storage	$415,810	$435,644
Service	330,218	344,147

Total Revenues	746,028	779,791
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	312,698	308,527
Selling, general and administrative	215,854	235,656
Depreciation and amortization	78,680	85,318
Loss (Gain) on disposal/writedown of property, plant and equipment, net	742	(144)

Total Operating Expenses	607,974	629,357
Operating Income (Loss)	138,054	150,434
Interest Expense (Income), Net (includes Interest Income of $578 and $378, respectively)	55,175	56,245
Other (Income) Expense, Net	(18,394)	4,019

Income (Loss) Before Provision (Benefit) for Income Taxes	101,273	90,170
Provision (Benefit) for Income Taxes	13,761	48,418

Net Income (Loss)	87,512	41,752
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(126)	460

Net Income (Loss) Attributable to Iron Mountain Incorporated	$87,638	$41,292

Earnings per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.43	$0.20

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.43	$0.20

Weighted Average Common Shares Outstanding—Basic	202,502	203,006

Weighted Average Common Shares Outstanding—Diluted	204,199	204,210

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2009	2010
Revenues:
Storage	$825,667	$870,892
Service	643,707	685,405

Total Revenues	1,469,374	1,556,297
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	629,678	633,759
Selling, general and administrative	426,247	469,508
Depreciation and amortization	154,960	171,102
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(762)	(1,197)

Total Operating Expenses	1,210,123	1,273,172
Operating Income (Loss)	259,251	283,125
Interest Expense (Income), Net (includes Interest Income of $1,367 and $800, respectively)	110,696	112,807
Other (Income) Expense, Net	(11,239)	12,838

Income (Loss) Before Provision (Benefit) for Income Taxes	159,794	157,480
Provision (Benefit) for Income Taxes	45,338	89,889

Net Income (Loss)	114,456	67,591
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1,981)	733

Net Income (Loss) Attributable to Iron Mountain Incorporated	$116,437	$66,858

Earnings per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.58	$0.33

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.57	$0.33

Weighted Average Common Shares Outstanding—Basic	202,284	203,294

Weighted Average Common Shares Outstanding—Diluted	203,755	204,458

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008, as adjusted (see Note 2.a.)	$1,818,553	$—	201,931,332	$2,019	$1,250,064	$604,137	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,483	22,865	—	786,197	8	22,857	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	8,412	8,412	—	—	—	—	6,653	1,759
Net income (loss)	114,456	114,456	—	—	—	116,437	—	(1,981)

Comprehensive Income (Loss)		$122,868	—	—	—	—	—	—

Noncontrolling interests equity contributions	530		—	—	—	—	—	530
Noncontrolling interests dividends	(1,025)		—	—	—	—	—	(1,025)

Balance, June 30, 2009	$1,963,791		202,717,529	$2,027	$1,272,921	$720,574	$(34,562)	$2,831

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009, as adjusted (see Note 2.a.)	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,284	21,392	—	614,536	6	21,386	—	—	—
Stock options issued in connection with acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(54,316)	—	(2,185,643)	(21)	(54,295)	—	—	—
Parent cash dividends declared (See Note 1)	(25,361)	—	—	—	—	(25,361)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(52,008)	(52,008)	—	—	—	—	(51,624)	(384)
Net income (loss)	67,591	67,591	—	—	—	66,858	—	733

Comprehensive Income (Loss)		$15,583	—	—	—	—	—	—

Noncontrolling interests dividends	(711)		—	—	—	—	—	(711)

Balance, June 30, 2010	$2,116,055		201,975,650	$2,020	$1,267,745	$866,511	$(23,963)	$3,742

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2009	2010
Net Income (Loss)	$87,512	$41,752
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	31,173	(32,450)

Total Other Comprehensive Income (Loss)	31,173	(32,450)

Comprehensive Income (Loss)	118,685	9,302
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(123)	156

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$118,808	$9,146

	Six Months Ended June 30,
	2009	2010
Net Income (Loss)	$114,456	$67,591
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	8,412	(52,008)

Total Other Comprehensive Income (Loss)	8,412	(52,008)

Comprehensive Income (Loss)	122,868	15,583
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(222)	349

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$123,090	$15,234

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2009	2010
Cash Flows from Operating Activities:
Net income (loss)	$114,456	$67,591
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	137,606	151,752
Amortization (includes deferred financing costs and bond discount of $2,517 and $2,647, respectively)	19,871	21,997
Stock-based compensation expense	9,136	10,809
Provision for deferred income taxes	15,425	2,685
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(762)	(1,197)
Foreign currency transactions and other, net	(10,811)	22,717
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(44,037)	5,429
Prepaid expenses and other current assets	(2,561)	9,625
Accounts payable	(17,202)	(21,969)
Accrued expenses, deferred revenue and other current liabilities	19,828	(14,301)
Other assets and long-term liabilities	7,342	12,960

Cash Flows from Operating Activities	248,291	268,098
Cash Flows from Investing Activities:
Capital expenditures	(133,876)	(138,008)
Cash paid for acquisitions, net of cash acquired	(1,448)	(122,943)
Additions to customer relationship and acquisition costs	(4,439)	(5,488)
Investment in restricted cash	—	(35,102)
Proceeds from sales of property and equipment and other, net	1,838	10,973

Cash Flows from Investing Activities	(137,925)	(290,568)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(99,904)	(66,182)
Proceeds from revolving credit and term loan facilities and other debt	15,574	39,886
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	530	(65)
Stock repurchases	—	(50,564)
Parent cash dividends	—	(12,720)
Proceeds from exercise of stock options and employee stock purchase plan	10,983	9,174
Excess tax benefits from stock-based compensation	2,483	1,284
Payment of debt financing costs	(97)	—

Cash Flows from Financing Activities	(70,431)	(79,187)
Effect of Exchange Rates on Cash and Cash Equivalents	(2,249)	(4,520)

Increase (Decrease) in Cash and Cash Equivalents	37,686	(106,177)
Cash and Cash Equivalents, Beginning of Period	278,370	446,656

Cash and Cash Equivalents, End of Period	$316,056	$340,479

Supplemental Information:
Cash Paid for Interest	$110,759	$113,198

Cash Paid for Income Taxes	$35,574	$66,669

Non-Cash Investing and Financing Activities:
Capital Leases	$29,596	$21,276

Accrued Capital Expenditures	$27,880	$22,904

Dividends Payable	$—	$12,641

Unsettled Purchases of Parent Common Stock	$—	$3,752

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

(2) Summary of Significant Accounting Policies

        a.     Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12,225 as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4,711 recorded to other (income) expense, net in the six months ended June 30, 2010 to recognize the immaterial differences arising in 2008 and 2009. Had the annual financial statements been revised, operating income, pretax income and net income attributable to Iron Mountain Incorporated in calendar 2008 would have been decreased by $6,950, $11,700 and $9,039, respectively, and operating income, pretax income and net income attributable to Iron Mountain Incorporated in calendar 2009 would have been increased by $3,714, $7,041 and $4,957 (of which $2,417, $4,750 and $4,391 would have been recognized in the three months ended June 30, 2009, respectively, and $3,521, $9,742 and $8,174 would have been recognized in the six months ended June 30, 2009, respectively), respectively. In addition, revenue, operating income, pretax income and net income attributable to Iron Mountain Incorporated for the three and six months ended June 30, 2010 would not have changed materially had we not eliminated the 2-month reporting lag. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2009. All intercompany account balances have been eliminated.

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

        We have restricted cash associated with our worker's compensation self-insurance program, which represents a collateral trust agreement with our insurance carrier. The restricted cash subject to this agreement was $35,103 as of June 30, 2010 and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

        c.     Foreign Currency Translation and Foreign Currency Transaction Gains and Losses

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net gain of $17,127 and $9,638 for the three and six months ended June 30, 2009, respectively, and a net loss of $3,625 and $8,890 for the three and six months ended June 30, 2010, respectively, of foreign currency transactions gains and losses.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2009, and noted no impairment of goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. As of June 30, 2010, no factors were identified that would alter this assessment. When changes occur in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2009 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. As of June 30, 2010, the carrying value of goodwill, net amounted to $1,718,139, $1,322, $413,660, $195,884, $130,010, $27,300 and $58,159 for North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify, Latin America and Asia Pacific, respectively.

        Our North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify and Latin America reporting units have fair values as of October 1, 2009 that significantly exceed their carrying values. Our Asia Pacific reporting unit had a fair value that exceeds its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving the forecasted results could lead to an impairment in future periods.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2010 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2009	$1,720,446	$560,218	$254,049	$2,534,713
Non-deductible goodwill acquired during the year	—	3,561	71,845	75,406
Adjustments to purchase reserves	(401)	—	—	(401)
Fair value and other adjustments(1)	746	—	—	746
Currency effects	(1,330)	(64,660)	—	(65,990)

Balance as of June 30, 2010	$1,719,461	$499,119	$325,894	$2,544,474

(1)
Fair value and other adjustments primarily include $618 of adjustments to property, plant and equipment, net.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at June 30, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$563,047	$(147,353)	$415,694
Core Technology(1)	73,154	(29,009)	44,145
Trademarks and Non-Compete Agreements(1)	7,103	(5,252)	1,851
Deferred Financing Costs	52,925	(20,346)	32,579

Total	$696,229	$(201,960)	$494,269

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        e.     Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2009 was $4,877 ($3,781 after tax or $0.02 per basic and diluted share) and $9,136 ($7,246 after tax or $0.04 per basic and diluted share), respectively, and for the three and six months ended June 30, 2010 was $6,082 ($4,721 after tax or $0.02 per basic and diluted share) and $10,809 ($8,421 after tax or $0.04 per basic and diluted share), respectively.

        The benefits associated with the tax deductions in excess of recognized compensation cost are reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $2,483 and $1,284 for the six months ended June 30, 2009 and 2010, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of June 30, 2010, ten-year vesting options represent 7.3% of total outstanding options. Our directors are considered employees for purposes of our stock option plans

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the six months ended June 30, 2009 and 2010 was $9.67 and $8.22 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended June 30,
Weighted Average Assumption	2009	2010
Expected volatility	32.0%	32.7%
Risk-free interest rate	2.67%	2.63%
Expected dividend yield	None	1%
Expected life of the option	6.4 years	6.4 years

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

        A summary of option activity for the six months ended June 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,099,361	$24.06
Granted	1,857,774	24.60
Issued in Connection with Acquisitions	257,366	8.67
Exercised	(483,069)	12.98
Forfeited	(473,605)	27.49
Expired	(256,204)	27.32

Outstanding at June 30, 2010	13,001,623	$24.05	7.20	$26,227

Options exercisable at June 30, 2010	6,325,083	$21.94	5.81	$22,646

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2009 and 2010:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Aggregate intrinsic value of stock options exercised	$6,113	$2,461	$8,640	$5,964

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). We issued restricted stock in December 2007 and June 2009, which had a 5-year vesting period. We issued RSUs in June 2010, which had a 4-year vesting period. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the exercise price (which is typically zero).

        A summary of restricted stock and RSUs activity for the six months ended June 30, 2010 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	2,276	$28.36
Granted	56,853	23.75
Vested	(452)	28.36
Forfeited	—	—

Non-vested at June 30, 2010	58,677	$23.89

        No restricted stock or RSUs vested during the three and six months ended June 30, 2009. The total fair value of restricted stock vested for the three and six months ended June 30, 2010 was $13. No RSUs vested during the three and six months ended June 30, 2010.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for our ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 and the number of shares available for purchase under the ESPP was increased to 3,487,500. For the six months ended June 30, 2009 and 2010, there were 136,966 shares and 137,200 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at June 30, 2010 was 674,501.

        As of June 30, 2010, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $60,867 and is expected to be recognized over a weighted-average period of 3.9 years.

        We generally issue shares for the exercises of stock options, restricted stock, RSUs, and shares under our ESPP from unissued reserved shares.

        f.      Income (Loss) Per Share—Basic and Diluted

        Basic net income (loss) per common share is calculated by dividing net income (loss) attributable to Iron Mountain Incorporated by the weighted average number of common shares outstanding. The calculation of diluted net income (loss) per share is consistent with that of basic net income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income (loss) per share attributable to Iron Mountain Incorporated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Net income (loss) attributable to Iron Mountain Incorporated	$87,638	$41,292	$116,437	$66,858

Weighted-average shares—basic	202,502,000	203,006,000	202,284,000	203,294,000
Effect of dilutive potential stock options	1,696,813	1,199,318	1,471,158	1,161,801
Effect of dilutive potential restricted stock and RSUs	—	4,602	—	2,346

Weighted-average shares—diluted	204,198,813	204,209,920	203,755,158	204,458,147

Net income (loss) per share attributable to Iron Mountain Incorporated—basic	$0.43	$0.20	$0.58	$0.33

Net income (loss) per share attributable to Iron Mountain Incorporated—diluted	$0.43	$0.20	$0.57	$0.33

Antidilutive stock options, excluded from the calculation	7,723,326	8,273,166	8,160,015	8,337,720

        g.     Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist of largely recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including maintenance and support contracts. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our annual 2009 and the first six months of 2010 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        i.      Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2009 were 13.6% and 28.4%, respectively. Our effective tax rates for the three and six months ended June 30, 2010 were 53.7% and 57.1%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 30, 2009, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 25.8% and 11.6% for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marketing-to-market of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

intercompany loan positions, which increased the 2010 tax rate by 13.1% and 16.0%, for the three and six months ended June 30, 2010, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not. There were no material changes related to uncertain tax position during the six months ended June 30, 2010.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $486 and $1,736 for gross interest and penalties for the three and six months ended June 30, 2009, respectively. We recorded $1,578 and $2,750 for gross interest and penalties for the three and six months ended June 30, 2010, respectively. We had $12,874 and $15,624 accrued for the payment of interest and penalties as of December 31, 2009 and June 30, 2010, respectively.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value Measurements at June 30, 2010 Using
Description	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$147,342	$—		$147,342		$—
Time Deposits(1)	119,355	—		119,355		—
Trading Securities	9,575	8,838	(2)	737	(1)	—
Derivative Assets(3)	1,005	—		1,005		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2010.

        k.     New Accounting Pronouncements

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification™ (the "Codification") will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects such reporting entity's financial statements. The adoption of these Codification updates did not have a material impact on our consolidated financial statements and results of operations.

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

        m.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2009 and June 30, 2010, respectively.

        n.     Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Foreign currency transaction (gains) losses, net	$(17,127)	$3,625	$(9,638)	$8,890
Other, net	(1,267)	394	(1,601)	3,948

	$(18,394)	$4,019	$(11,239)	$12,838

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2009 and June 30, 2010, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of June 30, 2010, we had an outstanding forward contract to purchase 188,464 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2009, there was $17,414 and $2,392 in net cash disbursements, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. During the three and six months ended June 30, 2010, there was $946 in net cash disbursements and $10,006 in net cash receipts, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2009 and June 30, 2010 and their gains and losses for the three and six months ended June 30, 2009 and 2010:

	Asset Derivatives
	December 31, 2009		June 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$4,115	Current assets	$1,005

Total		$4,115		$1,005

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2009	2010	2009	2010
Foreign exchange contracts	Other expense (income), net	$17,520	$(1,391)	$16,170	$(6,895)

Total		$17,520	$(1,391)	$16,170	$(6,895)

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2009 and 2010, we designated on average 113,500 and 76,000 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $7,729 ($4,830, net of tax) and foreign exchange gains of $4,272 ($2,491, net of tax) for the three and six months ended June 30, 2009, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange gains of $8,775 ($5,486, net of tax) and $15,636 ($9,774, net of tax) for the three and six months ended June 30, 2010, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of June 30, 2010, net gains of $13,133 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended June 30, 2010 are not presented due to the insignificant impact of the 2010 acquisitions on our consolidated results of operations.

        In February 2010, we acquired 100% of Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions, for approximately $112,000 in cash and approximately $2,000 in fair value of options issued. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk and lower their eDiscovery and storage costs. Goodwill associated with the Mimosa acquisition was allocated to the Worldwide Digital Business (excluding Stratify) reporting unit. We deposited $11,200 of the cash consideration payable in our acquisition of Mimosa into escrow to secure certain indemnification obligations of the former stockholders of Mimosa (the "Mimosa Stockholders") and to satisfy certain other obligations of the Mimosa Stockholders. On the 15-month anniversary of the closing of the acquisition, or May 16, 2011, amounts remaining in the escrow fund will be distributed to the Mimosa Stockholders, minus (i) $750 which shall continue to be held as security for certain types of claims and (ii) any amounts held for unresolved indemnification claims made by us. On the 24-month anniversary of the closing, or February 16, 2012, the balance of the escrow fund less any amounts held for unresolved claims will be distributed to the Mimosa Stockholders. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the Mimosa Stockholders and the subsequent completion of the analyses of the fair value of Mimosa's assets and liabilities and certain tax matters. The analyses include examination of the underlying books and tax records, completion of an appraisal of certain intangible assets and liabilities and a full assessment of legal and tax contingencies.

        To expand our geographical footprint in Europe, in May 2010 we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) for a cash purchase price of approximately $4,700 and now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $416 and the fair value of such interest on the date of acquisition was approximately $473 and resulted in a gain being recorded on the date of the transaction to other (income) expense, net included in the accompanying consolidated statement of operations of approximately $57 during the second quarter of 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the consideration paid for acquisitions in 2010 and the allocation of the purchase price of the acquisitions is as follows:

Cash Paid (gross of cash acquired)(1)	$116,675
Fair Value of Options Issued	1,997
Fair Value of Previously Held Equity Interest	473

Total Consideration	119,145
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	28,378
Property, Plant and Equipment(2)	2,087
Customer Relationship Assets(3)	7,765
Core Technology(3)	22,000
Liabilities Assumed(4)	(16,491)

Total Fair Value of Identifiable Net Assets Acquired	43,739

Recorded Goodwill	$75,406

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the six months ended June 30, 2009 and 2010 are contingent and other payments of $1,448 and $7,082, respectively, related to acquisitions made in previous years.

(2)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets and core technology associated with acquisitions to date in 2010 were 11 and nine years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, deferred revenue and deferred income taxes.

        Allocations of the purchase price for the 2010 acquisitions were based on estimates of the fair value of net assets acquired and are subject to adjustment. The purchase price allocations of the 2010 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets and core technology), racking, deferred revenue, sales and use tax and deferred income taxes (including taxes payable, tax reserves and valuation allowances). We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. Our acquisitions after January 1, 2009 will be accounted for under newly promulgated accounting guidance and all acquisition costs and restructuring activity has been charged to operations rather than being capitalized as part of the purchase price.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2009		June 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$21,799	$21,799	$12,054	$12,054
Term Loan Facility(1)	400,300	400,300	398,250	398,250
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	238,920	236,531	225,008	220,507
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	435,856	433,411	435,399	435,028
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,035	313,200	317,282	314,400
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	166,810	165,142	165,751	167,409
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	207,750	200,000	207,125
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,749	48,464	49,763	47,479
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	363,166	343,562	310,185	290,509
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	305,250	300,000	304,493
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,002	567,188	548,088	562,031
Real Estate Mortgages, Capital Leases and Other(5)	210,147	210,147	205,035	205,035

Total Long-term Debt	3,251,784		3,166,815
Less Current Portion	(40,561)		(37,662)

Long-term Debt, Net of Current Portion	$3,211,223		$3,129,153

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2009 and June 30, 2010, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2009 and June 30, 2010, respectively.

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

        Our credit facility consists of (i) revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410,000 term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of June 30, 2010, we had $12,054 of outstanding borrowings under the revolving credit facility, of which $4,500 was denominated in U.S. dollars and the remaining balance was denominated in Euro (EUR 2,700) and Australian dollars (AUD 5,000); we also had various outstanding letters of credit totaling $2,550. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on June 30, 2010, was $750,396. The interest rate in effect under the revolving credit facility and term loan facility was 3.2% and 2.1%, respectively, as of June 30, 2010. For the three and six months ended June 30, 2009, we recorded commitment fees of $493 and $975, respectively, and for the three and six months ended June 30, 2010, we recorded commitment fees of $585 and $1,152, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 3.1 as of December 31, 2009 and June 30, 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.8 as of December 31, 2009 and June 30, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2009 and June 30, 2010 and for the three and six months ended June 30, 2009 and 2010.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

        Additionally, the Parent guarantees the Subsidiary Notes, which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$2,366	$255,715	$19,345	$63,053	$—	$340,479
Restricted Cash	35,103	—	—	—	—	35,103
Accounts Receivable	—	388,666	38,302	154,208	—	581,176
Intercompany Receivable	1,048,044	—	9,244	—	(1,057,288)	—
Other Current Assets	1,106	114,985	11,319	41,066	—	168,476

Total Current Assets	1,086,619	759,366	78,210	258,327	(1,057,288)	1,125,234
Property, Plant and Equipment, Net	—	1,575,060	196,489	685,270	—	2,456,819
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	2,164,502	1,000	—	—	(2,165,502)	—
Investment in Subsidiaries	1,697,921	1,434,871	—	—	(3,132,792)	—
Goodwill	—	1,834,596	190,638	519,240	—	2,544,474
Other	30,556	313,319	11,656	165,744	(706)	520,569

Total Other Assets, Net	3,892,979	3,583,786	202,294	684,984	(5,299,000)	3,065,043

Total Assets	$4,979,598	$5,918,212	$476,993	$1,628,581	$(6,356,288)	$6,647,096

Liabilities and Equity
Intercompany Payable	$—	$998,126	$—	$59,162	$(1,057,288)	$—
Current Portion of Long-term Debt	4,692	20,357	2,317	10,296	—	37,662
Total Other Current Liabilities	77,865	431,102	37,637	147,384	—	693,988
Long-term Debt, Net of Current Portion	2,779,875	74,306	180,134	94,838	—	3,129,153
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	2,164,502	—	—	(2,165,502)	—
Other Long-term Liabilities	3,853	546,134	23,876	97,081	(706)	670,238
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,112,313	1,683,685	233,029	1,216,078	(3,132,792)	2,112,313
Noncontrolling Interests	—	—	—	3,742	—	3,742

Total Equity	2,112,313	1,683,685	233,029	1,219,820	(3,132,792)	2,116,055

Total Liabilities and Equity	$4,979,598	$5,918,212	$476,993	$1,628,581	$(6,356,288)	$6,647,096

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$309,697	$22,475	$83,638	$—	$415,810
Service	—	222,328	23,331	84,559	—	330,218

Total Revenues	—	532,025	45,806	168,197	—	746,028
Operating Expenses:
Cost of Sales (Excluding
Depreciation and Amortization)	—	205,740	19,434	87,524	—	312,698
Selling, General and Administrative	20	161,191	8,062	46,581	—	215,854
Depreciation and Amortization	64	57,197	3,746	17,673	—	78,680
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(27)	183	586	—	742

Total Operating Expenses	84	424,101	31,425	152,364	—	607,974

Operating (Loss) Income	(84)	107,924	14,381	15,833	—	138,054
Interest Expense (Income), Net	48,988	(6,936)	10,291	2,832	—	55,175
Other Expense (Income), Net	66,328	(6,184)	—	(78,538)	—	(18,394)

(Loss) Income Before Provision (Benefit) for Income Taxes	(115,400)	121,044	4,090	91,539	—	101,273
Provision (Benefit) for Income Taxes	—	8,578	(270)	5,453	—	13,761
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(203,038)	(89,775)	—	—	292,813	—

Net Income (Loss)	87,638	202,241	4,360	86,086	(292,813)	87,512
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(126)	—	(126)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$87,638	$202,241	$4,360	$86,212	$(292,813)	$87,638

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$315,964	$27,531	$92,149	$—	$435,644
Service	—	228,191	28,851	87,105	—	344,147

Total Revenues	—	544,155	56,382	179,254	—	779,791
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	195,840	21,187	91,500	—	308,527
Selling, General and Administrative	20	170,812	9,340	55,484	—	235,656
Depreciation and Amortization	53	59,454	4,692	21,119	—	85,318
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(154)	(29)	39	—	(144)

Total Operating Expenses	73	425,952	35,190	168,142	—	629,357

Operating (Loss) Income	(73)	118,203	21,192	11,112	—	150,434
Interest Expense (Income), Net	49,469	(8,025)	11,290	3,511	—	56,245
Other Expense (Income), Net	(26,417)	236	(10)	30,210	—	4,019

(Loss) Income Before Provision (Benefit) for Income Taxes	(23,125)	125,992	9,912	(22,609)	—	90,170
Provision (Benefit) for Income Taxes	—	44,247	3,222	949	—	48,418
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(64,417)	17,231	—	—	47,186	—

Net Income (Loss)	41,292	64,514	6,690	(23,558)	(47,186)	41,752
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	460	—	460

Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,292	$64,514	$6,690	$(24,018)	$(47,186)	$41,292

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$616,634	$43,160	$165,873	$—	$825,667
Service	—	435,098	45,575	163,034	—	643,707

Total Revenues	—	1,051,732	88,735	328,907	—	1,469,374
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	419,251	38,340	172,087	—	629,678
Selling, General and Administrative	40	319,290	15,283	91,634	—	426,247
Depreciation and Amortization	110	112,084	7,124	35,642	—	154,960
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	276	144	(1,182)	—	(762)

Total Operating Expenses	150	850,901	60,891	298,181	—	1,210,123

Operating (Loss) Income	(150)	200,831	27,844	30,726	—	259,251
Interest Expense (Income), Net	98,766	(13,385)	20,175	5,140	—	110,696
Other Expense (Income), Net	49,970	(3,083)	—	(58,126)	—	(11,239)

(Loss) Income Before Provision (Benefit) for Income Taxes	(148,886)	217,299	7,669	83,712	—	159,794
Provision (Benefit) for Income Taxes	—	38,116	1,025	6,197	—	45,338
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(265,323)	(84,462)	—	—	349,785	—

Net Income (Loss)	116,437	263,645	6,644	77,515	(349,785)	114,456
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(1,981)	—	(1,981)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$116,437	$263,645	$6,644	$79,496	$(349,785)	$116,437

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$630,230	$54,432	$186,230	$—	$870,892
Service	—	451,102	57,070	177,233	—	685,405

Total Revenues	—	1,081,332	111,502	363,463	—	1,556,297
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	405,416	42,979	185,364	—	633,759
Selling, General and Administrative	47	341,998	18,133	109,330	—	469,508
Depreciation and Amortization	109	118,984	9,287	42,722	—	171,102
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,239)	(55)	97	—	(1,197)

Total Operating Expenses	156	865,159	70,344	337,513	—	1,273,172

Operating (Loss) Income	(156)	216,173	41,158	25,950	—	283,125
Interest Expense (Income), Net	99,459	(16,022)	22,365	7,005	—	112,807
Other Expense (Income), Net	(59,099)	261	(8)	71,684	—	12,838

(Loss) Income Before Provision (Benefit) for Income Taxes	(40,516)	231,934	18,801	(52,739)	—	157,480
Provision (Benefit) for Income Taxes	—	81,495	6,206	2,188	—	89,889
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(107,374)	43,828	—	—	63,546	—

Net Income (Loss)	66,858	106,611	12,595	(54,927)	(63,546)	67,591
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	733	—	733

Net Income (Loss) Attributable to Iron Mountain Incorporated	$66,858	$106,611	$12,595	$(55,660)	$(63,546)	$66,858

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(100,822)	$293,375	$15,562	$40,176	$—	$248,291
Cash Flows from Investing Activities:
Capital expenditures	—	(90,669)	(6,539)	(36,668)	—	(133,876)
Cash paid for acquisitions, net of cash acquired	—	(186)	—	(1,262)	—	(1,448)
Intercompany loans to subsidiaries	145,709	1,236	—	—	(146,945)	—
Investment in subsidiaries	(6,236)	(6,236)	—	—	12,472	—
Additions to customer relationship and acquisition costs	—	(3,181)	(362)	(896)	—	(4,439)
Proceeds from sales of property and equipment and other, net	—	889	26	923	—	1,838

Cash Flows from Investing Activities	139,473	(98,147)	(6,875)	(37,903)	(134,473)	(137,925)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(52,117)	(9,214)	(25,066)	(13,507)	—	(99,904)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	15,574	—	15,574
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	530	—	530
Intercompany loans from parent	—	(147,283)	3,452	(3,114)	146,945	—
Equity contribution from parent	—	6,236	—	6,236	(12,472)	—
Proceeds from exercise of stock options and employee stock purchase plan	10,983	—	—	—	—	10,983
Excess tax benefits from stock-based compensation	2,483	—	—	—	—	2,483
Payment of debt financing costs	—	—	(37)	(60)	—	(97)

Cash Flows from Financing Activities	(38,651)	(150,261)	(21,651)	5,659	134,473	(70,431)
Effect of exchange rates on cash and cash equivalents	—	—	742	(2,991)	—	(2,249)

Increase (Decrease) in cash and cash equivalents	—	44,967	(12,222)	4,941	—	37,686
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$255,603	$4,847	$55,606	$—	$316,056

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(78,404)	$248,740	$26,375	$71,387	$—	$268,098
Cash Flows from Investing Activities:
Capital expenditures	—	(77,019)	(8,194)	(52,795)	—	(138,008)
Cash paid for acquisitions, net of cash acquired	—	(113,149)	—	(9,794)	—	(122,943)
Intercompany loans to subsidiaries	179,167	5,597	—	—	(184,764)	—
Investment in subsidiaries	(8,419)	(8,419)	—	—	16,838	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(3,688)	(453)	(1,347)	—	(5,488)
Proceeds from sales of property and equipment and other, net	—	5,023	12	5,938	—	10,973

Cash Flows from Investing Activities	135,646	(191,655)	(8,635)	(57,998)	(167,926)	(290,568)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,050)	(14,244)	(1,257)	(48,631)	—	(66,182)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	39,886	—	39,886
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(65)	—	(65)
Intercompany loans from parent	—	(178,133)	(442)	(6,189)	184,764	—
Equity contribution from parent	—	8,419	—	8,419	(16,838)	—
Stock repurchases	(50,564)	—	—	—	—	(50,564)
Parent cash dividends	(12,720)	—	—	—	—	(12,720)
Proceeds from exercise of stock options and employee stock purchase plan	9,174	—	—	—	—	9,174
Excess tax benefits from stock-based compensation	1,284	—	—	—	—	1,284

Cash Flows from Financing Activities	(54,876)	(183,958)	(1,699)	(6,580)	167,926	(79,187)
Effect of exchange rates on cash and cash equivalents	—	—	(602)	(3,918)	—	(4,520)

Increase (Decrease) in cash and cash equivalents	2,366	(126,873)	15,439	2,891	—	(106,177)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$2,366	$255,715	$19,345	$63,053	$—	$340,479

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended June 30, 2009
Total Revenues	$524,309	$163,997	$57,722	$—	$746,028
Depreciation and Amortization	43,750	17,345	9,088	8,497	78,680
Depreciation	40,803	14,346	6,472	8,433	70,054
Amortization	2,947	2,999	2,616	64	8,626
Adjusted OIBDA	212,881	31,728	13,303	(40,436)	217,476
Expenditures for Segment Assets	30,967	23,835	4,112	5,149	64,063
Capital Expenditures	29,211	23,478	4,117	5,149	61,955
Cash Paid for Acquisitions, Net of Cash acquired	21	—	(5)	—	16
Additions to Customer Relationship and Acquisition Costs	1,735	357	—	—	2,092
Three Months Ended June 30, 2010
Total Revenues	544,295	174,936	60,560	—	779,791
Depreciation and Amortization	45,732	20,722	9,624	9,240	85,318
Depreciation	42,871	17,266	5,998	9,187	75,322
Amortization	2,861	3,456	3,626	53	9,996
Adjusted OIBDA	242,581	30,817	6,853	(44,643)	235,608
Expenditures for Segment Assets	30,581	23,200	3,322	6,619	63,722
Capital Expenditures	27,982	18,058	3,401	6,619	56,060
Cash Paid for Acquisitions, Net of Cash acquired	—	4,682	(79)	—	4,603
Additions to Customer Relationship and Acquisition Costs	2,599	460	—	—	3,059
Six Months Ended June 30, 2009
Total Revenues	1,035,840	320,670	112,864	—	1,469,374
Depreciation and Amortization	85,327	34,992	17,890	16,751	154,960
Depreciation	79,458	28,846	12,661	16,641	137,606
Amortization	5,869	6,146	5,229	110	17,354
Adjusted OIBDA	407,771	60,888	23,496	(78,706)	413,449
Total Assets(1)	4,351,716	1,575,747	434,524	110,512	6,472,499
Expenditures for Segment Assets	71,243	47,814	9,266	11,440	139,763
Capital Expenditures	67,490	45,680	9,266	11,440	133,876
Cash Paid for Acquisitions, Net of Cash acquired	186	1,262	—	—	1,448
Additions to Customer Relationship and Acquisition Costs	3,567	872	—	—	4,439
Six Months Ended June 30, 2010
Total Revenues	1,084,781	354,369	117,147	—	1,556,297
Depreciation and Amortization	91,263	41,948	19,434	18,457	171,102
Depreciation	85,543	35,004	12,857	18,348	151,752
Amortization	5,720	6,944	6,577	109	19,350
Adjusted OIBDA	464,395	64,933	13,954	(90,252)	453,030
Total Assets(1)	4,431,331	1,559,680	498,253	157,832	6,647,096
Expenditures for Segment Assets	67,205	63,798	118,084	17,352	266,439
Capital Expenditures	61,094	52,657	6,905	17,352	138,008
Cash Paid for Acquisitions, Net of Cash acquired	1,970	9,794	111,179	—	122,943
Additions to Customer Relationship and Acquisition Costs	4,141	1,347	—	—	5,488

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

        A reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Adjusted OIBDA	$217,476	$235,608	$413,449	$453,030
Less: Depreciation and Amortization	78,680	85,318	154,960	171,102
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	742	(144)	(762)	(1,197)
Interest Expense (Income), net	55,175	56,245	110,696	112,807
Other (Income) Expense, net	(18,394)	4,019	(11,239)	12,838

Income (Loss) before Provision (Benefit) for Income Taxes	$101,273	$90,170	$159,794	$157,480

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

b.
Pittsburgh Litigation

        In May 2006, we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in the U.S. Federal District Court for the Western District of Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we verbally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contended that we breached this alleged verbal agreement and sought to recover damages in the range of $6,500 to $53,500. We disputed the plaintiffs' claims and contended that there was no such verbal agreement. A bench trial occurred in the case in March 2010. In July 2010, we executed an

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

agreement with the plaintiffs settling the case before the judge reached a decision in the matter. The legal proceedings related to this event did not have a material impact to our consolidated results of operations or financial condition.

c.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. An entity that provided certain security services related to the destroyed facility as a contractor to us is a defendant in an action by the owner of the property, seeking damages in the amount of approximately 10,700 British pounds sterling for negligence and breach of duty. The security service provider recently petitioned the court hearing the matter to join Iron Mountain (UK) as a third party defendant, seeking contribution in respect of its liability (if any) to the owner of the building, and the court has granted the motion. We believe there are meritorious defenses available to us with respect to the claim. Many claims, including substantial claims, remain outstanding; others have been resolved pursuant to consent orders. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

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

        During the quarter ended June 30, 2010, we received payments from our insurance carrier of approximately $21,000. Such amount represents a portion of our business personal property, business

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. We have reflected approximately $6,400 of the cash proceeds received to date as proceeds from sales of property and equipment, net in our statement of cash flows for the six months ended June 30, 2010. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

(9) Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock. This represented approximately 3% of our outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on March 25, 2010 in the aggregate amount of $12,720. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to shareholders of record on June 25, 2010 in the aggregate amount of $12,641. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.

(10) Subsequent Events

        In August 2010, we called $200,000 of the $431,255 aggregate principal amount outstanding of our 7 3/4% notes due 2015 at a redemption price of 101.292% for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest, all of which will be paid in September 2010. We will record a charge to other expense (income), net of approximately $1,800 in the third quarter of 2010 related to the early extinguishment of the 7 3/4% notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% notes.

        We have evaluated subsequent events through the date our financial statements were issued.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2010 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2010, included herein, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K dated February 26, 2010.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, including our intent to repurchase shares and to pay dividends, our financial ability and sources to fund the repurchase program and dividend policy, and the amounts of such repurchases and dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customer's information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (7) the impact of alternative, more attractive investments on dividends or stock repurchases; (8) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (9) the cost or potential liabilities associated with real estate necessary for our business; (10) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (11) changes in the political and economic environments in the countries in which our international subsidiaries operate; (12) claims that our technology violates the intellectual property rights of a third party; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K dated February 26, 2010. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA

        Adjusted OIBDA is defined as operating income before depreciation and amortization expenses, excluding (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gains) and losses on disposal/writedown of property, plant and equipment, net, (2) other (income) expense, net, (3) cumulative effect of change in accounting principle and (4) net income (loss) attributable to noncontrolling interests.

        Adjusted OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses, in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating or net income (loss) or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income (Loss) and Net Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2010	2009	2010
Adjusted OIBDA	$217,476	$235,608	$413,449	$453,030
Less: Depreciation and Amortization	78,680	85,318	154,960	171,102
Loss (gain) on disposal/writedown of property, plant and equipment, net	742	(144)	(762)	(1,197)

Operating Income (Loss)	138,054	150,434	259,251	283,125
Less: Interest Expense, Net	55,175	56,245	110,696	112,807
Other (Income) Expense, Net	(18,394)	4,019	(11,239)	12,838
Provision (Benefit) for Income Taxes	13,761	48,418	45,338	89,889
Net Income (Loss) Attributable to Noncontrolling interests	(126)	460	(1,981)	733

Net Income (Loss) Attributable to Iron Mountain Incorporated	$87,638	$41,292	$116,437	$66,858

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

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12.2 million as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the six months ended June 30, 2010 to recognize the immaterial differences arising in 2008 and 2009.

Recent Accounting Pronouncements

        Effective at the start of a reporting entity's first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year-end entity, the Financial Accounting Standards Board (the "FASB") Accounting Standards Codification™ (the "Codification") will require more information about transfers of financial assets, including securitization transactions, and transactions where entities have continuing exposure to the risks related to transferred financial assets. The Codification eliminates the concept of a "qualifying special-purpose entity", changes the requirements for derecognizing financial assets, and requires additional disclosures about an entity's involvement with variable interest entities and any significant changes in risk exposure due to that involvement. A reporting entity will be required to disclose how its involvement with a variable interest entity affects such reporting entity's financial statements. The adoption of these Codification updates did not have a material impact on our consolidated financial statements and results of operations.

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

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2010 within each section. Trends and changes that are consistent within the three and six months periods are not repeated and are discussed on a year-to-date basis.

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

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2009(1)	2010
British pound sterling	$1.445	$1.492	3.3%
Canadian dollar	$0.858	$0.973	13.4%
Euro	$1.302	$1.275	(2.1)%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2009(1)	2010
British pound sterling	$1.468	$1.526	4.0%
Canadian dollar	$0.831	$0.967	16.4%
Euro	$1.310	$1.330	1.5%

(1)
Corresponding to the appropriate periods based on the operating subsidiaries of IME fiscal year ended October 31.

Results of Operations

  Comparison of Three and Six Months Ended June 30, 2010 to Three and Six Months Ended June 30, 2009 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$746,028	$779,791	$33,763	4.5%
Operating Expenses	607,974	629,357	21,383	3.5%

Operating Income	138,054	150,434	12,380	9.0%
Other Expenses, Net	50,542	108,682	58,140	115.0%

Net Income	87,512	41,752	(45,760)	(52.3)%
Net (Loss) Income Attributable to Noncontrolling Interests	(126)	460	586	465.1%

Net Income Attributable to Iron Mountain Incorporated	$87,638	$41,292	$(46,346)	(52.9)%

Adjusted OIBDA(1)	$217,476	$235,608	$18,132	8.3%

Adjusted OIBDA Margin(1)	29.2%	30.2%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$1,469,374	$1,556,297	$86,923	5.9%
Operating Expenses	1,210,123	1,273,172	63,049	5.2%

Operating Income	259,251	283,125	23,874	9.2%
Other Expenses, Net	144,795	215,534	70,739	48.9%

Net Income	114,456	67,591	(46,865)	(40.9)%
Net (Loss) Income Attributable to Noncontrolling Interests	(1,981)	733	2,714	137.0%

Net Income Attributable to Iron Mountain Incorporated	$116,437	$66,858	$(49,579)	(42.6)%

Adjusted OIBDA(1)	$413,449	$453,030	$39,581	9.6%

Adjusted OIBDA Margin(1)	28.1%	29.1%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$415,810	$435,644	$19,834	4.8%	3.3%	3.2%
Core Service	235,353	240,618	5,265	2.2%	0.1%	(0.6)%

Total Core Revenue	651,163	676,262	25,099	3.9%	2.1%	1.8%
Complementary Services	94,865	103,529	8,664	9.1%	7.8%	5.1%

Total Revenue	$746,028	$779,791	$33,763	4.5%	2.8%	2.2%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$825,667	$870,892	$45,225	5.5%	3.3%	3.3%
Core Service	464,838	479,417	14,579	3.1%	0.2%	(0.3)%

Total Core Revenue	1,290,505	1,350,309	59,804	4.6%	2.2%	2.0%
Complementary Services	178,869	205,988	27,119	15.2%	12.9%	10.6%

Total Revenue	$1,469,374	$1,556,297	$86,923	5.9%	3.5%	3.0%

(1)
Constant currency growth rates are calculated by translating the 2009 results at the 2010 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $19.8 million, or 4.8%, to $435.6 million and increased $45.2 million, or 5.5%, to $870.9 million for the three and six months ended June 30, 2010, respectively, from $415.8 million and $825.7 million for the three and six months ended June 30, 2009, respectively. The increase is attributable to internal revenue growth of 3.2% and 3.3% for the three and six month periods ended June 30, 2010, respectively. Gains were moderated by economic effects that have constrained storage volume growth in recent quarters. Foreign currency exchange rate fluctuations added approximately 1.5% and 2.1% to our storage revenue growth rate for the three and six month periods ended June 30, 2010, respectively. Current economic factors resulting in lower pricing and longer new sales cycles in our digital business and lower new sales and higher destruction rates in our physical business led to a moderation in our storage growth rate.

        Consolidated service revenues consisting of core service and complementary services increased $13.9 million, or 4.2%, to $344.1 million and increased $41.7 million, or 6.5%, to $685.4 million for the three and six months ended June 30, 2010, respectively, from $330.2 million and $643.7 million for the three and six months ended June 30, 2009, respectively. Service revenue internal growth was 1.0% and 2.7% for the three and six month periods as complementary service revenue internal growth of 5.1% and 10.6% for the three and six month periods was offset by negative core service revenue internal growth of 0.6% and 0.3% in the three and six months ended June 30, 2010. Complementary service revenues increased on a year-over-year basis primarily due to $22.3 million more revenue from the sale of recycled paper resulting from higher recycled paper pricing in the first half of 2010 compared to the first half of 2009. Core service revenue internal growth in the three and six months ended June 30, 2010 was constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. Favorable foreign currency exchange rate fluctuations for the three and six months of 2010 compared to the same period in 2009 increased reported service revenues by 2.2% and 3.0%, respectively.

        For the reasons stated above, our consolidated revenues increased $33.8 million, or 4.5%, to $779.8 million for the three months ended and increased $86.9 million, or 5.9%, to $1,556.3 million for the six months ended June 30, 2010, from $746.0 million and $1,469.4 million for the three and six months ended June 30, 2009. Internal revenue growth was 2.2% and 3.0% for the three and six months ended June 30, 2010, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and six months ended June 30, 2010, foreign currency exchange rate fluctuations positively impacted our reported revenues by 1.8% and 2.5%, respectively, primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2008		2009				2010
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	7.5%	7.7%	7.4%	6.4%	6.8%	4.5%	3.4%	3.2%
Service Revenue	8.8%	5.2%	0.4%	1.3%	(3.7)%	0.2%	4.5%	1.0%
Total Revenue	8.1%	6.6%	4.2%	4.1%	2.0%	2.6%	3.9%	2.2%

        During the past eight quarters our storage internal growth rate has ranged between 3% and 8%. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, and may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. We expect our consolidated internal revenue growth for 2010 to be approximately 3%. The internal growth rate for service revenues reflects the following: (1) growth in North American storage-related service revenues, increased special project revenues and higher recycled paper revenues through the third quarter of 2008; (2) a large public sector contract in Europe that was completed in the third quarter of 2008; (3) declines in commodity prices for recycled paper and fuel, beginning in the fourth quarter of 2008, and improving through the end of 2009 and into the second quarter of 2010; (4) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in the fourth quarter of 2008; and (5) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$155,777	$154,095	$(1,682)	(1.1)%	(3.1)%	20.9%	19.8%	(1.1)%
Facilities	98,570	98,925	355	0.4%	(1.4)%	13.2%	12.7%	(0.5)%
Transportation	27,161	26,647	(514)	(1.9)%	(3.6)%	3.6%	3.4%	(0.2)%
Product Cost of Sales and Other	31,190	28,860	(2,330)	(7.5)%	(9.2)%	4.2%	3.7%	(0.5)%

	$312,698	$308,527	$(4,171)	(1.3)%	(3.2)%	41.9%	39.6%	(2.3)%

				Percentage Change
	Six Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$310,388	$310,933	$545	0.2%	(2.7)%	21.1%	20.0%	(1.1)%
Facilities	203,203	206,374	3,171	1.6%	(1.0)%	13.8%	13.3%	(0.5)%
Transportation	55,260	52,921	(2,339)	(4.2)%	(6.6)%	3.8%	3.4%	(0.4)%
Product Cost of Sales and Other	60,827	63,531	2,704	4.4%	1.7%	4.1%	4.1%	0.0%

	$629,678	$633,759	$4,081	0.6%	(2.0)%	42.9%	40.7%	(2.2)%

Labor

        Labor expense was unfavorably impacted by 2.0 and 2.9 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. Excluding the effect of currency rate fluctuations, labor expense decreased in constant currency terms by 4.2% and 2.7% during the three and six months ended June 30, 2010, respectively, primarily due to productivity gains in our North American Physical Business.

Facilities

        Facilities costs were unfavorably impacted by 1.8 and 2.6 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $1.4 million for the first six months of 2010 over the first six months of 2009, but remained flat at approximately 12% of consolidated storage revenues for both the six months ended June 30, 2009 and 2010. Other facilities costs decreased by approximately $3.3 million in constant currency terms for the six months ended June 30, 2010 compared to the six months ended June 30, 2009 primarily due to decreases in utilities costs of approximately $4.1 million, which was partially offset by increased property taxes and insurance of $1.0 million.

Transportation

        Transportation expenses were unfavorably impacted by 1.7 and 2.4 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. Transportation expenses decreased in constant currency terms during the three and six months ended June 30, 2010 as compared to 2009. A decrease of $2.5 million in vehicle lease expense for the first six months of 2010 compared to the first six months of 2009 was due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being allocated to depreciation and interest. There was also a $1.7 million decrease in courier subcontractor costs in the first six months of 2010 compared to the first six months of 2009, reflecting the benefit of productivity gains from ongoing transportation improvement initiatives.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 2.7 percentage points of currency rate changes during the six months ended June 30, 2010. For the six months ending June 30, 2010, product cost of sales and other increased by $2.7 million as compared to the prior year on an actual basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$110,345	$116,708	$6,363	5.8%	4.2%	14.8%	15.0%	0.2%
Sales, Marketing & Account Management	65,878	74,512	8,634	13.1%	11.8%	8.8%	9.6%	0.8%
Information Technology	35,660	40,854	5,194	14.6%	13.7%	4.8%	5.2%	0.4%
Bad Debt Expense	3,971	3,582	(389)	(9.8)%	(10.6)%	0.5%	0.5%	0.0%

	$215,854	$235,656	$19,802	9.2%	7.8%	28.9%	30.2%	1.3%

				Percentage Change
	Six Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$219,831	$241,189	$21,358	9.7%	7.4%	15.0%	15.5%	0.5%
Sales, Marketing & Account Management	127,707	139,602	11,895	9.3%	7.3%	8.7%	9.0%	0.3%
Information Technology	71,322	80,538	9,216	12.9%	11.7%	4.9%	5.2%	0.3%
Bad Debt Expense	7,387	8,179	792	10.7%	9.1%	0.5%	0.5%	0.0%

	$426,247	$469,508	$43,261	10.1%	8.1%	29.0%	30.2%	1.2%

General and Administrative

        General and administrative expenses were unfavorably impacted by 1.6 and 2.3 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. In constant currency terms, compensation expense, including medical and other benefits, decreased by $1.9 million and increased by $4.8 million in the three and six months ended June 30, 2010, respectively, over the same periods in 2009. The increase during the six months ended June 30, 2010 is primarily a result of merit increases, $1.1 million of incremental cost related to the acquisition of Mimosa Systems, Inc ("Mimosa"), and increased headcount primarily related to our continued investment in our hybrid records management services. In addition, legal costs and professional fees (related to project and cost saving initiatives) increased $4.6 million and $9.2 million in the three and six months ended June 30, 2010.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 1.3 and 2.0 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. In constant currency terms, the increase of $9.5 million in the six months ended June 30, 2010 is primarily related to increased compensation of $7.1 million, as a result of merit increases, $3.5 million of incremental cost related to the Mimosa acquisition, and increased discretionary spending of $3.0 million associated with various marketing programs and initiatives, partially offset by a decline in commission expense of $0.8 million.

Information Technology

        Information technology expenses were unfavorably impacted by 0.9 and 1.2 percentage points of currency rate changes during the three and six months ended June 30, 2010, respectively. In constant currency terms, information technology expenses increased $8.4 million during the six months ended June 30, 2010 due to increased compensation of $4.8 million, of which $2.7 million relates to the Mimosa acquisition, and increased professional fees of $2.9 million.

Bad Debt Expense

        Consolidated bad debt expense decreased $0.4 million to $3.6 million (0.5% of consolidated revenues) for the three months ended June 30, 2010 from $4.0 million (0.5% of consolidated revenues) for the three months ended June 30, 2009. Consolidated bad debt expense increased $0.8 million to $8.2 million (0.5% of consolidated revenues) for the six months ended June 30, 2010 from $7.4 million (0.5% of consolidated revenues) for the six months ended June 30, 2009. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $5.3 million and $14.1 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Amortization expense increased $1.4 million and $2.0 million for the three and six months ended June 30, 2010, respectively, compared to the three and six months ended June 30, 2009, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.2 million for the six months ended June 30, 2010, consisted primarily of a gain on the disposition of certain owned equipment of $2.7 million in North America, offset by impairment losses related to certain owned facilities in North America of $1.6 million.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $0.8 million for the six months ended June 30, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset by write-offs of certain fixed assets in North America and Europe.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, consolidated operating income increased $12.4 million, or 9.0%, to $150.4 million (19.3% of consolidated revenues) for the three months ended June 30, 2010 from $138.1 million (18.5% of consolidated revenues) for the three months ended June 30, 2009. As a result of all the foregoing factors, consolidated operating income increased $23.9 million, or 9.2%, to $283.1 million (18.2% of consolidated revenues) for the six months ended June 30, 2010 from $259.3 million (17.6% of consolidated revenues) for the six months ended June 30, 2009. Consolidated Adjusted OIBDA increased $18.1 million, or 8.3%, to $235.6 million (30.2% of consolidated revenues) for the three months ended June 30, 2010 from $217.5 million (29.2% of consolidated revenues) for the three months ended June 30, 2009. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $39.6 million, or 9.6%, to $453.0 million (29.1% of consolidated revenues) for the six months ended June 30, 2010 from $413.4 million (28.1% of consolidated revenues) for the six months ended June 30, 2009.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $1.1 million to $56.2 million (7.2% of consolidated revenues) and $2.1 million to $112.8 million (7.2% of consolidated revenue) for the three and six months ended June 30, 2010, respectively, from $55.2 million (7.4% of consolidated revenues) and $110.7 million (7.5% of consolidated revenues) for the three and six months ended June 30, 2009, primarily due to an increase in our weighted average interest rate, which was 6.8% and 7.0% as of June 30, 2009 and 2010, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2009	2010		2009	2010
Foreign currency transaction (gains) losses, net	$(17,127)	$3,625	$20,752	$(9,638)	$8,890	$18,528
Other, net	(1,267)	394	1,661	(1,601)	3,948	5,549

	$(18,394)	$4,019	$22,413	$(11,239)	$12,838	$24,077

        Net foreign currency transaction losses of $8.9 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, certain Latin American currencies and the Euro against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by gains as a result of British pound sterling and forward foreign currency swap contracts and Euro denominated bonds held by IMI.

        Net foreign currency transaction gains of $9.6 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2009. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Brazilian Real and Chilean Peso against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by losses as a result of British pound sterling denominated debt and forward contracts, as well as changes in the exchange rate of the Russian Ruble against the U.S. dollar, as it relates to our intercompany balances with and between our European subsidiaries.

        The charge of $4.7 million included in other (income) expense, net in the six months ended June 30, 2010 consists of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME has operated with an October 31 fiscal year-end. Therefore, IME's financial results have historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, the IME fiscal year-end was changed to December 31 to match our fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009.

Provision for Income Taxes

        Our effective tax rate for the three and six months ended June 30, 2009 was 13.6% and 28.4%, respectively. Our effective tax rate for the three and six months ended June 30, 2010 was 53.7% and 57.1%, respectively, resulting in an increase of $34.7 million and $44.6 million in the provision for income taxes, respectively, over the same prior year periods. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 30, 2009, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 25.8% and 11.6% for the three and six months ended June 30, 2009, respectively. During the three and six months ended June 30, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased the 2010 tax rate by 13.1% and 16.0% for the three and six months ended June 30, 2010, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

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

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the three months ended June 30, 2010 decreased $45.8 million, or 52.3%, to $41.8 million (5.4% of consolidated revenues) from net income of $87.5 million (11.7% of consolidated revenues) for the three months ended June 30, 2009. Consolidated net income for the six months ended June 30, 2010 decreased $46.9 million, or 40.9%, to $67.6 million (4.3% of consolidated revenues) from net income of $114.5 million (7.8% of consolidated revenues) for the six months ended June 30, 2009. The increase in operating income noted above, offset by the foreign currency exchange rate impacts and the impact of the change in IME's fiscal year-end included in other income (expense), net and the impact of our tax rate for the first six months of 2010 and the resulting increase in the provision for income taxes described above, contributed to the decrease in net income. Net loss attributable to noncontrolling interests was $0.1 million and $2.0 million for the three and six months ended June 30, 2009, respectively, and resulted in a benefit to net income attributable to Iron Mountain Incorporated. For the three and six months ended June 30, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.5 million and $0.7 million, respectively. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Physical Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$524,309	$544,295	$19,986	3.8%	2.6%	2.5%

Segment Adjusted OIBDA(1)	$212,881	$242,581	$29,700	14.0%	12.6%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.6%	44.6%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$1,035,840	$1,084,781	$48,941	4.7%	3.3%	3.2%

Segment Adjusted OIBDA(1)	$407,771	$464,395	$56,624	13.9%	12.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	39.4%	42.8%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the six months ended June 30, 2010, revenue in our North American Physical Business segment increased 4.7% over the six months ended June 30, 2009, primarily due to internal growth of 3.2%. Internal growth was due to storage internal growth of 3.3% related to increased Hard Copy and Data Protection revenues and service internal growth of 3.2%. Current economic factors have led to a moderation in our storage growth rate, as a result of lower new sales and higher destruction rates in our physical business. Core service revenue growth was also constrained by current economic trends and pressures on activity-based services revenues related to the handling and transportation of items in storage. Our core services business yielded negative internal growth of 2.3%, which was more than offset by complementary services revenues internal growth of 19.8%, due primarily to higher recycled paper prices. Additionally, favorable foreign currency rate changes related to Canada resulted in increased 2010 revenue, as measured in U.S. dollars, of 1.5%. Adjusted OIBDA as a percentage of segment revenue increased in 2010 due mainly to productivity gains, pricing actions, disciplined cost management, partially offset by a $4.2 million increase in professional fees (related to project and cost savings initiatives).

International Physical Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$163,997	$174,936	$10,939	6.7%	2.9%	2.3%

Segment Adjusted OIBDA(1)	$31,728	$30,817	$(911)	(2.9)%	(5.8)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.3%	17.6%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$320,670	$354,369	$33,699	10.5%	4.2%	3.8%

Segment Adjusted OIBDA(1)	$60,888	$64,933	$4,045	6.6%	1.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.0%	18.3%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 10.5% during the six months ended June 30, 2010 over the same period last year due to foreign currency fluctuations in 2010, primarily in Europe, which resulted in increased 2010 revenue, as measured in U.S. dollars, compared to 2009 of approximately 6.3%. Total internal revenue growth for the segment was 3.8%, supported by solid 6.0% storage internal growth and strong core services internal growth of 5.1%. These gains were offset slightly by the 8.7% reduction in complementary revenue internal growth. Adjusted OIBDA as a percentage of segment revenue decreased in the three and six months ended June 30, 2010 primarily due to increased compensation expense related to investments in our hybrid records management services, partially offset by productivity gains, pricing actions and disciplined cost management.

Worldwide Digital Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$57,722	$60,560	$2,838	4.9%	5.2%	(0.6)%

Segment Adjusted OIBDA(1)	$13,303	$6,853	$(6,450)	(48.5)%	(47.8)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	23.0%	11.3%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$112,864	$117,147	$4,283	3.8%	3.6%	(1.0)%

Segment Adjusted OIBDA(1)	$23,496	$13,954	$(9,542)	(40.6)%	(40.5)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.8%	11.9%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the six months ended June 30, 2010, revenue in our Worldwide Digital Business segment increased 3.8% over the same period in 2009. Mimosa, which we acquired in February 2010, contributed $5.2 million, or a 4.6% increase in revenue. This increase was offset by lower pricing and longer new sales cycles in our digital business. In the six months ended June 30, 2010, Adjusted OIBDA in the Worldwide Digital Business segment decreased compared to the same period in 2009 due to the impact of revenue mix and increased costs associated with the integration of Mimosa.

Corporate

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2009	2010
Segment Adjusted OIBDA(1)	$(40,436)	$(44,643)	$(4,207)	(10.4)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.4)%	(5.7)%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2009	2010
Segment Adjusted OIBDA(1)	$(78,706)	$(90,252)	$(11,546)	(14.7)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.4)%	(5.8)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the six months ended June 30, 2010, expenses in the Corporate segment increased 14.7% over the six months ended June 30, 2009. This increase is primarily driven by higher professional fees of $5.5 million related to productivity and cost saving initiatives, an insurance deductible of $2.9 million associated with the recent Chilean earthquake, increased stock-based compensation of $1.7 million, other expenses including marketing, recruiting and telephone and, to a lesser extent, increased compensation reflecting merit increases and higher benefit costs.

Liquidity and Capital Resources

        The following is a summary (in thousands) of our cash balances and cash flows as of and for the six months ended June 30,

	2009	2010
Cash flows from operating activities	$248,291	$268,098
Cash flows from investing activities	(137,925)	(290,568)
Cash flows from financing activities	(70,431)	(79,187)
Cash and cash equivalents at the end of period	316,056	340,479

        Net cash provided by operating activities was $268.1 million for the six months ended June 30, 2010 compared to $248.3 million for the six months ended June 30, 2009. The 8.0% increase resulted primarily from an increase in working capital of $28.4 million, an increase in various non-cash charges of $11.5 million, and an increase in realized foreign exchange gains of $8.2 million, offset by a decrease in net income, excluding non-cash charges of $28.3 million over the same period last year.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs, which are included in cash flows from investing activities. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2010 amounted to $138.0 million, $122.9 million and $5.5 million, respectively. For the six months ended June 30, 2010, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $280 million in the year ending December 31, 2010. Included in our estimated capital expenditures for 2010 is approximately $20 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $79.2 million for the six months ended June 30, 2010. During the six months ended June 30, 2010, we had gross borrowings under our revolving credit and term loan facilities and other debt of $39.9 million, $9.2 million of proceeds from the exercise of stock options and employee stock purchase plan and $1.3 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions to repay $66.2 million on our revolving credit and term loans and other debt, $50.6 million to repurchase our common stock and $12.7 million to pay dividends on our common stock.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock. This represented approximately 3% of our outstanding common stock based on the closing price on February 19, 2010. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on March 25, 2010 in the aggregate amount of $12.7 million. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to shareholders of record on June 25, 2010 in the aggregate amount of $12.6 million. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. If we continue the $0.0625 per share quarterly dividend we anticipate that the 2010 annual dividend payout will be approximately $50 million based on our total outstanding shares as of February 19, 2010 (of which the fourth quarter 2010 payment would not be paid until January, 2011, if declared).

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first six months of 2010:

	2010
	Shares	Amount
		(In thousands)
Prior year authorization as of January 1,		$—
Authorizations		150,000
Repurchases paid	(2,022,443)	(50,523)
Repurchases unsettled	(163,200)	(3,750)

Authorization remaining as of June 30,		$95,727

        Financial instruments that potentially subject us to market risk consist principally of cash, money market funds and time deposits. As of June 30, 2010, we had significant concentrations of liquid investments with eight global banks and seven "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of June 30, 2010, our cash and cash equivalent and restricted cash balance was $375.6 million, including money market funds and time deposits amounting to $266.7 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2010 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$12,054
Term Loan Facility(1)	398,250
7 1/4% GBP Senior Subordinated Notes due 2014(2)	225,008
7 3/4% Senior Subordinated Notes due 2015(2)	435,399
6 5/8% Senior Subordinated Notes due 2016(2)	317,282
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	165,751
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,763
6 3/4% Euro Senior Subordinated Notes due 2018(2)	310,185
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,088
Real Estate Mortgages, Capital Leases and Other	205,035

Total Long-term Debt	3,166,815
Less Current Portion	(37,662)

Long-term Debt, Net of Current Portion	$3,129,153

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

        Our credit facility consists of revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765 million (including Canadian dollar and multi-currency revolving credit facilities), and a $410 million term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of June 30, 2010, we had $12.1 million of outstanding borrowings under the revolving credit facility, of which $4.5 million was denominated in U.S. dollars and the remaining balance was denominated in Euro (EUR 2.7 million) and Australian dollars (AUD 5.0 million); we also had various outstanding letters of credit totaling $2.6 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on June 30, 2010, was $750.4 million. The interest rate in effect under the revolving credit facility and term loan facility was 3.2% and 2.1%, respectively, as of June 30, 2010.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA-based calculations as primary measure of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 3.1 as of December 31, 2009 and June 30, 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.8 as of December 31, 2009 and June 30, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of June 30, 2010 and we do not expect the debt covenants and restrictions to limit our recently approved share repurchase program or dividends under our dividend policy as more fully discussed above.

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

        To expand our geographical footprint in Europe, in May 2010 we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) for a cash purchase price of approximately $4.7 million and now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $0.4 million and the fair value of such interest on the date of acquisition was approximately $0.5 million and resulted in a gain being recorded on the date of transaction to other (income) expense, net included in the accompanying consolidated statement of operations of approximately $0.1 million during the second quarter of 2010.

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

        During the quarter ended June 30, 2010, we received payments from our insurance carrier of approximately $21.0 million. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to record gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when cash received to date exceeds the carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. We have reflected approximately $6.4 million of the cash proceeds received to date as proceeds from sales of property and equipment, net, in our statement of cash flows for the six months ended June 30, 2010. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

        In August 2010, we called $200 million of the $431.3 million aggregate principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes") at a redemption price of 101.292% for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest, all of which will be paid in September 2010. We will record a charge to other expense (income), net of approximately $1.8 million in the third quarter of 2010 related to the early extinguishment of the 7 3/4% notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% notes.

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

Net Operating Losses, Research Credits and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards of $91.6 million ($32.0 million, tax effected) which begin to expire in 2019 through 2029, to reduce future federal taxable income at June 30, 2010. We have an asset for state net operating losses of $19.7 million (net of federal tax benefit), which begins to expire in 2010 through 2029, subject to a valuation allowance of approximately 81%. We have assets for foreign net operating losses of $29.7 million, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, at June 30, 2010, we have federal research credits of $2.9 million, which begin to expire in 2010 through 2029 and state research credits of approximately $1 million (net of federal tax benefit) which begin to expire in 2025 through 2029. We also have foreign tax credits of $67.2 million, which begin to expire in 2014 through 2020. Based on current expectations and plans, we expect to fully utilize our foreign tax credit carryforwards prior to their expiration. All figures include amounts recorded as part of the Mimosa acquisition.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2010 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In May 2006, we filed an eviction lawsuit against a tenant, Digital Encoding Factory, LLC ("DEF"), leasing space in our Boyers, Pennsylvania records storage facility for its failure to make required rent payments. In October 2006, DEF and two related companies, EDA Acquisition, LLC, and Media Holdings, LLC, filed a lawsuit against us in U.S. Federal District Court for the Western District of Pennsylvania alleging that they started a digital scanning business in our Boyers, Pennsylvania, records storage facility because we verbally agreed to refer customer digital scanning business in the facility to them (the "Pittsburgh Lawsuit") and promised substantial business. The plaintiffs contended that we breached this alleged verbal agreement and sought to recover damages in the range of $6.5 million to $53.5 million. We disputed the plaintiffs' claims and contended that there was no such verbal agreement. A bench trial occurred in the case in March 2010. In July 2010, we executed an agreement with the plaintiffs settling the case before the judge reached a decision in the matter. The legal proceedings related to this event did not have a material impact to our consolidated results of operations or financial condition.

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. An entity that provided certain security services related to the destroyed facility as a contractor to us is a defendant in an action by the owner of the property, seeking damages in the amount of approximately 10.7 million British pounds sterling for negligence and breach of duty. The security service provider recently petitioned the court hearing the matter to join Iron Mountain (UK) as a third party defendant, seeking contribution in respect of its liability (if any) to the owner of the building, and the court has granted the motion. We believe there are meritorious defenses available to us with respect to the claim. Many claims, including substantial claims, remain outstanding; others have been resolved pursuant to consent orders. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended June 30, 2010. The following table sets forth our common stock repurchased for the three months ended June 30, 2010:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
April 1, 2010 - April 30, 2010	209,125	$27.11	209,125	$133,581
May 1, 2010 - May 31, 2010	560,937	$24.83	560,937	$119,651
June 1, 2010 - June 30, 2010	1,005,618	$23.79	1,005,618	$95,727

Total	1,775,680	$24.51	1,775,680

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

(4)
Dollar amounts represented reflect $150 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

Item 6.    Exhibits

(a)   Exhibits

Exhibit No.	Description
3.1	Amended and Restated Bylaws of Iron Mountain Incorporated. (Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed with the Commission on March 5, 2010, File No. 001-13045.)
4.1
Form of stock certificate representing shares of Common Stock, $.01 par value per share, of Iron Mountain Incorporated. (Incorporated by reference to Exhibit 4.10 to the Company's Registration Statement on Form S-3, filed with the Commission on June 28, 2010, File No. 333-167837.)
10.1	Amendment to the 2002 Stock Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the Commission on June 9, 2010, File No. 001-13045.)
10.2
Amendment to the 2006 Senior Executive Incentive Program. (Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the Commission on June 9, 2010, File No. 001-13045.)

Exhibit No.	Description
10.3	Amendment to the 2003 Senior Executive Incentive Program. (Incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the Commission on June 9, 2010, File No. 001-13045.)
10.4	Restated Compensation Plan for Non-Employee Directors dated as of June 4, 2010. (Filed herewith.)
12	Statement re: Computation of Ratios.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer.
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 5, 2010	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)