Form 10-Q
period 2010-09-30
IRON MOUNTAIN INC
filed 2010-11-08
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

        Number of shares of the registrant's Common Stock at October 25, 2010: 200,129,229

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2009	September 30, 2010
	(As Adjusted— see note 2.a.)
ASSETS
Current Assets:
Cash and cash equivalents	$446,656	$184,173
Restricted cash	—	35,104
Accounts receivable (less allowances of $25,529 and $24,870, respectively)	585,376	590,230
Deferred income taxes	37,924	27,963
Prepaid expenses and other	141,469	157,140

Total Current Assets	1,211,425	994,610
Property, Plant and Equipment:
Property, plant and equipment	4,184,631	4,283,947
Less—Accumulated depreciation	(1,616,431)	(1,785,077)

Net Property, Plant and Equipment	2,568,200	2,498,870
Other Assets, net:
Goodwill	2,534,713	2,333,341
Customer relationships and acquisition costs	438,812	423,538
Deferred financing costs	35,206	30,306
Other	58,478	70,253

Total Other Assets, net	3,067,209	2,857,438

Total Assets	$6,846,834	$6,350,918

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$40,561	$36,756
Accounts payable	175,231	138,364
Accrued expenses	390,860	374,729
Deferred revenue	208,062	197,317

Total Current Liabilities	814,714	747,166
Long-term Debt, net of current portion	3,211,223	2,972,973
Other Long-term Liabilities	105,856	89,747
Deferred Rent	90,503	95,189
Deferred Income Taxes	467,067	478,631
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 203,546,757 shares and 200,432,833 shares, respectively)	2,035	2,005
Additional paid-in capital	1,298,657	1,236,014
Retained earnings	825,014	700,203
Accumulated other comprehensive items, net	27,661	22,317

Total Iron Mountain Incorporated Stockholders' Equity	2,153,367	1,960,539

Noncontrolling Interests	4,104	6,673

Total Equity	2,157,471	1,967,212

Total Liabilities and Equity	$6,846,834	$6,350,918

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2009	2010
Revenues:
Storage	$433,066	$442,470
Service	331,819	340,104

Total Revenues	764,885	782,574
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	321,470	311,516
Selling, general and administrative	218,633	217,226
Depreciation and amortization	81,428	87,287
Goodwill impairment (see Note 2.d.)	—	255,000
Loss (Gain) on disposal/writedown of property, plant and equipment, net	705	(4,480)

Total Operating Expenses	622,236	866,549
Operating Income (Loss)	142,649	(83,975)
Interest Expense (Income), Net (includes Interest Income of $567 and $200, respectively)	59,469	55,657
Other Expense (Income), Net	1,390	(9,166)

Income (Loss) Before Provision (Benefit) for Income Taxes	81,790	(130,466)
Provision (Benefit) for Income Taxes	38,613	20,351

Net Income (Loss)	43,177	(150,817)
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(9)	2,959

Net Income (Loss) Attributable to Iron Mountain Incorporated	$43,186	$(153,776)

Earnings (Losses) per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.21	$(0.76)

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.21	$(0.76)

Weighted Average Common Shares Outstanding—Basic	203,216	201,249

Weighted Average Common Shares Outstanding—Diluted	204,893	201,249

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Revenues:
Storage	$1,258,733	$1,313,362
Service	975,526	1,025,509

Total Revenues	2,234,259	2,338,871
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	951,148	945,275
Selling, general and administrative	644,880	686,734
Depreciation and amortization	236,388	258,389
Goodwill impairment (see Note 2.d.)	—	255,000
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(57)	(5,677)

Total Operating Expenses	1,832,359	2,139,721
Operating Income (Loss)	401,900	199,150
Interest Expense (Income), Net (includes Interest Income of $1,934 and $1,000, respectively)	170,165	168,464
Other (Income) Expense, Net	(9,849)	3,672

Income (Loss) Before Provision (Benefit) for Income Taxes	241,584	27,014
Provision (Benefit) for Income Taxes	83,951	110,240

Net Income (Loss)	157,633	(83,226)
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(1,990)	3,692

Net Income (Loss) Attributable to Iron Mountain Incorporated	$159,623	$(86,918)

Earnings (Losses) per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.79	$(0.43)

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.78	$(0.43)

Weighted Average Common Shares Outstanding—Basic	202,595	202,612

Weighted Average Common Shares Outstanding—Diluted	204,135	202,612

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008, as adjusted (see Note 2.a.)	$1,818,553	$—	201,931,332	$2,019	$1,250,064	$604,137	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,282	39,510	—	1,400,671	14	39,496	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	47,406	47,406	—	—	—	—	46,037	1,369
Net income (loss)	157,633	157,633	—	—	—	159,623	—	(1,990)

Comprehensive Income (Loss)		$205,039	—	—	—	—	—	—

Noncontrolling interests equity contributions	578		—	—	—	—	—	578
Noncontrolling interests dividends	(1,381)		—	—	—	—	—	(1,381)

Balance, September 30, 2009	$2,062,299		203,332,003	$2,033	$1,289,560	$763,760	$4,822	$2,124

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009, as adjusted (see Note 2.a.)	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,913	29,992	—	876,710	9	29,983	—	—	—
Stock options issued in connection with acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(94,662)	—	(3,990,634)	(39)	(94,623)	—	—	—
Parent cash dividends declared (See Note 9)	(37,893)	—	—	—	—	(37,893)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(5,015)	(5,015)	—	—	—	—	(5,344)	329
Net income (loss)	(83,226)	(83,226)	—	—	—	(86,918)	—	3,692

Comprehensive Income (Loss)		$(88,241)	—	—	—	—	—	—

Noncontrolling interests dividends	(1,452)		—	—	—	—	—	(1,452)

Balance, September 30, 2010	$1,967,212		200,432,833	$2,005	$1,236,014	$700,203	$22,317	$6,673

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2009	2010
Net Income (Loss)	$43,177	$(150,817)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	38,994	46,993

Total Other Comprehensive Income (Loss)	38,994	46,993

Comprehensive Income (Loss)	82,171	(103,824)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(399)	3,672

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$82,570	$(107,496)

	Nine Months Ended September 30,
	2009	2010
Net Income (Loss)	$157,633	$(83,226)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	47,406	(5,015)

Total Other Comprehensive Income (Loss)	47,406	(5,015)

Comprehensive Income (Loss)	205,039	(88,241)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(621)	4,021

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$205,660	$(92,262)

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2009	2010
Cash Flows from Operating Activities:
Net income (loss)	$157,633	$(83,226)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	210,009	229,040
Amortization (includes deferred financing costs and bond discount of $3,798 and $3,985, respectively)	30,177	33,334
Goodwill impairment	—	255,000
Stock-based compensation expense	13,987	15,559
Provision for deferred income taxes	42,556	36,366
Loss on early extinguishment of debt	3,031	1,792
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(57)	(5,677)
Foreign currency transactions and other, net	(12,196)	20,197
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(34,510)	5,976
Prepaid expenses and other current assets	(3,165)	(6,611)
Accounts payable	(5,613)	(7,510)
Accrued expenses, deferred revenue and other current liabilities	21,651	(60,718)
Other assets and long-term liabilities	10,387	11,514

Cash Flows from Operating Activities	433,890	445,036
Cash Flows from Investing Activities:
Capital expenditures	(216,013)	(201,829)
Cash paid for acquisitions, net of cash acquired	(1,963)	(123,598)
Additions to customer relationship and acquisition costs	(7,152)	(10,065)
Investment in restricted cash	—	(35,102)
Proceeds from sales of property and equipment and other, net	1,478	18,038

Cash Flows from Investing Activities	(223,650)	(352,556)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(177,533)	(91,311)
Proceeds from revolving credit and term loan facilities and other debt	18,625	43,500
Early retirement of senior subordinated notes	(447,874)	(202,584)
Net proceeds from sales of senior subordinated notes	539,688	—
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	794	52
Stock repurchases	—	(93,693)
Parent cash dividends	—	(25,361)
Proceeds from exercise of stock options and employee stock purchase plan	20,098	12,440
Excess tax benefits from stock-based compensation	5,282	1,913
Payment of debt financing costs	(1,307)	—

Cash Flows from Financing Activities	(42,227)	(355,044)
Effect of Exchange Rates on Cash and Cash Equivalents	2,880	81

Increase (Decrease) in Cash and Cash Equivalents	170,893	(262,483)
Cash and Cash Equivalents, Beginning of Period	278,370	446,656

Cash and Cash Equivalents, End of Period	$449,263	$184,173

Supplemental Information:
Cash Paid for Interest	$175,674	$186,356

Cash Paid for Income Taxes	$52,867	$104,351

Non-Cash Investing and Financing Activities:
Capital Leases	$42,590	$24,949

Accrued Capital Expenditures	$28,111	$25,901

Dividends Payable	$—	$12,532

Unsettled Purchases of Parent Common Stock	$—	$970

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

(2) Summary of Significant Accounting Policies

  a.    Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12,225 as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4,711 recorded to other (income) expense, net in the nine months ended September 30, 2010 to recognize the immaterial differences arising in 2008 and 2009. Had the annual financial statements been revised, operating income, pretax income and net income attributable to Iron Mountain Incorporated in calendar 2008 would have been decreased by $6,950, $11,700 and $9,039, respectively, and operating income, pretax income and net income attributable to Iron Mountain Incorporated in calendar 2009 would have been increased by $3,714, $7,041 and $4,957, respectively. Operating income and pretax income would have been decreased by $643 and $2,041, and net income attributable to Iron Mountain Incorporated would have been increased by $284 in the three months ended September 30, 2009, respectively, if the financial statements had been revised to reflect the effect of eliminating the reporting lag for IME, and operating income, pretax income and net income attributable to Iron Mountain Incorporated would have been increased by $2,878, $7,701 and $8,458 in the nine months ended September 30, 2009, respectively. In addition, revenue, operating income, pretax income and net income attributable to Iron Mountain Incorporated for the three and nine months

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

ended September 30, 2010 would not have changed materially had we not eliminated the two-month reporting lag. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2009. All intercompany account balances have been eliminated.

  b.    Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in short-term securities which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        We have restricted cash associated with our worker's compensation self-insurance program, which represents a collateral trust agreement with our insurance carrier. The restricted cash subject to this agreement was $35,104 as of September 30, 2010 and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

  c.    Foreign Currency Translation and Foreign Currency Transaction Gains and Losses

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, are included in other expense (income), net, on our consolidated statements of operations. We recorded a net gain of $908 and $10,546 for the three and nine months ended September 30, 2009, respectively, and a net gain of $4,385 and a net loss of $4,505 for the three and nine months ended September 30, 2010, respectively, of foreign currency transactions gains and losses.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2009, and noted no impairment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. We perform our goodwill impairment analysis at our reporting unit level, which as of October 1, 2009 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Our North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify and Latin America reporting units had fair values as of October 1, 2009 that significantly exceeded their carrying values. Our Asia Pacific reporting unit had a fair value that exceeded its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving its forecasted results could result in goodwill impairment in future periods. We concluded during the quarter ended September 30, 2010, based on integration activity since October 1, 2009, that our previous Worldwide Digital Business (excluding Stratify) and Stratify reporting units are now one reporting unit, referred to as Worldwide Digital Business. As of September 30, 2010, no factors were identified that would alter our October 1, 2009 goodwill assessment, other than those related to our Worldwide Digital Business reporting unit discussed below.

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

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as more fully discussed at Note 2.o. and; (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as more fully discussed at Note 10. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. Our estimate is subject to the refinement of forecast assumptions and results and valuation analyses necessary to calculate an implied fair value for goodwill. After the provisional impairment, the remaining recorded value for the Worldwide Digital Business reporting unit is $65,227. We will finalize this estimate and record any necessary adjustments in the fourth quarter of 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each operating segment for the nine months ended September 30, 2010 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2009	$1,720,446	$560,218	$254,049	$2,534,713
Non-deductible goodwill acquired during the year	—	3,561	70,978	74,539
Adjustments to purchase reserves	(401)	—	—	(401)
Allocated to divestiture (See Note 10)	—	—	(4,800)	(4,800)
Goodwill impairment	—	—	(255,000)	(255,000)
Fair value and other adjustments(1)	746	1,458	—	2,204
Currency effects	3,817	(21,731)	—	(17,914)

Balance as of September 30, 2010	$1,724,608	$543,506	$65,227	$2,333,341

(1)
Fair value and other adjustments primarily include $776 of adjustments to property, plant and equipment, net, and deferred income taxes, as well as $1,428 of cash paid related to prior year's acquisitions.

        The components of our amortizable intangible assets at September 30, 2010 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$585,146	$(161,608)	$423,538
Core Technology(1)	73,374	(31,586)	41,788
Trademarks and Non-Compete Agreements(1)	7,355	(5,602)	1,753
Deferred Financing Costs	50,066	(19,760)	30,306

Total	$715,941	$(218,556)	$497,385

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

  e.    Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2009 was $4,851 ($3,690 after tax or $0.02 per basic and diluted share) and $13,987

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

($10,936 after tax or $0.05 per basic and diluted share), respectively, and for the three and nine months ended September 30, 2010 was $4,750 ($3,819 after tax or $0.02 per basic and diluted share) and $15,559 ($12,240 after tax or $0.06 per basic and diluted share), respectively.

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $5,282 and $1,913 for the nine months ended September 30, 2009 and 2010, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of September 30, 2010, ten-year vesting options represent 7.3% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the nine months ended September 30, 2009 and 2010 was $9.83 and $7.93 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Nine Months Ended September 30,
Weighted Average Assumption	2009	2010
Expected volatility	32.1%	32.7%
Risk-free interest rate	2.65%	2.50%
Expected dividend yield	None	1%
Expected life of the option	6.4 years	6.4 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the nine months ended September 30, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,099,361	$24.06
Granted	2,264,725	23.78
Issued in Connection with Acquisitions	257,366	8.67
Exercised	(760,291)	12.98
Forfeited	(858,891)	26.88
Expired	(420,578)	27.89

Outstanding at September 30, 2010	12,581,692	$24.06	7.15	$23,699

Options exercisable at September 30, 2010	6,175,521	$22.36	5.79	$19,950

        The following table provides the aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2009 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Aggregate intrinsic value of stock options exercised	$9,343	$2,856	$17,983	$8,820

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a four-to- five year vesting period. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the exercise price (which is typically zero).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSUs activity for the nine months ended September 30, 2010 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	2,276	$28.36
Granted	120,019	22.08
Vested	(452)	28.36
Forfeited	—	—

Non-vested at September 30, 2010	121,843	$22.17

        No restricted stock or RSUs vested during the three and nine months ended September 30, 2009. The total fair value of restricted stock and RSUs vested for both the three and nine months ended September 30, 2010 was $13.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 and the number of shares available for purchase under the ESPP was increased to 3,487,500. For the nine months ended September 30, 2009 and 2010, there were 136,966 shares and 137,200 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at September 30, 2010 was 674,501.

        As of September 30, 2010, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $56,409 and is expected to be recognized over a weighted-average period of 4.0 years.

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

        The following table presents the calculation of basic and diluted net income (loss) per share attributable to Iron Mountain Incorporated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Net income (loss) attributable to Iron Mountain Incorporated	$43,186	$(153,776)	$159,623	$(86,918)

Weighted-average shares—basic	203,216,000	201,249,000	202,595,000	202,612,000
Effect of dilutive potential stock options	1,676,744	—	1,539,687	—
Effect of dilutive potential restricted stock and RSUs	166	—	55	—

Weighted-average shares—diluted	204,892,910	201,249,000	204,134,742	202,612,000

Net income (loss) per share attributable to Iron Mountain Incorporated—basic	$0.21	$(0.76)	$0.79	$(0.43)

Net income (loss) per share attributable to Iron Mountain Incorporated—diluted	$0.21	$(0.76)	$0.78	$(0.43)

Antidilutive stock options, excluded from the calculation	7,534,625	10,904,632	7,951,551	9,193,357

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products is recognized when shipped to the customer and title has passed to the customer. Sales of software licenses are recognized at the time of product delivery to our customer or reseller and maintenance and support agreements are recognized ratably over the term of the agreement. Software license sales and maintenance and support accounted for less than 1% of our annual 2009 and the first nine months of 2010 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

  i.    Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2010 were (15.6%) and 408.1%, respectively. For the three months ended September 30, 2010, we recorded a tax provision of $20,351 on a pre-tax loss of $130,466 which resulted in a negative effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2010 is a goodwill impairment charge, of which a majority

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits were offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate.

        Our effective tax rates for the three and nine months ended September 30, 2009 were 47.2% and 34.8%, respectively. During the three and nine months ended September 30, 2009, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 7.2% for the nine months ended September 30, 2009, and had no significant impact on our effective tax rate for the three months ended September 30, 2009. During the three months ended September 30, 2009, we recorded a change in our estimate of the annual effective tax rate and other discrete items including changes in estimates and adjustments related to the filing of our 2008 federal, state and certain foreign tax returns. Together these items increased the effective tax rate by 7.3% and 3.3% for the three and nine months ended September 30, 2009, respectively.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not. There were no material changes related to uncertain tax positions during the nine months ended September 30, 2010, except as discussed above.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $1,039 and $2,775 for gross interest and penalties for the three and nine months ended September 30, 2009, respectively. We recorded a reduction of $4,214 and $1,464 for gross interest and penalties for the three and nine months ended September 30, 2010, respectively. We had $12,874 and $11,410 accrued for the payment of interest and penalties as of December 31, 2009 and September 30, 2010, respectively.

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

          Level 3—Unobservable inputs that reflect our assumptions about the assumptions that market participants would use in pricing the asset or liability.

        The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value Measurements at September 30, 2010 Using
Description	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$18,649	$—		$18,649		$—
Time Deposits(1)	73,986	—		73,986		—
Trading Securities	9,471	8,743	(2)	728	(1)	—
Derivative Liabilities(3)	5,737	—		5,737		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2010, except goodwill calculated based on Level 3 inputs, more fully disclosed at Note 2.d.

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

  m.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2009 and September 30, 2010, respectively.

  n.    Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Foreign currency transaction (gains) losses, net	$(908)	$(4,385)	$(10,546)	$4,505
Debt extinguishment expense	3,031	1,792	3,031	1,792
Other, net	(733)	(6,573)	(2,334)	(2,625)

	$1,390	$(9,166)	$(9,849)	$3,672

  o.    Property, Plant and Equipment

        We develop various software applications for internal use. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent of the time spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Capitalized software costs are depreciated over the estimated useful life of the software beginning when the software is placed in

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

service. During the quarter ending September 30, 2010, we wrote off approximately $4,900 of previously deferred software costs related to our Worldwide Digital Business segment, primarily internal labor costs, associated with certain software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2009 and September 30, 2010, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of September 30, 2010, we had an outstanding forward contract to purchase 191,601 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with IME. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. During the three and nine months ended September 30, 2009, there was $0 and $2,392 in net cash disbursements, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. During the three and nine months ended September 30, 2010, there was $3,280 in net cash disbursements and $6,726 in net cash receipts, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

our derivative instruments as of December 31, 2009 and September 30, 2010 and their gains and losses for the three and nine months ended September 30, 2009 and 2010:

	Asset Derivatives
	December 31, 2009		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$4,115	Current assets	$—

Total		$4,115		$—

	Liability Derivatives
	December 31, 2009		September 30, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current liabilities	$—	Current liabilities	$5,737

Total		$—		$5,737

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2009	2010	2009	2010
Foreign exchange contracts	Other (income) expense, net	$(4,332)	$10,022	$11,838	$3,127

Total		$(4,332)	$10,022	$11,838	$3,127

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2009 and 2010, we designated on average 102,333 and 75,667 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $4,352 ($2,706, net of tax) and $80 for the three and nine months ended September 30, 2009, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange losses of $10,305 ($6,442, net of tax) and foreign exchange gains $5,331 ($3,332, net of tax) for the three and nine months ended September 30, 2010, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of September 30, 2010, net gains of $6,691 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended September 30, 2010 are not presented due to the insignificant impact of the 2010 acquisitions on our consolidated results of operations.

        In February 2010, we acquired 100% of Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions, for approximately $112,000 in cash and approximately $2,000 in fair value of options issued. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk and lower their eDiscovery and storage costs. Goodwill associated with the Mimosa acquisition was allocated to the Worldwide Digital Business. We deposited $11,200 of the cash consideration payable in our acquisition of Mimosa into escrow to secure certain indemnification obligations of the former stockholders of Mimosa (the "Mimosa Stockholders") and to satisfy certain other obligations of the Mimosa Stockholders. On the 15-month anniversary of the closing of the acquisition, or May 16, 2011, amounts remaining in the escrow fund will be distributed to the Mimosa Stockholders, minus (i) $750 which shall continue to be held as security for certain types of claims and (ii) any amounts held for unresolved indemnification claims made by us. On the 24-month anniversary of the closing, or February 16, 2012, the balance of the escrow fund less any amounts held for unresolved claims will be distributed to the Mimosa Stockholders. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the Mimosa Stockholders and the subsequent completion of the analyses of the fair value of Mimosa's assets and liabilities and certain tax matters. The analyses include examination of the underlying books and tax records, completion of an appraisal of certain intangible assets and liabilities and a full assessment of legal and tax contingencies.

        To expand our geographical footprint in Europe, in May 2010 we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) for a cash purchase price of approximately $4,700, and we now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $416 and the fair value of such interest on the date of acquisition was approximately $473 and resulted in a gain being recorded on the date of the transaction to other (income) expense, net of approximately $57 during the second quarter of 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the consideration paid for acquisitions in 2010 and the allocation of the purchase price of the acquisitions is as follows:

Cash Paid (gross of cash acquired)(1)	$115,872
Fair Value of Options Issued	1,997
Fair Value of Previously Held Equity Interest	473

Total Consideration	118,342
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses, Deferred Income Taxes and Other	28,362
Property, Plant and Equipment(2)	2,087
Customer Relationship Assets(3)	7,765
Core Technology(3)	22,000
Liabilities Assumed(4)	(16,411)

Total Fair Value of Identifiable Net Assets Acquired	43,803

Recorded Goodwill	$74,539

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the nine months ended September 30, 2009 and 2010 are contingent and other payments of $1,963 and $8,540, respectively, related to acquisitions made in previous years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2009		September 30, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$21,799	$21,799	$—	$—
Term Loan Facility(1)	400,300	400,300	397,225	397,225
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	238,920	236,531	236,985	235,800
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	435,856	433,411	233,356	233,857
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,035	313,200	317,406	321,392
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	166,810	165,142	169,855	175,375
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	207,750	200,000	212,750
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,749	48,464	49,770	53,629
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	363,166	343,562	345,290	344,806
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	305,250	300,000	315,750
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,002	567,188	548,131	592,625
Real Estate Mortgages, Capital Leases and Other(5)	210,147	210,147	211,711	211,711

Total Long-term Debt	3,251,784		3,009,729
Less Current Portion	(40,561)		(36,756)

Long-term Debt, Net of Current Portion	$3,211,223		$2,972,973

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2009 and September 30, 2010, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2009 and September 30, 2010, respectively.

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

        Our credit facility consists of (i) revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410,000 term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of September 30, 2010, we had no outstanding borrowings under the revolving credit facility; we had various outstanding letters of credit totaling $2,507. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on September 30, 2010, was $762,493. The interest rate in effect under the term loan facility was 1.8% as of September 30, 2010. For the three and nine months ended September 30, 2009, we recorded commitment fees of $473 and $1,448, respectively, and for the three and nine months ended September 30, 2010, we recorded commitment fees of $599 and $1,751, respectively, based on the unused balances under our revolving credit facilities.

        In September 2010, we redeemed $200,000 of the $431,255 aggregate principal amount outstanding of the 7 3/4% notes due 2015 at a redemption price of 101.292% for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1,792 in the third quarter of 2010 related to the early extinguishment of the 7 3/4% notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% notes that were redeemed.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 3.0 as of December 31, 2009 and September 30, 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.5 as of December 31, 2009 and September 30, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2009 and September 30, 2010 and for the three and nine months ended September 30, 2009 and 2010.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$4,915	$75,563	$24,972	$78,723	$—	$184,173
Restricted Cash	35,104	—	—	—	—	35,104
Accounts Receivable	—	384,772	39,684	165,774	—	590,230
Intercompany Receivable	1,344,822	—	7,895	—	(1,352,717)	—
Other Current Assets	101	118,353	13,582	53,067	—	185,103

Total Current Assets	1,384,942	578,688	86,133	297,564	(1,352,717)	994,610
Property, Plant and Equipment, Net	—	1,557,014	202,336	739,520	—	2,498,870
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,419,695	1,000	—	—	(1,420,695)	—
Investment in Subsidiaries	1,826,764	1,563,444	—	—	(3,390,208)	—
Goodwill	—	1,573,930	195,359	564,052	—	2,333,341
Other	28,377	309,020	11,586	176,568	(1,454)	524,097

Total Other Assets, Net	3,274,836	3,447,394	206,945	740,620	(4,812,357)	2,857,438

Total Assets	$4,659,778	$5,583,096	$495,414	$1,777,704	$(6,165,074)	$6,350,918

Liabilities and Equity
Intercompany Payable	$—	$1,286,060	$—	$66,657	$(1,352,717)	$—
Current Portion of Long-term Debt	4,702	20,114	2,436	9,504	—	36,756
Total Other Current Liabilities	65,622	440,510	37,852	166,426	—	710,410
Long-term Debt, Net of Current Portion	2,624,062	70,681	184,558	93,672	—	2,972,973
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,419,695	—	—	(1,420,695)	—
Other Long-term Liabilities	3,853	533,778	23,682	103,708	(1,454)	663,567
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,960,539	1,812,258	246,886	1,331,064	(3,390,208)	1,960,539
Noncontrolling Interests	—	—	—	6,673	—	6,673

Total Equity	1,960,539	1,812,258	246,886	1,337,737	(3,390,208)	1,967,212

Total Liabilities and Equity	$4,659,778	$5,583,096	$495,414	$1,777,704	$(6,165,074)	$6,350,918

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$315,917	$24,399	$92,750	$—	$433,066
Service	—	217,847	24,042	89,930	—	331,819

Total Revenues	—	533,764	48,441	182,680	—	764,885
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	207,996	19,289	94,185	—	321,470
Selling, General and Administrative	25	157,243	8,214	53,151	—	218,633
Depreciation and Amortization	62	57,319	4,087	19,960	—	81,428
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	855	(30)	(120)	—	705

Total Operating Expenses	87	423,413	31,560	167,176	—	622,236

Operating (Loss) Income	(87)	110,351	16,881	15,504	—	142,649
Interest Expense (Income), Net	53,257	(7,357)	10,702	2,867	—	59,469
Other (Income) Expense, Net	(688)	(971)	—	3,049	—	1,390

(Loss) Income Before Provision (Benefit) for Income Taxes	(52,656)	118,679	6,179	9,588	—	81,790
Provision (Benefit) for Income Taxes	—	31,499	1,082	6,032	—	38,613
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(95,842)	(7,648)	—	—	103,490	—

Net Income (Loss)	43,186	94,828	5,097	3,556	(103,490)	43,177
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(9)	—	(9)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$43,186	$94,828	$5,097	$3,565	$(103,490)	$43,186

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$318,442	$27,665	$96,363	$—	$442,470
Service	—	219,672	28,036	92,396	—	340,104

Total Revenues	—	538,114	55,701	188,759	—	782,574
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	191,620	21,292	98,604	—	311,516
Selling, General and Administrative	7	152,568	9,074	55,577	—	217,226
Depreciation and Amortization	49	60,411	4,770	22,057	—	87,287
Goodwill Impairment (See Note 2.d.)	—	255,000	—	—	—	255,000
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	4,833	2	(9,315)	—	(4,480)

Total Operating Expenses	56	664,432	35,138	166,923	—	866,549

Operating (Loss) Income	(56)	(126,318)	20,563	21,836	—	(83,975)
Interest Expense (Income), Net	48,901	(8,110)	11,160	3,706	—	55,657
Other Expense (Income), Net	49,579	(7,944)	(2)	(50,799)	—	(9,166)

(Loss) Income Before Provision (Benefit) for Income Taxes	(98,536)	(110,264)	9,405	68,929	—	(130,466)
Provision (Benefit) for Income Taxes	—	18,988	1,377	(14)	—	20,351
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	55,240	(73,754)	—	—	18,514	—

Net (Loss) Income	(153,776)	(55,498)	8,028	68,943	(18,514)	(150,817)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,959	—	2,959

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(153,776)	$(55,498)	$8,028	$65,984	$(18,514)	$(153,776)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$932,551	$67,559	$258,623	$—	$1,258,733
Service	—	652,945	69,617	252,964	—	975,526

Total Revenues	—	1,585,496	137,176	511,587	—	2,234,259
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	627,247	57,629	266,272	—	951,148
Selling, General and Administrative	65	476,533	23,497	144,785	—	644,880
Depreciation and Amortization	172	169,403	11,211	55,602	—	236,388
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,131	114	(1,302)	—	(57)

Total Operating Expenses	237	1,274,314	92,451	465,357	—	1,832,359

Operating (Loss) Income	(237)	311,182	44,725	46,230	—	401,900
Interest Expense (Income), Net	152,023	(20,742)	30,877	8,007	—	170,165
Other Expense (Income), Net	49,282	(4,054)	—	(55,077)	—	(9,849)

(Loss) Income Before Provision (Benefit) for Income Taxes	(201,542)	335,978	13,848	93,300	—	241,584
Provision (Benefit) for Income Taxes	—	69,615	2,107	12,229	—	83,951
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(361,165)	(92,110)	—	—	453,275	—

Net Income (Loss)	159,623	358,473	11,741	81,071	(453,275)	157,633
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(1,990)	—	(1,990)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$159,623	$358,473	$11,741	$83,061	$(453,275)	$159,623

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$948,672	$82,097	$282,593	$—	$1,313,362
Service	—	670,774	85,106	269,629	—	1,025,509

Total Revenues	—	1,619,446	167,203	552,222	—	2,338,871
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	597,036	64,271	283,968	—	945,275
Selling, General and Administrative	54	494,566	27,207	164,907	—	686,734
Depreciation and Amortization	158	179,395	14,057	64,779	—	258,389
Goodwill Impairment (See Note 2.d.)	—	255,000	—	—	—	255,000
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	3,594	(53)	(9,218)	—	(5,677)

Total Operating Expenses	212	1,529,591	105,482	504,436	—	2,139,721

Operating (Loss) Income	(212)	89,855	61,721	47,786	—	199,150
Interest Expense (Income), Net	148,360	(24,132)	33,525	10,711	—	168,464
Other (Income) Expense , Net	(9,520)	(7,683)	(10)	20,885	—	3,672

(Loss) Income Before Provision (Benefit) for Income Taxes	(139,052)	121,670	28,206	16,190	—	27,014
Provision (Benefit) for Income Taxes	—	100,483	7,583	2,174	—	110,240
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(52,134)	(29,926)	—	—	82,060	—

Net (Loss) Income	(86,918)	51,113	20,623	14,016	(82,060)	(83,226)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,692	—	3,692

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(86,918)	$51,113	$20,623	$10,324	$(82,060)	$(86,918)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2009
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(150,371)	$481,606	$21,859	$80,796	$—	$433,890
Cash Flows from Investing Activities:
Capital expenditures	—	(135,309)	(13,698)	(67,006)	—	(216,013)
Cash paid for acquisitions, net of cash acquired	—	(186)	—	(1,777)	—	(1,963)
Intercompany loans to subsidiaries	159,359	4,212	—	—	(163,571)	—
Investment in subsidiaries	(71,836)	(71,836)	—	—	143,672	—
Additions to customer relationship and acquisition costs	—	(4,553)	(448)	(2,151)	—	(7,152)
Proceeds from sales of property and equipment and other, net	—	1,036	39	403	—	1,478

Cash Flows from Investing Activities	87,523	(206,636)	(14,107)	(70,531)	(19,899)	(223,650)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(53,134)	(13,841)	(91,459)	(19,099)	—	(177,533)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	18,625	—	18,625
Early retirement of senior subordinated notes	(447,874)	—	—	—	—	(447,874)
Net proceeds from sales of senior subordinated notes	539,688	—	—	—	—	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	794	—	794
Intercompany loans from parent	—	(160,435)	4,229	(7,365)	163,571	—
Equity contribution from parent	—	71,836	65,000	6,836	(143,672)	—
Proceeds from exercise of stock options and employee stock purchase plan	20,098	—	—	—	—	20,098
Excess tax benefits from stock-based compensation	5,282	—	—	—	—	5,282
Payment of debt financing costs	(1,212)	—	(37)	(58)	—	(1,307)

Cash Flows from Financing Activities	62,848	(102,440)	(22,267)	(267)	19,899	(42,227)
Effect of exchange rates on cash and cash equivalents	—	—	264	2,616	—	2,880

Increase (Decrease) in cash and cash equivalents	—	172,530	(14,251)	12,614	—	170,893
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$383,166	$2,818	$63,279	$—	$449,263

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non-Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(143,760)	$445,514	$36,408	$106,874	$—	$445,036
Cash Flows from Investing Activities:
Capital expenditures	—	(114,827)	(14,170)	(72,832)	—	(201,829)
Cash paid for acquisitions, net of cash acquired	—	(112,346)	—	(11,252)	—	(123,598)
Intercompany loans to subsidiaries	504,552	(2,885)	—	—	(501,667)	—
Investment in subsidiaries	(10,415)	(10,415)	—	—	20,830	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(7,428)	(561)	(2,076)	—	(10,065)
Proceeds from sales of property and equipment and other, net	—	5,240	93	12,705	—	18,038

Cash Flows from Investing Activities	459,035	(242,661)	(14,638)	(73,455)	(480,837)	(352,556)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(3,075)	(19,242)	(1,840)	(67,154)	—	(91,311)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	43,500	—	43,500
Early retirement of senior subordinated notes	(202,584)	—	—	—	—	(202,584)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	52	—	52
Intercompany loans from parent	—	(501,051)	1,160	(1,776)	501,667	—
Equity contribution from parent	—	10,415	—	10,415	(20,830)	—
Stock repurchases	(93,693)	—	—	—	—	(93,693)
Parent cash dividends	(25,361)	—	—	—	—	(25,361)
Proceeds from exercise of stock options and employee stock purchase plan	12,440	—	—	—	—	12,440
Excess tax benefits from stock-based compensation	1,913	—	—	—	—	1,913

Cash Flows from Financing Activities	(310,360)	(509,878)	(680)	(14,963)	480,837	(355,044)
Effect of exchange rates on cash and cash equivalents	—	—	(24)	105	—	81

Increase (Decrease) in cash and cash equivalents	4,915	(307,025)	21,066	18,561	—	(262,483)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$4,915	$75,563	$24,972	$78,723	$—	$184,173

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended September 30, 2009
Total Revenues	$530,327	$178,260	$56,298	$—	$764,885
Depreciation and Amortization	43,719	19,619	9,451	8,639	81,428
Depreciation	40,756	16,296	6,774	8,577	72,403
Amortization	2,963	3,323	2,677	62	9,025
Adjusted OIBDA	221,455	32,795	12,285	(41,753)	224,782
Expenditures for Segment Assets	45,351	28,352	5,726	5,936	85,365
Capital Expenditures	43,893	26,582	5,726	5,936	82,137
Cash Paid for Acquisitions, Net of Cash acquired	—	515	—	—	515
Additions to Customer Relationship and Acquisition Costs	1,458	1,255	—	—	2,713
Three Months Ended September 30, 2010
Total Revenues	542,962	183,880	55,732	—	782,574
Depreciation and Amortization	46,852	21,630	9,851	8,954	87,287
Depreciation	43,982	18,156	6,245	8,905	77,288
Amortization	2,870	3,474	3,606	49	9,999
Adjusted OIBDA	255,726	33,599	5,925	(41,418)	253,832
Expenditures for Segment Assets	35,361	22,264	4,069	7,359	69,053
Capital Expenditures	31,511	20,079	4,872	7,359	63,821
Cash Paid for Acquisitions, Net of Cash acquired	—	1,458	(803)	—	655
Additions to Customer Relationship and Acquisition Costs	3,850	727	—	—	4,577
Nine Months Ended September 30, 2009
Total Revenues	1,566,167	498,930	169,162	—	2,234,259
Depreciation and Amortization	129,046	54,611	27,341	25,390	236,388
Depreciation	120,214	45,142	19,435	25,218	210,009
Amortization	8,832	9,469	7,906	172	26,379
Adjusted OIBDA	629,226	93,683	35,781	(120,459)	638,231
Total Assets(1)	4,518,274	1,649,209	422,260	116,482	6,706,225
Expenditures for Segment Assets	116,594	76,166	14,992	17,376	225,128
Capital Expenditures	111,383	72,262	14,992	17,376	216,013
Cash Paid for Acquisitions, Net of Cash acquired	186	1,777	—	—	1,963
Additions to Customer Relationship and Acquisition Costs	5,025	2,127	—	—	7,152
Nine Months Ended September 30, 2010
Total Revenues	1,627,743	538,249	172,879	—	2,338,871
Depreciation and Amortization	138,115	63,578	29,285	27,411	258,389
Depreciation	129,525	53,160	19,102	27,253	229,040
Amortization	8,590	10,418	10,183	158	29,349
Adjusted OIBDA	720,121	98,532	19,879	(131,670)	706,862
Total Assets(1)	4,268,610	1,703,592	222,529	156,187	6,350,918
Expenditures for Segment Assets	102,566	86,062	122,153	24,711	335,492
Capital Expenditures	92,605	72,736	11,777	24,711	201,829
Cash Paid for Acquisitions, Net of Cash acquired	1,970	11,252	110,376	—	123,598
Additions to Customer Relationship and Acquisition Costs	7,991	2,074	—	—	10,065

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

(Unaudited)

(7) Segment Information (Continued)

income before depreciation, amortization, goodwill impairment and (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Adjusted OIBDA	$224,782	$253,832	$638,231	$706,862
Less: Depreciation and Amortization	81,428	87,287	236,388	258,389
Goodwill Impairment (See Note 2.d.)	—	255,000	—	255,000
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	705	(4,480)	(57)	(5,677)
Interest Expense (Income), Net	59,469	55,657	170,165	168,464
Other Expense (Income), Net	1,390	(9,166)	(9,849)	3,672

Income (Loss) before Provision (Benefit) for Income Taxes	$81,790	$(130,466)	$241,584	$27,014

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

c.     London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. In early July 2010, an entity that provided certain security services related to the destroyed facility as a contractor to us and which was a defendant in an action by the owner of the property seeking damages for negligence and breach of duty, petitioned the court hearing the matter to join Iron Mountain (UK) as a third party defendant, seeking contribution in respect of its liability (if any) to the owner of the building. In August 2010, after we filed a summary argument in response, the petition was formally withdrawn by such entity. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

d.     Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received cumulative year-to-date payments from our insurance carriers of approximately $21,000. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We have recorded net gains on the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

disposal/writedown of property, plant and equipment, net in our statement of operations of $9,368 in the three months ended September 30, 2010. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. We have reflected approximately $13,000 of the cash proceeds received to date as proceeds from sales of property and equipment, net in our statement of cash flows for the nine months ended September 30, 2010 as a result of the settlement of a portion of the property component of our claim. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

e.     New Zealand Earthquake

        As a result of the September 2010 earthquake in New Zealand, we experienced damage to one of our leased records management facilities in that region. The facility was not destroyed by fire or significantly impacted by water damage. However, some of the racking included in the building was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to recognize gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property, plant and equipment and other, net included in the investing activities section when received. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

f.      Brazilian Litigation

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 1,700 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. We intend to defend this case vigorously. While we

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

(9) Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock and in October 2010, our board of directors authorized up to an additional $200,000 of such purchases, for a total of $350,000. This represented less than 10% of our outstanding common stock based on the closing price on the dates the programs were announced. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on March 25, 2010 in the aggregate amount of $12,720. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to shareholders of record on June 25, 2010 in the aggregate amount of $12,641. The third quarterly dividend of $0.0625 per share was paid on October 15, 2010 to shareholders of record on September 28, 2010 in the aggregate amount of $12,532. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.

(10) Divestiture

        In August 2010, we divested the domain name management product line of our Worldwide Digital Business segment for approximately $11,400 in cash at closing. The assets sold primarily consisted of customer contracts. Total revenues of this product line for the year ending December 31, 2009 and the seven months ending July 31, 2010 were approximately $6,300 and $3,500, respectively. We have concluded that the asset sale is not a discontinued operation and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 in the statement of operations in the third quarter of 2010. Approximately $4,800 of goodwill was allocated to this domain name management product line, utilizing the relative fair value approach. The estimated tax expense associated with this transaction of approximately $4,400 was recorded in the third quarter of 2010 in the provision for income taxes.

(11) Subsequent Events

        We have evaluated subsequent events through the date our financial statements were issued.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2010 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2010, included herein, and for the year ended December 31, 2009, included in our Annual Report on Form 10-K dated February 26, 2010.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, including our expected improvements in our digital business, our intent to repurchase shares and to pay dividends, our financial ability and sources to fund the repurchase program and dividend policy, and the amounts of such repurchases and dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) in the various digital businesses in which we are engaged, the cost of capital and technical requirements, demand for our services or competition for customers; (6) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (7) the impact of alternative, more attractive investments on dividends or stock repurchases; (8) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; (9) the cost or potential liabilities associated with real estate necessary for our business; (10) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (11) changes in the political and economic environments in the countries in which our international subsidiaries operate; (12) claims that our technology violates the intellectual property rights of a third party; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K dated February 26, 2010. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission (the "SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization and Goodwill Impairment, or Adjusted OIBDA

        Adjusted OIBDA is defined as operating income before depreciation, amortization, goodwill impairment and (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gains) and losses on disposal/writedown of property, plant and equipment, net; (2) goodwill impairment; (3) other (income) expense, net; (4) cumulative effect of change in accounting principle; and (5) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Adjusted OIBDA to Operating Income (Loss) and Net Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2010	2009	2010
Adjusted OIBDA	$224,782	$253,832	$638,231	$706,862
Less: Depreciation and Amortization	81,428	87,287	236,388	258,389
Goodwill Impairment	—	255,000	—	255,000
Loss (gain) on disposal/writedown of property, plant and equipment, net	705	(4,480)	(57)	(5,677)

Operating Income (Loss)	142,649	(83,975)	401,900	199,150
Less: Interest Expense, Net	59,469	55,657	170,165	168,464
Other (Income) Expense, Net	1,390	(9,166)	(9,849)	3,672
Provision (Benefit) for Income Taxes	38,613	20,351	83,951	110,240
Net Income (Loss) Attributable to Noncontrolling interests	(9)	2,959	(1,990)	3,692

Net Income (Loss) Attributable to Iron Mountain Incorporated	$43,186	$(153,776)	$159,623	$(86,918)

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

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12.2 million as of January 1, 2008. We also recorded a corresponding decrease in other long-term liabilities for the same amount. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the nine months ended September 30, 2010 to recognize the immaterial differences arising in 2008 and 2009.

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

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and nine month periods ended

September 30, 2010 within each section. Trends and changes that are consistent within the three and nine months periods are not repeated and are discussed on a year-to-date basis.

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
	2009(1)	2010
British pound sterling	$1.604	1.550	(3.4)%
Canadian dollar	$0.910	0.962	5.7%
Euro	$1.391	1.292	(7.1)%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage (Strengthening) / Weakening of the U.S. dollar
	2009(1)	2010
British pound sterling	$1.514	1.534	1.3%
Canadian dollar	$0.858	0.965	12.5%
Euro	$1.337	1.317	(1.5)%

(1)
Corresponding to the appropriate periods based on the operating subsidiaries of IME fiscal year ended October 31.

Results of Operations

  Comparison of Three and Nine Months Ended September 30, 2010 to Three and Nine Months Ended September 30, 2009 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$764,885	$782,574	$17,689	2.3%
Operating Expenses(1)	622,236	866,549	244,313	39.3%

Operating Income (Loss)	142,649	(83,975)	(226,624)	(158.9)%
Other Expenses, Net	99,472	66,842	(32,630)	(32.8)%

Net Income (Loss)	43,177	(150,817)	(193,994)	(449.3)%
Net Income (Loss) Attributable to Noncontrolling Interests	(9)	2,959	2,968	N/A

Net Income (Loss) Attributable to Iron Mountain Incorporated	$43,186	$(153,776)	$(196,962)	(456.1)%

Adjusted OIBDA(2)	$224,782	$253,832	$29,050	12.9%

Adjusted OIBDA Margin(2)	29.4%	32.4%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$2,234,259	$2,338,871	$104,612	4.7%
Operating Expenses(1)	1,832,359	2,139,721	307,362	16.8%

Operating Income (Loss)	401,900	199,150	(202,750)	(50.4)%
Other Expenses, Net	244,267	282,376	38,109	15.6%

Net Income (Loss)	157,633	(83,226)	(240,859)	(152.8)%
Net Income (Loss) Attributable to Noncontrolling Interests	(1,990)	3,692	5,682	(285.5)%

Net Income (Loss) Attributable to Iron Mountain Incorporated	$159,623	$(86,918)	$(246,541)	(154.5)%

Adjusted OIBDA(2)	$638,231	$706,862	$68,631	10.8%

Adjusted OIBDA Margin(2)	28.6%	30.2%

(1)
Includes a $255.0 million non-cash goodwill impairment charge related to our Worldwide Digital Business segment in the three and nine months ended September 30, 2010.

(2)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Goodwill Impairment, or Adjusted OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$433,066	$442,470	$9,404	2.2%	2.3%	2.1%
Core Service	242,163	238,396	(3,767)	(1.6)%	(1.5)%	(1.8)%

Total Core Revenue	675,229	680,866	5,637	0.8%	0.9%	0.7%
Complementary Services	89,656	101,708	12,052	13.4%	13.7%	11.3%

Total Revenue	$764,885	$782,574	$17,689	2.3%	2.4%	2.0%

	Nine Months Ended September 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$1,258,733	$1,313,362	$54,629	4.3%	3.0%	2.9%
Core Service	707,000	717,813	10,813	1.5%	(0.4)%	(0.8)%

Total Core Revenue	1,965,733	2,031,175	65,442	3.3%	1.8%	1.6%
Complementary Services	268,526	307,696	39,170	14.6%	13.2%	10.8%

Total Revenue	$2,234,259	$2,338,871	$104,612	4.7%	3.1%	2.7%

(1)
Constant currency growth rates are calculated by translating the 2009 results at the 2010 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $9.4 million, or 2.2%, to $442.5 million and increased $54.6 million, or 4.3%, to $1,313.4 million for the three and nine months ended September 30, 2010, respectively, from $433.1 million and $1,258.7 million for the three and nine months ended September 30, 2009, respectively. The increase is attributable to internal revenue growth of 2.1% and 2.9% for the three and nine month periods ended September 30, 2010, respectively. Foreign currency exchange rate fluctuations reduced our storage revenue growth rate by approximately 0.1% for the three months ended September 30, 2010 and added 1.4% to our storage revenue growth rate for the nine months ended September 30, 2010. Our storage growth rate was moderated by current economic factors resulting in lower pricing and longer new sales cycles in our digital business, reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management physical business, which were offset by new sales in international markets.

        Consolidated service revenues consisting of core service and complementary services increased $8.3 million, or 2.5%, to $340.1 million and increased $50.0 million, or 5.1%, to $1,025.5 million for the three and nine months ended September 30, 2010, respectively, from $331.8 million and $975.5 million for the three and nine months ended September 30, 2009, respectively. Service revenue internal growth was 1.8% and 2.4% for the three and nine month periods ended September 30, 2010 as complementary service revenue internal growth of 11.3% and 10.8% for the three and nine month periods was offset by negative core service revenue internal growth of 1.8% and 0.8% in the three and nine months ended September 30, 2010. Complementary service revenues increased on a year-over-year basis primarily due to $31.4 million more revenue from the sale of recycled paper resulting from higher recycled paper pricing and gains in hybrid service revenues, which more than offset soft demand for eDiscovery services, in the nine months ended September 30, 2010 compared to the same period in 2009. Core service revenue internal growth in the three and nine months ended September 30, 2010 was constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. Foreign exchange rate fluctuations for the three months ended September 30, 2010 compared to the same period in 2009 were not material on a consolidated basis. Favorable foreign currency exchange rate fluctuations for the nine months ended September 30, 2010 compared to the same period in 2009 increased reported service revenues 2.0%.

        For the reasons stated above, our consolidated revenues increased $17.7 million, or 2.3%, to $782.6 million and increased $104.6 million, or 4.7%, to $2,338.9 million for the three and nine months ended September 30, 2010, respectively, from $764.9 million and $2,234.3 million for the three and nine months ended September 30, 2009, respectively. Internal revenue growth was 2.0% and 2.7% for the three and nine months ended September 30, 2010, respectively. We calculate internal revenue growth in local currency for our international operations. Foreign exchange rate fluctuations for the three months in 2010 compared to 2009 were not material on a consolidated basis. In the nine months ended September 30, 2010, foreign currency exchange rate fluctuations increased reported revenues by 1.6%, primarily due to the strengthening of the British pound sterling and Canadian dollar against the U.S. dollar, based on an analysis of weighted averages rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2008	2009				2010
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	7.7%	7.4%	6.4%	6.8%	4.5%	3.4%	3.2%	2.1%
Service Revenue	5.2%	0.4%	1.3%	(3.7)%	0.2%	4.5%	1.0%	1.8%
Total Revenue	6.6%	4.2%	4.1%	2.0%	2.6%	3.9%	2.2%	2.0%

        During the past eight quarters our storage internal growth rate has ranged between 2% and 8%. Our storage growth rate was moderated by current economic factors resulting in lower pricing and longer new sales cycles in our digital business, reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management physical business over the past three quarters, which were offset by new sales in international markets. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues, which are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service revenues reflects the following: (1) declines in commodity prices for recycled paper and fuel, beginning in the fourth quarter of 2008, and improving through the end of 2009 and into the third quarter of 2010; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in the fourth quarter of 2008; and (3) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding. We expect our consolidated internal revenue growth for 2010 to be approximately 2% to 3%.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$156,836	$156,885	$49	0.0%	0.0%	20.5%	20.0%	(0.5)%
Facilities	103,513	100,341	(3,172)	(3.1)%	(2.8)%	13.5%	12.8%	(0.7)%
Transportation	27,141	26,822	(319)	(1.2)%	(0.8)%	3.5%	3.4%	(0.1)%
Product Cost of Sales and Other	33,980	27,468	(6,512)	(19.2)%	(19.2)%	4.4%	3.5%	(0.9)%

	$321,470	$311,516	$(9,954)	(3.1)%	(3.0)%	42.0%	39.8%	(2.2)%

				Percentage Change
	Nine Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$467,224	$467,818	$594	0.1%	(1.8)%	20.9%	20.0%	(0.9)%
Facilities	306,716	306,715	(1)	(0.0)%	(1.5)%	13.7%	13.1%	(0.6)%
Transportation	82,401	79,743	(2,658)	(3.2)%	(4.8)%	3.7%	3.4%	(0.3)%
Product Cost of Sales and Other	94,807	90,999	(3,808)	(4.0)%	(5.7)%	4.2%	3.9%	(0.3)%

	$951,148	$945,275	$(5,873)	(0.6)%	(2.3)%	42.6%	40.4%	(2.2)%

Labor

        Labor expense decreased to 20.0% of consolidated revenues in the nine months ended September 30, 2010 compared to 20.9% in the comparable prior year period. Labor expense was not impacted by currency exchange rate changes during the third quarter, but was unfavorably impacted by 1.9 percentage points of currency rate changes during the nine months ended September 30, 2010. Excluding the effect of currency rate fluctuations, labor expense decreased by 1.8% during the nine months ended September 30, 2010, primarily due to productivity gains in our North American Physical Business, as well as lower incentive compensation expense of $9.7 million in the nine months ended September 30, 2010.

Facilities

        Facilities costs decreased to 13.1% of consolidated revenues in the nine months ended September 30, 2010 compared to 13.7% in the comparable prior year period. Facilities costs were favorably impacted by 0.3 percentage points of currency rate changes during the third quarter, and were unfavorably impacted by 1.5 percentage points of currency rate changes during the nine months ended September 30, 2010. The largest component of our facilities cost is rent expense, which, in constant currency terms, was flat at $159.3 million for the first nine months of 2010 compared to the first nine months of 2009, but decreased on an actual dollar basis to 12.1% of consolidated storage revenues in the nine months ended September 30, 2010 compared to 12.4% in the same period in 2009. Other facilities costs decreased by approximately $4.8 million, in constant currency terms, for the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009 primarily due to decreases in utilities costs of approximately $3.5 million and common area charges of $0.7 million.

Transportation

        Transportation expenses were favorably impacted by 0.4 percentage points of currency rate changes during the third quarter, and were unfavorably impacted by 1.6 percentage points of currency rate changes during nine months ended September 30, 2010. Transportation expenses decreased by $0.2 million and $4.0 million in constant currency terms during the three and nine months ended September 30, 2010, respectively, compared to the same period in 2009. A decrease of $3.6 million in vehicle lease expense for the first nine months of 2010 compared to the first nine months of 2009 was due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being allocated to depreciation and interest. There was also a $1.1 million decrease in courier subcontractor costs in the first nine months of 2010 compared to the first nine months of 2009, reflecting the benefit of productivity gains from ongoing transportation improvement initiatives.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 1.7 percentage points of currency rate changes during the nine months ended September 30, 2010. For the nine months ending September 30, 2010, product cost of sales and other decreased by $3.8 million as compared to the prior year on an actual basis, due primarily to a $2.8 million reduction in carton costs in 2010 compared to 2009, primarily due to costs associated with product sourcing.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$114,355	$107,891	$(6,464)	(5.7)%	(5.3)%	15.0%	13.8%	(1.2)%
Sales, Marketing & Account Management	65,327	67,151	1,824	2.8%	3.4%	8.5%	8.6%	0.1%
Information Technology	36,688	39,857	3,169	8.6%	8.9%	4.8%	5.1%	0.3%
Bad Debt Expense	2,263	2,327	64	2.8%	4.1%	0.3%	0.3%	0.0%

	$218,633	$217,226	$(1,407)	(0.6)%	(0.2)%	28.6%	27.8%	(0.8)%

				Percentage Change
	Nine Months Ended September 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$334,186	$349,080	$14,894	4.5%	3.1%	15.0%	14.9%	(0.1)%
Sales, Marketing & Account Management	193,034	206,753	13,719	7.1%	6.0%	8.6%	8.8%	0.2%
Information Technology	108,010	120,395	12,385	11.5%	10.7%	4.8%	5.1%	0.3%
Bad Debt Expense	9,650	10,506	856	8.9%	7.9%	0.4%	0.4%	0.0%

	$644,880	$686,734	$41,854	6.5%	5.3%	28.9%	29.4%	0.5%

General and Administrative

        General and administrative expenses decreased to 13.8% of consolidated revenues in the three months ended September 30, 2010 compared to 15.0% in the comparable prior year period. General and administrative expenses decreased to 14.9% of consolidated revenues in the nine months ended September 30, 2010 compared to 15.0% in comparable prior year period. General and administrative expenses were favorably impacted by 0.4 percentage points of currency rate changes during the third quarter, and were unfavorably impacted by 1.4 percentage points of currency rate changes during the nine months ended September 30, 2010. In constant currency terms, general and administrative expenses decreased by $6.1 million in the three months ended September 30, 2010 compared to the same period in 2009. The decrease was primarily attributable to a reduction in professional services expenses of $8.3 million (related to project and cost saving initiatives), partially offset by increased insurance expenses of $1.6 million. In constant currency terms, general and administrative expenses increased by $10.6 million in the nine months ended September 30, 2010 compared to the same period in 2009. The increase was attributable to increased compensation expense of $4.5 million, increased insurance expenses of $3.2 million, increased professional fees of $0.9 million, and $1.9 million of incremental cost related to the acquisition of Mimosa Systems, Inc ("Mimosa"), primarily labor related costs. The increased compensation during the nine months ended September 30, 2010 is primarily a result of merit increases, increased medical and other benefits, as well as increased headcount primarily related to our continued investment in our hybrid records management services, all of which were partially offset by a reduction in incentive compensation of $9.1 million.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were favorably impacted by 0.6 percentage points of currency changes during the third quarter, and were unfavorably impacted by 1.1 percentage points of currency rate changes during the nine months ended September 30, 2010. In constant currency terms, the increase of $11.7 million in the nine months ended September 30, 2010 is primarily related to increased compensation of $6.9 million, as a result of merit increases, and $5.8 million of incremental cost related to the Mimosa acquisition.

Information Technology

        Information technology expenses were favorably impacted by 1.3 percentage points of currency rate changes during the third quarter, and were unfavorably impacted by 0.8 percentage points of currency rate changes during nine months ended September 30, 2010. In constant currency terms, information technology expenses increased $11.7 million during the nine months ended September 30, 2010 due to increased compensation of $5.8 million, primarily associated with the Mimosa acquisition, and increased other overhead expenses of $5.8 million, primarily a result of increased professional fees of $3.3 million (related to project and cost saving initiatives).

Bad Debt Expense

        Consolidated bad debt expense for the three months ended September 30, 2010 was consistent with the comparable period in 2009 at $2.3 million (0.3% of consolidated revenues). Consolidated bad debt expense increased $0.9 million to $10.5 million (0.4% of consolidated revenues) for the nine months ended September 30, 2010 from $9.7 million (0.4% of consolidated revenues) for the nine months ended September 30, 2009. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Goodwill Impairment

        Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2009, and noted no impairment of goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. We perform our goodwill impairment analysis at our reporting unit level, which as of October 1, 2009 were as follows: North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify, Inc. ("Stratify")), Stratify, Latin America and Asia Pacific. Our North America (excluding Fulfillment), Fulfillment, Europe, Worldwide Digital Business (excluding Stratify), Stratify and Latin America reporting units had fair values as of October 1, 2009 that significantly exceeded their carrying values. Our Asia Pacific reporting unit had a fair value that exceeded its carrying value by 9% as of October 1, 2009. Asia Pacific is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the Asia Pacific business or the business not achieving its forecasted results could result in goodwill impairment in future periods. We concluded during the quarter ended September 30, 2010, based on integration activity since October 1, 2009, that our previous Worldwide Digital Business (excluding Stratify) and Stratify reporting units are now one reporting unit, referred to as Worldwide Digital Business. As of September 30, 2010, no factors were identified that would alter our October 1, 2009 goodwill assessment, other than those related to our Worldwide Digital Business reporting unit discussed below.

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

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as more fully discussed below within Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net and; (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as more fully discussed below within Other (Income) Expense, Net. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. Our estimate is subject to the refinement of forecast assumptions and results and valuation analyses necessary to calculate an implied fair value for goodwill. After the provisional impairment, the remaining recorded value for the Worldwide Digital Business reporting unit is $65.2 million. We will finalize this estimate and record any necessary adjustments in the fourth quarter of 2010.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $4.9 million and $19.0 million for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings.

        Amortization expense increased $1.0 million and $3.0 million for the three and nine months ended September 30, 2010, respectively, compared to the three and nine months ended September 30, 2009, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $5.7 million for the nine months ended September 30, 2010 consisted primarily of a gain of $9.4 million as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third quarter of 2010 and gains of $3.2 million in North America on the disposition of certain owned equipment, offset by $2.0 million of impairment losses primarily related to certain owned facilities in North America, and a $4.9 million write-off in the third quarter of 2010 of previously deferred software costs related to our Worldwide Digital Business segment associated with certain software development projects that were discontinued after implementation.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $0.1 million for the nine months ended September 30, 2009, consisted primarily of a $1.9 million gain on an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009, offset by write-offs of certain fixed assets in North America and Europe.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, but in particular the $255.0 million goodwill impairment charge recorded in the third quarter of 2010, consolidated operating income decreased $226.6 million, or (158.9)%, to an operating loss of ($84.0) million (negative 10.7% of consolidated revenues) for the three months ended September 30, 2010 from $142.6 million (18.6% of consolidated revenues) for the three months ended September 30, 2009. As a result of all the foregoing factors, but in particular the $255.0 million goodwill impairment charge recorded in the third quarter of 2010, consolidated operating income decreased $202.8 million, or (50.4)%, to operating income of $199.2 million (8.5% of consolidated revenues) for the nine months ended September 30, 2010 from $401.9 million (18.0% of consolidated revenues) for the nine months ended September 30, 2009. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $29.1 million, or 12.9%, to $253.8 million (32.4% of consolidated revenues) for the three months ended September 30, 2010 from $224.8 million (29.4% of consolidated revenues) for the three months ended September 30, 2009. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $68.6 million, or 10.8%, to $706.9 million (30.2% of consolidated revenues) for the nine months ended September 30, 2010 from $638.2 million (28.6% of consolidated revenues) for the nine months ended September 30, 2009.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $3.8 million to $55.7 million (7.1% of consolidated revenues) and $1.7 million to $168.5 million (7.2% of consolidated revenues) for the three and nine months ended September 30, 2010, respectively, from $59.5 million (7.8% of consolidated revenues)

and $170.2 million (7.6% of consolidated revenues) for the three and nine months ended September 30, 2009, respectively, primarily due to a reduction in year-over-year short term borrowings on our revolving credit facility, as well as a reduction in our outstanding borrowings due to the early retirement of $200 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes") during the three months ended September 30, 2010. Our weighted average interest rate was 6.9% at both September 30, 2010 and 2009.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2009	2010		2009	2010
Foreign currency transaction losses (gains), net	$(908)	$(4,385)	$(3,477)	$(10,546)	$4,505	$15,051
Debt extinguishment expense	3,031	1,792	(1,239)	3,031	1,792	(1,239)
Other, net	(733)	(6,573)	(5,840)	(2,334)	(2,625)	(291)

	$1,390	$(9,166)	$(10,556)	$(9,849)	$3,672	$13,521

        Net foreign currency transaction losses of $4.5 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, Euro and Russian Ruble against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European subsidiaries, and losses associated with our British pound sterling forward contracts, offset by gains as a result of British pound sterling denominated debt and Euro denominated debt.

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

        During the three months ended September 30, 2009, we redeemed our 8 5/8% Senior Subordinated Notes due 2013 and wrote off $3.0 million in associated deferred financing costs. During the three months ended September 30, 2010, we redeemed a portion of our 7 3/4% notes and wrote off $1.8 million in associated call premium and deferred financing costs, net of original issue premium.

        Other, net in the nine months ended September 30, 2010 was a $2.6 million gain. In August 2010, we divested the domain name management product line of our Worldwide Digital Business segment for approximately $11.4 million in cash at closing resulting in a pretax gain of approximately $6.9 million ($2.5 million after tax) in the third quarter of 2010. The assets sold primarily consisted of customer contracts. Offsetting this gain was $4.7 million of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME has operated with an October 31 fiscal year-end. Therefore, IME's financial results have historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, the IME fiscal year-end was changed to December 31 to match our fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009.

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

Provision for Income Taxes

        Our effective tax rate for the three and nine months ended September 30, 2010 were (15.6%) and 408.1%, respectively. For the three months ended September 30, 2010, we recorded a tax provision of $20.4 million on a pre-tax loss of $130.5 million which resulted in a negative effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2010 is a goodwill impairment charge, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits were offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate.

        Our effective tax rate for the three and nine months ended September 30, 2009 were 47.2% and 34.8%, respectively. During the three and nine months ended September 30, 2009, foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments, which reduced the 2009 tax rate by 7.2% for the nine months ended September 30, 2009, and had no significant impact on our effective tax rate for the three months ended September 30, 2009. During the three months ended September 30, 2009, we recorded a change in our estimate of the annual effective tax rate and other discrete items including changes in estimates and adjustments related to the filing of our 2008 federal, state and certain foreign tax returns. Together these items increased the effective tax rate by 7.3% and 3.3% for the three and nine months ended September 30, 2009, respectively.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to future variability due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains and (losses); and (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize foreign tax credits that we generate. We are subject to income taxes in both the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the three months ended September 30, 2010 decreased $194.0 million, or (449.3)%, to a net loss of $150.8 million (negative 19.3% of consolidated revenues) from net income of $43.2 million (5.6% of consolidated revenues) for the three months ended September 30, 2009. Consolidated net income for the nine months ended September 30, 2010 decreased $240.9 million, or (152.8)%, to a net loss of $83.2 million (negative 3.6% of consolidated revenues) from net income of $157.6 million (7.1% of consolidated revenues) for the nine months ended September 30, 2009. The decrease in operating income noted above on a year-to-date basis is primarily due to the goodwill impairment charge associated with our Worldwide

Digital Business segment, as well as, foreign currency exchange rate impacts and the impact of the change in IME's fiscal year-end included in other income (expense), net and the impact of our tax rate for the first nine months of 2010 and the resulting increase in the provision for income taxes described above on a year-to-date basis, offset by the gain recorded associated with the divestiture of the domain name management product line of our Worldwide Digital Business segment. Net loss attributable to noncontrolling interests was $0.0 million and $2.0 million for the three and nine months ended September 30, 2009, respectively, and resulted in a benefit to net income attributable to Iron Mountain Incorporated. For the three and nine months ended September 30, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $3.0 million and $3.7 million, respectively. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Physical Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$530,327	$542,962	$12,635	2.4%	1.8%	1.8%

Segment Adjusted OIBDA(1)	$221,455	$255,726	$34,271	15.5%	14.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.8%	47.1%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$1,566,167	$1,627,743	$61,576	3.9%	2.8%	2.8%

Segment Adjusted OIBDA(1)	$629,226	$720,121	$90,895	14.4%	13.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.2%	44.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the nine months ended September 30, 2010, revenue in our North American Physical Business segment increased 3.9% over the nine months ended September 30, 2009, primarily due to internal growth of 2.8%. Internal growth was due to storage internal growth of 2.5% related to increased Hard Copy and Data Protection revenues and service internal growth of 3.0%. Current economic factors have led to a moderation in our storage growth rate, as a result of reduced average net pricing gains due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our physical business over the past three quarters. Core service revenue growth was also constrained by current economic trends and pressures on activity-based services revenues related to the handling and transportation of items in storage. Our core services business yielded negative internal growth of 2.2%, which was more than offset by complementary services revenues internal growth of 18.9%, due primarily to higher recycled paper prices and gains in hybrid service revenues. Additionally, favorable foreign currency rate changes related to Canada resulted in increased 2010 revenue, as measured in U.S. dollars, of 1.1%. Adjusted OIBDA as a percentage of segment revenue increased in 2010 due mainly to productivity gains and disciplined cost management, partially offset by a $3.1 million increase in general and administrative compensation and a $2.2 million increase in bad debt expense.

International Physical Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$178,260	$183,880	$5,620	3.2%	5.2%	4.5%

Segment Adjusted OIBDA(1)	$32,795	$33,599	$804	2.5%	5.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.4%	18.3%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$498,930	$538,249	$39,319	7.9%	4.5%	4.0%

Segment Adjusted OIBDA(1)	$93,683	$98,532	$4,849	5.2%	2.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.8%	18.3%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 7.9% during the nine months ended September 30, 2010 over the same period last year due to foreign currency fluctuations in 2010, primarily in Europe, which resulted in increased 2010 revenue, as measured in U.S. dollars, of approximately 3.4% as compared to 2009. Total internal revenue growth for the segment was 4.0%, supported by solid 5.9% storage internal growth and core services internal growth of 2.8%. Adjusted OIBDA as a percentage of segment revenue decreased in the three and nine months ended September 30, 2010 primarily due to increased compensation expense related to investments in our hybrid records management services, as well as one-time cost accruals recorded in the third quarter of 2010 of approximately $8.0 million, offset by increased operating income from productivity gains, pricing actions and disciplined cost management.

Worldwide Digital Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$56,298	$55,732	$(566)	(1.0)%	(0.6)%	(4.5)%

Segment Adjusted OIBDA(1)	$12,285	$5,925	$(6,360)	(51.8)%	(51.7)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.8%	10.6%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$169,162	$172,879	$3,717	2.2%	2.2%	(2.2)%

Segment Adjusted OIBDA(1)	$35,781	$19,879	$(15,902)	(44.4)%	(44.3)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.2%	11.5%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the nine months ended September 30, 2010, revenue in our Worldwide Digital Business segment increased 2.2% over the same period in 2009. Mimosa, which we acquired in February 2010, contributed $8.4 million, or a 5.0% increase in revenue. This increase was offset by lower pricing and longer new sales cycles in our digital business and soft demand for eDiscovery services. In the nine months ended September 30, 2010, Adjusted OIBDA in the Worldwide Digital Business segment decreased compared to the same period in 2009 due to the impact of revenue mix and increased costs associated with the integration of Mimosa.

Corporate

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2009	2010
Segment Adjusted OIBDA(1)	$(41,753)	$(41,418)	$335	0.8%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.5)%	(5.3)%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2009	2010
Segment Adjusted OIBDA(1)	$(120,459)	$(131,670)	$(11,211)	(9.3)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.4)%	(5.6)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the nine months ended September 30, 2010, expenses in the Corporate segment increased 9.3% over the nine months ended September 30, 2009. This increase was primarily driven by higher professional fees of $3.1 million related to productivity and cost saving initiatives, an insurance deductible of $4.3 million associated with the recent Chilean and New Zealand earthquakes, and increased stock-based compensation of $1.6 million.

Liquidity and Capital Resources

        The following is a summary (in thousands) of our cash balances and cash flows as of and for the nine months ended September 30,

	2009	2010
Cash flows from operating activities	$433,890	$445,036
Cash flows from investing activities	(223,650)	(352,556)
Cash flows from financing activities	(42,227)	(355,044)
Cash and cash equivalents at the end of period	449,263	184,173

        Net cash provided by operating activities was $445.0 million for the nine months ended September 30, 2010 compared to $433.9 million for the nine months ended September 30, 2009. The 2.6% increase resulted primarily from an increase in net income, excluding non-cash charges of $52.4 million and an increase in realized foreign exchange gains of $4.9 million, offset by a decrease in working capital of $46.1 million over the same period last year.

        Due to the nature of our businesses, we make significant capital expenditures and additions to customer acquisition costs, which are included in cash flows from investing activities. Our capital expenditures are primarily related to growth and include investments in storage systems, information systems and discretionary investments in real estate. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2010 amounted to $201.8 million, $123.6 million and $10.0 million, respectively. For the nine months ended September 30, 2010, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $270 million in the year ending December 31, 2010. Included in our estimated capital expenditures for 2010 is approximately $15 million of opportunity-driven real estate purchases.

        Net cash used in financing activities was $355.0 million for the nine months ended September 30, 2010. During the nine months ended September 30, 2010, we had gross borrowings under our revolving credit and term loan facilities and other debt of $43.5 million, $12.4 million of proceeds from the exercise of stock options and employee stock purchase plan and $1.9 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions and cash on hand for the early retirement of senior subordinated notes of $202.6 million, to repay $91.3 million on our revolving credit and term loans and other debt, to repurchase $93.7 million of our common stock and to pay dividends in the amount of $25.4 million on our common stock.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock and in October 2010, our board of directors authorized up to an additional $200.0 million of such purchases, for a total of $350.0 million. This represented less than 10% of our outstanding common stock based on the closing price on the dates the programs were announced. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to shareholders of record on

March 25, 2010 in the aggregate amount of $12.7 million. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to shareholders of record on June 25, 2010 in the aggregate amount of $12.6 million. The third quarterly dividend of $0.0625 per share was paid on October 15, 2010 to shareholders of record on September 28, 2010 in the aggregate amount of $12.5 million. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. If we continue the $0.0625 per share quarterly dividend we anticipate that the 2010 annual dividend payout will be approximately $50 million based on our total outstanding shares as of February 19, 2010 (of which the fourth quarter 2010 payment would not be paid until January, 2011, if declared).

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first nine months of 2010:

	2010
	Shares	Amount
		(In thousands)
Prior year authorization as of January 1,		$—
Authorizations		150,000
Repurchases paid	(3,946,809)	(93,614)
Repurchases unsettled	(43,825)	(969)

Authorization remaining as of September 30,		$55,417 (1)

(1)
In October 2010, our board of directors authorized up to an additional $200 million for our stock repurchase program, increasing our total authorizations from $150 million to $350 million. The dollar amount for authorizations does not reflect this additional $200 million within the table.

        Financial instruments that potentially subject us to market risk consist principally of cash, money market funds and time deposits. As of September 30, 2010, we had significant concentrations of liquid investments with three global banks and two "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of September 30, 2010, our cash and cash equivalent and restricted cash balance was $219.3 million, including money market funds and time deposits amounting to $92.6 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2010 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$—
Term Loan Facility(1)	397,225
7 1/4% GBP Senior Subordinated Notes due 2014(2)	236,985
7 3/4% Senior Subordinated Notes due 2015(2)	233,356
6 5/8% Senior Subordinated Notes due 2016(2)	317,406
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	169,855
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,770
6 3/4% Euro Senior Subordinated Notes due 2018(2)	345,290
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,131
Real Estate Mortgages, Capital Leases and Other	211,711

Total Long-term Debt	3,009,729
Less Current Portion	(36,756)

Long-term Debt, Net of Current Portion	$2,972,973

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

        Our credit facility consists of (i) revolving credit facilities, where we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765 million (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410 million term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of September 30, 2010, we had no outstanding borrowings under the revolving credit facility; we had various outstanding letters of credit totaling $2.5 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on September 30, 2010, was $762.5 million. The interest rate in effect under the term loan facility was 1.8% as of September 30, 2010.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA-based calculations as primary measure of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 3.0 as of December 31, 2009 and September 30, 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.5 as of December 31, 2009 and September 30, 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. We were in compliance with all debt covenants in material agreements as of September 30, 2010, and we do not expect the debt covenants and restrictions to limit our recently approved share repurchase program or dividends under our dividend policy as more fully discussed above.

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

        To expand our geographical footprint in Europe, in May 2010 we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) for a cash purchase price of approximately $4.7 million, and we now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $0.4 million and the fair value of such interest on the date of acquisition was approximately $0.5 million and resulted in a gain being recorded on the date of transaction to other (income) expense, net of approximately $0.1 million during the second quarter of 2010.

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received cumulative year-to-date payments from our insurance carriers of approximately $21.0 million. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We have recorded net gains on the disposal/writedown of property, plant and equipment, net in our statement of operations of $9.4 million in the three months ended September 30, 2010. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. We have reflected approximately $13.0 million of the cash proceeds received to date as proceeds from sales of property and equipment, net, in our statement of cash flows for the nine months ended September 30, 2010 as a result of the settlement of a portion of the property component of our claim. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

        As a result of the September 2010 earthquake in New Zealand, we experienced damage to one of our leased records management facilities in that region. The facility was not destroyed by fire or significantly impacted by water damage. However, some of the racking included in the building was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Recoveries from the business interruption portion of our insurance claim will be recorded as other income in the consolidated statement of operations when received. We expect to receive proceeds from our property claims that exceed the carrying value of the related assets. We, therefore, expect to recognize gains on the disposal/writedown of property, plant and equipment, net in our statement of operations in future periods when the cash received to date exceeds the carrying value of the related property, plant and equipment, net. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property, plant and equipment and other, net included in the investing activities section when received. Proceeds from our business interruption claims are reflected in our statement of cash flows as a component of net income included in the operating activities section when received.

        In September 2010, we redeemed $200 million of the $431.3 million aggregate principal amount outstanding of the 7 3/4% notes at a redemption price of 101.292% for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1.8 million in the third quarter of 2010 related to the early extinguishment of the 7 3/4% notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% notes that were redeemed.

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

Net Operating Losses, Research Credits and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards of $91.6 million ($32.1 million, tax effected) which begin to expire in 2019 through 2030, to reduce future federal taxable income at September 30, 2010. We have an asset for state net operating losses of $19.1 million (net of federal tax benefit), which begins to expire in 2010 through 2029, subject to a valuation allowance of approximately 80%. We have assets for foreign net operating losses of $29.7 million, with various expiration dates, subject to a valuation allowance of approximately 81%. Additionally, at September 30, 2010, we have federal research credits of $2.9 million, which begin to expire in 2010 through 2029 and state research credits of approximately $1 million (net of federal tax benefit) which begin to expire in 2025 through 2029. We also have foreign tax credits of $59.4 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 69%. All figures include amounts recorded as part of the Mimosa acquisition.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2010 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 1,700 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. We intend to defend this case vigorously. While we are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liabilities arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. In early July 2010, an entity that provided certain security services related to the destroyed facility as a contractor to us and which was a defendant in an action by the owner of the property seeking damages for negligence and breach of duty, petitioned the court hearing the matter to join Iron Mountain (UK) as a third party defendant, seeking contribution in respect of its liability (if any) to the owner of the building. In August 2010, after we filed a summary argument in response, the petition was formally withdrawn by such entity.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended September 30, 2010. The following table sets forth our common stock repurchased for the three months ended September 30, 2010:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)(5) (In Thousands)
July 1, 2010 - July 31, 2010	679,863	$23.56	679,863	$79,711
August 1, 2010 - August 31, 2010	482,068	$22.54	482,068	$68,843
September 1, 2010 - September 30, 2010	643,060	$20.88	643,060	$55,417

Total	1,804,991	$22.33	1,804,991

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

(5)
In October 2010, our board of directors authorized up to an additional $200 million for our stock repurchase program, increasing our total authorizations from $150 million to $350 million. The dollar amounts for each period during the third quarter of 2010 do not reflect this additional $200 million within the table.

Item 6.    Exhibits

(a)   Exhibits

Exhibit No.	Description
10.1	Restated Compensation Plan for Non-Employee Directors dated as of September 15, 2010. (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Furnished herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Furnished herewith.)
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
November 8, 2010	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)