Form 10-K
period 2010-12-31
IRON MOUNTAIN INC
filed 2011-03-01
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2010, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $3,942,455.18 based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 10, 2011: 200,194,653

IRON MOUNTAIN INCORPORATED
2010 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2010.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

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

  •
  the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information;

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

  •
  in the various digital businesses in which we are engaged, our ability to keep up with rapid technological changes, evolving industry expectations and changing customer requirements or competition for customers;

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

iii

PART I

Item 1. Business.

A.    Development of Business.

        We provide information management services that help organizations around the world lower the costs, risks and inefficiencies of managing their physical and digital data. Our solutions enable customers to protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery. We offer comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex information management challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain is a trusted partner to more than 150,000 corporate clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000. As of December 31, 2010, we provided services in more than 35 countries on five continents, employed over 19,000 people and operated more than 1,000 facilities.

        Now in our 60th year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a business with limited product offerings and annual revenues of $104.0 million in 1995 into a global enterprise providing a broad range of information management services to customers in markets around the world with total revenues of more than $3.1 billion for the year ended December 31, 2010. On January 5, 2009, we were added to the S&P 500 Index and as of December 31, 2010 we were number 644 on the Fortune 1000.

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

        Consistent with this strategy, we have transitioned from a growth strategy driven primarily by acquisitions of information management services companies to expansion driven primarily by internal growth. In 2001, internal revenue growth exceeded growth through acquisitions for the first time since we began our acquisition program in 1996. This has continued to be the case in each year since 2001 with the exception of 2004. In the absence of unusual acquisition activity, we expect to achieve more of our revenue growth internally in 2011 and beyond.

        We expect to achieve our long-term growth goals by offering our customers integrated services that address their increasingly complex information management needs regardless of the format, location or lifecycle stage of their information. By doing so we aim to help our customers reduce the costs, risks and complexities associated with managing their data while increasing their compliance with various laws, regulations, company policies and industry best practices. Consistent with our overall growth strategy, we are focused on improving our internal revenue growth trajectory in the near-term primarily through a set of specific growth initiatives. Our go-to-market initiative is a targeted approach to improving our sales capability. By successfully executing on this initiative, we expect to increase revenues with our existing customers by selling them new services and by gaining new customers that today do not outsource some or all of their information management service needs. We are also targeting higher growth in our international businesses as we expand our platform for selling core services and new services in higher growth markets. Finally, we are continuing to expand our services portfolio in the hybrid and digital markets to capture what we see as larger, faster growing opportunities.

        At this stage in our evolution we are equally focused on driving increased profitability and cash flow through a disciplined management approach and a focus on Operational Excellence. Comprised of productivity initiatives, pricing program improvements and cost controls, our Operational Excellence strategy has produced significant and visible results. Since 2006, we have compounded annual growth rates of 12% for adjusted operating income before depreciation, amortization and goodwill impairment ("Adjusted OIBDA"), 18% for Adjusted Earnings per Share and 68% for Free Cash Flows before Acquisitions and Discretionary Investments ("FCF"). During that same period, we reduced our capex (excluding real estate) as a percent of revenues from 13.6% in 2006, to 8.1% in 2010. For more detailed definitions and reconciliations of Adjusted OIBDA, Adjusted Earnings per Share and FCF and a discussion of why we believe these measure provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

        We are committed to delivering shareholder value. To that end, and supported by our increased profitability and strong cash flows, we initiated a stockholder payout program in February 2010 consisting of our first ever quarterly cash dividend of $0.0625 per share, declared in March 2010, June 2010 and September 2010, and a share repurchase authorization of up to $150.0 million. In October 2010, our board approved an increase to the amount authorized under our existing share repurchase program of up to an additional $200.0 million. In December 2010, the board declared a quarterly cash dividend of $0.1875 per share, an increase of 200% over the quarterly dividend previously paid. The increase in our dividend is the result of the success we have had as an organization driving higher profitability and strong cash flows.

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

        Our physical records management services include: records management program development and implementation based on best-practices to help customers comply with specific regulatory requirements, implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper (which is the dominant form of records storage), flexible retrieval access and retention management. Included within physical records management services are our hybrid services. These services help organizations to gain better access to, and ultimately control over, their paper records by digitizing, indexing and hosting them in online archives to provide complete information lifecycle solutions. Our technology-based records management services are comprised primarily of digital archiving and related services for secure, legally compliant and cost-effective long-term archiving of electronic records and eDiscovery services. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy, government and financial services.

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

        Our information destruction services are comprised almost exclusively of secure shredding services. Secure shredding services complete the lifecycle of a record and involve the shredding of sensitive documents in a way that ensures privacy and a secure chain of custody for the records. These services typically include either the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide or the shredding of documents stored in records facilities upon the expiration of their scheduled retention periods.

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

        On December 1, 2006, changes to the Federal Rules of Civil Procedure (the "FRCP") were implemented, which provided that electronically stored information was a separate class of discoverable information in litigation. As a result, businesses have a clear responsibility to produce electronic records. Our customers face increased need for litigation support services as a result of these changes to the FRCP. We provide both litigation support and eDiscovery services to our customers to help them address this challenge. In December 2007, we acquired Stratify Inc. ("Stratify"), a leading provider of eDiscovery services to assist customers with managing discovery of electronic records.

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

Consolidation of a Highly Fragmented Industry

        There was significant consolidation within the highly fragmented physical information management services industry in North America from 1995 to 2000 and at a slower but continuing pace since then. Most physical information management services companies serve a single local market and are often either owner-operated or ancillary to another business, such as a moving and storage company. We believe that the consolidation trend in the physical information management industry, both in North America and other international geographies, may continue because of the industry's capital requirements for growth, opportunities for large information management services providers to achieve economies of scale and customer demands for more sophisticated technology-based solutions.

        We believe that the consolidation trend in this industry is also due to, and may continue as a result of, the preference of certain large organizations to contract with one vendor in multiple cities and countries for multiple services. In particular, larger customers increasingly demand a single, sophisticated company to handle all of their important physical records needs. Large national and multinational companies are better able to satisfy these demands than smaller competitors. We have made, and may continue to make from time to time, acquisitions of our competitors, many of whom are small, single-city operators.

Description of Our Business

        We generate our revenues by providing storage (both physical and electronic records in a variety of information media formats), core records management, data protection & recovery, information destruction services, hybrid services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information management services is the mainstay of our customer relationships and provides the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and shredding of records and documents generated by business operations. Additionally, core services include hybrid services, recurring project revenues and maintenance fees associated with software license sales. As is the case with storage revenues, core service revenues are highly recurring in nature. In 2010, our storage and core service revenues represented approximately 87% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services, including special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). In addition, included in complementary services revenue is recycled paper revenues. These services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        Our various operating segments offer the products and services discussed below. In general, our North American Physical Business and our International Physical Business segments offer physical records management services, data protection & recovery services and information destruction services, in their respective geographies. Our Worldwide Digital Business segment includes our online backup and recovery solutions for server data and personal computers, digital archiving services, eDiscovery services and intellectual property management services and is not limited to any particular geography. Some of our complementary services and products are offered within all of our segments. The amount of revenues derived from our North American Physical Business, International Physical Business and Worldwide Digital Business operating segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2008, 2009 and 2010 are set forth in Note 9 to Notes to Consolidated Financial Statements.

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

Records Management Services

        By far our largest category of services, records management services are comprised primarily of the archival storage of records, both physical and digital, for long periods of time according to applicable laws, regulations and industry best practice. Core to any records management program is the handling and transportation of those records being stored and the destruction of documents stored in records facilities upon the expiration of their scheduled retention periods. For physical records, this is accomplished through our extensive service and courier operations. Other records management services include: our hybrid services as well as Compliant Records Management and Consulting Services, Health Information Management Solutions, Film & Sound Archives, Energy Data Services, Discovery Services and other ancillary services.

        Hard copy business records are typically stored in cartons packed by the customer for long periods of time with limited activity. For some customers we store individual files on an open shelf basis and these files are typically more active. Storage charges are generally billed monthly on a per storage unit basis, usually either per carton or per cubic foot of records, and include the provision of space, racking, computerized inventory and activity tracking and physical security.

        Service and courier operations are an integral part of our comprehensive records management program for all physical media. They include adding records to storage, temporary removal of records from storage, refiling of removed records, permanent withdrawals from storage and the destruction of records. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2010, we were utilizing a fleet of approximately 3,700 owned or leased vehicles.

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

        The focus of our hybrid business is to develop, implement and support comprehensive information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our hybrid services complement our core physical and digital service offerings, leveraging our global footprint and our existing customer relationships. We differentiate our offerings by providing solutions that integrate and extend our existing portfolio of products and services.

        The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us. In addition to our existing archival storage services, there is increased opportunity to manage active records. Our hybrid services provide the bridge between customers' physical documents and their new EDM solutions.

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

        Electronic discovery is the component of legal discovery involving information that is converted into digital data or collected and processed in that form. Our eDiscovery services, principally embodied by the Iron Mountain Legal Discovery application acquired in the Stratify acquisition, help our customers identify, organize, analyze, and review particularly relevant or responsive information from within the universe of electronic data generated during the normal course of their business. The ability of current content management technologies to capture and maintain several copies of documents—including different versions of working drafts—underscores the challenges companies face in managing information for eDiscovery.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly-owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores customer marketing literature and delivers this material to sales offices, trade shows and prospective customers' locations based on current and prospective customer orders. In addition, IMFS assembles custom marketing packages and orders and manages and provides detailed reporting on customer marketing literature inventories. A growing element of the content we manage and fulfill is stored digitally and printed on demand by IMFS.

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

        We also sell a full line of specially designed corrugated cardboard storage cartons. We divested ourselves of our commodity data products sales business in 2008 and our domain name management product line in 2010. Consistent with our treatment of acquisitions, we will eliminate all revenues associated with our data products business from the calculation of our internal growth rates for 2008 and 2009 and revenues associated with our domain name management product line were eliminated from the calculation of internal growth rate for 2010 and will also be eliminated from that calculation in 2011.

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

        Online backup is our Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in one of our secure data centers. Customers use our Connected® backup for PC and Mac software product for online backup of desktop or laptop computer data and our LiveVault® server data backup and recovery product for online backup of server data. Customers can choose our off-site hosted Software as a Service solution or they can license the software from us as part of a customer on-site solution.

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

Information Destruction Services

        Our information destruction services consist primarily of physical secure shredding operations. Secure shredding is a natural extension of our hardcopy records management services, completing the lifecycle of a record, and involves the shredding of sensitive documents for corporate customers that, in many cases, also use our services for management of less sensitive archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers throughout the U.S., Canada, the U.K., Australia/New Zealand and Latin America.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting Adjusted OIBDA allow us to operate with a high degree of financial leverage. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media consist primarily of fixed monthly payments. Our annual revenues from these fixed periodic storage fees have grown for 22 consecutive years. For each of the five years 2006 through 2010, storage revenues, which are stable and recurring, have accounted for over 53% or more of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and Adjusted OIBDA.

  •
  Historically Non-Cyclical Storage Business.  Historically, we have not experienced any significant reductions in our storage business as a result of economic downturns although, during recent economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with accelerating destructions of their records, switching vendors or moving their records management services programs in-house. However, during the current recession, which is more severe and has lasted longer than other recent downturns, destruction rates have increased as some customers have been more willing to incur additional short-term service costs in exchange for lower storage costs in the long-term. In addition, we have experienced longer sales cycles and lower incoming volumes from existing customers, due in large part we believe to high unemployment rates and generally lower levels of business activity. Combined, these impacts have resulted in lower net volume growth rates in the short-term. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the five years 2006 through 2010, total net volume growth in North America has ranged from between 1% to 7%.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, sent us additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. However, in the current economic downturn, elevated destruction and withdrawal rates have resulted in lower net volume growth in recent quarters. We believe the continued growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; (3) the costs and inconvenience of moving storage operations in-house or to another provider of information management services; and (4) our positive pricing actions.

  •
  Diversified and Stable Customer Base.  As of December 31, 2010, we had over 150,000 corporate clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 95% of the Fortune 1000. No customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2008, 2009 and 2010. For each of the three years 2008 through 2010, the average volume reduction due to customers terminating their relationship with us was less than 2%.

  •
  Capital Expenditures Related Primarily to Business Line Growth and Ongoing Operations. Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. As the nature of our business has evolved over time, so has the nature of our capital expenditures. Every year we expend capital to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations. We also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally smaller and more discretionary in nature. Below are descriptions of the major types of capital expenditures we are likely to make in a given year:

  •
  Capital to support business line growth—these expenditures are primarily related to capacity expansion. This includes investments in new building outfitting, carton storage systems, tape storage systems and containers, shredding plants and bins and technology service storage and processing capacity.

  •
  Capital to support ongoing business operations—these expenditures are primarily related to major repairs and/or the replacement of assets such as facilities, warehouse equipment and computers, previously referred to as maintenance capital expenditures. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

  •
  Capital for new product development—these expenditures are directly related to the development of new products or services in support of our integrated value proposition.

  •
  Capital for product improvement—these expenditures are primarily related to product and service enhancements that support our leadership position in the various markets in which we operate. Spending in this area includes items such as increased feature functionality, security upgrades or system enhancements.

  •
  Capital to support operational efficiencies—these expenditures are primarily related to driving increased profitability through cost savings and operating efficiencies and include items such as facility consolidations and systems to support operating process improvements.

  •
  Capital to acquire/construct real estate—these expenditures are directly related to the acquisition of real estate, either through the purchase of a new facility or the exercise of a purchase option in an existing lease, or the construction of a new facility.

        Following is a table presenting our capital expenditures(1) for 2008, 2009 and 2010 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (dollars in millions)	2008(3)	2009(3)	2010(3)
Business Line Growth	$226	$164	$125
Business Operations(2)	$55	$63	$72
Product Development	$16	$17	$15
Product Improvement	$21	$32	$33
Operational Efficiencies	$11	$9	$8
Real Estate	$44	$36	$14

Total Capital	$373	$321	$268

        We believe that capital expenditures incurred as a percent of revenues is a meaningful metric for investors as it indicates the efficiency with which we are investing in the growth and operational efficiency of our business. For the years 2008 through 2010, our total capital expenditures incurred as a percent of revenues were approximately 12%, 11% and 9%, respectively. The decrease in capital expenditures as percent of revenues since 2008 is due primarily to our disciplined approach to capital management, a mix shift toward less capital intense service revenues and moderating growth rates in our physical storage business.

        Following is a table presenting our capital expenditures(1) as a percent of total revenues for 2008, 2009 and 2010 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend	2008(3)	2009(3)	2010(3)
Business Line Growth	7.4%	5.4%	4.0%
Business Operations(2)	1.8%	2.1%	2.3%
Product Development	0.5%	0.6%	0.5%
Product Improvement	0.7%	1.0%	1.1%
Operational Efficiencies	0.3%	0.3%	0.3%
Real Estate	1.4%	1.2%	0.5%

Total Capital	12.2%	10.6%	8.6%

(1)
Represents accrued capital expenditures and may differ from amounts presented on the cash basis in the Consolidated Statement of Cash Flows.

(2)
Capital expended in support of ongoing business operations includes amounts previously referred to as maintenance capital expenditures. This category also includes capital expended on operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

(3)
Columns may not foot due to rounding.

Growth Strategy

        We offer our customers an integrated value proposition by providing them with comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex information management challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. We expect to maintain a leadership position in the information management services industry around the world by enabling customers to protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery.

        In the U.S. and Canada, we seek to be one of the largest information management services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information management services industry and to make additional acquisitions and investments in selected international markets. Our near-term growth objectives are comprised of a set of specific initiatives including: (1) our go-to-market initiative, which is a targeted, low risk approach to improving our sales capability and thereby increasing revenues with our existing customers by selling them new services and gaining net new customers that today are unvended; (2) higher growth in our international businesses as we expand our platform for selling core services and new services in higher growth markets; and (3) continuing to expand our services portfolio in the hybrid and digital markets to capture those larger, faster growing opportunities. Although the focus will be on growing our business organically, targeted acquisitions will continue to play a role in our overall growth strategy.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

        In February, 2010, we acquired Mimosa Systems, Inc. ("Mimosa"), a leader in enterprise-class digital content archiving solutions. Our NearPoint® solution, which was part of the Mimosa acquisition, is an enterprise archiving platform that manages the retention and disposition of email, files and SharePoint® information in accordance with corporate governance policy. As part of our comprehensive portfolio of cloud and on-premise information management solutions, NearPoint content archiving lets companies reduce risk and lower their storage and discovery costs. In October 2010, our NearPoint solution was positioned in the Leaders Quadrant in Gartner Inc.'s Magic Quadrant for Enterprise Information Archiving 2010 report. Gartner's Magic Quadrant report positions technology vendors within a particular quadrant based on their completeness of vision and ability to execute when addressing companies' information archiving needs.

Growth from Existing Customers

        Our existing customers' storage of physical records contributes to storage and storage-related service revenues growth because, on average, they generate additional cartons at a faster rate than old cartons are destroyed or permanently removed. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

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

Growth through Acquisitions

        The goals of our current acquisition program are (1) to supplement internal growth in our physical businesses by expanding our new service capabilities and industry-specific services and continuing to expand our presence in targeted international markets and (2) to accelerate our leadership and time to market for our targeted technology services. We have a successful record of acquiring and integrating information management services companies.

Acquisitions in the North American Physical Segment

        We substantially completed our geographic expansion in North America in 2003. Given the small number of attractive acquisition targets in our core physical businesses in North America and our increased revenue base, future acquisitions are expected to be less significant to our overall North American revenue growth than in the past. Acquisitions in the North American Physical segment will likely focus primarily on expanding our hybrid services capabilities.

Acquisitions in the International Physical Segment

        We substantially completed our geographic expansion in Europe and Latin America by 2003 and began our expansion into Asia Pacific in 2005. We expect to continue to make acquisitions and investments in information management services businesses outside North America. We have acquired and invested in, and seek to acquire and invest in, information management services companies in countries, and, more specifically, markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on developing priority expansion markets in Continental Europe and Asia, with continued leverage of our successful joint venture model. Similar to our strategy in North America, we will also explore international acquisitions that strengthen our capabilities in areas such as hybrid services and industry-specific services.

        The experience, depth and strength of local management are particularly important in our international expansion and acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into more than 35 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments, with a long-term goal of full ownership. We believe our joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partner benefits from our expertise in the information management services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate North American acquisition candidates, when looking at an international investment or acquisition, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        Our long-term goal is to acquire full ownership of each business in which we made a joint venture investment. Since 2007, we acquired the remaining minority equity ownership in our Brazilian (2008), Greek (2010), Chinese (2010), Hong Kong (2010) and Singapore (2010) operations. In 2010, to better align our operations with our long-term international growth objectives, we divested our ownership stakes in Indonesia and Sri Lanka. We now own more than 98% of our international operations, measured as a percentage of consolidated revenues.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2008, 2009 and 2010 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2008, 2009 and 2010, we derived approximately 32%, 30% and 31%, respectively, of our total revenues from outside of the U.S. As of December 31, 2008, 2009 and 2010, we have long-lived assets of approximately 31%, 34% and 35%, respectively, outside of the U.S.

Acquisitions in the Worldwide Digital Segment

        Our focus on technology innovation allows us to bring leading products and services to market designed to solve customer problems in the areas of data protection, archiving and discovery. Our approach to innovation includes our internal development efforts, partnering with other technology companies and acquisition of new and existing technologies. We intend to build or develop our own technology in areas core to our strategy in order to protect and extend our position in the market. Examples include, backup and archiving Software as a Service and data reduction technologies. We are developing global technology partnerships that complement our product and service offerings, allow us to offer a complete solution to the marketplace and keep us in contact with emerging technology companies. Our technology acquisition strategy is designed to accelerate our product strategy, leadership and time to market and past examples include the Connected (2004), LiveVault (2005), Stratify (2007) and Mimosa (2010) acquisitions. We expect our future technology acquisitions will be of two primary types, those that bring us new or improved technologies to enhance our existing technology portfolio and those that increase our market position through technology and established revenue streams.

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

Employees

        As of December 31, 2010, we employed over 9,800 employees in the U.S. and over 9,600 employees outside of the U.S. At December 31, 2010, an aggregate of 478 employees were represented by unions in California, Georgia and three provinces in Canada.

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

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Among other types of insurance that we carry, subject to certain policy conditions, sublimits and deductibles are: medical, workers compensation, general liability, umbrella, automobile, professional, warehouse legal liability and directors and officers liability policies. In 2002, we established a wholly-owned Vermont domiciled captive insurance company as a subsidiary through which we retain and reinsure a portion of our property loss exposure.

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

Environmental Matters

        Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances these properties included the operation of underground storage tanks or the presence of asbestos-containing materials. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be liable for environmental costs and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Under various federal, state and local environmental laws, we may be liable for environmental compliance and remediation costs to address contamination, if any, located at owned and leased properties as well as damages arising from such contamination, whether or not we know of, or were responsible for, the contamination, or the contamination occurred while we owned or leased the property. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

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

        In reaction to publicized incidents in which electronically stored information has been lost, illegally accessed or stolen, almost all states have adopted breach of data security statutes or regulations that require notification to consumers if the security of their personal information, such as social security numbers, is breached. In addition, certain federal laws and regulations affecting financial institutions, health care providers and plans and others impose requirements regarding the privacy and security of information maintained by those institutions as well as notification to persons whose personal information is accessed by an unauthorized third party. Some of these laws and regulations provide for civil fines in certain circumstances. One state has adopted regulations requiring every company that maintains or stores personal information to adopt a comprehensive written information security program. In some instances European data protection authorities have issued large fines as a result of data security breaches.

        Continued governmental focus on data security may lead to additional legislative action. For example, the United States Congress is expected to consider legislation that would expand the federal data breach notification requirement beyond the financial and medical fields. The continued emphasis on information security may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers in some incidents that the lost media or records contained personal information, resulting in monetary damages which we have paid. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

        In addition to increases in the costs of operations or potential liability that may result from a heightened focus on data security, our reputation may be damaged by any compromise of security, accidental loss or theft of customer data in our possession. We believe that establishing and maintaining a good reputation is critical to attracting and retaining customers. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. Our liability under our digital, hybrid services and other service contracts is often limited to a percentage of annual revenue under the contract. We cannot assure you that where we have limitation of liability provisions they will be enforceable in all instances or would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

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

        Continued economic weakness in the markets where we operate may cause some customers to postpone projects for which they would otherwise retain our services and may, in some instances, cause customers to forgo our services. Many of our largest customers are financial institutions that have been particularly affected by the economic downturn; their condition may lead them to reduce their use of our services. In addition, a higher percentage of our customers may seek protection under bankruptcy laws, potentially affecting not only future business but also our ability to collect accounts receivable.

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

        As of December 31, 2010, we provided services in more than 35 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in information management services businesses in foreign markets. International operations are subject to numerous risks, including:

  •
  the impact of foreign government regulations and U.S. regulations that apply to us wherever we operate;

  •
  the volatility of certain foreign economies in which we operate;

  •
  political uncertainties;

  •
  unforeseen liabilities, particularly within acquired businesses;

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

        We operate certain digital information management businesses. Our participation in these markets poses certain unique risks. For example, we may be unable to:

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

        In addition, the digital solutions we offer may not gain or retain market acceptance, or business partners upon whom we depend for technical and management expertise and the hardware and software products we need to complement our services, may not perform as expected.

We may be subject to claims that our technology, particularly with respect to digital services, violates the intellectual property rights of a third party.

        Third parties may have legal rights (including ownership of patents, trade secrets, trademarks and copyrights) to ideas, materials, processes, names or original works that are the same or similar to those we use, especially in our digital business. Third parties may bring claims, or threaten to bring claims, against us that allege that their intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

Changing fire and safety standards may result in significant expense in certain jurisdictions.

        We operate 990 records management and offsite data protection facilities worldwide, including 587 in the United States alone. Many of these facilities were built and outfitted by third parties and added to Iron Mountain's real estate portfolio as part of acquisitions completed between 1995 and 2005. Some of these facilities contain fire suppression and safety features that are different from our current specifications for new facilities, although we believe all of our facilities were constructed in compliance with laws and regulations in effect at the time of their construction or outfitting. Where we believe the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures which may involve considerable expense to the company. If additional fire safety and suppression measures were required at a large number of our facilities, this could negatively impact our business, financial condition or results of operations.

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

        Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our results of operations. These events could result in customer disruption, physical damages to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

Attacks on our internal information technology systems could damage our reputation, harm our businesses and adversely impact our results of operations.

        Our reputation for providing secure information storage to customers is critical to the success of our business. We regularly face attempts by hackers and similar unauthorized users to gain access to our information technology systems. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. A successful breach of the security of our information technology systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Risks Relating to Our Common Stock

No Guaranty of Dividend Payments or Stock Repurchases

        Although our board of directors approved a share repurchase program and adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock, any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock in the case of the repurchase program and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2010 (dollars in millions):

Total long-term debt	$3,009.5
Total equity	$1,963.3
Debt to equity ratio	1.53	X

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

        Our growth strategy involves expanding operations in international markets, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have begun our expansion into the Asia Pacific region. We have entered into joint ventures and have acquired all or a majority of the equity in information management services businesses operating in these areas and may acquire other information management services businesses in the future.

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

        We also compete with other information management services providers for companies to acquire. Some of our competitors may possess substantial financial and other resources. If any such competitor were to devote additional resources to pursue such acquisition candidates or focus its strategy on our international markets, the purchase price for potential acquisitions or investments could rise, competition in international markets could increase and our results of operations could be adversely affected.

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2010, we conducted operations through 804 leased facilities and 238 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Physical Business (658), International Physical Business (363), Worldwide Digital Business (20) and Corporate (1). These facilities contain a total of 66 million square feet of space. Facility rent expense was $224.7 million and $227.8 million for the years ended December 31, 2009 and 2010, respectively. The leased facilities typically have initial lease terms of five to ten years with one or more five year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the U.K. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual lease commitments.

Item 3. Legal Proceedings.

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 2,000 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. The parties participated in a preliminary hearing in December 2010 and an additional hearing is scheduled to take place in May 2011, in which oral arguments will be presented. We intend to defend this case vigorously. While we are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

        In August 2010, we were named as a defendant in a patent infringement suit filed in the US District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that our Connected backup technology infringes certain U.S. patents owned by the plaintiff and seeks damages equal to 10% of our Connected revenue from 2005 through 2010, or approximately $26 million, and future royalties. In November 2010, we filed a motion to dismiss for misjoinder, or in the alternative, to sever and transfer claims to the US District Court for the District of Massachusetts. In December 2010, Oasis Research LLC filed a response opposing our motions. The court has not ruled on any outstanding motions. A scheduling conference has been set for April 18, 2011. Although we are unable to predict the final outcome of this matter at this time, we believe we have meritorious defenses and intend to defend this case vigorously. We do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liability arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

General

        In addition to the matters discussed above, we are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us. In the opinion of management, other than discussed above, no material legal proceedings are pending to which we, or any of our properties, are subject.

Item 4. [Removed and Reserved.]

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange, or the NYSE, under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2009 and 2010:

	Sale Prices
	High	Low
2009
First Quarter	$25.66	$16.91
Second Quarter	31.27	21.52
Third Quarter	32.04	26.29
Fourth Quarter	27.57	22.74
2010
First Quarter	$27.76	$21.32
Second Quarter	28.49	22.44
Third Quarter	25.81	20.09
Fourth Quarter	25.42	19.93

        The closing price of our common stock on the NYSE on February 10, 2011 was $26.67. As of February 10, 2011, there were 607 holders of record of our common stock. We believe that there are more than 80,000 beneficial owners of our common stock.

        We did not pay dividends on our common stock during 2009, however, in February 2010, our board of directors adopted a dividend policy under which we began paying quarterly dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to stockholders of record on March 25, 2010 in the aggregate amount of $12.7 million. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to stockholders of record on June 25, 2010 in the aggregate amount of $12.6 million. The third quarterly dividend of $0.0625 per share was paid on October 15, 2010 to stockholders of record on September 28, 2010 in the aggregate amount of $12.5 million. The fourth quarterly dividend of $0.1875 per share was paid on January 14, 2011 to stockholders of record on December 27, 2010 in the aggregate amount of $37.5 million. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In February 2010, our board of directors also approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock, and in October 2010, our board of directors authorized up to an additional $200.0 million of such purchases, for a total of $350.0 million. Any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock in the case of the repurchase program and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended December 31, 2010. The following table sets forth our common stock repurchased for the three months ended December 31, 2010:

Issuer Purchases of Equity
Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
October 1, 2010–October 31, 2010	444,480	$21.41	444,480	$245,900
November 1, 2010–November 30, 2010	312,770	$22.39	312,770	$238,899
December 1, 2010–December 31, 2010	16,139	$22.74	16,139	$238,532

Total	773,389	$21.83	773,389

(1)
Information is based on trade dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan. All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)
In February 2010, we announced that our board of directors had authorized a stock repurchase program for up to $150.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2010, our board of directors authorized up to an additional $200.0 million for our stock repurchase program, increasing our total authorizations from $150.0 million to $350.0 million. The board of directors did not specify an expiration date for this program.

(4)
Dollar amounts represented reflect $350.0 million minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

 Item 6. Selected Financial Data.

        The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements (see footnote (2) below). The selected consolidated financial and operating information set forth below, giving effect to stock splits, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	2006	2007	2008	2009	2010(1)
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage(2)	$1,298,549	$1,470,269	$1,628,698	$1,667,642	$1,731,695
Service(2)	1,051,793	1,259,766	1,426,436	1,345,953	1,395,854

Total Revenues	2,350,342	2,730,035	3,055,134	3,013,595	3,127,549
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,074,268	1,260,120	1,382,019	1,271,214	1,254,198
Selling, general and administrative	670,074	771,375	882,364	874,359	927,873
Depreciation and amortization	208,373	249,294	290,738	319,072	344,283
Goodwill impairment(3)	—	—	—	—	283,785
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(9,560)	(5,472)	7,483	406	(6,143)

Total Operating Expenses	1,943,155	2,275,317	2,562,604	2,465,051	2,803,996
Operating Income	407,187	454,718	492,530	548,544	323,553
Interest Expense, Net	194,958	228,593	236,635	227,790	220,986
Other (Income) Expense, Net	(11,989)	3,101	31,028	(12,079)	1,772

Income Before Provision for Income Taxes	224,218	223,024	224,867	332,833	100,795
Provision for Income Taxes	93,795	69,010	142,924	110,527	149,787

Net Income (Loss)	130,423	154,014	81,943	222,306	(48,992)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,560	920	(94)	1,429	4,908

Net Income (Loss) Attributable to Iron Mountain Incorporated	$128,863	$153,094	$82,037	$220,877	$(53,900)

(footnotes follow)

	Year Ended December 31,
	2006	2007	2008	2009	2010(1)
	(In thousands, except per share data)
Earnings (Losses) per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.65	$0.77	$0.41	$1.09	$(0.27)

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.64	$0.76	$0.40	$1.08	$(0.27)

Weighted Average Common Shares Outstanding—Basic	198,116	199,938	201,279	202,812	201,991

Weighted Average Common Shares Outstanding—Diluted	200,463	202,062	203,290	204,271	201,991

Dividends Declared per Common Share(4)	$—	$—	$—	$—	$0.375

	Year Ended December 31,
	2006	2007	2008	2009	2010(1)
	(In thousands)
Other Data:
Adjusted OIBDA(5)	$606,000	$698,540	$790,751	$868,022	$945,478
Adjusted OIBDA Margin(5)	25.8%	25.6%	25.9%	28.8%	30.2%
Ratio of Earnings to Fixed Charges	1.8 x	1.7 x	1.7 x	2.1x	1.3x

	As of December 31,
	2006	2007	2008	2009	2010(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$45,369	$125,607	$278,370	$446,656	$258,693
Total Assets	5,209,521	6,307,921	6,356,854	6,846,834	6,395,799
Total Long-Term Debt (including Current Portion of Long-Term Debt)	2,668,816	3,266,288	3,243,215	3,251,784	3,009,455
Total Equity	1,570,788	1,816,769	1,818,553	2,157,471	1,963,262

(footnotes follow)

Reconciliation of Adjusted OIBDA to Operating Income and Net Income (Loss):

	Year Ended December 31,
	2006	2007	2008	2009	2010(1)
	(In thousands)
Adjusted OIBDA(5)	$606,000	$698,540	$790,751	$868,022	$945,478
Depreciation and Amortization	208,373	249,294	290,738	319,072	344,283
Goodwill impairment(3)	—	—	—	—	283,785
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(9,560)	(5,472)	7,483	406	(6,143)

Operating Income	407,187	454,718	492,530	548,544	323,553
Less: Interest Expense, Net	194,958	228,593	236,635	227,790	220,986
Other (Income) Expense, Net	(11,989)	3,101	31,028	(12,079)	1,772
Provision (Benefit) for Income Taxes	93,795	69,010	142,924	110,527	149,787
Net Income (Loss) Attributable to Noncontrolling interests	1,560	920	(94)	1,429	4,908

Net Income (Loss) Attributable to Iron Mountain Incorporated	$128,863	$153,094	$82,037	$220,877	$(53,900)

(footnotes follow)

(1)
Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2006, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. There were no significant infrequent or unusual items in the IME two-month period ended December 31, 2008 and 2009.

(2)
In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues and increase service revenues by $28,620, $28,805, $29,211, $28,753 and $28,526 for the years ended December 31, 2006, 2007, 2008, 2009 and 2010, respectively. There was no change in total consolidated reported revenues and the changes were not material to internal revenue growth calculations.

(3)
Represents a $283,785 non-cash goodwill impairment charge related to our Worldwide Digital Business segment in the year ended December 31, 2010. See Note 2.g. to Notes to Consolidated Financial Statements.

(4)
In February 2010, our board of directors adopted a dividend policy under which we began paying quarterly dividends on our common stock. See "Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

(5)
Adjusted OIBDA is defined as operating income before depreciation, amortization, goodwill impairment and (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. For a more detailed definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion should be read in conjunction with "Item 6. Selected Financial Data" and the Consolidated Financial Statements and Notes thereto and the other financial and operating information included elsewhere in this filing.

        This discussion contains "forward-looking statements," as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing and "Item 1A. Risk Factors" beginning on page 16 of this filing.

Overview

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years, and have accounted for over 53% of total consolidated revenues in each of the last five years. Our annual revenues from these fixed periodic storage fees have grown for 22 consecutive years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, recurring project revenues and maintenance and support fees associated with software license sales. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. Our consolidated revenues are also subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2008, 2009 and 2010, we derived approximately 32%, 30% and 31%, respectively, of our total revenues from outside the U.S. In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues and increase service revenues by approximately $29.2 million, $28.8 million and $28.5 million for the years ending December 31, 2008, 2009, and 2010, respectively. There was no change in total consolidated reported revenues and the changes were not material to internal revenue growth calculations.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when shipped to the customer and title has passed to the customer. Revenues from the sales of products has historically not been significant. Revenues from sales of software licenses are recognized at the time of product delivery to our customer or reseller, and revenue from maintenance and support agreements are recognized ratably over the term of the agreement.

        Cost of sales (excluding depreciation and amortization) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties. Due to the declining economic environment in 2008, the then current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we leased, declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases were classified as capital leases upon renewal, or at lease inception, for new leases. The impact of this change with respect to these leases was to lower vehicle rent expense (a component of transportation costs within cost of sales) by approximately $22.4 million in 2009, offset by an increased amount of combined depreciation (by approximately $20.2 million) and interest expense (by approximately $3.3 million) for the year ended December 31, 2009 as compared to the year ended December 31, 2008.

        The expansion of our European, secure shredding and digital services businesses has impacted the major cost of sales components. Our European operations are more labor intensive than our core U.S. physical businesses and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American core physical business. This trend is more than offset by improvements in domestic labor costs as a percentage of North American revenues. Our secure shredding operations incur less facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses and our digital services require significantly lower labor and facility costs than our core physical businesses.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wage and benefit dollars as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. The overhead structure of our expanding European and Asian operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our European and Asian operations become a more meaningful percentage of our consolidated results. Similarly, our digital services businesses require a higher level of overhead, particularly in the area of information technology, than our core physical businesses.

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationship acquisition costs and core technology and is impacted by the nature and timing of acquisitions.

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as more fully discussed below within Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net; and (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as more fully discussed below within Other (Income) Expense, Net. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized this estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million.

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. During 2008, we saw net increases in both revenues and expenses as a result of the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. In the third quarter of 2008, we saw a dramatic strengthening of the U.S. dollar in comparison to all the major foreign currencies of our most significant international markets, which lead to a decrease in reported revenue and expenses in the fourth quarter of 2008. In 2009, we saw decreases in both revenues and expenses as a result of the weakening of the British pound sterling, the Canadian dollar and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. In 2010, we saw increases in both revenues and expenses as a result of the strengthening of the British pound sterling and the Canadian dollar, slightly offset by a weakening of the Euro, against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2008 results at the 2009 average exchange rates and the 2009 results at the 2010 average exchange rates.

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12.2 million as of January 1, 2007. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2008 and 2009.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2009(1)	2010
British pound sterling	$1.544	$1.546	0.1%
Canadian dollar	$0.880	$0.971	10.3%
Euro	$1.366	$1.328	(2.8)%

	Average Exchange Rates for the Year Ended December 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2008(1)	2009(1)
British pound sterling	$1.944	$1.544	(20.6)%
Canadian dollar	$0.944	$0.880	(6.8)%
Euro	$1.497	$1.366	(8.8)%

(1)
Corresponding to the appropriate periods based on the operating subsidiaries of IME's fiscal year ended October 31.

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

("GAAP"), such as operating or net income (loss) or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income and Net Income (Loss) (in thousands):

	Year Ended December 31,
	2006	2007	2008	2009	2010
Adjusted OIBDA	$606,000	$698,540	$790,751	$868,022	$945,478
Less: Depreciation and Amortization	208,373	249,294	290,738	319,072	344,283
Goodwill impairment	—	—	—	—	283,785
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(9,560)	(5,472)	7,483	406	(6,143)

Operating Income	407,187	454,718	492,530	548,544	323,553
Less: Interest Expense, Net	194,958	228,593	236,635	227,790	220,986
Other (Income) Expense, Net	(11,989)	3,101	31,028	(12,079)	1,772
Provision (Benefit) for Income Taxes	93,795	69,010	142,924	110,527	149,787
Net Income (Loss) Attributable to Noncontrolling interests	1,560	920	(94)	1,429	4,908

Net Income (Loss) Attributable to Iron Mountain Incorporated	$128,863	$153,094	$82,037	$220,877	$(53,900)

Free Cash Flows before Acquisitions and Discretionary Investments, or FCF

        FCF is defined as Cash Flows from Operating Activities less capital expenditures (excluding real estate), net of proceeds from the sales of property and equipment and other, net, and additions to customer acquisition cost. Our management uses this measure when evaluating the operating performance and profitability of our consolidated business. FCF is a useful measure in determining our ability to generate excess cash flows for reinvestment in the business, for discretionary deployment in investments such as real estate or acquisition opportunities, the potential returning of capital to shareholders or the repayment of indebtedness. As such, we believe this measure provides relevant and useful information to our current and potential investors.

FCF reconciled to Cash Flows from Operating Activities (in thousands):

	Year Ended December 31,
	2006	2007	2008	2009	2010
Free Cash Flows before Acquisitions and Discretionary Investments	$47,469	$147,571	$181,535	$335,633	$373,385
Add: Capital Expenditures (excluding real estate), net(1)	312,562	320,670	341,312	270,519	238,514
Additions to Customer Acquisitions Costs	14,251	16,403	14,182	10,759	13,241

Cash Flows From Operating Activities	$374,282	$484,644	$537,029	$616,911	$625,140

Cash Flows from Investing Activities	$(446,714)	$(866,635)	$(459,594)	$(324,066)	$(432,670)

Cash Flows from Financing Activities	$82,734	$457,005	$87,368	$(129,692)	$(381,234)

(1)
The 2010 results include approximately $11,000 incurred by IME in November and December 2009 prior to the change in its fiscal year end.

Adjusted Earnings per Share ("EPS")

        Adjusted EPS is defined as reported earnings per share excluding: (a) gains and losses on the disposal/write down of property, plant and equipment, net; (b) goodwill impairment charges; (c) other (income) expense, net; (d) the tax impact of reconciling items and discrete tax items; and (e) net income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to investors when comparing our results from past, present and future periods.

Adjusted EPS—Fully Diluted reconciled to Reported EPS Fully Diluted:

	Year Ended December 31,
	2006	2007	2008	2009	2010
Adjusted EPS—Fully Diluted	$0.60	$0.69	$0.80	$0.98	$1.15
Less: (Gain) Loss on disposal/writedown of
property, plant and equipment, net	(0.05)	(0.03)	0.04	—	(0.03)
Goodwill Impairment	—	—	—	—	1.40
Other (Income) Expense, net	(0.06)	0.02	0.15	(0.06)	0.01
Tax impact of reconciling items and discrete tax items	0.06	(0.06)	0.21	(0.05)	0.02
Noncontrolling Interests	0.01	0.00	—	0.01	0.02

Reported EPS—Fully Diluted	$0.64	$0.76	$0.40	$1.08	$(0.27)

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

Revenue Recognition

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including addition of new records, temporary removal of records from storage, refilling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, recurring project revenues and maintenance and support fees associated with software license sales. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when shipped to the customer and title has passed to the customer. Revenues from the sales of products has historically not been significant. Revenues from sales of software licenses are recognized at the time of product delivery to our customer or reseller, and revenue from maintenance and support agreements are recognized ratably over the term of the agreement. Revenues from software license sales and maintenance and support accounted for less than 1% of our annual 2010 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions, and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally no later than one year past due. As of December 31, 2009 and 2010, our allowance for doubtful accounts and credit memos balance totaled $25.5 million and $25.9 million, respectively.

Impairment of Tangible and Intangible Assets

        Assets subject to amortization—We review long-lived assets and all amortizable intangible assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted net cash flows of the operation to which the assets relate to their carrying amount. The operations are generally distinguished by the business segment and geographic region in which they operate. If the operation is determined to be unable to recover the carrying amount of its assets, then intangible assets are written down first, followed by the other long-lived assets of the operation, to fair value. Fair value is based on discounted cash flows or appraised values, depending upon the nature of the assets.

        Goodwill—Assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2008 and 2009 and noted no impairment of goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as is more fully discussed below within Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net and; (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as is more fully discussed below within Other (Income) Expense, Net. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized this estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million.

        We performed our most recent annual goodwill impairment review as of October 1, 2010 and noted no additional impairment of goodwill. As of December 31, 2010, no factors were identified that would alter our October 1, 2010 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia/New Zealand; Worldwide Digital; Joint Ventures (includes India, the various joint ventures in Southeast Asia and Russia, referred to as the "Joint Ventures") and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, (1) the United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding joint ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,735.0 million, $440.9 million, $29.8 million and $67.1 million for North America, Europe, Latin America and Australia/New Zealand, respectively. Our Joint Ventures and BPM reporting units have no goodwill as of December 31, 2010. Our Worldwide

Digital reporting unit goodwill was written down to $51.1 million as of December 31, 2010 as a result of the charges previously discussed above. Our North America, Europe, Latin America, Australia/New Zealand and Worldwide Digital reporting units have estimated fair values as of October 1, 2010 that exceed their carrying value by greater than 20%.

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

Accounting for Internal Use Software

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment.

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. Our expansion into new technology-based service offerings requires the development of internal use software that will be susceptible to rapid and significant changes in technology. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. General uncertainties related to expansion into digital businesses, including the timing of introduction and market acceptance of our services, may adversely impact the recoverability of these assets. As of December 31, 2009 and 2010, capitalized labor net of accumulated depreciation was $41.4 million and $35.3 million, respectively. See Note 2(f) to Notes to Consolidated Financial Statements.

        During the years ended December 31, 2008, 2009 and 2010, we wrote-off $0.6 million (primarily in Corporate), $0.6 million (primarily in Corporate) and $4.9 million (primarily in the Worldwide Digital Business segment), respectively, of previously deferred software costs, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net.

Income Taxes

        We have recorded a valuation allowance, amounting to $79.9 million as of December 31, 2010, to reduce our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards, to the amount that is more likely than not to be realized. We have federal net operating loss carryforwards which begin to expire in 2020 through 2029 of $84.3 million ($29.5 million, tax effected) at December 31, 2010 to reduce future federal taxable income. We have an asset for state net operating losses of $15.6 million (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 75%. We have assets for foreign net operating losses of $38.1 million, with various expiration dates, subject to a valuation allowance of approximately 74%. Additionally, we have federal research credits of

$2.2 million which begin to expire in 2022 through 2029 and state research credits of $1.1 million (net of federal tax benefit) which have no expiration date, subject to a valuation allowance of approximately 19%. We also have foreign tax credits of $60.8 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2009 and 2010, we had approximately $88.2 million and $59.9 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        We are currently under audit by the state of Massachusetts for the 2004 through 2008 tax years. We have not received any assessments to date. However, we may receive a notice of intention to assess in the range of zero to approximately $12.0 million, including interest and penalties. While we are unable to predict the final outcome of the audit at this time, it may result in an assessment of excise tax, which is a component of the income tax provision, or an assessment of net worth tax, which is an operating charge. We intend to defend this case vigorously. We do not expect this audit to have a material impact on our consolidated results of operations or financial condition.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $4.5 million, $4.7 million and $(1.6) million for gross interest and penalties for the years ended December 31, 2008, 2009 and 2010, respectively.

        We had $12.9 million and $11.6 million accrued for the payment of interest and penalties as of December 31, 2009 and 2010, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units and shares issued under the employee stock purchase plan. Stock-based compensation expense, included in the accompanying consolidated statements of operations, for the years ended December 31, 2008, 2009 and 2010 was $19.0 million ($15.7 million after tax or $0.08 per basic and diluted share), $18.7 million ($14.7 million after tax or $0.07 per basic and diluted shares) and $20.4 million ($15.7 million after tax or $0.08 per basic and diluted shares), respectively.

        The fair values of option grants are estimated on the date of grant using the Black-Scholes option pricing model. Expected volatility and the expected term are the input factors to that model which require the most significant management judgment. Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The expected life (estimated period of time outstanding) of stock options granted is estimated using the historical exercise behavior of employees.

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2009 and 2010 there were approximately $41.1 million and $43.9 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (the "FASB") issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the FASB Accounting Standards Codification™ (the "Codification") apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative selling price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence; and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

Results of Operations

        Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009 and Comparison of Year Ended December 31, 2009 to Year Ended December 31, 2008 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$3,013,595	$3,127,549	$113,954	3.8%
Operating Expenses(1)	2,465,051	2,803,996	338,945	13.8%

Operating Income	548,544	323,553	(224,991)	(41.0)%
Other Expenses, Net	326,238	372,545	46,307	14.2%

Net Income (Loss)	222,306	(48,992)	(271,298)	(122.0)%
Net Income Attributable to Noncontrolling Interests	1,429	4,908	3,479	243.5%

Net Income (Loss) Attributable to Iron Mountain Incorporated	$220,877	$(53,900)	$(274,777)	(124.4)%

Adjusted OIBDA(2)	$868,022	$945,478	$77,456	8.9%

Adjusted OIBDA Margin(2)	28.8%	30.2%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2008	2009
Revenues	$3,055,134	$3,013,595	$(41,539)	(1.4)%
Operating Expenses	2,562,604	2,465,051	(97,553)	(3.8)%

Operating Income	492,530	548,544	56,014	11.4%
Other Expenses, Net	410,587	326,238	(84,349)	(20.5)%

Net Income	81,943	222,306	140,363	171.3%
Net Income (Loss) Attributable to Noncontrolling Interests	(94)	1,429	1,523	1620.2%

Net Income Attributable to Iron Mountain Incorporated	$82,037	$220,877	$138,840	169.2%

Adjusted OIBDA(2)	$790,751	$868,022	$77,271	9.8%

Adjusted OIBDA Margin(2)	25.9%	28.8%

(1)
Includes a $283.8 million non-cash goodwill impairment charge related to our Worldwide Digital Business segment in the year ended December 31, 2010.

(2)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Goodwill Impairment, or Adjusted OIBDA" for definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUE

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$1,667,642	$1,731,695	$64,053	3.8%	2.9%	2.8%
Core Service	976,507	981,032	4,525	0.5%	(0.9)%	(1.2)%

Total Core Revenue	2,644,149	2,712,727	68,578	2.6%	1.5%	1.3%
Complementary Services	369,446	414,822	45,376	12.3%	11.3%	9.2%

Total Revenue	$3,013,595	$3,127,549	$113,954	3.8%	2.7%	2.3%

	Year Ended December 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2008	2009		Actual
Storage	$1,628,698	$1,667,642	$38,944	2.4%	6.4%	6.4%
Core Service	990,514	976,507	(14,007)	(1.4)%	3.7%	3.4%

Total Core Revenue	2,619,212	2,644,149	24,937	1.0%	5.3%	5.3%
Complementary Services	435,922	369,446	(66,476)	(15.2)%	(11.4)%	(9.4)%

Total Revenue	$3,055,134	$3,013,595	$(41,539)	(1.4)%	3.0%	3.2%

(1)
Constant currency growth rates are calculated by translating the 2008 results at the 2009 average exchange rates and the 2009 results at the 2010 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $64.1 million, or 3.8%, to $1,731.7 million for the year ended December 31, 2010 and $38.9 million, or 2.4%, to $1,667.6 million for the year ended December 31, 2009, in comparison to the years ended December 31, 2009 and 2008, respectively. The increase for the year ended December 31, 2010 is attributable to internal revenue growth of 2.8%. Foreign currency exchange rate fluctuations added 1.0% to our storage revenue growth rate for the year ended December 31, 2010. Our storage growth rate was moderated in 2010 by current economic factors resulting in lower pricing and longer new sales cycles in our digital business, reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management physical business, which were offset by new sales in international markets. The increase in 2009 over 2008 is attributable to internal revenue growth of 6.4% resulting from strength in our North American Physical and International Physical operating segments, offset by foreign currency exchange rate fluctuations of (4.0)%.

        Consolidated service revenues consisting of core service and complementary services increased $49.9 million, or 3.7%, to $1,395.9 million for the year ended December 31, 2010 from $1,346.0 million for the year ended December 31, 2009. Service revenue internal growth was 1.7% as complementary service revenue internal growth of 9.2% in 2010 was offset by negative core service revenue internal growth of 1.2% in 2010. Complementary service revenues increased in 2010 primarily due to $36.8 million more revenue from the sale of recycled paper resulting from higher recycled paper pricing and gains in hybrid service revenues, which more than offset declines in eDiscovery revenues due to reduced average matter size and lower pricing, in the year ended December 31, 2010 compared to 2009. Core service revenue internal growth in the year ended December 31, 2010 was constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. Favorable foreign currency exchange rate fluctuations for the year ended December 31, 2010 compared to the same period in 2009 increased reported service revenues 1.4%. Consolidated service revenues decreased $80.5 million, or (5.6)%, to $1,346.0 million for the year ended December 31, 2009 from $1,426.4 million for the year ended December 31, 2008. Service revenue internal growth was negative 0.5% as a result of negative complementary service revenue internal growth of 9.4% in 2009, partially offset by core service revenue internal growth of 3.4% over 2008. As expected, complementary service revenues decreased on a year-over-year basis primarily due to the completion of a large special project in Europe in the third quarter of 2008 and $34.4 million less revenue from the sale of recycled paper revenues resulting from a steep decline in recycled paper pricing. We also experienced softness in 2009 in the more discretionary revenues such as project revenues and fulfillment services. Core service revenue growth was also constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding. Unfavorable foreign currency exchange rate fluctuations reduced reported service revenues by 4.7% for 2009 compared to 2008.

        For the reasons stated above, our consolidated revenues increased $114.0 million, or 3.8%, to $3,127.5 million for the year ended December 31, 2010 from $3,013.6 million for the year ended December 31, 2009. Internal revenue growth was 2.3% for 2010. We calculate internal revenue growth in local currency for our international operations. For the year ended December 31, 2010, foreign currency exchange rate fluctuations increased our reported revenues by 1.2% primarily due to the strengthening of the British pound sterling and the Canadian dollar against the U.S. dollar, offset by the weakening of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Our consolidated revenues decreased $41.5 million, or (1.4)%, to $3,013.6 million for the year ended December 31, 2009 from $3,055.1 million for the year ended December 31, 2008. Internal revenue growth was 3.2% and 7.9% in 2009 and 2008, respectively, and acquisitions contributed 0.3% and 3.4% in 2009 and 2008, respectively. For the year ended December 31, 2009, foreign currency exchange rate fluctuations negatively impacted our reported revenues by 4.3% primarily due to the weakening of the British pound sterling, the Canadian dollar and the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. For the year ended December 31, 2008, net favorable foreign currency exchange rate fluctuations that impacted our revenues were 0.6% and were primarily due to the strengthening of the Euro, the Brazilian real and the Canadian dollar against the U.S. dollar, offset by the weakening of the British pound sterling against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2009				2010
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	7.5%	6.6%	6.9%	4.7%	3.5%	3.3%	2.2%	2.1%
Service Revenue	0.4%	1.2%	(3.6)%	0.1%	4.4%	1.0%	1.7%	(0.2)%
Total Revenue	4.2%	4.1%	2.0%	2.6%	3.9%	2.2%	2.0%	1.1%

        We expect our consolidated internal revenue growth for 2011 to be approximately 0% to 2%. During the past eight quarters our storage internal growth rate has ranged between 2.1% and 7.5%. Our storage growth rate was moderated by current economic factors resulting in lower pricing and longer new sales cycles in our digital business, reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management physical business, which were offset by new sales in international markets. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues, which are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service revenues reflects the following: (1) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in late 2008; (3) declines in commodity prices for recycled paper and fuel, beginning in late 2008 and into 2009, but improving throughout 2010; and (4) a large public sector contract in Europe that was completed in the third quarter of 2008.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$626,751	$621,012	$(5,739)	(0.9)%	(2.3)%	20.8%	19.9%	(0.9)%
Facilities	419,616	417,503	(2,113)	(0.5)%	(1.8)%	13.9%	13.3%	(0.6)%
Transportation	110,285	107,991	(2,294)	(2.1)%	(3.1)%	3.7%	3.5%	(0.2)%
Product Cost of Sales and Other	114,562	107,692	(6,870)	(6.0)%	(6.4)%	3.8%	3.4%	(0.4)%

	$1,271,214	$1,254,198	$(17,016)	(1.3)%	(2.6)%	42.2%	40.1%	(2.1)%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
Labor	$674,466	$626,751	$(47,715)	(7.1)%	(2.5)%	22.1%	20.8%	(1.3)%
Facilities	424,796	419,616	(5,180)	(1.2)%	3.6%	13.9%	13.9%	0.0%
Transportation	152,080	110,285	(41,795)	(27.5)%	(23.8)%	5.0%	3.7%	(1.3)%
Product Cost of Sales and Other	130,677	114,562	(16,115)	(12.3)%	(8.0)%	4.3%	3.8%	(0.5)%

	$1,382,019	$1,271,214	$(110,805)	(8.0)%	(3.5)%	45.2%	42.2%	(3.0)%

Labor

        Labor expense decreased to 19.9% of consolidated revenues for the year ended December 31, 2010 compared to 20.8% for the year ended December 31, 2009. For the year ended December 31, 2010 as compared to the year ended December 31, 2009, labor expense was unfavorably impacted by 1.4 percentage points due to currency variations. Excluding the effect of currency rate fluctuations, labor expense decreased by 2.3% in 2010 primarily due to productivity gains in our North American Physical Business, lower core service levels and lower incentive compensation expense of $12.5 million in the year ended December 31, 2010.

        For the year ended December 31, 2009 as compared to the year ended December 31, 2008, labor expense was favorably impacted by 4.6 percentage points due to currency variations. Excluding the effect of currency rate fluctuations, labor expense decreased by 2.5% in 2009 due primarily to productivity gains in our North American Physical Business, which is reflected in the approximate year-over-year decline of 8% in employee headcount, offset by merit increases.

Facilities

        Facilities costs decreased to 13.3% of consolidated revenues for the year ended December 31, 2010 compared to 13.9% for the year ended December 31, 2009. Facilities costs were unfavorably impacted by 1.3 percentage points due to currency variations during the year ended December 31, 2010. The largest component of our facilities cost is rent expense, which decreased on a reported dollar basis to 12.3% of consolidated storage revenues in the year ended December 31, 2010 compared to 12.7% in the same period in 2009. Other facilities costs decreased by approximately $7.0 million, in constant currency terms, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to decreases in building maintenance costs of approximately $2.3 million, common area charges of $2.1 million and utilities costs of $2.0 million.

        Facilities costs were favorably impacted by 4.8 percentage points due to currency variations during the year ended December 31, 2009. The largest component of our facilities cost is rent expense, which decreased on a reported dollar basis from 13.4% of consolidated storage revenues for 2008 to 12.7% of consolidated storage revenues in 2009, mainly as a result of the impact of revenue mix and incremental rent charges incurred in the latter half of 2008 related to our U.K. operations. Other facilities costs for 2009 increased in constant currency terms due to increased common area charges of $8.5 million, property taxes and insurance of $2.4 million, and utilities of $0.3 million related to rising costs.

Transportation

        Transportation expenses were unfavorably impacted by 1.0 percentage points due to currency rate changes during the year ended December 31, 2010. Transportation expenses decreased by $3.5 million in constant currency terms during the year ended December 31, 2010 compared to the same period in 2009. A decrease of $3.3 million in vehicle lease expense for the year ended December 31, 2010 compared to 2009 was due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being allocated to depreciation and interest.

        Transportation expenses were favorably impacted by 3.7 percentage points due to currency variations during the year ended December 31, 2009 as compared to the year ended 2008. Certain vehicle leases related to vans, trucks and mobile shredding units in our vehicle lease portfolio previously classified as operating leases in 2008 were classified as capital leases upon renewal or at inception for new leases in 2009. As a result, for 2009 we had lower vehicle rent expense in our North American Physical segment of approximately $22.4 million (offset by an increased amount of combined depreciation of approximately $20.2 million and interest expense of approximately $3.3 million). In addition, fuel costs decreased by $14.1 million during 2009 as compared to 2008. The lower fuel costs were primarily due to lower commodity prices and, to a lesser extent, the benefit of productivity gains from ongoing transportation improvement initiatives.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 0.4 percentage points of currency rate changes during the year ended December 31, 2010. For 2010, product cost of sales and other decreased by $6.9 million as compared to the prior year on an actual basis, due primarily to a $3.2 million reduction in carton costs in 2010 compared to 2009, primarily due to costs associated with product sourcing.

        These costs were favorably impacted by 4.3 percentage points of currency variations during the year ended December 31, 2009 as compared to the year ended December 31, 2008. For 2009, product cost of sales and other decreased in constant currency terms by $10.5 million as compared to the prior year primarily due to the sale of our North American data product sales line in the second quarter of 2008.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$462,131	$478,398	$16,267	3.5%	2.7%	15.3%	15.3%	0.0%
Sales, Marketing & Account Management	261,954	281,477	19,523	7.5%	6.8%	8.7%	9.0%	0.3%
Information Technology	138,442	156,550	18,108	13.1%	12.6%	4.6%	5.0%	0.4%
Bad Debt Expense	11,832	11,448	(384)	(3.2)%	(3.7)%	0.4%	0.4%	0.0%

	$874,359	$927,873	$53,514	6.1%	5.4%	29.0%	29.7%	0.7%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2008	2009		Actual		2008	2009
General and Administrative	$448,723	$462,131	$13,408	3.0%	8.5%	14.7%	15.3%	0.6%
Sales, Marketing & Account Management	276,697	261,954	(14,743)	(5.3)%	(1.4)%	9.1%	8.7%	(0.4)%
Information Technology	146,242	138,442	(7,800)	(5.3)%	(2.3)%	4.8%	4.6%	(0.2)%
Bad Debt Expense	10,702	11,832	1,130	10.6%	11.7%	0.4%	0.4%	0.0%

	$882,364	$874,359	$(8,005)	(0.9)%	3.6%	28.9%	29.0%	0.1%

General and Administrative

        General and administrative expenses were flat at 15.3% of consolidated revenues in the year ended December 31, 2010 compared to the same period in 2009. General and administrative expenses were unfavorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2010. In constant currency terms, general and administrative expenses increased by $12.4 million in the year ended December 31, 2010, as compared to the same period in 2009. The increase was primarily attributable to increased compensation expense of $5.4 million, increased insurance expenses of $3.2 million and increased professional fees of $4.4 million. The increased compensation during the year ended December 31, 2010 is primarily a result of merit increases, increased medical and other benefits, as well as increased headcount primarily related to our continued investment in our hybrid records management services of $18.2 million, all of which were partially offset by a reduction in incentive compensation of $12.8 million.

        General and administrative expenses were favorably impacted by 5.5 percentage points due to currency variations during the year ended December 31, 2009 as compared to the year ended December 31, 2008. In constant currency terms, compensation expense, including medical and other benefits, increased by $17.8 million in 2009 as a result of merit increases and increased headcount. In addition, legal costs and professional fees (related to project and cost saving initiatives) increased $24.7 million in 2009 as compared to 2008. These increases were offset by lower discretionary spending of $8.8 million for items including recruiting and relocations, telephone, training, postage and supplies, and certain enterprise-wide meetings which were held in 2008 but not in 2009.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 0.7 percentage points due to currency changes during the year ended December 31, 2010. In constant currency terms, the increase of $18.0 million in the year ended December 31, 2010 is primarily related to increased compensation of $9.6 million, including $5.8 million of incremental costs related to the acquisition of Mimosa and general merit increases. Additionally, incremental professional fees of $2.0 million and $4.6 million of incremental marketing costs also contributed to the increase.

        Sales, marketing and account management expenses were favorably impacted by 3.9 percentage points due to currency variations during the year ended December 31, 2009 as compared to the year ended December 31, 2008. In constant currency terms, the decrease of 1.4% in 2009 was primarily related to lower discretionary spending of $4.1 million on items such as travel and entertainment and our enterprise-wide sales meeting which was held in 2008 but not in 2009. Commissions expense also declined by $10.2 million in constant currency terms during 2009 as compared to 2008. These decreases were partially offset by increased investment in personnel in sales and account management and merit increases in our International Physical segment of $4.8 million and increased compensation (other than commissions) of $4.4 million primarily as a result of merit increases in the North American Physical segment.

Information Technology

        Information technology expenses were unfavorably impacted by 0.5 percentage points due to currency rate changes during the year ended December 31, 2010. In constant currency terms, information technology expenses increased $17.5 million during the year ended December 31, 2010. Compensation increased $6.9 million, primarily associated with the acquisition of Mimosa and increased merit raises, offset by lower incentive compensation. Additionally, overhead expenses increased by $10.5 million, primarily a result of increased corporate expenses, increased professional fees of $4.1 million (related to project and cost saving initiatives) and $2.1 million of incremental costs related to the Mimosa acquisition.

        Information technology expenses were favorably impacted by 3.0 percentage points due to currency variations during the year ended December 31, 2009 as compared to 2008. In constant currency terms, the decrease of 2.3% in information technology expenses for 2009 was due to reduced overhead and discretionary spending, such as recruiting, travel and entertainment, professional fees, and equipment rental costs of $2.3 million and disciplined cost management.

Bad Debt Expense

        Consolidated bad debt expense for the year ended December 31, 2010 decreased $0.4 million to $11.5 million (0.4% of consolidated revenues) from $11.8 million (0.4% of consolidated revenues) for the year ended December 31, 2009. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense increased $1.1 million to $11.8 million (0.4% of consolidated revenues) for the year ended December 31, 2009 from $10.7 million (0.4% of consolidated revenues) for the year ended December 31, 2008. The increase in bad debt expense in 2009 from 2008 was attributable to the worsening economic climate.

Goodwill Impairment

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as more fully discussed below within Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net; and (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as more fully discussed below within Other (Income) Expense, Net. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized this estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $23.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Depreciation expense increased $29.0 million for the year ended December 31, 2009, compared to the year ended December 31, 2008, primarily due to additional depreciation expense of approximately $20.2 million resulting from certain vehicle leases which had been classified as operating leases in 2008 being classified as capital leases upon renewal or at inception for new leases in 2009, as well as additional depreciation associated with technology investments in our Worldwide Digital Business segment of $4.1 million.

        Amortization expense increased $2.1 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations. Amortization expense decreased $0.6 million for the year ended December 31, 2009 compared to the year ended December 31, 2008, primarily due to decreases resulting from currency variations which were offset by the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated gain on disposal/writedown of property, plant and equipment, net of $6.1 million for the year ended December 31, 2010 consisted primarily of a gain of approximately $10.2 million as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3.2 million in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Physical segment of approximately $1.3 million in the United Kingdom, offset by approximately $1.0 million of asset write downs associated with our Latin American operations, approximately $2.6 million of impairment losses primarily related to certain owned facilities in North America, and an approximately $4.9 million write-off in the third and fourth quarters of 2010 of previously deferred software costs related to our Worldwide Digital Business segment associated with certain software development projects that were discontinued after implementation.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $0.4 million for the year ended December 31, 2009, consisted primarily of a gain on disposal of a building in our International Physical segment of approximately $1.9 million in France, offset by losses on the writedown of certain facilities of approximately $1.0 million in our North American Physical segment, $0.7 million in our International Physical segment, $0.3 million in our Worldwide Digital segment and $0.3 million in Corporate (associated with discontinued products after implementation). Consolidated loss on disposal/writedown of property, plant and equipment, net of $7.5 million for the year ended December 31, 2008, consisted primarily of a $2.3 million impairment of an owned storage facility in North America which we decided to exit in the first quarter of 2008, a $1.3 million impairment of an owned storage facility which we decided to exit in the third quarter of 2008, a $0.5 million writedown for an owned storage facility that we had vacated and had classified as available for sale in the third quarter of 2008, a $1.9 million writedown of two owned storage facilities in North America and related assets which we decided to exit in the fourth quarter of 2008, as well as a $0.6 million write-off of previously deferred software costs in Corporate associated with discontinued products after implementation and other disposal and asset writedowns.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, consolidated operating income decreased $225.0 million, or 41.0%, to $323.6 million (10.3% of consolidated revenues) for the year ended December 31, 2010 from $548.5 million (18.2% of consolidated revenues) for the year ended December 31, 2009. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $77.5 million, or 8.9%, to $945.5 million (30.2% of consolidated revenues) for the year ended December 31, 2010 from $868.0 million (28.8% of consolidated revenues) for the year ended December 31, 2009.

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

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $6.8 million to $221.0 million (7.1% of consolidated revenues) for the year ended December 31, 2010 from $227.8 million (7.6% of consolidated revenues) for the year ended December 31, 2009 primarily due to a reduction in year-over-year short term borrowings on our revolving credit facility, as well as a reduction in our outstanding borrowings due to the early retirement of $200.0 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes") during 2010. Our weighted average interest rate was 6.9% and 7.0% at December 31, 2010 and 2009, respectively.

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

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2009	2010
Foreign currency transaction (gains) losses, net	$(12,477)	$5,305	$17,782
Debt extinguishment expense	3,031	1,792	(1,239)
Other, net	(2,633)	(5,325)	(2,692)

	$(12,079)	$1,772	$13,851

	Year Ended December 31,
			Dollar Change
	2008	2009
Foreign currency transaction losses (gains), net	$28,882	$(12,477)	$(41,359)
Debt extinguishment expense	418	3,031	2,613
Other, net	1,728	(2,633)	(4,361)

	$31,028	$(12,079)	$(43,107)

        Net foreign currency transaction losses of $5.3 million, based on period-end exchange rates, were recorded in the year ended December 31, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, the Euro and the Russian Ruble, offset by the Brazilian Real, against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, and gains associated with our British pound sterling forward contracts, British pound sterling denominated debt and Euro denominated debt.

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

        During the year ended December 31, 2010, we redeemed $200.0 million of the $431.3 million aggregate principal amount outstanding of the 7 3/4% Notes at a redemption price of $1,012.92 for each one thousand dollars of principal amount of the notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1.8 million in the third quarter of 2010 related to the early extinguishment of the 7 3/4% Notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% Notes that were redeemed. During the year ended December 31, 2009, we redeemed our 8 5/8% Senior Subordinated Notes due 2013 and wrote-off $3.0 million in associated deferred financing costs. During 2008, we redeemed the remaining outstanding portion of our 8 1/4% Senior Subordinated Notes due 2011 and, in connection with the reduction in our revolving credit facility availability due to a bankruptcy of one of our lenders, we wrote-off $0.4 million in deferred financing costs.

        Other, net in the year ended December 31, 2010 was a $5.3 million gain. In August 2010, we divested the domain name management product line of our Worldwide Digital Business segment for approximately $11.4 million in cash at closing, resulting in a pretax gain of approximately $6.9 million ($2.8 million after tax) in 2010. The assets sold primarily consisted of customer contracts. Also included in the gain for the year ended December 31, 2010 was $1.2 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Offsetting these gains was $4.7 million of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME had operated with an October 31 fiscal year-end. IME's financial results had historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, effective January 1, 2010, the IME fiscal year-end was changed to December 31 to match the Company's fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009. Other, net in the year ended December 31, 2009 primarily consisted of $1.7 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor, in addition to $0.6 million of business interruption proceeds for an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009. Other, net in the year ended December 31, 2008 primarily consisted of $1.8 million of writedowns related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2008, 2009 and 2010 were 63.6%, 33.2% and 148.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2010 is a goodwill impairment charge, of which a majority was non-deductible for tax purposes. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits. Certain previously unrecognized tax benefits were recognized in 2010 due to expirations of statute of limitation periods and settlements with tax authorities in various worldwide jurisdictions. In 2009 and 2008, we had significant unrealized foreign exchange gains and losses on intercompany loans and on debt and derivative instruments in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate by 4.9% for the year ended December 31, 2009. Our effective tax rate is higher than the statutory rate in 2008 primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2008, foreign currency gains were recorded in higher tax jurisdictions, associated with our marking-to-market of debt and derivative instruments, while foreign currency losses were recorded in lower tax jurisdictions, associated with the marking-to-market of intercompany loan positions, which together increased the 2008 tax rate by 22.5% for the year ended December 31, 2008.

        Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains and (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize foreign tax credits that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates. Discrete items are recorded in the period they occur.

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the year ended December 31, 2010 decreased $271.3 million, or 122.0%, to a net loss of $49.0 million (negative 1.6% of consolidated revenues) from net income of $222.3 million (7.4% of consolidated revenues) for the year ended December 31, 2009. The decrease in operating income noted above is primarily due to the goodwill impairment charge associated with our Worldwide Digital Business segment, as well as, foreign currency exchange rate impacts and the impact of the change in IME's fiscal year-end included in other income (expense), net and the impact of our tax rate for 2010 and the resulting increase in the provision for income taxes described above contributed to the decrease in net income, and were partially offset by the recorded gain associated with the divestiture of the domain name management product line of our Worldwide Digital Business segment. For the year ended December 31, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $4.9 million. These represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

        As a result of all the foregoing factors, consolidated net income for the year ended December 31, 2009 increased $140.4 million, or 171.3%, to $222.3 million (7.4% of consolidated revenues) from net income of $81.9 million (2.7% of consolidated revenues) for the year ended December 31, 2008. The increase in operating income noted above, the foreign currency exchange rate impacts included in other income (expense), net and the impact of our tax rate for 2009 contributed to the increase in net income. For the year ended December 31, 2009, net income attributable to noncontrolling interests resulted in a reduction to net income attributable to Iron Mountain Incorporated of $1.4 million.

Segment Analysis (in thousands)

        Corporate and our operating segments are discussed below. Our reportable operating segments are North American Physical Business, International Physical Business and Worldwide Digital Business. See Note 9 to Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); and the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"). Our International Physical Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection and Destruction (in the U.K., Australia, New Zealand and Latin America). Our Worldwide Digital Business offers information management services for electronic records conveyed via telecommunication lines and the Internet, including online backup and recovery solutions for server data and personal computers, as well as email archiving, third party intellectual property escrow services that protect intellectual property assets such as software source code, and electronic discovery services for the legal market that offers in-depth discovery and data investigation solutions. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$2,101,526	$2,170,814	$69,288	3.3%	2.3%	2.3%

Segment Adjusted OIBDA(1)	$856,761	$961,135	$104,374	12.2%	11.1%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.8%	44.3%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$2,067,316	$2,101,526	$34,210	1.7%	2.3%	2.8%

Segment Adjusted OIBDA(1)	$768,523	$856,761	$88,238	11.5%	12.2%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	37.2%	40.8%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the year ended December 31, 2010, revenue in our North American Physical Business segment increased 3.3% over the year ended December 31, 2009, primarily due to internal growth of 2.3%. Total revenue internal growth was comprised of storage internal growth of 2.3% related to increased Hard Copy and Data Protection revenues and service internal growth of 2.3%. Current economic factors have led to a moderation in our storage growth rate as a result of reduced average net pricing gains due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our physical business over the past year. Core service revenue growth was also constrained by current economic trends and pressures on activity-based services revenues related to the handling and transportation of items in storage. Our core services business yielded negative internal growth of 2.3%, which was more than offset by complementary services revenues internal growth of 16.3%, due primarily to higher recycled paper prices and gains in hybrid service revenues. Additionally, favorable foreign currency rate changes related to Canada resulted in increased 2010 revenue, as measured in U.S. dollars, of 1.0%. Adjusted OIBDA as a percentage of segment revenue increased in 2010 due mainly to productivity gains and disciplined cost management, partially offset by a $6.3 million increase in general and administrative compensation and a $1.2 million increase in bad debt expense.

        During the year ended December 31, 2009, revenue in our North American Physical Business segment increased 1.7% over the year ended December 31, 2008, primarily due to internal growth of 2.8%. Total revenue internal growth was due to solid storage internal growth of 6.2% related to increased Hard Copy and Data Protection revenues and was negatively impacted by depressed service internal growth of negative 1.5%. Organic growth in our core services business of 2.9% was more than offset by decreased complementary services revenues primarily due to steep declines in recycled paper prices and softness in discretionary special projects and fulfillment services. Additionally, unfavorable foreign currency fluctuations related to Canada resulted in decreased 2009 revenue, as measured in U.S. dollars, of 0.6%. Adjusted OIBDA as a percentage of segment revenue increased in 2009 due mainly to productivity gains, pricing actions, disciplined cost management, lower vehicle rent expense due to the recharacterization of certain vehicle leases, and increased margin due to the sale of our low-margin data products division in 2008, partially offset by a $17.7 million increase in professional fees (related to project and cost savings initiatives).

International Physical Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$682,684	$725,315	$42,631	6.2%	4.3%	3.8%

Segment Adjusted OIBDA(1)	$125,364	$133,697	$8,333	6.6%	4.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.4%	18.4%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$764,812	$682,684	$(82,128)	(10.7)%	4.8%	4.6%

Segment Adjusted OIBDA(1)	$138,432	$125,364	$(13,068)	(9.4)%	8.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.1%	18.4%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 6.2% during the year ended December 31, 2010 over 2009 due to internal revenue growth of 3.8% supported by solid 5.9% storage internal growth and core services internal growth of 1.6%. The impact of acquisitions increased reported revenue by 0.2% in 2010. Foreign currency fluctuations in 2010, primarily in Europe, resulted in increased 2010 revenue, as measured in U.S. dollars, of approximately 2.2% as compared to 2009. Adjusted OIBDA as a percentage of segment revenue in the year ended December 31, 2010 was flat compared to the same period in 2009 due to increased compensation expense of $8.5 million, primarily related to investments in our hybrid records management services, as well as one-time cost accruals recorded in 2010 of approximately $7.4 million, offset by increased operating income from productivity gains, pricing actions and disciplined cost management.

        Revenue in our International Physical Business segment decreased 10.7% during the year ended December 31, 2009 over 2008 due to foreign currency fluctuations in 2009, primarily in the United Kingdom, which resulted in decreased 2009 revenue, as measured in U.S. dollars, compared to 2008 of approximately 15.8%. This decline was offset by total internal revenue growth for the segment of 4.6%, supported by solid 8.3% storage internal growth and service revenue internal growth of 1.0%. Acquisitions increased reported revenue by 0.5% in 2009. Service revenue internal growth includes an unfavorable year-over-year comparison due to a large European special project that was completed in the third quarter of 2008 which contributed to complementary revenue internal growth of negative 9.8%. Adjusted OIBDA as a percentage of segment revenue increased in 2009 primarily due to disciplined cost management and productivity gains, partially offset by the completion of a large, high-margin European special project in the third quarter of 2008, increased rent and facility costs and increased compensation expense related to investments in sales and business support during 2008 and 2009.

Worldwide Digital Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$229,385	$231,420	$2,035	0.9%	1.0%	(2.9)%

Segment Adjusted OIBDA(1)	$50,303	$27,546	$(22,757)	(45.2)%	(45.2)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	21.9%	11.9%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2008	2009		Actual
Segment Revenue	$223,006	$229,385	$6,379	2.9%	3.6%	3.6%

Segment Adjusted OIBDA(1)	$41,782	$50,303	$8,521	20.4%	19.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.7%	21.9%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the year ended December 31, 2010, revenue in our Worldwide Digital Business segment increased 0.9% over 2009. Mimosa, which we acquired in February 2010, contributed $10.8 million, or a 4.7% increase in revenue. This increase was offset by lower pricing and longer new sales cycles in our digital business and soft demand for eDiscovery services. The sale of our domain name management product line in August 2010 decreased 2010 reported revenues by 0.9% as compared to 2009. In the year ended December 31, 2010, Adjusted OIBDA in the Worldwide Digital Business segment decreased compared to 2009 due to the impact of revenue mix and increased costs associated with the integration of Mimosa.

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

Corporate

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2008 to 2009	from 2009 to 2010	from 2008 to 2009	from 2009 to 2010
	2008	2009	2010
Segment Adjusted OIBDA(1)	$(157,986)	$(164,406)	$(176,900)	$(6,420)	$(12,494)	4.1%	7.6%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.2)%	(5.5)%	(5.7)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the year ended December 31, 2010, expenses in the Corporate segment increased 7.6% over 2009. This increase was primarily driven by increased information technology expenses of $4.4 million, higher professional fees of $2.2 million related to productivity and cost saving initiatives, an insurance deductible of $2.8 million associated with the recent Chilean and New Zealand earthquakes, increased stock-based compensation of $1.7 million and increased marketing expenses, partially offset by a reduction in incentive compensation.

        During the year ended December 31, 2009, expenses in the Corporate segment increased 4.1% over the year ended December 31, 2008, driven primarily by increases in professional fees of $3.7 million related to project and consulting costs, compensation of $2.5 million due primarily to merit increases and charitable contributions of $2.0 million, offset by decreases in other expenses of $1.5 million, which included much of our discretionary spending, such as travel and entertainment and supplies, and a decrease in stock-based compensation expense of $0.3 million.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2008	2009	2010
Cash flows from operating activities	$537,029	$616,911	$625,140
Cash flows from investing activities	(459,594)	(324,066)	(432,670)
Cash flows from financing activities	87,368	(129,692)	(381,234)
Cash and cash equivalents at the end of year	278,370	446,656	258,693

        Net cash provided by operating activities was $625.1 million for the year ended December 31, 2010 compared to $616.9 million for the year ended December 31, 2009. The 1.3% increase resulted primarily from an increase in net income, excluding non-cash charges of $72.4 million, offset by uses in working capital and decreases in realized foreign exchange gains of $60.3 million and $3.9 million, respectively, over the same period last year. Working capital decreases are primarily related to increases in year-over-year amounts paid for income taxes and incentive compensation, offset by improved cash collection associated with customer accounts receivable.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in cash flows from investing activities. As the nature of our business has evolved over time, so has the nature of our capital expenditures. Every year we expend capital to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations. We also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally smaller and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the year ended December 31, 2010 amounted to $277.6 million, $129.4 million and $13.2 million, respectively. For the year ended December 31, 2010, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $245.0 million in the year ending December 31, 2011. Included in our estimated capital expenditures for 2011 is approximately $20.0 million of real estate purchases.

        Net cash used in financing activities was $381.2 million for the year ended December 31, 2010. During 2010, we had $18.2 million of proceeds from the exercise of stock options and employee stock purchase plan and $2.3 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions and cash on hand for the early retirement of senior subordinated notes of $202.6 million, to repay $49.8 million on our revolving credit and term loans and other debt, net, to repurchase $111.6 million of our common stock and to pay dividends in the amount of $37.9 million on our common stock.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock and in October 2010, our board of directors authorized up to an additional $200.0 million of such purchases, for a total of $350.0 million. This represented less than 10% of our outstanding common stock based on the closing price on the dates the programs were announced. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we began paying quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to stockholders of record on March 25, 2010 in the aggregate amount of $12.7 million. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to stockholders of record on June 25, 2010 in the aggregate amount of $12.6 million. The third quarterly dividend of $0.0625 per share was paid on October 15, 2010 to stockholders of record on September 28, 2010 in the aggregate amount of $12.5 million. The fourth quarterly dividend of $0.1875 per share was paid on January 14, 2011 to stockholders of record on December 27, 2010 in the aggregate amount of $37.5 million. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. If we continue the $0.1875 per share quarterly dividend we anticipate that the 2011 annual dividend payout will be approximately $150.0 million based on our total outstanding shares as of the end of 2010 (of which the fourth quarter 2011 payment would not be paid until January, 2012, if declared).

        The following table is a summary of our repurchase activity under all of our share repurchase programs during 2010:

	2010
	Shares	Amount
		(In thousands)
Prior year authorization as of January 1,		$—
Authorizations		350,000
Repurchases paid	4,764,023	(111,468)
Repurchases unsettled		—

Authorization remaining as of December 31,		$238,532

        Due to the declining economic environment in 2008, the current fair market value of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, have declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases have been classified as capital leases, and certain others will be, upon renewal. The impact of these changes on our consolidated cash flow statement in the year ended December 31, 2009 and 2010 is that payments related to these leases previously reflected as a use of cash within the operating activities section of our consolidated statement of cash flows are now, and will be, reflected as a use of cash within the financing activities section of our consolidated statement of cash flows. For 2009 and 2010, the amount of this impact was $19.1 million and $21.9 million, respectively.

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits). As of December 31, 2010, we had significant concentrations of liquid investments with seven global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2010, our cash and cash equivalent and restricted cash balance was $293.8 million, including money market funds and time deposits amounting to $241.2 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2010 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$—
Term Loan Facility(1)	396,200
7 1/4% GBP Senior Subordinated Notes due 2014(2)	232,530
7 3/4% Senior Subordinated Notes due 2015(2)	233,234
6 5/8% Senior Subordinated Notes due 2016(2)	317,529
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	175,306
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,777
6 3/4% Euro Senior Subordinated Notes due 2018(2)	338,129
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,174
Real Estate Mortgages, Capital Leases and Other(4)	218,576

Total Long-term Debt	3,009,455
Less Current Portion	(96,990)

Long-term Debt, Net of Current Portion	$2,912,465

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

(4)
Includes (a) real estate mortgages of $7.5 million, (b) capital lease obligations of $201.9 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $9.2 million.

        Our credit facility consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765.0 million (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410.0 million term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of December 31, 2010, we had no outstanding borrowings under the revolving credit facility; we had various outstanding letters of credit totaling $2.5 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2010, was $762.5 million. The interest rate in effect under the term loan facility was 1.8% as of December 31, 2010.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 2.9 as of December 31, 2009 and 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.4 as of December 31, 2009 and 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio.

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

        In February 2010, we acquired the stock of Mimosa, a provider of enterprise-class digital content archiving solutions, for approximately $112.0 million in cash and approximately $2.0 million in fair value of options issued. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint® data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint®, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk, and lower their eDiscovery and storage costs.

        In September 2010, we redeemed $200.0 million of the $431.3 million aggregate principal amount outstanding of the 7 3/4% Notes at a redemption price of $1,012.92 for each one thousand dollars of principal amount of the notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1.8 million in the third quarter of 2010 related to the early extinguishment of the 7 3/4% Notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% Notes that were redeemed. In January 2011, we redeemed the remaining $231.3 million aggregate principal amount outstanding of the 7 3/4% Notes at a redemption price of $1,000 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We will record a gain to other expense (income), net of approximately $0.8 million in the first quarter of 2011 related to the early extinguishment of the 7 3/4% Notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% Notes that were redeemed.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of $69.5 million, including an initial cash purchase price of $35.0 million. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement requires a second payment based upon the audited financial results of the joint venture for the period April 1, 2010 through March 31, 2011. This payment is based upon a formula defined in the purchase and sale agreement and is expected to be paid in the second quarter of 2011. Our current estimate of the second payment is approximately $32.0 million. Additionally, the purchase and sale agreement provides for the payment of up to a maximum of $2.5 million of contingent consideration to be paid in July 2012 based upon meeting certain performance criteria. The carrying value of the 20% interest that we owned and accounted for under the equity method of accounting amounted to approximately $5.5 million as of December 31, 2010. We will calculate the fair value of such interest on the date of the acquisition of the additional 80% interest and will record a gain during the first quarter of 2011 to other (income) expense, net included in the consolidated statement of operations. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the shareholders that will receive proceeds in connection with this transaction. As a result of this equity interest, our board member together with several of his family members will receive approximately 24% of the purchase price that we pay in connection with this transaction.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2010 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Capital Lease Obligations	$201,857	$34,531	$66,148	$26,103	$75,075
Long-Term Debt Obligations
(excluding Capital Lease Obligations)	2,812,193	62,459	13,142	798,014	1,938,578
Interest Payments(1)	1,455,156	188,871	365,869	321,171	579,245
Operating Lease Obligations(2)	2,917,267	223,671	419,600	381,064	1,892,932
Purchase and Asset Retirement
Obligations(3)	46,814	28,116	6,704	1,848	10,146

Total(4)	$7,433,287	$537,648	$871,463	$1,528,200	$4,495,976

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2010; see Note 4 to Notes to Consolidated Financial Statements. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $11.2 million in total (including $2.7 million, $3.8 million, $2.8 million and $1.9 million, in less than 1 year, 1-3 years, 3-5 years and more than 5 years, respectively).

(3)
In connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain financial objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2010 is approximately $2.0 million.

(4)
The table above excludes $59.9 million in uncertain tax positions as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

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

Net Operating Losses, Research Credits and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2020 through 2029 of $84.3 million ($29.5 million, tax effected) at December 31, 2010 to reduce future federal taxable income. We have an asset for state net operating losses of $15.6 million (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 75%. We have assets for foreign net operating losses of $38.1 million, with various expiration dates, subject to a valuation allowance of approximately 74%. Additionally, we have federal research credits of $2.2 million which begin to expire in 2022 through 2029 and state research credits of $1.1 million (net of federal tax benefit) which have no expiration date, subject to a valuation allowance of approximately 19%. We also have foreign tax credits of $60.8 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits). As of December 31, 2010, we had significant concentrations of liquid investments with seven global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2010, our cash and cash equivalent and restricted cash balance was $293.8 million, including money market funds and time deposits amounting to $241.2 million. A substantial portion of these money market funds are invested in U.S. treasuries.

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

        As of December 31, 2010, we had $399.0 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2%, and $2,610.5 million of fixed rate debt outstanding. As of December 31, 2010, approximately 87% of our total debt outstanding was fixed. After taking into account the January 2011 redemption of the remaining 7 3/4% Notes, which was funded with approximately $180.0 million of borrowings under the revolving credit facility and cash on-hand, approximately 80% of our total debt outstanding was fixed on a pro forma basis. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2010 would have been reduced by $2.4 million. See Note 4 to Notes to Consolidated Financial Statements included in this Form 10-K for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2010.

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

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies, among other factors. Another strategy we utilize is for IMI to borrow in foreign currencies to hedge our intercompany financing activities. Finally, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the U.K., Continental Europe and Canada. Specifically, through our 150.0 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 175.0 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $7.4 million ($4.6 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2010. As of December 31, 2010, net gains of $8.0 million are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have entered into a number of forward contracts to hedge our exposures to British pounds sterling. As of December 31, 2010, we had an outstanding forward contract to purchase $196.2 million U.S. dollars and sell 125.0 million in British pounds sterling to hedge our intercompany exposures with IME. Additionally, in the fourth quarter of 2010 we entered into a forward contract to hedge our exposures in Australian dollars. As of December 31, 2010, we had an outstanding forward contract to purchase 54.7 million Euros and sell 75.0 million Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. During the year ended December 31, 2010, there was $2.0 million in net cash receipts included in cash from operating activities related to settlements associated with these foreign currency forward contracts. We recorded net losses in connection with these forward contracts of $2.0 million, including an unrealized foreign exchange gain of $2.5 million related to the British pound sterling forward contract and an unrealized foreign exchange loss of $2.4 million related to the Australian dollar forward contract in other expense (income), net in the accompanying statement of operations as of December 31, 2010, respectively. As of December 31, 2010, except as noted above, our currency exposures to intercompany balances are unhedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2010 functional currencies, relative to the U.S. dollar, would result in a reduction in our equity of approximately $80.4 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2010 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2010.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

        In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 28, 2011 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2011

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules filed as part of this report:

(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2011

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2009	2010
	(As Adjusted— see note 2.a.)
ASSETS
Current Assets:
Cash and cash equivalents	$446,656	$258,693
Restricted cash	—	35,105
Accounts receivable (less allowances of $25,529 and $25,874, respectively)	585,376	575,827
Deferred income taxes	37,924	39,132
Prepaid expenses and other	141,469	146,421

Total Current Assets	1,211,425	1,055,178
Property, Plant and Equipment:
Property, plant and equipment	4,184,631	4,363,229
Less—Accumulated depreciation	(1,616,431)	(1,844,117)

Net Property, Plant and Equipment	2,568,200	2,519,112
Other Assets, net:
Goodwill	2,534,713	2,323,964
Customer relationships and acquisition costs	438,812	418,713
Deferred financing costs	35,206	29,146
Other	58,478	49,686

Total Other Assets, net	3,067,209	2,821,509

Total Assets	$6,846,834	$6,395,799

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$40,561	$96,990
Accounts payable	175,231	161,200
Accrued expenses	390,860	395,317
Deferred revenue	208,062	201,427

Total Current Liabilities	814,714	854,934
Long-term Debt, net of current portion	3,211,223	2,912,465
Other Long-term Liabilities	105,856	87,638
Deferred Rent	90,503	95,860
Deferred Income Taxes	467,067	481,640
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 203,546,757 shares and 200,064,066 shares, respectively)	2,035	2,001
Additional paid-in capital	1,298,657	1,228,655
Retained earnings	825,014	695,707
Accumulated other comprehensive items, net	27,661	29,482

Total Iron Mountain Incorporated Stockholders' Equity	2,153,367	1,955,845

Noncontrolling Interests	4,104	7,417

Total Equity	2,157,471	1,963,262

Total Liabilities and Equity	$6,846,834	$6,395,799

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2008	2009	2010
Revenues:
Storage (see Note 2.y.)	$1,628,698	$1,667,642	$1,731,695
Service (see Note 2.y.)	1,426,436	1,345,953	1,395,854

Total Revenues	3,055,134	3,013,595	3,127,549
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,382,019	1,271,214	1,254,198
Selling, general and administrative	882,364	874,359	927,873
Depreciation and amortization	290,738	319,072	344,283
Goodwill impairment (see Note 2.g.)	—	—	283,785
Loss (Gain) on disposal/writedown of property, plant and equipment, net	7,483	406	(6,143)

Total Operating Expenses	2,562,604	2,465,051	2,803,996
Operating Income	492,530	548,544	323,553
Interest Expense, Net (includes Interest Income of $5,485, $2,566 and $1,787 in 2008, 2009 and 2010, respectively)	236,635	227,790	220,986
Other Expense (Income), Net	31,028	(12,079)	1,772

Income Before Provision for Income Taxes	224,867	332,833	100,795
Provision for Income Taxes	142,924	110,527	149,787

Net Income (Loss)	81,943	222,306	(48,992)
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(94)	1,429	4,908

Net Income (Loss) Attributable to Iron Mountain Incorporated	$82,037	$220,877	$(53,900)

Earnings (Losses) per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.41	$1.09	$(0.27)

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.40	$1.08	$(0.27)

Weighted Average Common Shares Outstanding—Basic	201,279	202,812	201,991

Weighted Average Common Shares Outstanding—Diluted	203,290	204,271	201,991

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2007, as adjusted (see Note 2.a.)	$1,816,769	$—	200,693,217	$2,007	$1,209,512	$522,100	$74,061	$9,089
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,112	40,564	—	1,238,115	12	40,552	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(115,619)	(115,619)	—	—	—	—	(114,613)	(1,006)
Market value adjustments for securities, net of tax	(663)	(663)	—	—	—	—	(663)	—
Net income (loss)	81,943	81,943	—	—	—	82,037	—	(94)

Comprehensive Income (Loss)		$(34,339)	—	—	—	—	—	—

Noncontrolling interests equity contributions	1,370		—	—	—	—	—	1,370
Noncontrolling interests dividends	(1,321)		—	—	—	—	—	(1,321)
Parent purchase of noncontrolling interests	(4,490)		—	—	—	—	—	(4,490)

Balance, December 31, 2008, as adjusted (see Note 2.a.)	1,818,553	$—	201,931,332	2,019	1,250,064	604,137	(41,215)	3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,532	48,609	—	1,615,425	16	48,593	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	69,455	69,455	—	—	—	—	68,876	579
Net income (loss)	222,306	222,306	—	—	—	220,877	—	1,429

Comprehensive Income (Loss)		$291,761	—	—	—	—	—	—

Noncontrolling interests equity contributions	578		—	—	—	—	—	578
Noncontrolling interests dividends	(2,030)		—	—	—	—	—	(2,030)

Balance, December 31, 2009, as adjusted (see Note 2.a.)	2,157,471	$—	203,546,757	2,035	1,298,657	825,014	27,661	4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,252	39,530	—	1,281,332	13	39,517	—	—	—
Stock options issued in connection with acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(111,563)	—	(4,764,023)	(47)	(111,516)	—	—	—
Parent cash dividends declared (See Note 13)	(75,407)	—	—	—	—	(75,407)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	2,288	2,288	—	—	—	—	1,821	467
Net income (loss)	(48,992)	(48,992)	—	—	—	(53,900)	—	4,908

Comprehensive Income (Loss)		$(46,704)	—	—	—	—	—	—

Noncontrolling interests dividends	(2,062)		—	—	—	—	—	(2,062)

Balance, December 31, 2010	$1,963,262		200,064,066	$2,001	$1,228,655	$695,707	$29,482	$7,417

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Years Ended December 31,
	2008	2009	2010
Net Income (Loss)	$81,943	$222,306	$(48,992)
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(115,619)	69,455	2,288
Market Value Adjustments for Securities, Net of Tax	(663)	—	—

Total Other Comprehensive (Loss) Income	(116,282)	69,455	2,288

Comprehensive (Loss) Income	(34,339)	291,761	(46,704)
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	(1,100)	2,008	5,375

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(33,239)	$289,753	$(52,079)

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2009	2010
Cash Flows from Operating Activities:
Net income (loss)	$81,943	$222,306	$(48,992)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	254,619	283,571	306,670
Amortization (includes deferred financing costs and bond discount of $4,982, $5,117 and $5,357, respectively)	41,101	40,618	42,970
Goodwill impairment	—	—	283,785
Stock-based compensation expense	18,988	18,703	20,378
Provision for deferred income taxes	109,109	29,723	35,674
Loss (Gain) on early extinguishment of debt	418	3,031	1,792
Loss (Gain) on disposal/writedown of property, plant and equipment, net	7,483	406	(6,143)
Foreign currency transactions and other, net	50,312	(12,686)	18,105
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(25,934)	(21,421)	20,944
Prepaid expenses and other current assets	(5,923)	(21,644)	(6,774)
Accounts payable	(21,666)	8,311	(5,752)
Accrued expenses, deferred revenue and other current liabilities	12,836	48,814	(50,645)
Other assets and long-term liabilities	13,743	17,179	13,128

Cash Flows from Operating Activities	537,029	616,911	625,140
Cash Flows from Investing Activities:
Capital expenditures	(386,721)	(312,761)	(277,627)
Cash paid for acquisitions, net of cash acquired	(56,632)	(2,033)	(129,399)
Additions to customer relationship and acquisition costs	(14,182)	(10,759)	(13,241)
Investment in joint ventures	(1,709)	(3,114)	—
Investment in restricted cash	—	—	(35,102)
Proceeds from sales of property and equipment and other, net	(350)	4,601	22,699

Cash Flows from Investing Activities	(459,594)	(324,066)	(432,670)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(957,507)	(287,712)	(104,687)
Proceeds from revolving credit and term loan facilities and other debt	800,024	36,932	54,847
Early retirement of senior subordinated notes	(71,881)	(447,874)	(202,584)
Net proceeds from sales of senior subordinated notes	295,500	539,688	—
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	960	1,064	169
Stock repurchases	—	—	(111,563)
Parent cash dividends	—	—	(37,893)
Proceeds from exercise of stock options and employee stock purchase plan	16,145	24,233	18,225
Excess tax benefits from stock-based compensation	5,112	5,532	2,252
Payment of debt financing costs	(985)	(1,555)	—

Cash Flows from Financing Activities	87,368	(129,692)	(381,234)
Effect of Exchange Rates on Cash and Cash Equivalents	(12,040)	5,133	801

Increase (Decrease) in Cash and Cash Equivalents	152,763	168,286	(187,963)
Cash and Cash Equivalents, Beginning of Period	125,607	278,370	446,656

Cash and Cash Equivalents, End of Period	$278,370	$446,656	$258,693

Supplemental Information:
Cash Paid for Interest	$242,145	$216,673	$226,463

Cash Paid for Income Taxes	$44,109	$87,062	$139,072

Non-Cash Investing and Financing Activities:
Capital Leases	$93,147	$72,120	$30,367

Accrued Capital Expenditures	$46,009	$53,701	$41,222

Dividends Payable	$—	$—	$37,514

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2010
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
  Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position and results of operations on a consolidated basis. Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's ("IMI") fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The cumulative effect of the change was an increase in retained earnings of $12,225 as of January 1, 2007. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2008, and, thus, those results have not been revised. There is, however, a charge of $4,711 recorded to other expense (income), net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. Had the annual financial statements been revised, operating income, pretax income and net income attributable to Iron Mountain Incorporated in calendar 2008 would have been decreased by $6,950, $11,700 and $9,039, respectively, and operating income, pretax income and net income (loss) attributable to Iron Mountain Incorporated in calendar 2009 would have been increased by $3,714, $7,041 and $4,957, respectively. In addition, revenue, operating income, pretax income and net income attributable to Iron Mountain Incorporated for the year ended December 31, 2010 would not have changed materially had we not eliminated the two-month reporting lag. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2008 and 2009. All intercompany account balances have been eliminated.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,105 as of December 31, 2010 and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

  d.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $28,882, a net gain of $12,477 and a net loss of $5,305 for the years ended December 31, 2008, 2009 and 2010, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk, and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we will use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we will use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2009 and 2010, none of our derivative instruments contained credit-risk related contingent features.

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Building and building improvements	5 to 40 years
Leasehold improvements	8 to 10 years or the life of the lease, whichever is shorter
Racking	2 to 20 years
Warehouse equipment	3 to 10 years
Vehicles	2 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2009	2010
Land, buildings and building improvements	$1,202,406	$1,235,169
Leasehold improvements	429,331	481,010
Racking	1,318,501	1,374,821
Warehouse equipment/vehicles	343,591	368,710
Furniture and fixtures	78,265	82,941
Computer hardware and software	663,739	713,065
Construction in progress	148,798	107,513

	$4,184,631	$4,363,229

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the years ended December 31, 2008, 2009 and 2010, we wrote-off $610 (primarily in Corporate),

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

$600 (primarily in Corporate) and $4,908 (primarily in the Worldwide Digital Business segment), respectively, of previously deferred software costs, primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

        Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to repair, replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2009	2010
Asset Retirement Obligations, beginning of the year	$9,096	$10,899
Liabilities Incurred	882	533
Liabilities Settled	(312)	(70)
Accretion Expense	1,233	1,271
Change in Probability Adjustment	—	(2,745)
Foreign Currency Exchange Movement	—	(239)

Asset Retirement Obligations, end of the year	$10,899	$9,649

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2008 and 2009 and noted no impairment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

goodwill. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as is more fully discussed at Note 2.f.; and (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as is more fully discussed at Note 14. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. We finalized this estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28,785, for a total goodwill impairment charge of $283,785.

        We performed our most recent annual goodwill impairment review as of October 1, 2010 and noted no additional impairment of goodwill. As of December 31, 2010, no factors were identified that would alter our October 1, 2010 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia/New Zealand; Worldwide Digital; Joint Ventures (includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures") and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, the (1) United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding joint ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,734,974, $440,920, $29,787 and $67,138 for North America, Europe, Latin America and Australia/New Zealand, respectively. Our Joint Ventures and BPM reporting units have no goodwill as of December 31, 2010. Our Worldwide Digital Business reporting unit goodwill was written down to $51,145 as of December 31, 2010 as a result of the charges previously discussed above.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

goodwill impairment reviews, we reconcile the sum of the valuations of all of our reporting units to our market capitalization as of such dates.

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2009 and 2010 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Total Consolidated
Balance as of December 31, 2008	$1,689,460	$508,795	$254,049	$2,452,304
Adjustments to purchase reserves	(1,094)	(24)	—	(1,118)
Fair value and other adjustments(1)	2,467	6,959	—	9,426
Currency effects	29,613	44,488	—	74,101

Balance as of December 31, 2009	1,720,446	560,218	254,049	2,534,713
Non-deductible goodwill acquired during the year	1,700	4,030	83,944	89,674
Adjustments to purchase reserves	(401)	—	—	(401)
Allocated to divestiture (See Note 14)	—	—	(4,800)	(4,800)
Goodwill impairment	—	—	(283,785)	(283,785)
Fair value and other adjustments(2)	2,553	164	1,737	4,454
Currency effects	10,676	(26,567)	—	(15,891)

Balance as of December 31, 2010	$1,734,974	$537,845	$51,145	$2,323,964

(1)
Fair value and other adjustments primarily includes $2,033 of cash paid related to prior year's acquisitions, $6,963 of contingent earn-out obligations accrued and unpaid as of December 31, 2009 and $430 of adjustments to deferred income taxes.

(2)
Fair value and other adjustments primarily include $1,026 of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $1,428 of cash paid related to prior year's acquisitions and $2,000 of contingent earn-out obligations accrued and unpaid as of December 31, 2010.
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

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $7,483 in the year ended December 31, 2008 consisted primarily of losses on the writedown of certain facilities of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

approximately $6,019 in our North American Physical Business, $610 write-off of previously deferred software costs in Corporate associated with discontinued products after implementation and other disposals and asset writedowns. Consolidated loss on disposal/writedown of property, plant and equipment, net of $406 in the year ended December 31, 2009 consisted primarily of a gain on disposal of a building in our International Physical segment of approximately $1,900 in France, offset by losses on the writedown of certain facilities of approximately $1,000 in our North American Physical segment, $700 in our International Physical segment, $300 in our Worldwide Digital segment and $300 in Corporate (associated with discontinued products after implementation). Consolidated gain on disposal/writedown of property, plant and equipment, net of $6,143 in the year ended December 31, 2010 consisted primarily of a gain of approximately $10,200 as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3,200 in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Physical segment of approximately $1,300 in the United Kingdom, offset by approximately $1,000 of asset writedowns associated with our Latin American operations, approximately $2,600 of impairment losses primarily related to certain owned facilities in North America, and an approximately $4,900 write-off in the third and fourth quarter of 2010 of previously deferred software costs related to our Worldwide Digital Business segment associated with certain software development projects that were discontinued after implementation.

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts are capitalized. Initial costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 24 years at December 31, 2010), and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 10 years (weighted average of 4 years at December 31, 2010) to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from six to 30 years (weighted average of 21 years at December 31, 2010). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value utilizing an income approach based on the present value of future cash flows. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from two to 25 years (weighted average of 6 years at December 31, 2010).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2009	2010
Customer relationship and acquisition costs	$574,223	$589,533
Other intangible assets (included in other assets, net)	56,738	60,666

Accumulated Amortization
Customer relationship and acquisition costs	$135,411	$170,820
Other intangible assets (included in other assets, net)	29,208	37,556

        The amortization expense for the years ended December 31, 2008, 2009 and 2010 are as follows:

	Year Ended December 31,
	2008	2009	2010
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	$28,366	$27,202	$28,963
Amortization expense charged to revenues	6,528	8,096	9,710
Other intangible assets:
Amortization expense included in depreciation and amortization	7,753	8,299	8,650

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $4,978, $4,391, $4,194, $3,382 and $2,822 for 2011, 2012, 2013, 2014 and 2015, respectively) for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2011	$36,653	$5,061
2012	35,991	3,929
2013	34,855	2,133
2014	33,729	541
2015	26,962	315
  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2009 and 2010, gross carrying amount of deferred financing costs was $52,952 and $50,242, respectively, and accumulated amortization of those costs was $17,746 and $21,096, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  k.
  Accrued Expenses

        Accrued expenses (with items greater than 5% of total current liabilities shown separately) consist of the following:

	December 31,
	2009	2010
Interest	$67,924	$59,771
Payroll and vacation	77,475	82,580
Incentive compensation	55,416	26,633
Self-insured liabilities (Note 10.b.)	41,106	43,901
Income taxes	21,764	29,484
Other	127,175	152,948

	$390,860	$395,317

  l.
  Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, recurring project revenues and maintenance and support fees associated with software license sales. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when shipped to the customer and title has passed to the customer. Revenues from sales of software licenses are recognized at the time of product delivery

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

to our customer or reseller, and revenue from maintenance and support agreements are recognized ratably over the term of the agreement. Revenues from the sales of products has historically not been significant. Revenues from software license sales and maintenance and support accounted for less than 1% of our annual 2010 consolidated revenues. Within our Worldwide Digital Business segment, in certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the years ended December 31, 2008, 2009 and 2010 was $18,988 ($15,682 after tax or $0.08 per basic and diluted share), $18,703 ($14,716 after tax or $0.07 per basic and diluted share) and $20,378 ($15,672 after tax or $0.08 per basic and diluted share), respectively.

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $5,112, $5,532 and $2,252 for the years ended December 31, 2008, 2009 and 2010, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of December 31, 2010, ten-year vesting options represent 7.5% of total outstanding options. Our directors are considered employees for purposes of our stock option plans

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        In December 2008, we amended each of the Iron Mountain Incorporated 2002 Stock Incentive Plan, the Iron Mountain Incorporated 1997 Stock Option Plan, the LiveVault Corporation 2001 Stock Incentive Plan and the Stratify, Inc. 1999 Stock Plan (each a "Plan" and, collectively, the "Plans") to provide that any unvested options and other awards granted under the respective Plan shall vest immediately should an employee be terminated by the Company, or terminate his or her own employment for good reason (as defined in each Plan), in connection with a vesting change in control (as defined in each Plan). The Mimosa Systems, Inc. 2009 Equity Incentive Plan and the Mimosa Systems, Inc. 2003 Stock Plan were similarly amended in June 2010.

        A total of 37,536,442 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2010 was 6,505,111.

        The weighted average fair value of options granted in 2008, 2009 and 2010 was $9.49, $9.72 and $7.71 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumption	2008	2009	2010
Expected volatility	26.7%	32.1%	32.8%
Risk-free interest rate	2.98%	2.64%	2.48%
Expected dividend yield	None	None	1.2%
Expected life of the option	6.6 Years	6.4 Years	6.4 Years

        Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Beginning in the first quarter of 2010, expected dividend yield was considered in the option pricing model as a result of our new dividend program. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the historical exercise behavior of employees.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the year ended December 31, 2010 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2009	12,099,361	$24.06
Granted	2,494,038	23.75
Issued in Connection with Acquisitions	257,366	8.67
Exercised	(1,046,193)	12.58
Forfeited	(1,082,650)	26.36
Expired	(581,362)	27.58

Outstanding at December 31, 2010	12,140,560	$24.30	7.09	$30,693

Options exercisable at December 31, 2010	5,949,354	$22.89	5.83	$23,845

Options expected to vest	5,637,429	$25.65	8.25	$6,377

        The following table provides the aggregate intrinsic value of stock options exercised for the years ended December 31, 2008, 2009 and 2010:

	Year Ended December 31,
	2008	2009	2010
Aggregate intrinsic value of stock options exercised	$17,307	$18,929	$12,063

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

        A summary of restricted stock and RSUs activity for the year ended December 31, 2010 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2009	2,276	$28.36
Granted	166,397	22.46
Vested	(452)	28.35
Forfeited	—	—

Non-vested at December 31, 2010	168,221	$22.53

        The total fair value of shares vested for the years ended December 31, 2008, 2009 and 2010 was $823, $0 and $13, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 and the number of shares available for purchase under the ESPP was increased to 3,487,500. For the years ended December 31, 2008, 2009 and 2010, there were 305,151 shares, 258,680 shares and 257,381 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at December 31, 2010 was 554,320.

        As of December 31, 2010, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $52,296 and is expected to be recognized over a weighted-average period of 3.7 years.

        We generally issue shares for the exercises of stock options, restricted stock, RSUs and shares under our ESPP from unissued reserved shares.

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

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income (loss) per share attributable to Iron Mountain Incorporated:

	Year Ended December 31,
	2008	2009	2010
Net income (loss) attributable to Iron Mountain Incorporated	$82,037	$220,877	$(53,900)

Weighted-average shares—basic	201,279,000	202,812,000	201,991,000
Effect of dilutive potential stock options	2,004,974	1,458,777	—
Effect of dilutive potential restricted stock and RSUs	6,189	41	—

Weighted-average shares—diluted	203,290,163	204,270,818	201,991,000

Net income (loss) per share attributable to Iron Mountain Incorporated—basic	$0.41	$1.09	$(0.27)

Net income (loss) per share attributable to Iron Mountain Incorporated—diluted	$0.40	$1.08	$(0.27)

Antidilutive stock options and RSUs, excluded from the calculation	4,065,455	8,085,784	9,305,328

  q.
  New Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (the "FASB") issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the FASB Accounting Standards Codification™ (the "Codification") apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative-selling-price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence; and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates are effective for fiscal years beginning on or after June 15, 2010 and apply prospectively to new or materially modified revenue arrangements after its effective date. We do not expect adoption to have a material impact on our consolidated financial statements and results of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2008	$19,246	$31,885	$10,702	$(1,819)	$(40,452)	$19,562
2009	19,562	43,529	11,832	764	(50,158)	25,529
2010	25,529	46,894	11,448	(665)	(57,332)	25,874

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable.
  s.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2010 relates to cash and cash equivalents and restricted cash held on deposit with seven global banks and four "Triple A" rated money market funds which we consider to be large, highly rated investment grade institutions. As of December 31, 2010, our cash and cash equivalent and restricted cash balance was $293,798, including money market funds and time deposits amounting to $241,151. A substantial portion of these money market funds are invested in U.S. treasuries.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2009 and 2010, respectively:

		Fair Value Measurements at December 31, 2009 Using
Description	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$265,904	$—		$265,904		$—
Time Deposits(1)	115,695	—		115,695		—
Trading Securities	10,168	8,061	(2)	2,107	(1)	—
Derivative Assets(3)	4,115	—		4,115		—

		Fair Value Measurements at December 31, 2010 Using
Description	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$107,129	$—		$107,129		$—
Time Deposits(1)	134,022	—		134,022		—
Trading Securities	9,215	8,527	(2)	688	(1)	—
Derivative Assets(3)	2,500	—		2,500		—
Derivative Liabilities(3)	2,440	—		2,440		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling and Australian dollars. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2009 and 2010, respectively, except goodwill calculated based on Level 3 inputs, more fully disclosed at Note 2.g.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  u.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2009 and 2010, the fair value of the money market and mutual funds included in this trust amounted to $10,168 and $9,215, respectively, and were included in prepaid expenses and other in the accompanying consolidated balance sheets. During 2008, we classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying consolidated statement of operations realized and unrealized net losses of $2,563, net gains of $1,745 and net gains of $1,221 for the years ended December 31, 2008, 2009 and 2010, respectively.

  v.
  Investments

        As of December 31, 2010, we have investments in joint ventures, including noncontrolling interests, in Iron Mountain Poland Holdings Limited of 20% (Poland), in Iron Mountain A/S of 20% (Denmark), in Iron Mountain Arsivleme Hizmetleri A.S. of 40% (Turkey), in Sispace AG of 15% (Switzerland) and in Kelman Technologies Inc. of 25% (U.S. and Canada). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31, 2009 and 2010, the carrying value related to our equity investments was $9,148 and $9,663, respectively, included in other assets in the accompanying consolidated balance sheets.

  w.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2009 and 2010, respectively.

  x.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2008	2009	2010
Foreign currency transaction losses (gains), net	$28,882	$(12,477)	$5,305
Debt extinguishment expense	418	3,031	1,792
Other, net	1,728	(2,633)	(5,325)

	$31,028	$(12,079)	$1,772

  y.
  Reclassifications

        In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues and increase service revenues by $29,211, $28,753, and $28,526 for the years ended December 31, 2008, 2009 and 2010, respectively. There was no change in total consolidated reported revenues.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        We have entered into a number of forward contracts to hedge our exposures in British pounds sterling. As of December 31, 2010, we had an outstanding forward contract to purchase $196,154 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with IME. Additionally, in the fourth quarter of 2010, we entered into a forward contract to hedge our exposures in Australian dollars. As of December 31, 2010, we had an outstanding forward contract to purchase 54,745 Euros and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the years ended December 31, 2008, 2009 and 2010, there was $24,145 in net cash receipts, $2,392 in net cash disbursements and $2,030 in net cash receipts, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2009 and 2010 and their gains and losses for the years ended December 31, 2008, 2009 and 2010:

	Asset Derivatives
	December 31,
	2009		2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current assets	$4,115	Current assets	$2,500

Total		$4,115		$2,500

	Liability Derivatives
	December 31,
	2009		2010
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current liabilities	$—	Current liabilities	$2,440

Total		$—		$2,440

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2008	2009	2010
Foreign exchange contracts	Other (income) expense, net	$(36,886)	$11,952	$2,025

Total		$(36,886)	$11,952	$2,025

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2008, 2009 and 2010, we designated on average 167,578, 95,500 and 74,750 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $10,471 ($6,296, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2008. We recorded foreign exchange gains of $1,863 ($989, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2009. We recorded foreign exchange gains of $7,392 ($4,620, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2010. As of December 31, 2010, net gains of $7,978 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

4. Debt

        Long-term debt consists of the following:

	December 31, 2009		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$21,799	$21,799	$—	$—
Term Loan Facility(1)	400,300	400,300	396,200	396,200
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	238,920	236,531	232,530	234,855
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes")(2)(3)	435,856	433,411	233,234	231,683
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	317,035	313,200	317,529	321,592
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	166,810	165,142	175,306	182,099
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000	207,750	200,000	209,625
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,749	48,464	49,777	53,756
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	363,166	343,562	338,129	337,631
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	305,250	300,000	316,313
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,002	567,188	548,174	589,188
Real Estate Mortgages, Capital Leases and Other(5)	210,147	210,147	218,576	218,576

Total Long-term Debt	3,251,784		3,009,455
Less Current Portion(6)	(40,561)		(96,990)

Long-term Debt, Net of Current Portion	$3,211,223		$2,912,465

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2009 and 2010, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2009 and 2010, respectively.

(3)
Collectively referred to as the Parent Notes. IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect 100% owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

(5)
Includes (a) real estate mortgages of $6,564 and $7,492 as of December 31, 2009 and 2010, respectively, which bear interest at rates ranging from 1.8% to 7.3% and are payable in various installments through 2023, (b) capital lease obligations of $193,738 and $201,857 as of December 31, 2009 and 2010, respectively, which bear a weighted average interest rate of 6.1% as of December 31, 2010 and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $9,845 and $9,227 as of December 31, 2009 and 2010, respectively, and bear a weighted average interest rate of 9.5% as of December 31, 2010. We believe the fair value of this debt approximates its carrying value.

(6)
Includes $51,694 associated with the 7 3/4% Notes which we fully redeemed in January 2011. This amount represents the portion of the redemption funded with cash on-hand. The remaining funds were drawn under the revolving credit facility.
  a.
  Revolving Credit Facility and Term Loans

        Our credit facility consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 governing this facility (the "Credit Agreement"), up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410,000 term loan facility. Our revolving credit facility is supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. The revolving credit facility terminates on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of December 31, 2010, we had no outstanding borrowings under the revolving credit facility; we had various outstanding letters of credit totaling $2,476. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facility on December 31, 2010, was $762,524. The interest rate in effect under the term loan facility was 1.8% as of December 31, 2010. For the years

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

4. Debt (Continued)

ended December 31, 2008, 2009 and 2010, we recorded commitment fees of $1,561, $1,953 and $2,348, respectively, based on the unused balances under our revolving credit facilities.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 3.3 and 2.9 as of December 31, 2009 and 2010, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 4.1 and 3.4 as of December 31, 2009 and 2010, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio.

  b.
  Notes Issued under Indentures

        As of December 31, 2010, we had nine series of senior subordinated notes issued under various indentures, eight are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement:

  •
  150,000 British pounds sterling principal amount of notes maturing on April 15, 2014 and bearing interest at a rate of 7 1/4% per annum, payable semi-annually in arrears on April 15 and October 15;

  •
  $231,255 principal amount of notes maturing on January 15, 2015 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on January 15 and July 15;

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

4. Debt (Continued)

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

        We recorded a charge to other expense (income), net of $345 in the second quarter of 2008 related to the early extinguishment of the 8 1/4% Senior Subordinated Notes due 2011 (the "8 1/4% Notes"), which consists of deferred financing costs and original issue discounts related to the 8 1/4% Notes. We recorded a charge to other expense (income), net of $3,031 in the third quarter of 2009 related to the early extinguishment of the 8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% Notes"), which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% Notes. In September 2010, we redeemed $200,000 of the $431,255 aggregate principal amount outstanding of the 7 3/4% Notes at a redemption price of $1,012.92 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1,792 in the third quarter of 2010 related to the early extinguishment of the 7 3/4% Notes being redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to the 7 3/4% Notes that were redeemed.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

        Prior to August 15, 2014, the 8 3/8% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

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

        Our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under our indentures or other agreements governing our indebtedness.

        Maturities of long-term debt, excluding (premiums) discounts, net, are as follows:

Year	Amount
2011	$96,990
2012	49,153
2013	30,137
2014	634,792
2015	189,325
Thereafter	2,013,653

$3,014,050

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2009 and 2010 and for the years ended December 31, 2008, 2009 and 2010.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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
Commitments and Contingencies (See Note 10)
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$13,909	$121,584	$37,652	$85,548	$—	$258,693
Restricted Cash	35,105	—	—	—	—	35,105
Accounts Receivable	—	369,260	41,562	165,005	—	575,827
Intercompany Receivable	1,344,802	—	9,281	—	(1,354,083)	—
Other Current Assets	2,601	129,992	10,878	42,082	—	185,553

Total Current Assets	1,396,417	620,836	99,373	292,635	(1,354,083)	1,055,178
Property, Plant and Equipment, Net	—	1,561,612	208,020	749,480	—	2,519,112
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,381,546	1,000	—	—	(1,382,546)	—
Investment in Subsidiaries	1,863,957	1,599,133	—	—	(3,463,090)	—
Goodwill	—	1,561,659	203,345	558,960	—	2,323,964
Other	27,304	282,386	13,601	174,368	(114)	497,545

Total Other Assets, Net	3,272,807	3,444,178	216,946	733,328	(4,845,750)	2,821,509

Total Assets	$4,669,224	$5,626,626	$524,339	$1,775,443	$(6,199,833)	$6,395,799

Liabilities and Equity
Intercompany Payable	$—	$1,325,593	$—	$28,490	$(1,354,083)	$—
Current Portion of Long-term Debt	56,407	24,393	2,606	13,584	—	96,990
Total Other Current Liabilities	92,339	440,607	42,614	182,384	—	757,944
Long-term Debt, Net of Current Portion	2,559,780	67,504	191,010	94,171	—	2,912,465
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,381,546	—	—	(1,382,546)	—
Other Long-term Liabilities	3,853	539,036	27,585	94,778	(114)	665,138
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,955,845	1,847,947	260,524	1,354,619	(3,463,090)	1,955,845
Noncontrolling Interests	—	—	—	7,417	—	7,417

Total Equity	1,955,845	1,847,947	260,524	1,362,036	(3,463,090)	1,963,262

Total Liabilities and Equity	$4,669,224	$5,626,626	$524,339	$1,775,443	$(6,199,833)	$6,395,799

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,152,222	$92,532	$383,944	$—	$1,628,698
Service	—	929,639	98,355	398,442	—	1,426,436

Total Revenues	—	2,081,861	190,887	782,386	—	3,055,134
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	884,212	84,216	413,591	—	1,382,019
Selling, General and Administrative	109	626,983	33,175	222,097	—	882,364
Depreciation and Amortization	182	196,783	13,755	80,018	—	290,738
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	7,568	21	(106)	—	7,483

Total Operating Expenses	291	1,715,546	131,167	715,600	—	2,562,604

Operating (Loss) Income	(291)	366,315	59,720	66,786	—	492,530
Interest Expense (Income), Net	209,712	(28,760)	46,849	8,834	—	236,635
Other (Income) Expense, Net	(125,361)	(2,248)	(351)	158,988	—	31,028

(Loss) Income Before Provision (Benefit) for Income Taxes	(84,642)	397,323	13,222	(101,036)	—	224,867
Provision (Benefit) for Income Taxes	—	138,454	(3,682)	8,152	—	142,924
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(166,679)	95,532	—	—	71,147	—

Net Income (Loss)	82,037	163,337	16,904	(109,188)	(71,147)	81,943
Less: Net (Loss) Income Attributable to Noncontrolling Interests	—	—	—	(94)	—	(94)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$82,037	$163,337	$16,904	$(109,094)	$(71,147)	$82,037

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,219,149	$93,244	$355,249	$—	$1,667,642
Service	—	904,443	96,764	344,746	—	1,345,953

Total Revenues	—	2,123,592	190,008	699,995	—	3,013,595
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	829,539	80,205	361,470	—	1,271,214
Selling, General and Administrative	92	638,770	32,127	203,370	—	874,359
Depreciation and Amortization	231	226,559	15,717	76,565	—	319,072
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	1,435	123	(1,152)	—	406

Total Operating Expenses	323	1,696,303	128,172	640,253	—	2,465,051

Operating (Loss) Income	(323)	427,289	61,836	59,742	—	548,544
Interest Expense (Income), Net	202,947	(28,189)	42,066	10,966	—	227,790
Other Expense (Income), Net	44,642	(4,766)	(2)	(51,953)	—	(12,079)

(Loss) Income Before Provision (Benefit) for Income Taxes	(247,912)	460,244	19,772	100,729	—	332,833
Provision (Benefit) for Income Taxes	—	97,504	3,624	9,399	—	110,527
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(468,789)	(102,601)	—	—	571,390	—

Net Income (Loss)	220,877	465,341	16,148	91,330	(571,390)	222,306
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,429	—	1,429

Net Income (Loss) Attributable to Iron Mountain Incorporated	$220,877	$465,341	$16,148	$89,901	$(571,390)	$220,877

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,237,582	$110,768	$383,345	$—	$1,731,695
Service	—	922,037	113,498	360,319	—	1,395,854

Total Revenues	—	2,159,619	224,266	743,664	—	3,127,549
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	791,053	86,352	376,793	—	1,254,198
Selling, General and Administrative	68	664,974	36,587	226,244	—	927,873
Depreciation and Amortization	223	237,340	18,818	87,902	—	344,283
Goodwill Impairment (See Note 2.g.)	—	282,487	—	1,298	—	283,785
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	3,869	196	(10,208)	—	(6,143)

Total Operating Expenses	291	1,979,723	141,953	682,029	—	2,803,996

Operating (Loss) Income	(291)	179,896	82,313	61,635	—	323,553
Interest Expense (Income), Net	194,689	(27,347)	44,898	8,746	—	220,986
Other (Income) Expense, Net	(22,662)	(9,139)	18	33,555	—	1,772

(Loss) Income Before Provision (Benefit) for Income Taxes	(172,318)	216,382	37,397	19,334	—	100,795
Provision (Benefit) for Income Taxes	—	133,984	11,142	4,661	—	149,787
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(118,418)	(34,014)	—	—	152,432	—

Net (Loss) Income	(53,900)	116,412	26,255	14,673	(152,432)	(48,992)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,908	—	4,908

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(53,900)	$116,412	$26,255	$9,765	$(152,432)	$(53,900)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2008
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(175,781)	$570,427	$14,041	$128,342	$—	$537,029
Cash Flows from Investing Activities:
Capital expenditures	—	(222,161)	(12,493)	(152,067)	—	(386,721)
Cash paid for acquisitions, net of cash acquired	—	(35,424)	—	(21,208)	—	(56,632)
Intercompany loans to subsidiaries	50,007	(57,558)	—	—	7,551	—
Investment in subsidiaries	(14,344)	(14,344)	—	—	28,688	—
Additions to customer relationship and acquisition costs	—	(8,795)	(416)	(4,971)	—	(14,182)
Investemnts in joint ventures	—	—	—	(1,709)	—	(1,709)
Proceeds from sales of property and equipment and other, net	—	927	33	(1,310)	—	(350)

Cash Flows from Investing Activities	35,663	(337,355)	(12,876)	(181,265)	36,239	(459,594)
Cash Flows from Financing Activities: Repayment of revolving credit and term loan facilities and other debt	(880,451)	(14,993)	(44,729)	(17,334)	—	(957,507)
Proceeds from revolving credit and term loan facilities and other debt	776,650	114	11,212	12,048	—	800,024
Early retirement of senior subordinated notes	(71,881)	—	—	—	—	(71,881)
Net proceeds from sale of senior subordinated notes	295,500	—	—	—	—	295,500
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	960	—	960
Intercompany loans from parent	—	(49,856)	35,856	21,551	(7,551)	—
Equity contribution from parent	—	14,344	—	14,344	(28,688)	—
Proceeds from exercise of stock options and employee stock purchase plan	16,145	—	—	—	—	16,145
Excess tax benefits from stock-based compensation	5,112	—	—	—	—	5,112
Payment of debt financing costs	(957)	—	(28)	—	—	(985)

Cash Flows from Financing Activities	140,118	(50,391)	2,311	31,569	(36,239)	87,368
Effect of exchange rates on cash and cash equivalents	—	—	(1,936)	(10,104)	—	(12,040)

Increase (Decrease) in cash and cash equivalents	—	182,681	1,540	(31,458)	—	152,763
Cash and cash equivalents, beginning of period	—	27,955	15,529	82,123	—	125,607

Cash and cash equivalents, end of period	$—	$210,636	$17,069	$50,665	$—	$278,370

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(186,314)	$634,063	$38,154	$131,008	$—	$616,911
Cash Flows from Investing Activities:
Capital expenditures	—	(174,256)	(22,042)	(116,463)	—	(312,761)
Cash paid for acquisitions, net of cash acquired	—	(256)	—	(1,777)	—	(2,033)
Intercompany loans to subsidiaries	284,604	17,807	—	—	(302,411)	—
Investment in subsidiaries	(164,256)	(164,256)	—	—	328,512	—
Additions to customer relationship and acquisition costs	—	(6,711)	(520)	(3,528)	—	(10,759)
Investemnts in joint ventures	—	—	—	(3,114)	—	(3,114)
Proceeds from sales of property and equipment and other, net	—	3,717	45	839	—	4,601

Cash Flows from Investing Activities	120,348	(323,955)	(22,517)	(124,043)	26,101	(324,066)
Cash Flows from Financing Activities: Repayment of revolving credit and term loan facilities and other debt	(54,150)	(18,438)	(192,097)	(23,027)	—	(287,712)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	36,932	—	36,932
Early retirement of senior subordinated notes	(447,874)	—	—	—	—	(447,874)
Net proceeds from sale of senior subordinated notes	539,688	—	—	—	—	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,064	—	1,064
Intercompany loans from parent	—	(283,974)	5,751	(24,188)	302,411	—
Equity contribution from parent	—	164,256	156,655	7,601	(328,512)	—
Proceeds from exercise of stock options and employee stock purchase plan	24,233	—	—	—	—	24,233
Excess tax benefits from stock-based compensation	5,532	—	—	—	—	5,532
Payment of debt financing costs	(1,463)	—	(37)	(55)	—	(1,555)

Cash Flows from Financing Activities	65,966	(138,156)	(29,728)	(1,673)	(26,101)	(129,692)
Effect of exchange rates on cash and cash equivalents	—	—	928	4,205	—	5,133

Increase (Decrease) in cash and cash equivalents	—	171,952	(13,163)	9,497	—	168,286
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$382,588	$3,906	$60,162	$—	$446,656

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(180,588)	$597,506	$56,113	$152,109	$—	$625,140
Cash Flows from Investing Activities:
Capital expenditures	—	(155,737)	(16,593)	(105,297)	—	(277,627)
Cash paid for acquisitions, net of cash acquired	—	(112,346)	(3,705)	(13,348)	—	(129,399)
Intercompany loans to subsidiaries	577,316	34,465	—	—	(611,781)	—
Investment in subsidiaries	(12,054)	(36,920)	—	—	48,974	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(9,332)	(594)	(3,315)	—	(13,241)
Proceeds from sales of property and equipment and other, net	—	5,867	93	16,739	—	22,699

Cash Flows from Investing Activities	530,160	(274,003)	(20,799)	(105,221)	(562,807)	(432,670)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(4,100)	(24,226)	(2,504)	(73,857)	—	(104,687)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	54,847	—	54,847
Early retirement of senior subordinated notes	(202,584)	—	—	—	—	(202,584)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	169	—	169
Intercompany loans from parent	—	(572,335)	122	(39,568)	611,781	—
Equity contribution from parent	—	12,054	—	36,920	(48,974)	—
Stock repurchases	(111,563)	—	—	—	—	(111,563)
Parent cash dividends	(37,893)	—	—	—	—	(37,893)
Proceeds from exercise of stock options and employee stock purchase plan	18,225	—	—	—	—	18,225
Excess tax benefits from stock-based compensation	2,252	—	—	—	—	2,252

Cash Flows from Financing Activities	(335,663)	(584,507)	(2,382)	(21,489)	562,807	(381,234)
Effect of exchange rates on cash and cash equivalents	—	—	814	(13)	—	801

Increase (Decrease) in cash and cash equivalents	13,909	(261,004)	33,746	25,386	—	(187,963)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$13,909	$121,584	$37,652	$85,548	$—	$258,693

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. We completed no acquisitions during 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2009 is contingent and other payments of $2,033 related to acquisitions made in prior years. The unaudited pro forma results of operations for the current and prior periods are not presented due to the insignificant impact of the 2008 and 2010 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:

        To enhance our existing operations in the records management and information destruction business and expand our geographical footprint in North America, in May 2008, we acquired DocuVault for $31,378. DocuVault provided records storage, secure shredding and data backup services in Denver and Colorado Springs.

        In February 2010, we acquired the stock of Mimosa Systems, Inc. ("Mimosa"), a provider of enterprise-class digital content archiving solutions, for approximately $112,000 in cash and approximately $2,000 in fair value of options issued. Mimosa, based in Santa Clara, California, provides an on-premises integrated archive for email, SharePoint® data and files, and complements IMI's existing enterprise-class, cloud-based digital archive services. NearPoint®, Mimosa's enterprise archiving platform, has applications for retention and disposition, eDiscovery, compliance supervision, classification, recovery, and end-user search, enabling customers to reduce risk and lower their eDiscovery and storage costs. Mimosa is part of the Worldwide Digital Business segment. We deposited $11,200 of the cash consideration payable in our acquisition of Mimosa into escrow to secure certain indemnification obligations of the former stockholders of Mimosa (the "Mimosa Stockholders") and to satisfy certain other obligations of the Mimosa Stockholders. On May 16, 2011, amounts remaining in the escrow fund will be distributed to the Mimosa Stockholders, minus (i) $750 which shall continue to be held as security for certain types of claims and (ii) any amounts held for unresolved indemnification claims made by us. On February 16, 2012, the balance of the escrow fund less any amounts held for unresolved claims will be distributed to the Mimosa Stockholders. The allocation of the purchase price will be finalized upon the final settlement of the purchase price with the Mimosa Stockholders. Acquisition costs expensed associated with the Mimosa acquisition were not significant.

        In May 2010 we acquired the remaining 87% interest of our joint venture in Greece (Safe doc S.A.) in a stock transaction for a cash purchase price of approximately $4,700, and we now control 100% of our Greek operations, which provide storage and records management services. The carrying value of the 13% interest that we had previously acquired and accounted for under the equity method of accounting amounted to approximately $416 and the fair value of such interest on the date of acquisition was approximately $473 and resulted in a gain being recorded on the date of the transaction to other (income) expense, net of approximately $57 during the second quarter of 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2008		2010
Cash Paid (gross of cash acquired)	$54,541	(1)	$121,697
Fair Value of Options Issued	—		1,997
Fair Value of Previously Held Equity Interest	—		473

Total Consideration	54,541		124,167
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses,
Deferred Income Taxes and Other	3,172		29,194
Property, Plant and Equipment(2)	4,026		3,366
Customer Relationship Assets(3)	24,989		8,789
Core Technology(3)	2,511		2,600
Other Assets	996		—
Liabilities Assumed(4)	(3,922)		(9,066)
Noncontrolling Interests	4,489	(5)	(390)

Total Fair Value of Identifiable Net Assets Acquired	36,261		34,493

Recorded Goodwill	$18,280		$89,674

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2008 and 2010 are contingent and other payments of $2,319 and $8,540, respectively, related to acquisitions made in previous years.

(2)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2008 was 28 years. The weighted average lives of customer relationship assets and core technology associated with acquisitions in 2010 were 10 and 9 years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

(5)
Consisted primarily of the carrying value of noncontrolling interests in Brazil at the date of acquisition in 2008.

        Allocations of the purchase price for the 2010 acquisitions were based on estimates of the fair value of net assets acquired and are subject to adjustment. The purchase price allocations of the 2010 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets) and racking.

        In connection with our acquisition in India in May 2006, we entered into a shareholder agreement. The agreement contains a put provision that would allow the noncontrolling interest holder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $1,872). We recorded a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

6. Acquisitions (Continued)

liability representing our estimate of the fair value of the guarantee in the amount of $360 and $0 as of December 31, 2009 and 2010, respectively.

        In connection with an acquisition completed prior to January 2009, we have contingent earn-out obligations that become payable in the event the business we acquired achieves specified revenue targets and/or multiples of earnings before interest, taxes, depreciation and amortization (as defined in the purchase agreement). These payments are based on the future results of these operations and our estimate of the maximum additional contingent earn-out payments we may be required to make under such agreement as of December 31, 2010 is approximately $2,000. This amount, if paid, is due in 2012 and will be treated as additional consideration as part of the acquisition and will increase goodwill. We have also recorded $1,447, $549 and $0 of compensation expense for the years ended December 31, 2008, 2009 and 2010, respectively, in the accompanying consolidated statements of operations related to contingent consideration arrangements that require continuing employment. New accounting standards require that we must, for any acquisitions that we make on or any time after January 1, 2009, (i) estimate our contingent consideration payments at the time of the acquisition and include such amount as part of the initial purchase price allocation, and (ii) any subsequent changes in this estimate will directly impact the consolidated statement of operations.

7. Income Taxes

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2009	2010
Deferred Tax Assets:
Accrued liabilities	$38,919	$37,273
Deferred rent	20,484	23,253
Net operating loss carryforwards	59,330	83,204
Foreign tax and research credits	60,182	64,189
Valuation Allowance	(42,128)	(79,863)
Other	36,770	47,173

	173,557	175,229
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(269,452)	(274,959)
Plant and equipment, principally due to differences in depreciation	(333,248)	(342,778)

	(602,700)	(617,737)

Net deferred tax liability	$(429,143)	$(442,508)

        We have federal net operating loss carryforwards which begin to expire in 2020 through 2029 of $84,293 ($29,502, tax effected) at December 31, 2010 to reduce future federal taxable income. We have an asset for state net operating losses of $15,601 (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 75%. We have assets for foreign

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

7. Income Taxes (Continued)

net operating losses of $38,101, with various expiration dates, subject to a valuation allowance of approximately 74%. Additionally, we have federal research credits of $2,200 which begin to expire in 2022 through 2029 and state research credit of $1,148 (net of federal tax benefit), which have no expiration date, subject to a valuation allowance of approximately 19%. We also have foreign tax credits of $60,841, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance.

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged to Expense	Other Additions	Other Deductions	Balance at End of the Year
2008	$43,404	$1,439	$—	$—	$44,843
2009	44,843	808	3,517	(7,040)	42,128
2010	42,128	39,395	—	(1,660)	79,863

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $5,112, $5,532 and $2,252 for the years ended December 31, 2008, 2009 and 2010, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

        The components of income (loss) before provision (benefit) for income taxes are:

	2008	2009	2010
U.S.	$315,122	$215,594	$41,267
Canada	16,128	22,162	39,822
Foreign	(106,383)	95,077	19,706

	$224,867	$332,833	$100,795

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2008	2009	2010
Federal—current	$19,266	$51,227	$65,829
Federal—deferred	101,837	22,439	40,639
State—current	10,192	17,239	27,821
State—deferred	7,777	6,531	(1,377)
Foreign—current	4,357	12,338	20,463
Foreign—deferred	(505)	753	(3,588)

	$142,924	$110,527	$149,787

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income before provision (benefit) for income taxes for the years ended December 31, 2008, 2009 and 2010, respectively, is as follows:

	Year Ended December 31,
	2008	2009	2010
Computed "expected" tax provision	$78,703	$116,492	$35,278
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	14,520	15,451	17,163
Increase in valuation allowance (net operating losses)	1,439	808	1,920
Increase in valuation allowance (foreign tax credits)	—	—	37,475
Impairment of goodwill and divestitures	—	—	94,473
Reserve reversal and audit settlements	—	—	(41,753)
Foreign tax rate differential	31,443	(22,232)	(5,524)
Subpart F income and foreign restructuring	5,368	984	5,943
Other, net	11,451	(976)	4,812

	$142,924	$110,527	$149,787

        Our effective tax rates for the years ended December 31, 2008, 2009 and 2010 were 63.6%, 33.2% and 148.6%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2010 is a goodwill impairment charge, of which a majority was non-deductible for tax purposes. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits. Certain previously unrecognized tax benefits were recognized in 2010 due to expirations of statute of limitation periods and settlements with tax authorities in various worldwide jurisdictions. In 2009 and 2008, we had significant unrealized foreign exchange gains and losses on intercompany loans and on debt and derivative instruments in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate by 4.9% for the year ended December 31, 2009. Our effective tax

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

7. Income Taxes (Continued)

rate is higher than the statutory rate in 2008 primarily due to significant foreign exchange gains and losses in different jurisdictions with different tax rates. For 2008, foreign currency gains were recorded in higher tax jurisdictions, associated with our marking-to-market of debt and derivative instruments, while foreign currency losses were recorded in lower tax jurisdictions, associated with the marking-to-market of intercompany loan positions, which together increased the 2008 tax rate by 22.5% for the year ended December 31, 2008.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $4,495, $4,749 and $(1,607) for gross interest and penalties for the years ended December 31, 2008, 2009 and 2010, respectively.

        We had $12,874 and $11,610 accrued for the payment of interest and penalties as of December 31, 2009 and 2010, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
See Below	United States
2006 to present	Canada
2009 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return. We utilized losses from years beginning in 1993, 1997 and 1999 in our federal income tax returns for our 2007, 2008, and 2009 tax years, respectively. The normal statute of limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

        We are currently under audit by the state of Massachusetts for the 2004 through 2008 tax years. We have not received any assessments to date. However, we may receive a notice of intention to assess in the range of zero to approximately $12,000, including interest and penalties. While we are unable to predict the final outcome of the audit at this time, it may result in an assessment of excise tax, which is a component of the income tax provision, or an assessment of net worth tax, which is an operating charge. We intend to defend this case vigorously. We do not expect this audit to have a material impact on our consolidated results of operations or financial condition.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2009 and 2010, we had approximately $88,155 and $59,891, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2007	$72,908
Gross additions based on tax positions related to the current year	7,735
Gross additions for tax positions of prior years	11,862
Gross reductions for tax positions of prior years	(4,504)
Lapses of statutes	(3,435)

Gross tax contingencies—December 31, 2008	$84,566
Gross additions based on tax positions related to the current year	3,166
Gross additions for tax positions of prior years	5,693
Gross reductions for tax positions of prior years	(720)
Lapses of statutes	(4,460)
Settlements	(90)

Gross tax contingencies—December 31, 2009	$88,155
Gross additions based on tax positions related to the current year	6,575
Gross additions for tax positions of prior years	9,759
Gross reductions for tax positions of prior years	(3,349)
Lapses of statutes	(33,001)
Settlements	(8,248)

Gross tax contingencies—December 31, 2010	$59,891

        The reversal of all of these reserves of $59,891 ($51,279 net of federal tax benefit) as of December 31, 2010 will be recorded as a reduction of our income tax provision, if sustained. We believe that it is reasonably possible that an amount up to approximately $37,968 of our unrecognized tax positions may be recognized by the end of 2011 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2009
Total revenues	$723,346	$746,028	$764,885	$779,336
Operating income (loss)	121,197	138,054	142,649	146,644
Net income (loss)	26,944	87,512	43,177	64,673
Net income (loss) attributable to Iron Mountain Incorporated	28,799	87,638	43,186	61,254	(1)
Net income (loss) per share attributable to Iron
Mountain Incorporated—basic	0.14	0.43	0.21	0.30
Net income (loss) per share attributable to Iron
Mountain Incorporated—diluted	0.14	0.43	0.21	0.30
2010
Total revenues	$776,506	$779,791	$782,574	$788,678
Operating income (loss)	132,691	150,434	(83,975)	124,403
Net income (loss)	25,839	41,752	(150,817)	34,234
Net income (loss) attributable to Iron Mountain Incorporated	25,566	41,292	(153,776)	33,018	(2)
Net income (loss) per share attributable to Iron
Mountain Incorporated—basic	0.13	0.20	(0.76)	0.16
Net income (loss) per share attributable to Iron
Mountain Incorporated—diluted	0.12	0.20	(0.76)	0.16

(1)
The change in net income attributable to Iron Mountain Incorporated in the fourth quarter of 2009 compared to the third quarter of 2009 is primarily related to discrete tax benefits recorded in the fourth quarter compared to the third quarter of 2009 related to unrealized foreign exchange gains and losses in different jurisdictions at different tax rates.

(2)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2010 compared to the third quarter of 2010 is primarily related to the impact associated with the goodwill impairment charge of which $255,000 ($249,000, net of tax) was recorded in the third quarter of 2010 compared to $28,785 ($28,300, net of tax) recorded in the fourth quarter of 2010. Discrete tax benefits recorded in the third quarter compared to charges in the fourth quarter of 2010 related to unrealized foreign exchange gains and losses in different tax jurisdictions at different tax rates also contributed to the change. Additionally, to a lesser extent, reduced operating income primarily related to increased selling, general and administrative expenses offset by reduced interest expense related to the retirement of a portion of our 7 3/4% Notes in the third quarter of 2010 also contributed to the change.

9. Segment Information

        Corporate and our five operating segments are as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as all other non-electronic media such as microfilm and microfiche,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K.).

  •
  Latin America—information management services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy, Data Protection and Destruction.

  •
  Asia Pacific—information management services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction; and in certain cities in India, Singapore, Hong Kong-SAR and China, including Hard Copy and Data Protection.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
2008
Total Revenues	$2,067,316	$764,812	$223,006	$—	$3,055,134
Depreciation and Amortization	145,260	78,800	32,511	34,167	290,738
Depreciation	134,320	64,220	22,094	33,985	254,619
Amortization	10,940	14,580	10,417	182	36,119
Adjusted OIBDA	768,523	138,432	41,782	(157,986)	790,751
Total Assets(1)	4,283,291	1,516,521	429,409	127,633	6,356,854
Expenditures for Segment Assets	225,361	172,321	32,069	27,784	457,535
Capital Expenditures	180,682	146,142	32,113	27,784	386,721
Cash Paid for Acquisitions, Net of Cash acquired	35,468	21,208	(44)	—	56,632
Additions to Customer Relationship and Acquisition Costs	9,211	4,971	—	—	14,182
2009
Total Revenues	2,101,526	682,684	229,385	—	3,013,595
Depreciation and Amortization	173,798	75,236	36,856	33,182	319,072
Depreciation	162,110	62,331	26,179	32,951	283,571
Amortization	11,688	12,905	10,677	231	35,501
Adjusted OIBDA	856,761	125,364	50,303	(164,406)	868,022
Total Assets(1)	4,576,155	1,723,659	413,974	133,046	6,846,834
Expenditures for Segment Assets	160,758	115,740	20,287	28,768	325,553
Capital Expenditures	153,247	110,459	20,287	28,768	312,761
Cash Paid for Acquisitions, Net of Cash acquired	256	1,777	—	—	2,033
Additions to Customer Relationship and Acquisition Costs	7,255	3,504	—	—	10,759
2010
Total Revenues	2,170,814	725,315	231,420	—	3,127,549
Depreciation and Amortization	185,271	86,261	35,961	36,790	344,283
Depreciation	172,507	72,962	24,634	36,567	306,670
Amortization	12,764	13,299	11,327	223	37,613
Adjusted OIBDA	961,135	133,697	27,546	(176,900)	945,478
Total Assets(1)	4,337,987	1,689,155	196,674	171,983	6,395,799
Expenditures for Segment Assets	135,765	121,695	128,236	34,571	420,267
Capital Expenditures	120,102	105,094	17,860	34,571	277,627
Cash Paid for Acquisitions, Net of Cash acquired	5,675	13,348	110,376	—	129,399
Additions to Customer Relationship and Acquisition Costs	9,988	3,253	—	—	13,241

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

9. Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, goodwill impairment and (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of and allocating resources to our operating segments.

        A reconciliation of Adjusted OIBDA to income before provision for income taxes on a consolidated basis is as follows:

	Years Ended December 31,
	2008	2009	2010
Adjusted OIBDA	$790,751	$868,022	$945,478
Less: Depreciation and Amortization	290,738	319,072	344,283
Goodwill Impairment (See Note 2.g.)	—	—	283,785
Loss (Gain) on Disposal/Writedown of
Property, Plant and Equipment, Net	7,483	406	(6,143)
Interest Expense, Net	236,635	227,790	220,986
Other Expense (Income), Net	31,028	(12,079)	1,772

Income before Provision for Income Taxes	$224,867	$332,833	$100,795

        Information as to our operations in different geographical areas is as follows:

	Years Ended December 31,
	2008	2009	2010
Revenues:
United States	$2,074,881	$2,116,528	$2,150,050
United Kingdom	382,971	292,685	301,094
Canada	197,031	196,246	231,477
Other International	400,251	408,136	444,928

Total Revenues	$3,055,134	$3,013,595	$3,127,549

Long-lived Assets:
United States	$3,728,501	$3,736,626	$3,456,275
United Kingdom	596,631	617,141	554,505
Canada	355,878	425,838	449,373
Other International	699,452	855,804	880,468

Total Long-lived Assets	$5,380,462	$5,635,409	$5,340,621

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our revenues by product and service lines is as follows:

	Years Ended December 31,
	2008	2009	2010
Revenues:
Records Management(1)(2)	$2,146,293	$2,155,684	$2,217,928
Data Protection & Recovery(1)(3)	612,158	606,608	629,101
Information Destruction(1)(4)	296,683	251,303	280,520

Total Revenues	$3,055,134	$3,013,595	$3,127,549

(1)
Each of the service offerings within our product and service lines has a component of revenue that is storage related and a component that is service revenues, except the Information Destruction service offering, which does not have a storage component.

(2)
Includes Business Records Management, Archiving and Discovery Services, Compliant Records Management and Consulting Services, Hybrid Services, Fulfillment Services, Health Information Management Solutions, Film and Sound Archives and Energy Data Services.

(3)
Includes Physical Data Protection & Recovery Services, Online Computer and Server Backup and Intellectual Property Management.

(4)
Includes Physical Secure Shredding and Compliant Information Destruction.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Due to the declining economic environment in 2008, the current fair market values of vans, trucks and mobile shredding units within our vehicle fleet portfolio, which we lease, declined. As a result, certain vehicle leases that previously met the requirements to be considered operating leases were classified as capital leases upon renewal. The 2008 impact of this change on our consolidated balance sheet as of December 31, 2008 was to increase property, plant and equipment and debt by $58,517 and this had no impact on 2008 operating results. Operating results for 2009 and 2010 accordingly have lower vehicle rent expense (a component of transportation costs within cost of sales), offset by an increased amount of combined depreciation and interest expense. Total rent expense (including common area maintenance charges) under all of our operating leases was $280,360 (including $20,828 associated with vehicle leases which became capital leases in 2008), $251,053 and $250,609 for the years ended December 31, 2008, 2009 and 2010, respectively. Included in total rent

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

expense was sublease income of $5,341, $4,324 and $2,912 for the years ended December 31, 2008, 2009 and 2010, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic disincentive due to significant capital expenditure costs (e.g., racking), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

Year	Operating Lease Payment	Sublease Income	Capital Leases
2011	$226,320	$2,649	$45,686
2012	215,812	2,042	50,927
2013	207,556	1,726	32,151
2014	196,141	1,468	24,281
2015	187,767	1,376	15,694
Thereafter	1,894,831	1,899	144,685

Total minimum lease payments	$2,928,427	$11,160	$313,424

Less amounts representing interest			(111,567)

Present value of capital lease obligations			$201,857

In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $28,116, $3,013, $1,691, $1,098, $750 and $497 in 2011, 2012, 2013, 2014, 2015 and thereafter, respectively.

  b.
  Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2009 and 2010 there were $41,106 and $43,901, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

  c.
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

DECEMBER 31, 2010
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

  d.
  London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it was concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liability arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. We believe we carry adequate property and liability insurance. We do not expect that legal proceedings related to this event will have a material impact to our consolidated results of operations or financial condition.

  e.
  Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received cumulative year-to-date payments from our insurance carriers of approximately $27,000. Such amount represents a portion of our business personal property, business interruption, and expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. We have recorded gains on the disposal/writedown of property, plant and equipment, net in our statement of operations of approximately $10,200 for the year ended December 31, 2010. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received. We have reflected approximately $14,800 of the cash proceeds received to date as proceeds from sales of property and equipment, net in our statement of cash flows for the year ended December 31, 2010 as a result of the settlement of a portion of the property component of our claim.

  f.
  New Zealand Earthquake

        As a result of the September 2010 earthquake in New Zealand, we experienced damage to one of our leased records management facilities in that region. The facility was not destroyed by fire or

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
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

  g.
  Brazilian Litigation

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 2,000 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. The parties participated in a preliminary hearing in December 2010 and an additional hearing is scheduled to take place in May 2011, in which oral arguments will be presented. We intend to defend this case vigorously. While we are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

  h.
  Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the US District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that our Connected backup technology infringes certain U.S. patents owned by the plaintiff and seeks damages equal to 10% of our Connected revenue from 2005 through 2010, or approximately $26,000, and future royalties. In November 2010, we filed a motion to dismiss for misjoinder, or in the alternative, to sever and transfer claims to the US District Court for the District of Massachusetts. In December 2010, Oasis Research LLC filed a response opposing our motions. The court has not ruled on any outstanding motions. A scheduling conference has been set for April 18, 2011. Although we are unable to predict the final outcome of this matter at this time, we believe we have meritorious defenses and intend to defend this case vigorously. We do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2008, 2009 and 2010, Schooner paid rent to us totaling $152, $177 and $198, respectively. We lease facilities from a trust of which one of our officers is the beneficiary. Our aggregate rental payment for such facilities during 2008, 2009 and 2010 was $1,078, $1,105 and $1,149, respectively.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $14,883, $15,277 and $17,848 for the years ended December 31, 2008, 2009 and 2010, respectively.

13. Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock, and in October 2010, our board of directors authorized up to an additional $200,000 of such purchases, for a total of $350,000. This represented less than 10% of our outstanding common stock based on the closing price on the dates the programs were announced. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. In addition, in February 2010, our board of directors adopted a dividend policy under which we began paying quarterly cash dividends on our common stock. The first quarterly dividend of $0.0625 per share was paid on April 15, 2010 to stockholders of record on March 25, 2010 in the aggregate amount of $12,720. The second quarterly dividend of $0.0625 per share was paid on July 15, 2010 to stockholders of record on June 25, 2010 in the aggregate amount of $12,641. The third quarterly dividend of $0.0625 per share was paid on October 15, 2010 to stockholders of record on September 28, 2010 in the aggregate amount of $12,532. The fourth quarterly dividend of $0.1875 per share was paid on January 14, 2011 to stockholders of record on December 27, 2010 in the aggregate amount of $37,514. Declaration and payment of future quarterly dividends is at the discretion of our board of directors.

14. Divestiture

        In August 2010, we divested the domain name management product line of our Worldwide Digital Business segment for approximately $11,400 in cash at closing. The assets sold primarily consisted of customer contracts. Total revenues of this product line for the year ending December 31, 2009 and the seven months ending July 31, 2010 were approximately $6,300 and $3,500, respectively. We have concluded that the asset sale is not a discontinued operation and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 in the statement of operations in the third quarter of 2010. Approximately $4,800 of goodwill was allocated to this domain name management product line, utilizing the relative fair value approach. The estimated tax expense

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2010
(In thousands, except share and per share data)

14. Divestiture (Continued)

associated with this transaction of approximately $4,066 was recorded in 2010 in the provision for income taxes.

15. Subsequent Events

        In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of the 7 3/4% Notes at a redemption price of $1,000 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We will record a gain to other expense (income), net of approximately $800 in the first quarter of 2011 related to the early extinguishment of the 7 3/4% Notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% Notes that were redeemed.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of $69,500, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement requires a second payment based upon the audited financial results of the joint venture for the period April 1, 2010 through March 31, 2011. This payment is based upon a formula defined in the purchase and sale agreement and is expected to be paid in the second quarter of 2011. Our current estimate of the second payment is approximately $32,000. Additionally, the purchase and sale agreement provides for the payment of up to a maximum of $2,500 of contingent consideration to be paid in July 2012 based upon meeting certain performance criteria. The carrying value of the 20% interest that we owned and accounted for under the equity method of accounting amounted to approximately $5,500 as of December 31, 2010. We will calculate the fair value of such interest on the date of the acquisition of the additional 80% interest and will record a gain during the first quarter of 2011 to other (income) expense, net included in the consolidated statement of operations. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the shareholders that will receive proceeds in connection with this transaction. As a result of this equity interest, our board member together with several of his family members will receive approximately 24% of the purchase price that we pay in connection with this transaction.

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

Dated: March 1, 2011

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors and Executive Chairman	March 1, 2011
/s/ ROBERT T. BRENNAN Robert T. Brennan	President and Chief Executive Officer and Director	March 1, 2011
/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2011
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	March 1, 2011
/s/ CONSTANTIN R. BODEN Constantin R. Boden	Director	March 1, 2011
/s/ KENT P. DAUTEN Kent P. Dauten	Director	March 1, 2011
/s/ PAUL F. DENINGER Paul F. Deninger	Director	March 1, 2011
/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	March 1, 2011

Name	Title	Date

/s/ MICHAEL LAMACH Michael Lamach	Director	March 1, 2011
/s/ ARTHUR D. LITTLE Arthur D. Little	Director	March 1, 2011
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	March 1, 2011
/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	March 1, 2011
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	March 1, 2011

INDEX TO EXHIBITS

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit	Item
2.1	Agreement and Plan of Merger by and between Iron Mountain Incorporated, a Pennsylvania corporation, and the Company, dated as of May 27, 2005. (Incorporated by reference to the Company's Current Report on Form 8-K dated May 27, 2005).
3.1	Amended and Restated Certificate of Incorporation of the Company, as amended. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2006).
3.2	Amended and Restated Bylaws of the Company (as adopted on March 5, 2010). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 5, 2010).
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

Exhibit	Item
4.7	Fifth Supplemental Indenture, dated as of January 19, 2007, by and among the Company, the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee relating to the 6 3/4% Senior Subordinated Notes due 2018. (Incorporated by reference to the Company's Current Report on Form 8-K dated January 24, 2007).
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
4.13
Form of stock certificate representing shares of Common Stock, $.01 par value per share, of the Company. (#) (Incorporated by reference to the Company's Registration Statement No. 333-167837, filed with the Commission on June 28, 2010).
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.2
First Amendment to the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2008).
10.3	Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2000).
10.4	Amendment to Iron Mountain Incorporated 1997 Stock Option Plan, as amended. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.5	Iron Mountain Incorporated 1995 Stock Incentive Plan, as amended. (#) (Incorporated by reference to Iron Mountain/DE's Current Report on Form 8-K dated April 16, 1999).
10.6	Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).

Exhibit	Item
10.7	Third Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to Appendix A of the Company's Proxy Statement for the 2008 Annual Meeting of Stockholders filed April 21, 2008).
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).
10.10	Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.11	Amendment to Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
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

Exhibit	Item
10.22	Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, by and between Iron Mountain Incorporated and Brian P. McKeon. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.23	Change in Control Agreement, dated December 10, 2008, by and between the Company and Brian P. McKeon. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.24	Change in Control Agreement, dated December 10, 2008, by and between the Company and Robert Brennan. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.25	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005).
10.26	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).
10.27	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).
10.28	Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).
10.29	Employment Agreement, dated as of August 11, 2008, by and between the Company and Robert Brennan. (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008).
10.30	Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009) (#).
10.31	Agreement on transfer of the employment contract between Iron Mountain Belgium NV and Marc Duale to Iron Mountain BPM International, dated December 31, 2010. (#) (Filed herewith).
10.32	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith).
10.33	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.34
Amended and Restated Registration Rights Agreement, dated as of June 12, 1997, by and among the Company and certain stockholders of the Company. (#) (Incorporated by reference to Iron Mountain/DE's Quarterly Report on Form 10-Q for the quarter ended June 30, 1997).
10.35
Master Lease and Security Agreement, dated as of May 22, 2001, between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.36
Amendment No. 1 to Master Lease and Security Agreement, dated as of November 1, 2001 between Iron Mountain Statutory Trust—2001, as Lessor, and Iron Mountain Records Management, Inc., as Lessee. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2001).

Exhibit	Item
10.37	Amendment to Master Lease and Security Agreement and Unconditional Guaranty, dated March 15, 2002, between Iron Mountain Statutory Trust—2001, Iron Mountain Information Management, Inc. and the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
10.38
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
10.40
Guaranty Letter, dated December 31, 2002, to Scotiabanc, Inc. from Iron Mountain Information Services, Inc., as Lessee and the Company as Guarantor. (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2002).
10.41
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
10.43
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
10.44
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
18.1
Preferability letter from Deloitte & Touche LLP regarding a change in accounting principle dated May 10, 2010. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).
21	Subsidiaries of the Company. (Filed herewith).
23.1	Consent of Deloitte & Touche LLP (Iron Mountain Incorporated, Delaware). (Filed herewith).

Exhibit	Item
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith).
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith).
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith).
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith).
101
The following materials from Iron Mountain Incorporated's Annual Report on Form 10-K for the year ended December 31, 2010 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Furnished herewith.)