Form 10-Q
period 2011-03-31
IRON MOUNTAIN INC
filed 2011-05-05
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

        Number of shares of the registrant's Common Stock at April 25, 2011: 200,689,751

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

	December 31, 2010	March 31, 2011
		(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$258,693	$189,817
Restricted cash	35,105	35,107
Accounts receivable (less allowances of $25,874 and $27,074, respectively)	575,827	610,149
Deferred income taxes	39,132	43,080
Prepaid expenses and other	146,421	140,449

Total Current Assets	1,055,178	1,018,602
Property, Plant and Equipment:
Property, plant and equipment	4,363,229	4,447,432
Less—Accumulated depreciation	(1,844,117)	(1,920,768)

Net Property, Plant and Equipment	2,519,112	2,526,664
Other Assets, net:
Goodwill	2,323,964	2,379,264
Customer relationships and acquisition costs	418,713	476,755
Deferred financing costs	29,146	26,910
Other	49,686	41,907

Total Other Assets, net	2,821,509	2,924,836

Total Assets	$6,395,799	$6,470,102

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$96,990	$44,799
Accounts payable	161,200	132,139
Accrued expenses	395,317	421,878
Deferred revenue	201,427	209,131

Total Current Liabilities	854,934	807,947
Long-term Debt, net of current portion	2,912,465	2,960,880
Other Long-term Liabilities	87,638	85,742
Deferred Rent	95,860	97,632
Deferred Income Taxes	481,640	489,915
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,064,066 shares and 200,258,115 shares, respectively)	2,001	2,003
Additional paid-in capital	1,228,655	1,233,914
Retained earnings	695,707	731,566
Accumulated other comprehensive items, net	29,482	52,000

Total Iron Mountain Incorporated Stockholders' Equity	1,955,845	2,019,483

Noncontrolling Interests	7,417	8,503

Total Equity	1,963,262	2,027,986

Total Liabilities and Equity	$6,395,799	$6,470,102

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2010	2011
Revenues:
Storage (see Note 2.q.)	$428,182	$450,149
Service (see Note 2.q.)	348,324	348,805

Total Revenues	776,506	798,954
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	325,232	331,786
Selling, general and administrative	233,852	245,599
Depreciation and amortization	85,784	89,153
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,053)	723

Total Operating Expenses	643,815	667,261
Operating Income (Loss)	132,691	131,693
Interest Expense, Net (includes Interest Income of $422 and $551, respectively)	56,562	50,391
Other Expense (Income), Net	8,819	(8,885)

Income (Loss) Before Provision (Benefit) for Income Taxes	67,310	90,187
Provision (Benefit) for Income Taxes	41,471	15,568

Net Income (Loss)	25,839	74,619
Less: Net Income (Loss) Attributable to Noncontrolling Interests	273	1,159

Net Income (Loss) Attributable to Iron Mountain Incorporated	$25,566	$73,460

Earnings per Share—Basic and Diluted:
Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Basic	$0.13	$0.37

Net Income (Loss) Attributable to Iron Mountain Incorporated per Share—Diluted	$0.12	$0.37

Weighted Average Common Shares Outstanding—Basic	203,581	200,228

Weighted Average Common Shares Outstanding—Diluted	204,705	201,251

Dividends Declared per Common Share	$0.0625	$0.1875

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $613	9,194	—	295,055	3	9,191	—	—	—
Stock options issued in connection with an acquisition	2,682	—	—	—	2,682	—	—	—
Stock repurchases	(10,756)	—	(409,963)	(4)	(10,752)	—	—	—
Parent cash dividends (see Note 9)	(12,720)	—	—	—	—	(12,720)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(19,558)	(19,558)	—	—	—	—	(19,478)	(80)
Net income (loss)	25,839	25,839	—	—	—	25,566	—	273

Comprehensive Income (Loss)		$6,281	—	—	—	—	—	—

Noncontrolling interests dividends	(212)		—	—	—	—	—	(212)

Balance, March 31, 2010	$2,151,940		203,431,849	$2,034	$1,299,778	$837,860	$8,183	$4,085

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2010	$1,963,262	$—	200,064,066	$2,001	$1,228,655	$695,707	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,017	16,232	—	578,218	6	16,226	—	—	—
Stock repurchases	(10,971)	—	(384,169)	(4)	(10,967)	—	—	—
Parent cash dividends (see Note 9)	(37,601)	—	—	—	—	(37,601)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	22,478	22,478	—	—	—	—	22,518	(40)
Net income (loss)	74,619	74,619	—	—	—	73,460	—	1,159

Comprehensive Income (Loss)		$97,097	—	—	—	—	—	—

Noncontrolling interests dividends	(33)		—	—	—	—	—	(33)

Balance, March 31, 2011	$2,027,986		200,258,115	$2,003	$1,233,914	$731,566	$52,000	$8,503

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2011
Net Income (Loss)	$25,839	$74,619
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(19,558)	22,478

Total Other Comprehensive Income (Loss)	(19,558)	22,478

Comprehensive Income (Loss)	6,281	97,097
Comprehensive (Loss) Income Attributable to Noncontrolling Interests	193	1,119

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$6,088	$95,978

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2010	2011
Cash Flows from Operating Activities:
Net income (loss)	$25,839	$74,619
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	76,430	79,466
Amortization (includes deferred financing costs and bond discount of $1,321 and $1,426, respectively)	10,675	11,113
Stock-based compensation expense	4,727	5,033
Provision for deferred income taxes	(7,946)	(4,639)
Gain on early extinguishment of debt	—	(850)
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,053)	723
Foreign currency transactions and other, net	17,467	(8,792)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	7,976	(26,033)
Prepaid expenses and other current assets	(6,434)	12,800
Accounts payable	(15,693)	(7,760)
Accrued expenses, deferred revenue and other current liabilities	9,875	(17,400)
Other assets and long-term liabilities	9,304	1,057

Cash Flows from Operating Activities	131,167	119,337
Cash Flows from Investing Activities:
Capital expenditures	(81,948)	(61,507)
Cash paid for acquisitions, net of cash acquired	(118,340)	(34,705)
Additions to customer relationship and acquisition costs	(2,429)	(2,893)
Investment in restricted cash	(35,102)	(2)
Proceeds from sales of property and equipment and other, net	4,275	116

Cash Flows from Investing Activities	(233,544)	(98,991)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(19,001)	(429,081)
Proceeds from revolving credit and term loan facilities and other debt	7,118	607,997
Early retirement of senior subordinated notes	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(96)	131
Stock repurchases	(9,636)	(10,970)
Parent cash dividends	—	(37,514)
Proceeds from exercise of stock options and employee stock purchase plan	3,850	9,164
Excess tax benefits from stock-based compensation	613	1,017
Payment of debt financing costs	(3)	—

Cash Flows from Financing Activities	(17,155)	(90,511)
Effect of Exchange Rates on Cash and Cash Equivalents	(1,702)	1,289

(Decrease) Increase in Cash and Cash Equivalents	(121,234)	(68,876)
Cash and Cash Equivalents, Beginning of Period	446,656	258,693

Cash and Cash Equivalents, End of Period	$325,422	$189,817

Supplemental Information:
Cash Paid for Interest	$73,712	$65,008

Cash Paid for Income Taxes	$9,210	$20,575

Non-Cash Investing and Financing Activities:
Capital Leases	$13,395	$6,039

Accrued Capital Expenditures	$29,202	$21,095

Dividends Payable	$12,720	$37,601

Unsettled Purchases of Parent Common Stock	$1,120	$—

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

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2010 included in our Annual Report on Form 10-K filed on March 1, 2011.

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,105 and $35,107 as of December 31, 2010 and March 31, 2011, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

  c.    Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $5,265 and a net gain of $3,025 for the three months ended March 31, 2010 and 2011, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in the Worldwide Digital Business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess the Worldwide Digital Business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects as is more fully discussed at Note 2.p.; and (4) the sale of the domain name management product line of our Worldwide Digital Business reporting unit as is more fully discussed at Note 10. As a result of the review, we recorded a provisional goodwill impairment charge associated with our Worldwide Digital Business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. We finalized this estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28,785, for a total goodwill impairment charge of $283,785. We performed our most recent annual goodwill impairment review as of October 1, 2010 and noted no additional impairment of goodwill. As of December 31, 2010 and March 31, 2011, no factors were identified that would alter our October 1, 2010 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia/New Zealand; Worldwide Digital Business; Joint Ventures (which includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures"); and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, the (1) United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding Joint Ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,734,974, $440,920, $29,787 and $67,138 for

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

North America, Europe, Latin America and Australia/New Zealand, respectively. Our Joint Ventures and BPM reporting units have no goodwill as of December 31, 2010 and March 31, 2011, respectively. Our Worldwide Digital Business reporting unit goodwill was written down to $51,145 as of December 31, 2010 as a result of the charges previously discussed above. As of March 31, 2011, the carrying value of goodwill, net amounted to $1,743,165, $487,450, $29,846, $67,658 and $51,145 for North America, Europe, Latin America, Australia/New Zealand and Worldwide Digital Business, respectively.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2011 is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business(1)	Total Consolidated
Balance as of December 31, 2010	$1,734,974	$537,845	$51,145	$2,323,964
Deductible goodwill acquired during the year	1,810	—	—	1,810
Non-deductible goodwill acquired during the year	—	25,477	—	25,477
Fair value and other adjustments(2)	75	(1,459)	—	(1,384)
Currency effects	6,306	23,091	—	29,397

Balance as of March 31, 2011	$1,743,165	$584,954	$51,145	$2,379,264

(1)
Amount is net of a goodwill impairment charge associated with our Worldwide Digital Business which was recorded in the year ended December 31, 2010 of $283,785.

(2)
Fair value and other adjustments primarily include $1,442 of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $58 of cash paid related to prior years' acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at March 31, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$660,562	$(183,807)	$476,755
Core Technology(1)	54,261	(33,554)	20,707
Trademarks and Non-Compete Agreements(1)	6,341	(5,263)	1,078
Deferred Financing Costs	46,944	(20,034)	26,910

Total	$768,108	$(242,658)	$525,450

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

  e.    Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three months ended March 31, 2010 and 2011 was $4,727 ($3,700 after tax or $0.02 per basic and diluted share) and $5,033 ($3,164 after tax or $0.02 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock Based Awards of approximately $42 and $4,685, respectively, for the three months ended March 31, 2010 and approximately $461 and $4,572, respectively, for the three months ended March 31, 2011 is included in cost of sales (excluding depreciation and amortization) and selling, general and administrative expenses in the accompanying consolidated statements of operations.

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $613 and $1,017 for the three months ended March 31, 2010 and 2011, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Beginning in 2007, certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

employment is terminated. As of March 31, 2011, ten-year vesting options represent 7.4% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is terminated. As of March 31, 2011, three-year vesting options represent 7.3% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the three months ended March 31, 2010 and 2011 was $8.61 and $7.34 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumptions	2010	2011
Expected volatility	32.6%	33.4%
Risk-free interest rate	2.65%	2.51%
Expected dividend yield	1%	3%
Expected life of option	6.4 years	6.3 years

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

        A summary of option activity for the three months ended March 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2010	12,140,560	$24.30
Granted	890,404	28.11
Exercised	(576,046)	17.77
Forfeited	(204,528)	26.25
Expired	(75,084)	28.48

Outstanding at March 31, 2011	12,175,306	$24.83	7.15	$79,669

Options exercisable at March 31, 2011	5,888,502	$23.61	5.82	$45,937

Options expected to vest	5,703,024	$25.98	8.39	$30,539

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2010 and 2011:

	Three Months Ended March 31,
	2010	2011
Aggregate intrinsic value of stock options exercised	$3,503	$6,047

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three-to- five year vesting period. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the exercise price (which is typically zero).

        A summary of restricted stock and RSUs activity for the three months ended March 31, 2011 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2010	168,221	$22.53
Granted	283,977	28.11
Vested	—	—
Forfeited	(7,642)	20.93

Non-vested at March 31, 2011	444,556	$26.12

        No restricted stock or RSUs vested during the three months ended March 31, 2010 and 2011, respectively.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned will be determined based on the Company's performance against predefined targets of calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs, which is determined by dividing the economic value approved by our compensation committee for each award by the fair market value of our common stock at the date of grant. The number of PUs earned will be determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to vesting, three years from the date of the original grant. Additionally, employees that are employed through the one year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (a) achievement of the retirement criteria, which

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

such achievement may occur as early as one year after the date of grant or (b) a maximum of three years.

        In March 2011, we issued 125,445 PUs. During the one-year performance period, we will forecast the likelihood of achieving the annual revenue growth and ROIC predefined targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The performance unit liability is re-measured at each fiscal quarter-end during the vesting period using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. As of March 31, 2011, we expected 100% achievement of the predefined revenue and ROIC targets and the closing market price of our common stock was $31.23.

        A summary of PU activity for the three months ended March 31, 2011 is as follows:

PUs
Non-vested at December 31, 2010	—
Granted	125,445
Vested	—
Forfeited	—

Non-vested at March 31, 2011	125,445

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. In the three months ended March 31, 2010 and 2011, there were no offering periods which

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

ended under the ESPP and no shares were issued. The number of shares available for purchase under the ESPP at March 31, 2011 was 554,320.

        As of March 31, 2011, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $63,440 and is expected to be recognized over a weighted-average period of 3.4 years.

        We generally issue shares for the exercises of stock options, restricted stock, RSUs, PUs and shares under our ESPP from unissued reserved shares.

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

        The following table presents the calculation of basic and diluted net income (loss) per share attributable to Iron Mountain Incorporated:

	Three Months Ended March 31,
	2010	2011
Net income (loss) attributable to Iron Mountain Incorporated	$25,566	$73,460

Weighted-average shares—basic	203,581,000	200,228,000
Effect of dilutive potential stock options	1,124,283	995,149
Effect of dilutive potential restricted stock, RSUs and PUs	90	27,659

Weighted-average shares—diluted	204,705,373	201,250,808

Net income (loss) per share attributable to Iron Mountain Incorporated—basic	$0.13	$0.37

Net income (loss) per share attributable to Iron Mountain Incorporated—diluted	$0.12	$0.37

Antidilutive stock options, RSUs and PUs, excluded from the calculation	8,402,273	8,701,049

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts, including maintenance and support contracts, for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when shipped to the customer and title has passed to the customer. Revenues from sales of software licenses are recognized at the time of product delivery to our customer or reseller, and revenue from maintenance and support agreements are recognized ratably over the term of the agreement. Revenues from the sales of products have historically not been significant. Revenues from software license sales and maintenance and support accounted for less than 1% of our annual 2010 and first quarter of 2011 consolidated revenues. In certain instances, we process and host data for customers. In these instances, the processing fees are deferred and recognized over the estimated service period.

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

  i.    Income Taxes

        Our effective tax rates for the three months ended March 31, 2010 and 2011 were 61.6% and 17.3%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which contributed 19.8% to the 2010 effective tax rate. During the three months ended March 31, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate by 13.7%. In addition, the recognition of certain previously unrecognized tax benefits due to settlements with tax authorities in various jurisdictions reduced the 2011 tax rate by 2.2%. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        There were no material changes related to uncertain tax positions during the three months ended March 31, 2011, other than as described above. We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $1,172 and a reduction of $609 for gross interest and penalties for the three months ended March 31, 2010 and 2011, respectively. We had $11,610 and $11,001 accrued for the payment of interest and penalties as of December 31, 2010 and March 31, 2011, respectively.

  j.    Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2010 and March 31, 2011 relate to cash and cash equivalents and restricted cash held on deposit with seven and nine, respectively, global banks and four and three, respectively, "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

of December 31, 2010 and March 31, 2011, our cash and cash equivalents and restricted cash balance was $293,798 and $224,924, respectively, including money market funds and time deposits amounting to $241,151 and $190,659, respectively. A substantial portion of these money market funds are invested in U.S. treasuries.

  k.    Fair Value Measurements

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and March 31, 2011, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at March 31, 2011 Using
Description	Total Carrying Value at March 31, 2011	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$106,651	$—		$106,651		$—
Time Deposits(1)	84,008	—		84,008		—
Trading Securities	9,574	8,619	(2)	955	(1)	—
Derivative Assets(3)	100	—		100		—
Derivative Liabilities(3)	1,336	—		1,336		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2011.

  l.    New Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (the "FASB") issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the FASB Accounting Standards Codification™ (the "Codification") apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative-selling-price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence; and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

opposed to the criteria applicable to software revenue recognition. Both updates became effective for us beginning on January 1, 2011 and apply prospectively to new or materially modified revenue arrangements after January 1, 2011. Adoption did not have a material impact on our consolidated financial statements or results of operations.

  m.    Use of Estimates

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

  n.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2010 and March 31, 2011, respectively.

  o.    Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended March 31,
	2010	2011
Foreign currency transaction losses (gains), net	$5,265	$(3,025)
Debt extinguishment expense (income), net	—	(850)
Other, net	3,554	(5,010)

	$8,819	$(8,885)

  p.    Property, Plant and Equipment

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the quarters ended September 30, 2010 and March 31, 2011, we wrote off approximately $4,900 (primarily in our Worldwide Digital Business segment) and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

approximately $1,200 (primarily in our International Physical segment), respectively, of previously deferred software costs, which were comprised of primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

  q.    Reclassifications

        In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by $7,066 and increase service revenues by a corresponding amount for the three months ended March 31, 2010. There was no change in total consolidated reported revenues.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to naturally hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2010 and March 31, 2011, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of March 31, 2011, we had an outstanding forward contract to purchase $199,545 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with Iron Mountain Europe (Group) Limited, or IME. Additionally, in the fourth quarter of 2010, we entered into a forward contract to hedge our exposures in Australian dollars. As of March 31, 2011, we had an outstanding forward contract to purchase 54,745 Euros and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three months ended March 31, 2010 and 2011, there were $10,952 in net cash receipts and $3,625 in net cash disbursements, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2010 and March 31, 2011 and their gains and losses for the three months ended March 31, 2010 and 2011:

	Asset Derivatives
	December 31, 2010		March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$2,500	Current assets	$100

Total		$2,500		$100

	Liability Derivatives
	December 31, 2010		March 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current liabilities	$2,440	Current liabilities	$1,336

Total		$2,440		$1,336

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2011
Foreign exchange contracts	Other (income) expense, net	$(5,504)	$4,921

Total		$(5,504)	$4,921

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2010 and 2011, we designated on average 81,000 and 75,667 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $6,861 ($4,288, net of tax) and foreign exchange losses of $6,300 ($3,938, net of tax) for the three months ended March 31, 2010 and 2011, respectively, related to the change in fair

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of March 31, 2011, net gains of $4,041 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended March 31, 2011 are not presented due to the insignificant impact of the 2011 acquisitions on our consolidated results of operations.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of $69,500, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement require a second payment based upon the audited financial results of the joint venture for the period April 1, 2010 through March 31, 2011. This payment is based upon a formula defined in the purchase and sale agreement and is expected to be paid in the second quarter of 2011. Our current estimate of the second payment is approximately $32,000. Additionally, the purchase and sale agreement provides for the payment of up to a maximum of $2,500 of contingent consideration to be paid in July 2012 based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774 and the fair value of such interest on the date of the acquisition of the additional 80% interest was approximately $10,425 and resulted in a gain being recorded on the date of the transaction to other (income) expense, net of approximately $4,651 during the first quarter of 2011. The fair value of our previously held equity interest was derived by taking the total estimated consideration for the 80% equity interest purchased and reducing it by a factor of 40%, which represents managements estimate of the control premium paid, in order to derive the fair value of $10,425 for the 20% noncontrolling equity interest which we previously held. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the shareholders that will receive proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members, will receive approximately 24% of the purchase price that we pay in connection with this transaction.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions through March 31, 2011 is as follows:

Cash Paid (gross of cash acquired)(1)	$39,971
Contingent Consideration	34,500
Fair Value of Previously Held Equity Interest	10,425

Total Consideration	84,896
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	7,932
Property, Plant and Equipment(2)	5,717
Customer Relationship Assets(3)	59,100
Other Assets	653
Liabilities Assumed(4)	(15,793)

Total Fair Value of Identifiable Net Assets Acquired	57,609

Recorded Goodwill	$27,287

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the three months ended March 31, 2010 and 2011 are contingent and other payments of $7,082 and $58, respectively, related to acquisitions made in previous years.

(2)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions to date in 2011 were 20 years.

(4)
Consists primarily of accounts payable, accrued expenses, deferred revenue and deferred income taxes.

        Allocations of the purchase price for acquisitions in 2011 were based on estimates of the fair value of net assets acquired and are subject to adjustment. The purchase price allocations described above are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), racking and deferred income taxes (including taxes payable, tax reserves and valuation allowances). We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2010		March 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$—	$—	$192,000	$192,000
Term Loan Facility(1)	396,200	396,200	395,175	395,175
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	232,530	234,855	241,253	243,665
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	233,234	231,683	—	—
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,529	321,592	317,653	320,992
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,306	182,099	180,294	187,506
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	209,625	200,000	209,500
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,777	53,756	49,784	49,542
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	338,129	337,631	359,336	355,902
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	316,313	300,000	316,125
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,174	589,188	548,217	594,000
Real Estate Mortgages, Capital Leases and Other(5)	218,576	218,576	221,967	221,967

Total Long-term Debt	3,009,455		3,005,679
Less Current Portion	(96,990)		(44,799)

Long-term Debt, Net of Current Portion	$2,912,465		$2,960,880

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2010 and March 31, 2011, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2010 and March 31, 2011, respectively.

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

(4)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

(5)
We believe the fair value of this debt approximates its carrying value.

        Our credit facility consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 (the "Credit Agreement") governing these facilities, up to an aggregate amount of $765,000 (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410,000 term loan facility (which is also governed by our Credit Agreement). Our revolving credit facilities are supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian dollar revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. Our revolving credit facilities terminate on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1,000 are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. We expect to refinance our Credit Agreement in 2011. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2011, we had $192,000 of outstanding borrowings under the revolving credit facilities, all of which were denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2,481. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facilities on March 31, 2011, was $570,519. The interest rates in effect under the revolving credit facilities and the term loan facility were 3.4% and 1.8% as of March 31, 2011, respectively. For the three months ended March 31, 2010 and 2011, we recorded commitment fees of $567 and $481, respectively, based on the unused balances under our revolving credit facilities.

        In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of the 7 3/4% notes at a redemption price of $1,000 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.0 as of December 31, 2010 and March 31, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.6 as of December 31, 2010 and March 31, 2011, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating Company on the equity method of accounting as of December 31, 2010 and March 31, 2011 and for the three months ended March 31, 2010 and 2011.

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
Commitments and Contingencies (See Note 8)
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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$1,098	$54,380	$38,734	$95,605	$—	$189,817
Restricted Cash	35,107	—	—	—	—	35,107
Accounts Receivable	—	388,690	44,264	177,195	—	610,149
Intercompany Receivable	1,344,782	—	11,589	—	(1,356,371)	—
Other Current Assets	101	138,769	6,857	37,802	—	183,529

Total Current Assets	1,381,088	581,839	101,444	310,602	(1,356,371)	1,018,602
Property, Plant and Equipment, Net	—	1,540,858	212,324	773,482	—	2,526,664
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,968,538	601,007	—	—	(2,569,545)	—
Investment in Subsidiaries	1,324,084	1,057,816	—	—	(2,381,900)	—
Goodwill	—	1,563,468	209,208	606,588	—	2,379,264
Other	24,683	279,993	13,619	227,391	(114)	545,572

Total Other Assets, Net	3,317,305	3,502,284	222,827	833,979	(4,951,559)	2,924,836

Total Assets	$4,698,393	$5,624,981	$536,595	$1,918,063	$(6,307,930)	$6,470,102

Liabilities and Equity
Intercompany Payable	$—	$1,300,139	$—	$56,232	$(1,356,371)	$—
Current Portion of Long-term Debt	4,724	21,624	2,713	15,738	—	44,799
Total Other Current Liabilities	82,008	432,094	33,656	215,390	—	763,148
Long-term Debt, Net of Current Portion	2,587,318	69,086	196,371	108,105	—	2,960,880
Long-term Notes Payable to Affiliates and Intercompany Payable	1,007	1,968,538	—	600,000	(2,569,545)	—
Other Long-term Liabilities	3,853	526,870	33,529	109,151	(114)	673,289
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,019,483	1,306,630	270,326	804,944	(2,381,900)	2,019,483
Noncontrolling Interests	—	—	—	8,503	—	8,503

Total Equity	2,019,483	1,306,630	270,326	813,447	(2,381,900)	2,027,986

Total Liabilities and Equity	$4,698,393	$5,624,981	$536,595	$1,918,063	$(6,307,930)	$6,470,102

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$310,147	$26,901	$91,134	$—	$428,182
Service	—	227,030	28,219	93,075	—	348,324

Total Revenues	—	537,177	55,120	184,209	—	776,506
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	209,576	21,792	93,864	—	325,232
Selling, General and Administrative	27	171,186	8,793	53,846	—	233,852
Depreciation and Amortization	56	59,530	4,595	21,603	—	85,784
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,085)	(26)	58	—	(1,053)

Total Operating Expenses	83	439,207	35,154	169,371	—	643,815

Operating (Loss) Income	(83)	97,970	19,966	14,838	—	132,691
Interest Expense (Income), Net	49,990	(7,997)	11,075	3,494	—	56,562
Other Expense (Income), Net	(32,682)	25	2	41,474	—	8,819

(Loss) Income Before Provision (Benefit) for Income Taxes	(17,391)	105,942	8,889	(30,130)	—	67,310
Provision (Benefit) for Income Taxes	—	37,248	2,984	1,239	—	41,471
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(42,957)	26,597	—	—	16,360	—

Net Income (Loss)	25,566	42,097	5,905	(31,369)	(16,360)	25,839
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	273	—	273

Net Income (Loss) Attributable to Iron Mountain Incorporated	$25,566	$42,097	$5,905	$(31,642)	$(16,360)	$25,566

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$314,964	$30,115	$105,070	$—	$450,149
Service	—	223,340	28,934	96,531	—	348,805

Total Revenues	—	538,304	59,049	201,601	—	798,954
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	209,102	23,732	98,952	—	331,786
Selling, General and Administrative	134	172,547	10,161	62,757	—	245,599
Depreciation and Amortization	40	56,988	5,105	27,020	—	89,153
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(461)	(10)	1,194	—	723

Total Operating Expenses	174	438,176	38,988	189,923	—	667,261

Operating (Loss) Income	(174)	100,128	20,061	11,678	—	131,693
Interest Expense (Income), Net	43,186	(18,700)	10,167	15,738	—	50,391
Other Expense (Income), Net	30,828	(577)	(47)	(39,089)	—	(8,885)

(Loss) Income Before Provision (Benefit) for Income Taxes	(74,188)	119,405	9,941	35,029	—	90,187
Provision (Benefit) for Income Taxes	—	5,794	7,572	2,202		15,568
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(147,648)	(32,684)	—	—	180,332	—

Net Income (Loss)	73,460	146,295	2,369	32,827	(180,332)	74,619
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,159	—	1,159

Net Income (Loss) Attributable to Iron Mountain Incorporated	$73,460	$146,295	$2,369	$31,668	$(180,332)	$73,460

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities	$(53,891)	$151,022	$5,183	$17,023	$—	$119,337
Cash Flows from Investing Activities: Capital expenditures	—	(41,143)	(2,262)	(18,102)	—	(61,507)
Cash paid for acquisitions, net of cash acquired	—	(4,971)	(58)	(29,676)	—	(34,705)
Intercompany loans to subsidiaries	132,655	(24,524)	—	—	(108,131)	—
Investment in subsidiaries	(1,000)	(1,000)	—	—	2,000	—
Investment in restricted cash	(2)	—	—	—	—	(2)
Additions to customer relationship and acquisition costs	—	(2,095)	(121)	(677)	—	(2,893)
Proceeds from sales of property and equipment and other, net	—	119	10	(13)	—	116

Cash Flows from Investing Activities	131,653	(73,614)	(2,431)	(48,468)	(106,131)	(98,991)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(361,015)	(10,435)	(735)	(56,896)	—	(429,081)
Proceeds from revolving credit and term loan facilities and other debt	540,000	—	—	67,997	—	607,997
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	131	—	131
Intercompany loans from parent	—	(135,177)	(2,067)	29,113	108,131	—
Equity contribution from parent	—	1,000	—	1,000	(2,000)	—
Stock repurchases	(10,970)	—	—	—	—	(10,970)
Parent cash dividends	(37,514)	—	—	—	—	(37,514)
Proceeds from exercise of stock options and employee stock purchase plan	9,164	—	—	—	—	9,164
Excess tax benefits from stock-based compensation	1,017	—	—	—	—	1,017

Cash Flows from Financing Activities	(90,573)	(144,612)	(2,802)	41,345	106,131	(90,511)
Effect of exchange rates on cash and cash equivalents	—	—	1,132	157	—	1,289

Increase (Decrease) in cash and cash equivalents	(12,811)	(67,204)	1,082	10,057	—	(68,876)
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$1,098	$54,380	$38,734	$95,605	$—	$189,817

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

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection and Destruction (in the U.K. and Ireland).

  •
  Latin America—information management services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy, Data Protection and Destruction.

  •
  Asia Pacific—information management services throughout Australia and New Zealand, including Hard Copy, Data Protection and Destruction and in certain cities in India, Singapore, Hong Kong-SAR and China, including Hard Copy and Data Protection.

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

        The Latin America, Asia Pacific and Europe operating segments have been aggregated given their similar economic characteristics, products, customers and processes and reported as one reportable segment, "International Physical Business." The Worldwide Digital Business operating segment does not meet the quantitative criteria for a reportable segment; however, management determined that it would disclose such information on a voluntary basis.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Worldwide Digital Business	Corporate	Total Consolidated
Three Months Ended March 31, 2010
Total Revenues	$540,486	$179,433	$56,587	$—	$776,506
Depreciation and Amortization	45,531	21,226	9,810	9,217	85,784
Depreciation	42,672	17,738	6,859	9,161	76,430
Amortization	2,859	3,488	2,951	56	9,354
Adjusted OIBDA	221,814	34,116	7,101	(45,609)	217,422
Total Assets(1)	4,419,865	1,633,843	525,717	159,254	6,738,679
Expenditures for Segment Assets	36,624	40,598	114,762	10,733	202,717
Capital Expenditures	33,112	34,599	3,504	10,733	81,948
Cash Paid for Acquisitions, Net of Cash acquired	1,970	5,112	111,258	—	118,340
Additions to Customer Relationship and Acquisition Costs	1,542	887	—	—	2,429
Three Months Ended March 31, 2011
Total Revenues	547,857	197,191	53,906	—	798,954
Depreciation and Amortization	45,358	26,592	7,877	9,326	89,153
Depreciation	42,395	22,550	5,235	9,286	79,466
Amortization	2,963	4,042	2,642	40	9,687
Adjusted OIBDA	224,589	37,601	8,848	(49,469)	221,569
Total Assets(1)	4,277,287	1,839,207	198,755	154,853	6,470,102
Expenditures for Segment Assets	36,042	47,908	9,123	6,032	99,105
Capital Expenditures	28,777	17,575	9,123	6,032	61,507
Cash Paid for Acquisitions, Net of Cash acquired	5,029	29,676	—	—	34,705
Additions to Customer Relationship and Acquisition Costs	2,236	657	—	—	2,893

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2010	2011
Adjusted OIBDA	$217,422	$221,569
Less: Depreciation and Amortization	85,784	89,153
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	(1,053)	723
Interest Expense, Net	56,562	50,391
Other Expense (Income), Net	8,819	(8,885)

Income before Provision (Benefit) for Income Taxes	$67,310	$90,187

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

c.
Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received an additional $5,900 payment from our insurance carriers in the first quarter of 2011. Such amount represents a portion of our expense claims filed with our insurance carriers and has been included in cash flows from operating activities. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. We have recorded gains on the disposal/writedown of property, plant and equipment, net in our statement of operations of approximately $10,200 for the year ended December 31, 2010 of which $9,368 was recorded in the third quarter of 2010 and the balance in the fourth quarter of 2010. Proceeds from our business personal property claims are reflected in our statement of cash flows under proceeds from sales of property and equipment and other, net included in the investing activities section when received.

d.
Brazilian Litigation

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 2,000 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. The parties participated in a preliminary hearing in December 2010. An additional hearing was scheduled to take place in May 2011, but has been stayed until August 2011, pending the outcome of settlement negotiations between the parties. If we are unable to reach a settlement, we intend to defend this case vigorously. While we are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

e.
Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the US District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that our Connected® backup technology infringes certain U.S. patents owned by the plaintiff and seeks damages equal to 10% of our Connected revenue from 2005 through 2010, or approximately $26,000, and future royalties. In November 2010, we filed a motion to dismiss for misjoinder, or, in the alternative, to sever and transfer claims to the US District Court for the District of Massachusetts. In December 2010,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

Oasis Research, LLC filed a response opposing our motions. The court has not ruled on any outstanding motions. A final pre-trial conference has been scheduled for October 12, 2012. We expect the court to establish a trial date during the pre-trial conference. Although we are unable to predict the final outcome of this matter at this time, we believe we have meritorious defenses and intend to defend this case vigorously. We do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

(9) Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock and in October 2010, our board of directors authorized up to an additional $200,000 of such purchases, for a total of $350,000. As of March 31, 2011, we had $227,569 remaining under our existing previously approved share repurchase program. In May 2011, our board of directors authorized up to an additional $850,000 of such purchases, for a total of $1,200,000. After this new authorization, we had a remaining amount available for repurchase under our share repurchase program of $1,077,569, which represents approximately 17% in the aggregate of our outstanding common stock based on the closing price on May 3, 2011. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250,000 of our common stock. The price of the shares repurchased may be different under each such repurchase agreement and in each case will be determined based on a discount to certain volume weighted average trading prices of our common stock over a period of up to three months. The $250,000 of aggregate payments under both repurchase agreements will be funded with borrowings under our revolving credit facility.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2010 and in the first quarter of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 25, 2010	$0.0625	March 25, 2010	$12,720	April 15, 2010
June 4, 2010	0.0625	June 25, 2010	12,641	July 15, 2010
September 15, 2010	0.0625	September 28, 2010	12,532	October 15, 2010
December 13, 2010	0.1875	December 27, 2010	37,514	January 14, 2011
March 15, 2011	0.1875	March 25, 2011	37,601	April 15, 2011

        On March 23, 2011, our board of directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of our common stock held by stockholders of record at the close of business on April 1, 2011. Each Right, once exercisable, entitles the registered holder to purchase one one-thousandth of a share of our preferred stock, designated as Series A Junior Participating Preferred Stock, par value $0.01 per share at a price of $120.00 per one one-thousandth of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters (Continued)

a share, subject to certain adjustments. No shares of Series A Junior Participating Preferred Stock are outstanding as of March 31, 2011. The Rights will expire upon the close of business on the earliest to occur of: (i) March 22, 2013, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the rights agreement governing the Rights and (iii) the date of our 2012 annual meeting of stockholders if requisite stockholder approval of the rights agreement is not obtained at such meeting.

(10) Divestiture

        In August 2010, we divested the domain name management product line of our Worldwide Digital Business for approximately $11,400 in cash at closing. The assets sold primarily consisted of customer contracts. Total revenues of this product line for the year ending December 31, 2009 and the seven months ending July 31, 2010 were approximately $6,300 and $3,500, respectively. We have concluded that the asset sale is not a discontinued operation and, therefore, have recorded a pretax gain on sale in other (income) expense, net of approximately $6,900 in the statement of operations in the third quarter of 2010. Approximately $4,800 of goodwill was allocated to this domain name management product line, utilizing the relative fair value approach. The estimated tax expense associated with this transaction of approximately $4,066 was recorded in 2010 in the provision for income taxes.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2011 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2011, included herein, and for the year ended December 31, 2010, included in our Annual Report on Form 10-K dated March 1, 2011.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our intent and ability to repurchase shares and pay dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the cost or potential liabilities associated with real estate necessary for our business; (6) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate; (8) in the various digital businesses in which we are engaged, our ability to keep up with rapid technological changes, evolving industry expectations and changing customer requirements or competition for customers; (9) the successful completion of our strategic alternative review process for the digital business; (10) claims that our technology violates the intellectual property rights of a third party; (11) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (12) the impact of alternative, more attractive investments on dividends or stock repurchases; (13) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (14) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 1, 2011 and in this Quarterly Report on Form 10-Q. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the SEC.

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

        Adjusted OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating or net income (loss) or cash flows from operating activities (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income (Loss) and Net Income (Loss) (in thousands):

	Three Months Ended March 31,
	2010	2011
Adjusted OIBDA	$217,422	$221,569
Less: Depreciation and Amortization	85,784	89,153
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,053)	723

Operating Income (Loss)	132,691	131,693
Less: Interest Expense, Net	56,562	50,391
Other Expense (Income), Net	8,819	(8,885)
Provision (Benefit) for Income Taxes	41,471	15,568
Net (Loss) Income Attributable to Noncontrolling interests	273	1,159

Net Income Attributable to Iron Mountain Incorporated	$25,566	$73,460

Free Cash Flows before Acquisitions and Discretionary Investment ("FCF")

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

        FCF reconciled to Cash Flows from Operating Activities (in thousands):

	Three Months Ended March 31,
	2010	2011
Free Cash Flows before Acquisitions and Discretionary Investments	$54,091	$57,998
Add: Capital Expenditures (excluding real estate), net	74,647	58,446
Additions to Customer Acquisitions Costs	2,429	2,893

Cash Flows From Operating Activities	$131,167	$119,337

Cash Flows From Investing Activities	$(233,544)	$(98,991)

Cash Flows From Financing Activities	$(17,155)	$(90,511)

Adjusted Earnings per Share ("Adjusted EPS")

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

        Adjusted EPS—Fully Diluted reconciled to Reported EPS Fully Diluted:

	Three Months Ended March 31,
	2010	2011
Adjusted EPS—Fully Diluted	$0.21	$0.26
Less: (Gain) Loss on disposal/writedown of property, plant and equipment, net	(0.01)	—
Other (Income) Expense, net	0.04	(0.04)
Tax impact of reconciling items and discrete tax items	0.06	(0.08)
Noncontrolling Interests	—	0.01

Reported EPS—Fully Diluted	$0.12	$0.37

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K, and the consolidated financial statements and the notes included therein as filed with the SEC on March 1, 2011. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2010.

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with the fiscal year-end of Iron Mountain Incorporated ("IMI"), which is December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in a subsidiary's year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods prior to January 1, 2010, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial differences arising from the change.

Recent Accounting Pronouncements

        In October 2009, the Financial Accounting Standards Board (the "FASB") issued amended guidance on multiple-deliverable revenue arrangements and software revenue recognition. The multiple-deliverable revenue arrangements updates to the FASB Accounting Standards Codification™ (the "Codification") apply to all deliverables in contractual arrangements in all industries in which a vendor will perform multiple revenue-generating activities. The change to the Codification creates a selling price hierarchy that an entity must use as evidence of fair value in separately accounting for all deliverables on a relative selling price basis which qualify for separation. The selling price hierarchy includes: (1) vendor-specific objective evidence; (2) third-party evidence; and (3) estimated selling price. Broadly speaking, this update to the Codification will result in the possibility for some entities to recognize revenue earlier and more closely align with the economics of certain revenue arrangements if the other criteria for separation (e.g. standalone value to the customer) are met. The software revenue recognition guidance was issued to address factors that entities should consider when determining whether the software and non-software components of a product function together to deliver the product's essential functionality. The software revenue recognition updates to the Codification will allow revenue arrangements in which software and non-software components deliver together a product's essential functionality to follow the multiple-deliverable revenue recognition criteria as opposed to the criteria applicable to software revenue recognition. Both updates became effective for us beginning on January 1, 2011 and apply prospectively to new or materially modified revenue arrangements after January 1, 2011. Adoption did not have a material impact on our consolidated financial statements or results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2011 within each section.

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, both physical and digital, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records including the addition of new records, temporary removal of records from storage, refiling of removed records, destruction of records, and permanent withdrawals from storage; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services including hybrid services, recurring project revenues and maintenance and support fees associated with software license sales. Our complementary services revenues include special project work, data restoration projects, fulfillment services, consulting services and product sales (including software licenses, specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by approximately $7.1 million and increase service revenues by a corresponding amount for the three months ended March 31, 2010. There was no change in total consolidated reported revenues and the changes were not material to internal revenue growth calculations.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage (Strengthening)/ Weakening of the U.S. dollar
	2010	2011
British pound sterling	$1.560	$1.602	2.7%
Canadian dollar	$0.961	$1.014	5.5%
Euro	$1.384	$1.368	(1.2)%

Results of Operations

Comparison of Three Months Ended March 31, 2011 to Three Months Ended March 31, 2010 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$776,506	$798,954	$22,448	2.9%
Operating Expenses	643,815	667,261	23,446	3.6%

Operating Income	132,691	131,693	(998)	(0.8)%
Other Expenses, Net	106,852	57,074	(49,778)	(46.6)%

Net Income	25,839	74,619	48,780	188.8%
Net Income Attributable to the Noncontrolling Interests	273	1,159	886	324.5%

Net Income Attributable to Iron Mountain Incorporated	$25,566	$73,460	$47,894	187.3%

Adjusted OIBDA(1)	$217,422	$221,569	$4,147	1.9%

Adjusted OIBDA Margin(1)	28.0%	27.7%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Goodwill Impairment, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$428,182	$450,149	$21,967	5.1%	4.1%	3.4%
Core Service	245,865	248,994	3,129	1.3%	(0.1)%	(0.8)%

Total Core Revenue	674,047	699,143	25,096	3.7%	2.6%	1.9%
Complementary Services	102,459	99,811	(2,648)	(2.6)%	(3.6)%	(5.1)%

Total Revenue	$776,506	$798,954	$22,448	2.9%	1.8%	1.0%

(1)
Constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $22.0 million, or 5.1%, to $450.1 million for the three months ended March 31, 2011, from $428.2 million for the three months ended March 31, 2010. The increase is attributable to internal revenue growth of 3.4% for the three months ended March 31, 2011. Foreign currency exchange rate fluctuations increased our storage revenue growth rate by approximately 1.0% for the three months ended March 31, 2011. Net acquisition/divestitures contributed 0.7% of the increase in reported storage revenues in the three months ended March 31, 2011 compared to the same period in 2010. Our storage growth rate in the first quarter of 2011 was driven by improved new sales in our North American records management physical business, as well as continued solid storage growth in the International physical business.

        Consolidated service revenues consisting of core service and complementary services increased $0.5 million, or 0.1%, to $348.8 million for the three months ended March 31, 2011, from $348.3 million for the three months ended March 31, 2010. Service revenue internal growth was negative 2.1% for the three months ended March 31, 2011, driven by negative complementary service revenue internal growth of 5.1% for the period and negative core service revenue internal growth of 0.8%. Complementary service revenues decreased in the three months ended March 31, 2011 compared to the same period in 2010 primarily due to declines in eDiscovery revenues due to reduced average matter size and lower pricing and lower special project revenues, partially offset by strong growth in hybrid services revenues and $3.0 million of additional revenue being generated from the sale of recycled paper due to increases in paper prices. Core service revenue internal growth in the three months ended March 31, 2011 was constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage and lower destruction activity. Favorable foreign currency exchange rate fluctuations for the three months ended March 31, 2011 compared to the same period in 2010 increased reported service revenues by 1.3%. Net acquisition/divestitures contributed 0.9% of the increase in reported service revenues in the three months ended March 31, 2011compared to the same period in 2010.

        For the reasons stated above, our consolidated revenues increased $22.4 million, or 2.9%, to $799.0 million for the three months ended March 31, 2011, from $776.5 million for the three months ended March 31, 2010. Internal revenue growth was 1.0% for the three months ended March 31, 2011. We calculate internal revenue growth in local currency for our international operations. For the three months ended March 31, 2011, foreign currency exchange rate fluctuations increased our consolidated revenues by 1.1%, primarily due to the strengthening of the British pound sterling and the Canadian dollar, offset by a weakening of the Euro, against the U.S. dollar, based on an analysis of weighted average exchange rates for the comparable periods. Net acquisition/divestitures contributed 0.9% of the increase in total reported revenues in the three months ended March 31, 2011 compared to the same period in 2010.

Internal Growth—Eight-Quarter Trend

	2009			2010				2011
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	6.6%	6.9%	4.7%	3.5%	3.3%	2.2%	2.1%	3.4%
Service Revenue	1.2%	(3.6)%	0.1%	4.4%	1.0%	1.7%	(0.2)%	(2.1)%
Total Revenue	4.1%	2.0%	2.6%	3.9%	2.2%	2.0%	1.1%	1.0%

        During the past eight quarters our storage internal growth rate has ranged between 2.1% and 6.9%. Our storage growth rate moderated in late 2009 and into 2010 due to the economic downturn, which resulted in lower pricing and longer new sales cycles in our digital business, reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management business, which were offset by new sales in international markets. Our storage growth rate in the first quarter of 2011 was driven by improved new sales in our North American records management business, as well as continued solid storage growth in the international markets. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, software licenses, and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service revenues reflects the following: (1) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services, beginning in late 2008; (3) declines in commodity prices for recycled paper and fuel, beginning in late 2008 and into 2009, but improving throughout 2010 into the first quarter of 2011; and (4) a large public sector contract in Europe that was completed in the third quarter of 2008.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended March 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$158,510	$158,434	$(76)	0.0%	(1.3)%	20.4%	19.8%	(0.6)%
Facilities	111,318	115,473	4,155	3.7%	2.6%	14.3%	14.5%	0.2%
Transportation	26,299	31,030	4,731	18.0%	16.6%	3.4%	3.9%	0.5%
Product Cost of Sales and Other	29,105	26,849	(2,256)	(7.8)%	(9.1)%	3.7%	3.4%	(0.3)%

	$325,232	$331,786	$6,554	2.0%	0.8%	41.9%	41.5%	(0.4)%

Labor

        Labor expense decreased to 19.8% of consolidated revenues in the three months ended March 31, 2011 compared to 20.4% in the comparable prior year period. For the three month period ended March 31, 2011, labor expense was unfavorably impacted by 1.3 percentage points due to currency rate changes. Excluding the effect of currency rate fluctuations, labor expense decreased by 1.3% during the three months ended March 31, 2011.

Facilities

        Facilities costs increased to 14.5% of consolidated revenues in the three months ended March 31, 2011 compared to 14.3% in the comparable prior year period. Facilities costs were unfavorably impacted by 1.1 percentage points of currency rate changes during the first quarter of 2011. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by 1.0% to $54.2 million for the first three months of 2011 compared to the first three months of 2010. Other facilities costs increased by approximately $2.3 million, in constant currency terms, for the three months ended March 31, 2011 compared to the three months ended March 31, 2010, primarily due to $2.8 million of costs related to certain facility consolidations in North America.

Transportation

        Transportation expenses were unfavorably impacted by 1.4 percentage points of currency rate changes during the first quarter of 2011. Transportation expenses increased by $4.4 million in constant currency terms during the three months ended March 31, 2011, compared to the same period in 2010. The increase in transportation costs was a result of increased courier subcontractor costs of $2.7 million and increased fuel costs of $1.3 million during the three months ended March 31, 2011, compared to the same period in 2010.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 1.3 percentage points of currency rate changes during the three months ended March 31, 2011. For the three months ended March 31, 2011, product cost of sales and other decreased by $2.3 million as compared to the prior year on an actual basis, due primarily to a $2.2 million reduction in costs due to a special project in 2010 that did not recur in 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended March 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$126,492	$128,425	$1,933	1.5%	0.6%	16.3%	16.1%	(0.2)%
Sales, Marketing & Account Management	65,091	75,278	10,187	15.7%	14.5%	8.4%	9.4%	1.0%
Information Technology	37,673	39,375	1,702	4.5%	3.8%	4.9%	4.9%	0.0%
Bad Debt Expense	4,596	2,521	(2,075)	(45.1)%	(45.9)%	0.6%	0.3%	(0.3)%

	$233,852	$245,599	$11,747	5.0%	4.1%	30.1%	30.7%	0.6%

General and Administrative

        General and administrative expenses decreased to 16.1% of consolidated revenues in the three months ended March 31, 2011 compared to 16.3% in the comparable prior year period. General and administrative expenses were unfavorably impacted by 0.9 percentage points of currency rate changes during the first quarter of 2011. In constant currency terms, general and administrative expenses increased by $0.7 million in the three months ended March 31, 2011 compared to the same period in 2010. The increase was primarily attributable to $3.7 million of advisory fees and other costs associated with our recent proxy contest, as well as, increased discretionary and other spending of $2.0 million, partially offset by a reduction in legal costs and professional fees of $3.6 million (related to project and cost saving initiatives).

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 1.2 percentage points of currency rate changes during the first quarter of 2011. In constant currency terms, the increase of $9.6 million in the three months ended March 31, 2011 is primarily related to increased compensation of $8.5 million primarily due to increased sales commissions and, to a lesser extent, merit increases and increased headcount, as well as, $1.2 million associated with various marketing programs and initiatives.

Information Technology

        Information technology expenses were unfavorably impacted by 0.7 percentage points of currency rate changes during the first quarter of 2011. In constant currency terms, information technology expenses increased $1.4 million during the three months ended March 31, 2011 due to increased compensation of $0.8 million.

Bad Debt Expense

        Consolidated bad debt expense for the three months ended March 31, 2011 decreased $2.1 million, or 45.1%, to $2.5 million (0.3% of consolidated revenues) compared to $4.6 million (0.6% of consolidated revenues) in the same period in 2010. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $3.0 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings primarily in our International Physical Business segment.

        Amortization expense increased $0.3 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets and intellectual property acquired through business combinations.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $0.7 million for the three months ended March 31, 2011 consisted primarily of $1.2 million of previously deferred software costs related to our International Physical Business segment associated with certain software development projects that were discontinued after implementation, offset by $0.5 million of gains related primarily to vehicle dispositions in North America. Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.1 million for the three months ended March 31, 2010, consisted primarily of a gain on the disposition of certain owned equipment of $2.1 million in North America, partially offset by impairment losses related to certain owned facilities in North America.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, consolidated operating income decreased $1.0 million, or (0.8)%, to $131.7 million (16.5% of consolidated revenues) for the three months ended March 31, 2011 from $132.7 million (17.1% of consolidated revenues) for the three months ended March 31, 2010. As a result of all the foregoing factors, consolidated Adjusted OIBDA increased $4.1 million, or 1.9%, to $221.6 million (27.7% of consolidated revenues) for the three months ended March 31, 2011 from $217.4 million (28.0% of consolidated revenues) for the three months ended March 31, 2010.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $6.2 million to $50.4 million (6.3% of consolidated revenues) for the three months ended March 31, 2011, from $56.6 million (7.3% of consolidated revenues) in the comparable prior year period, primarily due to the early retirement of $431.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes") during late 2010 and early 2011. Our weighted average interest rate was 6.6% and 6.9% at March 31, 2011 and 2010, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2010	2011
Foreign currency transaction losses (gains), net	$5,265	$(3,025)	$(8,290)
Debt extinguishment expense (income), net	—	(850)	(850)
Other, net	3,554	(5,010)	(8,564)

	$8,819	$(8,885)	$(17,704)

        Net foreign currency transaction gains of $3.0 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2011. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Euro, Russian ruble and Australian dollar, against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European and Australian subsidiaries, which were partially offset by losses as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds held by IMI.

        Net foreign currency transaction losses of $5.3 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, certain Latin American currencies and the Euro against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, which were partially offset by gains as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds held by IMI.

        We recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% notes. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed. Other, net in the three months ended March 31, 2011 consists primarily of a $4.7 million gain associated with the fair valuing of the 20% equity interest that we previously held associated with our Polish joint venture in connection with our acquisition of the remaining 80% interest in January, 2011.

        The $3.6 million included in other, net in the three months ended March 31, 2010 consists primarily of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME has operated with an October 31 fiscal year-end. Therefore, IME's financial results have historically been consolidated with IMI's results with a 2-month lag. In order to better align our European processes with the enterprise, effective January 1, 2010, the IME fiscal year-end was changed to December 31 to match our fiscal year-end.

Provision for Income Taxes

        Our effective tax rates for the three months ended March 31, 2010 and 2011 were 61.6% and 17.3%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which contributed 19.8% to the 2010 effective tax rate. During the three months ended March 31, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate by 13.7%. In addition, the recognition of certain previously unrecognized tax benefits due to settlements with tax authorities in various jurisdictions reduced the 2011 tax rate by 2.2%.

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

NET INCOME

        As a result of all the foregoing factors, consolidated net income for the three months ended March 31, 2011 increased $48.8 million, or 188.8%, to $74.6 million (9.3% of consolidated revenues) from net income of $25.8 million (3.3% of consolidated revenues) for the three months ended March 31, 2010. The impact of our effective tax rate for 2011, the reduction in interest expense, net foreign currency transaction gains and the gain associated with the acquisition of our Polish joint venture primarily contributed to the increase in net income. Net income attributable to noncontrolling interests was $1.2 million and $0.3 million for the three months ended March 31, 2011 and 2010, respectively, and resulted in a decrease to net income attributable to Iron Mountain Incorporated. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Physical Business

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$540,486	$547,857	$7,371	1.4%	0.8%	0.7%

Segment Adjusted OIBDA(1)	$221,814	$224,589	$2,775	1.3%	1.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.0%	41.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the three months ended March 31, 2011, revenue in our North American Business segment increased 1.4% over the three months ended March 31, 2010, primarily due to internal growth of 0.7%. Internal growth was due to storage internal growth of 1.9% related to increased new sales and fewer destructions, partially offset by negative total service internal growth of 0.9%. Our storage growth rate in the first quarter of 2011 was driven by improved new sales in our North American records management physical business. Our core services revenues were constrained by lower service and destruction activity, yielding negative internal growth of 0.8% for the quarter, while our complementary service revenue yielded negative internal growth of 1.2% as a result of a reduction in special project revenues compared to the prior year period. Additionally, favorable foreign currency rate changes related to the Canadian dollar resulted in increased 2011 revenue, as measured in U.S. dollars, of 0.6%. Adjusted OIBDA as a percentage of segment revenue was flat in the first quarter of 2011 compared to the first quarter of 2010 due mainly to increased revenue, primarily related to pricing increases, offset by increased sales commissions.

International Physical Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$179,433	$197,191	$17,758	9.9%	6.8%	4.1%

Segment Adjusted OIBDA(1)	$34,116	$37,601	$3,485	10.2%	7.5%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.0%	19.1%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 9.9% during the three months ended March 31, 2011 over the same period last year due to internal growth of 4.1%, as well as foreign currency fluctuations in 2011, primarily in Europe, which resulted in increased 2011 revenue, as measured in U.S. dollars, of approximately 3.2% as compared to 2010. Total internal revenue growth for the segment was supported by solid 6.1% storage internal growth and total service internal growth of 2.0%. Acquisitions contributed 2.6% of the increase in total reported international revenues in the three months ended March 31, 2011, primarily due to our acquisitions in Poland in the first quarter of 2011 and Greece in the second quarter of 2010. Adjusted OIBDA as a percentage of segment revenue was relatively flat in the three months ended March 31, 2011 primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management, offset by a $2.7 million of additional productivity investments.

Worldwide Digital Business

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$56,587	$53,906	$(2,681)	(4.7)%	(5.0)%	(6.4)%

Segment Adjusted OIBDA(1)	$7,101	$8,848	$1,747	24.6%	24.1%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	12.5%	16.4%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the three months ended March 31, 2011, revenue in our Worldwide Digital Business segment decreased 4.7% over the same period in 2010. This decrease was driven by reduced average matter size and lower pricing in our eDiscovery business. Mimosa Systems, Inc., which we acquired in February 2010, contributed $2.6 million in revenue during the three months ended March 31, 2011, compared to $1.9 million in the comparable prior year period. Adjusted OIBDA in the Worldwide Digital Business segment increased $1.7 million compared to the same period in 2010, primarily due to disciplined cost management and a reduction in professional fees of $1.3 million.

Corporate

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2010	2011
Segment Adjusted OIBDA(1)	$(45,609)	$(49,469)	$(3,860)	(8.5)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.9)%	(6.2)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) before provision (benefit) for income taxes.

        During the three months ended March 31, 2011, expenses in the Corporate segment increased 8.5% over the three months ended March 31, 2010, due primarily to a $3.7 million of advisory fees and other costs associated with our recent proxy contest.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2010	2011
Cash flows from operating activities	$131,167	$119,337
Cash flows from investing activities	(233,544)	(98,991)
Cash flows from financing activities	(17,155)	(90,511)
Cash and cash equivalents at the end of period	325,422	189,817

        Net cash provided by operating activities was $119.3 million for the three months ended March 31, 2011 compared to $131.2 million for the three months ended March 31, 2010. The 9.0% decrease resulted primarily from uses in working capital of $42.4 million over the same period last year and a decrease in realized foreign exchange gains of $14.6 million, partially offset by an increase in net income, excluding non-cash charges of $45.2 million. Uses of working capital are primarily related to increases in amounts paid for income taxes and reductions in cash collections from customers associated with accounts receivable in 2011 compared to 2010.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the three months ended March 31, 2011 amounted to $61.5 million, $34.7 million and $2.9 million, respectively. For the three months ended March 31, 2011, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $235.0 million in the year ending December 31, 2011. Included in our estimated capital expenditures for 2011 is approximately $15.0 million of real estate purchases.

        Net cash used in financing activities was $90.5 million for the three months ended March 31, 2011. During the three months ended March 31, 2011, we had net borrowings under our revolving credit and term loan facilities and other debt of $178.9 million, $9.2 million of proceeds from the exercise of stock options and $1.0 million of excess tax benefits from stock-based compensation. We used the proceeds from these financing transactions and cash on hand for the early retirement of the 7 3/4% notes of $231.3 million, to repurchase $11.0 million of our common stock and to pay dividends in the amount of $37.5 million on our common stock.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock and in October 2010, our board of directors authorized up to an additional $200.0 million of such purchases, for a total of $350.0 million. As of March 31, 2011, we had $227.6 million remaining under our existing previously approved share repurchase program. In May 2011, our board of directors authorized up to an additional $850.0 million of such purchases, for a total of $1.2 billion. After this new authorization, we had a remaining amount available for repurchase under our share repurchase program of $1.08 billion, which represents approximately 17% in the aggregate of our outstanding common stock based on the closing price on May 3, 2011. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250.0 million of our common stock. The price of the shares repurchased may be different under each such repurchase agreement and in each case will be determined based on a discount to certain volume weighted average trading prices of our common stock over a period of up to three months. The $250.0 million of aggregate payments under both repurchase agreements will be funded with borrowings under our revolving credit facility.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first three months of 2011:

	2011
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$238,532
Authorizations		—
Repurchases paid	384,169	(10,963)
Repurchases unsettled		—

Authorization remaining as of March 31,		$227,569	(2)

(1)
Amount excludes commissions paid associated with share repurchases.

(2)
In May 2011, our board of directors authorized up to an additional $850.0 million for our stock repurchase program, increasing our total authorizations from $350.0 million to $1.2 billion. The dollar amount shown in the table for authorizations remaining as of March 31 does not reflect this additional $850.0 million.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2010 and in the first quarter of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 25, 2010	$0.0625	March 25, 2010	$12,720	April 15, 2010
June 4, 2010	0.0625	June 25, 2010	12,641	July 15, 2010
September 15, 2010	0.0625	September 28, 2010	12,532	October 15, 2010
December 13, 2010	0.1875	December 27, 2010	37,514	January 14, 2011
March 15, 2011	0.1875	March 25, 2011	37,601	April 15, 2011

        We are committed to stockholder payouts of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders within the next 12 months through a combination of share buybacks, including pursuant to the prepaid variable share repurchase agreements we entered in May 2011, ongoing quarterly dividends and potential one-time dividends. We expect to fund these payouts with cash flows from operations and borrowings under existing and potentially additional debt instruments. With regard to our levels of indebtedness, we plan to operate around the mid-point of our target leverage ratio range of 3x—4x EBITDA (as defined in the Credit Agreement).

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. treasuries) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2011, relate to cash and cash equivalents and restricted cash held on deposit with nine global banks and three "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As of March 31, 2011, our cash and cash equivalents and restricted cash balance was $224.9 million, including money market funds and time deposits amounting to $190.7 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2011 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$192,000
Term Loan Facility(1)	395,175
7 1/4% GBP Senior Subordinated Notes due 2014(2)	241,253
6 5/8% Senior Subordinated Notes due 2016(2)	317,653
7 1/2% CAD Senior Subordinated Notes due 2017(the "Subsidiary Notes")(3)	180,294
8 3/4% Senior Subordinated Notes due 2018(2)	200,000
8% Senior Subordinated Notes due 2018(2)	49,784
6 3/4% Euro Senior Subordinated Notes due 2018(2)	359,336
8% Senior Subordinated Notes due 2020(2)	300,000
8 3/8% Senior Subordinated Notes due 2021(2)	548,217
Real Estate Mortgages, Capital Leases and Other	221,967

Total Long-term Debt	3,005,679
Less Current Portion	(44,799)

Long-term Debt, Net of Current Portion	$2,960,880

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors.

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

(3)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed on a senior subordinated basis by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

        Our credit facility consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement we entered into on April 16, 2007 (the "Credit Agreement") governing these facilities, up to an aggregate amount of $765.0 million (including Canadian dollar and multi-currency revolving credit facilities), and (ii) a $410.0 million term loan facility (which is also governed by our Credit Agreement). Our revolving credit facilities are supported by a group of 24 banks. Our subsidiaries, Canada Company and Iron Mountain Switzerland GmbH, may borrow directly under the Canadian dollar revolving credit and multi-currency revolving credit facilities, respectively. Additional subsidiary borrowers may be added under the multi-currency revolving credit facility. Our revolving credit facilities terminate on April 16, 2012. With respect to the term loan facility, quarterly loan payments of approximately $1.0 million are required through maturity on April 16, 2014, at which time the remaining outstanding principal balance of the term loan facility is due. We expect to refinance our Credit Agreement in 2011. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin. IMI guarantees the obligations of each of the subsidiary borrowers under the Credit Agreement, and substantially all of our U.S. subsidiaries guarantee the obligations of IMI and the subsidiary borrowers. The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. As of March 31, 2011, we had $192.0 million of outstanding borrowings under the revolving credit facilities, all of which were denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2.5 million. The remaining availability, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the revolving credit facilities on March 31, 2011, was $570.5 million. The interest rates in effect under the revolving credit facilities and the term loan facility were 3.4% and 1.8% as of March 31, 2011, respectively.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement and our indentures and other agreements governing our indebtedness. Our revolving credit and term loan facilities, as well as our indentures, use EBITDA-based calculations as primary measure of financial performance, including leverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.0 as of December 31, 2010 and March 31, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.6 as of December 31, 2010 and March 31, 2011, respectively, compared to a maximum allowable ratio of 6.5. Noncompliance with these leverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In January 2011, we redeemed the remaining $231.3 million aggregate principal amount outstanding of the 7 3/4% notes at a redemption price of $1,000 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $0.9 million in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

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

Net Operating Losses, Research Credits and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2020 through 2029 of $64.9 million ($22.7 million, tax effected) at March 31, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $15.6 million (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 75%. We have assets for foreign net operating losses of $38.1 million, with various expiration dates, subject to a valuation allowance of approximately 74%. Additionally, we have federal research credits of $2.2 million which begin to expire in 2022 through 2029 and state research credits of $1.1 million (net of federal tax benefit) which have no expiration date, subject to a valuation allowance of approximately 19%. We also have foreign tax credits of $58.5 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2011 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 2,000 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. The parties participated in a preliminary hearing in December 2010. An additional hearing was scheduled to take place in May 2011, but has been stayed until August 2011, pending the outcome of settlement negotiations between the parties. If we are unable to reach a settlement, we intend to defend this case vigorously. While we are unable to predict the final outcome of this matter at this time, we do not expect this lawsuit will have a material impact on our consolidated results of operations or financial condition.

Item 1A.    Risk Factors

        Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under "Forward Looking Statements" in this Quarterly Report on Form 10-Q, as well as in Part I—Item 1A under the heading "Risk Factors" and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K filed on March 1, 2011 and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of these risks actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.

        The information presented below updates and should be read in connection with the risk factors and information disclosed in the Annual Report on Form 10-K filed on March 1, 2011.

No Guaranty of Dividend Payments or Stock Repurchases

        Our board of directors has approved a share repurchase program and adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. In addition, on April 19, 2011, we announced our intention to make stockholder payouts of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders within the next 12 months through a combination of share repurchases, ongoing quarterly dividends and potential one-time dividends. Although we are committed to returning capital to stockholders, any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future, as well as the form and mix of such stockholder payouts, will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock in the case of share repurchases and our board of directors' continuing determination that share repurchases and the declaration of dividends are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to share repurchases and dividends. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and share repurchases subject to certain limitations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended March 31, 2011. The following table sets forth our common stock repurchased for the three months ended March 31, 2011:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4)(5) (In Thousands)
January 1, 2011 - January 31, 2011	—	$—	—	$238,532
February 1, 2011 - February 28, 2011	—	$—	—	$238,532
March 1, 2011 - March 31, 2011	384,169	$28.54	384,169	$227,569

Total	384,169	$28.54	384,169

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

(5)
In May 2011, our board of directors authorized up to an additional $850.0 million for our stock repurchase program, increasing our total authorizations from $350.0 million to $1.2 billion. The dollar amounts shown in the table do not reflect this additional $850.0 million.

Item 6.    Exhibits

(a)   Exhibits

Exhibit No.	Description
3.1	Certificate of Designations for Iron Mountain Incorporated Series A Junior Participating Preferred Stock, dated as of March 24, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 24, 2011.)
4.1
Rights Agreement, dated as of March 23, 2011, by and between Iron Mountain Incorporated and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the form of Right Certificate as Exhibit C to the Rights Agreement). (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 24, 2011.)
10.1	Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (Filed herewith.)
10.2	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (Filed herewith.)
10.3	Separation Agreement, dated April 20, 2011, by and between Iron Mountain Incorporated and Robert T. Brennan. (Filed herewith.)
10.4
Agreement, by and among Iron Mountain Incorporated, Elliott Associates, L.P. and Elliott International, L.P., dated April 18, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K, dated April 19, 2011.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 5, 2011	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)