Form 10-Q
period 2011-06-30
IRON MOUNTAIN INC
filed 2011-08-08
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

        Number of shares of the registrant's Common Stock at July 25, 2011: 203,145,012

IRON MOUNTAIN INCORPORATED

Index

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2010	June 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$258,693	$271,424
Restricted cash	35,105	35,108
Accounts receivable (less allowances of $21,545 and $23,258, respectively)	533,070	577,616
Deferred income taxes	37,565	51,702
Prepaid expenses and other	138,643	120,670
Assets of discontinued operations (see Note 10)	202,726	13,126

Total Current Assets	1,205,802	1,069,646
Property, Plant and Equipment:
Property, plant and equipment	4,178,652	4,298,306
Less—Accumulated depreciation	(1,702,825)	(1,820,107)

Property, Plant and Equipment, net	2,475,827	2,478,199
Other Assets, net:
Goodwill	2,282,137	2,358,129
Customer relationships and acquisition costs	387,779	450,108
Deferred financing costs	29,146	32,103
Other	29,042	22,514

Total Other Assets, net	2,728,104	2,862,854

Total Assets	$6,409,733	$6,410,699

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$96,603	$66,199
Accounts payable	145,089	133,633
Accrued expenses	385,056	422,402
Deferred revenue	173,676	172,816
Liabilities of discontinued operations (see Note 10)	57,222	3,342

Total Current Liabilities	857,646	798,392
Long-term Debt, net of current portion	2,912,465	2,866,920
Other Long-term Liabilities	86,605	85,732
Deferred Rent	95,860	95,709
Deferred Income Taxes	493,895	501,837
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,064,066 shares and 202,871,443 shares, respectively)	2,001	2,029
Additional paid-in capital	1,228,655	1,047,150
Retained earnings	695,707	933,626
Accumulated other comprehensive items, net	29,482	70,801

Total Iron Mountain Incorporated Stockholders' Equity	1,955,845	2,053,606

Noncontrolling Interests	7,417	8,503

Total Equity	1,963,262	2,062,109

Total Liabilities and Equity	$6,409,733	$6,410,699

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2010	2011
Revenues:
Storage (see Note 2.q.)	$398,131	$420,568
Service (see Note 2.q.)	326,652	342,321

Total Revenues	724,783	762,889
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	294,681	311,382
Selling, general and administrative	196,775	224,569
Depreciation and amortization	75,499	79,778
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(139)	(211)

Total Operating Expenses	566,816	615,518
Operating Income (Loss)	157,967	147,371
Interest Expense, Net (includes Interest Income of $368 and $493, respectively)	52,617	49,011
Other Expense (Income), Net	4,148	2,657

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	101,202	95,703
Provision (Benefit) for Income Taxes	52,274	30,173

Income (Loss) from Continuing Operations	48,928	65,530
Income (Loss) from Discontinued Operations (see Note 10), Net of Tax	(7,176)	(5,832)
Gain (Loss) on Sale of Discontinued Operations (see Note 10), Net of Tax	—	193,349

Net Income (Loss)	41,752	253,047
Less: Net Income (Loss) Attributable to Noncontrolling Interests	460	363

Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,292	$252,684

Earnings per Share—Basic:
Income (Loss) from Continuing Operations	$0.24	$0.32

Total Income (Loss) from Discontinued Operations	$(0.04)	$0.93

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.20	$1.25

Earnings per Share—Diluted:
Income (Loss) from Continuing Operations	$0.24	$0.32

Total Income (Loss) from Discontinued Operations	$(0.04)	$0.92

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.20	$1.24

Weighted Average Common Shares Outstanding—Basic	203,006	201,653

Weighted Average Common Shares Outstanding—Diluted	204,210	203,311

Dividends Declared per Common Share	$0.0625	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Revenues:
Storage (see Note 2.q.)	$796,378	$837,651
Service (see Note 2.q.)	653,985	675,530

Total Revenues	1,450,363	1,513,181
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	605,770	630,865
Selling, general and administrative	396,560	439,696
Depreciation and amortization	151,113	160,857
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,156)	512

Total Operating Expenses	1,152,287	1,231,930
Operating Income (Loss)	298,076	281,251
Interest Expense, Net (includes Interest Income of $790 and $1,044, respectively)	105,533	97,998
Other Expense (Income), Net	12,908	(6,296)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	179,635	189,549
Provision (Benefit) for Income Taxes	97,482	46,858

Income (Loss) from Continuing Operations	82,153	142,691
Income (Loss) from Discontinued Operations (see Note 10), Net of Tax	(14,562)	(8,374)
Gain (Loss) on Sale of Discontinued Operations (see Note 10), Net of Tax	—	193,349

Net Income (Loss)	67,591	327,666
Less: Net Income (Loss) Attributable to Noncontrolling Interests	733	1,522

Net Income (Loss) Attributable to Iron Mountain Incorporated	$66,858	$326,144

Earnings per Share—Basic:
Income (Loss) from Continuing Operations	$0.40	$0.71

Total Income (Loss) from Discontinued Operations	$(0.07)	$0.92

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.33	$1.62

Earnings per Share—Diluted:
Income (Loss) from Continuing Operations	$0.40	$0.71

Total Income (Loss) from Discontinued Operations	$(0.07)	$0.91

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.33	$1.61

Weighted Average Common Shares Outstanding—Basic	203,294	200,941

Weighted Average Common Shares Outstanding—Diluted	204,458	202,281

Dividends Declared per Common Share	$0.1250	$0.4375

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,284	21,392	—	614,536	6	21,386	—	—	—
Stock options issued in connection with an acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(54,316)	—	(2,185,643)	(21)	(54,295)	—	—	—
Parent cash dividends (see Note 9)	(25,361)	—	—	—	—	(25,361)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(52,008)	(52,008)	—	—	—	—	(51,624)	(384)
Net income (loss)	67,591	67,591	—	—	—	66,858	—	733

Comprehensive Income (Loss)		$15,583	—	—	—	—	—	—

Noncontrolling interests dividends	(711)		—	—	—	—	—	(711)

Balance, June 30, 2010	$2,116,055		201,975,650	$2,020	$1,267,745	$866,511	$(23,963)	$3,742

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2010	$1,963,262	$—	200,064,066	$2,001	$1,228,655	$695,707	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $57	79,493	—	3,191,546	32	79,461	—	—	—
Stock repurchases	(260,970)	—	(384,169)	(4)	(260,966)	—	—	—
Parent cash dividends (see Note 9)	(88,225)	—	—	—	—	(88,225)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	41,474	41,474	—	—	—	—	41,319	155
Net income (loss)	327,666	327,666	—	—	—	326,144	—	1,522

Comprehensive Income (Loss)		$369,140	—	—	—	—	—	—

Noncontrolling interests equity contributions	217		—	—	—	—	—	217
Noncontrolling interests dividends	(808)		—	—	—	—	—	(808)

Balance, June 30, 2011	$2,062,109		202,871,443	$2,029	$1,047,150	$933,626	$70,801	$8,503

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2010	2011
Net Income (Loss)	$41,752	$253,047
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(32,450)	18,996

Total Other Comprehensive (Loss) Income	(32,450)	18,996

Comprehensive Income (Loss)	9,302	272,043
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	156	558

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$9,146	$271,485

	Six Months Ended June 30,
	2010	2011
Net Income (Loss)	$67,591	$327,666
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(52,008)	41,474

Total Other Comprehensive (Loss) Income	(52,008)	41,474

Comprehensive Income (Loss)	15,583	369,140
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	349	1,677

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$15,234	$367,463

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2010	2011
Cash Flows from Operating Activities:
Net income (loss)	$67,591	$327,666
(Income) Loss from discontinued operations (see Note 10)	14,562	8,374
(Gain) Loss on sale of discontinued operations (see Note 10)	—	(193,349)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	138,509	146,725
Amortization (includes deferred financing costs and bond discount of $2,647 and $2,857, respectively)	15,251	16,989
Stock-based compensation expense	9,117	8,039
Provision for deferred income taxes	2,685	2,376
Loss on early extinguishment of debt, net	—	993
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(1,156)	512
Foreign currency transactions and other, net	22,702	(6,134)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	4,676	(35,866)
Prepaid expenses and other current assets	8,150	(9,966)
Accounts payable	(17,414)	2,404
Accrued expenses, deferred revenue and other current liabilities	(8,456)	(24,329)
Other assets and long-term liabilities	14,120	(3,224)

Cash Flows from Operating Activities—Continuing Operations	270,337	241,210
Cash Flows from Operating Activities—Discontinued Operations	(2,239)	1,847

Cash Flows from Operating Activities	268,098	243,057
Cash Flows from Investing Activities:
Capital expenditures	(131,067)	(99,396)
Cash paid for acquisitions, net of cash acquired	(11,764)	(75,172)
Investment in restricted cash	(35,102)	(3)
Additions to customer relationship and acquisition costs	(5,469)	(11,077)
Proceeds from sales of property and equipment and other, net	10,961	(428)

Cash Flows from Investing Activities—Continuing Operations	(172,441)	(186,076)
Cash Flows from Investing Activities—Discontinued Operations	(118,127)	376,563

Cash Flows from Investing Activities	(290,568)	190,487
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(65,749)	(1,593,705)
Proceeds from revolving credit and term loan facilities and other debt	39,257	1,676,069
Early retirement of senior subordinated notes	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	(65)	480
Stock repurchases	(50,564)	(260,970)
Parent cash dividends	(12,720)	(75,044)
Proceeds from exercise of stock options and employee stock purchase plan	9,174	69,501
Excess tax benefits from stock-based compensation	1,284	57
Payment of debt financing costs	—	(8,217)

Cash Flows from Financing Activities—Continuing Operations	(79,383)	(423,084)
Cash Flows from Financing Activities—Discontinued Operations	196	(411)

Cash Flows from Financing Activities	(79,187)	(423,495)
Effect of Exchange Rates on Cash and Cash Equivalents	(4,520)	2,682

(Decrease) Increase in Cash and Cash Equivalents	(106,177)	12,731
Cash and Cash Equivalents, Beginning of Period	446,656	258,693

Cash and Cash Equivalents, End of Period	$340,479	$271,424

Supplemental Information:
Cash Paid for Interest	$113,198	$107,542

Cash Paid for Income Taxes	$66,669	$68,601

Non-Cash Investing and Financing Activities:
Capital Leases	$21,276	$16,204

Accrued Capital Expenditures	$22,904	$17,058

Dividends Payable	$12,641	$50,695

Unsettled Purchases of Parent Common Stock	$3,752	$—

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

        In August 2010, Iron Mountain Incorporated ("IMI") divested the domain name management product line of its digital business (the "Domain Name Product Line"). On June 2, 2011, IMI completed the sale (the "Digital Sale") of its online backup and recovery, digital archiving and eDiscovery solutions businesses of its digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). The financial position, operating results and cash flows of these digital businesses, for all periods presented, including the gains on the sales, have been reflected as discontinued operations for financial reporting purposes. Additionally, in May 2011, IMI committed to a plan to sell its records management business in New Zealand (the "New Zealand Business"). As of June 30, 2011, the New Zealand Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the New Zealand Business have been reflected as discontinued operations for financial reporting purposes. See "Note 10. Discontinued Operations" for a further discussion of these events.

(2) Summary of Significant Accounting Policies

        a.     Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position, results of operations and cash flows on a consolidated basis. All intercompany account balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,105 and $35,108 as of December 31, 2010 and June 30, 2011, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. treasuries.

        c.     Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $3,754 and $8,951 for the three and six months ended June 30, 2010, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $1,853 and a net gain of $1,243 for the three and six months ended June 30, 2011, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2010 and noted no impairment of goodwill. As of December 31, 2010 and June 30, 2011, no factors were identified that would alter our October 1, 2010 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia; Joint Ventures (which includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")); and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, (1) the United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding Joint Ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,750,420, $440,920, $29,787 and $61,010 for North America, Europe, Latin America and Australia, respectively. As of June 30, 2011, the carrying value of goodwill, net amounted to $1,759,246, $503,410, $30,684, and $64,789 for North America, Europe, Latin America and Australia, respectively. Our Joint Ventures and BPM reporting units have no goodwill as of December 31, 2010 and June 30, 2011, respectively.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2011 is as follows:

	North American Physical Business	International Physical Business	Total Consolidated
Balance as of December 31, 2010	$1,750,420	$531,717	$2,282,137
Deductible goodwill acquired during the year	1,384	—	1,384
Non-deductible goodwill acquired during the year	—	35,207	35,207
Fair value and other adjustments(1)	161	(1,450)	(1,289)
Currency effects	7,281	33,409	40,690

Balance as of June 30, 2011	$1,759,246	$598,883	$2,358,129

(1)
Fair value and other adjustments primarily include $(1,347) of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $58 of cash paid related to prior years' acquisitions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at June 30, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$626,375	$(176,267)	$450,108
Core Technology(1)	3,943	(2,220)	1,723
Trademarks and Non-Compete Agreements(1)	3,038	(2,302)	736
Deferred Financing Costs	48,249	(16,146)	32,103

Total	$681,605	$(196,935)	$484,670

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

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2010 was $6,082, including $879 in discontinued operations ($4,721 after tax or $0.02 per basic and diluted share), and $10,809, including $1,692 in discontinued operations ($8,421 after tax or $0.04 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2011 was $3,266, including $(334) in discontinued operations ($430 income after tax or $0.00 per basic and diluted share), and $8,299, including $260 in discontinued operations ($2,734 after tax or $0.01 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Cost of sales (excluding depreciation and amortization)	$105	$45	$140	$320
Selling, general and administrative expenses	5,098	3,555	8,977	7,719

Total stock-based compensation	$5,203	$3,600	$9,117	$8,039

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows included $1,284 and $57 for the six months ended June 30, 2010 and 2011, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

  Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of June 30, 2011, ten-year vesting options represent 6.5% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is terminated. As of June 30, 2011, three-year vesting options represent 9.9% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the six months ended June 30, 2010 and 2011 was $8.22 and $7.43 per share, respectively. The values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended June 30,
Weighted Average Assumptions	2010	2011
Expected volatility	32.7%	33.4%
Risk-free interest rate	2.63%	2.47%
Expected dividend yield	1%	3%
Expected life of option	6.4 years	6.3 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the six months ended June 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2010	12,140,560	$24.30
Granted	1,004,673	28.51
Exercised	(3,094,618)	22.28
Forfeited	(1,966,270)	25.93
Expired	(91,342)	28.17

Outstanding at June 30, 2011	7,993,003	$25.17	6.86	$72,211

Options exercisable at June 30, 2011	4,068,019	$24.16	5.65	$40,961

Options expected to vest	3,584,888	$26.18	8.07	$28,666

        The following table provides the aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2010 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Aggregate intrinsic value of stock options exercised	$2,461	$22,862	$5,964	$28,909

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three- to five-year vesting period. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSUs activity for the six months ended June 30, 2011 is as follows:

	Restricted Stock and RSUs	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2010	168,221	$22.53
Granted	373,351	29.10
Vested	(18,540)	25.64
Forfeited	(94,394)	26.24

Non-vested at June 30, 2011	428,638	$27.29

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The total fair value of restricted stock vested for the three and six months ended June 30, 2010 was $13. The total fair value of restricted stock vested for the three and six months ended June 30, 2011 was $13. No RSUs vested during the three and six months ended June 30, 2010. The total fair value of RSUs vested for the three and six months ended June 30, 2011 was $462.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned will be determined based on our performance against predefined targets of calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned will be determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to vesting, three years from the date of the original grant. Additionally, employees who are employed through the one year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (a) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant or (b) a maximum of three years.

        In the first six months of 2011, we issued 154,239 PUs. During the one-year performance period, we will forecast the likelihood of achieving the annual revenue growth and ROIC predefined targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The performance unit liability is remeasured at each fiscal quarter-end during the vesting period using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. As of June 30, 2011, we expected 100% achievement of the predefined revenue and ROIC targets associated with the grants made in the first six months of 2011 and the closing market price of our common stock was $34.09.

        A summary of PU activity for the six months ended June 30, 2011 is as follows:

PUs
Non-vested at December 31, 2010	—
Granted	154,239
Vested	—
Forfeited	(39,562)

Non-vested at June 30, 2011	114,677

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the six months ended June 30, 2010 and 2011, there were 137,200 shares and 82,267 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at June 30, 2011 was 472,053.

        As of June 30, 2011, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $45,636 and is expected to be recognized over a weighted-average period of 3.1 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted net income (loss) per share attributable to Iron Mountain Incorporated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Income (Loss) from continuing operations	$48,928	$65,530	$82,153	$142,691

Total Income (Loss) from discontinued operations	$(7,176)	$187,517	$(14,562)	$184,975

Net income (loss) attributable to Iron Mountain Incorporated	$41,292	$252,684	$66,858	$326,144

Weighted-average shares—basic	203,006,000	201,653,000	203,294,000	200,941,000
Effect of dilutive potential stock options	1,199,318	1,538,373	1,161,801	1,266,761
Effect of dilutive potential restricted stock, RSUs and PUs	4,602	119,319	2,346	73,489

Weighted-average shares—diluted	204,209,920	203,310,692	204,458,147	202,281,250

Earnings per share—basic:
Income (Loss) from continuing operations	$0.24	$0.32	$0.40	$0.71

Total Income (Loss) from discontinued operations	$(0.04)	$0.93	$(0.07)	$0.92

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.20	$1.25	$0.33	$1.62

Earnings per share—diluted:
Income (Loss) from continuing operations	$0.24	$0.32	$0.40	$0.71

Total Income (Loss) from discontinued operations	$(0.04)	$0.92	$(0.07)	$0.91

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.20	$1.24	$0.33	$1.61

Antidilutive stock options, RSUs and PUs, excluded from the calculation	8,273,166	2,126,488	8,337,720	5,413,769

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        g.     Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable, and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when shipped to the customer and title has passed to the customer.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        i.      Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2010 were 51.7% and 54.3%, respectively. Our effective tax rates for the three and six months ended June 30, 2011 were 31.5% and 24.7%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 30, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2010 effective tax rate by 10.3% and 12.1%, respectively. During the three and six months ended June 30, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate by 2.2% and 7.0%, respectively. We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $1,578 and $2,750 for gross interest and penalties for the three and six months ended June 30, 2010, respectively. We recorded a reduction of $647 and $1,256 for gross interest and penalties for the three and six months ended June 30, 2011, respectively. We had $11,610 and $10,084 accrued for the payment of interest and penalties as of December 31, 2010 and June 30, 2011, respectively.

        j.      Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2010 and June 30, 2011 relate to cash and cash equivalents and restricted cash held on deposit with seven and six, respectively, global banks and four and three, respectively, "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As of December 31, 2010 and June 30, 2011, our cash and cash equivalents and restricted cash balance was $293,798 and $306,532, respectively, including money market funds and time deposits amounting to $241,151 and $268,219, respectively. A substantial portion of these money market funds are invested in U.S. treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and June 30, 2011, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at June 30, 2011 Using
Description	Total Carrying Value at June 30, 2011	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$140,947	$—		$140,947		$—
Time Deposits(1)	127,272	—		127,272		—
Trading Securities	10,471	9,371	(2)	1,100	(1)	—
Derivative Assets(3)	3,301	—		3,301		—
Derivative Liabilities(3)	319	—		319		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2011.

        l.      New Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board (the "FASB") issued amended guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options currently available in Accounting Standards Codification ("ASC") 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently under ASC 220, and the second statement would include components of other comprehensive income ("OCI"). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The amended guidance does not change the current option for entities to present components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. The amended guidance does not change the items that must be reported in OCI. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption of the amended guidance is permitted; however, we do not intend to early

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

adopt. Adoption is not expected to have a material impact on our consolidated financial statements or results of operations.

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

        n.     Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2010 and June 30, 2011, respectively.

        o.     Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Foreign currency transaction (gains) losses, net	$3,754	$1,853	$8,951	$(1,243)
Debt extinguishment expense, net	—	1,843	—	993
Other, net	394	(1,039)	3,957	(6,046)

	$4,148	$2,657	$12,908	$(6,296)

        p.     Property, Plant and Equipment

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the six months ended June 30, 2011, we wrote off approximately $1,200 (primarily in our International Physical segment) of previously deferred software costs, which were comprised of primarily internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

disposal/writedown of property, plant and equipment, net in the accompanying consolidated statement of operations.

        q.     Reclassifications

        In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by $7,005 and $14,071 and increase service revenues by a corresponding amount for the three and six months ended June 30, 2010, respectively. There was no change in total consolidated reported revenues.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2010 and June 30, 2011, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of June 30, 2011, we had an outstanding forward contract to purchase $203,853 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with Iron Mountain Europe (Group) Limited ("IME"). Additionally, in the fourth quarter of 2010, we entered into a forward contract to hedge our exposures in Australian dollars. As of June 30, 2011, we had an outstanding forward contract to purchase 52,614 Euros and sell 72,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2010, there were $946 in net cash disbursements and $10,006 in net cash receipts, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. During the three and six months ended June 30, 2011, there were $5,559 and $9,184 in net cash disbursements, respectively, included in cash from operating activities related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2010 and June 30, 2011 and their gains and losses for the three and six months ended June 30, 2010 and 2011:

	Asset Derivatives
	December 31, 2010		June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$2,500	Current assets	$3,301

Total		$2,500		$3,301

	Liability Derivatives
	December 31, 2010		June 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current liabilities	$2,440	Current liabilities	$319

Total		$2,440		$319

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2011	2010	2011
Foreign exchange contracts	Other (income) expense, net	$(1,391)	$1,349	$(6,895)	$6,270

Total		$(1,391)	$1,349	$(6,895)	$6,270

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2010 and 2011, we designated on average 76,000 and 69,500 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $8,775 ($5,486, net of tax) and $15,636 ($9,774, net of tax) for the three and six months ended

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

June 30, 2010, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange losses of $1,908 ($1,191, net of tax) and $8,208 ($5,129, net of tax) for the three and six months ended June 30, 2011, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of June 30, 2011, net gains of $2,850 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended June 30, 2011 are not presented due to the insignificant impact of the 2011 acquisitions on our consolidated results of operations.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of approximately $80,000, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement also required a second payment based upon the audited financial results of the joint venture. This payment of $42,259 was based upon a formula defined in the purchase and sale agreement and was paid in the second quarter of 2011. Additionally, the purchase and sale agreement provides for an escrow hold back of $400 and the payment of up to a maximum of $2,500 of contingent consideration to be paid in July 2012 based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774 and the fair value of such interest on the date of the acquisition of the additional 80% interest was approximately $11,694 and resulted in a gain being recorded to other (income) expense, net of approximately $5,920 during the six months ended June 30, 2011. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the 80% equity interest purchased by 40%, which represents management's estimate of the control premium paid, in order to derive the fair value of $11,694 for the 20% noncontrolling equity interest which we previously held. We determined that a 40% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Polish entity and publicly available market data. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the shareholders that received proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid in connection with this transaction and will receive the same percentage of any future contingent consideration.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2011 through June 30, 2011 is as follows:

Cash Paid (gross of cash acquired)(1)	$80,439
Contingent Consideration	2,900
Fair Value of Previously Held Equity Interest	11,694

Total Consideration	95,033
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	7,932
Property, Plant and Equipment(2)	6,002
Customer Relationship Assets(3)	59,100
Other Assets	653
Liabilities Assumed(4)	(15,245)

Total Fair Value of Identifiable Net Assets Acquired	58,442

Recorded Goodwill	$36,591

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the six months ended June 30, 2010 and 2011 are contingent and other payments of $7,082 and $58, respectively, related to acquisitions made in previous years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2010		June 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$—	$—	$—	$—
IMI Term Loan Facility(1)	396,200	396,200	—	—
New Revolving Credit Facility(1)	—	—	—	—
New Term Loan Facility(1)	—	—	500,000	500,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	232,530	234,855	240,870	239,666
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes")(2)(3)	233,234	231,683	—	—
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,529	321,592	317,776	320,200
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,306	182,099	181,064	185,138
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	209,625	200,000	207,375
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,777	53,756	49,791	48,837
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	338,129	337,631	367,514	358,810
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	316,313	300,000	310,500
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,174	589,188	548,260	578,875
Real Estate Mortgages, Capital Leases and Other(5)	218,189	218,189	227,844	227,844

Total Long-term Debt	3,009,068		2,933,119
Less Current Portion	(96,603)		(66,199)

Long-term Debt, Net of Current Portion	$2,912,465		$2,866,920

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2010 and June 30, 2011, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2010 and June 30, 2011, respectively.

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

        On June 27, 2011, we entered into a new credit agreement to replace the IMI revolving credit facility and the IMI term loan facility, each entered into on April 16, 2007. The new credit agreement consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the new credit agreement, up to an aggregate amount of $725,000 (including Canadian dollar, British pound sterling and Euros, among other currencies) (the "New Revolving Credit Facility") and (ii) a $500,000 term loan facility (the "New Term Loan Facility", and collectively with the New Revolving Credit Facility, the "New Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement up to a maximum of $1,800,000. The New Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the New Credit Agreement, borrow under certain of the following tranches of the New Revolving Credit Facility: (a) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pound sterling and Euros, (b) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (c) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The New Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the New Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1,843 to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of June 30, 2011, we had no outstanding borrowings under the New Revolving Credit Facility; we had various outstanding letters of credit totaling $6,743. The remaining availability on June 30, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $718,257. The interest rate in effect under the New Term Loan Facility was 4.0% as of June 30, 2011. For the three and six months ended June 30, 2010, we recorded commitment fees of $585 and $1,152, respectively, and for the three and six months ended June 30, 2011, we recorded commitment fees of $371 and $852, respectively, based on the unused balances under our revolving credit facilities.

        In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of the 7 3/4% notes at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 2.8 as of December 31, 2010 and June 30, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.5 as of December 31, 2010 and June 30, 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.8 as of June 30, 2011, compared to a minimum allowable

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

ratio of 1.2. Noncompliance with these leverage ratios and the fixed charge coverage ratio would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2010 and June 30, 2011 and for the three and six months ended June 30, 2010 and 2011.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are 100% owned by IMI. The guarantees are full and unconditional, as well as joint and several.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

        Additionally, IMI guarantees the Subsidiary Notes, which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

	December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$13,909	$121,584	$37,652	$85,548	$—	$258,693
Restricted Cash	35,105	—	—	—	—	35,105
Accounts Receivable	—	327,842	41,562	163,666	—	533,070
Intercompany Receivable	1,344,802	—	9,281	—	(1,354,083)	—
Assets of Discontinued Operations (see Note 10)	—	184,790	—	17,936	—	202,726
Other Current Assets	2,601	121,681	10,878	41,048	—	176,208

Total Current Assets	1,396,417	755,897	99,373	308,198	(1,354,083)	1,205,802
Property, Plant and Equipment, Net	—	1,522,073	208,020	745,734	—	2,475,827
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,381,546	1,000	—	—	(1,382,546)	—
Investment in Subsidiaries	1,863,957	1,599,133	—	—	(3,463,090)	—
Goodwill	—	1,525,960	203,345	552,832	—	2,282,137
Other	27,304	236,497	13,601	168,679	(114)	445,967

Total Other Assets, Net	3,272,807	3,362,590	216,946	721,511	(4,845,750)	2,728,104

Total Assets	$4,669,224	$5,640,560	$524,339	$1,775,443	$(6,199,833)	$6,409,733

Liabilities and Equity
Intercompany Payable	$—	$1,325,593	$—	$28,490	$(1,354,083)	$—
Current Portion of Long-term Debt	56,407	24,393	2,606	13,197	—	96,603
Total Other Current Liabilities	92,339	388,242	42,614	180,626	—	703,821
Liabilities of Discontinued Operations (see Note 10)	—	53,374	—	3,848	—	57,222
Long-term Debt, Net of Current Portion	2,559,780	67,504	191,010	94,171	—	2,912,465
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,381,546	—	—	(1,382,546)	—
Other Long-term Liabilities	3,853	551,961	27,585	93,075	(114)	676,360
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,955,845	1,847,947	260,524	1,354,619	(3,463,090)	1,955,845
Noncontrolling Interests	—	—	—	7,417	—	7,417

Total Equity	1,955,845	1,847,947	260,524	1,362,036	(3,463,090)	1,963,262

Total Liabilities and Equity	$4,669,224	$5,640,560	$524,339	$1,775,443	$(6,199,833)	$6,409,733

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$153,604	$40,721	$77,099	$—	$271,424
Restricted Cash	35,108	—	—	—	—	35,108
Accounts Receivable	—	342,693	48,699	186,224	—	577,616
Intercompany Receivable	1,210,262	—	10,615	—	(1,220,877)	—
Assets of Discontinued Operations (see Note 10)	—	—	—	13,126	—	13,126
Other Current Assets	3,661	121,425	6,074	41,212	—	172,372

Total Current Assets	1,249,031	617,722	106,109	317,661	(1,220,877)	1,069,646
Property, Plant and Equipment, Net	—	1,489,512	208,945	779,742	—	2,478,199
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,556,994	612,423	—	—	(2,169,417)	—
Investment in Subsidiaries	1,352,175	1,079,972	—	—	(2,432,147)	—
Goodwill	—	1,527,345	210,186	620,598	—	2,358,129
Other	22,141	245,260	12,912	224,412	—	504,725

Total Other Assets, Net	2,931,310	3,465,000	223,098	845,010	(4,601,564)	2,862,854

Total Assets	$4,180,341	$5,572,234	$538,152	$1,942,413	$(5,822,441)	$6,410,699

Liabilities and Equity
Intercompany Payable	$—	$1,134,520	$—	$86,357	$(1,220,877)	$—
Current Portion of Long-term Debt	635	46,985	2,675	15,904	—	66,199
Total Other Current Liabilities	96,574	422,191	29,792	180,294	—	728,851
Liabilities of Discontinued Operations (see Note 10)	—	—	—	3,342	—	3,342
Long-term Debt, Net of Current Portion	2,024,211	545,002	196,710	100,997	—	2,866,920
Long-term Notes Payable to Affiliates and Intercompany Payable	1,007	1,556,994	—	611,416	(2,169,417)	—
Other Long-term Liabilities	4,308	537,756	32,078	109,136	—	683,278
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	2,053,606	1,328,786	276,897	826,464	(2,432,147)	2,053,606
Noncontrolling Interests	—	—	—	8,503	—	8,503

Total Equity	2,053,606	1,328,786	276,897	834,967	(2,432,147)	2,062,109

Total Liabilities and Equity	$4,180,341	$5,572,234	$538,152	$1,942,413	$(5,822,441)	$6,410,699

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$279,144	$27,531	$91,456	$—	$398,131
Service	—	211,719	28,851	86,082	—	326,652

Total Revenues	—	490,863	56,382	177,538	—	724,783
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	183,193	21,187	90,301	—	294,681
Selling, General and Administrative	20	132,373	9,340	55,042	—	196,775
Depreciation and Amortization	53	49,866	4,692	20,888	—	75,499
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	(154)	(29)	44	—	(139)

Total Operating Expenses	73	365,278	35,190	166,275	—	566,816

Operating (Loss) Income	(73)	125,585	21,192	11,263	—	157,967
Interest Expense (Income), Net	49,469	(11,635)	11,290	3,493	—	52,617
Other Expense (Income), Net	(26,417)	303	(10)	30,272	—	4,148

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(23,125)	136,917	9,912	(22,502)	—	101,202
Provision (Benefit) for Income Taxes	—	48,103	3,222	949	—	52,274
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	(64,417)	17,231	—	—	47,186	—

Income (Loss) from Continuing Operations	41,292	71,583	6,690	(23,451)	(47,186)	48,928
Income (Loss) from Discontinued Operations (see Note 10)	—	(7,069)	—	(107)	—	(7,176)

Net (Loss) Income	41,292	64,514	6,690	(23,558)	(47,186)	41,752
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	460	—	460

Net (Loss) Income Attributable to Iron Mountain Incorporated	$41,292	$64,514	$6,690	$(24,018)	$(47,186)	$41,292

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$277,532	$31,255	$111,781	$—	$420,568
Service	—	210,688	29,512	102,121	—	342,321

Total Revenues	—	488,220	60,767	213,902	—	762,889
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	182,033	23,270	106,079	—	311,382
Selling, General and Administrative	29	147,576	10,467	66,497	—	224,569
Depreciation and Amortization	36	48,226	4,697	26,819	—	79,778
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	(133)	(188)	110	—	(211)

Total Operating Expenses	65	377,702	38,246	199,505	—	615,518

Operating (Loss) Income	(65)	110,518	22,521	14,397	—	147,371
Interest Expense (Income), Net	42,864	(22,956)	11,921	17,182	—	49,011
Other Expense (Income), Net	7,608	5,511	333	(10,795)	—	2,657

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(50,537)	127,963	10,267	8,010	—	95,703
Provision (Benefit) for Income Taxes	—	24,279	4,844	1,050	—	30,173
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	(303,221)	(60,516)	—	—	363,737	—

Income (Loss) from Continuing Operations	252,684	164,200	5,423	6,960	(363,737)	65,530
Income (Loss) from Discontinued Operations (see Note 10)	—	(10,398)	—	4,566	—	(5,832)
Gain (Loss) on Sale of Discontinued Operations (see Note 10)	—	193,349	—	—	—	193,349

Net (Loss) Income	252,684	347,151	5,423	11,526	(363,737)	253,047
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	363	—	363

Net (Loss) Income Attributable to Iron Mountain Incorporated	$252,684	$347,151	$5,423	$11,163	$(363,737)	$252,684

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$557,121	$54,432	$184,825	$—	$796,378
Service	—	421,747	57,070	175,168	—	653,985

Total Revenues	—	978,868	111,502	359,993	—	1,450,363
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	379,905	42,979	182,886	—	605,770
Selling, General and Administrative	47	270,003	18,133	108,377	—	396,560
Depreciation and Amortization	109	99,623	9,287	42,094	—	151,113
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,239)	(55)	138	—	(1,156)

Total Operating Expenses	156	748,292	70,344	333,495	—	1,152,287

Operating (Loss) Income	(156)	230,576	41,158	26,498	—	298,076
Interest Expense (Income), Net	99,459	(23,261)	22,365	6,970	—	105,533
Other Expense (Income), Net	(59,099)	289	(8)	71,726	—	12,908

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(40,516)	253,548	18,801	(52,198)	—	179,635
Provision (Benefit) for Income Taxes	—	89,088	6,206	2,188	—	97,482
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	(107,374)	43,828	—	—	63,546	—

Income (Loss) from Continuing Operations	66,858	120,632	12,595	(54,386)	(63,546)	82,153
Income (Loss) from Discontinued Operations (see Note 10)	—	(14,021)	—	(541)	—	(14,562)

Net (Loss) Income	66,858	106,611	12,595	(54,927)	(63,546)	67,591
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	733	—	733

Net (Loss) Income Attributable to Iron Mountain Incorporated	$66,858	$106,611	$12,595	$(55,660)	$(63,546)	$66,858

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$560,245	$61,370	$216,036	$—	$837,651
Service	—	419,600	58,446	197,484	—	675,530

Total Revenues	—	979,845	119,816	413,520	—	1,513,181
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	380,158	47,002	203,705	—	630,865
Selling, General and Administrative	163	290,132	20,628	128,773	—	439,696
Depreciation and Amortization	76	97,377	9,802	53,602	—	160,857
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	(594)	(198)	1,304	—	512

Total Operating Expenses	239	767,073	77,234	387,384	—	1,231,930

Operating (Loss) Income	(239)	212,772	42,582	26,136	—	281,251
Interest Expense (Income), Net	86,050	(43,051)	22,088	32,911	—	97,998
Other Expense (Income), Net	38,436	4,868	286	(49,886)	—	(6,296)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(124,725)	250,955	20,208	43,111	—	189,549
Provision (Benefit) for Income Taxes	—	31,190	12,416	3,252	—	46,858
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	(450,869)	(43,285)	—	—	494,154	—

Income (Loss) from Continuing Operations	326,144	263,050	7,792	39,859	(494,154)	142,691
Income (Loss) from Discontinued Operations (see Note 10)	—	(12,868)	—	4,494	—	(8,374)
Gain (Loss) on Sale of Discontinued Operations (see Note 10)	—	193,349	—	—	—	193,349

Net (Loss) Income	326,144	443,531	7,792	44,353	(494,154)	327,666
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,522	—	1,522

Net (Loss) Income Attributable to Iron Mountain Incorporated	$326,144	$443,531	$7,792	$42,831	$(494,154)	$326,144

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(78,404)	$252,024	$26,375	$70,342	$—	$270,337
Cash Flows from Operating Activities—Discontinued Operations	—	(3,284)	—	1,045	—	(2,239)

Cash Flows from Operating Activities	(78,404)	248,740	26,375	71,387	—	268,098
Cash Flows from Investing Activities:
Capital expenditures	—	(70,183)	(8,194)	(52,690)	—	(131,067)
Cash paid for acquisitions, net of cash acquired	—	(1,970)	—	(9,794)	—	(11,764)
Intercompany loans to subsidiaries	179,167	5,597	—	—	(184,764)	—
Investment in subsidiaries	(8,419)	(8,419)	—	—	16,838	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(3,688)	(453)	(1,328)	—	(5,469)
Proceeds from sales of property and equipment and other, net	—	5,023	12	5,926	—	10,961

Cash Flows from Investing Activities—Continuing Operations	135,646	(73,640)	(8,635)	(57,886)	(167,926)	(172,441)
Cash Flows from Investing Activities—Discontinued Operations	—	(118,015)	—	(112)	—	(118,127)

Cash Flows from Investing Activities	135,646	(191,655)	(8,635)	(57,998)	(167,926)	(290,568)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(2,050)	(14,244)	(1,257)	(48,198)	—	(65,749)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	39,257	—	39,257
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	(65)	—	(65)
Intercompany loans from parent	—	(178,133)	(442)	(6,189)	184,764	—
Equity contribution from parent	—	8,419	—	8,419	(16,838)	—
Stock repurchases	(50,564)	—	—	—	—	(50,564)
Parent cash dividends	(12,720)	—	—	—	—	(12,720)
Proceeds from exercise of stock options and employee stock purchase plan	9,174	—	—	—	—	9,174
Excess tax benefits from stock-based compensation	1,284	—	—	—	—	1,284

Cash Flows from Financing Activities—Continuing Operations	(54,876)	(183,958)	(1,699)	(6,776)	167,926	(79,383)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	196	—	196

Cash Flows from Financing Activities	(54,876)	(183,958)	(1,699)	(6,580)	167,926	(79,187)
Effect of exchange rates on cash and cash equivalents	—	—	(602)	(3,918)	—	(4,520)

Increase (Decrease) in cash and cash equivalents	2,366	(126,873)	15,439	2,891	—	(106,177)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$2,366	$255,715	$19,345	$63,053	$—	$340,479

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(92,332)	$290,532	$7,790	$35,220	$—	$241,210
Cash Flows from Operating Activities—Discontinued Operations	—	1,544	—	303	—	1,847

Cash Flows from Operating Activities	(92,332)	292,076	7,790	35,523	—	243,057
Cash Flows from Investing Activities:
Capital expenditures	—	(57,961)	(4,445)	(36,990)	—	(99,396)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,736)	—	(75,172)
Intercompany loans to subsidiaries	973,565	(68,961)	—	—	(904,604)	—
Investment in subsidiaries	(1,228)	(1,228)	—	—	2,456	—
Investment in restricted cash	(3)	—	—	—	—	(3)
Additions to customer relationship and acquisition costs	—	(8,515)	(288)	(2,274)	—	(11,077)
Proceeds from sales of property and equipment and other, net	—	188	41	(657)	—	(428)

Cash Flows from Investing Activities—Continuing Operations	972,334	(141,855)	(4,750)	(109,657)	(902,148)	(186,076)
Cash Flows from Investing Activities—Discontinued Operations	—	376,567	—	(4)	—	376,563

Cash Flows from Investing Activities	972,334	234,712	(4,750)	(109,661)	(902,148)	190,487
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,141,952)	(1,474)	(54,079)	—	(1,593,705)
Proceeds from revolving credit and term loan facilities and other debt	—	1,624,900	—	51,169	—	1,676,069
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	480	—	480
Intercompany loans from parent	—	(970,727)	89	66,034	904,604	—
Equity contribution from parent	—	1,228	—	1,228	(2,456)	—
Stock repurchases	(260,970)	—	—	—	—	(260,970)
Parent cash dividends	(75,044)	—	—	—	—	(75,044)
Proceeds from exercise of stock options and employee stock purchase plan	69,501	—	—	—	—	69,501
Excess tax benefits from stock-based compensation	57	—	—	—	—	57
Payment of debt finacing costs	—	(8,217)	—	—	—	(8,217)

Cash Flows from Financing Activities—Continuing Operations	(893,911)	(494,768)	(1,385)	64,832	902,148	(423,084)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(411)	—	(411)

Cash Flows from Financing Activities	(893,911)	(494,768)	(1,385)	64,421	902,148	(423,495)
Effect of exchange rates on cash and cash equivalents	—	—	1,414	1,268	—	2,682

Increase (Decrease) in cash and cash equivalents	(13,909)	32,020	3,069	(8,449)	—	12,731
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$—	$153,604	$40,721	$77,099	$—	$271,424

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Beginning June 2011, as a result of the disposition of our Digital Business and our decision to sell the New Zealand Business as discussed at Note 10, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the Worldwide Digital Business is no longer reported separately in our management reporting as the operations associated with the Domain Name Product Line and the Digital Business are reflected as discontinued operations. Also, the intellectual property escrow services business, which we continue to own and operate and was previously reflected in the Worldwide Digital Business segment, is now reflected as a component of the North American Physical Business segment. Additionally, the International Physical Business segment no longer includes the New Zealand Business as these operations are reflected as discontinued operations.

        Our operating segments and Corporate are as follows:

  •
  North American Physical Business—throughout the United States and Canada, the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment") and intellectual property escrow services that protect and manage source code.

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection, Destruction (in the U.K. and Ireland) and Hybrid Services.

  •
  Latin America—information management services throughout Mexico, Brazil, Chile, Argentina and Peru, including Hard Copy, Data Protection, Destruction and Hybrid Services.

  •
  Asia Pacific—information management services throughout Australia, including Hard Copy, Data Protection, Destruction and Hybrid Services; and in certain cities in India, Singapore, Hong Kong-SAR and China, including Hard Copy and Data Protection.

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

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Corporate	Total Consolidated
Three Months Ended June 30, 2010
Total Revenues	$551,749	$173,034	$—	$724,783
Depreciation and Amortization	45,782	20,463	9,254	75,499
Depreciation	42,918	17,094	9,202	69,214
Amortization	2,864	3,369	52	6,285
Adjusted OIBDA	246,503	30,753	(43,929)	233,327
Expenditures for Segment Assets	30,634	23,112	6,619	60,365
Capital Expenditures	28,035	17,982	6,619	52,636
Cash Paid for Acquisitions, Net of Cash acquired	—	4,682	—	4,682
Additions to Customer Relationship and Acquisition Costs	2,599	448	—	3,047
Three Months Ended June 30, 2011
Total Revenues	557,513	205,376	—	762,889
Depreciation and Amortization	45,629	25,975	8,174	79,778
Depreciation	42,577	21,883	8,138	72,598
Amortization	3,052	4,092	36	7,180
Adjusted OIBDA	242,123	38,802	(53,987)	226,938
Expenditures for Segment Assets	32,813	59,861	3,016	95,690
Capital Expenditures	25,662	18,361	3,016	47,039
Cash Paid for Acquisitions, Net of Cash acquired	407	40,060	—	40,467
Additions to Customer Relationship and Acquisition Costs	6,744	1,440	—	8,184
Six Months Ended June 30, 2010
Total Revenues	1,099,795	350,568	—	1,450,363
Depreciation and Amortization	91,362	41,264	18,487	151,113
Depreciation	85,636	34,495	18,379	138,510
Amortization	5,726	6,769	108	12,603
Adjusted OIBDA	471,908	65,000	(88,875)	448,033
Total Assets(1)	4,450,474	1,541,148	661,966	6,653,588
Expenditures for Segment Assets	67,274	63,674	17,352	148,300
Capital Expenditures	61,163	52,552	17,352	131,067
Cash Paid for Acquisitions, Net of Cash acquired	1,970	9,794	—	11,764
Additions to Customer Relationship and Acquisition Costs	4,141	1,328	—	5,469
Six Months Ended June 30, 2011
Total Revenues	1,112,811	400,370	—	1,513,181
Depreciation and Amortization	91,045	52,312	17,500	160,857
Depreciation	85,030	44,272	17,424	146,726
Amortization	6,015	8,040	76	14,131
Adjusted OIBDA	470,098	76,063	(103,541)	442,620
Total Assets(1)	4,370,794	1,875,976	163,929	6,410,699
Expenditures for Segment Assets	68,863	107,734	9,048	185,645
Capital Expenditures	54,447	35,901	9,048	99,396
Cash Paid for Acquisitions, Net of Cash acquired	5,436	69,736	—	75,172
Additions to Customer Relationship and Acquisition Costs	8,980	2,097	—	11,077

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization and (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Adjusted OIBDA	$233,327	$226,938	$448,033	$442,620
Less: Depreciation and Amortization	75,499	79,778	151,113	160,857
(Gain) Loss on Disposal/Writedown of Property,
Plant and Equipment, Net	(139)	(211)	(1,156)	512
Interest Expense, Net	52,617	49,011	105,533	97,998
Other Expense (Income), Net	4,148	2,657	12,908	(6,296)

Income from Continuing Operations before Provision for Income Taxes	$101,202	$95,703	$179,635	$189,549

(8) Commitments and Contingencies

a.    Litigation

        We are involved in litigation from time to time in the ordinary course of business with a portion of the defense and/or settlement costs being covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $32,000 over the next several years.

b.    London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

sprinkler system failed to control the fire due to the primary electric fire pump being disabled prior to the fire and the standby diesel fire pump being disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liability arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. We believe we carry adequate property and liability insurance related to this incident.

c.    Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from this country represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received a $5,900 payment from our insurance carriers in the first six months of 2011. Such amount represents a portion of our expense claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. We have recorded gains on the disposal/writedown of property, plant and equipment, net in our statement of operations of approximately $10,200 for the year ended December 31, 2010 of which $9,368 was recorded in the third quarter of 2010 and the balance in the fourth quarter of 2010. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/writedown of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment.

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

Companies in the State of Parana), a labor union in Brazil, purports to represent approximately 2,000 individuals who provided services for IMB. The complaint alleges that these individuals were incorrectly classified as non-employees by IMB and seeks unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. The parties participated in a preliminary hearing in December 2010. An additional hearing was scheduled to take place in May 2011 but has been stayed until August 2011 pending the outcome of settlement negotiations between the parties. If we are unable to reach a settlement, we intend to defend this case vigorously.

e.    Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the US District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the backup technology of Connected Corporation ("Connected") infringes certain U.S. patents owned by the plaintiff and seeks damages equal to 10% of the Connected revenue from 2005 through 2010, or approximately $26,000, and future royalties. A final pre-trial conference has been scheduled for October 12, 2012. We expect the court to establish a trial date during the pre-trial conference. As part of the sale of our Digital Business discussed at Note 10, Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

f.    Government Contract Contingency

        We have a significant multi-year government contract which covers hard copy, data protection and destruction services. The contract is up for renewal in the Fall of 2011. In conjunction with the renewal process, we have preliminarily determined that our pricing practices under the contract for the last five years resulted in potential overbillings for that time period. Based on our preliminary review, we have reduced reported revenue for the quarter ended June 30, 2011 by $6,000 for the estimated impact of potential pricing adjustments involving this contract.

g.    State of Massachusetts Notices of Intention to Assess

        We are currently under audit by the state of Massachusetts for the 2004 through 2008 tax years. We have not received any assessments to date. However, we received notices of intention to assess totaling $7,867, including interest and penalties, for the tax years 2004 to 2006 related to net worth tax, which is an operating charge and not an income tax charge. We may receive additional notices of intention to assess for tax years subsequent to 2006. We intend to defend this case vigorously and have requested a pre-assessment conference with the Massachusetts Department of Revenue Office of Appeals per applicable law and procedure.

(9) Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock, and in October 2010 our board of directors authorized up to an additional $200,000 of such purchases. In May 2011, our board of directors authorized up to an additional $850,000 of such purchases, for a total authorization of $1,200,000. All purchases are

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters (Continued)

subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250,000 of our common stock. The price of the shares repurchased may be different under each such repurchase agreement and in each case will be determined based on a discount to certain volume weighted average trading prices of our common stock over a period of up to three months. As of June 30 2011, we had a remaining amount available for repurchase under our share repurchase program of $1,077,569, which includes the two prepaid variable share repurchase agreements, and represents approximately 16% in the aggregate of our outstanding common stock based on the closing stock price on such date. In the third quarter of 2011, both of the prepaid variable share repurchase agreements were settled and 7,539,595 shares were delivered to us and retired.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In the first six months of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	$0.2500	June 24, 2011	$50,694	July 15, 2011

        On March 23, 2011, our board of directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of our common stock held by stockholders of record at the close of business on April 1, 2011. Each Right, once exercisable, entitles the registered holder to purchase one one-thousandth of a share of our preferred stock, designated as Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $120.00 per one one-thousandth of a share, subject to certain adjustments. No shares of Series A Junior Participating Preferred Stock are outstanding as of June 30, 2011. The Rights will expire upon the close of business on the earliest to occur of: (i) March 22, 2013, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the rights agreement governing the Rights and (iii) the date of our 2012 annual meeting of stockholders if requisite stockholder approval of the rights agreement is not obtained at such meeting.

(10) Discontinued Operations

Digital Operations

        In August 2010, we divested the Domain Name Product Line for approximately $11,400 in cash at closing. The assets sold primarily consisted of customer contracts. Total revenues of this product line for the year ended December 31, 2009 and the seven months ended July 31, 2010 were approximately $6,300 and $3,500, respectively. A gain on sale of discontinued operations in the amount of approximately $6,900 ($2,834, net of tax) was recorded during the three months ended September 30, 2010.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in our worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our worldwide digital business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28,785, for a total goodwill impairment charge of $283,785. In April 2011, we announced a comprehensive strategic plan which included exploring strategic alternatives for our digital business, including a potential sale of the Digital Business.

        On June 2, 2011, IMI completed the sale of the Digital Business to Autonomy, pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (i) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (ii) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations because (a) the remaining direct gross cash inflows and outflows of the Digital Business by IMI post-close are not expected to be significant in relation to the direct gross cash inflows and outflows absent the Digital Sale and (b) there is no significant continuing involvement because IMI does not retain the ability to influence the operating and financial policies of the Digital Business. As a result, the financial position, operating results and cash flows of the Digital Business and the Domain Name Product Line, for all periods presented, including the gains on the sales, have been reflected as discontinued operations for financial reporting purposes. IMI retained its intellectual software escrow services business, which had previously been reported in the Worldwide Digital Business segment along with the Digital Business and the Domain Name Product Line. The intellectual software escrow services business is now reported in the North American Physical Business segment.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. Transaction costs amounted to $7,387 ($5,976 of such costs were unpaid as of June 30, 2011). Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale ($6,000 of such amount was unpaid as of June 30, 2011). We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility. Also, an estimated tax provision of $52,305 associated with the gain recorded on the Digital Sale was recorded during the three month period ended June 30, 2011. A gain on sale of discontinued operations in the amount of $245,654

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

($193,349, net of tax) was recorded during the three month period ended June 30, 2011 as a result of the Digital Sale.

        The table below summarizes certain results of operations of the Digital Business and the Domain Name Product Line:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011(1)	2010	2011(1)
Total Revenues	$53,292	$32,521	$102,464	$79,199

Loss Before Benefit for Income Taxes of Discontinued Operations	$(10,925)	$(16,812)	$(21,614)	$(20,398)
Benefit for Income Taxes	(3,856)	(6,414)	(7,593)	(7,530)

Loss from Discontinued Operations, Net of Tax	$(7,069)	$(10,398)	$(14,021)	$(12,868)

Gain on Sale of Discontinued Operations	$—	$245,654	$—	$245,654
Provision for Income Taxes	—	52,305	—	52,305

Gain on Sale of Discontinued Operations, Net of Tax	$—	$193,349	$—	$193,349

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$(7,069)	$182,951	$(14,021)	$180,481

(1)
The three and six months ended June 30, 2011 includes the Digital Business results of operations through June 2, 2011, the date the Digital Sale was consummated.

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business and the Domain Name Product Line to IMI's total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and the Domain Name Product Line and included in income (loss) from discontinued operations amounted to $3,584 and $978 for the three months ended June 30, 2010 and 2011, respectively, and $7,168 and $2,396 for the six months ended June 30, 2010 and 2011, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities of the Digital Business were as follows:

	December 31, 2010	June 2, 2011
Accounts receivable, net	$41,418	$43,893
Deferred income taxes	1,726	1,542
Prepaid expenses and other	6,585	6,533

Current assets of discontinued operations	49,729	51,968
Property, plant and equipment, net	39,539	37,882
Goodwill, net	35,699	35,699
Deferred income taxes	13,934	13,485
Other assets, net	45,889	41,146

Non-current assets of discontinued operations	135,061	128,212

Assets of discontinued operations	$184,790	$180,180

Accounts payable	$15,848	$9,665
Accrued expenses	8,879	7,824
Deferred revenue	27,638	31,755

Current liabilities of discontinued operations	52,365	49,244
Other long-term liabilities	1,009	1,027
Deferred income taxes	—	—

Non-current liabilities of discontinued operations	1,009	1,027

Liabilities of discontinued operations	$53,374	$50,271

        In connection with the Digital Sale, we entered into several other arrangements with Autonomy, including:

  •
  A reseller agreement with Autonomy that allows us to sell certain products and services of the Digital Business now owned by Autonomy and certain other Autonomy products and services (the "Products and Services") over a three year period beginning June 2, 2011. The reseller agreement provides for the payments to Autonomy of: (i) $3,500, which was paid on the closing of the Digital Sale; and (ii) $6,000 on June 2, 2012. Such amounts represent prepayments of amounts payable to Autonomy related to qualifying sales of Products and Services to new customers of the Digital Business and are non-refundable to the extent we do not achieve the requisite level of qualifying sales of Products and Services during the term of the reseller agreement.

  •
  A co-location agreement with Autonomy in which we will provide certain storage related services associated with certain data centers to Autonomy for a two year transitional period beginning June 2, 2011. Autonomy has the right to extend this period by two additional years upon six months notice prior to the end of the first two year term.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

  •
  A transitional services agreement to provide certain services, generally for a period no longer than six months, including general, administrative, finance, human resource and information technology services.

  •
  The payment by us to Autonomy of approximately $3,075 as of the closing for the purchase of certain Products and Services for our internal use.

The revenues and corresponding expenses associated with the above agreements are reflected in our continuing operating results. None of these services gives IMI the ability to influence the operating and financial policies of the Digital Business. We have concluded that the direct cash flows associated with these agreements are not significant because they are estimated to represent less than 5% of both direct cash inflows and outflows of the Digital Business for the one year period subsequent to the Digital Sale, and, therefore, we have reflected the Digital Business as discontinued operations in the accompanying consolidated financial statements for all periods presented.

New Zealand Business

        After further analysis subsequent to our April 2011 announcement of our comprehensive strategic plan, which includes reviewing select underperforming international markets, IMI committed in May 2011 to a plan to sell the New Zealand Business. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in income (loss) from discontinued operations. In the calculation of the carrying value of our New Zealand Business, we allocated the goodwill of our Australia/New Zealand reporting unit between Australia and New Zealand on a relative fair value basis. Additionally, we recorded a tax benefit of $9,442 during the second quarter of 2011 associated with the outside tax basis of our New Zealand Business, which is also reflected in income (loss) from discontinued operations. No valuation allowance was provided against the $9,442 recorded as such amount is recoverable against the capital gain associated with the Digital Sale. We anticipate completing the sale of the New Zealand Business by the end of May 2012. The New Zealand Business was previously included within the International Physical Business segment. As of June 30, 2011, the New Zealand Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the New Zealand Business have been reflected as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the New Zealand Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Total Revenues	$1,716	$2,160	$3,470	$4,143

Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$(107)	$(4,876)	$(541)	$(4,948)
Provision (Benefit) for Income Taxes	—	(9,442)	—	(9,442)

Income (Loss) from Discontinued Operations, Net of Tax	$(107)	$4,566	$(541)	$4,494

Gain on Sale of Discontinued Operations	$—	$—	$—	$—
Provision for Income Taxes	—	—	—	—

Gain on Sale of Discontinued Operations, Net of Tax	$—	$—	$—	$—

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$(107)	$4,566	$(541)	$4,494

        The carrying amounts of the major classes of assets and liabilities of the New Zealand Business were as follows:

	December 31, 2010	June 30, 2011
Accounts receivable, net	$1,339	$1,285
Prepaid expenses and other	1,034	1,050

Current assets of discontinued operations	2,373	2,335
Property, plant and equipment, net	3,746	3,690
Goodwill, net	6,128	1,228
Other assets, net	5,689	5,873

Non-current assets of discontinued operations	15,563	10,791

Assets of discontinued operations	$17,936	$13,126

Current portion of long-term debt	$387	$3
Accounts payable	263	343
Accrued expenses	1,382	1,094
Deferred revenue	113	81

Current liabilities of discontinued operations	2,145	1,521
Other long-term liabilities	24	26
Deferred income taxes	1,679	1,795

Non-current liabilities of discontinued operations	1,703	1,821

Liabilities of discontinued operations	$3,848	$3,342

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2011 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and six months ended June 30, 2011, included herein, and for the year ended December 31, 2010, included in our Annual Report on Form 10-K dated March 1, 2011.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our expected divestiture of the New Zealand Business and our intent and ability to repurchase shares and pay dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the cost or potential liabilities associated with real estate necessary for our business; (6) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate; (8) the successful sale of the New Zealand Business; (9) claims that our technology violates the intellectual property rights of a third party; (10) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (11) the impact of alternative, more attractive investments on dividends or stock repurchases; (12) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on March 1, 2011 (our "Annual Report") and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation and Amortization ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization and (gain) loss on disposal/writedown of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gains) and losses on disposal/writedown of property, plant and equipment, net; (2) other expense (income), net; (3) cumulative effect of change in accounting principle; (4) income (loss) from discontinued operations; (5) gain (loss) on sale of discontinued operations; and (6) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Adjusted OIBDA to Operating Income (Loss); Income (Loss) from Continuing Operations and Net Income (Loss) (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Adjusted OIBDA	$233,327	$226,938	$448,033	$442,620
Less: Depreciation and Amortization	75,499	79,778	151,113	160,857
Loss (gain) on disposal/writedown of property, plant and equipment, net	(139)	(211)	(1,156)	512

Operating Income (Loss)	157,967	147,371	298,076	281,251
Less: Interest Expense, Net	52,617	49,011	105,533	97,998
Other (Income) Expense, Net	4,148	2,657	12,908	(6,296)
Provision (Benefit) for Income Taxes	52,274	30,173	97,482	46,858

Income (Loss) from Continuing Operations	48,928	65,530	82,153	142,691
Income (Loss) from Discontinued Operations	(7,176)	(5,832)	(14,562)	(8,374)
Gain (Loss) on Sale of Discontinued Operations	—	193,349	—	193,349
Net Income (Loss) Attributable to Noncontrolling interests	460	363	733	1,522

Net Income (Loss) Attributable to Iron Mountain Incorporated	$41,292	$252,684	$66,858	$326,144

Free Cash Flows before Acquisitions and Discretionary Investment ("FCF")

        FCF is defined as Cash Flows from Operating Activities less capital expenditures (excluding real estate), net of proceeds from the sales of property and equipment and other, net and additions to customer acquisition cost. Our management uses this measure when evaluating the operating performance of our consolidated business. We believe this measure provides relevant and useful information to our current and potential investors. FCF is a useful measure in determining our ability to generate excess cash that may be used for reinvestment in the business, discretionary deployment in investments such as real estate or acquisition opportunities, returning of capital to our shareholders and voluntary prepayments of indebtedness. FCF reconciled to Cash Flows from Operating Activities (in thousands):

	Six Months Ended June 30,
	2010	2011
Free Cash Flows before Acquisitions and Discretionary Investments	$149,725	$139,546
Add: Capital Expenditures (excluding real estate), net	115,143	90,587
Additions to Customer Acquisitions Costs	5,469	11,077

Cash Flows From Operating Activities—Continuing Operations	$270,337	$241,210

Cash Flows From Investing Activities—Continuing Operations	$(172,441)	$(186,076)

Cash Flows From Financing Activities—Continuing Operations	$(79,383)	$(423,084)

Adjusted Earnings per Share ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (a) (gains) losses on the disposal/write down of property, plant and equipment, net; (b) goodwill impairment charges; (c) other expense (income), net; (d) the tax impact of reconciling items and discrete tax items; and (e) net income (loss) attributable to noncontrolling interests. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS from continuing operations is of value to investors when comparing our results from past, present and future periods.

        Adjusted EPS—Fully Diluted from Continuing Operations reconciled to Reported EPS Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2011	2010	2011
Adjusted EPS—Fully Diluted from Continuing Operations	$0.32	$0.29	$0.56	$0.56
Less: (Gain) Loss on disposal/writedown of property, plant and equipment, net	—	—	(0.01)	—
Other Expense (Income), net	0.02	0.01	0.06	(0.03)
Tax impact of reconciling items and discrete tax items	0.06	(0.04)	0.11	(0.12)

Reported EPS—Fully Diluted from Continuing Operations	$0.24	$0.32	$0.40	$0.71

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report and the consolidated financial statements and the notes included therein. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2010.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board (the "FASB") issued amended guidance which revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options currently available in Accounting Standards Codification ("ASC") 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently under ASC 220, and the second statement would include components of other comprehensive income ("OCI"). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The amended guidance does not change the current option for entities to present components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. The amended guidance does not change the items that must be reported in OCI. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption of the amended guidance is permitted; however, we do not intend to early adopt. Adoption is not expected to have a material impact on our consolidated financial statements or results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2011 within each section. Trends and changes that are consistent within the three and six month periods are not repeated and are discussed on a year-to-date basis.

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with the fiscal year-end of Iron Mountain Incorporated ("IMI"), which is December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it results in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in a subsidiary's year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods prior to January 1, 2010, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial differences arising from the change.

        In August 2010, we divested the domain name management product line (the "Domain Name Product Line") of our digital business. On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). In the Digital Sale, Autonomy purchased (i) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (ii) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and the financial position, operating results and cash flows, for all periods presented in this Quarterly Report on Form 10-Q, including the gain on the sale, have been reflected as discontinued operations for financial reporting purposes. IMI retained its intellectual software escrow services business which had previously been reported in the Worldwide Digital Business segment along with the Digital Business and the Domain Name Product Line. The intellectual software escrow services business is now reported in the North American Physical Business segment. Additionally, in May 2011, we committed to a plan to sell our records management business in New Zealand (the "New Zealand Business"). As of June 30, 2011, the New Zealand Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the New Zealand Business have been reflected as discontinued operations for financial reporting purposes. See "Note 10. Discontinued Operations" of the Notes to Consolidated Financial Statements.

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis), which are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by approximately $7.0 million and $14.1 million and increase service revenues by a corresponding amount for the three and six months ended June 30, 2010, respectively. There was no change in total consolidated reported revenues and the changes were not material to internal revenue growth calculations.

        Cost of sales (excluding depreciation and amortization) consists primarily of wages and benefits for field personnel, facility occupancy costs (including rent and utilities), transportation expenses (including vehicle leases and fuel), other product cost of sales and other equipment costs and supplies. Of these, wages and benefits and facility occupancy costs are the most significant. Trends in total wages and benefits in dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance and workers compensation. Trends in facility occupancy costs are impacted by the total number of facilities we occupy, the mix of properties we own versus properties we occupy under operating leases, fluctuations in per square foot occupancy costs, and the levels of utilization of these properties.

        The expansion of our European and secure shredding businesses has impacted the major cost of sales components. Our European operations are more labor intensive than our core U.S. physical businesses and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American core physical business. This trend is more than offset by improvements in domestic labor costs as a percentage of North American revenues. Our secure shredding operations incur less facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.492	$1.631	9.3%
Canadian dollar	$0.973	$1.033	6.2%
Euro	$1.275	$1.439	12.9%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.526	$1.617	6.0%
Canadian dollar	$0.967	$1.024	5.9%
Euro	$1.330	$1.403	5.5%

Results of Operations

        Comparison of Three and Six Months Ended June 30, 2011 to Three and Six Months Ended June 30, 2010 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$724,783	$762,889	$38,106	5.3%
Operating Expenses	566,816	615,518	48,702	8.6%

Operating Income	157,967	147,371	(10,596)	(6.7)%
Other Expenses, Net	109,039	81,841	(27,198)	(24.9)%

Income (Loss) from Continuing Operations	48,928	65,530	16,602	33.9%
Income (Loss) from Discontinued Operations	(7,176)	(5,832)	1,344	18.7%
Gain (Loss) on Sale of Discontinued Operations	—	193,349	193,349	100.0%

Net Income (Loss)	41,752	253,047	211,295	506.1%
Net Income (Loss) Attributable to Noncontrolling Interests	460	363	(97)	21.1%

Net Income Attributable to Iron Mountain Incorporated	$41,292	$252,684	$211,392	511.9%

Adjusted OIBDA(1)	$233,327	$226,938	$(6,389)	(2.7)%

Adjusted OIBDA Margin(1)	32.2%	29.7%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$1,450,363	$1,513,181	$62,818	4.3%
Operating Expenses	1,152,287	1,231,930	79,643	6.9%

Operating Income	298,076	281,251	(16,825)	(5.6)%
Other Expenses, Net	215,923	138,560	(77,363)	(35.8)%

Income (Loss) from Continuing Operations	82,153	142,691	60,538	73.7%
Income (Loss) from Discontinued Operations	(14,562)	(8,374)	6,188	42.5%
Gain (Loss) on Sale of Discontinued Operations	—	193,349	193,349	100.0%

Net Income (Loss)	67,591	327,666	260,075	384.8%
Net Income (Loss) Attributable to Noncontrolling Interests	733	1,522	789	(107.6)%

Net Income Attributable to Iron Mountain Incorporated	$66,858	$326,144	$259,286	387.8%

Adjusted OIBDA(1)	$448,033	$442,620	$(5,413)	(1.2)%

Adjusted OIBDA Margin(1)	30.9%	29.3%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation and Amortization, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$398,131	$420,568	$22,437	5.6%	2.6%	2.7%
Core Service	240,513	250,323	9,810	4.1%	0.3%	(0.1)%

Total Core Revenue	638,644	670,891	32,247	5.0%	1.7%	1.6%
Complementary Services	86,139	91,998	5,859	6.8%	3.9%	4.0%

Total Revenue	$724,783	$762,889	$38,106	5.3%	2.0%	1.9%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$796,378	$837,651	$41,273	5.2%	3.2%	2.8%
Core Service	480,428	492,938	12,510	2.6%	0.0%	(0.6)%

Total Core Revenue	1,276,806	1,330,589	53,783	4.2%	2.0%	1.5%
Complementary Services	173,557	182,592	9,035	5.2%	3.1%	3.1%

Total Revenue	$1,450,363	$1,513,181	$62,818	4.3%	2.1%	1.7%

(1)
Constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $22.4 million, or 5.6%, to $420.6 million and increased $41.3 million, or 5.2%, to $837.7 million for the three and six months ended June 30, 2011, respectively, from $398.1 million and $796.4 million for the three and six months ended June 30, 2010, respectively. The increase is attributable to internal revenue growth of 2.7% and 2.8% for the three and six month periods ended June 30, 2011, respectively. Foreign currency exchange rate fluctuations added approximately 3.1% and 2.1% to our storage revenue growth rate for the three and six month periods ended June 30, 2011, respectively. Net acquisitions/divestitures contributed 1.0% and 0.9% of the increase in reported storage revenues in the three and six month periods ended June 30, 2011, respectively, compared to the same periods in 2010. Our storage growth rate in the first six months of 2011 was driven by continued solid storage growth in the International Physical Business segment and consistent volume and price trends in our North American Physical Business segment.

        Consolidated service revenues consisting of core service and complementary services increased $15.7 million, or 4.8%, to $342.3 million and increased $21.5 million, or 3.3%, to $675.5 million for the three and six months ended June 30, 2011, respectively, from $326.7 million and $654.0 million for the three and six months ended June 30, 2010, respectively. Service revenue internal growth was 1.0% and 0.4% for the three and six month periods ended June 30, 2011, respectively. The service revenue internal growth for the three months ended June 30, 2011 was driven by complementary service revenue internal growth of 4.0%, partially offset by negative core service internal growth of 0.1%. The service revenue internal growth for the six months ended June 30, 2011 was driven by complementary service revenue internal growth of 3.1%, partially offset by negative core service internal growth of 0.6%. Complementary service revenues increased in the three and six months ended June 30, 2011 compared to the same periods in 2010, primarily due to $10.4 million and $13.4 million, respectively, of additional revenues generated from the sale of recycled paper due to increases in paper prices, as well as, strong growth in hybrid services revenues. Core service revenue internal growth in the three and six months ended June 30, 2011 was constrained by consistent economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. These decreases were partially offset by higher fuel surcharges. Favorable foreign currency exchange rate fluctuations for the three and six months ended June 30, 2011 compared to the same periods in 2010 increased reported service revenues by 3.6% and 2.5%, respectively. Net acquisitions/divestitures contributed 0.9% and 0.8% of the increase in reported service revenues in the three and six months ended June 30, 2011 compared to the same periods in 2010.

        For the reasons stated above, our consolidated revenues increased $38.1 million, or 5.3%, to $762.9 million for the three months ended and increased $62.8 million, or 4.3%, to $1,513.2 million for the six months ended June 30, 2011, from $724.8 million and $1,450.4 million for the three and six months ended June 30, 2010. During the quarter ended June 30, 2011, we recorded a $6.0 million reduction to reported revenues related to a pricing adjustment involving a government contract. Internal growth calculations for the three and six months ended June 30, 2011 exclude this adjustment. Internal revenue growth was 1.9% and 1.7% for the three and six months ended June 30, 2011, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and six months ended June 30, 2011, foreign currency exchange rate fluctuations increased our consolidated revenues by 3.3% and 2.2%, respectively, primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisition/divestitures contributed 0.9% of the increase in total reported revenues in both the three and six months ended June 30, 2011 compared to the same periods in 2010.

Internal Growth—Eight-Quarter Trend

	2009		2010				2011
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Revenue	7.6%	5.5%	4.4%	3.7%	2.2%	2.2%	2.8%	2.7%
Service Revenue	(2.7)%	0.0%	4.5%	3.3%	4.2%	1.0%	(0.2)%	1.0%
Total Revenue	2.8%	3.0%	4.4%	2.6%	2.6%	1.6%	1.5%	1.9%

        During the past eight quarters our storage internal growth rate has ranged between 2.2% and 7.6%. Our storage growth rate moderated in late 2009 and into 2010 due to the economic downturn, which resulted in reduced average net pricing gains in the North American records management business due to the current low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management business, which were offset by new sales in international markets. Our storage growth rate in the first and second quarter of 2011 was driven by continued solid storage growth in the International Physical Business segment and improved new sales in our North American records management physical business. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service revenues reflects the following: (1) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services; and (3) improvement in commodity prices for recycled paper and increased fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$143,985	$151,292	$7,307	5.1%	1.0%	19.9%	19.8%	(0.1)%
Facilities	98,217	104,054	5,837	5.9%	2.2%	13.6%	13.6%	0.0%
Transportation	26,580	32,008	5,428	20.4%	16.2%	3.7%	4.2%	0.5%
Product Cost of Sales and Other	25,899	24,028	(1,871)	(7.2)%	(11.5)%	3.6%	3.1%	(0.5)%

	$294,681	$311,382	$16,701	5.7%	1.7%	40.7%	40.8%	0.1%

				Percentage Change
	Six Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$293,665	$301,615	$7,950	2.7%	0.0%	20.2%	19.9%	(0.3)%
Facilities	207,584	217,295	9,711	4.7%	2.3%	14.3%	14.4%	0.1%
Transportation	52,775	62,893	10,118	19.2%	16.4%	3.6%	4.2%	0.6%
Product Cost of Sales and Other	51,746	49,062	(2,684)	(5.2)%	(8.0)%	3.6%	3.2%	(0.4)%

	$605,770	$630,865	$25,095	4.1%	1.5%	41.8%	41.7%	(0.1)%

Labor

        Labor expense decreased to 19.9% of consolidated revenues in the six months ended June 30, 2011 compared to 20.2% in the comparable prior year period. For the six month period ended June 30, 2011, labor expense was unfavorably impacted by 2.7 percentage points due to currency rate changes. Excluding the effect of currency rate fluctuations, labor expense for the six months ended June 30, 2011 was flat compared to six months ended June 30, 2010.

Facilities

        Facilities costs increased to 14.4% of consolidated revenues in the six months ended June 30, 2011 compared to 14.3% in the comparable prior year period. Facilities costs were unfavorably impacted by 2.4 percentage points due to currency rate changes during the six months ended June 30, 2011. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by 0.4% to $106.8 million for the six months ended June 30, 2011 compared to the same period of 2010. Other facilities costs increased by approximately $5.4 million, in constant currency terms, for the six months ended June 30, 2011 compared to the six months ended June 30, 2010, primarily due to increased building maintenance expenses of $5.0 million and increased utility costs of $1.0 million.

Transportation

        Transportation expenses were unfavorably impacted by 2.8 percentage points due to currency rate changes during the six months ended June 30, 2011. Transportation expenses increased by $8.8 million in constant currency terms during the six months ended June 30, 2011 compared to the same period in 2010. The increase in transportation costs was a result of increased third party transportation costs of $4.4 million, fuel costs of $3.3 million and $0.6 million in vehicle repair and insurance costs.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 2.8 percentage points due to currency rate changes during the six months ended June 30, 2011. For the six months ended June 30, 2011, product cost of sales and other decreased by $2.7 million as compared to the prior year on an actual basis, due primarily to a $2.2 million reduction in costs due to a special project in 2010 that did not recur in 2011.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$112,437	$127,226	$14,789	13.2%	9.5%	15.5%	16.7%	1.2%
Sales, Marketing & Account Management	56,716	66,956	10,240	18.1%	14.1%	7.8%	8.8%	1.0%
Information Technology	24,041	27,674	3,633	15.1%	11.7%	3.3%	3.6%	0.3%
Bad Debt Expense	3,581	2,713	(868)	(24.2)%	(28.2)%	0.5%	0.4%	(0.1)%

	$196,775	$224,569	$27,794	14.1%	10.4%	27.1%	29.4%	2.3%

				Percentage Change
	Six Months Ended June 30,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$232,515	$252,328	$19,813	8.5%	5.5%	16.0%	16.7%	0.7%
Sales, Marketing & Account Management	107,364	127,450	20,086	18.7%	16.0%	7.4%	8.4%	1.0%
Information Technology	48,518	55,028	6,510	13.4%	11.2%	3.3%	3.6%	0.3%
Bad Debt Expense	8,163	4,890	(3,273)	(40.1)%	(42.0)%	0.6%	0.3%	(0.3)%

	$396,560	$439,696	$43,136	10.9%	8.1%	27.3%	29.1%	1.8%

General and Administrative

        General and administrative expenses increased to 16.7% of consolidated revenues during the six months ended June 30, 2011 compared to 16.0% in the comparable prior year period. General and administrative expenses were unfavorably impacted by 3.0 percentage points due to currency rate changes during the first six months of 2011. In constant currency terms, general and administrative expenses increased by $13.2 million during the six months ended June 30, 2011 compared to the same period in 2010. The increase was primarily attributable to $14.2 million of advisory fees and other costs associated with our recent proxy contest and increased incentive compensation of $5.1 million, partially offset by a reduction in other professional fees of $5.5 million.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 2.7 percentage points due to currency rate changes during the six months ended June 30, 2011. In constant currency terms, the increase of $17.6 million during the six months ended June 30, 2011 is primarily related to increased sales and marketing efforts within North America, which resulted in increased compensation of $14.0 million, primarily due to increased sales commissions, payroll tax expenses and incentive compensation.

Information Technology

        Information technology expenses were unfavorably impacted by 2.2 percentage points due to currency rate changes during the six months ended June 30, 2011. In constant currency terms, information technology expenses increased $5.5 million during the six months ended June 30, 2011 compared to the same period in 2010 due to an increase in third party contract costs, including software licenses of $4.3 million and increased incentive compensation of $1.6 million.

Bad Debt Expense

        Consolidated bad debt expense for the six months ended June 30, 2011 decreased $3.3 million, or 40.1%, to $4.9 million (0.3% of consolidated revenues) compared to $8.2 million (0.6% of consolidated revenues) in the same period in 2010. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net

        Depreciation expense increased $3.4 million and $8.2 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010. The change was primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems, hardware and software, and buildings primarily in our International Physical Business segment.

        Amortization expense increased $0.9 million and $1.5 million for the three and six months ended June 30, 2011, respectively, compared to the three and six months ended June 30, 2010, primarily due to amortization of customer relationship intangible assets acquired related to the Poland acquisition described in Note 4 of the Notes to Consolidated Financial Statements.

        Consolidated loss on disposal/writedown of property, plant and equipment, net of $0.5 million for the six months ended June 30, 2011, consisted primarily of a loss of $1.2 million on previously deferred software costs related to our International Physical Business segment associated with certain software development projects that were discontinued after implementation and $0.5 million of write-offs associated with our North American Physical Business segment, offset by gains of $1.2 million related primarily to vehicle dispositions in North America. Consolidated gain on disposal/writedown of property, plant and equipment, net of $1.2 million for the six months ended June 30, 2010, consisted primarily of a gain on the disposition of certain owned equipment of $2.7 million in North America, offset by impairment losses related to certain owned facilities and racking in North America of $1.5 million.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, (1) consolidated operating income decreased $10.6 million, or 6.7%, to $147.4 million (19.3% of consolidated revenues) for the three months ended June 30, 2011 from $158.0 million (21.8% of consolidated revenues) for the three months ended June 30, 2010; (2) consolidated operating income decreased $16.8 million, or 5.6%, to $281.3 million (18.6% of consolidated revenues) for the six months ended June 30, 2011 from $298.1 million (20.6% of consolidated revenues) for the six months ended June 30, 2010; (3) consolidated Adjusted OIBDA decreased $6.4 million, or 2.7%, to $226.9 million (29.7% of consolidated revenues) for the three months ended June 30, 2011 from $233.3 million (32.2% of consolidated revenues) for the three months ended June 30, 2010; and (4) consolidated Adjusted OIBDA decreased $5.4 million, or 1.2%, to $442.6 million (29.3% of consolidated revenues) for the six months ended June 30, 2011 from $448.0 million (30.9% of consolidated revenues) for the six months ended June 30, 2010.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $3.6 million to $49.0 million (6.4% of consolidated revenues) and $7.5 million to $98.0 million (6.5% of consolidated revenues) for the three and six months ended June 30, 2011, respectively, from $52.6 million (7.3% of consolidated revenues) and $105.5 million (7.3% of consolidated revenues) for the three and six months ended June 30, 2010, primarily due to the early retirement of $431.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes") during late 2010 and early 2011. Our weighted average interest rate was 7.1% and 7.0% at June 30, 2011 and 2010, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2010	2011		2010	2011
Foreign currency transaction (gains) losses, net	$3,754	$1,853	$(1,901)	$8,951	$(1,243)	$(10,194)
Debt extinguishment expense, net	—	1,843	1,843	—	993	993
Other, net	394	(1,039)	(1,433)	3,957	(6,046)	(10,003)

	$4,148	$2,657	$(1,491)	$12,908	$(6,296)	$(19,204)

        Net foreign currency transaction gains of $1.2 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2011. Gains resulted primarily from changes in the exchange rate of the British pound sterling, Euro, Russian ruble and Australian dollar against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European and Australian subsidiaries, which were partially offset by losses as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds issued by IMI.

        Net foreign currency transaction losses of $9.0 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, Euro, Russian ruble and certain Latin American currencies against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, which were partially offset by gains as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds issued by IMI.

        We recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% notes. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs. Other, net in the six months ended June 30, 2011 also includes a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held in our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

        A charge of $4.7 million is included in other (income) expense, net in the six months ended June 30, 2010 related to the impact of the change in IME's fiscal year-end as of January 1, 2010. Since its inception, IME operated with an October 31 fiscal year-end. Therefore, IME's financial results had historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, the IME fiscal year-end was changed to December 31 to match our fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009.

Provision for Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2010 were 51.7% and 54.3%, respectively. Our effective tax rates for the three and six months ended June 30, 2011 were 31.5% and 24.7%, respectively. The primary reconciling items between the statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 31, 2010, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2010 effective tax rate by 10.3% and 12.1%, respectively. During the three and six months ended June 30, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate by 2.2% and 7.0%, respectively.

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

INCOME (LOSS) FROM CONTINUING OPERATIONS

        As a result of all the foregoing factors, (1) consolidated income (loss) from continuing operations for the three months ended June 30, 2011 increased $16.6 million, or 33.9%, to $65.5 million (8.6% of consolidated revenues) from income (loss) from continuing operations of $48.9 million (6.8% of consolidated revenues) for the three months ended June 30, 2010 and (2) consolidated income (loss) from continuing operations for the six months ended June 30, 2011 increased $60.5 million, or 73.7%, to $142.7 million (9.4% of consolidated revenues) from income (loss) from continuing operations of $82.2 million (5.7% of consolidated revenues) for the six months ended June 30, 2010.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS

        Loss from discontinued operations was $(7.2) million and $(5.8) million for the three months ended June 30, 2010 and June 30, 2011, respectively, and $(14.6) million and $(8.4) million for the six months ended June 30, 2010 and June 30, 2011, respectively. During the second quarter of 2011, we recorded an impairment charge of $4.9 million to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in income (loss) from discontinued operations. Additionally, we recorded a tax benefit of $9.4 million during the second quarter of 2011 associated with the outside tax basis of our New Zealand Business, which is also reflected in income (loss) from discontinued operations.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. Transaction costs amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. Also, an estimated tax provision of $52.3 million associated with the gain recorded on the Digital Sale was recorded during the three month period ended June 30, 2011. A gain on sale of discontinued operations in the amount of $245.7 million ($193.3 million, net of tax) was recorded during the three month period ended June 30, 2011 as a result of the Digital Sale.

NONCONTROLLING INTERESTS

        For the three and six months ended June 30, 2011, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.4 million and $1.5 million, respectively. Net income attributable to noncontrolling interests was $0.5 million and $0.7 million for the three and six months ended June 30, 2010, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Beginning June 2011, as a result of the disposition of our Digital Business and our decision to sell the New Zealand Business as discussed in Note 10 to Notes to Consolidated Financial Statements, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the Worldwide Digital Business is no longer reported separately in our management reporting as the operations associated with the Domain Name Product Line and the Digital Business are reflected as discontinued operations. Also, the intellectual property escrow services business, which we continue to own and operate and was previously reflected in the Worldwide Digital Business segment, is now reflected as a component of the North American Physical Business segment. Additionally, the International Physical Business segment no longer includes the New Zealand Business as these operations are reflected as discontinued operations.

        Our reportable operating segments are North American Physical Business, International Physical Business and Corporate. See Note 7 to the Notes to Consolidated Financial Statements. Our North American Physical Business, which consists of the United States and Canada, offers the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment") and intellectual property management escrow services that protect and manage source code. Our International Physical Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and Hybrid Services. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$551,749	$557,513	$5,764	1.0%	0.4%	1.4%

Segment Adjusted OIBDA(1)	$246,503	$242,123	$(4,380)	(1.8)%	(2.4)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	44.7%	43.4%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$1,099,795	$1,112,811	$13,016	1.2%	0.6%	1.0%

Segment Adjusted OIBDA(1)	$471,908	$470,098	$(1,810)	(0.4)%	(1.0)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	42.9%	42.2%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the six months ended June 30, 2011, revenue in our North American Business segment increased 1.2% over the six months ended June 30, 2010, primarily due to internal growth of 1.0%. Internal growth was due to storage internal growth of 1.9% related to increased new sales and lower volume outflows, partially offset by negative total service internal growth of 0.1%. Our core service revenues were constrained by lower service and activity levels partially offset by higher fuel surcharges, yielding negative internal growth of 0.8% for the first half of 2011, while our complementary service revenue yielded 1.7% internal growth as a result of higher pricing of recycled paper, as well as improved special project and product sales. Additionally, favorable foreign currency rate changes related to the Canadian dollar resulted in increased 2011 revenue, as measured in U.S. dollars, of 0.6% for the first half of 2011. Adjusted OIBDA as a percentage of segment revenue decreased in the first half of 2011 compared to the first half of 2010 due mainly to planned increased sales and marketing expenses, as well as higher incentive compensation accruals of $9.1 million.

International Physical Business

				Percentage Change
	Three Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$173,034	$205,376	$32,342	18.7%	6.6%	3.5%

Segment Adjusted OIBDA(1)	$30,753	$38,802	$8,049	26.2%	13.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	17.8%	18.9%

				Percentage Change
	Six Months Ended June 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$350,568	$400,370	$49,802	14.2%	6.7%	3.8%

Segment Adjusted OIBDA(1)	$65,000	$76,063	$11,063	17.0%	9.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.5%	19.0%

(1)
See Note 7 to the Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 14.2% during the first half of 2011 over the same period last year due to internal growth of 3.8%, as well as foreign currency fluctuations in 2011, primarily in Europe, which resulted in increased 2011 revenue, as measured in U.S. dollars, of approximately 7.6% as compared to 2010. Total internal revenue growth for the segment for the six months ended June 30, 2011 was supported by solid 5.7% storage internal growth and total service internal growth of 1.7%. Acquisitions contributed 2.8% of the increase in total reported international revenues in the six months ended June 30, 2011, primarily due to our acquisitions in Poland in the first quarter of 2011 and Greece in the second quarter of 2010. Adjusted OIBDA as a percentage of segment revenue increased in the six months ended June 30, 2011 compared to the comparable prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management, offset by $5.4 million of additional productivity investments.

Corporate

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2010	2011
Segment Adjusted OIBDA(1)	$(43,929)	$(53,987)	$(10,058)	(22.9)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.1)%	(7.1)%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2010	2011
Segment Adjusted OIBDA(1)	$(88,875)	$(103,541)	$(14,666)	(16.5)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.1)%	(6.8)%

(1)
See Note 7 to the Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the six months ended June 30, 2011, expenses in the Corporate segment as a percentage of consolidated revenue increased 0.7% over the six months ended June 30, 2010 primarily due to $14.2 million of advisory fees and other costs associated with our recent proxy contest.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2010	2011
Cash flows from operating activities—continuing operations	$270,337	$241,210
Cash flows from investing activities—continuing operations	(172,441)	(186,076)
Cash flows from financing activities—continuing operations	(79,383)	(423,084)
Cash and cash equivalents at the end of period	340,479	271,424

        Net cash provided by operating activities from continuing operations was $241.2 million for the six months ended June 30, 2011 compared to $270.3 million for the six months ended June 30, 2010. The 10.8% decrease resulted primarily from uses in working capital of $72.1 million over the same period last year, partially offset by an increase in income from continuing operations. Uses of working capital are primarily related to increases in amounts paid for income taxes and reductions in cash collections from customers associated with accounts receivable in 2011 compared to 2010.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2011 amounted to $99.4 million, $75.2 million and $11.1 million, respectively. For the six months ended June 30, 2011, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $230.0 million in the year ending December 31, 2011. Included in our estimated capital expenditures for 2011 is approximately $20.0 million of real estate purchases.

        Net cash used in financing activities from continuing operations was $423.1 million for the six months ended June 30, 2011. During the six months ended June 30, 2011, we had net borrowings under our revolving credit and term loan facilities and other debt of $82.4 million and $69.5 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand: (i) for the early retirement of $231.3 million of 7 3/4% notes; (ii) to repurchase $261.0 million of our common stock; (iii) to pay dividends in the amount of $75.0 million on our common stock; and (iv) to fund debt financing costs of $8.2 million.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock, and in October 2010 our board of directors authorized up to an additional $200.0 million of such purchases. In May 2011, our board of directors authorized up to an additional $850.0 million of such purchases, for a total authorization of $1.2 billion. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250.0 million of our common stock. The price of the shares repurchased may be different under each such repurchase agreement and in each case will be determined based on a discount to certain volume weighted average trading prices of our common stock over a period of up to three months. As of June 30, 2011 we had a remaining amount available for repurchase under our share repurchase program of $1,077.6 million, which includes those two prepaid variable share repurchase agreements, and represents approximately 16% in the aggregate of our outstanding common stock based on the closing price on such date. In the third quarter of 2011, both of the prepaid variable share repurchase agreements were settled and 7.5 million shares were delivered to us and retired.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first six months of 2011:

	2011
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$238,532
Authorizations		850,000
Repurchases paid	384,169	(10,963)
Repurchases unsettled		—

Authorization remaining as of June 30,(2)		$1,077,569

(1)
Amount excludes commissions paid associated with share repurchases.

(2)
Amount has not been reduced by the $250.0 million of the prepaid variable share repurchase agreements discussed above, as they were not completed until the third quarter of 2011.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In the first six months of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	$0.2500	June 24, 2011	$50,694	July 15, 2011

        We are committed to stockholder payouts of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders by May 2012 through a combination of share buybacks, including pursuant to the prepaid variable share repurchase agreements we entered in May 2011, ongoing quarterly dividends and potential one-time dividends. We expect to fund these payouts with cash flows from operations, borrowings under existing and potentially additional debt instruments. With regard to our levels of indebtedness, we plan to operate around the mid-point of our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facility).

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. treasuries) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2011 relate to cash and cash equivalents and restricted cash held on deposit with six global banks and three "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As of June 30, 2011, our cash and cash equivalents and restricted cash balance was $306.5 million, including money market funds and time deposits amounting to $268.2 million. A substantial portion of these money market funds are invested in U.S. treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2011 was comprised of the following (in thousands):

New Revolving Credit Facility(1)	$—
New Term Loan Facility(1)	500,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)	240,870
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)	317,776
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	181,064
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)	49,791
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)	367,514
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)	548,260
Real Estate Mortgages, Capital Leases and Other	227,844

Total Long-term Debt	2,933,119
Less Current Portion	(66,199)

Long-term Debt, Net of Current Portion	$2,866,920

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

        On June 27, 2011, we entered into a new credit agreement to replace the IMI revolving credit facility and the IMI term loan facility, each entered into on April 16, 2007. The new credit agreement consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the new credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollar, British pound sterling and Euros, among other currencies) (the "New Revolving Credit Facility") and (ii) a $500.0 million term loan facility (the "New Term Loan Facility", and collectively with the New Revolving Credit Facility, the "New Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement up to a maximum of $1.8 billion. The New Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the New Credit Agreement, borrow under certain of the following tranches of the New Revolving Credit Facility: (a) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pound sterling and Euros, (b) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (c) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The New Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the New Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1.8 million to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of June 30, 2011, we had no outstanding borrowings under the New Revolving Credit Facility; we had various outstanding letters of credit totaling $6.7 million. The remaining availability on June 30, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $718.3 million. The interest rate in effect under the New Term Loan Facility was 4.0% as of June 30, 2011.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 2.8 as of December 31, 2010 and June 30, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.5 as of December 31, 2010 and June 30, 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.8 as of June 30, 2011, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage ratios and the fixed charge coverage ratio would have a material adverse effect on our financial condition and liquidity.

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

        In January 2011, we redeemed the remaining $231.3 million aggregate principal amount outstanding of the 7 3/4% notes at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $0.9 million in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

        On June 2, 2011, we completed the sale of the Digital Business to Autonomy. Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. Transaction costs amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility and expect to use approximately $52.3 million of the net proceeds to fund cash taxes due as a result of the Digital Sale.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which begin to expire in 2020 through 2029, of $28.2 million ($9.9 million, tax effected) at June 30, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $11.8 million (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $33.0 million, with various expiration dates, subject to a valuation allowance of approximately 73%. We also have foreign tax credits of $56.2 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2011 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended of June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In August 2010, we were named as a defendant in a patent infringement suit filed in the US District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the backup technology of Connected Corporation ("Connected") infringes certain U.S. patents owned by the plaintiff and seeks damages equal to 10% of the Connected revenue from 2005 through 2010, or approximately $26.0 million, and future royalties. A final pre-trial conference has been scheduled for October 12, 2012. We expect the court to establish a trial date during the pre-trial conference. As part of the sale of our Digital Business discussed at Note 10, Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended June 30, 2011, nor did we repurchase any shares of our common stock during the three months ended June 30, 2011.

        In February 2010, we announced that our board of directors had authorized a stock repurchase program for up to $150.0 million of our common stock from time to time on the open market or in privately negotiated transactions. In October 2010, our board of directors authorized up to an additional $200.0 million of such purchases. In May 2011, our board of directors authorized up to an additional $850.0 million of such purchases for a total of $1.2 billion. The board of directors did not specify an expiration date for this program.

        Under this authority, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250.0 million of our common stock. These prepaid variable share repurchase agreements settled for an aggregate of 7.5 million shares of common stock in the third quarter of 2011.

        As of June 30, 2011 and August 1, 2011, we had approximately $1.1 billion and $828.6 million, respectively, available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)
Exhibits

Exhibit No.	Description
2.1	Purchase and Sale Agreement, by and among Autonomy Corporation plc, Iron Mountain Incorporated and Certain of its Subsidiaries, dated as of May 15, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K, dated June 8, 2011.)
10.1
Credit Agreement, dated as of June 27, 2011, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l, the Lenders party thereto, RBS Citizens, N.A. and Bank of America, N.A., as Co-Syndication Agents, Barclays Bank PLC, HSBC Bank USA, N.A., Morgan Stanley Senior Funding, Inc. and the Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities LLC and RBS Citizens, N.A., as Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Agent for the Lenders. (Filed herewith.)
10.2	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (Filed herewith.)
10.3	Restated Compensation Plan for Non-Employee Directors. (Incorporated by reference to the Company's Current Report on Form 8-K, dated July 6, 2011.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 8, 2011 (DATE)	By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)