Form 10-Q
period 2011-09-30
IRON MOUNTAIN INC
filed 2011-11-08
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

        Number of shares of the registrant's Common Stock at October 24, 2011: 185,617,679

IRON MOUNTAIN INCORPORATED

INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2010	September 30, 2011
ASSETS
Current Assets:
Cash and cash equivalents	$258,693	$480,879
Restricted cash	35,105	35,109
Accounts receivable (less allowances of $21,545 and $23,012, as of December 31, 2010 and September 30, 2011, respectively)	533,070	548,422
Deferred income taxes	37,565	50,955
Prepaid expenses and other	138,643	132,315
Assets of discontinued operations (see Note 10)	202,726	12,263

Total Current Assets	1,205,802	1,259,943
Property, Plant and Equipment:
Property, plant and equipment	4,178,652	4,208,018
Less—Accumulated depreciation	(1,702,825)	(1,812,051)

Property, Plant and Equipment, net	2,475,827	2,395,967
Other Assets, net:
Goodwill	2,282,137	2,259,087
Customer relationships and acquisition costs	387,779	417,825
Deferred financing costs	29,146	37,169
Other	29,042	21,452

Total Other Assets, net	2,728,104	2,735,533

Total Assets	$6,409,733	$6,391,443

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$96,603	$63,193
Accounts payable	145,089	130,470
Accrued expenses	385,056	392,420
Deferred revenue	173,676	166,096
Liabilities of discontinued operations (see Note 10)	57,222	2,510

Total Current Liabilities	857,646	754,689
Long-term Debt, net of current portion	2,912,465	3,257,213
Other Long-term Liabilities	86,605	52,695
Deferred Rent	95,860	95,567
Deferred Income Taxes	493,895	517,578
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,064,066 shares and 186,615,930 shares, as of December 31, 2010 and September 30, 2011, respectively)	2,001	1,866
Additional paid-in capital	1,228,655	774,821
Retained earnings	695,707	924,087
Accumulated other comprehensive items, net	29,482	5,552

Total Iron Mountain Incorporated Stockholders' Equity	1,955,845	1,706,326

Noncontrolling Interests	7,417	7,375

Total Equity	1,963,262	1,713,701

Total Liabilities and Equity	$6,409,733	$6,391,443

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended September 30,
	2010	2011
Revenues:
Storage (see Note 2.q.)	$403,670	$428,748
Service (see Note 2.q.)	327,462	343,334

Total Revenues	731,132	772,082
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	299,622	309,703
Selling, general and administrative	180,156	210,110
Depreciation and amortization	77,235	77,838
Intangible impairments	76,500	53,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(9,379)	4,634

Total Operating Expenses	624,134	655,285
Operating Income (Loss)	106,998	116,797
Interest Expense, Net (includes Interest Income of $162 and $614 for the three months ended September 30, 2010 and 2011, respectively)	52,054	50,433
Other Expense (Income), Net	(1,856)	16,635

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	56,800	49,729
Provision (Benefit) for Income Taxes	29,310	16,258

Income (Loss) from Continuing Operations	27,490	33,471
Income (Loss) from Discontinued Operations (see Note 10), Net of Tax	(178,307)	(2,457)
Gain (Loss) on Sale of Discontinued Operations (see Note 10), Net of Tax	—	6,911

Net Income (Loss)	(150,817)	37,925
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2,959	587

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(153,776)	$37,338

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.14	$0.17

Total Income (Loss) from Discontinued Operations	$(0.89)	$0.02

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.76)	$0.19

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.14	$0.17

Total Income (Loss) from Discontinued Operations	$(0.89)	$0.02

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.76)	$0.19

Weighted Average Common Shares Outstanding—Basic	201,249	195,610

Weighted Average Common Shares Outstanding—Diluted	201,249	196,717

Dividends Declared per Common Share	$0.0625	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Revenues:
Storage (see Note 2.q.)	$1,200,048	$1,266,399
Service (see Note 2.q.)	981,447	1,018,864

Total Revenues	2,181,495	2,285,263
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	905,392	940,568
Selling, general and administrative	576,716	649,806
Depreciation and amortization	228,348	238,695
Intangible impairments	76,500	53,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(10,535)	5,146

Total Operating Expenses	1,776,421	1,887,215
Operating Income (Loss)	405,074	398,048
Interest Expense, Net (includes Interest Income of $952 and $1,658 for the nine months ended September 30, 2010 and 2011, respectively)	157,587	148,431
Other Expense (Income), Net	11,052	10,339

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	236,435	239,278
Provision (Benefit) for Income Taxes	126,792	63,116

Income (Loss) from Continuing Operations	109,643	176,162
Income (Loss) from Discontinued Operations (see Note 10), Net of Tax	(192,869)	(10,831)
Gain (Loss) on Sale of Discontinued Operations (see Note 10), Net of Tax	—	200,260

Net Income (Loss)	(83,226)	365,591
Less: Net Income (Loss) Attributable to Noncontrolling Interests	3,692	2,109

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(86,918)	$363,482

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.54	$0.88

Total Income (Loss) from Discontinued Operations	$(0.95)	$0.95

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.43)	$1.83

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.54	$0.88

Total Income (Loss) from Discontinued Operations	$(0.95)	$0.95

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.43)	$1.81

Weighted Average Common Shares Outstanding—Basic	202,612	199,164

Weighted Average Common Shares Outstanding—Diluted	202,612	200,427

Dividends Declared per Common Share	$0.1875	$0.6875

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2009	$2,157,471	$—	203,546,757	$2,035	$1,298,657	$825,014	$27,661	$4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,913	29,992	—	876,710	9	29,983	—	—	—
Stock options issued in connection with an acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(94,662)	—	(3,990,634)	(39)	(94,623)	—	—	—
Parent cash dividends (see Note 9)	(37,893)	—	—	—	—	(37,893)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(5,015)	(5,015)	—	—	—	—	(5,344)	329
Net income (loss)	(83,226)	(83,226)	—	—	—	(86,918)	—	3,692

Comprehensive Income (Loss)		$(88,241)	—	—	—	—	—	—

Noncontrolling interests dividends	(1,452)		—	—	—	—	—	(1,452)

Balance, September 30, 2010	$1,967,212		200,432,833	$2,005	$1,236,014	$700,203	$22,317	$6,673

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2010	$1,963,262	$—	200,064,066	$2,001	$1,228,655	$695,707	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $578	94,486	—	3,753,404	37	94,449	—	—	—
Stock repurchases	(548,455)	—	(17,201,540)	(172)	(548,283)	—	—	—
Parent cash dividends (see Note 9)	(135,102)	—	—	—	—	(135,102)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(24,814)	(24,814)	—	—	—	—	(23,930)	(884)
Net income (loss)	365,591	365,591	—	—	—	363,482	—	2,109

Comprehensive Income (Loss)		$340,777	—	—	—	—	—	—

Noncontrolling interests equity contributions	217		—	—	—	—	—	217
Noncontrolling interests dividends	(1,484)		—	—	—	—	—	(1,484)

Balance, September 30, 2011	$1,713,701		186,615,930	$1,866	$774,821	$924,087	$5,552	$7,375

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended September 30,
	2010	2011
Net (Loss) Income	$(150,817)	$37,925
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	46,993	(66,288)

Total Other Comprehensive Income (Loss)	46,993	(66,288)

Comprehensive (Loss) Income	(103,824)	(28,363)
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	3,672	(452)

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(107,496)	$(27,911)

	Nine Months Ended September 30,
	2010	2011
Net (Loss) Income	$(83,226)	$365,591
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5,015)	(24,814)

Total Other Comprehensive (Loss) Income	(5,015)	(24,814)

Comprehensive (Loss) Income	(88,241)	340,777
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	4,021	1,225

Comprehensive (Loss) Income Attributable to Iron Mountain Incorporated	$(92,262)	$339,552

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2010	2011
Cash Flows from Operating Activities:
Net income (loss)	$(83,226)	$365,591
(Income) Loss from discontinued operations (see Note 10)	192,869	10,831
(Gain) Loss on sale of discontinued operations (see Note 10)	—	(200,260)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	209,438	217,343
Amortization (includes deferred financing costs and bond discount of $3,985 and $4,520 for the nine months ended September 30, 2010 and 2011, respectively)	22,895	25,872
Intangible impairments	76,500	53,000
Stock-based compensation expense	13,130	12,442
Provision for deferred income taxes	42,706	14,095
Loss on early extinguishment of debt, net	1,792	993
(Gain) Loss on disposal/writedown of property, plant and equipment, net	(10,535)	5,146
Foreign currency transactions and other, net	20,174	12,090
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	467	(17,153)
Prepaid expenses and other current assets	(8,606)	(4,092)
Accounts payable	(2,947)	875
Accrued expenses, deferred revenue and other current liabilities	(56,890)	(41,541)
Other assets and long-term liabilities	12,944	(5,009)

Cash Flows from Operating Activities—Continuing Operations	430,711	450,223
Cash Flows from Operating Activities—Discontinued Operations	14,325	(39,265)

Cash Flows from Operating Activities	445,036	410,958
Cash Flows from Investing Activities:
Capital expenditures	(189,942)	(148,335)
Cash paid for acquisitions, net of cash acquired	(13,222)	(75,172)
Investment in restricted cash	(35,102)	(4)
Additions to customer relationship and acquisition costs	(10,042)	(16,869)
Proceeds from sales of property and equipment and other, net	17,989	3,810

Cash Flows from Investing Activities—Continuing Operations	(230,319)	(236,570)
Cash Flows from Investing Activities—Discontinued Operations	(122,237)	371,338

Cash Flows from Investing Activities	(352,556)	134,768
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(89,975)	(1,940,741)
Proceeds from revolving credit and term loan facilities and other debt	42,604	2,057,835
Early retirement of senior subordinated notes	(202,584)	(231,255)
Net proceeds from sales of senior subordinated notes	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	52	531
Stock repurchases	(93,693)	(548,455)
Parent cash dividends	(25,361)	(125,739)
Proceeds from exercise of stock options and employee stock purchase plan	12,440	81,887
Excess tax benefits from stock-based compensation	1,913	578
Payment of debt financing costs	—	(8,860)

Cash Flows from Financing Activities—Continuing Operations	(354,604)	(320,219)
Cash Flows from Financing Activities—Discontinued Operations	(440)	(415)

Cash Flows from Financing Activities	(355,044)	(320,634)
Effect of Exchange Rates on Cash and Cash Equivalents	81	(2,906)

(Decrease) Increase in Cash and Cash Equivalents	(262,483)	222,186
Cash and Cash Equivalents, Beginning of Period	446,656	258,693

Cash and Cash Equivalents, End of Period	$184,173	$480,879

Supplemental Information:
Cash Paid for Interest	$186,356	$162,426

Cash Paid for Income Taxes	$104,351	$124,680

Non-Cash Investing and Financing Activities:
Capital Leases	$24,949	$25,062

Accrued Capital Expenditures	$25,901	$20,141

Dividends Payable	$12,532	$46,877

Unsettled Purchases of Parent Common Stock	$970	$10,852

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein without audit and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. We are a global, full-service provider of information management and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2010 included in our Current Report on Form 8-K filed on September 19, 2011.

        In August 2010, Iron Mountain Incorporated ("IMI") divested the domain name management product line of our digital business (the "Domain Name Product Line"). On June 2, 2011, IMI completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). The financial position, operating results and cash flows of the Domain Name Product Line and the Digital Business, for all periods presented, including the gains on the sales, have been reported as discontinued operations for financial reporting purposes. Additionally, in May 2011, IMI committed to a plan to sell our records management business in New Zealand (the "New Zealand Business"). The New Zealand Business was sold on October 3, 2011. The financial position, operating results and cash flows of the New Zealand Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See "Note 10. Discontinued Operations" for a further discussion of these events.

(2) Summary of Significant Accounting Policies

  a.    Principles of Consolidation

        The accompanying financial statements reflect our financial position, results of operations and cash flows on a consolidated basis. All intercompany account balances have been eliminated.

  b.    Cash and Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,105 and $35,109 as of December 31, 2010 and September 30, 2011, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.    Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the United States, with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4 Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net gain of $3,972 and net loss of $4,979 for the three and nine months ended September 30, 2010, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $15,624 and $14,381 for the three and nine months ended September 30, 2011, respectively.

  d.    Goodwill and Other Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We periodically assess whether events or circumstances warrant a change in the life over which our intangible assets are amortized.

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2010 and noted no impairment of goodwill. As of December 31, 2010 and September 30, 2011, no factors were identified, other than those factors related to our European operations discussed below, that would alter our October 1, 2010 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values. As discussed at

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Note 10, we recorded a goodwill impairment charge in 2010 associated with our former worldwide digital business reporting unit. For the year ended December 31, 2010, we allocated $85,909 of this charge ($76,500 in the third quarter of 2010 and $9,409 in the fourth quarter of 2010) to the technology escrow services business based on a relative fair value basis. This charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations as we retained this business following the Digital Sale. Our technology escrow services business, which had been reported in our former worldwide digital business reporting segment, is now reported as a component of our North American Physical Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations will be managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"), (2) Belgium, France, Germany, Italy, Luxembourg, Netherlands and Spain ("Western Europe") and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011. As required by GAAP, prior to our goodwill impairment analysis we performed an impairment test on the long-lived assets within our Western Europe reporting unit. The undiscounted cash flows from our Italian operations were lower than the carrying value of the long-lived assets associated with these operations and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values, of $8,000 during the quarter ending September 30, 2011, associated with our Italian operations which are a component of our Western Europe reporting unit. We also recorded certain write-downs to property, plant and equipment (primarily racking) long-lived assets in Italy as more fully discussed at Note 2.p. Additionally, we concluded that the goodwill of our UKI and Central Europe reporting units were not impaired. Our UKI and Central Europe reporting units have fair values that exceed their carrying values by 15.1% and 5.0%, respectively, as of August 31, 2011. Central Europe is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or the businesses not achieving the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a provisional goodwill impairment charge included as a component of intangible impairments in our consolidated statements of operations for the quarter ending September 30, 2011 of $45,000. An estimated tax benefit of approximately $6,500 was recorded associated with the Western Europe provisional goodwill impairment charge. The provisional charge is subject to refinement of forecast assumptions and results and valuation analyses necessary to calculate an implied fair value for goodwill. After the provisional impairment, the remaining Western Europe reporting unit goodwill is $52,588. We will finalize the provisional charge and record any necessary adjustments in the fourth quarter of 2011 (including to the estimated tax benefit).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia and Joint Ventures (which includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")). As of December 31, 2010, the carrying value of goodwill, net amounted to $1,750,420, $440,920, $29,787 and $61,010 for North America, Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit had no goodwill as of December 31, 2010. Our reporting units at which level we will perform our goodwill impairment analysis as of October 1, 2011 are as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures. As of September 30, 2011, the carrying value of goodwill, net amounted to $1,742,856, $312,741, $52,588, $63,714, $27,347, and $59,841 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of September 30, 2011.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the nine months ended September 30, 2011 is as follows:

	North American Physical Business	International Physical Business	Total Consolidated
Balance as of December 31, 2010	$1,750,420	$531,717	$2,282,137
Deductible goodwill acquired during the year	1,398	—	1,398
Non-deductible goodwill acquired during the year	—	35,207	35,207
Goodwill impairment	—	(45,000)	(45,000)
Fair value and other adjustments(1)	161	(939)	(778)
Currency effects	(9,123)	(4,754)	(13,877)

Balance as of September 30, 2011(2)	$1,742,856	$516,231	$2,259,087

(1)
Fair value and other adjustments primarily include $(836) of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $58 of cash paid related to prior years' acquisitions.

(2)
Net of cumulative goodwill impairment charges of $85,909 (recorded in 2010) and $45,000 (recorded in 2011) in our North American Physical Business segment and International Physical Business segment, respectively, through September 30, 2011.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The components of our amortizable intangible assets at September 30, 2011 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$592,833	$(175,008)	$417,825
Core Technology(1)	3,786	(2,285)	1,501
Trademarks and Non-Compete Agreements(1)	3,061	(2,349)	712
Deferred Financing Costs	54,610	(17,441)	37,169

Total	$654,290	$(197,083)	$457,207

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $7,595 and $22,819 for the three and nine months ended September 30, 2010, respectively, and was $8,640 and $25,147 for the three and nine months ended September 30, 2011, respectively.

  e.    Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2010 was $4,750, including $737 in discontinued operations, ($3,819 after tax or $0.02 per basic and diluted share), and $15,559, including $2,429 in discontinued operations, ($12,240 after tax or $0.06 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and nine months ended September 30, 2011 was $4,403 ($2,479 after tax or $0.01 per basic and diluted share), and $12,702, including $260 in discontinued operations, ($5,213 after tax or $0.03 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Cost of sales (excluding depreciation and amortization)	$302	$240	$442	$560
Selling, general and administrative expenses	3,711	4,163	12,688	11,882

Total stock-based compensation	$4,013	$4,403	$13,130	$12,442

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $1,913 and $578 for the nine months ended September 30, 2010 and 2011, respectively, from the benefits of tax deductions in excess of recognized compensation cost. We used the short form method to calculate the Additional Paid-in Capital ("APIC") pool. The tax benefit of any resulting excess tax deduction increases the APIC pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is terminated. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is terminated. As of September 30, 2011, ten-year vesting options represent 7.1% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is terminated. As of September 30, 2011, three-year vesting options represent 10.1% of total outstanding options. Our directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the nine months ended September 30, 2010 and 2011 was $7.93 and $7.43 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Nine Months Ended September 30,
Weighted Average Assumptions	2010	2011
Expected volatility	32.7%	33.4%
Risk-free interest rate	2.50%	2.46%
Expected dividend yield	1%	3%
Expected life of option	6.4 years	6.3 years

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        A summary of option activity for the nine months ended September 30, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2010	12,140,560	$24.30
Granted	1,014,434	28.54
Exercised	(3,649,848)	21.84
Forfeited	(2,157,253)	25.92
Expired	(110,142)	27.81

Outstanding at September 30, 2011	7,237,751	$25.61	6.92	$45,135

Options exercisable at September 30, 2011	3,685,125	$24.97	5.79	$25,523

Options expected to vest	3,254,161	$26.30	8.07	$17,897

        The following table provides the aggregate intrinsic value of stock options exercised for the three and nine months ended September 30, 2010 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Aggregate intrinsic value of stock options exercised	$2,856	$7,869	$8,820	$36,778

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three to five year vesting period. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSUs activity for the nine months ended September 30, 2011 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2010	168,221	$22.53
Granted	466,854	29.79
Vested	(29,472)	23.76
Forfeited	(118,219)	26.38

Non-vested at September 30, 2011	487,384	$28.48

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The total fair value of restricted stock vested for the three and nine months ended September 30, 2010 was $0 and $13, respectively. The total fair value of restricted stock vested for the three and nine months ended September 30, 2011 was $0 and $13, respectively. No RSUs vested during the three and nine months ended September 30, 2010. The total fair value of RSUs vested for the three and nine months ended September 30, 2011 was $225 and $687, respectively.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned will be determined based on our performance against predefined targets of calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned will be determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to vesting, three years from the date of the original grant. Additionally, employees who are employed through the one-year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (a) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (b) a maximum of three years.

        In the first nine months of 2011, we issued 154,239 PUs. During the one-year performance period, we will forecast the likelihood of achieving the annual revenue growth and ROIC predefined targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The performance unit liability is remeasured at each fiscal quarter-end during the vesting period using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. As of September 30, 2011, we expected 102% achievement of the predefined revenue and ROIC targets associated with the grants made in the first nine months of 2011 and the closing market price of our common stock was $31.62.

        A summary of PU activity for the nine months ended September 30, 2011 is as follows:

PUs
Non-vested at December 31, 2010	—
Granted	154,239
Vested	—
Forfeited	(40,985)

Non-vested at September 30, 2011	113,254

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Employee Stock Purchase Plan

        We offer an employee stock purchase plan in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements (the "ESPP"). The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the nine months ended September 30, 2010 and 2011, there were 137,200 shares and 82,267 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at September 30, 2011 was 472,053.

        As of September 30, 2011, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $41,671 and is expected to be recognized over a weighted-average period of 3.0 years.

        We generally issue shares for the exercises of stock options, restricted stock, RSUs, PUs and shares under our ESPP from unissued reserved shares.

  f.    Income (Loss) Per Share—Basic and Diluted

        Basic income (loss) per common share is calculated by dividing income (loss) by the weighted average number of common shares outstanding. The calculation of diluted income (loss) per share is consistent with that of basic income (loss) per share but gives effect to all potential common shares (that is, securities such as options, warrants or convertible securities) that were outstanding during the period, unless the effect is antidilutive.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Income (Loss) from continuing operations	$27,490	$33,471	$109,643	$176,162

Total Income (Loss) from discontinued operations (see Note 10)	$(178,307)	$4,454	$(192,869)	$189,429

Net income (loss) attributable to Iron Mountain Incorporated	$(153,776)	$37,338	$(86,918)	$363,482

Weighted-average shares—basic	201,249,000	195,610,000	202,612,000	199,164,000
Effect of dilutive potential stock options	—	993,683	—	1,175,735
Effect of dilutive potential restricted stock, RSUs and PUs	—	112,969	—	87,149

Weighted-average shares—diluted	201,249,000	196,716,652	202,612,000	200,426,884

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.14	$0.17	$0.54	$0.88

Total Income (Loss) from discontinued operations (see Note 10)	$(0.89)	$0.02	$(0.95)	$0.95

Net income (loss) attributable to Iron Mountain Incorporated—basic	$(0.76)	$0.19	$(0.43)	$1.83

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.14	$0.17	$0.54	$0.88

Total Income (Loss) from discontinued operations (see Note 10)	$(0.89)	$0.02	$(0.95)	$0.95

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$(0.76)	$0.19	$(0.43)	$1.81

Antidilutive stock options, RSUs and PUs, excluded from the calculation	10,904,632	1,810,859	9,193,357	4,212,799

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

  i.    Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2010 were 51.6% and 53.6%, respectively. Our effective tax rates for the three and nine months ended September 30, 2011 were 32.7% and 26.4%, respectively. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2010 is a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. During the three and nine months ended September 30, 2011, we recognized previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions of $31,935 and $36,150, respectively. We believe that it is reasonably possible that an amount of up to approximately $5,748 of our unrecognized tax positions may be recognized by September 30, 2012 as a result of a lapse of statute of limitations or upon closing and settling certain audits in various worldwide jurisdictions. This benefit was partially offset by a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are reconciling items that impact our effective tax rate.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded a reduction of $4,214 and $1,464 for gross interest and penalties for the three and nine months ended September 30, 2010, respectively. We recorded a reduction of $6,497 and $7,753 for gross interest and penalties for the three and nine months ended September 30, 2011, respectively. We had $11,610 and $3,553 accrued for the payment of interest and penalties as of December 31, 2010 and September 30, 2011, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  j.    Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2010 and September 30, 2011 relate to cash and cash equivalents and restricted cash held on deposit with seven and three, respectively, global banks and four "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50,000. As of December 31, 2010 and September 30, 2011, our cash and cash equivalents and restricted cash balance was $293,798 and $515,988, respectively, including money market funds and time deposits amounting to $241,151 and $459,789, respectively. A substantial portion of these money market funds are invested in U.S. Treasuries.

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

        The three levels of the fair value hierarchy are as follows:

          Level 1—Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that we have the ability to access atthe measurement date.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and September 30, 2011, respectively:

		Fair Value Measurements at December 31, 2010 Using
Description	Total Carrying Value at December 31, 2010	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$107,129	$—		$107,129		$—
Time Deposits(1)	134,022	—		134,022		—
Trading Securities	9,215	8,527	(2)	688	(1)	—
Derivative Assets(3)	2,500	—		2,500		—
Derivative Liabilities(3)	2,440	—		2,440		—

		Fair Value Measurements at September 30, 2011 Using
Description	Total Carrying Value at September 30, 2011	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$410,109	$—		$410,109		$—
Time Deposits(1)	49,680	—		49,680		—
Trading Securities	9,473	8,234	(2)	1,239	(1)	—
Derivative Assets(3)	14,142	—		14,142		—
Derivative Liabilities(3)	5,257	—		5,257		—

(1)
Money market funds and time deposits (including certain trading securities) are measured based on quoted prices for similar assets and/or subsequent transactions.

(2)
Securities are measured at fair value using quoted market prices.

(3)
Our derivative assets and liabilities primarily relate to short-term (six months or less) foreign currency contracts that we have entered into to hedge our intercompany exposures denominated in British pounds sterling, Australian dollars and Canadian dollars. We calculate the fair value of such forward contracts by adjusting the spot rate utilized at the balance sheet date for translation purposes by an estimate of the forward points observed in active markets.

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and nine months ended September 30, 2011, except for the matters discussed at Note 2.d. and 2.p.

  l.    New Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board (the "FASB") issued amended guidance that revises the manner in which entities present comprehensive income in their financial statements.

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

  n.    Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2010 and September 30, 2011, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  o.    Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Foreign currency transaction (gains) losses, net	$(3,972)	$15,624	$4,979	$14,381
Debt extinguishment expense, net	1,792	—	1,792	993
Other, net	324	1,011	4,281	(5,035)

	$(1,856)	$16,635	$11,052	$10,339

  p.    Property, Plant and Equipment

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized. Capitalization begins when the design stage of the application has been completed and it is probable that the project will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the nine months ended September 30, 2011, we wrote off approximately $1,200 (primarily in our International Physical segment) of previously deferred software costs, which were comprised primarily of internal labor costs, associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment, net in the accompanying consolidated statement of operations.

        During the quarter ending September 30, 2011, we disposed of a facility in Canada and recorded a gain of approximately $3,200 which is included in (gain) loss on disposal/write-down of property, plant and equipment, net in our consolidated statement of operations. Additionally, in the quarter ending September 30, 2011, we discontinued the use of certain third-party software licenses, which resulted in a loss of approximately $2,300 (approximately $1,850 associated with our International Physical Business segment and approximately $450 associated with our North American Physical Business segment) included in (gain) loss on disposal/write-down of property, plant and equipment, net in our consolidated statement of operations. Finally, in conjunction with our goodwill impairment analysis associated with our Western Europe reporting unit, we recorded approximately $6,600 of impairments associated with long-lived asset write-downs (primarily racking) as of September 30, 2011 associated with our Italian operations, which is included in (gain) loss on disposal/write-down of property, plant and equipment, net in our consolidated statement of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

  q.    Reclassifications

        In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by $7,336 and $21,407 and increase service revenues by a corresponding amount for the three and nine months ended September 30, 2010, respectively. There was no change in total consolidated reported revenues.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposures due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2010 and September 30, 2011, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling, Australian dollars and Canadian dollars. As of September 30, 2011, we had an outstanding forward contract to purchase $201,097 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with Iron Mountain Europe (Group) Limited ("IME"). In the fourth quarter of 2010, we entered into a forward contract to hedge our exposures in Australian dollars. As of September 30, 2011, we had an outstanding forward contract to purchase $77,674 U.S. dollars and sell 72,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. Additionally, in the third quarter of 2011, we entered into a forward contract to hedge our exposures in Canadian dollars. As of September 30, 2011, we had an outstanding forward contract to purchase 100,000 Canadian dollars and sell $101,554 U.S. dollars to hedge our intercompany exposures with our Canadian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and nine months ended September 30, 2010, there were $3,280 in net cash disbursements and $6,726 in net cash receipts, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and nine months ended September 30, 2011, there were $68 in net cash receipts and $9,116 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2010 and September 30, 2011 and their gains and losses for the three and nine months ended September 30, 2010 and 2011:

	Asset Derivatives
	December 31, 2010		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current assets	$2,500	Current assets	$14,142

Total		$2,500		$14,142

	Liability Derivatives
	December 31, 2010		September 30, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Current liabilities	$2,440	Current liabilities	$5,257

Total		$2,440		$5,257

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2010	2011	2010	2011
Foreign exchange contracts	Other expense (income), net	$10,022	$(5,971)	$3,127	$299

Total		$10,022	$(5,971)	$3,127	$299

        In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by Iron Mountain Incorporated (the "6 3/4% Euro Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the nine months ended September 30, 2010 and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

2011, we designated on average 75,667 and 79,889 Euros, respectively, of the 6 3/4% Euro Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $10,305 ($6,442, net of tax) and foreign exchange gains $5,331 ($3,332, net of tax) for the three and nine months ended September 30, 2010, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange gains of $11,271 ($7,057, net of tax) and $3,063 ($1,928, net of tax) for the three and nine months ended September 30, 2011, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of September 30, 2011, net gains of $9,907 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the purchase method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended September 30, 2011 are not presented due to the insignificant impact of the 2011 acquisitions on our consolidated results of operations.

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of approximately $80,000, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement also required a second payment based upon the audited financial results of the joint venture. This payment of $42,259 was based upon a formula defined in the purchase and sale agreement and was paid in the second quarter of 2011. Additionally, the purchase and sale agreement provides for an escrow hold back of $400 and the payment of up to a maximum of $2,500 of contingent consideration to be paid in July 2012 based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774, and the fair value of such interest on the date of the acquisition of the additional 80% interest was approximately $11,694 and resulted in a gain being recorded to other (income) expense, net of approximately $5,920 during the nine months ended September 30, 2011. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the 80% equity interest purchased by 40%, which represents management's estimate of the control premium paid, in order to derive the fair value of $11,694 for the 20% noncontrolling equity interest which we previously held. We determined that a 40% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Polish entity and publicly available market data. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the shareholders that received proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

received approximately 24% of the purchase price that we paid in connection with this transaction and will receive the same percentage of any future contingent consideration.

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2011 through September 30, 2011 is as follows:

Cash Paid (gross of cash acquired)(1)	$80,439
Contingent Consideration	2,900
Fair Value of Previously Held Equity Interest	11,694

Total Consideration	95,033
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses and Other	7,918
Property, Plant and Equipment(2)	6,002
Customer Relationship Assets(3)	59,100
Other Assets	653
Liabilities Assumed(4)	(15,245)

Total Fair Value of Identifiable Net Assets Acquired	58,428

Recorded Goodwill	$36,605

(1)
Contingent and other payments of $8,540 and $58, respectively, related to acquisitions made in previous years are included in cash paid for acquisitions in the consolidated statements of cash flows for the nine months ended September 30, 2010 and 2011.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt

        Long-term debt consists of the following:

	December 31, 2010		September 30, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$—	$—	$—	$—
IMI Term Loan Facility(1)	396,200	396,200	—	—
New Revolving Credit Facility(1)	—	—	48,028	48,028
New Term Loan Facility(1)	—	—	493,750	493,750
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)(3)	232,530	234,855	234,015	226,995
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes due 2015")(2)(3)	233,234	231,683	—	—
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)(3)	317,529	321,592	317,900	318,000
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,306	182,099	168,096	166,415
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)(3)	200,000	209,625	200,000	203,120
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)(3)	49,777	53,756	49,798	45,637
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)(3)	338,129	337,631	342,580	299,653
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% notes due 2019")(2)(3)	—	—	400,000	394,500
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)(3)	300,000	316,313	300,000	302,250
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)(3)	548,174	589,188	548,303	559,625
Real Estate Mortgages, Capital Leases and Other(5)	218,189	218,189	217,936	217,936

Total Long-term Debt	3,009,068		3,320,406
Less Current Portion	(96,603)		(63,193)

Long-term Debt, Net of Current Portion	$2,912,465		$3,257,213

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2010 and September 30, 2011, respectively).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2010 and September 30, 2011, respectively.

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

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1,843 to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of September 30, 2011, we had $48,028 of outstanding borrowings under the New Revolving Credit Facility, all of which was denominated in Canadian dollars (CAD 50,000); we also had various outstanding letters of credit totaling $6,013. The remaining availability on September 30, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $670,959. The interest rate in effect under the New Revolving Credit Facility and New Term Loan Facility was 3.0% and 1.9%, respectively, as of September 30, 2011. For the three and nine months ended September 30, 2010, we recorded commitment fees of $599 and $1,751, respectively, and for the three and nine months ended September 30, 2011, we recorded commitment fees of $613 and $1,465, respectively, based on the unused balances under our revolving credit facilities.

        In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Long-term Debt (Continued)

        In September 2011, we completed an underwritten public offering of $400,000 in aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2019, which were issued at 100% of par. Our net proceeds of $394,000 after paying the underwriters' discounts and commissions, will be used for general corporate purposes, including funding a portion of the shareholder payout commitments we have made and possible future acquisitions and investments.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.0 as of December 31, 2010 and September 30, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.8 as of December 31, 2010 and September 30, 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.6 as of September 30, 2011, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage ratios and the fixed charge coverage ratio would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2010 and September 30, 2011 and for the three and nine months ended September 30, 2010 and 2011.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$378,062	$12,760	$5,095	$84,962	$—	$480,879
Restricted Cash	35,109	—	—	—	—	35,109
Accounts Receivable	—	340,016	41,902	166,504	—	548,422
Intercompany Receivable	1,174,656	—	102,597	—	(1,277,253)	—
Assets of Discontinued Operations (see Note 10)	—	—	—	12,263	—	12,263
Other Current Assets	6,390	126,364	4,963	45,553	—	183,270

Total Current Assets	1,594,217	479,140	154,557	309,282	(1,277,253)	1,259,943
Property, Plant and Equipment, Net	—	1,476,519	194,953	724,495	—	2,395,967
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,389,028	625,073	—	—	(2,014,101)	—
Investment in Subsidiaries	1,199,205	924,035	—	—	(2,123,240)	—
Goodwill	—	1,527,360	195,133	536,594	—	2,259,087
Other	27,920	244,151	11,752	192,623	—	476,446

Total Other Assets, Net	2,616,153	3,320,619	206,885	729,217	(4,137,341)	2,735,533

Total Assets	$4,210,370	$5,276,278	$556,395	$1,762,994	$(5,414,594)	$6,391,443

Liabilities and Equity
Intercompany Payable	$—	$1,193,048	$—	$84,205	$(1,277,253)	$—
Current Portion of Long-term Debt	647	46,982	2,560	13,004	—	63,193
Total Other Current Liabilities	104,962	397,996	24,646	161,382	—	688,986
Liabilities of Discontinued Operations (see Note 10)	—	—	—	2,510	—	2,510
Long-term Debt, Net of Current Portion	2,392,595	540,342	230,809	93,467	—	3,257,213
Long-term Notes Payable to Affiliates and Intercompany Payable	1,007	1,389,028	—	624,066	(2,014,101)	—
Other Long-term Liabilities	4,833	536,033	27,394	97,580	—	665,840
Commitments and Contingencies (see Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,706,326	1,172,849	270,986	679,405	(2,123,240)	1,706,326
Noncontrolling Interests	—	—	—	7,375	—	7,375

Total Equity	1,706,326	1,172,849	270,986	686,780	(2,123,240)	1,713,701

Total Liabilities and Equity	$4,210,370	$5,276,278	$556,395	$1,762,994	$(5,414,594)	$6,391,443

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$280,391	$27,665	$95,614	$—	$403,670
Service	—	208,290	28,036	91,136	—	327,462

Total Revenues	—	488,681	55,701	186,750	—	731,132
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	181,055	21,292	97,275	—	299,622
Selling, General and Administrative	7	115,884	9,074	55,191	—	180,156
Depreciation and Amortization	49	50,595	4,770	21,821	—	77,235
Intangible Impairments	—	76,500	—	—	—	76,500
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(75)	2	(9,306)	—	(9,379)

Total Operating Expenses	56	423,959	35,138	164,981	—	624,134

Operating (Loss) Income	(56)	64,722	20,563	21,769	—	106,998
Interest Expense (Income), Net	48,901	(11,695)	11,160	3,688	—	52,054
Other Expense (Income), Net	49,579	(596)	(2)	(50,837)	—	(1,856)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(98,536)	77,013	9,405	68,918	—	56,800
Provision (Benefit) for Income Taxes	—	27,947	1,377	(14)	—	29,310
Equity in the Losses (Earnings) of Subsidiaries, Net of Tax	55,240	(73,754)	—	—	18,514	—

(Loss) Income from Continuing Operations	(153,776)	122,820	8,028	68,932	(18,514)	27,490
(Loss) Income from Discontinued Operations (see Note 10)	—	(178,318)	—	11	—	(178,307)

Net (Loss) Income	(153,776)	(55,498)	8,028	68,943	(18,514)	(150,817)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,959	—	2,959

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(153,776)	$(55,498)	$8,028	$65,984	$(18,514)	$(153,776)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$290,156	$30,368	$108,224	$—	$428,748
Service		218,291	29,849	95,194	—	343,334

Total Revenues	—	508,447	60,217	203,418	—	772,082
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	188,831	21,594	99,278	—	309,703
Selling, General and Administrative	12	144,057	8,054	57,987	—	210,110
Depreciation and Amortization	36	48,478	4,496	24,828	—	77,838
Intangible Impairments	—	—	—	53,000	—	53,000
Loss (Gain) on Disposal/Writedown of Property, Plant and Equipment, Net	—	112	(164)	4,686	—	4,634

Total Operating Expenses	48	381,478	33,980	239,779	—	655,285

Operating (Loss) Income	(48)	126,969	26,237	(36,361)	—	116,797
Interest Expense (Income), Net	40,374	(19,535)	11,620	17,974	—	50,433
Other (Income) Expense, Net	(21,661)	(2,794)	3	41,087	—	16,635

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(18,761)	149,298	14,614	(95,422)	—	49,729
Provision (Benefit) for Income Taxes	—	17,962	1,466	(3,170)	—	16,258
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(56,099)	85,608	—	—	(29,509)	—

Income (Loss) from Continuing Operations	37,338	45,728	13,148	(92,252)	29,509	33,471
Income (Loss) from Discontinued Operations (see Note 10)	—	(622)	—	(1,835)		(2,457)
Gain (Loss) from Discontinued Operations (see Note 10)	—	6,911	—	—	—	6,911

Net Income (Loss)	37,338	52,017	13,148	(94,087)	29,509	37,925
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	587	—	587

Net Income (Loss) Attributable to Iron Mountain Incorporated	$37,338	$52,017	$13,148	$(94,674)	$29,509	$37,338

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$837,512	$82,097	$280,439	$—	$1,200,048
Service	—	630,037	85,106	266,304	—	981,447

Total Revenues	—	1,467,549	167,203	546,743	—	2,181,495
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	560,960	64,271	280,161	—	905,392
Selling, General and Administrative	54	385,887	27,207	163,568	—	576,716
Depreciation and Amortization	158	150,218	14,057	63,915	—	228,348
Intangible Impairments	—	76,500	—	—	—	76,500
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(1,314)	(53)	(9,168)	—	(10,535)

Total Operating Expenses	212	1,172,251	105,482	498,476	—	1,776,421

Operating (Loss) Income	(212)	295,298	61,721	48,267	—	405,074
Interest Expense (Income), Net	148,360	(34,956)	33,525	10,658	—	157,587
Other (Income) Expense, Net	(9,520)	(307)	(10)	20,889	—	11,052

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(139,052)	330,561	28,206	16,720	—	236,435
Provision (Benefit) for Income Taxes	—	117,035	7,583	2,174	—	126,792
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(52,134)	(29,926)	—	—	82,060	—

(Loss) Income from Continuing Operations	(86,918)	243,452	20,623	14,546	(82,060)	109,643
(Loss) Income from Discontinued Operations (see Note 10)	—	(192,339)	—	(530)	—	(192,869)

Net (Loss) Income	(86,918)	51,113	20,623	14,016	(82,060)	(83,226)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	3,692	—	3,692

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(86,918)	$51,113	$20,623	$10,324	$(82,060)	$(86,918)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$850,401	$91,738	$324,260	$—	$1,266,399
Service	—	637,891	88,295	292,678	—	1,018,864

Total Revenues	—	1,488,292	180,033	616,938	—	2,285,263
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	568,989	68,596	302,983	—	940,568
Selling, General and Administrative	175	434,189	28,682	186,760	—	649,806
Depreciation and Amortization	112	145,855	14,298	78,430	—	238,695
Intangible Impairments	—	—	—	53,000	—	53,000
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	—	(482)	(362)	5,990	—	5,146

Total Operating Expenses	287	1,148,551	111,214	627,163	—	1,887,215

Operating (Loss) Income	(287)	339,741	68,819	(10,225)	—	398,048
Interest Expense (Income), Net	126,424	(62,586)	33,708	50,885	—	148,431
Other Expense (Income), Net	16,775	2,074	289	(8,799)	—	10,339

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(143,486)	400,253	34,822	(52,311)	—	239,278
Provision (Benefit) for Income Taxes	—	49,152	13,882	82	—	63,116
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(506,968)	42,323	—	—	464,645	—

Income (Loss) from Continuing Operations	363,482	308,778	20,940	(52,393)	(464,645)	176,162
Income (Loss) from Discontinued Operations (see Note 10)	—	(13,490)	—	2,659	—	(10,831)
Gain (Loss) from Discontinued Operations (see Note 10)	—	200,260	—	—	—	200,260

Net Income (Loss)	363,482	495,548	20,940	(49,734)	(464,645)	365,591
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	2,109	—	2,109

Net Income (Loss) Attributable to Iron Mountain Incorporated	$363,482	$495,548	$20,940	$(51,843)	$(464,645)	$363,482

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(143,760)	$433,286	$36,408	$104,777	$—	$430,711
Cash Flows from Operating Activities—Discontinued Operations	—	12,228	—	2,097	—	14,325

Cash Flows from Operating Activities	(143,760)	445,514	36,408	106,874	—	445,036
Cash Flows from Investing Activities:
Capital expenditures	—	(103,104)	(14,170)	(72,668)	—	(189,942)
Cash paid for acquisitions, net of cash acquired	—	(1,970)	—	(11,252)	—	(13,222)
Intercompany loans to subsidiaries	504,552	(2,885)	—	—	(501,667)	—
Investment in subsidiaries	(8,619)	(8,619)	—	—	17,238	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(7,428)	(561)	(2,053)	—	(10,042)
Proceeds from sales of property and equipment and other, net	—	5,240	93	12,656	—	17,989

Cash Flows from Investing Activities—Continuing Operations	460,831	(118,766)	(14,638)	(73,317)	(484,429)	(230,319)
Cash Flows from Investing Activities—Discontinued Operations	(1,796)	(123,895)	—	(138)	3,592	(122,237)

Cash Flows from Investing Activities	459,035	(242,661)	(14,638)	(73,455)	(480,837)	(352,556)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(3,075)	(19,242)	(1,840)	(65,818)	—	(89,975)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	42,604	—	42,604
Early retirement of senior subordinated notes	(202,584)	—	—	—	—	(202,584)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	52	—	52
Intercompany loans from parent	—	(501,051)	1,160	(1,776)	501,667	—
Equity contribution from parent	—	8,619	—	8,619	(17,238)	—
Stock repurchases	(93,693)	—	—	—	—	(93,693)
Parent cash dividends	(25,361)	—	—	—	—	(25,361)
Proceeds from exercise of stock options and employee stock purchase plan	12,440	—	—	—	—	12,440
Excess tax benefits from stock-based compensation	1,913	—	—	—	—	1,913

Cash Flows from Financing Activities—Continuing Operations	(310,360)	(511,674)	(680)	(16,319)	484,429	(354,604)
Cash Flows from Financing Activities—Discontinued Operations	—	1,796	—	1,356	(3,592)	(440)

Cash Flows from Financing Activities	(310,360)	(509,878)	(680)	(14,963)	480,837	(355,044)
Effect of exchange rates on cash and cash equivalents	—	—	(24)	105	—	81

Increase (Decrease) in cash and cash equivalents	4,915	(307,025)	21,066	18,561	—	(262,483)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$4,915	$75,563	$24,972	$78,723	$—	$184,173

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Nine Months Ended September 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(130,955)	$508,891	$21,816	$50,471	$—	$450,223
Cash Flows from Operating Activities—Discontinued Operations	—	(39,417)	—	152	—	(39,265)

Cash Flows from Operating Activities	(130,955)	469,474	21,816	50,623	—	410,958
Cash Flows from Investing Activities:
Capital expenditures	—	(82,884)	(7,814)	(57,637)	—	(148,335)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,736)	—	(75,172)
Intercompany loans to subsidiaries	1,322,090	1,594	—	—	(1,323,684)	—
Investment in subsidiaries	(1,228)	(1,228)	—	—	2,456	—
Investment in restricted cash	(4)	—	—	—	—	(4)
Additions to customer relationship and acquisition costs	—	(12,716)	(406)	(3,747)	—	(16,869)
Proceeds from sales of property and equipment and other, net	—	313	41	3,456	—	3,810

Cash Flows from Investing Activities—Continuing Operations	1,320,858	(100,299)	(8,237)	(127,664)	(1,321,228)	(236,570)
Cash Flows from Investing Activities—Discontinued Operations	—	371,611	—	(273)	—	371,338

Cash Flows from Investing Activities	1,320,858	271,312	(8,237)	(127,937)	(1,321,228)	134,768
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,447,006)	(37,679)	(59,856)	—	(1,940,741)
Proceeds from revolving credit and term loan facilities and other debt	—	1,918,500	85,932	53,403	—	2,057,835
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Net proceeds from sales of senior subordinated notes	394,000	—	—	—	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	531	—	531
Intercompany loans from parent	—	(1,314,038)	(95,905)	86,259	1,323,684	—
Equity contribution from parent	—	1,228	—	1,228	(2,456)	—
Stock repurchases	(548,455)	—	—	—	—	(548,455)
Parent cash dividends	(125,739)	—	—	—	—	(125,739)
Proceeds from exercise of stock options and employee stock purchase plan	81,887	—	—	—	—	81,887
Excess tax benefits from stock-based compensation	578	—	—	—	—	578
Payment of debt finacing costs	(566)	(8,294)	—	—	—	(8,860)

Cash Flows from Financing Activities—Continuing Operations	(825,750)	(849,610)	(47,652)	81,565	1,321,228	(320,219)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(415)	—	(415)

Cash Flows from Financing Activities	(825,750)	(849,610)	(47,652)	81,150	1,321,228	(320,634)
Effect of exchange rates on cash and cash equivalents	—	—	1,516	(4,422)	—	(2,906)

Increase (Decrease) in cash and cash equivalents	364,153	(108,824)	(32,557)	(586)	—	222,186
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$378,062	$12,760	$5,095	$84,962	$—	$480,879

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Beginning June 2011, as a result of the disposition of the Digital Business and our decision to sell the New Zealand Business as discussed in Note 10, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the Worldwide Digital Business is no longer reported separately in our management reporting because the operations associated with the Domain Name Product Line and the Digital Business are reported as discontinued operations. Also, the technology escrow services business, which we continue to own and operate and which was previously reported in the Worldwide Digital Business segment, is now reported as a component of the North American Physical Business segment. Additionally, the International Physical Business segment no longer includes the New Zealand Business because these operations are reported as discontinued operations.

        Our operating segments and Corporate are as follows:

  •
  North American Physical Business—information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment") and technology escrow services that protect and manage source code.

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

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Physical Business	International Physical Business	Corporate	Total Consolidated
Three Months Ended September 30, 2010
Total Revenues	$549,434	$181,698	$—	$731,132
Depreciation and Amortization	46,899	21,411	8,925	77,235
Depreciations	44,028	18,026	8,875	70,929
Amortization	2,871	3,385	50	6,306
Adjusted OIBDA	258,853	32,867	(40,366)	251,354
Expenditures for Segment Assets	35,346	22,201	7,359	64,906
Capital Expenditures	31,496	20,020	7,359	58,875
Cash Paid for Acquisitions, Net of Cash acquired	—	1,458	—	1,458
Additions to Customer Relationship and Acquisition Costs	3,850	723	—	4,573
Three Months Ended September 30, 2011
Total Revenues	567,541	204,541	—	772,082
Depreciation and Amortization	44,643	24,981	8,214	77,838
Depreciation	41,508	20,930	8,178	70,616
Amortization	3,135	4,051	36	7,222
Adjusted OIBDA	253,486	44,013	(45,230)	252,269
Expenditures for Segment Assets	31,671	21,863	1,197	54,731
Capital Expenditures	27,370	20,372	1,197	48,939
Cash Paid for Acquisitions, Net of Cash acquired	—	—	—	—
Additions to Customer Relationship and Acquisition Costs	4,301	1,491	—	5,792
Nine Months Ended September 30, 2010
Total Revenues	1,649,229	532,266	—	2,181,495
Depreciation and Amortization	138,261	62,675	27,412	228,348
Depreciation	129,664	52,521	27,253	209,438
Amortization	8,597	10,154	159	18,910
Adjusted OIBDA	730,761	97,867	(129,241)	699,387
Total Assets(1)	4,292,027	1,684,404	381,883	6,358,314
Expenditures for Segment Assets	102,620	85,875	24,711	213,206
Capital Expenditures	92,659	72,572	24,711	189,942
Cash Paid for Acquisitions, Net of Cash acquired	1,970	11,252	—	13,222
Additions to Customer Relationship and Acquisition Costs	7,991	2,051	—	10,042
Nine Months Ended September 30, 2011
Total Revenues	1,680,352	604,911	—	2,285,263
Depreciation and Amortization	135,688	77,293	25,714	238,695
Depreciation	126,538	65,202	25,603	217,343
Amortization	9,150	12,091	111	21,352
Adjusted OIBDA	723,584	120,076	(148,771)	694,889
Total Assets(1)	4,533,511	1,668,874	189,058	6,391,443
Expenditures for Segment Assets	100,534	129,597	10,245	240,376
Capital Expenditures	81,817	56,273	10,245	148,335
Cash Paid for Acquisitions, Net of Cash acquired	5,436	69,736	—	75,172
Additions to Customer Relationship and Acquisition Costs	13,281	3,588	—	16,869

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/writedown of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision for income taxes on a consolidated basis is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Adjusted OIBDA	$251,354	$252,269	$699,387	$694,889
Less: Depreciation and Amortization	77,235	77,838	228,348	238,695
Intangible Impairments (See Note 2.d.)	76,500	53,000	76,500	53,000
(Gain) Loss on Disposal/Writedown of Property, Plant and Equipment, Net	(9,379)	4,634	(10,535)	5,146
Interest Expense, Net	52,054	50,433	157,587	148,431
Other (Income) Expense, Net	(1,856)	16,635	11,052	10,339

Income from Continuing Operations before Provision for Income Taxes	$56,800	$49,729	$236,435	$239,278

(8) Commitments and Contingencies

a.
Litigation

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $33,250 over the next several years.

b.
London Fire

        In July 2006, we experienced a significant fire in a leased records and information management facility in London, England, that resulted in the complete destruction of the facility and its contents. The London Fire Brigade ("LFB") issued a report in which it concluded that the fire resulted either from human agency, i.e., arson, or an unidentified ignition device or source, and its report to the Home

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

Office concluded that the fire resulted from a deliberate act. The LFB also concluded that the installed sprinkler system failed to control the fire because the primary electric fire pump was disabled prior to the fire and the standby diesel fire pump was disabled in the early stages of the fire by third-party contractors. We have received notices of claims from customers or their subrogated insurance carriers under various theories of liability arising out of lost data and/or records as a result of the fire. Certain of those claims have resulted in litigation in courts in the United Kingdom. We deny any liability in respect of the London fire, and we have referred these claims to our excess warehouse legal liability insurer, which has been defending them to date under a reservation of rights. Certain of the claims have been settled for nominal amounts, typically one to two British pounds sterling per carton, as specified in the contracts, which amounts have been or will be reimbursed to us from our primary property insurer. We believe we carry adequate property and liability insurance related to this incident.

c.
Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from Chile represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We have received approximately $6,800 in payments from our insurance carriers in the first nine months of 2011. Such amount represents final settlement of claims filed with our insurance carriers. We expect to utilize cash from our insurance settlements to fund capital expenditures and for general working capital needs. Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. We recorded approximately $100 within other income (expense), net in our consolidated statement of operations associated with business interruption insurance recoveries in the three months ended September 30, 2011. We have recorded gains on the disposal/write-down of property, plant and equipment, net in our statement of operations of approximately $10,200 for the year ended December 31, 2010 of which $9,368 was recorded in the third quarter of 2010 and the balance in the fourth quarter of 2010. We have reflected approximately $13,000 of the cash proceeds received from our insurers in the nine months ended September 30, 2010 as proceeds from sales of property and equipment, net in our statement of cash flows. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/writedown of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

d.
Brazilian Litigation

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purported to represent 2,008 individuals who provided services for IMB. The complaint alleged that these individuals were incorrectly classified as non-employees by IMB and requested unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. In August 2011, the court approved a settlement between the parties pursuant to which we will pay $2 for each of 531 individuals, subject to each individual's acceptance thereof. If all 531 individuals accept the settlement, it would result in payment by the Company of approximately $1,100. The claims of the remaining 1,477 individuals in the lawsuits not receiving proceeds in the settlement were dismissed by the court.

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

f.
Government Contract Contingency

        We have a significant multi-year government contract which covers hard copy, data protection and destruction services that is up for renewal. In conjunction with the renewal process, we have preliminarily determined that our pricing practices under the contract for the last five years resulted in potential overbillings for that time period. Based on our preliminary review, we have reduced reported revenue for the nine months ended September 30, 2011 by $6,000 for the estimated impact of potential pricing adjustments involving this contract.

g.
State of Massachusetts Notices of Intention to Assess

        We are currently under audit by the state of Massachusetts for the 2004 through 2008 tax years. We have not received any assessments to date. However, we received notices of intention to assess totaling $7,867, including interest and penalties, for the tax years 2004 to 2006 related to net worth tax, which is an operating charge and not an income tax charge. We may receive additional notices of intention to assess for tax years subsequent to 2006. We intend to defend this case vigorously and have

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

begun the appeals process with the Massachusetts Department of Revenue Office of Appeals per applicable law and procedure.

(9) Stockholders' Equity Matters

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150,000 in repurchases of our common stock, and in October 2010 our board of directors authorized up to an additional $200,000 of such purchases. In May 2011, our board of directors authorized up to an additional $850,000 of such purchases, for a total authorization of $1,200,000. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250,000 of our common stock. In the third quarter of 2011, both prepaid variable share repurchase agreements were settled and 7,539,595 shares were delivered to us and retired. As of September 30, 2011, we had a remaining amount available for repurchase under our share repurchase program of $540,270, which represents approximately 9% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In the first nine months of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	$0.2500	June 24, 2011	$50,694	July 15, 2011
September 8, 2011	$0.2500	September 23, 2011	$46,877	October 14, 2011

        On March 23, 2011, our board of directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of our common stock held by stockholders of record at the close of business on April 1, 2011. Each Right, once exercisable, entitles the registered holder to purchase one one-thousandth of a share of our preferred stock, designated as Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $120.00 per one one-thousandth of a share, subject to certain adjustments. No shares of Series A Junior Participating Preferred Stock are outstanding as of September 30, 2011. The Rights will expire upon the close of business on the earliest to occur of: (i) March 22, 2013, (ii) the date on which the Rights are redeemed or exchanged by us in accordance with the rights agreement governing the Rights and (iii) the date of our 2012 annual meeting of stockholders if requisite stockholder approval of the rights agreement is not obtained at such meeting.

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

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28,785, for a total goodwill impairment charge of $283,785. For the year ended December 31, 2010, we allocated $85,909 of this charge ($76,500 in the third quarter of 2010 and $9,409 in the fourth quarter of 2010) to the retained technology escrow services business, based on a relative fair value basis, which charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations. As described in Note 7 of the Notes to Consolidated Financial Statements, our technology escrow services business, which had been reported in our former worldwide digital business reporting segment, is now reported as a component of our North American Physical Business segment. In April 2011, we announced a comprehensive strategic plan, which included exploring strategic alternatives for our digital business, including a potential sale of the Digital Business.

        On June 2, 2011, IMI completed the sale of our Digital Business to Autonomy, pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (i) the shares of certain of IMI's subsidiaries through which IMI conducted our Digital Business and (ii) certain assets of IMI and its subsidiaries relating to our Digital Business. The Digital Sale qualified as discontinued operations because (a) the remaining direct gross cash inflows and outflows of the Digital Business by IMI post-close are not expected to be significant in relation to the direct gross cash inflows and outflows absent the Digital Sale and (b) there is no significant continuing involvement because IMI does not retain the ability to influence the operating and financial policies of the Digital Business. As a result, the financial position, operating results and cash flows of the Digital Business and the Domain Name Product Line, for all periods presented, including the gains on the sales, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        Pursuant to the Digital Sale Agreement, we received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter is being referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Transaction costs amounted to $7,387 ($1,020 of such costs were unpaid as of September 30, 2011). Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale ($6,000 of such amount was unpaid as of September 30, 2011). We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility. Also, an estimated tax benefit of $6,734 and tax provision of $45,571 associated with the gain recorded on the Digital Sale was recorded during the three and nine months ended September 30, 2011, respectively. A gain on sale of discontinued operations in the amount of $177 ($6,911, net of tax benefit) and $245,831 ($200,260, net of tax benefit) was recorded during the three and nine month periods ended September 30, 2011, respectively, as a result of the Digital Sale.

        The table below summarizes certain results of operations of the Digital Business and the Domain Name Product Line:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011(1)
Total Revenues	$49,433	$—	$151,897	$79,199

Loss Before Benefit for Income Taxes of Discontinued Operations	$(187,277)	$(1,554)	$(208,891)	$(21,952)
Benefit for Income Taxes	(8,959)	(932)	(16,552)	(8,462)

Loss from Discontinued Operations, Net of Tax	$(178,318)	$(622)	$(192,339)	$(13,490)

Gain on Sale of Discontinued Operations	$—	$177	$—	$245,831
Provision (Benefit) for Income Taxes	—	(6,734)	—	45,571

Gain on Sale of Discontinued Operations, Net of Tax	$—	$6,911	$—	$200,260

Total (Loss) Income from Discontinued Operations and Sale, Net of Tax	$(178,318)	$6,289	$(192,339)	$186,770

(1)
The nine months ended September 30, 2011 includes the Digital Business results of operations through June 2, 2011, the date the Digital Sale was consummated.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business and the Domain Name Product Line to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and the Domain Name Product Line and included in income (loss) from discontinued operations amounted to $3,584 and $0 for the three months ended September 30, 2010 and 2011, respectively, and $10,752 and $2,396 for the nine months ended September 30, 2010 and 2011, respectively.

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

  •
  A co-location agreement with Autonomy in which we will provide certain storage related services associated with certain data centers to Autonomy for a two year transitional period beginning June 2, 2011. Autonomy has the right to extend this period by two additional years upon six months notice prior to the end of the first two-year term.

  •
  A transitional services agreement to provide certain services, generally for a period no longer than six months, including general, administrative, finance, human resource and information technology services.

  •
  The payment by us to Autonomy of approximately $3,075 as of the closing for the purchase of certain Products and Services for our internal use.

The revenues and corresponding expenses associated with the above agreements are reflected in our continuing operating results. None of these services gives us the ability to influence the operating and financial policies of the Digital Business. We have concluded that the direct cash flows associated with these agreements are not significant because they are estimated to represent less than 5% of both direct cash inflows and outflows of the Digital Business for the one-year period subsequent to the Digital Sale, and, therefore, we have reported the Digital Business as discontinued operations in the accompanying consolidated financial statements for all periods presented. We will continue to assess the cash flows associated with these agreements and our conclusion that the Digital Business be reported as discontinued operations until the first anniversary of the Digital Sale.

New Zealand Business

        After further analysis subsequent to our April 2011 announcement of our comprehensive strategic plan, which includes reviewing select underperforming international markets, we committed in May 2011 to a plan to sell the New Zealand Business. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in income (loss) from discontinued operations. In the calculation of the carrying value of the New Zealand Business, we allocated the goodwill of our Australia/New Zealand reporting unit between Australia and New Zealand on a relative fair value basis. Additionally, we recorded a tax benefit of $7,606 during the nine months ended September 30, 2011 associated with the outside tax basis of the New Zealand Business, which is also reflected in income (loss) from discontinued operations. No valuation allowance was provided against this benefit because such amount is recoverable against the capital gain associated with the Digital Sale. We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10,000, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the New Zealand Business will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the purchase and sale agreement and decreased on a

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

dollar-for-dollar basis if such closing working capital balance is less than the target amount. We anticipate recording a gain on the sale of discontinued operations associated with the New Zealand Business in the amount of approximately $1,800 during the fourth quarter of 2011. The New Zealand Business was previously included within the International Physical Business segment. Beginning in the second quarter of 2011, the New Zealand Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the New Zealand Business have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of operations of the New Zealand Business:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Total Revenues	$2,009	$2,346	$5,479	$6,489

Income (Loss) Before Provision (Benefit) for Income Taxes of Discontinued Operations	$11	$1	$(530)	$(4,947)
Provision (Benefit) for Income Taxes	—	1,836	—	(7,606)

Income (Loss) from Discontinued Operations, Net of Tax	$11	$(1,835)	$(530)	$2,659

Gain (Loss) on Sale of Discontinued Operations	$—	$—	$—	$—
Provision for Income Taxes	—	—	—	—

Gain (Loss) on Sale of Discontinued Operations, Net of Tax	$—	$—	$—	$—

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$11	$(1,835)	$(530)	$2,659

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities of the New Zealand Business were as follows:

	December 31, 2010	September 30, 2011
Accounts receivable, net	$1,339	$1,146
Prepaid expenses and other	1,034	897

Current assets of discontinued operations	2,373	2,043
Property, plant and equipment, net	3,746	3,632
Goodwill, net	6,128	1,136
Other assets, net	5,689	5,452

Non-current assets of discontinued operations	15,563	10,220

Assets of discontinued operations	$17,936	$12,263

Current portion of long-term debt	$387	$—
Accounts payable	263	236
Accrued expenses	1,382	524
Deferred revenue	113	67

Current liabilities of discontinued operations	2,145	827
Other long-term liabilities	24	24
Deferred income taxes	1,679	1,659

Non-current liabilities of discontinued operations	1,703	1,683

Liabilities of discontinued operations	$3,848	$2,510

(11) Subsequent Events

        We experienced a fire at a facility we lease in Aprilla, Italy on November 4, 2011. All employees were evacuated safely and the cause of the fire is currently being investigated. The facility primarily stored archival and inactive business records for local area businesses.

        The leased facility, constructed in 2004, is one of approximately 1,000 facilities in our global portfolio and one of 10 facilities located in Italy. Despite quick response by local fire authorities, damage to the building was extensive and the building appears to be a total loss. We believe we carry adequate insurance and are in the process of assessing the impact of the fire but do not expect that this event will have a material impact to our consolidated results of operations or financial condition. Revenues from our operations in Aprilla, Italy represent less than 0.5% of our consolidated revenues.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and nine months ended September 30, 2011 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three and nine months ended September 30, 2011, included herein, and for the year ended December 31, 2010, included in our Current Report on Form 8-K dated September 19, 2011.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as the impairment charges associated with our Western Europe operations and our intent and ability to repurchase shares and pay dividends. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the cost or potential liabilities associated with real estate necessary for our business; (6) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (7) changes in the political and economic environments in the countries in which our international subsidiaries operate; (8) claims that our technology violates the intellectual property rights of a third party; (9) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (10) the impact of alternative, more attractive investments on dividends or stock repurchases; (11) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (12) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 and Current Reports on Form 8-K dated September 19, 2011. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) other expense (income), net; (4) cumulative effect of change in accounting principle; (5) income (loss) from discontinued operations; (6) gain (loss) on sale of discontinued operations; and (7) net income (loss) attributable to noncontrolling interests.

        Adjusted OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with accounting principles generally accepted in the United States of America ("GAAP"), such as operating or net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income; Income from Continuing Operations and Net Income (Loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Adjusted OIBDA	$251,354	$252,269	$699,387	$694,889
Less: Depreciation and Amortization	77,235	77,838	228,348	238,695
Intangible Impairments	76,500	53,000	76,500	53,000
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(9,379)	4,634	(10,535)	5,146

Operating Income	106,998	116,797	405,074	398,048
Less: Interest Expense, Net	52,054	50,433	157,587	148,431
Other (Income) Expense, Net	(1,856)	16,635	11,052	10,339
Provision for Income Taxes	29,310	16,258	126,792	63,116

Income from Continuing Operations	27,490	33,471	109,643	176,162
Total (Loss) Income from Discontinued Operations	(178,307)	4,454	(192,869)	189,429
Net Income Attributable to Noncontrolling interests	2,959	587	3,692	2,109

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(153,776)	$37,338	$(86,918)	$363,482

Free Cash Flows before Acquisitions and Discretionary Investment ("FCF")

        FCF is defined as Cash Flows from Operating Activities from continuing operations less capital expenditures (excluding real estate), net of proceeds from the sales of property and equipment and other, net and additions to customer relationship and acquisition costs. Our management uses this measure when evaluating the operating performance of our consolidated business. We believe this measure provides relevant and useful information to our current and potential investors. FCF is a useful measure in determining our ability to generate excess cash that may be used for reinvestment in the business, discretionary deployment in investments such as real estate or acquisition opportunities, returning of capital to our shareholders and voluntary prepayments of indebtedness. FCF reconciled to Cash Flows from Operating Activities from Continuing Operations (in thousands):

	Nine Months Ended September 30,
	2010	2011
Free Cash Flows before Acquisitions and Discretionary Investments	$257,485	$304,798
Add: Capital Expenditures (excluding real estate), net	163,184	128,556
Additions to Customer Acquisitions Costs	10,042	16,869

Cash Flows From Operating Activities—Continuing Operations	$430,711	$450,223

Cash Flows From Investing Activities—Continuing Operations	$(230,319)	$(236,570)

Cash Flows From Financing Activities—Continuing Operations	$(354,604)	$(320,219)

Adjusted Earnings per Share ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (a) (gain) loss on the disposal/write-down of property, plant and equipment, net; (b) intangible impairment charges; (c) other expense (income), net; and (d) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS from continuing operations is of value to investors when comparing our results from past, present and future periods.

        Adjusted EPS—Fully Diluted from Continuing Operations reconciled to Reported EPS Fully Diluted from Continuing Operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2011	2010	2011
Adjusted EPS—Fully Diluted from Continuing Operations	$0.37	$0.37	$0.95	$0.93
Less: (Gain) Loss on disposal/write-down of property, plant and equipment, net	(0.05)	0.02	(0.05)	0.03
Intangible Impairments	0.38	0.27	0.38	0.26
Other (Income) Expense, net	(0.01)	0.08	0.05	0.05
Tax impact of reconciling items and discrete tax items	(0.09)	(0.17)	0.03	(0.29)

Reported EPS—Fully Diluted from Continuing Operations	$0.14	$0.17	$0.54	$0.88

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Current Report on Form 8-K and the consolidated financial statements and the notes included therein dated September 19, 2011. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2010.

Recent Accounting Pronouncements

        In July 2011, the Financial Accounting Standards Board (the "FASB") issued amended guidance that revises the manner in which entities present comprehensive income in their financial statements. The new guidance removes the presentation options currently available in Accounting Standards Codification ("ASC") 220 and requires entities to report components of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. Under the two-statement approach, the first statement would include components of net income, which is consistent with the income statement format used currently under ASC 220, and the second statement would include components of other comprehensive income ("OCI"). Under either method, entities must display adjustments for items that are reclassified from OCI to net income in both net income and OCI. The amended guidance does not change the current option for entities to present components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. The amended guidance does not change the items that must be reported in OCI. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and must be applied retrospectively for all periods presented in the financial statements. Early adoption of the amended guidance is permitted; however, we do not intend to early adopt. Adoption is not expected to have a material impact on our consolidated financial statements or results of operations.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes for the three and nine month periods ended September 30, 2011 are discussed within each section. Trends and changes that are consistent within the three and nine month periods are not repeated and are discussed on a year-to-date basis.

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

        In August 2010, we divested the domain name management product line (the "Domain Name Product Line") of our digital business. On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). In the Digital Sale, Autonomy purchased (i) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (ii) certain assets of IMI and its subsidiaries relating to the Digital Business. The Digital Sale qualified as discontinued operations and the financial position, operating results and cash flows, for all periods presented in this Quarterly Report on Form 10-Q, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes. IMI retained its technology escrow services business which had previously been reported in the former Worldwide Digital Business segment along with the Digital Business and the Domain Name Product Line. The technology escrow services business is now reported in the North American Physical Business segment. Additionally, in May 2011, we committed to a plan to sell our records management business in New Zealand (the "New Zealand Business"). The New Zealand Business was sold on October 3, 2011. The financial position, operating results and cash flows of the New Zealand Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See "Note 10. Discontinued Operations" of the Notes to Consolidated Financial Statements.

        In September 2011, as a result of certain changes we made in the manner in which our European operations will be managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"), (2) Belgium, France, Germany, Italy, Luxembourg, Netherlands and Spain ("Western Europe") and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011. As required by GAAP, prior to our goodwill impairment analysis we performed an impairment test on the long-lived assets within our Western Europe reporting unit. The undiscounted cash flows from our Italian operations were lower than the carrying value of the long-lived assets associated with these operations and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values, of $8.0 million during the quarter ending September 30, 2011, associated with our Italian operations which are a component of our Western Europe reporting unit. Additionally, we recorded approximately $6.6 million of impairments associated with long-lived asset write-downs (primarily racking) as of September 30, 2011 associated with our Italian operations, which is included in (gain) loss on disposal/write-down of property, plant and equipment, net in our consolidated statement of operations. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units were not impaired. Our UKI and Central Europe reporting units have fair values that exceed their carrying values by 15.1% and 5.0%, respectively, as of August 31, 2011. Central Europe is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or the businesses not achieving the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a provisional goodwill impairment charge included as a component of intangible impairments in our consolidated statements of operations for the quarter ending September 30, 2011 of $45.0 million. An estimated tax benefit of approximately $6.5 million was recorded associated with the Western Europe provisional goodwill impairment charge. The provisional charge is subject to refinement of forecast assumptions and results and valuation analyses necessary to calculate an implied fair value for goodwill. After the provisional impairment, the remaining Western Europe reporting unit goodwill is $52.6 million. We will finalize the provisional charge and record any necessary adjustments in the fourth quarter of 2011 (including to the estimated tax benefit).

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis), that are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. In conjunction with our implementation of a new enterprise management reporting system in the fourth quarter of 2010, we noted inconsistencies in the mapping of certain revenue accounts between storage and service. As a result, we have adjusted previously reported amounts to reduce storage revenues by approximately $7.3 million and $21.4 million and increase service revenues by a corresponding amount for the three and nine months ended September 30, 2010, respectively. There was no change in total consolidated reported revenues and the changes were not material to internal revenue growth calculations.

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

        The expansion of our European and secure shredding businesses has impacted the major cost of sales components. Our European operations are more labor intensive than our core U.S. physical businesses and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American core physical business. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended September 30,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.550	$1.611	3.9%
Canadian dollar	$0.962	$1.022	6.2%
Euro	$1.292	$1.414	9.4%

	Average Exchange Rates for the Nine Months Ended September 30,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.534	$1.615	5.3%
Canadian dollar	$0.965	$1.023	6.0%
Euro	$1.317	$1.407	6.8%

Results of Operations

Comparison of Three and Nine Months Ended September 30, 2011 to Three and Nine Months Ended September 30, 2010 (in thousands):

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$731,132	$772,082	$40,950	5.6%
Operating Expenses(1)	624,134	655,285	31,151	5.0%

Operating Income	106,998	116,797	9,799	9.2%
Other Expenses, Net	79,508	83,326	3,818	4.8%

Income from Continuing Operations(1)	27,490	33,471	5,981	21.8%
Loss from Discontinued Operations	(178,307)	(2,457)	175,850	98.6%
Gain on Sale of Discontinued Operations	—	6,911	6,911	100.0%

Net (Loss) Income	(150,817)	37,925	188,742	125.1%
Net Income Attributable to Noncontrolling Interests	2,959	587	(2,372)	80.2%

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(153,776)	$37,338	$191,114	124.3%

Adjusted OIBDA(2)	$251,354	$252,269	$915	0.4%

Adjusted OIBDA Margin(2)	34.4%	32.7%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$2,181,495	$2,285,263	$103,768	4.8%
Operating Expenses(1)	1,776,421	1,887,215	110,794	6.2%

Operating Income	405,074	398,048	(7,026)	(1.7)%
Other Expenses, Net	295,431	221,886	(73,545)	(24.9)%

Income from Continuing Operations(1)	109,643	176,162	66,519	60.7%
Loss from Discontinued Operations	(192,869)	(10,831)	182,038	94.4%
Gain on Sale of Discontinued Operations	—	200,260	200,260	100.0%

Net (Loss) Income	(83,226)	365,591	448,817	539.3%
Net Income Attributable to Noncontrolling Interests	3,692	2,109	(1,583)	42.9%

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(86,918)	$363,482	$450,400	518.2%

Adjusted OIBDA(2)	$699,387	$694,889	$(4,498)	(0.6)%

Adjusted OIBDA Margin(2)	32.1%	30.4%

(1)
Includes a $76.5 million non-cash goodwill impairment charge associated with the retained technology escrow services business in the three and nine months ended September 30, 2010. Includes a $59.6 million non-cash charge consisting of goodwill, customer relationship intangible assets and property, plant and equipment (primarily racking) during the three and nine months ended September 30, 2011. See Notes 2.d. and 2.p. to Notes to Consolidated Financial Statements.

(2)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$403,670	$428,748	$25,078	6.2%	4.1%	3.3%
Core Service	238,233	244,369	6,136	2.6%	0.0%	(1.1)%

Total Core Revenue	641,903	673,117	31,214	4.9%	2.6%	1.7%
Complementary Services	89,229	98,965	9,736	10.9%	8.4%	8.9%

Total Revenue	$731,132	$772,082	$40,950	5.6%	3.3%	2.5%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$1,200,048	$1,266,399	$66,351	5.5%	3.5%	3.0%
Core Service	718,661	737,307	18,646	2.6%	0.0%	(0.7)%

Total Core Revenue	1,918,709	2,003,706	84,997	4.4%	2.2%	1.6%
Complementary Services	262,786	281,557	18,771	7.1%	4.9%	5.0%

Total Revenue	$2,181,495	$2,285,263	$103,768	4.8%	2.5%	2.0%

(1)
Constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations.

        Our consolidated storage revenues increased $25.1 million, or 6.2%, to $428.7 million and increased $66.4 million, or 5.5%, to $1,266.4 million for the three and nine months ended September 30, 2011, respectively, from $403.7 million and $1,200.0 million for the three and nine months ended September 30, 2010, respectively. The increase is attributable to internal revenue growth of 3.3% and 3.0% for the three and nine month periods ended September 30, 2011, respectively. Foreign currency exchange rate fluctuations added approximately 2.1% to our storage revenue growth rate for both the three and nine month periods ended September 30, 2011. Net acquisitions/divestitures contributed 0.8% and 0.4% of the increase in reported storage revenues in the three and nine month periods ended September 30, 2011, respectively, compared to the same periods in 2010. Our storage growth rate in the first nine months of 2011 was driven by continued solid storage growth in the International Physical Business segment and consistent volume and price trends in our North American Physical Business segment.

        Consolidated service revenues consisting of core service and complementary services increased $15.9 million, or 4.8%, to $343.3 million and increased $37.4 million, or 3.8%, to $1,018.9 million for the three and nine months ended September 30, 2011, respectively, from $327.5 million and $981.4 million for the three and nine months ended September 30, 2010, respectively. Service revenue internal growth was 1.6% and 0.8% for the three and nine month periods ended September 30, 2011, respectively. The service revenue internal growth for the three months ended September 30, 2011 was driven by complementary service revenue internal growth of 8.9%, partially offset by negative core service internal growth of 1.1% due to lower core service activity levels, particularly with respect to transportation, retrieval/refiles and data protection handling. The service revenue internal growth for the nine months ended September 30, 2011 was driven by complementary service revenue internal growth of 5.0%, partially offset by negative core service internal growth of 0.7%. Complementary service revenues increased in the three and nine months ended September 30, 2011 compared to the same periods in 2010, primarily due to $11.0 million and $24.4 million, respectively, of additional revenues generated from the sale of recycled paper due to increases in paper prices. Core service revenue internal growth in the three and nine months ended September 30, 2011 was constrained by consistent economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. These decreases were partially offset by strong hybrid revenue growth and higher fuel surcharges. Foreign currency exchange rate fluctuations increased reported service revenues by 2.5% for both the three and nine months ended September 30, 2011 over the same periods in 2010. Net acquisitions/divestitures contributed 0.7% and 0.5% of the increase in reported service revenues in the three and nine months ended September 30, 2011 compared to the same periods in 2010.

        For the reasons stated above, our consolidated revenues increased $41.0 million, or 5.6%, to $772.1 million for the three months ended and increased $103.8 million, or 4.8%, to $2,285.3 million for the nine months ended September 30, 2011, respectively, from $731.1 million and $2,181.5 million for the three and nine months ended September 30, 2010, respectively. During the nine months ended September 30, 2011, we recorded a $6.0 million reduction to reported revenues related to a pricing adjustment involving a government contract. Internal growth calculations for 2011 exclude this adjustment. Internal revenue growth was 2.5% and 2.0% for the three and nine months ended September 30, 2011, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and nine months ended September 30, 2011, foreign currency exchange rate fluctuations increased our consolidated revenues by 2.3%, primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisition/divestitures contributed 0.8% and 0.5% of the increase in total reported revenues in the three and nine months ended September 30, 2011 compared to the same periods in 2010.

Internal Growth—Eight-Quarter Trend

	2009	2010				2011
	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter
Storage Revenue	5.5%	4.4%	3.7%	2.2%	2.2%	2.8%	2.7%	3.3%
Service Revenue	0.0%	4.5%	3.3%	4.2%	1.0%	(0.2)%	1.0%	1.6%
Total Revenue	3.0%	4.4%	2.6%	2.6%	1.6%	1.5%	1.9%	2.5%

        During the past eight quarters our storage internal growth rate has ranged between 2.2% and 5.5%. Our storage growth rate moderated in late 2009 and into 2010 due to the economic downturn, which resulted in reduced average net pricing gains in the North American records management business due to the low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American records management business. These impacts were offset by new sales in international markets. Our storage growth rate in 2011 was driven by continued solid storage growth in the International Physical Business segment and sustained growth in our North American records management business. The internal growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The internal growth rate for service revenues reflects the following: (1) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services; and (3) improvement in commodity prices for recycled paper and higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$148,522	$143,433	$(5,089)	(3.4)%	(6.0)%	20.3%	18.6%	(1.7)%
Facilities	100,833	107,081	6,248	6.2%	3.7%	13.8%	13.9%	0.1%
Transportation	26,714	31,565	4,851	18.2%	15.2%	3.7%	4.1%	0.4%
Product Cost of Sales and Other	23,553	27,624	4,071	17.3%	14.3%	3.2%	3.6%	0.4%

	$299,622	$309,703	$10,081	3.4%	0.7%	41.0%	40.1%	(0.9)%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$442,187	$445,048	$2,861	0.6%	(2.0)%	20.3%	19.5%	(0.8)%
Facilities	308,417	324,376	15,959	5.2%	2.8%	14.1%	14.2%	0.1%
Transportation	79,489	94,458	14,969	18.8%	16.0%	3.6%	4.1%	0.5%
Product Cost of Sales and Other	75,299	76,686	1,387	1.8%	(1.1)%	3.5%	3.4%	(0.1)%

	$905,392	$940,568	$35,176	3.9%	1.3%	41.5%	41.2%	(0.3)%

Labor

        Labor expense decreased to 19.5% of consolidated revenues in the nine months ended September 30, 2011 compared to 20.3% in the comparable prior year period. For the nine month period ended September 30, 2011, labor expense was unfavorably impacted by 2.6 percentage points due to currency rate changes. Excluding (1) the effect of currency rate fluctuations and (2) the impact associated with labor cost accruals related to the Brazilian litigation in which a charge of $7.4 million was recorded in the three months ending September 30, 2010 and a benefit of $3.5 million was recorded in the three months ending September 30, 2011, labor expense for the three and nine months ended September 30, 2011 increased by 1.3% and 0.5%, respectively, compared to the three and nine months ended September 30, 2010.

Facilities

        Facilities costs increased to 14.2% of consolidated revenues in the nine months ended September 30, 2011 compared to 14.1% in the comparable prior year period. Facilities costs were unfavorably impacted by 2.4 percentage points due to currency rate changes during the nine months ended September 30, 2011. The largest component of our facilities cost is rent expense, which, in constant currency terms, increased by $0.6 million to $161.6 million for the nine months ended September 30, 2011 compared to the same period of 2010. Other facilities costs increased by approximately $8.1 million, in constant currency terms, for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010, primarily due to increased building maintenance costs of $9.8 million.

Transportation

        Transportation expenses were unfavorably impacted by 2.8 percentage points due to currency rate changes during the nine months ended September 30, 2011. Transportation expenses increased by $13.0 million in constant currency terms during the nine months ended September 30, 2011 compared to the same period in 2010. The increase in transportation costs was a result of increased third party transportation costs of $5.8 million, increased fuel costs of $5.1 million and increased vehicle repair costs of $0.9 million.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 2.9 percentage points due to currency rate changes during the nine months ended September 30, 2011. For the nine months ended September 30, 2011, product cost of sales and other increased by $1.4 million as compared to the prior year on an actual basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$103,685	$116,163	$12,478	12.0%	9.7%	14.2%	15.0%	0.8%
Sales, Marketing & Account Management	51,238	60,758	9,520	18.6%	15.9%	7.0%	7.9%	0.9%
Information Technology	22,967	29,686	6,719	29.3%	25.9%	3.1%	3.8%	0.7%
Bad Debt Expense	2,266	3,503	1,237	54.6%	56.8%	0.3%	0.5%	0.2%

	$180,156	$210,110	$29,954	16.6%	14.1%	24.6%	27.2%	2.6%

	Nine Months Ended September 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$336,200	$368,491	$32,291	9.6%	7.2%	15.4%	16.1%	0.7%
Sales, Marketing & Account Management	158,602	188,208	29,606	18.7%	16.0%	7.3%	8.2%	0.9%
Information Technology	71,485	84,714	13,229	18.5%	16.1%	3.3%	3.7%	0.4%
Bad Debt Expense	10,429	8,393	(2,036)	(19.5)%	(21.3)%	0.5%	0.4%	(0.1)%

	$576,716	$649,806	$73,090	12.7%	10.3%	26.4%	28.4%	2.0%

General and Administrative

        General and administrative expenses increased to 16.1% of consolidated revenues during the nine months ended September 30, 2011 compared to 15.4% in the comparable prior year period. General and administrative expenses were unfavorably impacted by 2.4 percentage points due to currency rate changes during the first nine months of 2011. In constant currency terms, general and administrative expenses increased by $24.9 million during the nine months ended September 30, 2011 compared to the same period in 2010. The increase was primarily attributable to $15.0 million of advisory fees and other costs associated with our recent proxy contest and a $10.3 million increase in incentive compensation.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 2.7 percentage points due to currency rate changes during the nine months ended September 30, 2011. In constant currency terms, the increase of $25.9 million during the nine months ended September 30, 2011 is primarily related to increased sales and marketing within North America, which resulted in increased compensation of $21.0 million, primarily due to increased sales commissions, payroll tax expenses and incentive compensation.

Information Technology

        Information technology expenses were unfavorably impacted by 2.4 percentage points due to currency rate changes during the nine months ended September 30, 2011. In constant currency terms, information technology expenses increased $11.8 million during the nine months ended September 30, 2011 compared to the same period in 2010 due to an increase in incentive compensation of $4.4 million and payroll taxes of $2.5 million, in addition to an increase in technology maintenance and support costs of $5.4 million.

Bad Debt Expense

        Consolidated bad debt expense for the nine months ended September 30, 2011 decreased $2.0 million, or 19.5%, to $8.4 million (0.4% of consolidated revenues) compared to $10.4 million (0.5% of consolidated revenues) in the same period in 2010. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $0.3 million and increased $7.9 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010. The increase in depreciation for the nine months ended September 30, 2011 was primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems, hardware and software, and buildings primarily in our International Physical Business segment.

        Amortization expense increased $0.9 million and $2.4 million for the three and nine months ended September 30, 2011, respectively, compared to the three and nine months ended September 30, 2010, primarily due to amortization of customer relationship intangible assets acquired related to the Poland acquisition described in Note 4 of the Notes to Consolidated Financial Statements.

        Consolidated loss on disposal/write-down of property, plant and equipment, net of $5.1 million for the nine months ended September 30, 2011, consisted primarily of: (a) an impairment of $6.6 million associated with long-lived asset write-downs (primarily racking) associated with our Italian operations in conjunction with the goodwill impairment analysis associated with our Western Europe reporting unit discussed at Note 2.d. and 2.p. to the Notes to the Consolidated Financial Statements; (b) a loss of approximately $2.3 million associated with our discontinuing the use of certain third-party software licenses (approximately $1.9 million associated with our International Physical Business segment and approximately $0.4 million associated with our North American Physical Business segment); (c) a loss of $1.2 million on previously deferred software costs related to our International Physical Business segment associated with certain software development projects that were discontinued after implementation; (d) $0.6 million of write-offs associated with other asset dispositions in our North American Physical Business segment, offset by (e) a gain of $3.2 million associated with the disposition of a facility in Canada and (f) $1.2 million of gains related primarily to vehicle dispositions in North America. Consolidated gain on disposal/write-down of property, plant and equipment, net of $10.5 million for the nine months ended September 30, 2010, consisted primarily of a gain of $9.4 million as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third quarter of 2010 and gains of $3.2 million in North America on the disposition of certain owned equipment, offset by $2.0 million of impairment losses primarily related to certain owned facilities in North America.

Intangible Impairments

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million. For the year ended December 31, 2010, we allocated $85.9 million of this charge ($76.5 million in the third quarter of 2010 and $9.4 million in the fourth quarter of 2010) to the retained technology escrow services business, based on a relative fair value basis, which charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations. As described in Note 7 of the Notes to Consolidated Financial Statements, our technology escrow services business, which had been reported in our former worldwide digital business reporting segment, is now reported as a component of our North American Physical Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations will be managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"), (2) Belgium, France, Germany, Italy, Luxembourg, Netherlands and Spain ("Western Europe") and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central

Europe in the third quarter of 2011. As required by GAAP, prior to our goodwill impairment analysis we performed an impairment test on the long-lived assets within our Western Europe reporting unit. The undiscounted cash flows from our Italian operations were lower than the carrying value of the long-lived assets associated with these operations and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values, of $8.0 million during the quarter ending September 30, 2011, associated with our Italian operations which are a component of our Western Europe reporting unit. Additionally, we concluded that the goodwill of our UKI and Central Europe reporting units were not impaired. Our UKI and Central Europe reporting units have fair values that exceed their carrying values by 15.1% and 5.0%, respectively, as of August 31, 2011. Central Europe is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or the businesses not achieving the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a provisional goodwill impairment charge included as a component of intangible impairments in our consolidated statements of operations for the quarter ending September 30, 2011 of $45.0 million. An estimated tax benefit of approximately $6.5 million was recorded associated with the Western Europe provisional goodwill impairment charge. The provisional charge is subject to refinement of forecast assumptions and results and valuation analyses necessary to calculate an implied fair value for goodwill. After the provisional impairment, the remaining Western Europe reporting unit goodwill is $52.6 million. We will finalize the provisional charge and record any necessary adjustments in the fourth quarter of 2011 (including to the estimated tax benefit).

OPERATING INCOME and ADJUSTED OIBDA

        As a result of all the foregoing factors, (1) consolidated operating income increased $9.8 million, or 9.2%, to $116.8 million (15.1% of consolidated revenues) for the three months ended September 30, 2011 from $107.0 million (14.6% of consolidated revenues) for the three months ended September 30, 2010; (2) consolidated operating income decreased $7.0 million, or 1.7%, to $398.0 million (17.4% of consolidated revenues) for the nine months ended September 30, 2011 from $405.1 million (18.6% of consolidated revenues) for the nine months ended September 30, 2010; (3) consolidated Adjusted OIBDA increased $0.9 million, or 0.4%, to $252.3 million (32.7% of consolidated revenues) for the three months ended September 30, 2011 from $251.4 million (34.4% of consolidated revenues) for the three months ended September 30, 2010; and (4) consolidated Adjusted OIBDA decreased $4.5 million, or 0.6%, to $694.9 million (30.4% of consolidated revenues) for the nine months ended September 30, 2011 from $699.4 million (32.1% of consolidated revenues) for the nine months ended September 30, 2010.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net decreased $1.6 million to $50.4 million (6.5% of consolidated revenues) and $9.2 million to $148.4 million (6.5% of consolidated revenues) for the three and nine months ended September 30, 2011, respectively, from $52.1 million (7.1% of consolidated revenues) and $157.6 million (7.2% of consolidated revenues) for the three and nine months ended September 30, 2010, primarily due to the early retirement of $431.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% notes due 2015") during late 2010 and early 2011. Our weighted average interest rate was 6.9% at both September 30, 2011 and 2010.

Other (Income) Expense, Net (in thousands)

	Three Months Ended September 30,			Nine Months Ended September 30,
			Dollar Change			Dollar Change
	2010	2011		2010	2011
Foreign currency transaction (gains) losses, net	$(3,972)	$15,624	$19,596	$4,979	$14,381	$9,402
Debt extinguishment expense, net	1,792	—	(1,792)	1,792	993	(799)
Other, net	324	1,011	687	4,281	(5,035)	(9,316)

	$(1,856)	$16,635	$18,491	$11,052	$10,339	$(713)

        Net foreign currency transaction losses of $14.4 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2011. Losses were primarily a result of British pound sterling denominated debt and forward foreign currency swap contracts, Euro denominated bonds issued by IMI and changes in the exchange rate of the Russian Ruble and certain Latin American currencies against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries. Partially offsetting these losses were gains which resulted primarily from changes in the exchange rate of the British pound sterling and Euro against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European subsidiaries.

        Net foreign currency transaction losses of $5.0 million, based on period-end exchange rates, were recorded in the nine months ended September 30, 2010. Losses resulted primarily from changes in the exchange rate of the British pound sterling, Euro, Russian ruble and certain Latin American currencies against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, which were partially offset by gains as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds issued by IMI.

        We recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% notes due 2015. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes due 2015 that were redeemed. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs. Other, net in the nine months ended September 30, 2011 also includes a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held in our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

        A charge of $4.7 million is included in other (income) expense, net in the nine months ended September 30, 2010 related to the impact of the change in IME's fiscal year-end as of January 1, 2010. Since its inception, IME operated with an October 31 fiscal year-end. Therefore, IME's financial results had historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, the IME fiscal year-end was changed to December 31 to match our fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009. During the three months ended September 30, 2010, we redeemed a portion of our 7 3/4% Notes due 2015 and wrote off $1.8 million in associated call premium and deferred financing costs, net of original issue premium.

Provision for Income Taxes

        Our effective tax rates for the three and nine months ended September 30, 2010 were 51.6% and 53.6%, respectively. Our effective tax rates for the three and nine months ended September 30, 2011 were 32.7% and 26.4%, respectively. The primary reconciling item between the federal statutory rate of

35% and our overall effective tax rate for the three and nine months ended September 30, 2010 is a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the three and nine months ended September 30, 2011 was a positive impact provided by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. During the three and nine months ended September 30, 2011, we recognized previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions of $31.9 million and $36.2 million, respectively. This benefit was partially offset by a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are reconciling items that impact our effective tax rate.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of all the foregoing factors, (1) consolidated income from continuing operations for the three months ended September 30, 2011 increased $6.0 million, or 21.8%, to $33.5 million (4.3% of consolidated revenues) from income from continuing operations of $27.5 million (3.8% of consolidated revenues) for the three months ended September 30, 2010 and (2) consolidated income from continuing operations for the nine months ended September 30, 2011 increased $66.5 million, or 60.7%, to $176.2 million (7.7% of consolidated revenues) from income from continuing operations of $109.6 million (5.0% of consolidated revenues) for the nine months ended September 30, 2010.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS

        Loss from discontinued operations was $(178.3) million and $(192.9) million for the three and nine months ended September 30, 2010, respectively, and $(2.5) million and $(10.8) million for the three and nine months ended September 30, 2011, respectively. We recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $178.5 million during the quarter ended September 30, 2010 net of the amount allocated to the retained technology escrow services business, based on a relative fair value basis, which continues to be included in our continuing results of operations as previously discussed above. During 2011, we recorded an impairment charge of $4.9 million to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in income (loss) from discontinued operations. Additionally, we recorded a tax benefit of $7.6 million during 2011 associated with the outside tax basis of the New Zealand Business, which is also reflected in income (loss) from discontinued operations.

        Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter is being referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Transaction costs amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. Also, an estimated tax benefit of $6.7 million and tax provision of $45.6 million associated with the gain recorded on the Digital Sale was recorded during the three and nine month periods ended September 30, 2011, respectively. A gain on sale of discontinued operations in the amount of $0.2 million ($6.9 million, net of tax benefit) and $245.8 million ($200.3 million, net of tax benefit) was recorded during the three and nine month periods ended September 30, 2011, respectively, as a result of the Digital Sale.

NONCONTROLLING INTERESTS

        For the three and nine months ended September 30, 2011, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.6 million and $2.1 million, respectively. Net income attributable to noncontrolling interests was $3.0 million and $3.7 million for the three and nine months ended September 30, 2010, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Beginning June 2011, as a result of the disposition of the Digital Business and our decision to sell the New Zealand Business as discussed in Note 10 to Notes to Consolidated Financial Statements, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the Worldwide Digital Business is no longer reported separately in our management reporting because the operations associated with the Domain Name Product Line and the Digital Business are reported as discontinued operations. Also, the technology escrow services business, which we continue to own and operate and which was previously reported in the Worldwide Digital Business segment, is now reported as a component of the North American Physical Business segment. Additionally, the International Physical Business segment no longer includes the New Zealand Business because these operations are reported as discontinued operations.

        Our reportable operating segments are North American Physical Business, International Physical Business and Corporate. See Note 7 to the Notes to Consolidated Financial Statements. Our North American Physical Business, offers information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment") and technology escrow services that protect and manage source code. Our International Physical Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and Hybrid Services. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Physical Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$549,434	$567,541	$18,107	3.3%	2.6%	2.6%

Segment Adjusted OIBDA(1)	$258,853	$253,486	$(5,367)	(2.1)%	(2.7)%

Segment Adjusted OIBDA(1) as a
Percentage of Segment Revenue	47.1%	44.7%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$1,649,229	$1,680,352	$31,123	1.9%	1.3%	1.5%

Segment Adjusted OIBDA(1)	$730,761	$723,584	$(7,177)	(1.0)%	(1.6)%

Segment Adjusted OIBDA(1) as a
Percentage of Segment Revenue	44.3%	43.1%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the nine months ended September 30, 2011, revenue in our North American Business segment increased 1.9% over the nine months ended September 30, 2010, primarily due to internal growth of 1.5%. Internal growth was due to storage internal growth of 2.1% related to increased new sales and lower volume outflows, as well as total service internal growth of 0.8%. Our core service revenues were constrained by lower service and activity levels partially offset by higher fuel surcharges, yielding negative internal growth of 1.1% for the first nine months of 2011, while our complementary service revenue yielded 6.0% internal growth as a result of higher pricing of recycled paper, as well as improved special project and product sales. Additionally, favorable foreign currency rate changes related to the Canadian dollar resulted in increased 2011 revenue, as measured in U.S. dollars, of 0.6%

for the first nine months of 2011. Adjusted OIBDA as a percentage of segment revenue decreased in the first nine months of 2011 compared to the first nine months of 2010 due mainly to planned increases in sales and marketing expenses of $8.0 million and higher incentive compensation accruals of $19.8 million, partially offset by a constant currency increase in revenue of $20.9 million.

International Physical Business

				Percentage Change
	Three Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$181,698	$204,541	$22,843	12.6%	5.2%	2.4%

Segment Adjusted OIBDA(1)	$32,867	$44,013	$11,146	33.9%	23.2%

Segment Adjusted OIBDA(1) as a
Percentage of Segment Revenue	18.1%	21.5%

				Percentage Change
	Nine Months Ended September 30,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$532,266	$604,911	$72,645	13.6%	6.2%	3.3%

Segment Adjusted OIBDA(1)	$97,867	$120,076	$22,209	22.7%	14.4%

Segment Adjusted OIBDA(1) as a
Percentage of Segment Revenue	18.4%	19.9%

(1)
See Note 7 to the Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Physical Business segment increased 13.6% during the first nine months of 2011 over the same period last year due to internal growth of 3.3% and foreign currency fluctuations in 2011, primarily in Europe, which resulted in increased 2011 revenue, as measured in U.S. dollars, of approximately 7.5% as compared to 2010. Total internal revenue growth for the segment for the nine months ended September 30, 2011 was supported by solid 5.8% storage internal growth and total service internal growth of 0.7%. Acquisitions contributed 2.8% of the increase in total reported international revenues in the nine months ended September 30, 2011, primarily due to our acquisitions in Poland in the first quarter of 2011 and Greece in the second quarter of 2010. Adjusted OIBDA as a percentage of segment revenue increased in the nine months ended September 30, 2011 compared to the comparable prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management, offset by $6.6 million of additional productivity investments.

Corporate

	Three Months Ended September 30,
			Dollar Change	Percentage Change
	2010	2011
Segment Adjusted OIBDA(1)	$(40,366)	$(45,230)	$(4,864)	(12.0)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.5)%	(5.9)%

	Nine Months Ended September 30,
			Dollar Change	Percentage Change
	2010	2011
Segment Adjusted OIBDA(1)	$(129,241)	$(148,771)	$(19,530)	(15.1)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.9)%	(6.5)%

(1)
See Note 7 to the Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the nine months ended September 30, 2011, expenses in the Corporate segment as a percentage of consolidated revenue increased 0.6% as compared to the nine months ended September 30, 2010 primarily due to $15.0 million of advisory fees and other costs associated with our recent proxy contest.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the nine months ended September 30,

	2010	2011
Cash flows from operating activities—continuing operations	$430,711	$450,223
Cash flows from investing activities—continuing operations	(230,319)	(236,570)
Cash flows from financing activities—continuing operations	(354,604)	(320,219)
Cash and cash equivalents at the end of period	184,173	480,879

        Net cash provided by operating activities from continuing operations was $450.2 million for the nine months ended September 30, 2011 compared to $430.7 million for the nine months ended September 30, 2010. The 4.5% increase resulted primarily from an increase in net income, excluding non-cash charges, of $33.9 million, partially offset by uses in working capital of $11.9 million and a decrease in realized foreign exchange gains of $2.5 million over the same period last year. Uses of working capital are primarily related to increases in amounts paid for income taxes and reductions in cash collections from customers associated with accounts receivable in 2011 compared to 2010.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the nine months ended September 30, 2011 amounted to $148.3 million, $75.2 million and $16.9 million, respectively. For the nine months ended September 30, 2011, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $225.0 million in the year ending December 31, 2011. Included in our estimated capital expenditures for 2011 is approximately $18.0 million of real estate purchases.

        Net cash used in financing activities from continuing operations was $320.2 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2011, we received (i) $394.0 million in proceeds from the issuance of our 7 3/4% Senior Subordinated Notes due 2019; (ii) net borrowings under our revolving credit and term loan facilities and other debt of $117.1 million and; (iii) $81.9 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand: (i) for the early retirement of $231.3 million of 7 3/4% notes due 2015; (ii) to repurchase $548.5 million of our common stock; (iii) to pay dividends in the amount of $125.7 million on our common stock; and (iv) to fund debt financing costs of $8.9 million.

        In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock, and in October 2010 our board of directors authorized up to an additional $200.0 million of such purchases. In May 2011, our board of directors authorized up to an additional $850.0 million of such purchases, for a total authorization of $1.2 billion. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. Additionally, in May 2011, we entered into two prepaid variable share repurchase agreements to repurchase an aggregate of $250.0 million of our common stock. In the third quarter of 2011, both prepaid variable share repurchase agreements were settled and 7.5 million shares were delivered to us and retired. As of September 30, 2011 we had a remaining amount available for repurchase under our share repurchase program of $540.3 million, which represents approximately 9% in the aggregate of our outstanding common stock based on the closing price on such date. Between October 1, 2011 and November 3, 2011, we purchased an additional 4.2 million shares for approximately $129 million.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first nine months of 2011:

	2011
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$238,532
Additional Authorizations		850,000
Repurchases paid	16,865,005	(537,417)
Repurchases unsettled	336,535	(10,845)

Authorization remaining as of September 30,		$540,270

(1)
Amount excludes commissions paid associated with share repurchases.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In the first nine months of 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	$0.2500	June 24, 2011	$50,694	July 15, 2011
September 8, 2011	$0.2500	September 23, 2011	$46,877	October 14, 2011

        We are committed to stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders by May 2012. Through November 3, 2011, we have returned approximately $764 million to stockholders against these commitments. We expect to fund future payouts with cash flows from operations and borrowings under existing and potentially additional debt instruments. With regard to our levels of indebtedness, we plan to operate around the mid-point of our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facility).

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of September 30, 2011 relate to cash and cash equivalents and restricted cash held on deposit with three global banks and four "Triple A" rated money market funds which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50.0 million. As of September 30, 2011, our cash and cash equivalents and restricted cash balance was $516.0 million, including money market funds and time deposits amounting to $459.8 million. A substantial portion of these money market funds are invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of September 30, 2011 was comprised of the following (in thousands):

New Revolving Credit Facility(1)	$48,028
New Term Loan Facility(1)	493,750
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% notes")(2)	234,015
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% notes")(2)	317,900
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary notes")(3)	168,096
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% notes")(2)	49,798
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% notes")(2)	342,580
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% notes")(2)	548,303
Real Estate Mortgages, Capital Leases and Other	217,936

Total Long-term Debt	3,320,406
Less Current Portion	(63,193)

Long-term Debt, Net of Current Portion	$3,257,213

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

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1.8 million to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of September 30, 2011, we had $48.0 million of outstanding borrowings under the

New Revolving Credit Facility, all of which was denominated in Canadian dollars (CAD 50.0 million); we also had various outstanding letters of credit totaling $6.0 million. The remaining availability on September 30, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $671.0 million. The interest rate in effect under the New Revolving Credit Facility and the New Term Loan Facility was 3.0% and 1.9%, respectively, as of September 30, 2011.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.0 as of December 31, 2010 and September 30, 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.8 as of December 31, 2010 and September 30, 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.6 as of September 30, 2011, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage ratios and the fixed charge coverage ratio would have a material adverse effect on our financial condition and liquidity.

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

        In January 2011, we redeemed the remaining $231.3 million aggregate principal amount outstanding of our 7 3/4% Senior Subordinated Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $0.9 million in the first quarter of 2011 related to the early extinguishment of the 7 3/4% notes being redeemed. This gain consists of original issue premiums, net of deferred financing costs related to the 7 3/4% notes that were redeemed.

        In September 2011, we completed an underwritten public offering of $400.0 million in aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2019, which were issued at 100% of par. Our net proceeds of $394.0 million after paying the underwriters' discounts and commissions, will be used for general corporate purposes, including funding a portion of the shareholder payout commitments we have made and possible future acquisitions and investments.

        On June 2, 2011, we completed the sale of the Digital Business to Autonomy. Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. Transaction costs amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility and expect to use approximately $52.0 million of the net proceeds to fund cash taxes due as a result of the Digital Sale.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which begin to expire in 2020 through 2029, of $28.2 million ($9.9 million, tax effected) at September 30, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $11.8 million (net of federal tax benefit), which begins to expire in 2011 through 2029, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $33.0 million, with various expiration dates, subject to a valuation allowance of approximately 73%. We also have foreign tax credits of $57.9 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of September 30, 2011 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective.

        There have been no changes in our internal control over financial reporting during the quarter ended of September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In September 2010, Iron Mountain do Brasil Ltda., our Brazilian operating subsidiary ("IMB"), was sued in Curitiba, Brazil in the 11th Lower Labor Claim Court. The plaintiff in the six related lawsuits, Sindicato dos Trabalhadores em Empresas de Serviços Contábeis, Assessoramento, Perícias, Informações, Pesquisas, e em Empresas Prestadoras de Serviços do Estado do Paraná (Union of Workers in Business Services Accounting, Advice, Expertise, Information, Research and Services Companies in the State of Parana), a labor union in Brazil, purported to represent 2,008 individuals who provided services for IMB. The complaint alleged that these individuals were incorrectly classified as non-employees by IMB and requested unspecified monetary damages, including attorneys' fees, unpaid wages, unpaid benefits and certain penalties. In August 2011, the court approved a settlement between the parties pursuant to which we will pay $2,000 for each of 531 individuals, subject to each individual's acceptance thereof. If all 531 individuals accept the settlement, it would result in payment by the Company of approximately $1.1 million. The claims of the remaining 1,477 individuals in the lawsuits not receiving proceeds in the settlement were dismissed by the court.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended September 30, 2011. The following table sets forth our common stock repurchased for the three months ended September 30, 2011:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
July 1, 2011 - July 31, 2011	7,539,595	$33.16	7,539,595	$827,569
August 1, 2011 - August 31, 2011	6,670,159	$30.52	6,670,159	$624,017
September 1, 2011 - September 30, 2011	2,607,617	$32.12	2,607,617	$540,270

Total	16,817,371	$31.95	16,817,371

(1)
Information is based on trade dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan. All repurchases were made in open market transactions.

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

(4)
Dollar amounts represented reflect $1.2 billion minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

Item 6.    Exhibits

(a)   Exhibits

Exhibit No.	Description
4.1	Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2019, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2011.)
4.2
First Supplemental Indenture, dated as of September 23, 2011, among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2011.)
4.3	Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Filed herewith.)
10.1	Restated Compensation Plan for Non-Employee Directors. (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Furnished herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
November 8, 2011	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)