Form 10-K
period 2011-12-31
IRON MOUNTAIN INC
filed 2012-02-28
CIK 1020569

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

         As of June 30, 2011, the aggregate market value of the Common Stock of the registrant held by non-affiliates of the registrant was $6,038,510,230.13 based on the closing price on the New York Stock Exchange on such date.

         Number of shares of the registrant's Common Stock at February 10, 2012: 171,087,289

IRON MOUNTAIN INCORPORATED
2011 FORM 10-K ANNUAL REPORT

i

        References in this Annual Report on Form 10-K to "the Company," "Iron Mountain," "we," "us" or "our" include Iron Mountain Incorporated and its consolidated subsidiaries, unless the context indicates otherwise.

DOCUMENTS INCORPORATED BY REFERENCE

        Certain information required in Items 10, 11, 12, 13 and 14 of Part III of this Annual Report on Form 10-K is incorporated by reference from our definitive Proxy Statement for our 2012 Annual Meeting of Stockholders (our "Proxy Statement") to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year ended December 31, 2011.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

        We have made statements in this Annual Report on Form 10-K that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) expected increase in our Adjusted OIBDA margins in our International Business segment, (2) commitment to stockholder payouts and dividend payments, (3) expected target leverage ratio, and (4) expected divestiture of the Italian Business. The forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements.

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

  •
  the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies;

  •
  the cost or potential liabilities associated with real estate necessary for our business;

  •
  the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.;

  •
  changes in the political and economic environments in the countries in which our international subsidiaries operate;

  •
  the failure to consummate a successful sale of the Italian Business;

  •
  claims that our technology violates the intellectual property rights of a third party;

  •
  the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases;

  •
  the impact of alternative, more attractive investments on dividends or stock repurchases;

ii

  •
  our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and

  •
  other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated.

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

iii

PART I

Item 1. Business.

A.    Development of Business.

        We provide information management services that help organizations around the world lower the costs, risks and inefficiencies of managing their physical and digital data. Our solutions enable customers to protect and better use their information—regardless of its format, location or lifecycle stage—so they can optimize their business and ensure proper recovery, compliance and discovery. We offer comprehensive records management services, data protection & recovery services and information destruction services, along with the expertise and experience to address complex information management challenges such as rising storage costs, litigation, regulatory compliance and disaster recovery. Founded in an underground facility near Hudson, New York in 1951, Iron Mountain Incorporated, a Delaware corporation, is a trusted partner to more than 155,000 clients throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 94% of the Fortune 1000. As of December 31, 2011, we provided services in more than 35 countries on five continents, employed over 17,000 people and operated more than 975 facilities.

        Now in our 61st year, we have experienced tremendous growth, particularly since successfully completing the initial public offering of our common stock in February 1996. We have grown from a business with limited product offerings and annual revenues of $104.0 million in 1995 into a global enterprise providing a broad range of information management services to customers in markets around the world with total revenues of more than $3.0 billion for the year ended December 31, 2011. On January 5, 2009, we were added to the S&P 500 Index and as of December 31, 2011 we were number 643 on the Fortune 1000.

        Our success since becoming a public company in 1996 has been driven in large part by our execution of a consistent long-term growth plan to build market leadership by extending our strategic position through service line and global expansion. This growth plan has been sequenced into three phases. The first phase involved establishing leadership and broad market access in our core businesses, records management and data protection & recovery, primarily through acquisitions. In the second phase, we invested in building a successful selling organization to access new customers, converting previously unvended demand. While different parts of our business are in different stages of evolution along our three-phase strategy, as an enterprise, we have transitioned to the third phase of our growth plan, which we call the capitalization phase. In this phase, which we expect to continue for many years, we seek to expand our relationships with our customers to continue solving their increasingly complex information management problems. Growing our customer relationships well means expanding our service offerings on a global basis while maximizing our solid core businesses. In doing this, we continue to build what we believe to be a very durable business through disciplined execution.

        Consistent with this model, we have transitioned from a growth strategy driven primarily by acquisitions of information management services companies to a growth strategy driven primarily by internal growth. In 2001, internal revenue growth exceeded growth through acquisitions for the first time since we began the first phase of our growth plan in 1996. This has been the case in each year since 2001, with the exception of 2004. In the absence of significant acquisition spending, we expect to achieve a majority of our revenue growth internally in 2012 and beyond.

        We expect to achieve our long-term growth goals by offering our customers integrated services that address their increasingly complex information management needs regardless of the format, location or lifecycle stage of their information. By offering integrated services, we aim to help our customers reduce the costs, risks and complexities associated with managing their data while increasing their compliance with various laws, regulations, company policies and industry best practices. Consistent with our overall strategy, we are focused on improving our internal revenue growth trajectory in the near-term primarily through a set of specific initiatives. These initiatives are based on a targeted approach to improving our sales effectiveness through increased focus on our core businesses, customer segmentation and enhanced marketing programs. By successfully executing on these initiatives, we expect to increase revenues from our existing customers by selling them new services and by gaining new customers that do not currently outsource some or all of their information management service needs or who outsource their information management needs to other vendors. We are also targeting higher growth in certain international businesses as we expand our platform for selling core services and new services in higher growth markets. Finally, we are continuing to expand our services portfolio in the hybrid records market, which includes both physical and digital records, to capture what we see as larger, faster growing opportunities.

        At this stage in our evolution we are also focused on driving increased profitability and cash flow through a disciplined management approach and a focus on optimizing our business operations. Comprised of productivity initiatives, pricing program improvements and cost controls, our optimization strategy has produced significant and visible results. Between 2007 and 2011, we have compounded annual growth rates of 8% for adjusted operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net ("Adjusted OIBDA"), 15% for Adjusted Earnings per Share and 28% for Free Cash Flows before Acquisitions and Discretionary Investments ("FCF"). During that same period, we reduced our capital expenditures (excluding real estate) as a percent of revenues from 13.5% in 2007 to 6.6% in 2011. These gains were driven primarily by the optimization of our North American Business segment as we increased Adjusted OIBDA margins in that segment by more than 700 basis points. Our focus is on sustaining the high margin, high profitability levels of the North American Business segment while optimizing our International Business segment using the same strategies. We expect to increase our Adjusted OIBDA margins in the International Business segment by approximately 700 basis points between 2010 and the end of 2013. For more detailed definitions and reconciliations of Adjusted OIBDA, Adjusted Earnings per Share from Continuing Operations and FCF and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors, see "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Measures."

        We are committed to delivering stockholder value. To that end, and supported by our increased profitability and strong cash flows, we initiated a stockholder payout program in February 2010 consisting of a share repurchase authorization of up to $150.0 million and a dividend policy under which we have paid and in the future intend to pay cash dividends on our common stock. Our first ever quarterly cash dividend, declared in March 2010, was $0.0625 per share. Since initiating our stockholder payout program in February 2010, our board of directors has approved increases in the amount authorized under our share repurchase program of up to an additional $1.05 billion, bringing the total authorization to $1.2 billion. As of December 31, 2011, we have purchased 36.6 million shares of our common stock for $1.1 billion under this program. We have also increased our quarterly dividend on two occasions, most recently to $0.25 per share in June 2011, which represents a 300% increase over the quarterly amount declared in March 2010.

        In April 2011, we announced a three-year strategic plan to increase stockholder value. The key components of our plan are: (i) sustaining a leadership position in our North American Business segment; (ii) driving substantial improvements in our International Business segment; and (iii) committing to significant stockholder payouts of $2.2 billion through 2013, with $1.2 billion being paid out through May 2012. As of December 31, 2011, we had returned $1.1 billion to stockholders against our commitment of returning $1.2 billion through May 2012, including $0.1 billion in dividends and $1.0 billion in share repurchases. As part of our strategic plan, in June 2011, we completed the sale of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") for approximately $395.4 million in cash. Additionally, in connection with our strategic portfolio review of certain international operations, we sold our New Zealand operations in October 2011 for approximately $10.0 million in cash and, in December 2011, we committed to a plan to sell our records management business in Italy (the "Italian Business").

B.    Description of Business.

Overview

        Our information management services can be broadly divided into three major service categories: records management services, data protection & recovery services, and information destruction services. Media formats can be broadly divided into physical and electronic records. We define physical records to include paper documents, as well as all other non-electronic media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints. Electronic records include e-mail and various forms of magnetic media such as computer tapes, hard drives and optical disks.

        Our records management services include: records management program development and implementation based on best practices to help customers comply with specific regulatory requirements, implementation of policy-based programs that feature secure, cost-effective storage for all major media, including paper (which is the dominant form of records storage), flexible retrieval access and retention management. Included within records management services are our hybrid services. These services help organizations gain better access to, and ultimately control over, their paper records by digitizing, indexing and hosting them in online archives to provide complete information lifecycle solutions. Within the records management services category, we have developed specialized services for vital records and regulated industries such as healthcare, energy, government and financial services.

        Our data protection & recovery services include disaster preparedness, planning, support and secure, off-site vaulting of data backup media for fast and efficient data recovery in the event of a disaster, human error or virus. Our technology-based data protection & recovery services include online backup and recovery solutions for desktop and laptop computers and remote servers. Since our sale of the Digital Business, we continue to offer these technology-based services primarily through partnerships. Additionally, we serve as a trusted, neutral third party and offer technology escrow services to protect and manage source code and other proprietary information.

        Our information destruction services are comprised almost exclusively of secure shredding services. Secure shredding services complete the lifecycle of a record and involve the shredding of sensitive documents in a way that ensures privacy and a secure chain of custody for the records. These services typically include either the scheduled pick-up of loose office records, which customers accumulate in specially designed secure containers we provide, or the shredding of documents stored in records facilities upon the expiration of their scheduled retention periods.

Physical Records

        Physical records may be broadly divided into two categories: active and inactive. Active records relate to ongoing and recently completed activities or contain information that is frequently referenced. Active records are usually stored and managed on-site by their owners to ensure ready availability. Inactive physical records are the principal focus of the information management services industry and consist of those records that are not needed for immediate access but which must be retained for legal, regulatory and compliance reasons or for occasional reference in support of ongoing business operations. A large and growing specialty subset of the physical records market is medical records. These are active and semi-active records that are often stored off-site with, and serviced by, an information management services vendor. Special regulatory requirements often apply to medical records. In addition to our core records management services, we provide consulting, facilities management, fulfillment and other outsourcing services.

Electronic Records

        Electronic records management focuses on the storage of, and related services for, computer media that is either a backup copy of recently processed data or archival in nature. We believe the issues encountered by customers trying to manage their electronic records are similar to the ones they face in their physical records management programs and consist primarily of: (1) storage capacity and the preservation of data; (2) access to and control over the data in a secure environment; and (3) the need to retain electronic records due to regulatory requirements or for litigation support. Customer needs for data backup and recovery and archiving are distinctively different. Backup data exists because of the need of many businesses to maintain backup copies of their data in order to be able to recover the data in the event of a system failure, casualty loss or other disaster. It is customary (and a best practice) for data processing groups to rotate backup tapes to off-site locations on a regular basis and to require multiple copies of such information at multiple sites. In addition to the physical rotation and storage of backup data that we provide, we offer online backup services through partnerships as an alternative way for businesses to store and access data. Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop and laptop computers over the Internet and stores it in secure data centers.

Growth of Market

        We believe that the volume of stored physical and electronic records will continue to increase on a global basis for a number of reasons, including: (1) regulatory requirements; (2) concerns over possible future litigation and the resulting increases in volume and holding periods of records; (3) the continued proliferation of data processing technologies such as personal computers and networks; (4) inexpensive document producing technologies such as desktop publishing software and desktop printing; (5) the high cost of reviewing records and deciding whether to retain or destroy them; (6) the failure of many entities to adopt or follow policies on records destruction; and (7) the need to keep backup copies of certain records in off-site locations for business continuity purposes in the event of disaster.

        We believe that the creation of paper-based information will be sustained, not in spite of, but because of, "paperless" technologies such as e-mail and the Internet. These technologies have prompted the creation of hard copies of such electronic information and have also led to increased demand for electronic records services, such as the storage and off-site rotation of backup copies of magnetic media. In addition, we believe that the proliferation of digital information technologies and distributed data networks has created a growing need for efficient, cost-effective, high quality technology solutions for electronic data protection and the management of electronic documents.

Acquisitions in a Highly Fragmented Industry

        The physical information management services industry has long been and remains a highly fragmented industry with thousands of competitors in North America and around the world. Between 1995 and 2004 there was significant acquisition activity in the industry driven primarily by us and certain of our larger competitors. Acquisitions were a fast and efficient way to achieve scale, expand geographically and broaden service offerings.

        We believe that since the 1990s there has been ongoing acquisition activity in the physical information management services industry, both in North America and internationally, because of the opportunities for larger information management services providers to achieve economies of scale and meet customer demands for more sophisticated, technology-based solutions. We believe that this trend is also due to, and may continue as a result of, the preference of certain large organizations to contract with one physical information management services vendor in multiple cities and countries for its physical information management service needs. Larger national or multinational information management service companies are better able to satisfy the demands of larger multi-city or multi-national customers than single city competitors.

        Attractive acquisitions, many of which are small, in North America and internationally continue to exist and we may from time to time acquire these businesses where we believe they present a good opportunity to create value for our stockholders.

Characteristics of Our Business

        We generate our revenues by providing storage, core records management, data protection & recovery, information destruction, hybrid services and an expanding menu of complementary products and services to a large and diverse customer base. Providing outsourced information management services is the mainstay of our customer relationships and serves as the foundation for our revenue growth. Core services, which are a vital part of a comprehensive records management program, consist primarily of the handling and transportation of stored records and information. In our secure shredding operations, core services consist primarily of the scheduled collection and shredding of records and documents generated by business operations. Additionally, core services include certain hybrid services and recurring project revenues. As is the case with storage revenues, core service revenues are highly recurring in nature. In 2011, our storage and core service revenues represented approximately 88% of our total consolidated revenues. In addition to our core services, we offer a wide array of complementary products and services, including special project work, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). In addition, complementary services revenue includes recycled paper revenue. Complementary services address more specific needs and are designed to enhance our customers' overall records management programs. These services complement our core services; however, they are more episodic and discretionary in nature. Revenue generated by all of our operating segments includes both core and complementary components.

        In general, our North American Business and our International Business segments offer the products and services discussed below, in their respective geographies. The amount of revenues derived from our North American Business and International Business segments and other relevant data, including financial information about geographic areas and product and service lines, for fiscal years 2009, 2010 and 2011 are set forth in Note 9 to Notes to Consolidated Financial Statements.

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

Records Management Services

        By far our largest category of services, records management services consists primarily of the archival storage of records for long periods of time according to applicable laws, regulations and industry best practices. Core to any records management program is the handling and transportation of stored records and the eventual destruction of those records upon the expiration of their scheduled retention periods. This is accomplished through our extensive service and courier operations. Other records management services include our hybrid services as well as Compliant Records Management and Consulting Services, Health Information Management Solutions, IM Entertainment Services, Energy Data Services, Discovery Services and other ancillary services.

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

        Service and courier operations are an integral part of our comprehensive records management program for all physical media and include adding records to storage, temporarily removing records from storage, refiling of removed records, permanently withdrawing records from storage and destroying records. Service charges are generally assessed for each activity on a per unit basis. Courier operations consist primarily of the pick-up and delivery of records upon customer request. Charges for courier services are based on urgency of delivery, volume and location and are billed monthly. As of December 31, 2011, we were utilizing a fleet of approximately 3,700 owned or leased vehicles.

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

        The focus of our hybrid business is to develop, implement and support comprehensive information management solutions for the complete lifecycle of our customers' information. We seek to develop solutions that solve our customers' document management challenges by integrating the management of physical records, document conversion and digital storage. Our hybrid services complement our core service offerings, leveraging our global footprint and our existing customer relationships. We differentiate our offerings from our competitors by providing solutions that integrate and extend our existing portfolio of products and services. The trend towards increased usage of Electronic Document Management ("EDM") systems represents another opportunity for us to manage active records. Our hybrid services provide the bridge between customers' physical documents and their new EDM solutions.

        We offer records management services that have been tailored for specific industries, such as health care, or to address the needs of customers with more specific requirements based on the critical nature of their records. Healthcare information services principally include the handling, storage, filing, processing and retrieval of medical records used by hospitals, private practitioners and other medical institutions. Medical records tend to be more active in nature and are typically stored on specialized open shelving systems that provide easier access to individual files. Healthcare information services also include recurring project work and ancillary services. Recurring project work involves the on-site removal of aged patient files and related computerized file indexing. Ancillary healthcare information services include release of information (medical record copying and delivery), temporary staffing, contract coding, facilities management and imaging.

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

        Other complementary lines of business that we operate include fulfillment services and professional consulting services. Fulfillment services are performed by our wholly owned subsidiary, Iron Mountain Fulfillment Services, Inc. ("IMFS"). IMFS stores marketing literature and other materials for its customers and delivers this material to sales offices, trade shows and prospective customers' locations based on current and prospective customer requests. In addition, IMFS assembles custom marketing packages and orders and manages and provides detailed reporting on customer marketing literature inventories. A growing element of the content we manage and fulfill is stored digitally and printed on demand by IMFS. Digital print allows marketing materials such as brochures, direct mail, flyers, pamphlets and newsletters to be personalized to the recipient with variable messages, graphics and content.

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

        We divested ourselves of our domain name management product line in 2010 and our Digital Business, including our former wholly owned subsidiaries, Mimosa Systems, Inc. and Stratify, Inc., and New Zealand operations in 2011. Also, we committed to selling our Italian Business in December 2011. Consistent with our treatment of acquisitions, we eliminated all revenues associated with these businesses, which have all been reflected as discontinued operations for financial reporting purposes, from the calculation of our internal growth rates for 2009, 2010 and 2011.

Data Protection & Recovery Services

        Our data protection & recovery services are designed to comply with applicable laws and regulations and to satisfy industry best practices with regard to the off-site vaulting of data for disaster recovery and business continuity purposes. We provide data protection & recovery services for both physical and electronic records. We also offer technology escrow services in this category.

        Physical data protection & recovery services consist of the storage and rotation of backup computer media as part of corporate disaster recovery and business continuity plans. Computer tapes, cartridges and disk packs are transported off-site by our courier operations on a scheduled basis to secure, climate-controlled facilities, where they are available to customers 24 hours a day, 365 days a year, to facilitate data recovery in the event of a disaster. Frequently, backup tapes are rotated from our facilities back to our customers' data centers. We also manage tape library relocations and support disaster recovery testing and execution.

        Online backup is a Web-based service that automatically backs up computer data from servers or directly from desktop or laptop computers over the Internet and stores it in secure data centers. Since our sale of the Digital Business, we continue to offer this service pursuant to a reseller agreement with Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy").

        Through our technology escrow services business, we act as a trusted, neutral, third party, safeguarding valuable technology assets—such as software source code, object code and data—in secure, access-protected escrow accounts. Acting in this intermediary role, we help document and maintain intellectual property integrity. The result is increased control and leverage for all parties, enabling them to protect themselves, while maintaining competitive advantage.

Information Destruction Services

        Our information destruction services consist primarily of physical secure shredding operations. Secure shredding is a natural extension of our hard copy records management services, completing the lifecycle of a record, and involves the shredding of sensitive documents for customers that, in many cases, also use our services for management of archival records. These services typically include the scheduled pick-up of loose office records which customers accumulate in specially designed secure containers we provide. Complementary to our shredding operations is the sale of the resultant waste paper to third-party recyclers. Through a combination of plant-based shredding operations and mobile shredding units comprised of custom built trucks, we are able to offer secure shredding services to our customers throughout the U.S., Canada, the United Kingdom, Australia and Latin America.

Financial Characteristics of Our Business

        Our financial model is based on the recurring nature of our various revenue streams. The historical predictability of our revenues and the resulting Adjusted OIBDA allow us to operate with a high degree of financial leverage. Our business has the following financial characteristics:

  •
  Recurring Revenues.  We derive a majority of our consolidated revenues from fixed periodic, usually monthly, fees charged to customers based on the volume of records stored. Once a customer places physical records in storage with us and until those records are destroyed or permanently removed (for which we typically receive a service fee), we receive recurring payments for storage fees without incurring additional labor or marketing expenses or significant capital costs. Similarly, contracts for the storage of electronic backup media involve primarily fixed monthly payments. Our annual revenues from these fixed periodic storage fees have grown for 23 consecutive years. For each of the three years 2009 through 2011, storage revenues, which are stable and recurring, have accounted for over 55% or more of our total consolidated revenues. This stable and growing storage revenue base also provides the foundation for increases in service revenues and Adjusted OIBDA.

  •
  Historically Non-Cyclical Storage Business.  Historically, we have not experienced significant reductions in our storage business as a result of economic downturns although, during recent economic slowdowns, the rate at which some customers added new cartons to their inventory was below historical levels. We believe that companies that have outsourced records management services are less likely during economic downturns to incur the move-out costs and other expenses associated with accelerating destruction of their records, switching vendors or moving their records management services programs in-house. However, during the current economic downturn, which is more severe and has lasted longer than other recent downturns, destruction rates have increased as some customers have been more willing to incur additional short-term service costs in exchange for lower storage costs in the long-term. In addition, we have experienced longer sales cycles and lower incoming volumes from existing customers, due in large part we believe to high unemployment rates and generally lower levels of business activity. Combined, these impacts have resulted in lower net volume growth rates. The net effect of these factors has been the continued growth of our storage revenue base, albeit at a lower rate. For each of the three years 2009 through 2011, total net volume storage growth has been approximately 2% on a global basis.

  •
  Inherent Growth from Existing Physical Records Customers.  Our physical records customers have, on average, sent us additional cartons at a faster rate than stored cartons have been destroyed or permanently removed. However, during the current economic downturn, the combination of lower incoming volumes from existing customers, due in large part we believe to high unemployment rates and generally lower business activity, and increased destruction rates, as described above, has resulted in net volume growth from existing customers being negative at times in certain markets. We expect that after the economy has improved, our growth from existing customers will improve although we cannot give any assurance as to how much, if any, improvement we will realize. We believe the continued growth of our physical records storage revenues is the result of a number of factors, including: (1) the trend toward increased records retention; (2) customer satisfaction with our services; (3) the costs and inconvenience of moving storage operations in-house or to another provider of information management services; and

    (4) our positive pricing actions; however, in the current economic downturn, elevated destruction and withdrawal rates have resulted in lower net volume growth in recent quarters.

  •
  Diversified and Stable Customer Base.  As of December 31, 2011, we had over 155,000 clients in a variety of industries. We currently provide services to commercial, legal, banking, healthcare, accounting, insurance, entertainment and government organizations, including more than 94% of the Fortune 1000. No customer accounted for as much as 2% of our consolidated revenues in any of the years ended December 31, 2009, 2010 and 2011. For each of the three years 2009 through 2011, the average volume reduction due to customers terminating their relationship with us was less than 3%.

  •
  Capital Expenditures Related Primarily to Business Line Growth and Ongoing Operations.  Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. As the nature of our business has evolved over time, so has the nature of our capital expenditures. Every year we expend capital to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations. We also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally smaller and more discretionary in nature. Below are descriptions of the major types of capital expenditures we are likely to make in a given year:

  •
  Capital to support business line growth—these expenditures are primarily related to capacity expansion such as investments in new building outfitting, carton storage systems, tape storage systems and containers, shredding plants and bins and technology service storage and processing capacity.

  •
  Capital to support ongoing business operations—these expenditures are primarily related to major repairs and/or the replacement of assets, such as facilities, warehouse equipment and computers, previously referred to as maintenance capital expenditures. This category also includes operational support initiatives such as sales and marketing and information technology projects to support infrastructure requirements.

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

        Following is a table presenting our capital expenditures for 2009, 2010 and 2011 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend (dollars in millions)	2009(1)(2)	2010(1)(2)	2011(1)(2)
Business Line Growth	$156	$116	$81
Business Operations(3)	56	65	84
Product Development	12	10	2
Product Improvement	28	31	14
Operational Efficiencies	9	8	18
Real Estate	36	14	20

Total Capital	$297	$244	$218

        We believe that capital expenditures incurred as a percent of revenues is a meaningful metric for investors as it indicates the efficiency with which we are investing in the growth and operational efficiency of our business. For the years 2009 through 2011, our total capital expenditures incurred as a percent of revenues were approximately 11%, 8% and 7%, respectively. The decrease in capital expenditures as percent of revenues since 2009 is due primarily to our disciplined approach to capital management, a shift toward less capital intense service revenues and moderating growth rates in our physical storage business.

        Following is a table presenting our capital expenditures as a percent of total revenues for 2009, 2010 and 2011 organized by the nature of the spending as described above:

	Year Ended December 31,
Nature of Capital Spend	2009(1)(2)	2010(1)(2)	2011(1)(2)
Business Line Growth	5.6%	4.0%	2.7%
Business Operations(3)	2.0%	2.2%	2.8%
Product Development	0.4%	0.3%	0.1%
Product Improvement	1.0%	1.1%	0.5%
Operational Efficiencies	0.3%	0.3%	0.6%
Real Estate	1.3%	0.5%	0.7%

Total Capital	10.7%	8.4%	7.2%

(1)
Represents accrued capital expenditures and may differ from amounts presented on the cash basis in the Consolidated Statement of Cash Flows.

(2)
Columns may not foot due to rounding.

(3)
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

        In the U.S. and Canada, we seek to be one of the largest information management services providers in each of our markets. Internationally, our objectives are to continue to capitalize on our expertise in the information management services industry and to make additional acquisitions and investments in selected international markets. Our near-term growth objectives are comprised of a set of specific initiatives including: (1) increasing our focus on our core businesses with a targeted, low risk approach to improving our sales effectiveness and thereby increasing revenues with our existing customers by selling them new services and gaining net new customers; (2) higher growth in our international businesses as we expand our platform for selling core services and new services in higher growth markets; and (3) continuing to expand our services portfolio in the hybrid market to capture those larger, faster growing opportunities. Although the focus will be on growing our business organically, targeted acquisitions will continue to play a role in our overall growth strategy.

Introduction of New Products and Services

        We continue to expand our portfolio of products and services. Adding new products and services allows us to further penetrate our existing customer accounts and attract new customers in previously untapped markets.

Growth from Existing Customers

        Our existing customers' storage of physical records contributes to the growth of storage and storage-related services revenues because, on average, our existing customers generate additional cartons at a faster rate than old cartons are destroyed or permanently removed. However, during the current economic downturn, the combination of lower incoming volumes from existing customers, due in large part we believe to high unemployment rates and generally lower business activity, and increased destruction rates, as described above, has resulted in net volume growth from existing customers being negative at times in certain markets. We expect that after the economy has improved, our growth from existing customers will improve although we cannot give any assurance as to how much, if any, improvement we will realize. In order to maximize growth opportunities from existing customers, we seek to maintain high levels of customer retention by providing premium customer service through our local account management staff.

        Our sales coverage model is designed to identify and capitalize on incremental revenue opportunities by allocating our sales resources based on a sophisticated segmentation of our customer base and selling additional records management, data protection & recovery and information destruction services in new and existing markets within our existing customer relationships. We also seek to leverage existing business relationships with our customers by selling complementary services and products such as special project work, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies).

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

Growth through Acquisitions

        The goal of our current acquisition program is to supplement internal growth by continuing to expand our presence in targeted international markets, continuing to make fold-in acquisitions in North America and expanding our new service capabilities and industry-specific services. We have a successful record of acquiring and integrating information management services companies.

Acquisitions in the North American Business Segment

        Although we substantially completed our geographic expansion in North America in 2003, we have since acquired and we continue to seek to acquire information management services businesses in the U.S. and Canada. Given the relatively smaller size of the acquisition targets in our core physical businesses in North America and our increased revenue base, future acquisitions are expected to be less significant to our overall North American Business segment revenue growth than in the past.

Acquisitions in the International Business Segment

        We substantially completed our geographic expansion in Europe and Latin America by 2003 and entered the Asia Pacific market in 2005. We expect to continue to make acquisitions and investments in information management services businesses in targeted markets outside North America. We have acquired and invested in, and seek to acquire and invest in, information management services companies in certain countries, and, more specifically, certain markets within such countries, where we believe there is potential for significant growth. Future acquisitions and investments will focus primarily on expanding priority markets in Continental Europe, Latin America and Asia, with continued leverage of our successful joint venture model.

        The experience, depth and strength of local management are particularly important in our international expansion and acquisition strategy. Since beginning our international expansion program in January 1999, we have, directly and through joint ventures, expanded our operations into more than 35 countries in Europe, Latin America and Asia Pacific. These transactions have taken, and may continue to take, the form of acquisitions of an entire business or controlling or minority investments with a long-term goal of full ownership. We believe our joint venture strategy, rather than an outright acquisition, may, in certain markets, better position us to expand the existing business. The local partners benefit from our expertise in the information management services industry, our multinational customer relationships, our access to capital and our technology, and we benefit from our local partners' knowledge of the market, relationships with local customers and their presence in the community. In addition to the criteria we use to evaluate North American acquisition candidates, when looking at an international investment or acquisition, we also evaluate the presence in the potential market of our existing customers as well as the risks uniquely associated with an international investment, including those risks described below.

        Our long-term goal is to acquire full ownership of each business in which we made a joint venture investment. Since 2008, we acquired the remaining minority equity ownership in our Greek (2010), Chinese (2010), Hong Kong (2010) and Singapore (2010) operations. In 2010, to better align our operations with our long-term international growth objectives, we sold our ownership stakes in Indonesia and Sri Lanka. We now own more than 97% of our international operations, measured as a percentage of consolidated revenues. In connection with the strategic review of certain of our international businesses, we sold our New Zealand operations in October 2011. Additionally, in December 2011, we committed to a plan to sell our Italian Business.

        Our international investments are subject to risks and uncertainties relating to the indigenous political, social, regulatory, tax and economic structures of other countries, as well as fluctuations in currency valuation, exchange controls, expropriation and governmental policies limiting returns to foreign investors.

        The amount of our revenues derived from international operations and other relevant financial data for fiscal years 2009, 2010 and 2011 are set forth in Note 9 to Notes to Consolidated Financial Statements. For the years ended December 31, 2009, 2010 and 2011, we derived approximately 31%, 32% and 34%, respectively, of our total revenues from outside of the U.S. As of December 31, 2009, 2010 and 2011, we had long-lived assets of approximately 34%, 36% and 36%, respectively, outside of the U.S.

Competition

        We are the global leader in the physical information management services industry with operations in more than 35 countries. We compete with our current and potential customers' internal information management services capabilities. We can provide no assurance that these organizations will begin or continue to use an outside company such as Iron Mountain for their future information management services.

        We also compete with numerous information management services providers in all geographic areas where we operate. The physical information management services industry is highly competitive and includes thousands of competitors in North America and around the world. We believe that the majority of physical information management services companies serve a single city and are either owner-operated or ancillary to another business, such as a moving and storage company. We believe that competition for customers is based on price, reputation for reliability, quality of service and scope and scale of technology and that we generally compete effectively in each of these areas.

Alternative Technologies

        We derive most of our revenues from the storage of paper documents and storage-related services. This storage requires significant physical space. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. To date, none of these technologies has replaced paper documents as the principal means for storing information. However, we can provide no assurance that our customers will continue to store most of their records as paper documents. We continue to provide additional services such as online backup, primarily through partnerships, designed to address our customers' need for efficient, cost-effective, high quality solutions for electronic records and information management.

Employees

        As of December 31, 2011, we employed over 8,800 employees in the U.S. and over 8,200 employees outside of the U.S. At December 31, 2011, an aggregate of 469 employees were represented by unions in California, Georgia and three provinces in Canada.

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

Insurance

        For strategic risk transfer purposes, we maintain a comprehensive insurance program with insurers that we believe to be reputable and that have adequate capitalization in amounts that we believe to be appropriate. Property insurance is purchased on a comprehensive basis, including flood and earthquake (including excess coverage), subject to certain policy conditions, sublimits and deductibles. Property is insured based upon the replacement cost of real and personal property, including leasehold improvements, business income loss and extra expense. Other types of insurance that we carry, which are also subject to certain policy conditions, sublimits and deductibles, include: medical, workers' compensation, general liability, umbrella, automobile, professional, warehouse legal liability and directors' and officers' liability policies. In 2002, we established a wholly owned Vermont domiciled captive insurance company as a subsidiary through which we retain and reinsure a portion of our property loss exposure.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records stored with us. Our liability under these contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. We cannot assure you that where we have limitation of liability provisions that they will be enforceable in all instances or would otherwise protect us from liability. Also, some of our contracts with large volume accounts and some of the contracts assumed in our acquisitions contain no such limits or contain higher limits. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

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

Internet Website

        Our Internet address is www.ironmountain.com. Under the "For Investors" section on our Internet website, we make available through a hyperlink to a third party website, free of charge, our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") as soon as reasonably practicable after such forms are filed with or furnished to the SEC. We are not including the information contained on or available through our website as a part of, or incorporating such information by reference into, this Annual Report on Form 10-K. Copies of our corporate governance guidelines, code of ethics and the charters of our audit, compensation, and nominating and governance committees are available on the "For Investors" section of our website, www.ironmountain.com, under the heading "Corporate Governance."

 Item 1A. Risk Factors.

        Our businesses face many risks. If any of the events or circumstances described in the following risks actually occur, our businesses, financial condition or results of operations could suffer, and the trading price of our debt or equity securities could decline. Our investors and prospective investors should consider the following risks and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" before deciding to invest in our securities.

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

        Continued governmental focus on data security may lead to additional legislative action. For example, the U.S. Congress is considering legislation that would expand the federal data breach notification requirement beyond the financial and medical fields. In addition, the European Commission has proposed a new regulation and directive that will, if adopted, supersede Directive 95/46/EC, which has governed the processing of personal data since 1995. It is anticipated that the new proposal will significantly alter the security and privacy obligations of entities, such as Iron Mountain, that process data of citizens of members of the European Union. The continued emphasis on information security may lead customers to request that we take additional measures to enhance security and assume higher liability under our contracts. We have experienced incidents in which customers' backup tapes or other records have been lost, and we have been informed by customers that some of the incidents involved the loss of personal information, resulting in monetary damages which we have paid. As a result of legislative initiatives and client demands, we may have to modify our operations with the goal of further improving data security. Any such modifications may result in increased expenses and operating complexity, and we may be unable to increase the rates we charge for our services sufficiently to offset any increased expenses.

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

        We derive most of our revenues from the storage of paper documents and storage related services. This storage requires significant physical space, which we provide through our owned and leased facilities. Alternative storage technologies exist, many of which require significantly less space than paper documents. These technologies include computer media, microform, CD-ROM and optical disk. U.S. federal government initiatives have resulted in many health care providers adopting programs to evolve to greater use of electronic medical records. In addition, as alternative technologies are adopted, storage related services may decline as the physical records we store become less active and more archived. We can provide no assurance that our customers will continue to store most of their records in paper documents format. The adoption of alternative technologies may also result in decreased demand for services related to the paper documents we store. A significant shift by our customers to storage of data through non-paper based technologies, whether now existing or developed in the future, could adversely affect our businesses.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

        Our customer contracts usually contain provisions limiting our liability with respect to loss or destruction of, or damage to, records or information stored with us. Our liability under physical storage contracts is often limited to a nominal fixed amount per item or unit of storage, such as per cubic foot. Our liability under our hybrid services and other service contracts is often limited to a percentage of annual revenue under the contract. We cannot assure you that where we have limitation of liability provisions they will be enforceable in all instances or, if enforceable, that they would otherwise protect us from liability. In addition to provisions limiting our liability, our standard storage and service contracts include a schedule setting forth the majority of the customer-specific terms, including storage and service pricing and service delivery terms. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and most disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

We face competition for customers.

        We compete, in some of our business lines, with our current and potential customers' internal information management services capabilities. These organizations may not begin or continue to use a third party, such as Iron Mountain, for their future information management services needs. We also compete with multiple information management services providers in all geographic areas where we operate; our current or potential customers may choose to use those competitors instead of us.

Our customers may be constrained in their ability to pay for services or require fewer services.

        Continued economic weakness in the markets where we operate may cause some customers to postpone projects for which they would otherwise retain our services and may, in some instances, cause customers to reduce or forgo our services. Many of our largest customers are financial institutions that have been particularly affected by the economic downturn; their condition may lead them to reduce their use of our services. In addition, customers may increasingly seek protection under bankruptcy laws, potentially affecting not only future business but also our ability to collect accounts receivable.

Failure to comply with certain regulatory and contractual requirements under our U.S. Government General Services Administration Multiple Award Schedule contracts could adversely affect our revenues, operating results and financial position.

        Selling our services to the U.S. Government subjects us to certain regulatory and contractual requirements. Failure to comply with these requirements could subject us to investigations, price reductions, up to treble damages, and civil penalties. Noncompliance with certain regulatory and contractual requirements could also result in us being suspended or barred from future U.S. Government contracting. Any of these outcomes could have a material adverse effect on our revenues, operating results and financial position.

We may be subject to certain costs and potential liabilities associated with the real estate required for our business.

        Because our business is heavily dependent on real estate, we face special risks attributable to the real estate we own or lease. Such risks include:

  •
  variable occupancy costs and difficulty locating suitable sites due to fluctuations in real estate markets;

  •
  uninsured losses or damage to our storage facilities due to an inability to obtain full coverage on a cost-effective basis for some casualties, such as earthquakes, or any coverage for certain losses, such as losses from riots or terrorist activities;

  •
  inability to use our real estate holdings effectively and costs associated with vacating or consolidating facilities if the demand for physical storage were to diminish because our customers choose other storage technologies; and

  •
  liability under environmental laws for the costs of investigation and cleanup of contaminated real estate owned or leased by us, whether or not (i) we know of, or were responsible for, the contamination, or (ii) the contamination occurred while we owned or leased the property.

        Some of our current and formerly owned or leased properties were previously used by entities other than us for industrial or other purposes that involved the use, storage, generation and/or disposal of hazardous substances and wastes, including petroleum products. In some instances this prior use involved the operation of underground storage tanks or the presence of asbestos-containing materials. Although we have from time to time conducted limited environmental investigations and remedial activities at some of our former and current facilities, we have not undertaken an in-depth environmental review of all of our properties. We therefore may be potentially liable for environmental costs like those discussed above and may be unable to sell, rent, mortgage or use contaminated real estate owned or leased by us. Environmental conditions for which we might be liable may also exist at properties that we may acquire in the future. In addition, future regulatory action and environmental laws may impose costs for environmental compliance that do not exist today.

International operations may pose unique risks.

        As of December 31, 2011, we provided services in more than 35 countries outside the U.S. As part of our growth strategy, we expect to continue to acquire or invest in information management services businesses in select foreign markets. International operations are subject to numerous risks, including:

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

  •
  differences in business practices; and

  •
  foreign currency fluctuations.

        In particular, our net income can be significantly affected by fluctuations in currencies associated with certain intercompany balances of our foreign subsidiaries owed to us and between our foreign subsidiaries.

We may be subject to claims that our technology violates the intellectual property rights of a third party.

        Third parties may have legal rights (including ownership of patents, trade secrets, trademarks and copyrights) to ideas, materials, processes, names or original works that are the same or similar to those we use. Third parties may bring claims, or threaten to bring claims, against us that allege that their intellectual property rights are being infringed or violated by our use of intellectual property. Litigation or threatened litigation could be costly and distract our senior management from operating our business. Further, if we cannot establish our right or obtain the right to use the intellectual property on reasonable terms, we may be required to develop alternative intellectual property at our expense to mitigate potential harm.

Changing fire and safety standards may result in significant expense in certain jurisdictions.

        As of December 31, 2011, we operated 932 records management and off-site data protection facilities worldwide, including 615 in the United States alone. Many of these facilities were built and outfitted by third parties and added to Iron Mountain's real estate portfolio as part of acquisitions. Some of these facilities contain fire suppression and safety features that are different from our current specifications and current standards for new facilities, although we believe all of our facilities were constructed in compliance with laws and regulations in effect at the time of their construction or outfitting. Where we believe the fire suppression and safety features of a facility require improvement, we will develop and implement a plan to remediate the issue. In some instances local authorities having jurisdiction may take the position that our fire suppression and safety features in a particular facility are insufficient and require additional measures which may involve considerable expense to Iron Mountain. If additional fire safety and suppression measures were required at a large number of our facilities, this could negatively impact our business, financial condition or results of operations.

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

        Unexpected events, including fires or explosions at our facilities, natural disasters such as hurricanes and earthquakes, war or terrorist activities, unplanned power outages, supply disruptions and failure of equipment or systems, could adversely affect our results of operations. These events could result in customer service disruption, physical damages to one or more key operating facilities, the temporary closure of one or more key operating facilities or the temporary disruption of information systems.

Attacks on our internal information technology systems could damage our reputation, harm our businesses and adversely impact our results of operations.

        Our reputation for providing secure information storage to customers is critical to the success of our business. We have previously faced attempts by hackers and similar unauthorized users to gain access to our information technology systems and expect to continue to face such attempts. Although we seek to prevent, detect and investigate these security incidents and have taken steps to prevent such security breaches, there can be no assurance that attacks by unauthorized users will not be attempted in the future or that our security measures will be effective. A successful breach of the security of our information technology systems could lead to theft or misuse of our customers' proprietary or confidential information and result in third party claims against us and reputational harm. If our reputation is damaged, we may become less competitive, which could negatively impact our businesses, financial condition or results of operations.

Risks Relating to our Strategic Review

No guaranty that any of the alternative financing, capital, and tax strategies being evaluated, including a potential conversion to a REIT, will be implemented or will be successful if implemented.

        In April 2011 we entered into a settlement agreement with Elliott Associates, L.P. and Elliott International, L.P. in which we agreed to form a special committee of our board of directors to, among other things, evaluate ways to maximize stockholder value through alternative financing, capital, and tax strategies (the "Strategic Review"), including evaluating a potential conversion to a real estate investment trust (a "REIT"). The Strategic Review has required, and may continue to require, the expenditure of significant time and resources by us. The Strategic Review process is complex and may divert management's time and attention. We may not pursue any of the alternative strategies being evaluated, including a potential conversion to a REIT, and we can provide no assurances that any strategy we pursue will be successfully implemented or achieve the intended benefits. Finally, stockholder litigation that may arise in connection with the Strategic Review may result in significant costs for defense or liability. These consequences, alone or in combination, may have a material adverse effect on our business, financial condition or results of operations.

Risks Relating to Our Common Stock

No Guaranty of Dividend Payments or Stock Repurchases.

        Our board of directors approved a share repurchase program and adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. In addition, on April 19, 2011, we announced our intention to make stockholder payouts of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders by May 2012 through a combination of share repurchases, ongoing quarterly dividends and potential one-time dividends. Although we are committed to returning capital to stockholders and returned $1.15 billion between April 19, 2011 and February 10, 2012, any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future, as well as the form and mix of such stockholder payouts, will be based primarily upon our financial condition, results of operations, business requirements and strategy, the price of our common stock (in the case of the repurchase program) and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Risks Relating to Our Indebtedness

Our substantial indebtedness could adversely affect our financial health and prevent us from fulfilling our obligations under our various debt instruments.

        We have a significant amount of indebtedness. The following table shows important credit statistics as of December 31, 2011 (dollars in millions):

Total long-term debt	$3,353.6
Total equity	$1,254.3
Debt to equity ratio	2.67	X

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

  •
  inability to fund future working capital, capital expenditures, acquisitions and other general corporate requirements, including possible required repurchases of our various indebtedness, the payment of quarterly dividends or the repurchase of shares of our common stock;

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

        The success of any acquisition depends in part on our ability to integrate the acquired company. The process of integrating acquired businesses may involve unforeseen difficulties and may require a disproportionate amount of our management's attention and our financial and other resources. We can give no assurance that we will ultimately be able to effectively integrate and manage the operations of any acquired business. The failure to successfully integrate the cultures, operating systems, procedures and information technologies of an acquired business could have a material adverse effect on our results of operations.

We may be unable to continue our international expansion.

        Our growth strategy involves expanding operations in international markets, and we expect to continue this expansion. Europe, Latin America and Australia have been our primary areas of focus for international expansion, and we have expanded into the Asia Pacific region to a lesser extent. We have entered into joint ventures and have acquired all or a majority of the equity in information management services businesses operating in these areas and may acquire other information management services businesses in the future.

        This growth strategy involves risks. We may be unable to pursue this strategy in the future at the desired pace or at all. For example, we may be unable to:

  •
  identify suitable companies to acquire or invest in;

  •
  complete acquisitions on satisfactory terms;

  •
  successfully expand our infrastructure and sales force to support growth;

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

Item 1B. Unresolved Staff Comments.

        None.

Item 2. Properties.

        As of December 31, 2011, we conducted operations through 746 leased facilities and 236 facilities that we own. Our facilities are divided among our reportable segments as follows: North American Business (643), International Business (338), and Corporate (1). These facilities contain a total of 63.7 million square feet of space. Facility rent expense was $216.1 million and $219.4 million for the years ended December 31, 2010 and 2011, respectively. The leased facilities typically have initial lease terms of five to ten years with one or more five-year options to extend. In addition, some of the leases contain either a purchase option or a right of first refusal upon the sale of the property. Our facilities are located throughout North America, Europe, Latin America and Asia Pacific, with the largest number of facilities in California, Florida, New York, New Jersey, Texas, Canada and the United Kingdom. We believe that the space available in our facilities is adequate to meet our current needs, although future growth may require that we acquire additional real property either by leasing or purchasing. See Note 10 to Notes to Consolidated Financial Statements for information regarding our minimum annual lease commitments.

Item 3. Legal Proceedings.

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff and seeks an unspecified amount of damages. A final pre-trial conference has been scheduled for October 12, 2012. We expect the court to establish a trial date during the pre-trial conference. As part of the sale of our Digital Business discussed at Note 14 to Notes to Consolidated Financial Statements, our Connected and LiveVault products were sold to Autonomy and Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

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

Item 4. Mine Safety Disclosures.

        None.

PART II

Item 5. Market For Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        Our common stock is traded on the New York Stock Exchange (the "NYSE") under the symbol "IRM." The following table sets forth the high and low sale prices on the NYSE, for the years 2010 and 2011:

	Sale Prices
	High	Low
2010
First Quarter	$27.76	$21.32
Second Quarter	28.49	22.44
Third Quarter	25.81	20.09
Fourth Quarter	25.42	19.93
2011
First Quarter	$31.53	$24.28
Second Quarter	35.50	31.18
Third Quarter	35.79	27.68
Fourth Quarter	33.70	28.34

        The closing price of our common stock on the NYSE on February 10, 2012 was $30.47. As of February 10, 2012, there were 539 holders of record of our common stock. We believe that there are more than 50,500 beneficial owners of our common stock.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2010 and 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 25, 2010	$0.0625	March 25, 2010	$12,720	April 15, 2010
June 4, 2010	0.0625	June 25, 2010	12,641	July 15, 2010
September 15, 2010	0.0625	September 28, 2010	12,532	October 15, 2010
December 10, 2010	0.1875	December 27, 2010	37,514	January 14, 2011
March 11, 2011	0.1875	March 25, 2011	37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. As of February 10, 2012, we have repurchased approximately $1.1 billion of our common stock under such authorization. Any determinations by us to repurchase our common stock or pay cash dividends on our common stock in the future will be based primarily upon our financial condition, results of operations, business requirements, the price of our common stock (in the case of the repurchase program) and our board of directors' continuing determination that the repurchase program and the declaration of dividends under the dividend policy are in the best interests of our stockholders and are in compliance with all laws and agreements applicable to the repurchase and dividend programs. The terms of our credit agreement and our indentures contain provisions permitting the payment of cash dividends and stock repurchases subject to certain limitations.

Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended December 31, 2011. The following table sets forth our common stock repurchased for the three months ended December 31, 2011:

Issuer Purchases of Equity
Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
October 1, 2011–October 31, 2011	3,650,195	$30.70	3,650,195	$428,226
November 1, 2011–November 30, 2011	6,078,525	$29.68	6,078,525	$247,845
December 1, 2011–December 31, 2011	4,923,158	$29.89	4,923,158	$100,701

Total	14,651,878	$30.00	14,651,878

(1)
Information is based on trade dates of repurchase transactions.

(2)
Consists of shares of our common stock, par value $.01 per share. All repurchases were made pursuant to an announced plan. All repurchases were made in open market transactions under the terms of a Rule 10b5-1 plan adopted by us.

(3)
In February 2010, our board of directors approved a share repurchase program authorizing up to $150.0 million in repurchases of our common stock, and in October 2010, our board of directors authorized up to an additional $200.0 million of such purchases. In May 2011, our board of directors authorized up to an additional $850.0 million of such purchases, for a total authorization of $1.2 billion. Our board of directors did not specify an expiration date for this program.

(4)
Dollar amounts represented reflect $1.2 billion total authorization minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

 Item 6. Selected Financial Data.

        The following selected consolidated statements of operations, balance sheet and other data have been derived from our audited consolidated financial statements (see footnote (1) below). The selected consolidated financial and operating information set forth below, giving effect to stock splits, should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Consolidated Financial Statements and the Notes thereto included elsewhere in this filing.

	Year Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)(2)	2011
	(in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Storage	$1,362,161	$1,496,194	$1,533,792	$1,598,718	$1,682,990
Service	1,204,367	1,329,240	1,240,592	1,293,631	1,331,713

Total Revenues	2,566,528	2,825,434	2,774,384	2,892,349	3,014,703
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,212,516	1,311,891	1,201,871	1,192,862	1,245,200
Selling, general and administrative	677,847	759,264	749,934	772,811	834,591
Depreciation and amortization	220,217	254,497	277,186	304,205	319,499
Intangible Impairments(3)	—	—	—	85,909	46,500
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(5,463)	7,522	168	(10,987)	(2,286)

Total Operating Expenses	2,105,117	2,333,174	2,229,159	2,344,800	2,443,504
Operating Income	461,411	492,260	545,225	547,549	571,199
Interest Expense, Net	214,147	219,989	212,545	204,559	205,256
Other Expense (Income), Net	4,103	31,505	(12,599)	8,768	13,043

Income from Continuing Operations Before Provision for Income Taxes	243,161	240,766	345,279	334,222	352,900
Provision for Income Taxes	72,617	146,122	113,762	167,483	106,488

Income from Continuing Operations	170,544	94,644	231,517	166,739	246,412
Loss from Discontinued Operations, Net of Tax	(17,858)	(14,889)	(12,138)	(219,417)	(47,439)
Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	—	200,619

Net Income (Loss)	152,686	79,755	219,379	(52,678)	399,592
Less: Net Income (Loss) Attributable to Noncontrolling Interests	920	(94)	1,429	4,908	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$151,766	$79,849	$217,950	$(57,586)	$395,538

(footnotes follow)

	Year Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)(2)	2011
	(in thousands, except per share data)
Earnings (Losses) per Share—Basic:
Income from Continuing Operations	$0.85	$0.47	$1.14	$0.83	$1.27

Total Loss (Income) from Discontinued Operations	$(0.09)	$(0.07)	$(0.06)	$(1.09)	$0.79

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.76	$0.40	$1.07	$(0.29)	$2.03

Earnings (Losses) per Share—Diluted:
Income from Continuing Operations	$0.84	$0.47	$1.13	$0.83	$1.26

Total Loss (Income) from Discontinued Operations	$(0.09)	$(0.07)	$(0.06)	$(1.09)	$0.78

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.75	$0.39	$1.07	$(0.29)	$2.02

Weighted Average Common Shares Outstanding—Basic	199,938	201,279	202,812	201,991	194,777

Weighted Average Common Shares Outstanding—Diluted	202,062	203,290	204,271	201,991	195,938

Dividends Declared per Common Share(4)	$—	$—	$—	$0.3750	$0.9375

(footnotes follow)

	Year Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)(2)	2011
	(In thousands)
Other Data:
Adjusted OIBDA(5)	$676,165	$754,279	$822,579	$926,676	$934,912
Adjusted OIBDA Margin(5)	26.3%	26.7%	29.6%	32.0%	31.0%
Ratio of Earnings to Fixed Charges	1.8x	1.8x	2.2x	2.2x	2.2x

	As of December 31,
	2007	2008	2009	2010(2)	2011
	(in thousands)
Consolidated Balance Sheet Data:
Cash and Cash Equivalents	$125,607	$278,370	$446,656	$258,693	$179,845
Total Assets	6,308,949	6,359,291	6,851,157	6,416,393	6,041,258
Total Long-Term Debt (including Current Portion of Long-Term Debt)	3,263,998	3,240,450	3,248,649	3,008,207	3,353,588
Total Equity(1)	1,815,173	1,814,769	2,150,760	1,952,865	1,254,256
(footnotes follow)

Reconciliation of Adjusted OIBDA to Operating Income and Net Income (Loss):

	Year Ended December 31,
	2007(1)	2008(1)	2009(1)	2010(1)(2)	2011
	(in thousands)
Adjusted OIBDA(5)	$676,165	$754,279	$822,579	$926,676	$934,912
Less: Depreciation and Amortization	220,217	254,497	277,186	304,205	319,499
Intangible Impairments(3)	—	—	—	85,909	46,500
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(5,463)	7,522	168	(10,987)	(2,286)

Operating Income	461,411	492,260	545,225	547,549	571,199
Less: Interest Expense, Net	214,147	219,989	212,545	204,559	205,256
Other Expense (Income), Net	4,103	31,505	(12,599)	8,768	13,043
Provision for Income Taxes	72,617	146,122	113,762	167,483	106,488
Loss from Discontinued Operations, Net of Tax	17,858	14,889	12,138	219,417	47,439
Gain on Sale of Discontinued Operations, Net of Tax	—	—	—	—	(200,619)
Net Income (Loss) Attributable to Noncontrolling Interests	920	(94)	1,429	4,908	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$151,766	$79,849	$217,950	$(57,586)	$395,538

(footnotes follow)

(1)
Revenue and Adjusted OIBDA for the years ended December 31, 2007, 2008, 2009 and 2010 have been restated to reflect a reduction in revenues of $2,183, $3,597, $4,813 and $6,023, respectively, to correct billing errors made in connection with a government contract as more fully described in Notes 2.y. and 10.h. to Notes to Consolidated Financial Statements. The impact to income from continuing operations and net income is a reduction of $1,328, $2,188, $2,927 and $3,686, respectively, for the after tax impact of the revenue errors for the years ended December 31, 2007, 2008, 2009 and 2010, respectively.

(2)
Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with Iron Mountain Incorporated's fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it will result in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods after January 1, 2007, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. There were no significant infrequent or unusual items in the IME two-month period ended December 31, 2008 and 2009.

(3)
For the year ended December 31, 2010, we recorded a non-cash goodwill impairment charge of $85,909 related to our technology escrow services business, which we continue to own and operate and which was previously reflected in the former worldwide digital business segment and is now reflected as a component of the North American Business segment. For the year ended December 31, 2010, we recorded a $197,876 non-cash goodwill impairment charge related to our former worldwide digital business that is included in loss from discontinued operations, net of tax. For the year ended December 31, 2011, we recorded a non-cash goodwill impairment charge of $46,500 in our Western Europe reporting unit, which is a component of the International Business segment. See Note 2.g. to Notes to Consolidated Financial Statements.

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

        This discussion contains "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and in other federal securities laws. See "Cautionary Note Regarding Forward-Looking Statements" on page ii of this filing and "Item 1A. Risk Factors" beginning on page 15 of this filing.

Overview

        In August 2010, we divested the domain name management product line (the "Domain Name Product Line") of our digital business. On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses (the "Digital Business") to Autonomy, pursuant to a purchase and sale agreement dated as of May 15, 2011 among Iron Mountain Incorporated ("IMI"), certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). In the Digital Sale, Autonomy purchased (i) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (ii) certain assets of IMI and its subsidiaries relating to our Digital Business. The financial position, operating results and cash flows of the Domain Name Product Line and the Digital Business, for all periods presented in this Annual Report on Form 10-K, including the gains on the sales, have been reported as discontinued operations for financial reporting purposes. IMI retained its technology escrow services business which had previously been reported in the former worldwide digital business segment along with the Digital Business and the Domain Name Product Line. The technology escrow services business is now reported in the North American Business segment. Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). The financial position, operating results and cash flows of the New Zealand Business, including the gain on the sale, for all periods presented, have been reported as discontinued operations for financial reporting purposes. Also, in December 2011, we committed to a plan to sell the Italian Business. The financial position, operating results and cash flows of the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 to Notes to Consolidated Financial Statements.

        Consolidated statements of operations amounts for 2009 and 2010 were restated in connection with the government contract billing error more fully discussed in Notes 2.y. and 10.h. to Notes to Consolidated Financial Statements. As a result, 2009 and 2010 consolidated statements of operations amounts related to: (a) storage, (b) service, (c) total revenues, (d) operating income, (e) income from continuing operations before provision for income taxes, (f) provision for income taxes, (g) income from continuing operations, (h) net income (loss) and (g) net income (loss) attributable to Iron Mountain Incorporated have been changed throughout management's discussion and analysis to conform to the restated figures.

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years and have accounted for over 55% of total consolidated revenues in each of the last three years. Our annual revenues from these fixed periodic storage fees have grown for 23 consecutive years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). A by-product of our secure shredding and destruction services is the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream. Our consolidated revenues are also subject to variations caused by the net effect of foreign currency translation on revenue derived from outside the U.S. For the years ended December 31, 2009, 2010 and 2011, we derived approximately 31%, 32% and 34%, respectively, of our total revenues from outside the U.S.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped to the customer and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

        The expansion of our European and secure shredding businesses has impacted the major cost of sales components. Our European operations are more labor intensive than our North American businesses and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American business. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        Our depreciation and amortization charges result primarily from the capital-intensive nature of our business. The principal components of depreciation relate to storage systems, which include racking, building and leasehold improvements, computer systems hardware and software, and buildings. Amortization relates primarily to customer relationship acquisition costs and is impacted by the nature and timing of acquisitions.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011 as of August 31, 2011. As required by accounting principles generally accepted in the United States of America ("GAAP"), prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations. See Note 14 to Notes to Consolidated Financial Statements. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceed their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011. A tax benefit of approximately $5.4 million was recorded associated with the Western Europe goodwill impairment charge for the year ended December 31, 2011 and is included in the provision from income taxes from continuing operations.

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million. Based on a relative fair value basis, we allocated $85.9 million of this charge to the retained technology escrow services business which continues to be included in our continuing results of operations. Our technology escrow services business had previously been reported in the former worldwide digital business segment along with the Digital Business and the Domain Name Product Line. The technology escrow services business is now reported in the North American Business segment.

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. In 2009, we saw decreases in both revenues and expenses as a result of the weakening of the British pound sterling, the Canadian dollar and the Euro against the U.S. dollar, based on an analysis of weighted average exchange rates for the comparable periods. In 2010, we saw increases in both revenues and expenses as a result of the strengthening of the British pound sterling and the Canadian dollar, slightly offset by a weakening of the Euro, against the U.S. dollar, based on an analysis of weighted average exchange rates for the comparable periods. In 2011, we saw increases in both revenues and expenses as a result of the strengthening of the British pound sterling, Canadian dollar and Euro, against the U.S. dollar, based on an analysis of weighted average exchange rates for the comparable periods. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2009 results at the 2010 average exchange rates and the 2010 results at the 2011 average exchange rates.

        Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of IME, our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with IMI's fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it results in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in a subsidiary's year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods prior to January 1, 2010, and, thus, those results have not been revised. There is, however, a charge of $4.7 million recorded to other (income) expense, net in the year ended December 31, 2010 to recognize the immaterial differences arising from the change.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2010	2011
British pound sterling	$1.546	$1.604	3.8%
Canadian dollar	$0.971	$1.012	4.2%
Euro	$1.328	$1.392	4.8%

	Average Exchange Rates for the Year Ended December 31,
			Percentage Strengthening/ (Weakening) of Foreign Currency
	2009(1)	2010
British pound sterling	$1.544	$1.546	0.1%
Canadian dollar	$0.880	$0.971	10.3%
Euro	$1.366	$1.328	(2.8)%

(1)
Corresponding to the appropriate periods based on the operating subsidiaries of IME's fiscal year ended October 31.

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) and loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) other expense (income), net; (4) cumulative effect of change in accounting principle; (5) income (loss) from discontinued operations; (6) gain (loss) on sale of discontinued operations; and (7) net income (loss) attributable to noncontrolling interests.

        Adjusted OIBDA also does not include interest expense, net and the provision (benefit) for income taxes. These expenses are associated with our capitalization and tax structures, which we do not consider when evaluating the operating profitability of our core operations. Finally, Adjusted OIBDA does not include depreciation and amortization expenses in order to eliminate the impact of capital investments, which we evaluate by comparing capital expenditures to incremental revenue generated and as a percentage of total revenues. Adjusted OIBDA and Adjusted OIBDA Margin should be considered in addition to, but not as a substitute for, other measures of financial performance reported in accordance with GAAP, such as operating or net income (loss) or cash flows from operating activities from continuing operations (as determined in accordance with GAAP).

Reconciliation of Adjusted OIBDA to Operating Income; Income from Continuing Operations and Net Income (Loss) (in thousands):

	Year Ended December 31,
	2007	2008	2009	2010	2011
Adjusted OIBDA	$676,165	$754,279	$822,579	$926,676	$934,912
Less: Depreciation and Amortization	220,217	254,497	277,186	304,205	319,499
Intangible Impairments	—	—	—	85,909	46,500
Loss (Gain) on Disposal/Write-Down of Property, Plant and Equipment, Net	(5,463)	7,522	168	(10,987)	(2,286)

Operating Income	461,411	492,260	545,225	547,549	571,199
Less: Interest Expense, Net	214,147	219,989	212,545	204,559	205,256
Other (Income) Expense, Net	4,103	31,505	(12,599)	8,768	13,043
Provision for Income Taxes	72,617	146,122	113,762	167,483	106,488

Income from Continuing Operations	170,544	94,644	231,517	166,739	246,412
Total (Loss) Income from Discontinued Operations, Net of Tax	(17,858)	(14,889)	(12,138)	(219,417)	153,180
Net Income Attributable to Noncontrolling Interests	920	(94)	1,429	4,908	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$151,766	$79,849	$217,950	$(57,586)	$395,538

Free Cash Flows before Acquisitions and Discretionary Investments ("FCF")

        FCF is defined as Cash Flows from Operating Activities—Continuing Operations less capital expenditures (excluding real estate), net of proceeds from the sales of property and equipment and other, net, and additions to customer relationship and acquisition costs. Our management uses this measure when evaluating the operating performance of our consolidated business. We believe this measure provides relevant and useful information to our current and potential investors. FCF is a useful measure in determining our ability to generate excess cash that may be used for reinvestment in the business, discretionary deployment in investments such as real estate or acquisition opportunities, returning of capital to our stockholders and voluntary prepayments of indebtedness.

Reconciliation of FCF to Cash Flows from Operating Activities—Continuing Operations (in thousands):

	Year Ended December 31,
	2007	2008	2009	2010	2011
Free Cash Flows before Acquisitions and Discretionary Investments	$168,196	$196,522	$330,142	$370,128	$457,838
Add: Capital Expenditures (excluding real estate), net(1)	298,158	303,236	245,687	219,899	183,973
Additions to Customer Relationship and Acquisitions Costs	16,384	14,141	10,741	13,202	21,703

Cash Flows From Operating Activities—Continuing Operations	$482,738	$513,899	$586,570	$603,229	$663,514

Cash Flows From Investing Activities—Continuing Operations	$(700,689)	$(421,480)	$(298,699)	$(298,458)	$(302,213)

Cash Flows From Financing Activities—Continuing Operations	$461,570	$87,028	$(128,286)	$(379,711)	$(762,670)

(1)
The 2010 results included approximately $11,000 incurred by IME in November and December 2009 prior to the change in its fiscal year-end.

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS from continuing operations is defined as reported earnings per share from continuing operations excluding: (a) (gain) loss on the disposal/write-down of property, plant and equipment, net; (b) intangible impairments; (c) other expense (income), net; and (d) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS from continuing operations is of value to investors when comparing our results from past, present and future periods.

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS Fully Diluted from Continuing Operations:

	Year Ended December 31,
	2007	2008	2009	2010	2011
Adjusted EPS—Fully Diluted from Continuing Operations	$0.75	$0.86	$1.01	$1.28	$1.31
Less: (Gain) Loss on disposal/write-down of property, plant and equipment, net	(0.03)	0.04	—	(0.05)	(0.01)
Intangible Impairments	—	—	—	0.43	0.24
Other Expense (Income), net	0.02	0.15	(0.06)	0.04	0.07
Tax impact of reconciling items and discrete tax items	(0.08)	0.20	(0.06)	0.03	(0.25)

Reported EPS—Fully Diluted from Continuing Operations	$0.84	$0.47	$1.13	$0.83	$1.26

Critical Accounting Policies

        Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates. Our critical accounting policies include the following, which are listed in no particular order:

Revenue Recognition

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refilling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). A by-product of our secure shredding and destruction services is the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month the respective storage or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped to the customer and title has passed to the customer. Revenues from the sales of products have historically not been significant.

Accounting for Acquisitions

        Part of our growth strategy has included the acquisition of numerous businesses. The purchase price of each acquisition has been determined after due diligence of the acquired business, market research, strategic planning and the forecasting of expected future results and synergies. Estimated future results and expected synergies are subject to revisions as we integrate each acquisition and attempt to leverage resources.

        Each acquisition has been accounted for using the acquisition method of accounting as defined under the applicable accounting standards at the date of each acquisition. Accounting for these acquisitions has resulted in the capitalization of the cost in excess of fair value of the net assets acquired in each of these acquisitions as goodwill. We estimated the fair values of the assets acquired in each acquisition as of the date of acquisition and these estimates are subject to adjustment based on the final assessments of the fair value of property, plant and equipment, intangible assets, operating leases and deferred income taxes. We complete these assessments within one year of the date of acquisition. See Note 6 to Notes to Consolidated Financial Statements.

Allowance for Doubtful Accounts and Credit Memos

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally no later than one year past due. As of December 31, 2010 and 2011, our allowance for doubtful accounts and credit memos balance totaled $20.7 million and $23.3 million, respectively.

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

        Goodwill—Assets not subject to amortization: Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment, or more frequently if impairment indicators arise. We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2009, 2010 and 2011 and noted no impairment of goodwill. However, as a result of interim triggering events as discussed below, we recorded provisional goodwill impairment charges in each of the third quarters of 2010 and 2011 in conjunction with the Digital Sale and associated with our European operations, respectively. These provisional goodwill impairment charges were finalized in the fourth quarters of the 2010 and 2011 fiscal years, respectively. As of December 31, 2011, no factors were identified that would alter our October 1, 2011 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and market place data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million. For the year ended December 31, 2010, based on a relative fair value basis, we allocated $85.9 million of this charge to the retained technology escrow services business which continues to be included in our continuing results of operations. The technology escrow services business had previously been reported in the former worldwide digital business segment along with the Digital Business and the Domain Name Product Line and is now reported in the North American Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) UKI; (2) Western Europe; and (3) Central Europe. Due to these changes, we will perform all future goodwill impairment analyses on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011 as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations as discussed at Note 14 to Notes to Consolidated Financial Statements. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceed their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011. A tax benefit of approximately $5.4 million was recorded associated with the Western Europe goodwill impairment charge for the year ended December 31, 2011 and is included in the provision for income taxes from continuing operations.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia; Joint Ventures (which includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")); and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, (1) the United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding Joint Ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,750.4 million, $438.3 million, $29.8 million and $61.0 million for North America, Europe, Latin America and Australia, respectively. Our Joint Ventures and BPM reporting units had no goodwill as of December 31, 2010. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures. As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748.9 million, $306.2 million, $46.4 million, $63.8 million, $27.3 million, and $61.7 million for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of December 31, 2011. Our North America, Latin America and Australia reporting units had estimated fair values as of October 1, 2011 that exceeded their carrying value by greater than 40%.

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

        It may be necessary for us to write-off amounts associated with the development of internal use software if the project cannot be completed as intended. We may be required to write-off unamortized costs or shorten the estimated useful life if an internal use software program is replaced with an alternative tool prior to the end of the software's estimated useful life. Capitalized labor net of accumulated depreciation was $33.7 million as of both December 31, 2011 and December 31, 2010. See Note 2.f. to Notes to Consolidated Financial Statements.

        During the years ended December 31, 2009 and 2011, we wrote-off $0.6 million (primarily in Corporate) and $3.5 million (approximately $3.1 million associated with our International Business segment and approximately $0.4 million associated with our North American Business segment), respectively, of previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment, net in each of these years.

Income Taxes

        We recorded a valuation allowance, amounting to $72.2 million as of December 31, 2011, to reduce our deferred tax assets, primarily associated with certain state and foreign net operating loss carryforwards and foreign tax credit carryforwards, to the amount that is more likely than not to be realized. We have federal net operating loss carryforwards which begin to expire in 2020 through 2025 of $28.2 million ($9.9 million, tax effected) at December 31, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $7.9 million (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40.3 million, with various expiration dates, subject to a valuation allowance of approximately 69%. We also have foreign tax credits of $56.6 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance. If actual results differ unfavorably from certain of our estimates used, we may not be able to realize all or part of our net deferred income tax assets and foreign tax credit carryforwards, and additional valuation allowances may be required. Although we believe our estimates are reasonable, no assurance can be given that our estimates reflected in the tax provisions and accruals will equal our actual results. These differences could have a material impact on our income tax provision and operating results in the period in which such determination is made.

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

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2010 and 2011, we had approximately $59.9 million and $31.4 million, respectively, of reserves related to uncertain tax positions. The reversal of these reserves will be recorded as a reduction of our income tax provision if sustained. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes. We recorded $4.7 million, $(1.6) million and $(8.5) million for gross interest and penalties for the years ended December 31, 2009, 2010 and 2011, respectively.

        We had $11.6 million and $2.8 million accrued for the payment of interest and penalties as of December 31, 2010 and 2011, respectively.

        We have not provided deferred taxes on book basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan. Stock-based compensation expense for the years ended December 31, 2009, 2010 and 2011 was $18.7 million, including $3.5 million in discontinued operations, ($14.7 million after tax or $0.07 per basic and diluted share), $20.4 million, including $3.1 million in discontinued operations, ($15.7 million after tax or $0.08 per basic and diluted share) and $17.5 million, including $0.3 million in discontinued operations, ($8.8 million after tax or $0.05 per basic and diluted share), respectively.

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

Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2010 and 2011, there were approximately $43.9 million and $39.4 million, respectively, of self-insurance accruals reflected in our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

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

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows but does not require entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU 2011-08 will not have a material impact on our consolidated financial position, results of operations or cash flows.

Results of Operations

Comparison of Year Ended December 31, 2011 to Year Ended December 31, 2010 and Comparison of Year Ended December 31, 2010 to Year Ended December 31, 2009 (in thousands):

	Year Ended December 31,
			Dollar Change	Percentage Change
	2010	2011
Revenues	$2,892,349	$3,014,703	$122,354	4.2%
Operating Expenses(1)(2)	2,344,800	2,443,504	98,704	4.2%

Operating Income	547,549	571,199	23,650	4.3%
Other Expenses, Net	380,810	324,787	(56,023)	(14.7)%

Income from Continuing Operations(1)(2)	166,739	246,412	79,673	47.8%
Loss from Discontinued Operations(1)(2)	(219,417)	(47,439)	171,978	78.4%
Gain on Sale of Discontinued Operations	—	200,619	200,619	100.0%

Net (Loss) Income	(52,678)	399,592	452,270	858.6%
Net Income Attributable to Noncontrolling Interests	4,908	4,054	(854)	17.4%

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(57,586)	$395,538	$453,124	786.9%

Adjusted OIBDA(3)	$926,676	$934,912	$8,236	0.9%

Adjusted OIBDA Margin(3)	32.0%	31.0%

	Year Ended December 31,
			Dollar Change	Percentage Change
	2009	2010
Revenues	$2,774,384	$2,892,349	$117,965	4.3%
Operating Expenses(1)	2,229,159	2,344,800	115,641	5.2%

Operating Income	545,225	547,549	2,324	0.4%
Other Expenses, Net	313,708	380,810	67,102	21.4%

Income from Continuing Operations(1)	231,517	166,739	(64,778)	(28.0)%
Loss from Discontinued Operations(1)	(12,138)	(219,417)	(207,279)	(1,707.7)%

Net Income (Loss)	219,379	(52,678)	(272,057)	(124.0)%
Net Income Attributable to Noncontrolling Interests	1,429	4,908	3,479	(243.5)%

Net Income (Loss) Attributable to Iron Mountain Incorporated	$217,950	$(57,586)	$(275,536)	(126.4)%

Adjusted OIBDA(3)	$822,579	$926,676	$104,097	12.7%

Adjusted OIBDA Margin(3)	29.6%	32.0%

(1)
A $283.8 million non-cash goodwill impairment charge related to our former worldwide digital business reporting unit in the year ended December 31, 2010 was recorded. We allocated $85.9 million of the charge to our retained technology escrow services business, included in our continuing results of operations (included in operating expenses in 2010). We allocated the remaining $197.9 million to the Digital Business (included in loss from discontinued operations in 2010). See Notes 2.g. and 14 to Notes to Consolidated Financial Statements.

(2)
A $49.0 million non-cash goodwill impairment charge related to our Western Europe reporting unit in the year ended December 31, 2011 was recorded. $46.5 million of the charge is included in our continuing results of operations (included in operating expenses in 2011). $2.5 million of the charge was allocated to the Italian Business and is included in loss from discontinued operations in 2011. See Notes 2.g. and 14 to Notes to Consolidated Financial Statements.

(3)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments, or 'Adjusted OIBDA"' for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUE

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2010	2011		Actual
Storage	$1,598,718	$1,682,990	$84,272	5.3%	3.9%	3.1%
Core Service	947,737	968,424	20,687	2.2%	0.3%	(0.8)%

Total Core Revenue	2,546,455	2,651,414	104,959	4.1%	2.6%	1.6%
Complementary Services	345,894	363,289	17,395	5.0%	3.5%	3.7%

Total Revenue	$2,892,349	$3,014,703	$122,354	4.2%	2.7%	1.9%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2009	2010		Actual
Storage	$1,533,792	$1,598,718	$64,926	4.2%	3.2%	3.1%
Core Service	944,676	947,737	3,061	0.3%	(0.7)%	(0.9)%

Total Core Revenue	2,478,468	2,546,455	67,987	2.7%	1.7%	1.6%
Complementary Services	295,916	345,894	49,978	16.9%	13.0%	15.6%

Total Revenue	$2,774,384	$2,892,349	$117,965	4.3%	2.9%	3.1%

(1)
Constant currency growth rates are calculated by translating the 2010 results at the 2011 average exchange rates and the 2009 results at the 2010 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Our consolidated storage revenues increased $84.3 million, or 5.3%, to $1,683.0 million for the year ended December 31, 2011 and $64.9 million, or 4.2%, to $1,598.7 million for the year ended December 31, 2010, in comparison to the years ended December 31, 2010 and 2009, respectively. The growth rate for the year ended December 31, 2011 is comprised of internal revenue growth of 3.1%. Foreign currency exchange rate fluctuations added approximately 1.4% to our storage revenue growth rate for the year ended December 31, 2011. Net acquisitions/divestitures contributed 0.8% of the increase in reported storage revenues in 2011. Our consolidated storage revenue growth in 2011 was driven by continued solid storage growth in the International Business segment and consistent volume and price increases in our North American Business segment. The growth rate for the year ended December 31, 2010 as compared to 2009 is comprised of internal revenue growth of 3.1%. Foreign currency exchange rate fluctuations added 1.1% to our storage revenue growth rate for the year ended December 31, 2010. Our consolidated storage revenue growth was moderated in 2010 by economic factors, resulting in reduced average net pricing gains in North America due to the low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American Business segment, which were offset by new sales in international markets.

        Consolidated service revenues, consisting of core service and complementary services, increased $38.1 million, or 2.9%, to $1,331.7 million for the year ended December 31, 2011 from $1,293.6 million for the year ended December 31, 2010. Service revenue internal growth was 0.4% driven by complementary service revenue internal growth of 3.7% in 2011, partially offset by negative core service revenue internal growth of 0.8% in 2011. Complementary service revenues increased in 2011 compared to 2010 primarily due to $25.8 million of additional revenue generated from the sale of recycled paper due, in part, to increases in paper prices. Paper prices, however, declined significantly during the fourth quarter of 2011 and into 2012. Should paper prices remain at their current levels throughout 2012, we would expect revenues from the sale of recycled paper to be lower in 2012 than in 2011. Core service revenue internal growth in the year ended December 31, 2011 continued to be constrained by current economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. These decreases were partially offset by strong hybrid revenue growth and higher fuel surcharges. Foreign currency exchange rate fluctuations increased reported service revenues by 1.7% in 2011 over the same period in 2010. Net acquisitions/divestitures contributed 0.8% of the increase in reported service revenues in 2011 compared to the same period in 2010. Consolidated service revenues, consisting of core service and complementary services, increased $53.0 million, or 4.3%, to $1,293.6 million for the year ended December 31, 2010 from $1,240.6 million for the year ended December 31, 2009. Service revenue internal growth was 3.0% as complementary service revenue internal growth of 15.6% in 2010 was offset by negative core service revenue internal growth of 0.9% in 2010. Complementary service revenues increased in 2010 primarily due to $36.8 million more revenue resulting from higher recycled paper pricing and gains in hybrid service revenues in the year ended December 31, 2010 compared to 2009. Core service revenue internal growth in the year ended December 31, 2010 was constrained by economic trends and pressures on activity-based service revenues related to the handling and transportation of items in storage. Favorable foreign currency exchange rate fluctuations for the year ended December 31, 2010 compared to the same period in 2009 increased reported service revenues 1.3%.

        For the reasons stated above, our consolidated revenues increased $122.4 million, or 4.2%, to $3,014.7 million for the year ended December 31, 2011 from $2,892.3 million for the year ended December 31, 2010. During the years ended December 31, 2011, 2010 and 2009, we recorded reductions to reported revenues of $6.0 million, $6.0 million and $4.8 million, respectively, related to a billing error involving a government contract. See Note 2.y. to Notes to Consolidated Financial Statements. We calculate internal revenue growth in local currency for our international operations. Internal revenue growth was 1.9% for 2011. For the year ended December 31, 2011, foreign currency exchange rate fluctuations increased our consolidated revenues by 1.5% primarily due to the strengthening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Net acquisitions/divestitures contributed 0.8% of the increase in total reported revenues in 2011 over the same period in 2010. Our consolidated revenues increased $118.0 million, or 4.3%, to $2,892.3 million for the year ended December 31, 2010 from $2,774.4 million for the year ended December 31, 2009. Internal revenue growth was 3.1% for 2010. For the year ended December 31, 2010, foreign currency exchange rate fluctuations increased our reported revenues by 1.2% primarily due to the strengthening of the British pound sterling and the Canadian dollar against the U.S. dollar, offset by the weakening of the Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2010				2011
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Storage Revenue	4.3%	3.7%	2.3%	2.3%	3.0%	2.8%	3.3%	3.3%
Service Revenue	4.5%	2.4%	3.9%	1.1%	(0.1)%	1.2%	1.8%	(1.4)%
Total Revenue	4.4%	3.1%	3.0%	1.8%	1.6%	2.1%	2.6%	1.2%

        We expect our consolidated internal revenue growth for 2012 to be approximately (1)% to 2%. During the past eight quarters our storage revenue internal growth rate has ranged between 2.3% and 4.3%. Our storage revenue growth rate moderated in late 2009 and into 2010 due to the economic downturn, which resulted in reduced average net pricing gains in North America due to the low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American Business segment. These impacts were offset by new sales in international markets. Our storage growth rate in 2011 was driven by continued solid storage growth in the International Business segment and sustained growth in our North American Business segment. The internal revenue growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of prices for recycled paper. These revenues, which are often event driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The revenue internal growth rate for service revenues reflects the following: (1) pressures on activity-based service revenues related to the handling and transportation of items in storage and secure shredding; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services; and (3) improvement in commodity prices for recycled paper during the first half of fiscal year 2011 and higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
Labor	$580,920	$595,207	$14,287	2.5%	0.7%	20.1%	19.7%	(0.4)%
Facilities	405,341	422,020	16,679	4.1%	2.4%	14.0%	14.0%	0.0%
Transportation	107,406	125,005	17,599	16.4%	14.4%	3.7%	4.1%	0.4%
Product Cost of Sales and Other	99,195	102,968	3,773	3.8%	1.7%	3.4%	3.4%	0.0%

	$1,192,862	$1,245,200	$52,338	4.4%	2.6%	41.2%	41.3%	0.1%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
Labor	$588,383	$580,920	$(7,463)	(1.3)%	(2.3)%	21.2%	20.1%	(1.1)%
Facilities	404,351	405,341	990	0.2%		14.6%	14.0%	(0.6)%
Transportation	109,823	107,406	(2,417)	(2.2)%	(2.8)%	4.0%	3.7%	(0.3)%
Product Cost of Sales and Other	99,314	99,195	(119)	(0.1)%	(3.6)%	3.6%	3.4%	(0.2)%

	$1,201,871	$1,192,862	$(9,009)	(0.7)%	(1.9)%	43.3%	41.2%	(2.1)%

Labor

        Labor expense decreased to 19.7% of consolidated revenues for the year ended December 31, 2011 compared to 20.1% for the year ended December 31, 2010. For the year ended December 31, 2011, labor expense was unfavorably impacted by 1.8 percentage points due to currency rate changes. Excluding (1) the effect of currency rate fluctuations and (2) the impact associated with labor cost accruals related to the Brazilian litigation, in which a charge of $7.4 million was recorded in 2010 and a benefit of $3.5 million was recorded in 2011, labor expense increased by 2.6% in 2011 over 2010 primarily due to increased incentive compensation of $8.0 million as well as increased health insurance expenses of $5.0 million.

        Labor expense decreased to 20.1% of consolidated revenues for the year ended December 31, 2010 compared to 21.2% for the year ended December 31, 2009. For the year ended December 31, 2010 as compared to the year ended December 31, 2009, labor expense was unfavorably impacted by 1.0 percentage points due to currency rate changes. Excluding the effect of currency rate fluctuations, labor expense decreased by 2.3% in 2010 primarily due to productivity gains in our North American Business segment, lower core service levels and lower incentive compensation expense of $12.3 million in the year ended December 31, 2010.

Facilities

        Facilities costs were flat at 14.0% of consolidated revenues for the years ended December 31, 2011 and December 31, 2010. Facilities costs were unfavorably impacted by 1.7 percentage points due to currency rate changes during the year ended December 31, 2011. The largest component of our facilities cost is rent expense, which, on a reported dollar basis, decreased to 12.5% of consolidated storage revenues for the year ended December 31, 2011 compared to 13.0% in the same period in 2010. Other facilities costs increased by approximately $10.1 million, in constant currency terms, for the year ended December 31, 2011 compared to the year ended December 31, 2010, primarily due to increased building maintenance costs of $6.9 million and increased insurance costs of $5.4 million.

        Facilities costs decreased to 14.0% of consolidated revenues for the year ended December 31, 2010 compared to 14.6% for the year ended December 31, 2009. Facilities costs were unfavorably impacted by 0.7 percentage points due to currency rate changes during the year ended December 31, 2010. The largest component of our facilities cost is rent expense, which decreased on a reported dollar basis to 13.0% of consolidated storage revenues in the year ended December 31, 2010 compared to 13.4% in the same period in 2009. Other facilities costs decreased by approximately $2.0 million, in constant currency terms, for the year ended December 31, 2010 compared to the year ended December 31, 2009 primarily due to decreased building maintenance charges of $2.2 million.

Transportation

        Transportation expenses were unfavorably impacted by 2.0 percentage points due to currency rate changes during the year ended December 31, 2011. Transportation expenses increased by $15.7 million in constant currency terms during the year ended December 31, 2011 compared to the same period in 2010. The increase in transportation costs was primarily a result of increased third party transportation costs of $7.1 million, increased fuel costs of $6.3 million and increased vehicle repair, rental and insurance costs of $2.0 million.

        Transportation expenses were unfavorably impacted by 0.6 percentage points due to currency rate changes during the year ended December 31, 2010. Transportation expenses decreased by $3.1 million in constant currency terms during the year ended December 31, 2010 compared to the same period in 2009. A decrease of $3.3 million in vehicle lease expense for the year ended December 31, 2010 compared to 2009 was due to the capitalization of leased vehicles upon renewal. The lease cost did not change, but the categorization of charges did, resulting in the cost now being allocated to depreciation and interest.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. These costs were unfavorably impacted by 2.1 percentage points of currency rate changes during the year ended December 31, 2011. For 2011, product cost of sales and other increased by $3.8 million as compared to 2010 on an actual basis.

        Product cost of sales and other was unfavorably impacted by 3.5 percentage points of currency rate changes during the year ended December 31, 2010. For 2010, these costs decreased by $0.1 million as compared to 2009 on an actual basis.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2010	2011		Actual		2010	2011
General and Administrative	$446,175	$470,430	$24,255	5.4%	3.9%	15.4%	15.6%	0.2%
Sales, Marketing & Account Management	214,977	244,645	29,668	13.8%		7.4%	8.1%	0.7%
Information Technology	99,858	110,010	10,152	10.2%	8.7%	3.5%	3.6%	0.1%
Bad Debt Expense	11,801	9,506	(2,295)	(19.4)%	(20.8)%	0.4%	0.3%	(0.1)%

	$772,811	$834,591	$61,780	8.0%	6.4%	26.7%	27.7%	1.0%

				Percentage Change
						% of Consolidated Revenues
	Year Ended December 31,							Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2009	2010		Actual		2009	2010
General and Administrative	$433,654	$446,175	$12,521	2.9%	2.1%	15.6%	15.4%	(0.2)%
Sales, Marketing & Account Management	208,127	214,977	6,850	3.3%		7.5%	7.4%	(0.1)%
Information Technology	99,159	99,858	699	0.7%	1.0%	3.6%	3.5%	(0.1)%
Bad Debt Expense	8,994	11,801	2,807	31.2%	15.1%	0.3%	0.4%	0.1%

	$749,934	$772,811	$22,877	3.1%	2.0%	27.0%	26.7%	(0.3)%

General and Administrative

        General and administrative expenses increased to 15.6% of consolidated revenues in the year ended December 31, 2011 compared to 15.4% in the year ended December 31, 2010. General and administrative expenses were unfavorably impacted by 1.5 percentage points due to currency rate changes during the year ended December 31, 2011. In constant currency terms, general and administrative expenses increased by $17.8 million in the year ended December 31, 2011 compared to the same period in 2010. The increase was primarily attributable to $15.0 million of advisory fees and other costs in the first and second quarter of 2011 associated with our 2011 proxy contest and a $16.1 million increase in incentive compensation, partially offset by a reduction of $16.2 million in other professional fees within North America related to productivity investments incurred in 2010 and which did not repeat in 2011.

        General and administrative expenses decreased to 15.4% of consolidated revenues in the year ended December 31, 2010 compared to 15.6% in the year ended December 31, 2009. General and administrative expenses were unfavorably impacted by 0.8 percentage points due to currency rate changes during the year ended December 31, 2010. In constant currency terms, general and administrative expenses increased by $9.4 million in the year ended December 31, 2010 as compared to the same period in 2009. The increase was primarily attributable to increased compensation expense of $8.8 million. The increased compensation during the year ended December 31, 2010 is primarily a result of merit increases, increased medical and other benefits, as well as increased headcount primarily related to our continued investment in our hybrid records management services of $19.6 million, all of which were partially offset by a reduction in incentive compensation of $10.9 million.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses were unfavorably impacted by 1.8 percentage points due to currency rate changes during the year ended December 31, 2011. In constant currency terms, the increase of $26.3 million in the year ended December 31, 2011 is primarily related to increased sales and marketing expenses, primarily related to a planned incremental investment of $20.0 million within North America to sustain the revenue annuity, primarily resulting in increased compensation of $23.9 million, due to increased sales commissions, payroll tax expenses and incentive compensation.

        Sales, marketing and account management expenses were unfavorably impacted by 1.5 percentage points due to currency rate changes during the year ended December 31, 2010. In constant currency terms, the increase of $5.2 million in the year ended December 31, 2010 is primarily related to $2.9 million of increased marketing costs and $1.5 million of increased professional fees.

Information Technology

        Information technology expenses were unfavorably impacted by 1.5 percentage points due to currency rate changes during the year ended December 31, 2011. In constant currency terms, information technology expenses increased $8.8 million during the year ended December 31, 2011 compared to the same period in 2010 due primarily to an increase in incentive compensation and related payroll taxes of $6.1 million and health insurance and other benefit costs of $2.9 million.

        Information technology expenses were favorably impacted by 0.3 percentage point due to currency rate changes during the year ended December 31, 2010. In constant currency terms, information technology expenses increased $0.5 million during the year ended December 31, 2010, primarily a result of increased overhead expenses of $5.4 million, partially offset by decreased compensation of $5.3 million, which offset was driven by lower incentive compensation.

Bad Debt Expense

        Consolidated bad debt expense for the year ended December 31, 2011 decreased $2.3 million to $9.5 million (0.3% of consolidated revenues) from $11.8 million (0.4% of consolidated revenues) for the year ended December 31, 2010. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

        Consolidated bad debt expense for the year ended December 31, 2010 increased $2.8 million to $11.8 million (0.4% of consolidated revenues) from $9.0 million (0.3% of consolidated revenues) for the year ended December 31, 2009.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense increased $11.9 million and $25.7 million for the year ended December 31, 2011 and 2010, respectively, compared to the year ended December 31, 2010 and 2009, primarily due to additional depreciation expense related to capital expenditures and acquisitions, including storage systems, which include racking, building and leasehold improvements, computer systems, hardware and software, and buildings primarily in our International Business segment.

        Amortization expense increased $3.4 million for the year ended December 31, 2011, compared to the year ended December 31, 2010, primarily due to an increase of customer relationship intangible assets acquired related to the Poland acquisition. Amortization expense increased $1.3 million for the year ended December 31, 2010, compared to the year ended December 31, 2009, primarily due to the increased amortization of intangible assets, such as customer relationship intangible assets acquired through business combinations.

        Consolidated gain on disposal/write-down of property, plant and equipment, net of $2.3 million for the year ended December 31, 2011 consisted primarily of (a) a gain of approximately $3.2 million related to the disposition of a facility in Canada and (b) a gain of approximately $3.0 million on the retirement of leased vehicles accounted for as capital lease assets in North America, offset by (c) a loss associated with discontinued use of certain third-party software licenses of approximately $3.5 million (approximately $3.1 million associated with our International Business segment and approximately $0.4 million associated with our North American Business segment). Consolidated gain on disposal/write-down of property, plant and equipment, net of $11.0 million for the year ended December 31, 2010 consisted primarily of a gain of approximately $10.2 million as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3.2 million in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Business segment of approximately $1.3 million in the United Kingdom, offset by approximately $1.0 million of asset write-downs associated with our Latin American operations and approximately $2.6 million of impairment losses primarily related to certain owned facilities in North America. Consolidated loss on disposal/write-down of property, plant and equipment, net of $0.2 million for the year ended December 31, 2009, consisted primarily of a gain on disposal of a building in our International Business segment of approximately $1.9 million in France, offset by losses on the write-down of certain facilities of approximately $1.0 million in our North American Business segment, $0.7 million in our International Business segment and $0.3 million in Corporate (associated with discontinued products after implementation).

Intangible Impairments

        During the quarter ended September 30, 2010, prior to our annual goodwill impairment review, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255.0 million during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28.8 million, for a total goodwill impairment charge of $283.8 million. Based on a relative fair value basis, we allocated $85.9 million of this charge to the retained technology escrow services business, which continues to be included in our continuing results of operations. We retained our technology escrow services business, which had previously been reported in the former worldwide digital business segment along with the Digital Business and the Domain Name Product Line. The technology escrow services business is now reported in the North American Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) UKI; (2) Western Europe; and (3) Central Europe. Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011 as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations below. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46.5 million included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, consolidated operating income increased $23.7 million, or 4.3%, to $571.2 million (18.9% of consolidated revenues) for the year ended December 31, 2011 from $547.5 million (18.9% of consolidated revenues) for the year ended December 31, 2010. As a result of the foregoing factors, consolidated Adjusted OIBDA increased $8.2 million, or 0.9%, to $934.9 million (31.0% of consolidated revenues) for the year ended December 31, 2011 from $926.7 million (32.0% of consolidated revenues) for the year ended December 31, 2010.

        As a result of the foregoing factors, consolidated operating income increased $2.3 million, or 0.4%, to $547.5 million (18.9% of consolidated revenues) for the year ended December 31, 2010 from $545.2 million (19.7% of consolidated revenues) for the year ended December 31, 2009. As a result of the foregoing factors, consolidated Adjusted OIBDA increased $104.1 million, or 12.7%, to $926.7 million (32.0% of consolidated revenues) for the year ended December 31, 2010 from $822.6 million (29.6% of consolidated revenues) for the year ended December 31, 2009.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $0.7 million to $205.3 million (6.8% of consolidated revenues) for the year ended December 31, 2011 from $204.6 million (7.1% of consolidated revenues) for the year ended December 31, 2010 primarily due to the issuance of $400.0 million in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019") in September 2011, which was partially offset by the early retirement of $431.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during late 2010 and early 2011. We expect that our interest expense will increase in fiscal year 2012 compared to 2011 as a result of the issuance of our 7 3/4% Notes due 2019 as part of a planned increase in leverage to the midpoint of our 3x–4x target leverage ratio range. Our weighted average interest rate was 6.9% at both December 31, 2011 and December 31, 2010 and 7.0% at December 31, 2009.

        Consolidated interest expense, net decreased $8.0 million to $204.6 million (7.1% of consolidated revenues) for the year ended December 31, 2010 from $212.5 million (7.7% of consolidated revenues) for the year ended December 31, 2009 primarily due to a reduction in year-over-year short-term borrowings on our revolving credit facility, as well as a reduction in our outstanding borrowings due to the early retirement of $200.0 million of our 7 3/4% Notes due 2015 during 2010.

Other (Income) Expense, Net (in thousands)

	Year Ended December 31,
			Dollar Change
	2010	2011
Foreign currency transaction losses (gains), net	$5,664	$17,352	$11,688
Debt extinguishment expense, net	1,792	993	(799)
Other, net	1,312	(5,302)	(6,614)

	$8,768	$13,043	$4,275

	Year Ended December 31,
			Dollar Change
	2009	2010
Foreign currency transaction (gains) losses, net	$(12,845)	$5,664	$18,509
Debt extinguishment expense, net	3,031	1,792	(1,239)
Other, net	(2,785)	1,312	4,097

	$(12,599)	$8,768	$21,367

        Net foreign currency transaction losses of $17.4 million, based on period-end exchange rates, were recorded in the year ended December 31, 2011. Losses were primarily a result of British pound sterling denominated debt and forward foreign currency swap contracts and changes in the exchange rate of the Euro, Russian Ruble and certain Latin American currencies against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries. Partially offsetting these losses were gains which resulted primarily from our Euro denominated bonds issued by IMI as well as changes in the exchange rate of the British pound sterling against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our United Kingdom subsidiaries.

        Net foreign currency transaction losses of $5.7 million, based on period-end exchange rates, were recorded in the year ended December 31, 2010. Losses resulted primarily from changes in the exchange rate of the British pounds sterling, the Euro and the Russian Ruble, offset by the Brazilian Real, against the U.S. dollar compared to December 31, 2009, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, and gains associated with our British pound sterling forward contracts, British pound sterling denominated debt and Euro denominated debt issued by IMI.

        Net foreign currency transaction gains of $12.9 million, based on period-end exchange rates, were recorded in the year ended December 31, 2009. Gains resulted primarily from changes in the exchange rate of the British pounds sterling, Euro, Brazilian Real and Chilean Peso against the U.S. dollar compared to December 31, 2008, as these currencies relate to our intercompany balances with and between our European and Latin American subsidiaries, offset by losses as a result of British pounds sterling and Euro denominated debt and forward foreign currency swap contracts held by our U.S. parent company.

        During the year ended December 31, 2011 we recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of our 7 3/4% Notes due 2015 that were redeemed. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015 that were redeemed. Additionally, we recorded a charge of $1.8 million in the second quarter of 2011 related to the early retirement of our previous revolving credit and term loan facilities, representing a write-off of deferred financing costs. During the year ended December 31, 2010, we redeemed $200.0 million of the $431.3 million aggregate principal amount outstanding of our 7 3/4% Notes due 2015 at a redemption price of $1,012.92 for each one thousand dollars of principal amount of the notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1.8 million in the third quarter of 2010 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to our 7 3/4% Notes due 2015 that were redeemed. During the year ended December 31, 2009, we redeemed our 8 5/8% Senior Subordinated Notes due 2013 and wrote-off $3.0 million in associated deferred financing costs.

        Other, net for the year ended December 31, 2011 was a gain of $5.3 million, which primarily consists of a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held in our Polish joint venture in connection with our acquisition of the remaining 80%

interest in January 2011. Other, net in the year ended December 31, 2010 was a $1.3 million loss. Included in the loss for the year ended December 31, 2010 was $4.7 million of losses related to the impact of the change in IME's fiscal year-end. Since its inception, IME had operated with an October 31 fiscal year-end. IME's financial results had historically been consolidated with IMI's results with a two month lag. In order to better align our European processes with the enterprise, effective January 1, 2010, the IME fiscal year-end was changed to December 31 to match the Company's fiscal year-end. The $4.7 million charge represents the net impact of this change for the two years ended December 31, 2009. Partially offsetting this loss was $1.2 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the year ended December 31, 2009 primarily consisted of $1.7 million of gains related to certain trading marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor, in addition to $0.6 million of business interruption proceeds for an owned storage facility in France, which was taken by eminent domain in the first quarter of 2009.

Provision for Income Taxes

        Our effective tax rates for the years ended December 31, 2009, 2010 and 2011 were 32.9%, 50.1% and 30.2%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was the recognition of certain previously unrecognized tax benefits related to tax positions of prior years, expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate. The primary reconciling item between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2010 is a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate. In 2009, we had significant unrealized foreign exchange gains and losses on intercompany loans and on debt and derivative instruments in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate for the year ended December 31, 2009.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2011 increased $79.7 million, or 47.8%, to $246.4 million (8.2% of consolidated revenues) from income from continuing operations of $166.7 million (5.8% of consolidated revenues) for the year ended December 31, 2010. The increase in income from continuing operations is primarily due to the year-over-year decrease of our provision for income taxes as described above and the goodwill impairment charge recorded in fiscal year 2010 associated with our technology escrow services business, which was previously a component of our former worldwide digital business segment, partially offset by the goodwill impairment charge recorded in fiscal year 2011 associated with our Western Europe reporting unit, as well as, the impact of foreign currency exchange rate fluctuations and the year-over-year change in the (gain) loss on disposal/write-down of property, plant and equipment, net.

        As a result of the foregoing factors, consolidated income from continuing operations for the year ended December 31, 2010 decreased $64.8 million, or 28.0%, to $166.7 million (5.8% of consolidated revenues) from income from continuing operations of $231.5 million (8.3% of consolidated revenues) for the year ended December 31, 2009. The decrease in income from continuing operations is primarily due to the goodwill impairment charge associated with our technology escrow services business, which was previously a component of our former worldwide digital business segment, as well as, foreign currency exchange rate impacts and the impact of the change in IME's fiscal year-end included in other (income) expense, net and the impact of our tax rate for 2010 and the resulting increase in the provision for income taxes described above.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS

        Loss from discontinued operations was $(12.1) million, $(219.4) million and $(47.4) million for the years ended December 31, 2009, 2010 and 2011, respectively. We recorded a goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $197.9 million during the year ended December 31, 2010 net of the amount allocated to the retained technology escrow services business, based on a relative fair value basis, which continues to be included in our continuing results of operations as previously discussed above. During 2011, we recorded an impairment charge of $4.9 million to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in loss from discontinued operations. Additionally, we recorded a tax benefit of $7.9 million during 2011 associated with the outside tax basis of the New Zealand Business, which is also reflected in income (loss) from discontinued operations. Additionally, in conjunction with the goodwill impairment analysis performed associated with our Western Europe reporting unit, we performed an impairment test on the long-lived assets of our Italian Business in the third quarter of 2011. The undiscounted cash flows from the Italian Business were lower than the carrying value of the long-lived assets associated with the operations of the Italian Business and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values of $8.0 million, and certain write-downs to property, plant and equipment (primarily racking) long-lived assets in Italy of $6.6 million in the third quarter of 2011, which are included in loss from discontinued operations. We allocated $2.5 million of the Western Europe goodwill impairment charge to the Italian Business which is included in loss from discontinued operations for the year ended December 31, 2011.

        Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter is being referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Transaction costs relating to the Digital Sale amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. Also, a tax provision of $45.1 million associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243.9 million ($198.7 million, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10.0 million. We recorded a gain on the sale of discontinued operations associated with the New Zealand Business of approximately $1.9 million during the fourth quarter of 2011. A gain on sale of discontinued operations of approximately $6.9 million ($2.8 million, net of tax) was recorded during the year ended December 31, 2010 associated with the divestiture of the Domain Name Product Line.

NONCONTROLLING INTERESTS

        For the year ended December 31, 2011, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $4.1 million. For the year ended December 31, 2010, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $4.9 million. For the year ended December 31, 2009, net income attributable to noncontrolling interests resulted in a reduction to net income attributable to Iron Mountain Incorporated of $1.4 million. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        As a result of the disposition of our Digital Business and New Zealand Business and our decision to sell the Italian Business as discussed in Note 14 to Notes to Consolidated Financial Statements, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the worldwide digital business is no longer reported separately in our management reporting as the operations associated with the Domain Name Product Line and the Digital Business are reported as discontinued operations. Also, the technology escrow services business, which we continue to own and operate and was previously reported in the former worldwide digital business segment, is now reported in the North American Business segment. Additionally, the International Business segment no longer includes the New Zealand Business and the Italian Business as these operations are reported as discontinued operations.

        Our reportable operating segments are North American Business, International Business and Corporate. See Note 9 to Notes to Consolidated Financial Statements. Our North American Business segment offers information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"), and technology escrow services that protect and manage source code. Our International Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and Hybrid Services. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$2,193,464	$2,229,143	$35,679	1.6%	1.2%	1.1%

Segment Adjusted OIBDA(1)	$969,505	$961,973	$(7,532)	(0.8)%	(1.2)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	44.2%	43.2%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$2,124,964	$2,193,464	$68,500	3.2%	2.3%	2.3%

Segment Adjusted OIBDA(1)	$866,356	$969,505	$103,149	11.9%	11.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	40.8%	44.2%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the year ended December 31, 2011, revenue in our North American Business segment increased 1.6% over the year ended December 31, 2010, primarily due to internal growth of 1.1%. Internal growth was due to storage internal growth of 2.2% related to increased new sales and lower volume outflows, partially offset by total service internal growth of negative 0.3%. Our core service revenues were constrained by lower service and activity levels partially offset by higher fuel surcharges, yielding negative internal growth of 1.4% for the year ended December 31, 2011, while our complementary service revenue yielded 2.5% internal growth as a result of higher pricing of recycled paper, as well as improved special project and product sales. Additionally, favorable foreign currency rate changes related to the Canadian dollar resulted in increased 2011 revenue, as measured in U.S. dollars, of 0.4% for the year ended December 31, 2011. Adjusted OIBDA as a percentage of segment revenue decreased for the year ended December 31, 2011 compared to the same period in 2010 due mainly to increases in sales and marketing expenses of $27.5 million, inclusive of a planned incremental investment of $20.0 million to sustain the revenue annuity, and higher incentive compensation accruals of $20.6 million, partially offset by a constant currency increase in revenue of

$26.0 million and a reduction of $16.2 million in professional fees related to productivity investments incurred in 2010 and which did not repeat in 2011.

        During the year ended December 31, 2010, revenue in our North American Business segment increased 3.2% over the year ended December 31, 2009, primarily due to internal growth of 2.3%. Total revenue internal growth was comprised of storage internal growth of 2.3% related to increased Hard Copy and Data Protection revenues and service internal growth of 2.4%. Economic factors led to a moderation in our storage growth rate as a result of reduced average net pricing gains due to the current low inflationary environment, episodic destructions in the data protection business and lower new sales and higher destruction rates in our physical business over the past year. Core service revenue growth was also constrained by economic trends and pressures on activity-based services revenues related to the handling and transportation of items in storage. Our core services business yielded negative internal growth of 2.2%, which was more than offset by complementary services revenues internal growth of 16.3%, due primarily to higher recycled paper prices and gains in hybrid service revenues. Additionally, favorable foreign currency rate changes related to Canada resulted in increased 2010 revenue, as measured in U.S. dollars, of 0.9%. Adjusted OIBDA as a percentage of segment revenue increased in 2010 due mainly to productivity gains and disciplined cost management, partially offset by a $5.5 million increase in general and administrative compensation and a $1.4 million increase in bad debt expense.

International Business

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2010	2011		Actual
Segment Revenue	$698,885	$785,560	$86,675	12.4%	7.2%	4.3%

Segment Adjusted OIBDA(1)	$130,969	$164,212	$33,243	25.4%	19.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.7%	20.9%

				Percentage Change
	Year Ended December 31,
			Dollar Change		Constant Currency	Internal Growth
	2009	2010		Actual
Segment Revenue	$649,420	$698,885	$49,465	7.6%	4.9%	5.3%

Segment Adjusted OIBDA(1)	$120,482	$130,969	$10,487	8.7%	3.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	18.6%	18.7%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Business segment increased 12.4% during the year ended December 31, 2011 over 2010 due to internal growth of 4.3% and foreign currency fluctuations in 2011, primarily in Europe, which resulted in increased 2011 revenue, as measured in U.S. dollars, of approximately 5.1% as compared to 2010. Total internal revenue growth for the segment for the year ended December 31, 2011 was supported by solid 6.2% storage internal growth and total service internal growth of 2.3%. Acquisitions contributed 3.0% of the increase in total reported international revenues in the year ended December 31, 2011, primarily due to our acquisitions in Poland in the first quarter of 2011 and Greece in the second quarter of 2010. Adjusted OIBDA as a percentage of segment revenue increased in the year ended December 31, 2011 compared to the same period in 2010 primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management, offset by $5.9 million of additional productivity investments.

        Revenue in our International Business segment increased 7.6% during the year ended December 31, 2010 over 2009 due to internal revenue growth of 5.3% supported by storage internal growth of 6.0% and core services internal growth of 2.4%. The impact of acquisitions increased reported revenue by 0.3% in 2010. Foreign currency fluctuations in 2010, primarily in Europe, resulted in increased 2010 revenue, as measured in U.S. dollars, of approximately 2.0% as compared to 2009. Adjusted OIBDA increased in 2010 by $10.5 million compared to the same period in 2009 due to increased operating income from productivity gains, pricing actions and disciplined cost management, partially offset by increased compensation expense of $9.5 million primarily related to investments in our hybrid records management services, as well as one-time cost accruals recorded in 2010 of approximately $7.4 million.

Corporate

				Dollar Change		Percentage Change
	Year Ended December 31,
				from 2009 to 2010	from 2010 to 2011	from 2009 to 2010	from 2010 to 2011
	2009	2010	2011
Segment Adjusted OIBDA(1)	$(164,259)	$(173,798)	$(191,273)	$(9,539)	$(17,475)	(5.8)%	(10.1)%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(5.9)%	(6.0)%	(6.3)%

(1)
See Note 9 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the year ended December 31, 2011, expenses in the Corporate segment as a percentage of consolidated revenues increased 10.1% over 2010. This increase was primarily due to $15.0 million of advisory fees and other costs associated with our 2011 proxy contest.

        During the year ended December 31, 2010, expenses in the Corporate segment increased 5.8% over 2009. This increase was primarily driven by increased sales, marketing and account management expenses of $6.0 million, higher professional fees of $2.2 million related to productivity and cost saving initiatives, an insurance deductible of $2.8 million associated with earthquakes, increased stock-based compensation of $2.1 million and increased marketing expenses, partially offset by a reduction in incentive compensation.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the years ended December 31,

	2009	2010	2011
Cash flows from operating activities—continuing operations	$586,570	$603,229	$663,514
Cash flows from investing activities—continuing operations	(298,699)	(298,458)	(302,213)
Cash flows from financing activities—continuing operations	(128,286)	(379,711)	(762,670)
Cash and cash equivalents at the end of year	446,656	258,693	179,845

        Net cash provided by operating activities from continuing operations was $663.5 million for the year ended December 31, 2011 compared to $603.2 million for the year ended December 31, 2010. The 10.0% increase resulted primarily from an increase in net income, excluding non-cash charges of $31.3 million, a decrease in cash used for working capital of $23.9 million and a decrease in realized foreign exchange losses of $5.1 million over the same period last year. Uses of working capital are primarily related to lower taxes paid from continuing operations, excluding the $52.4 million of taxes paid as a result of the sale of our Digital Business which is classified in discontinued operations, lower amounts paid for cash interest and cash incentive compensation in fiscal year 2011 compared to fiscal year 2010, partially offset by a reduction in cash collections from customers associated with accounts receivable. We expect our cash flows provided by operating activities from continuing operations to decrease in fiscal year 2012 as a result of a reduction in Adjusted OIBDA related to lower recycled paper revenues, combined with higher interest costs and higher incentive compensation payouts compared to fiscal year 2011.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the year ended December 31, 2011 amounted to $209.2 million, $75.2 million and $21.7 million, respectively. For the year ended December 31, 2011, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities from continuing operations and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $215.0 million in the year ending December 31, 2012. Included in our estimated capital expenditures for 2012 is approximately $25.0 million of real estate purchases.

        Net cash used in financing activities from continuing operations was $762.7 million for the year ended December 31, 2011. During 2011, we received (i) $394.0 million in proceeds from the issuance of our 7 3/4% Notes due 2019; (ii) net borrowings under our revolving credit and term loan facilities and other debt of $153.8 million; and (iii) $85.7 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand: (i) for the early retirement of $231.3 million of our 7 3/4% Notes due 2015; (ii) to repurchase $985.0 million of our common stock; (iii) to pay dividends in the amount of $172.6 million on our common stock; and (iv) to fund debt financing costs of $9.0 million.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2011, we had a remaining amount available for repurchase under our share repurchase program of $100.7 million, which represents approximately 2% in the aggregate of our outstanding common stock based on the closing price on such date.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during 2011:

	2011
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$238,532
Additional Authorizations		850,000
Repurchases paid	31,743,886	(984,469)
Repurchases unsettled	109,532	(3,362)

Authorization remaining as of December 31,		$100,701 (2)

(1)
Amount excludes commissions paid associated with share repurchases.

(2)
Between January 1, 2012 and February 10, 2012, we repurchased an additional 1.1 million shares of our common stock for an aggregate purchase price of $34.7 million, reducing our remaining authorization to approximately $66.0 million.

        In February 2010, our board of directors adopted a dividend policy under which we have paid and in the future intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal years 2010 and 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in thousands)
March 25, 2010	$0.0625	March 25, 2010	$12,720	April 15, 2010
June 4, 2010	0.0625	June 25, 2010	12,641	July 15, 2010
September 15, 2010	0.0625	September 28, 2010	12,532	October 15, 2010
December 10, 2010	0.1875	December 27, 2010	37,514	January 14, 2011
March 11, 2011	0.1875	March 25, 2011	37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012

        We are committed to stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion of capital returned to stockholders by May 2012. Through February 10, 2012, we have returned approximately $1.15 billion to stockholders against these commitments. We expect to fund future payouts with cash flows from operations and borrowings under existing and potentially additional debt instruments. With regard to our levels of indebtedness, we plan to operate around the mid-point of our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facility).

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2011 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50.0 million. As of December 31, 2011, our cash and cash equivalents and restricted cash balance was $215.0 million, including a money market fund and time deposits amounting to $181.8 million. A substantial portion of the money market fund is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of December 31, 2011 was comprised of the following (in thousands):

New Revolving Credit Facility(1)	$96,000
New Term Loan Facility(1)	487,500
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	233,115
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)	318,025
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	171,273
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,806
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	328,750
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,346
Real Estate Mortgages, Capital Leases and Other (4)	220,773

Total Long-term Debt	3,353,588
Less Current Portion	(73,320)

Long-term Debt, Net of Current Portion	$3,280,268

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors.

(2)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation ("Canada Company") and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

(4)
Includes (a) real estate mortgages of $5.2 million, (b) capital lease obligations of $207.3 million, and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $8.2 million.

        On June 27, 2011, we entered into a new credit agreement to replace the IMI revolving credit facility and the IMI term loan facility, each entered into on April 16, 2007. The new credit agreement consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the new credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "New Revolving Credit Facility") and (ii) a $500.0 million term loan facility (the "New Term Loan Facility," and collectively with the New Revolving Credit Facility, the "New Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement up to a maximum of $1.8 billion. The New Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM

(the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the New Credit Agreement, borrow under certain of the following tranches of the New Revolving Credit Facility: (a) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (b) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (c) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The New Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the New Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ended	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1.8 million to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of December 31, 2011, we had $96.0 million of outstanding borrowings under the New Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $5.8 million. The remaining availability on December 31, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $623.2 million. The interest rate in effect under the New Revolving Credit Facility and New Term Loan Facility was 4.0% and 2.3%, respectively, as of December 31, 2011.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.4 as of December 31, 2010 and 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.9 as of December 31, 2010 and 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 as of December 31, 2011, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In January 2011, we redeemed the remaining $231.3 million aggregate principal amount outstanding of our 7 3/4% Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015 that were redeemed.

        On June 2, 2011, we completed the sale of the Digital Business to Autonomy. Pursuant to the Digital Sale Agreement, we received approximately $395.4 million in cash, consisting of the initial purchase price of $380.0 million and a preliminary working capital adjustment of approximately $15.4 million, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter is being referred to an independent third party accounting firm for determination of the appropriate adjustment. Transaction costs related to the Digital Sale amounted to approximately $7.4 million. Additionally, $11.1 million of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility and used $52.4 million of the net proceeds to fund cash taxes due as a result of the Digital Sale.

        In September 2011, we completed an underwritten public offering of $400.0 million in aggregate principal amount of our 7 3/4% Notes due 2019, which were issued at 100% of par. Our net proceeds of $394.0 million after paying the underwriters' discounts and commissions, were used for general corporate purposes, including funding a portion of the stockholder payout commitments we have made.

Contractual Obligations

        The following table summarizes our contractual obligations as of December 31, 2011 and the anticipated effect of these obligations on our liquidity in future years (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1–3 Years	3–5 Years	More than 5 Years
Capital Lease Obligations	$207,300	$41,028	$64,029	$26,578	$75,665
Long-Term Debt Obligations (excluding Capital Lease Obligations)	3,151,895	32,292	336,343	779,770	2,003,490
Interest Payments(1)	1,547,822	223,402	428,151	369,409	526,860
Operating Lease Obligations(2)(3)	2,698,542	217,634	403,095	365,486	1,712,327
Purchase and Asset Retirement Obligations(4)	68,580	36,352	20,346	1,325	10,557

Total(3)(5)	$7,674,139	$550,708	$1,251,964	$1,542,568	$4,328,899

(1)
Amounts include variable rate interest payments, which are calculated utilizing the applicable interest rates as of December 31, 2011; see Note 4 to Notes to Consolidated Financial Statements. Amounts also include interest on capital leases.

(2)
Amounts are offset by sublease income of $10.6 million in total (including $2.3 million, $3.6 million, $2.8 million and $1.9 million, in less than 1 year, 1–3 years, 3–5 years and more than 5 years, respectively).

(3)
Includes aggregate amounts related to our Italian Business of $2.6 million, $3.7 million, $3.5 million, $8.2 million ($18.0 million in total) in less than 1 year, 1–3 years, 3–5 years and more than 5 years, respectively.

(4)
In connection with some of our acquisitions, we have potential earn-out obligations that may be payable in the event businesses we acquired meet certain financial objectives. These payments are based on the future results of these operations, and our estimate of the maximum contingent earn-out payments we may be required to make under all such agreements as of December 31, 2011 is approximately $4.5 million.

(5)
The table above excludes $31.4 million in uncertain tax positions as we are unable to make reasonably reliable estimates of the period of cash settlement, if any, with the respective taxing authorities.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards which begin to expire in 2020 through 2025 of $28.2 million ($9.9 million, tax effected) at December 31, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $7.9 million (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40.3 million, with various expiration dates, subject to a valuation allowance of approximately 69%. We also have foreign tax credits of $56.6 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Market Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2011 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50.0 million. As of December 31, 2011, our cash and cash equivalents and restricted cash balance was $215.0 million, including a money market fund and time deposits amounting to $181.8 million. A substantial portion of the money market fund is invested in U.S. Treasuries.

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

        As of December 31, 2011, we had $586.7 million of variable rate debt outstanding with a weighted average variable interest rate of approximately 2.6%, and $2,766.9 million of fixed rate debt outstanding. As of December 31, 2011, approximately 82.5% of our total debt outstanding was fixed. If the weighted average variable interest rate on our variable rate debt had increased by 1%, our net income for the year ended December 31, 2011 would have been reduced by approximately $3.4 million. See Note 4 to Notes to Consolidated Financial Statements for a discussion of our long-term indebtedness, including the fair values of such indebtedness as of December 31, 2011.

Currency Risk

        Our investments in IME, Canada Company, Iron Mountain Mexico, SA de RL de CV, Iron Mountain South America, Ltd., Iron Mountain Australia Pty Ltd. and our other international investments may be subject to risks and uncertainties related to fluctuations in currency valuation. Our reporting currency is the U.S. dollar. However, our international revenues and expenses are generated in the currencies of the countries in which we operate, primarily the Euro, Canadian dollar and British pound sterling. Declines in the value of the local currencies in which we are paid relative to the U.S. dollar will cause revenues in U.S. dollar terms to decrease and dollar-denominated liabilities to increase in local currency.

        The impact of currency fluctuations on our earnings is mitigated significantly by the fact that most operating and other expenses are also incurred and paid in the local currency. We also have several intercompany obligations between our foreign subsidiaries and IMI and our U.S.-based subsidiaries. In addition, Iron Mountain Switzerland GmbH, our foreign subsidiaries and IME also have intercompany obligations between them. These intercompany obligations are primarily denominated in the local currency of the foreign subsidiary.

        We have adopted and implemented a number of strategies to mitigate the risks associated with fluctuations in currency valuations. One strategy is to finance certain of our international subsidiaries with debt that is denominated in local currencies, thereby providing a natural hedge. In determining the amount of any such financing, we take into account local tax strategies, among other factors. Another strategy we utilize is for IMI or IMIM to borrow in foreign currencies to hedge our intercompany financing activities. In addition, on occasion, we enter into currency swaps to temporarily or permanently hedge an overseas investment, such as a major acquisition, to lock in certain transaction economics. We have implemented these strategies for our foreign investments in the United Kingdom, Continental Europe and Canada. Specifically, through our 150.0 million British pounds sterling denominated 7 1/4% Senior Subordinated Notes due 2014 and our 255.0 million 6 3/4% Euro Senior Subordinated Notes due 2018, we effectively hedge most of our outstanding intercompany loans denominated in British pounds sterling and Euros. Canada Company has financed its capital needs through direct borrowings in Canadian dollars under the Credit Agreement and its 175.0 million CAD denominated 7 1/2% Senior Subordinated Notes due 2017. This creates a tax efficient natural currency hedge. In the third quarter of 2007, we designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded $8.6 million ($5.4 million, net of tax) of foreign exchange gains related to the "marking-to-market" of such debt to currency translation adjustments which is a component of accumulated other comprehensive items, net included in equity for the year ended December 31, 2011. As of December 31, 2011, net gains of $13.4 million are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

        We have also entered into a number of separate forward contracts to hedge our exposures to British pounds sterling and Australian dollars. As of December 31, 2011, we had an outstanding forward contract to purchase $195.6 million U.S. dollars and sell 125.0 million British pounds sterling to hedge our intercompany exposures with IME. As of December 31, 2011, we had an outstanding forward contract to purchase $75.1 million U.S. dollars and sell 73.0 million Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other expense (income), net in the accompanying statement of operations as a realized foreign exchange gain or loss. We have not designated these forward contracts as hedges. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. During the year ended December 31, 2011, there was $1.1 million in net cash disbursements included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. We recorded net gains in connection with these forward contracts of $1.2 million (including an unrealized foreign exchange gain of $2.0 million related to certain British pound sterling forward contracts and an unrealized foreign exchange gain of $0.8 million related to the Australian dollar forward contract offset by an unrealized foreign exchange loss of $0.4 million related to a British pound sterling forward contract) in other expense (income), net in the accompanying statement of operations as of December 31, 2011, respectively. As of December 31, 2011, except as noted above, our currency exposures to intercompany balances are not hedged.

        The impact of devaluation or depreciating currency on an entity depends on the residual effect on the local economy and the ability of an entity to raise prices and/or reduce expenses. Due to our constantly changing currency exposure and the potential substantial volatility of currency exchange rates, we cannot predict the effect of exchange fluctuations on our business. The effect of a change in foreign exchange rates on our net investment in foreign subsidiaries is reflected in the "Accumulated Other Comprehensive Items, net" component of equity. A 10% depreciation in year-end 2011 functional currencies, relative to the U.S. dollar, would result in a reduction in our equity of approximately $79.8 million.

Item 8. Financial Statements and Supplementary Data.

        The information required by this item is included in Item 15(a) of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of December 31, 2011 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. Based upon that evaluation, our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective due to a material weakness in our internal control over identification and monitoring of price reduction clauses in certain U.S. government customer contracts as described below.

Management's Report on Internal Control over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Due to their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions or that the degree of compliance with policies or procedures may deteriorate. Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2011 because of the material weakness described below. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements will not be prevented or detected on a timely basis. In our assessment of the effectiveness of internal control over financial reporting at December 31, 2011, we identified the following material weakness:

        We did not maintain adequate and effective internal control in the area of identifying and monitoring price reduction clauses in certain U.S. government customer contracts. In 2011, we discovered, in conjunction with a government contract renewal, as more fully discussed in Note 10.h. to Notes to Consolidated Financial Statements, that we did not have a control in place to appropriately identify and monitor price reduction clauses of certain U.S. government customer contracts. The material weakness contributed to management's conclusion that an immaterial restatement of our consolidated financial statements was appropriate, as more fully discussed in Note 2.y. to Notes to Consolidated Financial Statements. Total revenue under U.S. government contracts for the year ended December 31, 2011 was less than $75 million.

Remediation of Material Weakness in Internal Control over Financial Reporting

        To address the material weakness in our internal control over financial reporting described above, we performed additional analyses and other post-closing procedures designed to provide reasonable assurance that our consolidated financial statements were prepared in accordance with GAAP. As a result of these procedures, we believe that the consolidated financial statements included in this Annual Report on Form 10-K as of and for the year ended December 31, 2011 fairly present, in all material respects, our financial condition, results of operations and cash flow for the periods presented, in conformity with GAAP. We will continue to take appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting including:

  •
  Hiring a government contract compliance specialist.

  •
  Developing and implementing a process to appropriately identify government contracts with price reduction clauses.

  •
  Developing and implementing procedures to track and monitor benchmark pricing and calculating any related price reductions under these contracts.

        We have begun our remediation efforts and we expect these efforts, which include design, implementation and testing, to continue throughout fiscal year 2012. We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We are committed to continuing to improve our internal control processes and will continue to diligently review our financial controls and procedures.

        The effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the internal control over financial reporting of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

        A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management's assessment: the Company did not maintain adequate and effective internal control in the area of identifying and monitoring price reduction clauses in certain U.S. government customer contracts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements as of and for the year ended December 31, 2011 and this report does not affect our report on such financial statements.

        In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 28, 2012 expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP
Boston, Massachusetts
February 28, 2012

Changes in Internal Control over Financial Reporting

        There have been no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

        None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

        The information required by Item 10 is incorporated by reference to our Proxy Statement.

Item 11. Executive Compensation.

        The information required by Item 11 is incorporated by reference to our Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 12 is incorporated by reference to our Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 13 is incorporated by reference to our Proxy Statement.

Item 14. Principal Accountant Fees and Services.

        The information required by Item 14 is incorporated by reference to our Proxy Statement.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
Financial Statements and Financial Statement Schedules filed as part of this report:

(b)
Exhibits filed as part of this report: As listed in the Exhibit Index following the signature page hereof.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Iron Mountain Incorporated

        We have audited the accompanying consolidated balance sheets of Iron Mountain Incorporated and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Iron Mountain Incorporated and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2012 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ DELOITTE & TOUCHE LLP

Boston, Massachusetts
February 28, 2012

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2010	2011
ASSETS
Current Assets:
Cash and cash equivalents	$258,693	$179,845
Restricted cash	35,105	35,110
Accounts receivable (less allowances of $20,747 and $23,277 as of December 31, 2010 and 2011, respectively)	524,326	543,467
Deferred income taxes	44,225	43,235
Prepaid expenses and other	136,905	105,537
Assets of discontinued operations	213,208	7,256

Total Current Assets	1,212,462	914,450
Property, Plant and Equipment:
Property, plant and equipment	4,161,410	4,232,594
Less—Accumulated depreciation	(1,693,166)	(1,825,511)

Property, Plant and Equipment, net	2,468,244	2,407,083
Other Assets, net:
Goodwill	2,279,561	2,254,268
Customer relationships and acquisition costs	379,808	410,149
Deferred financing costs	29,146	35,798
Other	27,686	19,510
Assets of discontinued operations	19,486	—

Total Other Assets, net	2,735,687	2,719,725

Total Assets	$6,416,393	$6,041,258

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$96,081	$73,320
Accounts payable	143,765	156,381
Accrued expenses	382,670	418,831
Deferred revenue	190,713	197,181
Liabilities of discontinued operations	61,474	3,317

Total Current Liabilities	874,703	849,030
Long-term Debt, net of current portion	2,912,126	3,280,268
Other Long-term Liabilities	86,605	53,169
Deferred Rent	95,860	97,177
Deferred Income Taxes	492,464	507,358
Liabilities of discontinued operations	1,770	—
Commitments and Contingencies (see Note 10)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 200,064,066 shares and 172,140,966 shares as of December 31, 2010 and 2011, respectively)	2,001	1,721
Additional paid-in capital	1,228,655	343,603
Retained earnings	685,310	902,567
Accumulated other comprehensive items, net	29,482	(2,203)

Total Iron Mountain Incorporated Stockholders' Equity	1,945,448	1,245,688

Noncontrolling Interests	7,417	8,568

Total Equity	1,952,865	1,254,256

Total Liabilities and Equity	$6,416,393	$6,041,258

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2009	2010	2011
Revenues:
Storage	$1,533,792	$1,598,718	$1,682,990
Service	1,240,592	1,293,631	1,331,713

Total Revenues	2,774,384	2,892,349	3,014,703
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	1,201,871	1,192,862	1,245,200
Selling, general and administrative	749,934	772,811	834,591
Depreciation and amortization	277,186	304,205	319,499
Intangible Impairments	—	85,909	46,500
Loss (Gain) on disposal/write-down of property, plant and equipment, net	168	(10,987)	(2,286)

Total Operating Expenses	2,229,159	2,344,800	2,443,504
Operating Income (Loss)	545,225	547,549	571,199
Interest Expense, Net (includes Interest Income of $2,563, $1,785 and $2,313 in 2009, 2010 and 2011, respectively)	212,545	204,559	205,256
Other (Income) Expense, Net	(12,599)	8,768	13,043

Income (Loss) from Continuing Operations
Before Provision (Benefit) for Income Taxes	345,279	334,222	352,900
Provision (Benefit) for Income Taxes	113,762	167,483	106,488

Income (Loss) from Continuing Operations	231,517	166,739	246,412
Income (Loss) from Discontinued Operations, Net of Tax	(12,138)	(219,417)	(47,439)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	200,619

Net Income (Loss)	219,379	(52,678)	399,592
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,429	4,908	4,054

Net Income (Loss) Attributable to Iron Mountain Incorporated	$217,950	$(57,586)	$395,538

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$1.14	$0.83	$1.27

Total Income (Loss) from Discontinued Operations	$(0.06)	$(1.09)	$0.79

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.07	$(0.29)	$2.03

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$1.13	$0.83	$1.26

Total Income (Loss) from Discontinued Operations	$(0.06)	$(1.09)	$0.78

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.07	$(0.29)	$2.02

Weighted Average Common Shares Outstanding—Basic	202,812	201,991	194,777

Weighted Average Common Shares Outstanding—Diluted	204,271	201,991	195,938

Dividends Declared per Common Share	$—	$0.3750	$0.9375

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended December 31,
	2009	2010	2011
Net Income (Loss)	$219,379	$(52,678)	$399,592
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	69,455	2,288	(32,616)

Total Other Comprehensive Income (Loss)	69,455	2,288	(32,616)

Comprehensive Income (Loss)	288,834	(50,390)	366,976
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	2,008	5,375	3,123

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$286,826	$(55,765)	$363,853

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In thousands, except share data)

			Iron Mountain Incorporated Stockholders' Equity
			Common Stock Voting				Accumulated Other Comprehensive Items, Net
		Comprehensive Income (Loss)			Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total		Shares	Amounts
Balance, December 31, 2008	$1,814,769	$—	201,931,332	$2,019	$1,250,064	$600,353	$(41,215)	$3,548
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $5,532	48,609	—	1,615,425	16	48,593	—	—	—
Comprehensive Income (Loss):
Currency translation adjustment	69,455	69,455	—	—	—	—	68,876	579
Net income (loss)	219,379	219,379	—	—	—	217,950	—	1,429

Comprehensive Income (Loss)		$288,834	—	—	—	—	—	—

Noncontrolling interests equity contributions	578		—	—	—	—	—	578
Noncontrolling interests dividends	(2,030)		—	—	—	—	—	(2,030)

Balance, December 31, 2009	2,150,760	$—	203,546,757	2,035	1,298,657	818,303	27,661	4,104
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $2,252	39,530	—	1,281,332	13	39,517	—	—	—
Stock options issued in connection with acquisition	1,997	—	—	—	1,997	—	—	—
Stock repurchases	(111,563)	—	(4,764,023)	(47)	(111,516)	—	—	—
Parent cash dividends declared	(75,407)	—	—	—	—	(75,407)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	2,288	2,288	—	—	—	—	1,821	467
Net income (loss)	(52,678)	(52,678)	—	—	—	(57,586)	—	4,908

Comprehensive Income (Loss)		$(50,390)	—	—	—	—	—	—

Noncontrolling interests dividends	(2,062)		—	—	—	—	—	(2,062)

Balance, December 31, 2010	1,952,865	$—	200,064,066	2,001	1,228,655	685,310	29,482	7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $919	102,986	—	3,930,318	39	102,947	—	—	—
Stock repurchases	(988,318)	—	(31,853,418)	(319)	(987,999)	—	—	—
Parent cash dividends declared	(178,281)	—	—	—	—	(178,281)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	(32,616)	(32,616)	—	—	—	—	(31,685)	(931)
Net income (loss)	399,592	399,592	—	—	—	395,538	—	4,054

Comprehensive Income (Loss)		$366,976	—	—	—	—	—	—

Noncontrolling interests equity contributions	215		—	—	—	—	—	215
Noncontrolling interests dividends	(2,187)		—	—	—	—	—	(2,187)

Balance, December 31, 2011	$1,254,256		172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2010	2011
Cash Flows from Operating Activities:
Net income (loss)	$219,379	$(52,678)	$399,592
Loss (Income) from discontinued operations	12,138	219,417	47,439
(Gain) Loss on sale of discontinued operations	—	—	(200,619)
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	253,061	278,760	290,638
Amortization (includes deferred financing costs and bond discount of $5,117, $5,357 and $6,318 in 2009, 2010 and 2011, respectively)	29,242	30,802	35,179
Intangible impairments	—	85,909	46,500
Stock-based compensation expense	15,210	17,274	17,250
Provision for deferred income taxes	30,335	37,666	3,389
Loss (Gain) on early extinguishment of debt	3,031	1,792	993
Loss (Gain) on disposal/write-down of property, plant and equipment, net	168	(10,987)	(2,286)
Foreign currency transactions and other, net	(12,690)	18,043	24,298
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(14,897)	11,793	(20,799)
Prepaid expenses and other current assets	(22,052)	(8,811)	5,299
Accounts payable	10,180	(547)	7,069
Accrued expenses, deferred revenue and other current liabilities	45,200	(38,072)	15,629
Other assets and long-term liabilities	18,265	12,868	(6,057)

Cash Flows from Operating Activities—Continuing Operations	586,570	603,229	663,514
Cash Flows from Operating Activities—Discontinued Operations	30,341	21,911	(48,076)

Cash Flows from Operating Activities	616,911	625,140	615,438
Cash Flows from Investing Activities:
Capital expenditures	(287,917)	(258,849)	(209,155)
Cash paid for acquisitions, net of cash acquired	(1,518)	(13,841)	(75,246)
Investment in restricted cash	—	(35,102)	(5)
Additions to customer relationship and acquisition costs	(10,741)	(13,202)	(21,703)
Investment in joint ventures	(3,114)	—	(335)
Proceeds from sales of property and equipment and other, net	4,591	22,536	4,231

Cash Flows from Investing Activities—Continuing Operations	(298,699)	(298,458)	(302,213)
Cash Flows from Investing Activities—Discontinued Operations	(25,367)	(134,212)	380,721

Cash Flows from Investing Activities	(324,066)	(432,670)	78,508
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(283,318)	(101,884)	(2,017,174)
Proceeds from revolving credit and term loan facilities and other debt	33,944	53,567	2,170,979
Early retirement of senior subordinated notes	(447,874)	(202,584)	(231,255)
Net proceeds from sales of senior subordinated notes	539,688	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	1,064	169	698
Stock repurchases	—	(111,563)	(984,953)
Parent cash dividends	—	(37,893)	(172,616)
Proceeds from exercise of stock options and employee stock purchase plan	24,233	18,225	85,742
Excess tax benefits from stock-based compensation	5,532	2,252	919
Payment of debt financing costs	(1,555)	—	(9,010)

Cash Flows from Financing Activities—Continuing Operations	(128,286)	(379,711)	(762,670)
Cash Flows from Financing Activities—Discontinued Operations	(1,406)	(1,523)	(1,138)

Cash Flows from Financing Activities	(129,692)	(381,234)	(763,808)
Effect of Exchange Rates on Cash and Cash Equivalents	5,133	801	(8,986)

Increase (Decrease) in Cash and Cash Equivalents	168,286	(187,963)	(78,848)
Cash and Cash Equivalents, Beginning of Period	278,370	446,656	258,693

Cash and Cash Equivalents, End of Period	$446,656	$258,693	$179,845

Supplemental Information:
Cash Paid for Interest	$216,673	$226,463	$203,035

Cash Paid for Income Taxes	$87,062	$139,072	$147,998

Non-Cash Investing and Financing Activities:
Capital Leases	$72,120	$30,367	$30,090

Accrued Capital Expenditures	$53,701	$41,222	$43,696

Dividends Payable	$—	$37,514	$43,180

Unsettled Purchases of Parent Common Stock	$—	$—	$3,364

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2011
(In thousands, except share and per share data)

1. Nature of Business

        The accompanying financial statements represent the consolidated accounts of Iron Mountain Incorporated, a Delaware corporation ("IMI"), and its subsidiaries. We are a global full-service provider of information management and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        In August 2010, IMI divested the domain name management product line of our digital business (the "Domain Name Product Line"). On June 2, 2011, IMI completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). The financial position, operating results and cash flows of the Domain Name Product Line and the Digital Business, for all periods presented, including the gains on the sales, have been reported as discontinued operations for financial reporting purposes. Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"), and in December 2011, we committed to a plan to sell our records management business in Italy (the "Italian Business"). The financial position, operating results and cash flows of the New Zealand and Italian Businesses, including the gain on the sale of the New Zealand Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 14 for a further discussion of these events.

2. Summary of Significant Accounting Policies

  a.
  Principles of Consolidation and Change in Accounting Principle

        The accompanying financial statements reflect our financial position, results of operations and cash flows on a consolidated basis. Prior to January 1, 2010, the financial position and results of operations of the operating subsidiaries of Iron Mountain Europe (Group) Limited (collectively referred to as "IME"), our European business, were consolidated based on IME's fiscal year ended October 31. Effective January 1, 2010, we changed the fiscal year-end (and the reporting period for consolidation purposes) of IME to coincide with IMI's fiscal year-end of December 31. We believe that the change in accounting principle related to the elimination of the two-month reporting lag for IME is preferable because it results in more contemporaneous reporting of events and results related to IME. In accordance with applicable accounting literature, a change in subsidiary year-end is treated as a change in accounting principle and requires retrospective application. The impact of the change was not material to the results of operations for the previously reported annual and interim periods prior to January 1, 2010, and, thus, those results have not been revised. There is, however, a charge of $4,711 recorded to other expense (income), net in the year ended December 31, 2010 to recognize the immaterial difference arising from the change. Had the annual financial statements been revised, operating income (loss), income (loss) from continuing operations before provision (benefit) for income taxes and net income (loss) attributable to Iron Mountain Incorporated in calendar 2009 would have been increased by $3,714, $7,041 and $4,957, respectively. In addition, revenue, operating income (loss),

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

income (loss) from continuing operations before provision (benefit) for income taxes and net income (loss) attributable to Iron Mountain Incorporated for the year ended December 31, 2010 would not have changed materially had we not eliminated the two-month reporting lag. There were no significant, infrequent or unusual items in the IME two-month period ended December 31, 2009. All intercompany account balances have been eliminated.

  b.
  Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America ("GAAP") requires us to make estimates, judgments and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of the financial statements and for the period then ended. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, actuarial estimates, current conditions and various other assumptions that we believe to be reasonable under the circumstances. These estimates form the basis for making judgments about the carrying values of assets and liabilities and are not readily apparent from other sources. Actual results may differ from these estimates.

  c.
  Cash, Cash Equivalents and Restricted Cash

        Cash and cash equivalents include cash on hand and cash invested in short-term securities, which have remaining maturities at the date of purchase of less than 90 days. Cash and cash equivalents are carried at cost, which approximates fair value.

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,105 and $35,110 as of December 31, 2010 and 2011, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  d.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (a) our 7 1/4% GBP Senior Subordinated Notes due 2014, (b) our 6 3/4% Euro Senior Subordinated Notes due 2018, (c) the borrowings in certain foreign currencies under our revolving credit agreement, and (d) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

to a net gain of $12,845, a net loss of $5,664 and a net loss of $17,352 for the years ended December 31, 2009, 2010 and 2011, respectively.

  e.
  Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values which are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2010 and 2011, none of our derivative instruments contained credit-risk related contingent features.

  f.
  Property, Plant and Equipment

        Property, plant and equipment are stated at cost and depreciated using the straight-line method with the following useful lives:

Building and building improvements	5 to 40 years
Leasehold improvements	10 years or the life of the lease, whichever is shorter
Racking	2 to 20 years
Warehouse equipment	3 to 10 years
Vehicles	2 to 10 years
Furniture and fixtures	2 to 10 years
Computer hardware and software	3 to 5 years

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        Property, plant and equipment (including capital leases in the respective category), at cost, consist of the following:

	December 31,
	2010	2011
Land	$170,576	$172,454
Buildings and building improvements	1,064,478	1,109,176
Leasehold improvements	469,324	474,965
Racking	1,368,218	1,420,180
Warehouse equipment/vehicles	362,663	355,951
Furniture and fixtures	76,971	79,193
Computer hardware and software	548,453	527,585
Construction in progress	100,727	93,090

	$4,161,410	$4,232,594

        Minor maintenance costs are expensed as incurred. Major improvements which extend the life, increase the capacity or improve the safety or the efficiency of property owned are capitalized. Major improvements to leased buildings are capitalized as leasehold improvements and depreciated.

        We develop various software applications for internal use. Computer software costs associated with internal use software are expensed as incurred until certain capitalization criteria are met. Payroll and related costs for employees who are directly associated with, and who devote time to, the development of internal use computer software projects (to the extent time is spent directly on the project) are capitalized and depreciated over the estimated useful life of the software. Capitalization begins when the design stage of the application has been completed and it is probable that the application will be completed and used to perform the function intended. Depreciation begins when the software is placed in service. Computer software costs that are capitalized are periodically evaluated for impairment. During the years ended December 31, 2009 and 2011, we wrote-off $600 (primarily in Corporate) and $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business segment), respectively, of previously deferred software costs associated with internal use software development projects that were discontinued after implementation, which resulted in a loss on disposal/write-down of property, plant and equipment, net in the accompanying consolidated statement of operations.

        Entities are required to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Asset retirement obligations represent the costs to replace or remove tangible long-lived assets required by law, regulatory rule or contractual agreement. When the liability is initially recorded, the entity capitalizes the cost by increasing the carrying amount of the related long-lived asset, which is then depreciated over the useful life of the related asset. The liability is increased over time through income such that the liability will equate to the future cost to retire the long-lived asset at the expected retirement date. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or realizes a gain or loss upon settlement. Our obligations are primarily the result of requirements under our facility lease agreements which generally have "return to

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

original condition" clauses which would require us to remove or restore items such as shred pits, vaults, demising walls and office build-outs, among others. The significant assumptions used in estimating our aggregate asset retirement obligation are the timing of removals, the probability of a requirement to perform, estimated cost and associated expected inflation rates that are consistent with historical rates and credit-adjusted risk-free rates that approximate our incremental borrowing rate.

        A reconciliation of liabilities for asset retirement obligations (included in other long-term liabilities) is as follows:

	December 31,
	2010	2011
Asset Retirement Obligations, beginning of the year	$10,734	$9,465
Liabilities Incurred	531	300
Liabilities Settled	(70)	(774)
Accretion Expense	1,254	1,327
Change in Probability Adjustment	(2,745)	(176)
Foreign Currency Exchange Movement	(239)	(26)

Asset Retirement Obligations, end of the year	$9,465	$10,116

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our annual goodwill impairment review as of October 1, 2009, 2010 and 2011 and noted no impairment of goodwill. However, as a result of interim triggering events as discussed below, we recorded provisional goodwill impairment charges in each of the third quarters of 2010 and 2011 in conjunction with the Digital Sale and associated with our Western European operations, respectively. These provisional goodwill impairment charges were finalized in the fourth quarters of the 2010 and 2011 fiscal years, respectively. As of December 31, 2011, no factors were identified that would alter our October 1, 2011 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

        As discussed at Note 14, we recorded a goodwill impairment charge in 2010 associated with our former worldwide digital business reporting unit. For the year ended December 31, 2010, we allocated $85,909 of this charge to the technology escrow services business based on a relative fair value basis.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

This charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations as we retained this business following the Digital Sale. Our technology escrow services business had previously been reported in the former worldwide digital business segment and is now reported in the North American Business segment.

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) the United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analysis on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011 as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 14. Based on our analyses, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceed their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage and accordingly its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46,500 included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011. A tax benefit of approximately $5,449 was recorded associated with the Western Europe goodwill impairment charge for the year ended December 31, 2011 and is included in the provision (benefit) for income taxes from continuing operations in the accompanying consolidated statement of operations. See Note 14 for the portion of the charge allocated to the Italian Business based on a relative fair value basis.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2010 were as follows: North America; Europe; Latin America; Australia; Joint Ventures (which includes India, the various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")); and Business Process Management ("BPM"). Given their similar economic characteristics, products, customers and processes, (1) the United Kingdom, Ireland and Norway and (2) the countries of Continental Europe (excluding Joint Ventures), each a reporting unit, have been aggregated as Europe and tested as one for goodwill impairment. As of December 31, 2010, the carrying value of goodwill, net amounted to $1,750,420, $438,344, $29,787 and $61,010 for North America, Europe, Latin America and Australia, respectively. Our Joint Ventures and BPM reporting units had no goodwill as of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

December 31, 2010. Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures. As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748,879, $306,150, $46,439, $63,781, $27,322, and $61,697 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of December 31, 2011. Our North America, Latin America and Australia reporting units had estimated fair values as of October 1, 2011 that exceeded their carrying values by greater than 40%.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the years ended December 31, 2010 and 2011 is as follows:

	North American Business	International Physical Business	Total Consolidated
Gross Balance as of December 31, 2009	$1,996,959	$565,717	$2,562,676
Non-deductible goodwill acquired during the year	1,700	4,030	5,730
Adjustments to purchase reserves	(401)	—	(401)
Fair value and other adjustments(1)	2,553	164	2,717
Currency effects	11,238	(27,532)	(16,294)

Gross Balance as of December 31, 2010	2,012,049	542,379	2,554,428
Deductible goodwill acquired during the year	1,398	—	1,398
Non-deductible goodwill acquired during the year	—	35,207	35,207
Fair value and other adjustments(2)	2,161	(865)	1,296
Currency effects	(5,367)	(12,677)	(18,044)

Gross Balance as of December 31, 2011	$2,010,241	$564,044	$2,574,285

Accumulated Amortization Balance as of December 31, 2009	$175,158	$14,199	$189,357
Goodwill impairment	85,909	—	85,909
Currency effects	562	(961)	(399)

Accumulated Amortization Balance as of December 31, 2010	261,629	13,238	274,867
Goodwill impairment	—	46,500	46,500
Currency effects	(267)	(1,083)	(1,350)

Accumulated Amortization Balance as of December 31, 2011	$261,362	$58,655	$320,017

Net Balance as of December 31, 2009	$1,821,801	$551,518	$2,373,319

Net Balance as of December 31, 2010	$1,750,420	$529,141	$2,279,561

Net Balance as of December 31, 2011	$1,748,879	$505,389	$2,254,268

Accumulated Goodwill Impairment Balance as of December 31, 2010	$85,909	$—	$85,909

Accumulated Goodwill Impairment Balance as of December 31, 2011	$85,909	$46,500	$132,409

(1)
Fair value and other adjustments primarily include $(711) of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $1,428 of cash paid related to prior year's acquisitions and $2,000 of contingent earn-out obligations accrued and unpaid as of December 31, 2010 related to a 2007 acquisition.

(2)
Fair value and other adjustments primarily include $(835) of adjustments to property, plant and equipment, net, customer relationships and deferred income taxes, as well as $131 of cash paid related to prior year's acquisitions and $2,000 of contingent earn-out obligations accrued and unpaid as of December 31, 2011 related to a 2007 acquisition.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
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

        Consolidated loss on disposal/write-down of property, plant and equipment, net of $168 in the year ended December 31, 2009 consisted primarily of a gain on disposal of a building in our International Business segment of approximately $1,900 in France, offset by losses on the write-down of certain facilities of approximately $1,000 in our North American Business segment, $700 in our International Business segment and $300 in Corporate (associated with discontinued products after implementation). Consolidated gain on disposal/write-down of property, plant and equipment, net of $10,987 in the year ended December 31, 2010 consisted primarily of a gain of approximately $10,200 as a result of the settlement with our insurers in connection with a portion of the property component of our claim related to the Chilean earthquake in the third and fourth quarter of 2010, gains of approximately $3,200 in North America primarily related to the disposition of certain owned equipment and a gain on disposal of a building in our International Business segment of approximately $1,300 in the United Kingdom, offset by approximately $1,000 of asset write-downs associated with our Latin American operations and approximately $2,600 of impairment losses primarily related to certain owned facilities in North America. Consolidated gain on disposal/write-down of property, plant and equipment, net of $2,286 in the year ended December 31, 2011 consisted primarily of a gain of approximately $3,200 related to the disposition of a facility in Canada and a gain of approximately $3,000 on the retirement of leased vehicles accounted for as capital lease assets associated with our North American Business segment, offset by a loss associated with discontinued use of certain third-party software licenses of approximately $3,500 (approximately $3,050 associated with our International Business segment and approximately $450 associated with our North American Business segment).

  i.
  Customer Relationships and Acquisition Costs and Other Intangible Assets

        Costs related to the acquisition of large volume accounts are capitalized. Initial costs incurred to transport the boxes to one of our facilities, which includes labor and transportation charges, are amortized over periods ranging from one to 30 years (weighted average of 25 years at December 31, 2011), and are included in depreciation and amortization in the accompanying consolidated statements of operations. Payments to a customer's current records management vendor or direct payments to a customer are amortized over periods ranging from one to 10 years (weighted average of four years at December 31, 2011) to the storage and service revenue line items in the accompanying consolidated statements of operations. If the customer terminates its relationship with us, the unamortized cost is charged to expense or revenue. However, in the event of such termination, we generally collect, and record as income, permanent removal fees that generally equal or exceed the amount of the

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

unamortized costs. Customer relationship intangible assets acquired through business combinations, which represents the majority of the balance, are amortized over periods ranging from 10 to 30 years (weighted average of 19 years at December 31, 2011). Amounts allocated in purchase accounting to customer relationship intangible assets are calculated based upon estimates of their fair value utilizing an income approach based on the present value of future cash flows. Other intangible assets, including noncompetition agreements, acquired core technology and trademarks, are capitalized and amortized over periods ranging from two to 10 years (weighted average of seven years at December 31, 2011).

        The gross carrying amount and accumulated amortization are as follows:

	December 31,
Gross Carrying Amount	2010	2011
Customer relationship and acquisition costs	$533,223	$593,901
Other intangible assets (included in other assets, net)	7,014	6,761
Accumulated Amortization
Customer relationship and acquisition costs	$153,415	$183,752
Other intangible assets (included in other assets, net)	4,348	4,899

        The amortization expense for the years ended December 31, 2009, 2010 and 2011 are as follows:

	Year Ended December 31,
	2009	2010	2011
Customer relationship and acquisition costs:
Amortization expense included in depreciation and amortization	$23,104	$24,435	$27,900
Amortization expense charged to revenues	8,096	9,710	10,100
Other intangible assets:
Amortization expense included in depreciation and amortization	1,021	1,010	961

        Estimated amortization expense for existing intangible assets (excluding deferred financing costs, which are amortized through interest expense, of $5,969, $5,969, $5,512, $5,322 and $3,978 for 2012, 2013, 2014, 2015 and 2016, respectively) for the next five succeeding fiscal years is as follows:

	Estimated Amortization
	Included in Depreciation and Amortization	Charged to Revenues
2012	$30,505	$6,279
2013	29,618	4,149
2014	29,077	2,601
2015	28,758	1,187
2016	28,461	440

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  j.
  Deferred Financing Costs

        Deferred financing costs are amortized over the life of the related debt using the effective interest rate method. If debt is retired early, the related unamortized deferred financing costs are written off in the period the debt is retired to other expense (income), net. As of December 31, 2010 and 2011, gross carrying amount of deferred financing costs was $50,242 and $54,826, respectively, and accumulated amortization of those costs was $21,096 and $19,028, respectively, and was recorded in other assets, net in the accompanying consolidated balance sheet.

  k.
  Accrued Expenses

        Accrued expenses (with items greater than 5% of total current liabilities shown separately) consist of the following:

	December 31,
	2010	2011
Interest	$59,774	$59,268
Payroll and vacation	76,979	75,384
Incentive compensation	26,285	62,550
Self-insured liabilities (Note 10.b.)	43,901	39,358
Income taxes	29,484	4,957
Other	146,247	177,314

	$382,670	$418,831

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

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage and service revenues are recognized in the month

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

the respective storage or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage or prepaid service contracts for customers where storage fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped to the customer and title has passed to the customer. Revenues from the sales of products have historically not been significant.

  m.
  Rent Normalization

        We have entered into various leases for buildings that expire over various terms. Certain leases have fixed escalation clauses (excluding those tied to the consumer price index or other inflation-based indices) or other features (including return to original condition, primarily in the United Kingdom) which require normalization of the rental expense over the life of the lease resulting in deferred rent being reflected in the accompanying consolidated balance sheets. In addition, we have assumed various above and below market leases in connection with certain of our acquisitions. The difference between the present value of these lease obligations and the market rate at the date of the acquisition was recorded as a deferred rent liability or other long-term asset and is being amortized over the remaining lives of the respective leases.

  n.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the years ended December 31, 2009, 2010 and 2011 was $18,703, including $3,493 in discontinued operations, ($14,716 after tax or $0.07 per basic and diluted share), $20,378, including $3,104 in discontinued operations, ($15,672 after tax or $0.08 per basic and diluted share) and $17,510, including $260 in discontinued operations, ($8,834 after tax or $0.05 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Year Ended December 31,
	2009	2010	2011
Cost of sales (excluding depreciation and amortization)	$248	$730	$914
Selling, general and administrative expenses	14,962	16,544	16,336

Total stock-based compensation	$15,210	$17,274	$17,250

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

operations included $5,532, $2,252 and $919 for the years ended December 31, 2009, 2010 and 2011, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is sooner terminated. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is sooner terminated. As of December 31, 2011, ten-year vesting options represented 7.3% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is sooner terminated. As of December 31, 2011, three-year vesting options represented 11.0% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        In December 2008, we amended each of the Iron Mountain Incorporated 2002 Stock Incentive Plan, the Iron Mountain Incorporated 1997 Stock Option Plan, the LiveVault Corporation 2001 Stock Incentive Plan and the Stratify, Inc. 1999 Stock Plan (each a "Plan" and, collectively, the "Plans") to provide that any unvested options and other awards granted under each respective Plan shall vest immediately should an employee be terminated by the Company, or terminate his or her own employment for good reason (as defined in each Plan), in connection with a vesting change in control (as defined in each Plan). The Mimosa Systems, Inc. 2009 Equity Incentive Plan and the Mimosa Systems, Inc. 2003 Stock Plan were similarly amended in June 2010.

        A total of 37,536,442 shares of common stock have been reserved for grants of options and other rights under our various stock incentive plans. The number of shares available for grant at December 31, 2011 was 7,112,835.

        The weighted average fair value of options granted in 2009, 2010 and 2011 was $9.72, $7.71 and $7.42 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the year ended December 31:

Weighted Average Assumptions	2009	2010	2011
Expected volatility	32.1%	32.8%	33.4%
Risk-free interest rate	2.64%	2.48%	2.40%
Expected dividend yield	None	1.2%	3%
Expected life	6.4 Years	6.4 Years	6.3 Years

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
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

        A summary of option activity for the year ended December 31, 2011 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at December 31, 2010	12,140,560	$24.30
Granted	1,077,648	28.60
Exercised	(3,753,905)	21.78
Forfeited	(2,226,605)	25.90
Expired	(119,240)	27.72

Outstanding at December 31, 2011	7,118,458	$25.73	6.72	$38,002

Options exercisable at December 31, 2011	3,749,481	$25.19	5.66	$22,446

Options expected to vest	3,103,537	$26.36	7.91	$14,245

        The following table provides the aggregate intrinsic value of stock options exercised for the years ended December 31, 2009, 2010 and 2011:

	Year Ended December 31,
	2009	2010	2011
Aggregate intrinsic value of stock options exercised	$18,929	$12,063	$37,901

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A summary of restricted stock and RSUs activity for the year ended December 31, 2011 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2010	168,221	$22.53
Granted	609,743	29.77
Vested	(39,844)	23.69
Forfeited	(127,169)	26.53

Non-vested at December 31, 2011	610,951	$28.85

        The total fair value of restricted stock vested for the years ended December 31, 2009, 2010 and 2011 was $0, $13 and $13, respectively. No RSUs vested during 2009 and 2010. The total fair value of RSUs vested for the year ended December 31, 2011 was $931.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned will be determined based on our performance against predefined targets, which for 2011 were calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned will be determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to cliff vesting, three years from the date of the original PU grant. Additionally, employees who are employed through the one-year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (a) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (b) a maximum of three years.

        In 2011, we issued 154,239 PUs. During the one-year performance period, we will forecast the likelihood of achieving the annual revenue growth and ROIC predefined targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The performance unit liability is remeasured at each fiscal quarter-end during the vesting period using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. As of December 31, 2011, we expected 99.6% achievement of the predefined revenue and ROIC targets associated with the grants made in 2011 and the closing market price of our common stock was $30.80.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        A summary of PU activity for the year ended December 31, 2011 is as follows:

PUs
Non-vested at December 31, 2010	—
Granted	154,239
Vested	—
Forfeited	(41,490)

Non-vested at December 31, 2011	112,749

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. The ESPP was amended and approved by our stockholders on May 26, 2005 and the number of shares available for purchase under the ESPP was increased to 3,487,500. For the years ended December 31, 2009, 2010 and 2011, there were 258,680 shares, 257,381 shares and 154,559 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at December 31, 2011 was 399,761.

        As of December 31, 2011, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $40,454 and is expected to be recognized over a weighted-average period of 2.9 years.

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

DECEMBER 31, 2011
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

        The following table presents the calculation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2009	2010	2011
Income (Loss) from continuing operations	$231,517	$166,739	$246,412

Total income (loss) from discontinued operations (see Note 14)	$(12,138)	$(219,417)	$153,180

Net income (loss) attributable to Iron Mountain Incorporated	$217,950	$(57,586)	$395,538

Weighted-average shares—basic	202,812,000	201,991,000	194,777,000
Effect of dilutive potential stock options	1,458,777	—	1,060,477
Effect of dilutive potential restricted stock, RSUs and PUs	41	—	100,136

Weighted-average shares—diluted	204,270,818	201,991,000	195,937,613

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$1.14	$0.83	$1.27

Total income (loss) from discontinued operations (see Note 14)	$(0.06)	$(1.09)	$0.79

Net income (loss) attributable to Iron Mountain Incorporated—basic	$1.07	$(0.29)	$2.03

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$1.13	$0.83	$1.26

Total income (loss) from discontinued operations (see Note 14)	$(0.06)	$(1.09)	$0.78

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$1.07	$(0.29)	$2.02

Antidilutive stock options, RSUs and PUs, excluded from the calculation	8,085,784	9,305,328	3,973,760

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  q.
  New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows but does not require entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011, with early adoption permitted. The adoption of this ASU 2011-08 will not have a material impact on our consolidated financial position, results of operations or cash flows.

  r.
  Allowance for Doubtful Accounts and Credit Memo Reserves

        We maintain an allowance for doubtful accounts and credit memos for estimated losses resulting from the potential inability of our customers to make required payments and potential disputes regarding billing and service issues. When calculating the allowance, we consider our past loss experience, current and prior trends in our aged receivables and credit memo activity, current economic conditions and specific circumstances of individual receivable balances. If the financial condition of our customers were to significantly change, resulting in a significant improvement or impairment of their ability to make payments, an adjustment of the allowance may be required. We consider accounts receivable to be delinquent after such time as reasonable means of collection have been exhausted. We charge-off uncollectible balances as circumstances warrant, generally, no later than one year past due.

        Rollforward of allowance for doubtful accounts and credit memo reserves is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Credit Memos Charged to Revenue	Allowance for Bad Debts Charged to Expense	Other(1)	Deductions(2)	Balance at End of the Year
2009	$16,412	$39,018	$8,994	$1,006	$(45,835)	$19,595
2010	19,595	42,204	11,801	(481)	(52,372)	20,747
2011	20,747	39,343	9,506	(205)	(46,114)	23,277

(1)
Primarily consists of recoveries of previously written-off accounts receivable, allowances of businesses acquired and the impact associated with currency translation adjustments.

(2)
Primarily consists of the write-off of accounts receivable.
  s.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of December 31, 2011 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50,000. As of December 31, 2011, our cash and cash equivalent and restricted cash balance was $214,955, including a money market fund and time deposits amounting to $181,823. A substantial portion of the money market fund is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2010 and 2011, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at December 31, 2011 Using
Description	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$35,110	$—		$35,110		$—
Time Deposits(1)	146,713	—		146,713		—
Trading Securities	9,124	8,497	(2)	627	(1)	—
Derivative Assets(3)	2,803	—		2,803		—
Derivative Liabilities(3)	435	—		435		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the years ended December 31, 2010 and 2011, except goodwill calculated based on Level 3 inputs, as more fully disclosed at Note 2.g.

  u.
  Available-for-sale and Trading Securities

        We have one trust that holds marketable securities. Marketable securities are classified as available-for-sale or trading. As of December 31, 2010 and 2011, the fair value of the money market and mutual funds included in this trust amounted to $9,215 and $9,124, respectively, and were included in prepaid expenses and other in the accompanying consolidated balance sheets. We classified these marketable securities included in the trust as trading, and included in other expense (income), net in the accompanying consolidated statement of operations realized and unrealized net gains of $1,745, $1,221 and net losses of $321 for the years ended December 31, 2009, 2010 and 2011, respectively.

  v.
  Investments

        As of December 31, 2011, we have investments in joint ventures, including noncontrolling interests, in Iron Mountain A/S of 20% (Denmark), in Iron Mountain Arsivleme Hizmetleri A.S. of 40% (Turkey), in Sispace AG of 15% (Switzerland) and in Kelman Technologies Inc. of 25% (U.S. and Canada). These investments are accounted for using the equity method because we exercise significant influence over these entities and their operations. As of December 31, 2010 and 2011, the carrying value related to our equity investments was $9,663 and $3,499, respectively, included in other assets in the accompanying consolidated balance sheets.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

  w.
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2010 and 2011.

  x.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Year Ended December 31,
	2009	2010	2011
Foreign currency transaction (gains) losses, net	$(12,845)	$5,664	$17,352
Debt extinguishment expense, net	3,031	1,792	993
Other, net	(2,785)	1,312	(5,302)

	$(12,599)	$8,768	$13,043

  y.
  Immaterial Restatement

        Subsequent to the issuance of the Company's 2010 financial statements, the Company's management identified a government contract billing error more fully discussed at Note 10.h., which resulted in an overstatement of prior years reported revenue by an amount currently estimated to be approximately $17,000 in the aggregate. While no prior period financial statement was materially misstated, we have determined that the cumulative impact of recording this adjustment would have significantly distorted our results for the year ended December 31, 2011. As a result, we have restated beginning retained earnings as of December 31, 2008 for the cumulative impact of activity prior to December 31, 2008 in the amount of $3,784. Additionally, we have restated our 2009 and 2010 consolidated statements of operations and consolidated statements of equity and our 2010 consolidated balance sheet to reflect the impact in those particular years. There was no change to the following lines of the 2009 and 2010 consolidated statements of cash flows: (1) cash flows from operating activities, (2) cash flows from investing activities and (3) cash flows from financing activities.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

2. Summary of Significant Accounting Policies (Continued)

        The following table sets forth the effect of the immaterial restatement to certain line items of our consolidated statements of operations for the years ended December 31, 2009 and 2010:

	Year Ended December 31,
	2009	2010
Storage	$(2,327)	$(2,955)
Service	(2,486)	(3,068)

Total Revenues	$(4,813)	$(6,023)

Operating Income (Loss)	$(4,813)	$(6,023)

Income (Loss) from Continuing Operations before Provision (Benefit) for Income Taxes	$(4,813)	$(6,023)

Provision (Benefit) for Income Taxes	$(1,886)	$(2,337)

Income (Loss) from Continuing Operations	$(2,927)	$(3,686)

Net Income (Loss)	$(2,927)	$(3,686)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(2,927)	$(3,686)

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$(0.01)	$(0.02)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.01)	$(0.02)

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$(0.01)	$(0.02)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$(0.01)	$(0.02)

        The following table sets forth the effect of the immaterial restatement to certain line items of our consolidated balance sheet as of December 31, 2010:

Prepaid Expenses and Other	$6,660

Total Current Assets	$6,660

Total Assets	$6,660

Deferred Revenue	$17,057

Total Current Liabilities	$17,057

Retained Earnings	$(10,397)

Total Iron Mountain Incorporated Stockholders' Equity	$(10,397)

Total Equity	$(10,397)

Total Liabilities and Equity	$6,660

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of December 31, 2011, we had an outstanding forward contract to purchase $195,610 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with IME. In the fourth quarter of 2010, we entered into a forward contract to hedge our exposures in Australian dollars. As of December 31, 2011, we had an outstanding forward contract to purchase $75,065 U.S. dollars and sell 73,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the years ended December 31, 2009, 2010 and 2011, there was $2,392 in net cash disbursements, $2,030 in net cash receipts and $1,092 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2010 and 2011 and their gains and losses for the years ended December 31, 2009, 2010 and 2011:

	Asset Derivatives
	December 31,
	2010		2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current assets	$2,500	Current assets	$2,803

Total		$2,500		$2,803

	Liability Derivatives
	December 31,
	2010		2011
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current liabilities	$2,440	Current liabilities	$435

Total		$2,440		$435

		Amount of (Gain) Loss Recognized in Income on Derivatives
		December 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2009	2010	2011
Foreign exchange contracts	Other expense (income), net	$11,952	$2,025	$(1,209)

Total		$11,952	$2,025	$(1,209)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

3. Derivative Instruments and Hedging Activities (Continued)

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the years ended December 31, 2009, 2010 and 2011, we designated on average 95,500, 74,750 and 86,750 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange gains of $1,863 ($989, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2009. We recorded foreign exchange gains of $7,392 ($4,620, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2010. We recorded foreign exchange gains of $8,634 ($5,411, net of tax) related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity for the year ended December 31, 2011. As of December 31, 2011, net gains of $13,390 are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt

        Long-term debt consists of the following:

	December 31, 2010			December 31, 2011
	Carrying Amount		Fair Value	Carrying Amount	Fair Value
IMI Revolving Credit Facility(1)	$—		$—	$—	$—
IMI Term Loan Facility(1)	396,200		396,200	—	—
New Revolving Credit Facility(1)	—		—	96,000	96,000
New Term Loan Facility(1)	—		—	487,500	487,500
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	232,530		234,855	233,115	233,115
7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015")(2)(3)	233,234		231,683	—	—
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	317,529		321,592	318,025	320,400
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	175,306		182,099	171,273	174,698
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000		209,625	200,000	209,000
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,777		53,756	49,806	47,607
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	338,129		337,631	328,750	312,352
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)(3)	—		—	400,000	422,750
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000		316,313	300,000	313,313
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,174		589,188	548,346	586,438
Real Estate Mortgages, Capital Leases and Other(5)	217,328		217,328	220,773	220,773

Total Long-term Debt	3,008,207			3,353,588
Less Current Portion	(96,081	)(6)		(73,320)

Long-term Debt, Net of Current Portion	$2,912,126			$3,280,268

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2010 and 2011, respectively).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt (Continued)

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2010 and 2011, respectively.

(3)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Iron Mountain Canada Corporation ("Canada Company") and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

(5)
Includes (a) real estate mortgages of $7,492 and $5,232 as of December 31, 2010 and 2011, respectively, which bear interest at rates ranging from 2.0% to 5.5% and are payable in various installments through 2021, (b) capital lease obligations of $200,996 and $207,300 as of December 31, 2010 and 2011, respectively, which bear a weighted average interest rate of 5.8% as of December 31, 2011 and (c) other various notes and other obligations, which were assumed by us as a result of certain acquisitions, of $8,840 and $8,241 as of December 31, 2010 and 2011, respectively, and bear a weighted average interest rate of 8.7% as of December 31, 2011. We believe the fair value of this debt approximates its carrying value.

(6)
Includes $51,694 associated with the 7 3/4% Notes which we fully redeemed in January 2011. This amount represents the portion of the redemption funded with cash on-hand. The remaining funds were drawn under the revolving credit facility.
  a.
  Revolving Credit Facility and Term Loans

        On June 27, 2011, we entered into a new credit agreement to replace the IMI revolving credit facility and the IMI term loan facility, each entered into on April 16, 2007. The new credit agreement consists of (i) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the new credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "New Revolving Credit Facility") and (ii) a $500,000 term loan facility (the "New Term Loan Facility," and collectively with the New Revolving Credit Facility, the "New Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the New Credit Agreement up to a maximum of $1,800,000. The New Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the New Credit Agreement, borrow under certain of the following tranches of the New Revolving Credit Facility: (a) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (b) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (c) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The New

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt (Continued)

Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the New Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The New Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the New Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the New Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the New Credit Agreement requires the payment of a commitment fee on the unused portion of the revolving credit facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios, as well as fees associated with any outstanding letters of credit. Proceeds from the New Credit Agreement are for general corporate purposes and were used to repay the previous revolving credit and term loan facilities. We recorded a charge of $1,843 to other expense (income), net in the second quarter of 2011 related to the early retirement of the previous revolving credit and term loan facilities, representing a write-off of deferred financings costs. As of December 31, 2011, we had $96,000 of outstanding borrowings under the New Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $5,833. The remaining availability on December 31, 2011, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the New Credit Agreement and current external debt, under the New Revolving Credit Facility was $623,167. The interest rate in effect under the New Revolving Credit Facility and New Term Loan Facility was 4.0% and 2.3%, respectively, as of December 31, 2011. For the years ended December 31, 2009, 2010 and 2011, we recorded commitment fees of $1,953, $2,348 and $2,038, respectively, based on the unused balances under our revolving credit facilities.

        The New Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the New Credit Agreement, our indentures or other

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt (Continued)

agreements governing our indebtedness. The New Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 2.9 and 3.4 as of December 31, 2010 and 2011, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.4 and 3.9 as of December 31, 2010 and 2011, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 as of December 31, 2011, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity. In the fourth quarter of 2007, we designated as Excluded Restricted Subsidiaries (as defined in the indentures), certain of our subsidiaries that own our assets and conduct our operations in the United Kingdom. As a result of such designation, these subsidiaries are now subject to substantially all of the covenants of the indentures, except that they are not required to provide a guarantee, and the EBITDA and debt of these subsidiaries is included for purposes of calculating the leverage ratio.

  b.
  Notes Issued under Indentures

        As of December 31, 2011, we had nine series of senior subordinated notes issued under various indentures, eight are direct obligations of the parent company, IMI; one (the Subsidiary Notes) is a direct obligation of Canada Company; and all are subordinated to debt outstanding under the Credit Agreement:

  •
  150,000 British pounds sterling principal amount of notes maturing on April 15, 2014 and bearing interest at a rate of 7 1/4% per annum, payable semi-annually in arrears on April 15 and October 15;

  •
  $320,000 principal amount of notes maturing on January 1, 2016 and bearing interest at a rate of 6 5/8% per annum, payable semi-annually in arrears on January 1 and July 1;

  •
  175,000 CAD principal amount of notes maturing on March 15, 2017 and bearing interest at a rate of 7 1/2% per annum, payable semi-annually in arrears on March 15 and September 15 (the "Subsidiary Notes");

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

  •
  $400,000 principal amount of notes maturing on October 1, 2019 and bearing interest at a rate of 7 3/4% per annum, payable semi-annually in arrears on April 1 and October 1;

  •
  $300,000 principal amount of notes maturing on June 15, 2020 and bearing interest at a rate of 8% per annum, payable semi-annually in arrears on June 15 and December 15; and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
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

        In September 2011, we completed an underwritten public offering of $400,000 in aggregate principal amount of our 7 3/4% Senior Subordinated Notes due 2019, which were issued at 100% of par. Our net proceeds of $394,000 after paying the underwriters' discounts and commissions, were used for general corporate purposes, including funding a portion of the stockholder payout commitments we have made.

        We recorded a charge to other expense (income), net of $3,031 in the third quarter of 2009 related to the early extinguishment of our 8 5/8% Senior Subordinated Notes due 2013 (the "8 5/8% Notes"), which consists of deferred financing costs and original issue premiums and discounts related to the 8 5/8% Notes. In September 2010, we redeemed $200,000 of the $431,255 aggregate principal amount outstanding of our 7 3/4% Notes due 2015 at a redemption price of $1,012.92 for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a charge to other expense (income), net of $1,792 in the third quarter of 2010 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This charge consists of the call premium and deferred financing costs, net of original issue premiums related to our 7 3/4% Notes due 2015 that were redeemed. In January 2011, we redeemed the remaining $231,255 aggregate principal amount outstanding of our 7 3/4% Notes due 2015 at a redemption price of one thousand dollars for each one thousand dollars of principal amount of notes redeemed, plus accrued and unpaid interest. We recorded a gain to other expense (income), net of $850 in the first quarter of 2011 related to the early extinguishment of our 7 3/4% Notes due 2015 that were redeemed. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015 that were redeemed.

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

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt (Continued)

option at a premium redemption price. After these dates, the notes may be redeemed at 100% of face value:

Redemption Date	7 1/4% Notes April 15,	6 5/8% Notes July 1,	7 1/2% Notes March 15,	8 3/4% Notes July 15,	8% Notes October 15,	6 3/4% Notes October 15,	7 3/4% Notes October 1,	8% Notes June 15,	8 3/8% Notes August 15,
2011	101.208%	100.000%	—	104.375%	104.000%	103.375%	—	—	—
2012	100.000%	100.000%	103.750%	102.917%	102.667%	102.250%	—	—	—
2013	100.000%	100.000%	102.500%	101.458%	101.333%	101.125%	—	104.000%	—
2014	100.000%	100.000%	101.250%	100.000%	100.000%	100.000%	—	102.667%	104.188%
2015	—	100.000%	100.000%	100.000%	100.000%	100.000%	103.875%	101.333%	102.792%
2016	—	100.000%	100.000%	100.000%	100.000%	100.000%	101.938%	100.000%	101.396%
2017	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%
2018	—	—	—	100.000%	100.000%	100.000%	100.000%	100.000%	100.000%

        Prior to June 15, 2013, the 8% Notes due 2020 are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to August 15, 2014, the 8 3/8% Notes are redeemable at our option, in whole or in part, at a specified make-whole price.

        Prior to October 1, 2015, the 7 3/4% Notes due 2019 are redeemable at our option, in whole or in part, at a specified make-whole price.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

4. Debt (Continued)

        Maturities of long-term debt are as follows:

Year	Amount
2012	$73,320
2013	79,195
2014	321,177
2015	154,030
2016	652,318
Thereafter	2,079,155

3,359,195
Net Premiums (Discounts)	(5,607)

Total Long-term Debt (including current portion)	$3,353,588

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2010 and 2011 and for the years ended December 31, 2009, 2010 and 2011.

        The Parent Notes and the Subsidiary Notes are guaranteed by the subsidiaries referred to below as the "Guarantors." These subsidiaries are wholly owned by the Parent. The guarantees are full and unconditional, as well as joint and several.

        Additionally, IMI guarantees the Subsidiary Notes, which were issued by Canada Company. Canada Company does not guarantee the Parent Notes. The other subsidiaries that do not guarantee the Parent Notes or the Subsidiary Notes are referred to below as the "Non-Guarantors."

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$13,909	$121,584	$37,652	$85,548	$—	$258,693
Restricted Cash	35,105	—	—	—	—	35,105
Accounts Receivable	—	327,842	41,562	154,922	—	524,326
Intercompany Receivable	1,344,802	—	9,281	—	(1,354,083)	—
Assets of Discontinued Operations	—	184,790	—	28,418	—	213,208
Other Current Assets	2,601	128,341	10,878	39,310	—	181,130

Total Current Assets	1,396,417	762,557	99,373	308,198	(1,354,083)	1,212,462
Property, Plant and Equipment, Net	—	1,522,073	208,020	738,151	—	2,468,244
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	1,381,546	1,000	—	—	(1,382,546)	—
Investment in Subsidiaries	1,853,560	1,599,133	—	—	(3,452,693)	—
Goodwill	—	1,525,960	203,345	550,256	—	2,279,561
Other	27,304	236,497	13,601	159,352	(114)	436,640
Assets of Discontinued Operations	—	—	—	19,486	—	19,486

Total Other Assets, Net	3,262,410	3,362,590	216,946	729,094	(4,835,353)	2,735,687

Total Assets	$4,658,827	$5,647,220	$524,339	$1,775,443	$(6,189,436)	$6,416,393

Liabilities and Equity
Intercompany Payable	$—	$1,325,593	$—	$28,490	$(1,354,083)	$—
Current Portion of Long-term Debt	56,407	24,393	2,606	12,675	—	96,081
Total Other Current Liabilities	92,339	405,299	42,614	176,896	—	717,148
Liabilities of Discontinued Operations	—	53,374	—	8,100	—	61,474
Long-term Debt, Net of Current Portion	2,559,780	67,504	191,010	93,832	—	2,912,126
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	1,381,546	—	—	(1,382,546)	—
Other Long-term Liabilities	3,853	551,961	27,585	91,644	(114)	674,929
Liabilities of Discontinued Operations	—	—	—	1,770	—	1,770
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,945,448	1,837,550	260,524	1,354,619	(3,452,693)	1,945,448
Noncontrolling Interests	—	—	—	7,417	—	7,417

Total Equity	1,945,448	1,837,550	260,524	1,362,036	(3,452,693)	1,952,865

Total Liabilities and Equity	$4,658,827	$5,647,220	$524,339	$1,775,443	$(6,189,436)	$6,416,393

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$3,428	$10,750	$68,907	$96,760	$—	$179,845
Restricted Cash	35,110	—	—	—	—	35,110
Accounts Receivable	—	334,658	40,115	168,694	—	543,467
Intercompany Receivable	905,451	—	4,639	—	(910,090)	—
Assets of Discontinued Operations	—	—	—	7,256	—	7,256
Other Current Assets	2,016	103,899	3,323	40,538	(1,004)	148,772

Total Current Assets	946,005	449,307	116,984	313,248	(911,094)	914,450
Property, Plant and Equipment, Net	1,490	1,480,785	200,755	724,053	—	2,407,083
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	928,182	1,000	2,961	15,010	(947,153)	—
Investment in Subsidiaries	1,828,712	1,563,690	—	—	(3,392,402)	—
Goodwill	—	1,529,359	196,989	527,920	—	2,254,268
Other	27,226	240,557	9,804	187,870		465,457

Total Other Assets, Net	2,784,120	3,334,606	209,754	730,800	(4,339,555)	2,719,725

Total Assets	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

Liabilities and Equity
Intercompany Payable	$—	$856,808	$—	$53,282	$(910,090)	$—
Current Portion of Long-term Debt	658	46,967	2,658	23,037	—	73,320
Total Other Current Liabilities	100,921	453,648	31,407	187,421	(1,004)	772,393
Liabilities of Discontinued Operations	—	—	—	3,317	—	3,317
Long-term Debt, Net of Current Portion	2,378,040	630,118	185,953	86,157	—	3,280,268
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	946,153	—	—	(947,153)	—
Other Long-term Liabilities	5,308	528,897	31,418	92,081		657,704
Commitments and Contingencies (See Note 10)
Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,802,107	276,057	1,314,238	(3,392,402)	1,245,688
Noncontrolling Interests	—	—	—	8,568	—	8,568

Total Equity	1,245,688	1,802,107	276,057	1,322,806	(3,392,402)	1,254,256

Total Liabilities and Equity	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,094,221	$93,244	$346,327	$—	$1,533,792
Service	—	822,907	96,764	320,921	—	1,240,592

Total Revenues	—	1,917,128	190,008	667,248	—	2,774,384
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	778,296	80,205	343,370	—	1,201,871
Selling, General and Administrative	92	523,698	32,127	194,017	—	749,934
Depreciation and Amortization	231	189,990	15,717	71,248	—	277,186
Loss (Gain) on Disposal/Write-down of Property, Plant and Equipment, Net	—	1,205	123	(1,160)	—	168

Total Operating Expenses	323	1,493,189	128,172	607,475	—	2,229,159

Operating (Loss) Income	(323)	423,939	61,836	59,773	—	545,225
Interest Expense (Income), Net	202,947	(41,320)	42,066	8,852	—	212,545
Other Expense (Income), Net	44,642	(5,131)	(2)	(52,108)	—	(12,599)

(Loss) Income from Continuing Operations
Before Provision (Benefit) for Income Taxes	(247,912)	470,390	19,772	103,029	—	345,279
Provision (Benefit) for Income Taxes	—	100,409	3,624	9,729	—	113,762
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(465,862)	(102,601)	—	—	568,463	—

Income (Loss) from Continuing Operations	217,950	472,582	16,148	93,300	(568,463)	231,517
(Loss) Income from Discontinued Operations	—	(10,168)	—	(1,970)	—	(12,138)

Net Income (Loss)	217,950	462,414	16,148	91,330	(568,463)	219,379
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,429	—	1,429

Net Income (Loss) Attributable to Iron Mountain Incorporated	$217,950	$462,414	$16,148	$89,901	$(568,463)	$217,950

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,113,674	$110,768	$374,276	$—	$1,598,718
Service	—	836,443	113,498	343,690	—	1,293,631

Total Revenues	—	1,950,117	224,266	717,966	—	2,892,349
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	746,479	86,352	360,031	—	1,192,862
Selling, General and Administrative	68	516,664	36,587	219,492	—	772,811
Depreciation and Amortization	223	201,534	18,818	83,630	—	304,205
Intangible Impairments	—	84,611	—	1,298	—	85,909
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,039)	196	(10,144)	—	(10,987)

Total Operating Expenses	291	1,548,249	141,953	654,307	—	2,344,800

Operating (Loss) Income	(291)	401,868	82,313	63,659	—	547,549
Interest Expense (Income), Net	194,689	(41,770)	44,898	6,742	—	204,559
Other (Income) Expense, Net	(22,662)	(1,882)	18	33,294	—	8,768

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(172,318)	445,520	37,397	23,623	—	334,222
Provision (Benefit) for Income Taxes	—	151,329	11,142	5,012	—	167,483
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(114,732)	(34,014)	—	—	148,746	—

(Loss) Income from Continuing Operations	(57,586)	328,205	26,255	18,611	(148,746)	166,739
(Loss) Income from Discontinued Operations	—	(215,479)	—	(3,938)	—	(219,417)

Net (Loss) Income	(57,586)	112,726	26,255	14,673	(148,746)	(52,678)
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,908	—	4,908

Net (Loss) Income Attributable to Iron Mountain Incorporated	$(57,586)	$112,726	$26,255	$9,765	$(148,746)	$(57,586)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$1,132,743	$120,476	$429,771	$—	$1,682,990
Service	—	833,652	115,973	382,088	—	1,331,713

Total Revenues	—	1,966,395	236,449	811,859	—	3,014,703
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	2,000	760,300	91,249	391,651	—	1,245,200
Selling, General and Administrative	(1,885)	548,848	38,965	248,663	—	834,591
Depreciation and Amortization	457	192,551	18,685	107,806	—	319,499
Intangible Impairments	—	—	—	46,500	—	46,500
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(1,120)	(420)	(746)	—	(2,286)

Total Operating Expenses	572	1,500,579	148,479	793,874	—	2,443,504

Operating (Loss) Income	(572)	465,816	87,970	17,985	—	571,199
Interest Expense (Income), Net	173,738	(24,055)	44,559	11,014	—	205,256
Other (Income) Expense, Net	(3,944)	7,561	315	9,111	—	13,043

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(170,366)	482,310	43,096	(2,140)	—	352,900
Provision (Benefit) for Income Taxes	—	86,139	20,681	(332)	—	106,488
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(565,904)	23,069	—	—	542,835	—

Income (Loss) from Continuing Operations	395,538	373,102	22,415	(1,808)	(542,835)	246,412
(Loss) Income from Discontinued Operations	—	(17,350)	—	(30,089)	—	(47,439)
Gain (Loss) on Sale of Discontinued Operations	—	198,735	—	1,884	—	200,619

Net (Loss) Income	395,538	554,487	22,415	(30,013)	(542,835)	399,592
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	4,054	—	4,054

Net (Loss) Income Attributable to Iron Mountain Incorporated	$395,538	$554,487	$22,415	$(34,067)	$(542,835)	$395,538

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2009
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(186,314)	$602,593	$38,154	$132,137	$—	$586,570
Cash Flows from Operating Activities-Discontinued Operations	—	31,470	—	(1,129)	—	30,341

Cash Flows from Operating Activities	(186,314)	634,063	38,154	131,008	—	616,911
Cash Flows from Investing Activities:
Capital expenditures	—	(153,995)	(22,042)	(111,880)	—	(287,917)
Cash paid for acquisitions, net of cash acquired	—	(256)	—	(1,262)	—	(1,518)
Intercompany loans to subsidiaries	284,604	17,807	—	—	(302,411)	—
Investment in subsidiaries	(164,256)	(164,256)	—	—	328,512	—
Additions to customer relationship and acquisition costs	—	(6,711)	(520)	(3,510)	—	(10,741)
Investments in joint ventures	—	—	—	(3,114)	—	(3,114)
Proceeds from sales of property and equipment and other, net	—	3,717	45	829	—	4,591

Cash Flows from Investing Activities-Continuing Operations	120,348	(303,694)	(22,517)	(118,937)	26,101	(298,699)
Cash Flows from Investing Activities-Discontinued Operations	—	(20,261)	—	(5,106)	—	(25,367)

Cash Flows from Investing Activities	120,348	(323,955)	(22,517)	(124,043)	26,101	(324,066)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(54,150)	(18,438)	(192,097)	(18,633)	—	(283,318)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	33,944	—	33,944
Early retirement of senior subordinated notes	(447,874)	—	—	—	—	(447,874)
Net proceeds from sale of senior subordinated notes	539,688	—	—	—	—	539,688
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	1,064	—	1,064
Intercompany loans from parent	—	(283,974)	5,751	(24,188)	302,411	—
Equity contribution from parent	—	164,256	156,655	7,601	(328,512)	—
Proceeds from exercise of stock options and employee stock purchase plan	24,233	—	—	—	—	24,233
Excess tax benefits from stock-based compensation	5,532	—	—	—	—	5,532
Payment of debt financing costs	(1,463)	—	(37)	(55)	—	(1,555)

Cash Flows from Financing Activities-Continuing Operations	65,966	(138,156)	(29,728)	(267)	(26,101)	(128,286)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(1,406)	—	(1,406)

Cash Flows from Financing Activities	65,966	(138,156)	(29,728)	(1,673)	(26,101)	(129,692)
Effect of exchange rates on cash and cash equivalents	—	—	928	4,205	—	5,133

Increase (Decrease) in cash and cash equivalents	—	171,952	(13,163)	9,497	—	168,286
Cash and cash equivalents, beginning of period	—	210,636	17,069	50,665	—	278,370

Cash and cash equivalents, end of period	$—	$382,588	$3,906	$60,162	$—	$446,656

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2010
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(180,588)	$578,159	$56,113	$149,545	$—	$603,229
Cash Flows from Operating Activities-Discontinued Operations	—	19,347	—	2,564	—	21,911

Cash Flows from Operating Activities	(180,588)	597,506	56,113	152,109	—	625,140
Cash Flows from Investing Activities:
Capital expenditures	—	(137,937)	(16,593)	(104,319)	—	(258,849)
Cash paid for acquisitions, net of cash acquired	—	(1,970)	(3,705)	(8,166)	—	(13,841)
Intercompany loans to subsidiaries	577,316	34,465	—	—	(611,781)	—
Investment in subsidiaries	(10,258)	(35,124)	—	—	45,382	—
Investment in restricted cash	(35,102)	—	—	—	—	(35,102)
Additions to customer relationship and acquisition costs	—	(9,332)	(594)	(3,276)	—	(13,202)
Proceeds from sales of property and equipment and other, net	—	5,867	93	16,576	—	22,536

Cash Flows from Investing Activities-Continuing Operations	531,956	(144,031)	(20,799)	(99,185)	(566,399)	(298,458)
Cash Flows from Investing Activities-Discontinued Operations	(1,796)	(129,972)	—	(6,036)	3,592	(134,212)

Cash Flows from Investing Activities	530,160	(274,003)	(20,799)	(105,221)	(562,807)	(432,670)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(4,100)	(24,226)	(2,504)	(71,054)	—	(101,884)
Proceeds from revolving credit and term loan facilities and other debt	—	—	—	53,567	—	53,567
Early retirement of senior subordinated notes	(202,584)	—	—	—	—	(202,584)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	169	—	169
Intercompany loans from parent	—	(572,335)	122	(39,568)	611,781	—
Equity contribution from parent	—	10,258	—	35,124	(45,382)	—
Stock repurchases	(111,563)	—	—	—	—	(111,563)
Parent cash dividends	(37,893)	—	—	—	—	(37,893)
Proceeds from exercise of stock options and employee stock purchase plan	18,225	—	—	—	—	18,225
Excess tax benefits from stock-based compensation	2,252	—	—	—	—	2,252

Cash Flows from Financing Activities-Continuing Operations	(335,663)	(586,303)	(2,382)	(21,762)	566,399	(379,711)
Cash Flows from Financing Activities-Discontinued Operations	—	1,796	—	273	(3,592)	(1,523)

Cash Flows from Financing Activities	(335,663)	(584,507)	(2,382)	(21,489)	562,807	(381,234)
Effect of exchange rates on cash and cash equivalents	—	—	814	(13)	—	801

Increase (Decrease) in cash and cash equivalents	13,909	(261,004)	33,746	25,386	—	(187,963)
Cash and cash equivalents, beginning of period	—	382,588	3,906	60,162	—	446,656

Cash and cash equivalents, end of period	$13,909	$121,584	$37,652	$85,548	$—	$258,693

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

5. Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Year Ended December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(162,478)	$698,033	$45,232	$82,727	$—	$663,514
Cash Flows from Operating Activities-Discontinued Operations	—	(47,166)	—	(910)	—	(48,076)

Cash Flows from Operating Activities	(162,478)	650,867	45,232	81,817	—	615,438
Cash Flows from Investing Activities:
Capital expenditures	—	(114,768)	(14,155)	(80,232)	—	(209,155)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,810)	—	(75,246)
Intercompany loans to subsidiaries	1,469,788	(83,385)	—	—	(1,386,403)	—
Investment in subsidiaries	(12,595)	(12,595)	—	—	25,190	—
Investment in restricted cash	(5)	—	—	—	—	(5)
Additions to customer relationship and acquisition costs	—	(15,700)	(462)	(5,541)	—	(21,703)
Investment in joint ventures	—	—	—	(335)	—	(335)
Proceeds from sales of property and equipment and other, net	—	363	66	3,802	—	4,231

Cash Flows from Investing Activities-Continuing Operations	1,457,188	(231,463)	(14,609)	(152,116)	(1,361,213)	(302,213)
Cash Flows from Investing Activities-Discontinued Operations	—	371,365	—	9,356		380,721

Cash Flows from Investing Activities	1,457,188	139,902	(14,609)	(142,760)	(1,361,213)	78,508
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,458,628)	(90,752)	(71,594)	—	(2,017,174)
Proceeds from revolving credit and term loan facilities and other debt	—	2,014,500	89,838	66,641	—	2,170,979
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Net proceeds from sale of senior subordinated notes	394,000	—	—	—	—	394,000
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	698	—	698
Intercompany loans from parent	—	(1,461,888)	5,429	70,056	1,386,403	—
Equity contribution from parent	—	12,595	—	12,595	(25,190)	—
Stock repurchases	(984,953)	—	—	—	—	(984,953)
Parent cash dividends	(172,616)	—	—	—	—	(172,616)
Proceeds from exercise of stock options and employee stock purchase plan	85,742	—	—	—	—	85,742
Excess tax benefits from stock-based compensation	919	—	—	—	—	919
Payment of debt financing costs	(828)	(8,182)	—	—	—	(9,010)

Cash Flows from Financing Activities-Continuing Operations	(1,305,191)	(901,603)	4,515	78,396	1,361,213	(762,670)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	(1,138)		(1,138)

Cash Flows from Financing Activities	(1,305,191)	(901,603)	4,515	77,258	1,361,213	(763,808)
Effect of exchange rates on cash and cash equivalents	—	—	(3,883)	(5,103)	—	(8,986)

Increase (Decrease) in cash and cash equivalents	(10,481)	(110,834)	31,255	11,212	—	(78,848)
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$3,428	$10,750	$68,907	$96,760	$—	$179,845

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

6. Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. We completed no acquisitions during 2009. Included in cash paid for acquisitions in the consolidated statement of cash flows for the year ended December 31, 2009 is contingent and other payments of $1,518 related to acquisitions made in prior years. The unaudited pro forma results of operations for the current and prior periods are not presented due to the insignificant impact of the 2010 and 2011 acquisitions on our consolidated results of operations. Noteworthy acquisitions are as follows:

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

        In January 2011, we acquired the remaining 80% interest of our joint venture in Poland (Iron Mountain Poland Holdings Limited) in a stock transaction for an estimated purchase price of approximately $80,000, including an initial cash purchase price of $35,000. As a result, we now own 100% of our Polish operations, which provide storage and records management services. The terms of the purchase and sale agreement also required a second payment based upon the audited financial results of the joint venture. This payment of $42,259 was based upon a formula defined in the purchase and sale agreement and was paid in the second quarter of 2011. Additionally, the purchase and sale agreement provides for an escrow hold back of $400 and the payment of up to a maximum of $2,500 of contingent consideration to be paid in July 2012 based upon the satisfaction of certain performance criteria. The carrying value of the 20% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $5,774, and the fair value of such interest on the date of the acquisition of the additional 80% interest was approximately $11,694 and resulted in a gain being recorded to other (income) expense, net of approximately $5,920 in the year ended December 31, 2011. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the 80% equity interest purchased by 40%, which represents management's estimate of the control premium paid, in order to derive the fair value of $11,694 for the 20% noncontrolling equity interest which we previously held. We determined that a 40% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Polish entity and publicly available market data. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the stockholders that received proceeds in connection with this transaction. As a result of this equity interest, such board member, together with several of his family members, received approximately 24% of the purchase price that we paid in connection with this transaction and will receive the same percentage of any future contingent consideration.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

6. Acquisitions (Continued)

        A summary of the cumulative consideration paid and the allocation of the purchase price of all of the acquisitions in each respective year is as follows:

	2010	2011
Cash Paid (gross of cash acquired)	$10,542 (1)	$80,439	(1)
Contingent Consideration	—	2,900
Fair Value of Previously Held Equity Interest	473	11,694

Total Consideration	11,015	95,033
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expenses,
Deferred Income Taxes and Other	1,615	7,918
Property, Plant and Equipment(2)	2,711	6,002
Customer Relationship Assets(3)	5,189	59,100
Other Assets	—	653
Liabilities Assumed(4)	(3,840)	(15,245)
Noncontrolling Interests	(390)	—

Total Fair Value of Identifiable Net Assets Acquired	5,285	58,428

Recorded Goodwill	$5,730	$36,605

(1)
Included in cash paid for acquisitions in the consolidated statements of cash flows for the years ended December 31, 2010 and 2011 are contingent and other payments of $3,428 and $132, respectively, related to acquisitions made in previous years.

(2)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(3)
The weighted average lives of customer relationship assets associated with acquisitions in 2010 and 2011 was 10 years and 20 years, respectively.

(4)
Consists primarily of accounts payable, accrued expenses, notes payable, deferred revenue and deferred income taxes.

        In connection with our acquisition in India in May 2006, we entered into a stockholder agreement. The agreement contains a put provision that would allow the noncontrolling interest holder to sell the remaining 49.9% equity interest to us beginning on the third anniversary of this agreement for the greater of fair market value or approximately 84,835 Rupees (approximately $1,563).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

7. Income Taxes

        The significant components of the deferred tax assets and deferred tax liabilities are presented below:

	December 31,
	2010	2011
Deferred Tax Assets:
Accrued liabilities	$42,360	$53,983
Deferred rent	23,253	21,889
Net operating loss carryforwards	52,099	58,113
Foreign tax credits	60,841	56,599
Valuation Allowance	(72,229)	(72,239)
Other	47,779	44,168

	154,103	162,513
Deferred Tax Liabilities:
Other assets, principally due to differences in amortization	(262,801)	(281,060)
Plant and equipment, principally due to differences in depreciation	(339,541)	(345,576)

	(602,342)	(626,636)

Net deferred tax liability	$(448,239)	$(464,123)

        The current and noncurrent deferred tax assets (liabilities) are presented below:

	December 31,
	2010	2011
Deferred tax assets	$49,342	$54,383
Deferred tax liabilities	(5,117)	(11,148)

Current deferred tax assets, net	$44,225	$43,235

Deferred tax assets	$104,761	$108,130
Deferred tax liabilities	(597,225)	(615,488)

Noncurrent deferred tax liabilities, net	$(492,464)	$(507,358)

        We have federal net operating loss carryforwards which begin to expire in 2020 through 2025, of $28,183 ($9,864, tax effected) at December 31, 2011 to reduce future federal taxable income. We have an asset for state net operating losses of $7,915 (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40,334, with various expiration dates, subject to a valuation allowance of approximately 69%. We also have foreign tax credits of $56,599, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%. U.S. legislative changes in 2010 reduced the expected utilization of foreign tax credits which resulted in the requirement for a valuation allowance.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        Rollforward of valuation allowance is as follows:

Year Ended December 31,	Balance at Beginning of the Year	Charged (Credited) to Expense	Other Additions	Other Deductions	Balance at End of the Year
2009	$36,392	$1,416	$3,158	$(7,040)	$33,926
2010	33,926	39,545	—	(1,242)	72,229
2011	72,229	9,844	—	(9,834)	72,239

        We receive a tax deduction upon the exercise of non-qualified stock options or upon the disqualifying disposition by employees of incentive stock options and certain shares acquired under our employee stock purchase plan for the difference between the exercise price and the market price of the underlying common stock on the date of exercise or disqualifying disposition. The tax benefit for non-qualified stock options is included in the consolidated financial statements in the period in which compensation expense is recorded. The tax benefit associated with compensation expense recorded in the consolidated financial statements related to incentive stock options is recorded in the period the disqualifying disposition occurs. All tax benefits for awards issued prior to January 1, 2003 and incremental tax benefits in excess of compensation expense recorded in the consolidated financial statements are credited directly to equity and amounted to $5,532, $2,252 and $919 for the years ended December 31, 2009, 2010 and 2011, respectively.

        We have not recorded deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, the receipt of dividends from subsidiaries and certain other events or actions on our part, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of such basis differences.

        The components of income (loss) from continuing operations before provision (benefit) for income taxes are:

	Year Ended December 31,
	2009	2010	2011
U.S.	$224,599	$272,806	$313,530
Canada	22,060	41,474	48,327
Foreign	98,620	19,942	(8,957)

	$345,279	$334,222	$352,900

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

7. Income Taxes (Continued)

        The provision (benefit) for income taxes consists of the following components:

	Year Ended December 31,
	2009	2010	2011
Federal—current	$53,504	$76,992	$47,523
Federal—deferred	23,106	41,825	25,708
State—current	17,968	32,475	23,828
State—deferred	6,476	(851)	(1,093)
Foreign—current	11,955	20,350	31,748
Foreign—deferred	753	(3,308)	(21,226)

	$113,762	$167,483	$106,488

        A reconciliation of total income tax expense and the amount computed by applying the federal income tax rate of 35% to income from continuing operations before provision (benefit) for income taxes for the years ended December 31, 2009, 2010 and 2011, respectively, is as follows:

	Year Ended December 31,
	2009	2010	2011
Computed "expected" tax provision	$120,848	$116,978	$123,515
Changes in income taxes resulting from:
State taxes (net of federal tax benefit)	15,451	17,163	16,301
Increase in valuation allowance (net operating losses)	1,416	(2)	12,601
Increase (Decrease) in valuation allowance (foreign tax credits)	—	39,547	(2,757)
Impairment of goodwill and divestitures	—	29,772	10,254
Reserve reversal and audit settlements	—	(41,753)	(32,989)
Foreign tax rate differential	(25,442)	(7,828)	(34,867)
United Kingdom thin cap, Subpart F income and foreign restructuring	4,194	8,247	5,663
Other, net	(2,705)	5,359	8,767

	$113,762	$167,483	$106,488

        Our effective tax rates for the years ended December 31, 2009, 2010 and 2011 were 32.9%, 50.1% and 30.2%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate for the year ended December 31, 2011 was the recognition of certain previously unrecognized tax benefits related to tax positions of prior years, expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. This benefit was partially offset by state income taxes (net of federal benefit). Additionally, to a lesser extent, a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes, is a reconciling item that impacts our effective tax rate. The primary reconciling item between the federal statutory rate of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

7. Income Taxes (Continued)

35% and our overall effective tax rate for the year ended December 31, 2010 is a goodwill impairment charge included in income from continuing operations as a component of intangible impairments in our consolidated statements of operations, of which a majority was non-deductible for tax purposes. The negative impact of U.S. legislative changes reducing the expected utilization of foreign tax credits was offset by the recognition of certain previously unrecognized tax benefits due to expirations of statute of limitation periods and settlements with tax authorities in various jurisdictions. Additionally, to a lesser extent, state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates, are also reconciling items and impact our effective tax rate. In 2009, we had significant unrealized foreign exchange gains and losses on intercompany loans and on debt and derivative instruments in different jurisdictions with different tax rates. For 2009, foreign currency gains were recorded in lower tax jurisdictions associated with the marking-to-market of intercompany loan positions while foreign currency losses were recorded in higher tax jurisdictions associated with the marking-to-market of debt and derivative instruments, which reduced the effective tax rate for the year ended December 31, 2009.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded $4,749, $(1,607) and $(8,477) for gross interest and penalties for the years ended December 31, 2009, 2010 and 2011, respectively.

        We had $11,610 and $2,819 accrued for the payment of interest and penalties as of December 31, 2010 and 2011, respectively.

        A summary of tax years that remain subject to examination by major tax jurisdictions is as follows:

Tax Year	Tax Jurisdiction
See Below	United States
2006 to present	Canada
2010 to present	United Kingdom

        The normal statute of limitations for U.S. federal tax purposes is three years from the date the tax return is filed. However, due to our net operating loss position, the U.S. government has the right to audit the amount of the net operating loss up to three years after we utilize the loss on our federal income tax return. We utilized losses from years beginning in 1996, 1998 and 1999 in our federal income tax returns for our 2008, 2009, and 2010 tax years, respectively. The normal statute of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

7. Income Taxes (Continued)

limitations for state purposes is between three to five years. However, certain of our state statute of limitations remain open for periods longer than this when audits are in progress.

        We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. As of December 31, 2010 and 2011, we had $59,891 and $31,408, respectively, of reserves related to uncertain tax positions included in other long-term liabilities in the accompanying consolidated balance sheets. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in favorable or unfavorable changes in our estimates.

        A reconciliation of unrecognized tax benefits is as follows:

Gross tax contingencies—December 31, 2008	$84,566
Gross additions based on tax positions related to the current year	3,166
Gross additions for tax positions of prior years	5,693
Gross reductions for tax positions of prior years	(720)
Lapses of statutes	(4,460)
Settlements	(90)

Gross tax contingencies—December 31, 2009	$88,155
Gross additions based on tax positions related to the current year	6,575
Gross additions for tax positions of prior years	9,759
Gross reductions for tax positions of prior years	(3,349)
Lapses of statutes	(33,001)
Settlements	(8,248)

Gross tax contingencies—December 31, 2010	$59,891
Gross additions based on tax positions related to the current year	6,593
Gross additions for tax positions of prior years	6,437
Gross reductions for tax positions of prior years	(30,316)
Lapses of statutes	(6,268)
Settlements	(4,929)

Gross tax contingencies—December 31, 2011	$31,408

        The reversal of these reserves of $31,408 ($23,514 net of federal tax benefit) as of December 31, 2011 will be recorded as a reduction of our income tax provision if sustained. We believe that it is reasonably possible that an amount up to approximately $10,688 of our unrecognized tax positions may be recognized by the end of 2012 as a result of a lapse of statute of limitations or upon closing and settling significant audits in various worldwide jurisdictions.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited)

Quarter Ended	March 31	June 30	Sept. 30	Dec. 31
2010
Total revenues	$718,996	$718,536	$725,649	$729,168
Operating income (loss)	138,342	157,278	105,686	146,243
Income (loss) from continuing operations	32,355	49,252	27,202	57,930
Total income (loss) from discontinued operations	(7,378)	(8,435)	(178,930)	(24,674)
Net income (loss)	24,977	40,817	(151,728)	33,256
Net income (loss) attributable to Iron Mountain Incorporated	24,704	40,357	(154,687)	32,040(1)
Earnings (losses) per Share-Basic
Income (loss) per share from continuing operations	0.16	0.24	0.14	0.29
Total income (loss) per share from discontinued operations	(0.04)	(0.04)	(0.89)	(0.12)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.12	0.20	(0.77)	0.16
Earnings (losses) per Share-Diluted
Income (loss) per share from continuing operations	0.16	0.24	0.14	0.29
Total income (loss) per share from discontinued operations	(0.04)	(0.04)	(0.89)	(0.12)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.12	0.20	(0.77)	0.16
2011
Total revenues	$746,009	$758,551	$768,306	$741,837
Operating income (loss)	137,600	148,937	135,199	149,463
Income (loss) from continuing operations	81,176	67,460	50,394	47,382
Total income (loss) from discontinued operations	(6,557)	185,587	(12,469)	(13,381)
Net income (loss)	74,619	253,047	37,925	34,001
Net income (loss) attributable to Iron Mountain Incorporated	73,460	252,684	37,338	32,056
Earnings (losses) per Share-Basic
Income (loss) per share from continuing operations	0.41	0.33	0.26	0.26
Total income (loss) per share from discontinued operations	(0.03)	0.92	(0.06)	(0.07)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.37	1.25	0.19	0.18
Earnings (losses) per Share-Diluted
Income (loss) per share from continuing operations	0.40	0.33	0.26	0.26
Total income (loss) per share from discontinued operations	(0.03)	0.91	(0.06)	(0.07)
Net income (loss) per share attributable to Iron Mountain Incorporated	0.37	1.24	0.19	0.18

(1)
The change in net income (loss) attributable to Iron Mountain Incorporated in the fourth quarter of 2010 compared to the third quarter of 2010 is primarily related to the impact associated with the goodwill impairment charge of which $255,000 ($249,000, net of tax) was recorded in the third quarter of 2010 compared to $28,785 ($28,300, net of tax) recorded in the fourth quarter of 2010. See Note 14. Discrete tax benefits recorded in the third quarter compared to charges in the fourth quarter of 2010 related to unrealized foreign exchange gains and losses in different tax jurisdictions

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

8. Quarterly Results of Operations (Unaudited) (Continued)

  at different tax rates also contributed to the change. Additionally, to a lesser extent, reduced operating income primarily related to increased selling, general and administrative expenses offset by reduced interest expense related to the retirement of a portion of our 7 3/4% Notes due 2015 in the third quarter of 2010 also contributed to the change.

9. Segment Information

        As a result of the disposition of our Digital Business and New Zealand Business and our decision to sell the Italian Business as discussed in Note 14, we changed our reportable segments. The most significant of these changes is that the reportable segment previously referred to as the worldwide digital business is no longer reported separately in our management reporting as the operations associated with the Domain Name Product Line and the Digital Business are reported as discontinued operations. Also, the technology escrow services business, which we continue to own and operate and was previously reported in the former worldwide digital business segment, is now reported in the North American Business segment. Additionally, the International Business segment no longer includes the New Zealand Business and the Italian Business as these operations are reported as discontinued operations.

        Our operating segments and Corporate are as follows:

  •
  North American Business—information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment") and technology escrow services that protect and manage source code.

  •
  Europe—information management services throughout Europe, including Hard Copy, Data Protection, Destruction (in the United Kingdom and Ireland) and Hybrid Services.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

9. Segment Information (Continued)

    design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all Employee Stock-Based Awards.

        The Latin America, Asia Pacific and Europe operating segments have been aggregated given their similar economic characteristics, products, customers and processes and reported as one reportable segment, "International Business."

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

9. Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
2009
Total Revenues	$2,124,964	$649,420	$—	$2,774,384
Depreciation and Amortization	174,096	69,768	33,322	277,186
Depreciation	162,400	57,570	33,091	253,061
Amortization	11,696	12,198	231	24,125
Adjusted OIBDA	866,356	120,482	(164,259)	822,579
Total Assets(1)	4,695,013	1,667,266	488,878	6,851,157
Expenditures for Segment Assets	160,784	110,624	28,768	300,176
Capital Expenditures	153,273	105,876	28,768	287,917
Cash Paid for Acquisitions, Net of Cash Acquired	256	1,262	—	1,518
Additions to Customer Relationship and Acquisition Costs	7,255	3,486	—	10,741
2010
Total Revenues	2,193,464	698,885	—	2,892,349
Depreciation and Amortization	185,483	81,932	36,790	304,205
Depreciation	172,713	69,480	36,567	278,760
Amortization	12,770	12,452	223	25,445
Adjusted OIBDA	969,505	130,969	(173,798)	926,676
Total Assets(1)	4,370,465	1,641,251	404,677	6,416,393
Expenditures for Segment Assets	135,825	115,496	34,571	285,892
Capital Expenditures	120,162	104,116	34,571	258,849
Cash Paid for Acquisitions, Net of Cash Acquired	5,675	8,166	—	13,841
Additions to Customer Relationship and Acquisition Costs	9,988	3,214	—	13,202
2011
Total Revenues	2,229,143	785,560	—	3,014,703
Depreciation and Amortization	180,763	104,815	33,921	319,499
Depreciation	168,549	88,432	33,657	290,638
Amortization	12,214	16,383	264	28,861
Adjusted OIBDA	961,973	164,212	(191,273)	934,912
Total Assets(1)	4,194,850	1,646,701	199,707	6,041,258
Expenditures for Segment Assets	139,079	152,064	14,961	306,104
Capital Expenditures	117,338	76,856	14,961	209,155
Cash Paid for Acquisitions, Net of Cash Acquired	5,436	69,810	—	75,246
Additions to Customer Relationship and Acquisition Costs	16,305	5,398	—	21,703

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

9. Segment Information (Continued)

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net which are directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Years Ended December 31,
	2009	2010	2011
Adjusted OIBDA	$822,579	$926,676	$934,912
Less: Depreciation and Amortization	277,186	304,205	319,499
Intangible Impairments (See Note 2.g. and Note 14)	—	85,909	46,500
Loss (Gain) on Disposal/Write-down of
Property, Plant and Equipment, Net	168	(10,987)	(2,286)
Interest Expense, Net	212,545	204,559	205,256
Other (Income) Expense, Net	(12,599)	8,768	13,043

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$345,279	$334,222	$352,900

        Information as to our operations in different geographical areas is as follows:

	Years Ended December 31,
	2009	2010	2011
Revenues:
United States	$1,925,424	$1,958,820	$1,984,805
United Kingdom	292,685	295,462	307,905
Canada	196,246	231,477	244,337
Other International	360,029	406,590	477,656

Total Revenues	$2,774,384	$2,892,349	$3,014,703

Long-lived Assets:
United States	$3,736,626	$3,341,241	$3,306,574
United Kingdom	617,141	552,309	529,239
Canada	425,838	448,485	434,517
Other International	855,804	861,896	856,478

Total Long-lived Assets	$5,635,409	$5,203,931	$5,126,808

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

9. Segment Information (Continued)

        Information as to our revenues by product and service lines is as follows:

	Years Ended December 31,
	2009	2010	2011
Revenues:
Records Management(1)(2)	$2,040,497	$2,081,492	$2,183,154
Data Protection & Recovery(1)(3)	483,909	531,580	522,632
Information Destruction(1)(4)	249,978	279,277	308,917

Total Revenues	$2,774,384	$2,892,349	$3,014,703

(1)
Each of the service offerings within our product and service lines has a component of revenue that is storage related and a component that is service revenues, except the Information Destruction service offering, which does not have a storage component.

(2)
Includes Business Records Management, Compliant Records Management and Consulting Services, Hybrid Services, Fulfillment Services, Health Information Management Solutions, Film and Sound Archives and Energy Data Services.

(3)
Includes Data Protection & Recovery Services and Technology Escrow Services.

(4)
Includes Secure Shredding and Compliant Information Destruction.

10. Commitments and Contingencies

  a.
  Leases

        Most of our leased facilities are leased under various operating leases that typically have initial lease terms of five to ten years. A majority of these leases have renewal options with one or more five year options to extend and may have fixed or Consumer Price Index escalation clauses. We also lease equipment under operating leases (primarily computers) which have an average lease life of three years. Vehicles and office equipment are also leased and have remaining lease lives ranging from one to seven years. Total rent expense (including common area maintenance charges) under all of our operating leases was $240,944, $238,480 and $242,954 for the years ended December 31, 2009, 2010 and 2011, respectively. Included in total rent expense was sublease income of $4,126, $2,721 and $2,974 for the years ended December 31, 2009, 2010 and 2011, respectively.

        Estimated minimum future lease payments (excluding common area maintenance charges) include payments for certain renewal periods at our option because failure to renew results in an economic

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

disincentive due to significant capital expenditure costs (e.g., racking), thereby making it reasonably assured that we will renew the lease. Such payments in effect at December 31, are as follows:

	Operating Lease Payment(1)	Sublease Income	Capital Leases
2012	$219,951	$2,317	$51,490
2013	209,417	1,932	48,787
2014	197,258	1,648	31,837
2015	187,507	1,629	22,655
2016	180,753	1,145	17,450
Thereafter	1,714,261	1,934	138,661

Total minimum lease payments	$2,709,147	$10,605	310,880

Less amounts representing interest			(103,580)

Present value of capital lease obligations			$207,300

(1)
Includes $2,593, $1,975, $1,758, $1,752, $1,692 and $8,232 in 2012, 2013, 2014, 2015, 2016 and thereafter, respectively, related to our Italian Business (a total of $18,002).

        In addition, we have certain contractual obligations related to purchase commitments which require minimum payments of $31,852, $11,546, $8,800, $982, $343 and $232 in 2012, 2013, 2014, 2015, 2016 and thereafter, respectively.

  b.
  Self-Insured Liabilities

        We are self-insured up to certain limits for costs associated with workers' compensation claims, vehicle accidents, property and general business liabilities, and benefits paid under employee healthcare and short-term disability programs. At December 31, 2010 and 2011 there were $43,901 and $39,358, respectively, of self-insurance accruals reflected in accrued expenses of our consolidated balance sheets. The measurement of these costs requires the consideration of historical cost experience and judgments about the present and expected levels of cost per claim. We account for these costs primarily through actuarial methods, which develop estimates of the undiscounted liability for claims incurred, including those claims incurred but not reported. These methods provide estimates of future ultimate claim costs based on claims incurred as of the balance sheet date.

  c.
  Litigation

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $51,300 over the next several years.

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

  e.
  Chile Earthquake

        As a result of the February 27, 2010 earthquake in Chile, we experienced damage to certain of our 13 owned and leased records management facilities in that region. None of our facilities were destroyed by fire or significantly impacted by water damage. However, the structural integrity of five buildings was compromised, and some of the racking included in certain buildings was damaged or destroyed. Some customer materials were impacted by this event. Revenues from Chile represent less than 1% of our consolidated enterprise revenues. We believe we carry adequate property and liability insurance and do not expect that this event will have a material impact on our consolidated results of operations or financial condition. We received cumulative payments of $33,800 from our insurance carriers of which $27,000 was received in 2010 and $6,800 was received in 2011. Such amount represents final settlements of claims filed with our insurance carriers. Cash from our insurance settlements was used to fund capital expenditures and for general working capital needs. Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. We recorded approximately $100 within other income (expense), net in our consolidated statement of operations associated with business interruption insurance recoveries in the year ended December 31, 2011. We have recorded gains on the disposal/write-down of property, plant and equipment, net in our statement of operations of approximately $10,200 for the year ended December 31, 2010. We have reflected approximately $14,800 of the cash proceeds received from our insurers in the year ended December 31, 2010 as proceeds from sales of property and equipment, net in our statement of cash

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

flows. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment.

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

  g.
  Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff and seeks an unspecified amount of damages. A final pre-trial conference has been scheduled for October 12, 2012. We expect the court to establish a trial date during the pre-trial conference. As part of the sale of our Digital Business discussed at Note 14, our Connected and LiveVault products were sold to Autonomy and Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

  h.
  Government Contract Billing Matter

        Since October, 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed with certain modifications to its terms in October 2006. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain benchmark commercial customers. Over the five years and three months ended December 31, 2011 we billed approximately $42,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006 and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011. See Note 2.y.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

10. Commitments and Contingencies (Continued)

        We continue to review this matter and will provide the GSA and OIG with information regarding our pricing practices and proposed pricing adjustment amount to be refunded. The GSA and OIG, however, may not agree with our determination of the refund amount and may request additional pricing adjustments, refunds, civil penalties, up to treble damages and/or interest related to our Schedules.

  i.
  State of Massachusetts Notices of Intention to Assess

        We are currently under audit by the state of Massachusetts for the 2004 through 2008 tax years. We have not received any final assessments to date. However, we have received notices of intention to assess for the 2004 to 2006 tax years in the amount of $7,867, including tax and penalties (but excluding interest). Currently this audit is on appeal with the Massachusetts Department of Revenue. The final outcome of this audit may result in an assessment of income tax, which is a component of the income tax provision, or an assessment of net worth tax, which is an operating charge. We intend to defend this matter vigorously.

  j.
  Italy Fire

        We experienced a fire at a facility we lease in Aprilla, Italy on November 4, 2011. All employees were evacuated safely and the cause of the fire is currently being investigated. The facility primarily stored archival and inactive business records for local area businesses.

        The leased facility, constructed in 2004, is one of approximately 1,000 facilities in our global portfolio and one of 10 facilities located in Italy. Despite quick response by local fire authorities, damage to the building was extensive and the building appears to be a total loss. We believe we carry adequate insurance and are in the process of assessing the impact of the fire but do not expect that this event will have a material impact to our consolidated financial condition, results of operations and cash flows.

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment.

11. Related Party Transactions

        We lease space to an affiliated company, Schooner Capital LLC ("Schooner"), for its corporate headquarters located in Boston, Massachusetts. For the years ended December 31, 2009, 2010 and 2011, Schooner paid rent to us totaling $177, $198 and $188, respectively. One of the members of our board of directors and several of his family members hold an indirect equity interest in one of the stockholders that received proceeds in connection with the acquisition of our joint venture in Poland. As a result of this equity interest, such board member, together with several of his family members,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

11. Related Party Transactions (Continued)

received approximately 24% of the purchase price that we paid in connection with this transaction and will receive the same percentage of any future contingent consideration. See Note 6.

12. 401(k) Plans

        We have a defined contribution plan, which generally covers all non-union U.S. employees meeting certain service requirements. Eligible employees may elect to defer from 1% to 25% of compensation per pay period up to the amount allowed by the Internal Revenue Code. In addition, IME operates a defined contribution plan, which is similar to the U.S.'s 401(k) Plan. We make matching contributions based on the amount of an employee's contribution in accordance with the plan documents. We have expensed $11,508, $14,282 and $18,133 for the years ended December 31, 2009, 2010 and 2011, respectively.

13. Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All purchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of December 31, 2011, we had a remaining amount available for repurchase under our share repurchase program of $100,701, which represents approximately 2% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In 2010 and 2011, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 25, 2010	$0.0625	March 25, 2010	$12,720	April 15, 2010
June 4, 2010	0.0625	June 25, 2010	12,641	July 15, 2010
September 15, 2010	0.0625	September 28, 2010	12,532	October 15, 2010
December 10, 2010	0.1875	December 27, 2010	37,514	January 14, 2011
March 11, 2011	0.1875	March 25, 2011	37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012

        On March 23, 2011, our board of directors declared a dividend of one preferred stock purchase right ("Right") for each outstanding share of our common stock held by stockholders of record at the close of business on April 1, 2011. Each Right, once exercisable, entitles the registered holder to purchase one one-thousandth of a share of our preferred stock, designated as Series A Junior Participating Preferred Stock, par value $0.01 per share, at a price of $120.00 per one one-thousandth of a share, subject to certain adjustments. No shares of Series A Junior Participating Preferred Stock are outstanding as of December 31, 2011. The Rights will expire upon the close of business on the earliest to occur of: (i) March 22, 2013, (ii) the date on which the Rights are redeemed or exchanged

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

13. Stockholders' Equity Matters (Continued)

by us in accordance with the rights agreement governing the Rights and (iii) the date of our 2012 annual meeting of stockholders if requisite stockholder approval of the rights agreement is not obtained at such meeting.

14. Discontinued Operations

Digital Operations

        In August 2010, we divested the Domain Name Product Line for approximately $11,400 in cash at closing which is included in cash flows from operating activities—discontinued operations. This represented the sale of assets (primarily customer contracts) of a product line. Total revenues of this product line for the year ended December 31, 2009 and the seven months ended July 31, 2010 were approximately $6,300 and $3,500, respectively. A gain in the amount of approximately $6,900 ($2,834, net of tax) was recorded during the quarter ended September 30, 2010 and is included in loss from discontinued operations, net of tax.

        During the quarter ended September 30, 2010, we concluded that events occurred and circumstances changed in our former worldwide digital business reporting unit that required us to conduct an impairment review. The primary factors contributing to our conclusion that we had a triggering event and a requirement to reassess our former worldwide digital business reporting unit goodwill for impairment included: (1) a reduction in forecasted revenue and operating results due to continued pressure on key parts of the business as a result of the weak economy; (2) reduced revenue and profit outlook for our eDiscovery service due to smaller average matter size and lower pricing; (3) a decision to discontinue certain software development projects; and (4) the sale of the Domain Name Product Line. As a result of the review, we recorded a provisional goodwill impairment charge associated with our former worldwide digital business reporting unit in the amount of $255,000 during the quarter ended September 30, 2010. We finalized the estimate in the fourth quarter of 2010, and we recorded an additional impairment of $28,785, for a total goodwill impairment charge of $283,785. For the year ended December 31, 2010, we allocated $85,909 of this charge to the retained technology escrow services business, based on a relative fair value basis, which charge continues to be included in our continuing results of operations as a component of intangible impairments in our consolidated statements of operations. As described in Note 9 to Notes to Consolidated Financial Statements, our technology escrow services business, which had been reported in our former worldwide digital business segment, is now reported as a component of our North American Business segment. In April 2011, we announced a comprehensive strategic plan, which included exploring strategic alternatives for our digital business, including a potential sale of the Digital Business.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

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

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter is being referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Transaction costs relating to the Digital Sale amounted to $7,387 ($774 of such costs were unpaid as of December 31, 2011). Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale ($6,000 of such amount was unpaid as of December 31, 2011). We used the net proceeds received from the Digital Sale to pay down amounts outstanding under our revolving credit facility. Also, a tax provision of $45,126 associated with the gain recorded on the Digital Sale was recorded for the year ended December 31, 2011. A gain on sale of discontinued operations in the amount of $243,861 ($198,735, net of tax) was recorded during the year ended December 31, 2011, as a result of the Digital Sale. Approximately $3,828 of cumulative translation adjustment associated with our Digital Business was reclassified from accumulated other comprehensive items, net and reduced the gain on the Digital Sale by the same amount.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business and the Domain Name Product Line:

	Years Ended December 31,
	2009	2010	2011(1)
Total Revenues	$201,651	$203,479	$79,199

Loss Before Benefit for Income Taxes of Discontinued Operations	$(14,959)	$(235,161)	$(31,094)
Benefit for Income Taxes	(4,791)	(19,682)	(13,744)

Loss from Discontinued Operations, Net of Tax	$(10,168)	$(215,479)	$(17,350)

Gain on Sale of Discontinued Operations	$—	$—	$243,861
Provision for Income Taxes	—	—	45,126

Gain on Sale of Discontinued Operations, Net of Tax	$—	$—	$198,735

Total (Loss) Income from Discontinued Operations
and Sale, Net of Tax	$(10,168)	$(215,479)	$181,385

(1)
Includes the Digital Business results of operations through June 2, 2011, the date the Digital Sale was consummated.

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business and the Domain Name Product Line to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and the Domain Name Product Line and included in loss from discontinued operations amounted to $13,041, $14,336 and $2,396 for the years ended December 31, 2009, 2010 and 2011, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

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

        In February 2010, we acquired the stock of Mimosa Systems, Inc. ("Mimosa"), a provider of enterprise-class digital content archiving solutions, for approximately $112,000 in cash and approximately $2,000 in fair value of options issued. Mimosa was subsequently disposed of in the sale of our Digital Business in June 2011. The purchase price paid by IMI for the Mimosa acquisition is included in cash flows from investing activities-discontinued operations in our fiscal year 2010 statement of cash flows.

New Zealand Business

        After further analysis subsequent to our April 2011 announcement of our comprehensive strategic plan, which includes reviewing select underperforming international markets, we committed in May 2011 to a plan to sell the New Zealand Business. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value which is included in loss from discontinued operations. In the calculation of the carrying value of the New Zealand Business, we allocated the goodwill of our Australia/New Zealand reporting unit between Australia and New Zealand on a relative fair value basis. Additionally, we recorded a tax benefit of $7,883 during the year ended December 31, 2011 associated with the outside tax basis of the New Zealand Business, which is also reflected in loss from discontinued operations. No valuation allowance was provided against this benefit because such amount is recoverable against the capital gain associated with the Digital Sale. We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10,000. We recorded a gain on the sale of discontinued operations associated with the New Zealand Business of $1,884 during the fourth quarter of 2011 which primarily represents cumulative translation adjustment associated with our New Zealand operations which was reclassified from accumulated other comprehensive items, net and increased the gain on the sale of New Zealand by that same amount. The New Zealand Business was previously included within the International Business segment. For all periods presented, the financial position, operating results and cash flows of the New Zealand Business, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the New Zealand Business:

	Years Ended December 31,
	2009	2010	2011(1)
Total Revenues	$7,279	$7,414	$6,489

Loss Before Benefit for Income Taxes of Discontinued Operations	$(1,451)	$(533)	$(4,726)
Benefit for Income Taxes	—	—	(7,883)

(Loss) Income from Discontinued Operations, Net of Tax	$(1,451)	$(533)	$3,157

Gain on Sale of Discontinued Operations	$—	$—	$1,884
Provision for Income Taxes	—	—	—

Gain on Sale of Discontinued Operations, Net of Tax	$—	$—	$1,884

Total (Loss) Income from Discontinued Operations
and Sale, Net of Tax	$(1,451)	$(533)	$5,041

(1)
Includes the New Zealand Business results of operations through October 3, 2011, the date the sale of the New Zealand Business was consummated.

        The carrying amounts of the major classes of assets and liabilities of the New Zealand Business were as follows:

	December 31, 2010	October 3, 2011
Accounts receivable, net	$1,339	$1,146
Prepaid expenses and other	1,034	897

Current assets of discontinued operations	2,373	2,043
Property, plant and equipment, net	3,746	3,632
Goodwill, net	6,128	1,136
Other assets, net	5,689	5,452

Non-current assets of discontinued operations	15,563	10,220

Assets of discontinued operations	$17,936	$12,263

Current portion of long-term debt	$387	$—
Accounts payable	263	236
Accrued expenses	1,382	524
Deferred revenue	113	67

Current liabilities of discontinued operations	2,145	827
Other long-term liabilities	24	24
Deferred income taxes	1,679	1,659

Non-current liabilities of discontinued operations	1,703	1,683

Liabilities of discontinued operations	$3,848	$2,510

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

Italian Business

        After further analysis subsequent to our April 2011 announcement of our comprehensive strategic plan, which includes reviewing select underperforming international markets, we committed in December 2011 to a plan to sell the Italian Business. In the calculation of the carrying value of the Italian Business, we allocated the goodwill of our Western European reporting unit between the Italian Business and the remainder of this reporting unit on a relative fair value basis. Additionally, in conjunction with the goodwill impairment analysis performed associated with our Western Europe reporting unit, we performed an impairment test on the long-lived assets of our Italian Business in the third quarter of 2011. The undiscounted cash flows from the Italian Business were lower than the carrying value of the long-lived assets associated with the operations of the Italian Business and resulted in the requirement to fair value the long-lived assets of this lower level component. As a result, we recorded write-offs of other intangible assets, primarily customer relationship values of $8,000, and certain write-downs to property, plant and equipment (primarily racking) long-lived assets in Italy of $6,600 in the third quarter of 2011, which are included in loss from discontinued operations. We allocated $2,500 of the Western Europe goodwill impairment charge to the Italian Business which is also included in loss from discontinued operations for the year ended December 31, 2011. The Italian Business was previously included within the International Business segment. Beginning in the fourth quarter of 2011, the Italian Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the Italian Business have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of operations of the Italian Business:

	Years Ended December 31,
	2009	2010	2011
Total Revenues	$25,468	$18,284	$15,353

Loss Before Benefit for Income Taxes of Discontinued Operations	$(849)	$(3,756)	$(35,350)
Benefit for Income Taxes	(330)	(351)	(2,104)

Loss from Discontinued Operations, Net of Tax	$(519)	$(3,405)	$(33,246)

Total Loss from Discontinued Operations, Net of Tax	$(519)	$(3,405)	$(33,246)

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DECEMBER 31, 2011
(In thousands, except share and per share data)

14. Discontinued Operations (Continued)

        The carrying amounts of the major classes of assets and liabilities of the Italian Business were as follows:

	December 31, 2010	December 31, 2011
Accounts receivable, net	$8,744	$4,676
Prepaid expenses and other	1,738	602

Current assets of discontinued operations	10,482	5,278
Property, plant and equipment, net	7,583	—
Goodwill, net	2,576	—
Other assets, net	9,327	1,978

Non-current assets of discontinued operations	19,486	1,978

Assets of discontinued operations	$29,968	$7,256

Current portion of long-term debt	$522	$118
Accounts payable	1,324	563
Accrued expenses	2,386	2,552
Deferred revenue	20	41

Current liabilities of discontinued operations	4,252	3,274
Other long-term liabilities	339	43
Deferred income taxes	1,431	—

Non-current liabilities of discontinued operations	1,770	43

Liabilities of discontinued operations	$6,022	$3,317

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
By:	/s/ BRIAN P. MCKEON Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Dated: February 28, 2012

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ C. RICHARD REESE C. Richard Reese	Chairman of the Board of Directors and Chief Executive Officer	February 28, 2012
/s/ BRIAN P. MCKEON Brian P. McKeon	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2012
/s/ TED R. ANTENUCCI Ted R. Antenucci	Director	February 28, 2012
/s/ CLARKE H. BAILEY Clarke H. Bailey	Director	February 28, 2012
/s/ KENT P. DAUTEN Kent P. Dauten	Director	February 28, 2012
/s/ PAUL F. DENINGER Paul F. Deninger	Director	February 28, 2012
/s/ PER-KRISTIAN HALVORSEN Per-Kristian Halvorsen	Director	February 28, 2012
/s/ MICHAEL LAMACH Michael Lamach	Director	February 28, 2012

Name	Title	Date

/s/ ARTHUR D. LITTLE Arthur D. Little	Director	February 28, 2012
/s/ ALLAN Z. LOREN Allan Z. Loren	Director	February 28, 2012
/s/ VINCENT J. RYAN Vincent J. Ryan	Director	February 28, 2012
/s/ LAURIE A. TUCKER Laurie A. Tucker	Director	February 28, 2012
/s/ ALFRED J. VERRECCHIA Alfred J. Verrecchia	Director	February 28, 2012

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
2.2
Purchase and Sales Agreement, by and among Autonomy Corporation plc, Iron Mountain Incorporated and certain of its subsidiaries, dated as of May 15, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated June 8, 2011).
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
3.5
Certificate of Designations for Iron Mountain Incorporated Series A Junior Participating Preferred Stock, dated as of March 24, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 2011).
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
4.13
Form of Stock Certificate representing shares of Common Stock, $0.01 par value per share, of the Company. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
4.14
Rights Agreement, dated as of March 23, 2011, by and between Iron Mountain Incorporated and Mellon Investor Services LLC (which includes the form of Certificate of Designations of Series A Junior Participating Preferred Stock as Exhibit A to the Rights Agreement, the Summary of Rights to Purchase Series A Junior Participating Preferred Stock as Exhibit B to the Rights Agreement and the form of Right Certificate as Exhibit C to the Rights Agreement). (Incorporated by reference to the Company's Current Report on Form 8-K dated March 24, 2011).
4.15
Senior Subordinated Indenture for 7 3/4% Senior Subordinated Notes due 2019, dated as of September 23, 2011, among the Company, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2011).

Exhibit	Item
4.16	First Supplemental Indenture, dated as of September 23, 2011, among Iron Mountain Incorporated, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to the Company's Current Report on Form 8-K, dated September 29, 2011).
10.1	Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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
10.8	Fourth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.9	Fifth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).
10.10	Sixth Amendment to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.11	Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
10.12	Amendment to Stratify, Inc. 1999 Stock Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.13
Form of Iron Mountain Incorporated Amended and Restated Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.14	Form of Iron Mountain Incorporated Incentive Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.15
Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).

Exhibit	Item
10.16	Form of Iron Mountain Incorporated 1995 Stock Incentive Plan Amended and Restated Iron Mountain Non-Qualified Stock Option Agreement. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
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
10.22
Form of Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement (version 2). (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2004).
10.23
Iron Mountain Incorporated 2002 Stock Incentive Plan Stock Option Agreement, dated May 24, 2007, by and between Iron Mountain Incorporated and Brian P. McKeon. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2007).
10.24
Form of Performance Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.25
Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
10.26	Change in Control Agreement, dated December 10, 2008, by and between the Company and Brian P. McKeon. (Incorporated by reference to the Company's Current Report on Form 8-K dated December 10, 2008).
10.27	Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated April 5, 2005).
10.28	Amendment to the Iron Mountain Incorporated 2003 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).
10.29	Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 1, 2006).
10.30	Amendment to the Iron Mountain Incorporated 2006 Senior Executive Incentive Program. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated June 4, 2010).

Exhibit	Item
10.31	Employment Agreement, dated as of August 11, 2008, by and between the Company and Robert Brennan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated August 11, 2008).
10.32	Contract of Employment with Iron Mountain, between Iron Mountain Belgium NV and Marc Duale. (#) (Incorporated by reference to the Company's Current Report on Form 8-K dated December 30, 2009).
10.33
Agreement on transfer of the employment contract between Iron Mountain Belgium NV and Marc Duale to Iron Mountain BPM International, dated December 31, 2010. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2010).
10.34	Restated Compensation Plan for Non-Employee Directors. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2011).
10.35	Iron Mountain Incorporated Director Deferred Compensation Plan. (#) (Incorporated by reference to the Company's Annual Report on Form 10-K for the year ended December 31, 2007).
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

Exhibit	Item
10.44	Credit Agreement, dated as of June 27, 2011, among the Company, Iron Mountain Information Management, Inc., Iron Mountain Canada Corporation, Iron Mountain Switzerland GmbH, Iron Mountain Europe Limited, Iron Mountain Australia Pty Ltd., Iron Mountain Information Management (Luxembourg) S.C.S., Iron Mountain Luxembourg S.a r.l, the Lenders party thereto, RBS Citizens, N.A. and Bank of America, N.A., as Co-Syndication Agents, Barclays Bank PLC, HSBC Bank USA, N.A., Morgan Stanley Senior Funding, Inc. and the Bank of Nova Scotia, as Co-Documentation Agents, J.P. Morgan Securities LLC and RBS Citizens, N.A., as Lead Arrangers and Joint Bookrunners, JPMorgan Chase Bank, Toronto Branch, as Canadian Administrative Agent, and JPMorgan Chase Bank, N.A., as Agent for the Lenders. (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).
10.45
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
10.46
Agreement, by and among Iron Mountain Incorporated, Elliott Associates, L.P. and Elliott International, L.P., dated April 18, 2011. (Incorporated by reference to the Company's Current Report on Form 8-K dated April 19, 2011).
10.47
Separation Agreement, dated April 20, 2011, by and between Iron Mountain Incorporated and Robert T. Brennan. (#) (Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).
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
101.1
The following materials from Iron Mountain Incorporated's Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Equity, (iv) Consolidated Statements of Comprehensive Income (Loss), (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Furnished herewith).