Form 10-Q
period 2012-03-31
IRON MOUNTAIN INC
filed 2012-05-10
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

        Number of shares of the registrant's Common Stock at April 23, 2012: 171,199,613

IRON MOUNTAIN INCORPORATED

Index

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2011	March 31, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$179,845	$178,293
Restricted cash	35,110	35,112
Accounts receivable (less allowances of $23,277 and $23,206 as of December 31, 2011 and March 31, 2012, respectively)	543,467	558,357
Deferred income taxes	43,235	42,289
Prepaid expenses and other	105,537	110,654
Assets of discontinued operations	7,256	7,294

Total Current Assets	914,450	931,999
Property, Plant and Equipment:
Property, plant and equipment	4,232,594	4,244,184
Less—Accumulated depreciation	(1,825,511)	(1,841,526)

Property, Plant and Equipment, net	2,407,083	2,402,658
Other Assets, net:
Goodwill	2,254,268	2,282,621
Customer relationships and acquisition costs	410,149	416,318
Deferred financing costs	35,798	34,435
Other	19,510	18,591

Total Other Assets, net	2,719,725	2,751,965

Total Assets	$6,041,258	$6,086,622

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$73,320	$63,229
Accounts payable	156,381	139,236
Accrued expenses	418,831	363,715
Deferred revenue	197,181	204,101
Liabilities of discontinued operations	3,317	7,859

Total Current Liabilities	849,030	778,140
Long-term Debt, net of current portion	3,280,268	3,390,447
Other Long-term Liabilities	53,169	57,697
Deferred Rent	97,177	97,585
Deferred Income Taxes	507,358	493,950
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 172,140,966 shares and 171,182,398 shares as of December 31, 2011 and March 31, 2012, respectively)	1,721	1,712
Additional paid-in capital	343,603	317,492
Retained earnings	902,567	915,126
Accumulated other comprehensive items, net	(2,203)	25,286

Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,259,616

Noncontrolling Interests	8,568	9,187

Total Equity	1,254,256	1,268,803

Total Liabilities and Equity	$6,041,258	$6,086,622

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Revenues:
Storage	$415,705	$425,341
Service	330,304	321,157

Total Revenues	746,009	746,498
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	315,955	315,298
Selling, general and administrative	212,755	210,660
Depreciation and amortization	80,163	78,008
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(464)	719

Total Operating Expenses	608,409	604,685
Operating Income (Loss)	137,600	141,813
Interest Expense, Net (includes Interest Income of $551 and $545 for the three months ended March 31, 2011 and 2012, respectively)	48,618	58,784
Other (Income) Expense, Net	(8,958)	(3,304)

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	97,940	86,333
Provision (Benefit) for Income Taxes	16,764	25,260

Income (Loss) from Continuing Operations	81,176	61,073
Income (Loss) from Discontinued Operations, Net of Tax	(6,557)	(5,093)

Net Income (Loss)	74,619	55,980
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,159	630

Net Income (Loss) Attributable to Iron Mountain Incorporated	$73,460	$55,350

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.41	$0.36

Total Income (Loss) from Discontinued Operations	$(0.03)	$(0.03)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.37	$0.32

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.40	$0.35

Total Income (Loss) from Discontinued Operations	$(0.03)	$(0.03)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$0.37	$0.32

Weighted Average Common Shares Outstanding—Basic	200,228	171,320

Weighted Average Common Shares Outstanding—Diluted	201,251	172,223

Dividends Declared per Common Share	$0.1875	$0.2500

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Net Income (Loss)	$74,619	$55,980
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	22,478	27,947

Total Other Comprehensive Income (Loss)	22,478	27,947

Comprehensive Income (Loss)	97,097	83,927
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,119	1,088

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$95,978	$82,839

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2010	$1,952,865	200,064,066	$2,001	$1,228,655	$685,310	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $1,017	16,232	578,218	6	16,226	—	—	—
Stock repurchases	(10,971)	(384,169)	(4)	(10,967)	—	—	—
Parent cash dividends declared	(37,601)	—	—	—	(37,601)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	22,478	—	—	—	—	22,518	(40)
Net income (loss)	74,619	—	—	—	73,460	—	1,159
Comprehensive Income (Loss)		—	—	—	—	—	—
Noncontrolling interests dividends	(33)	—	—	—	—	—	(33)

Balance, March 31, 2011	$2,017,589	200,258,115	$2,003	$1,233,914	$721,169	$52,000	$8,503

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $190	8,568	144,581	2	8,566	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(42,791)	—	—	—	(42,791)	—	—
Comprehensive Income (Loss):
Currency translation adjustment	27,947	—	—	—	—	27,489	458
Net income (loss)	55,980	—	—	—	55,350	—	630
Comprehensive Income (Loss)		—	—	—	—	—	—
Noncontrolling interests equity contributions	39	—	—	—	—	—	39
Noncontrolling interests dividends	(508)	—	—	—	—	—	(508)

Balance, March 31, 2012	$1,268,803	171,182,398	$1,712	$317,492	$915,126	$25,286	$9,187

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Three Months Ended March 31,
	2011	2012
Cash Flows from Operating Activities:
Net income (loss)	$74,619	$55,980
Loss (Income) from discontinued operations	6,557	5,093
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	73,338	70,149
Amortization (includes deferred financing costs and bond discount of $1,426
and $1,742 for the three months ended March 31, 2011 and 2012, respectively)	8,251	9,601
Stock-based compensation expense	4,439	9,800
(Benefit) Provision for deferred income taxes	(7,903)	(9,814)
(Gain) Loss on early extinguishment of debt	(850)	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(464)	719
Foreign currency transactions and other, net	(8,434)	(1,020)
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(22,858)	(8,831)
Prepaid expenses and other current assets	13,157	(13,630)
Accounts payable	(5,419)	(2,433)
Accrued expenses, deferred revenue and other current liabilities	(24,744)	(36,629)
Other assets and long-term liabilities	729	74

Cash Flows from Operating Activities-Continuing Operations	110,418	79,059
Cash Flows from Operating Activities-Discontinued Operations	8,919	(4,175)

Cash Flows from Operating Activities	119,337	74,884
Cash Flows from Investing Activities:
Capital expenditures	(52,208)	(55,916)
Cash paid for acquisitions, net of cash acquired	(34,705)	(8,818)
Investment in restricted cash	(2)	(2)
Additions to customer relationship and acquisition costs	(2,893)	(3,008)
Investment in joint ventures	(50)	—
Proceeds from sales of property and equipment and other, net	166	1,853

Cash Flows from Investing Activities-Continuing Operations	(89,692)	(65,891)
Cash Flows from Investing Activities-Discontinued Operations	(9,299)	(1,141)

Cash Flows from Investing Activities	(98,991)	(67,032)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(428,548)	(635,539)
Proceeds from revolving credit and term loan facilities and other debt	607,418	701,105
Early retirement of senior subordinated notes	(231,255)	—
Debt financing (repayment to) and equity contribution from (distribution to)
noncontrolling interests, net	131	191
Stock repurchases	(10,970)	(38,052)
Parent cash dividends	(37,514)	(43,180)
Proceeds from exercise of stock options and employee stock purchase plan	9,164	1,321
Excess tax benefits from stock-based compensation	1,017	190
Payment of debt financing costs	—	(93)

Cash Flows from Financing Activities-Continuing Operations	(90,557)	(14,057)
Cash Flows from Financing Activities-Discontinued Operations	46	(39)

Cash Flows from Financing Activities	(90,511)	(14,096)
Effect of Exchange Rates on Cash and Cash Equivalents	1,289	4,692

(Decrease) Increase in Cash and Cash Equivalents	(68,876)	(1,552)
Cash and Cash Equivalents, Beginning of Period	258,693	179,845

Cash and Cash Equivalents, End of Period	$189,817	$178,293

Supplemental Information:
Cash Paid for Interest	$65,008	$56,083

Cash Paid for Income Taxes	$20,575	$38,060

Non-Cash Investing and Financing Activities:
Capital Leases	$6,039	$2,499

Accrued Capital Expenditures	$21,095	$21,166

Dividends Payable	$37,601	$42,791

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(1) General

        The interim consolidated financial statements are presented herein and, in the opinion of management, reflect all adjustments of a normal recurring nature necessary for a fair presentation. Interim results are not necessarily indicative of results for a full year. Iron Mountain Incorporated ("IMI") is a global, full-service provider of information management and related services for all media in various locations throughout North America, Europe, Latin America and Asia Pacific. We have a diversified customer base comprised of commercial, legal, banking, health care, accounting, insurance, entertainment and government organizations.

        The unaudited consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in the annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been omitted pursuant to those rules and regulations, but we believe that the disclosures included herein are adequate to make the information presented not misleading. The consolidated financial statements and notes included herein should be read in conjunction with the annual consolidated financial statements and notes for the year ended December 31, 2011 included in our Annual Report on Form 10-K filed on February 28, 2012.

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"), and in December 2011, we committed to a plan to sell our records management business in Italy (the "Italian Business"), which we sold on April 27, 2012. The financial position, operating results and cash flows of the Digital Business, New Zealand Business and the Italian Business, including the gain on the sale of the Digital Business and New Zealand Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 for a further discussion of these events.

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

        We have restricted cash associated with a collateral trust agreement with our insurance carrier that was entered into in 2010 related to our worker's compensation self-insurance program. The restricted

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

cash subject to this agreement was $35,110 and $35,112 as of December 31, 2011 and March 31, 2012, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.    Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit agreement and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net gain of $3,096 and $2,575 for the three months ended March 31, 2011 and 2012, respectively.

  d.    Goodwill and Other Intangible Assets

        Goodwill and intangible assets with indefinite lives are not amortized but are reviewed annually for impairment or more frequently if impairment indicators arise. Other than goodwill, we currently have no intangible assets that have indefinite lives and which are not amortized. Separable intangible assets that are not deemed to have indefinite lives are amortized over their useful lives. We annually assess whether a change in the life over which our intangible assets are amortized is necessary or more frequently if events or circumstances warrant.

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2011 and noted no impairment of goodwill. However, as a result of an interim triggering event as discussed below, we recorded a provisional goodwill impairment charge in the third quarter of 2011 associated with our Western European operations that was finalized in the fourth quarter of 2011. As of December 31, 2011 and March 31, 2012, no factors were identified that would alter our October 1, 2011 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment. When changes occur in the composition of one or more reporting units, the goodwill is reassigned to the reporting units affected based on their relative fair values.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        In September 2011, as a result of certain changes we made in the manner in which our European operations are managed, we reorganized our reporting structure and reassigned goodwill among the revised reporting units. Previously, we tested goodwill impairment at the European level on a combined basis. As a result of the management and reporting changes, we concluded that we have three reporting units for our European operations: (1) United Kingdom, Ireland and Norway ("UKI"); (2) Belgium, France, Germany, Luxembourg, Netherlands and Spain ("Western Europe"); and (3) the remaining countries in Europe ("Central Europe"). Due to these changes, we will perform all future goodwill impairment analyses on the new reporting unit basis. As a result of the restructuring of our reporting units, we concluded that we had an interim triggering event, and, therefore, we performed an interim goodwill impairment test for UKI, Western Europe and Central Europe in the third quarter of 2011 as of August 31, 2011. As required by GAAP, prior to our goodwill impairment analysis, we performed an impairment assessment on the long-lived assets within our UKI, Western Europe and Central Europe reporting units and noted no impairment, except for the Italian Business, which was included in our Western Europe reporting unit, and which is now included in discontinued operations as discussed in Note 10. Based on our analysis, we concluded that the goodwill of our UKI and Central Europe reporting units was not impaired. Our UKI and Central Europe reporting units had fair values that exceeded their carrying values by 15.1% and 4.9%, respectively, as of August 31, 2011. Central Europe is still in the investment stage, and, accordingly, its fair value does not exceed its carrying value by a significant margin at this point in time. A deterioration of the UKI or Central Europe businesses or their failure to achieve the forecasted results could lead to impairments in future periods. Our Western Europe reporting unit's fair value was less than its carrying value, and, as a result, we recorded a goodwill impairment charge of $46,500 included as a component of intangible impairments from continuing operations in our consolidated statements of operations for the year ended December 31, 2011. See Note 10 for the portion of the charge allocated to the Italian Business based on a relative fair value basis.

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures (which includes India, our various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")). As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748,879, $306,150, $46,439, $63,781, $27,322, and $61,697 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of December 31, 2011 and March 31, 2012. Our North America, Latin America and Australia reporting units had estimated fair values as of October 1, 2011 that exceeded their carrying values by greater than 40%. As of March 31, 2012, the carrying value of goodwill, net amounted to $1,758,722, $315,616, $47,891, $69,384, $28,461, and $62,547 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the three months ended March 31, 2012 is as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2011	$2,010,241	$564,044	$2,574,285
Deductible goodwill acquired during the year	4,818	—	4,818
Currency effects	5,289	18,883	24,172

Gross Balance as of March 31, 2012	$2,020,348	$582,927	$2,603,275

Accumulated Amortization Balance as of December 31, 2011	$261,362	$58,655	$320,017
Currency effects	264	373	637

Accumulated Amortization Balance as of March 31, 2012	$261,626	$59,028	$320,654

Net Balance as of December 31, 2011	$1,748,879	$505,389	$2,254,268

Net Balance as of March 31, 2012	$1,758,722	$523,899	$2,282,621

Accumulated Goodwill Impairment Balance as of December 31, 2011	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of March 31, 2012	$85,909	$46,500	$132,409

        The components of our amortizable intangible assets as of March 31, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$612,560	$(196,242)	$416,318
Core Technology(1)	3,760	(2,583)	1,177
Trademarks and Non-Compete Agreements(1)	3,075	(2,562)	513
Deferred Financing Costs	55,008	(20,573)	34,435

Total	$674,403	$(221,960)	$452,443

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $8,251 and $9,601 for the three months ended March 31, 2011 and 2012, respectively.

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

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three months ended March 31, 2011 and 2012 was $5,033, including $594 in discontinued operations, ($3,164 after tax or $0.02 per basic and diluted share) and $9,800 ($6,847 after tax or $0.04 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Three Months Ended March 31,
	2011	2012
Cost of sales (excluding depreciation and amortization)	$275	$215
Selling, general and administrative expenses	4,164	9,585

Total stock-based compensation	$4,439	$9,800

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $1,017 and $190 for the three months ended March 31, 2011 and 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is sooner terminated. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is sooner terminated. As of March 31, 2012, ten-year vesting options represent 7.5% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is sooner terminated. As of March 31, 2012, three-year vesting options represented 11.3% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The weighted average fair value of options granted for the three months ended March 31, 2011 and 2012 was $7.34 and $7.00 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Three Months Ended March 31,
Weighted Average Assumptions	2011	2012
Expected volatility	33.4%	33.8%
Risk-free interest rate	2.51%	1.23%
Expected dividend yield	3%	3%
Expected life	6.3 years	6.3 years

        Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield is considered in the option pricing model and represents our current expected per share dividends over the current trade price of our common stock. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the historical exercise behavior of employees.

        A summary of option activity for the three months ended March 31, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2011	7,118,458	$25.73
Granted	21,472	28.86
Exercised	(103,868)	20.47
Forfeited	(90,076)	25.92
Expired	(9,510)	30.33

Outstanding at March 31, 2012	6,936,476	$25.81	6.47	$23,729

Options exercisable at March 31, 2012	4,082,790	$25.48	5.57	$15,598

Options expected to vest	2,643,329	$26.31	7.75	$7,504

        The following table provides the aggregate intrinsic value of stock options exercised for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Aggregate intrinsic value of stock options exercised	$6,047	$1,064

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

        A summary of restricted stock and RSUs activity for the three months ended March 31, 2012 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	610,951	$28.85
Granted	655,809	28.86
Vested	(139,477)	28.36
Forfeited	(11,550)	28.75

Non-vested at March 31, 2012	1,115,733	$28.92

        No restricted stock vested during the three months ended March 31, 2011 and 2012, respectively. No RSUs vested during the three months ended March 31, 2011 and $3,979 vested during the three months ended March 31, 2012.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned is determined based on our performance against predefined targets, which for 2011 and 2012 were calendar year revenue growth and return on invested capital ("ROIC"). The range of payout is zero to 150% of the number of granted PUs. The number of PUs earned is determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to cliff vesting, three years from the date of the original PU grant. Additionally, employees who are employed through the one-year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (3) a maximum of three years.

        During 2012, we issued 221,781 PUs. During the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The PU liability is remeasured at each fiscal quarter-end during the vesting period using the estimated percentage of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The total fair value of earned PUs that vested during the first quarter of 2012 was $2,825. As of March 31, 2012, we expected 100% achievement of the predefined revenue and ROIC targets associated with the grants made in 2012, and the closing market price of our common stock was $28.80.

        A summary of PU activity for the three months ended March 31, 2012 is as follows:

	PUs Original Awards	PUs Adjustment(1)	Total PUs Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	112,749	—	112,749	$29.06
Granted	221,781	12,012	233,793	28.87
Vested	(96,120)	(1,938)	(98,058)	28.46
Forfeited	(291)	—	(291)	28.11

Non-vested at March 31, 2012	238,119	10,074	248,193	$29.11

(1)
Represents the additional number of PUs based on either (a) the final performance criteria achievement at the end of the one-year performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. In the three months ended March 31, 2011 and 2012, there were no offering periods which ended under the ESPP and no shares were issued.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The number of shares available for purchase under the ESPP at March 31, 2012 was 399,761.

        As of March 31, 2012, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $55,291 and is expected to be recognized over a weighted-average period of 2.8 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended March 31,
	2011	2012
Income (Loss) from continuing operations	$81,176	$61,073

Total income (loss) from discontinued operations (see Note 10)	$(6,557)	$(5,093)

Net income (loss) attributable to Iron Mountain Incorporated	$73,460	$55,350

Weighted-average shares—basic	200,228,000	171,320,000
Effect of dilutive potential stock options	995,149	720,788
Effect of dilutive potential restricted stock, RSUs and PUs	27,659	181,867

Weighted-average shares—diluted	201,250,808	172,222,655

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.41	$0.36

Total income (loss) from discontinued operations (see Note 10)	$(0.03)	$(0.03)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$0.37	$0.32

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.40	$0.35

Total income (loss) from discontinued operations (see Note 10)	$(0.03)	$(0.03)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$0.37	$0.32

Antidilutive stock options, RSUs and PUs, excluded from the calculation	8,701,049	2,045,616

  g.
  Revenues

        Our revenues consist of storage revenues as well as service revenues and are reflected net of sales and value added taxes. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

  i.
  Income Taxes

        Our effective tax rates for the three months ended March 31, 2011 and 2012 were 17.1% and 29.3%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

by 12.6%. In addition, the recognition of certain previously unrecognized tax benefits due to settlements with tax authorities in various jurisdictions reduced the 2011 tax rate by 2.0%. During the three months ended March 31, 2012, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2012 effective tax rate by 8.9%.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize foreign tax credits that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

        Accounting for income taxes requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the tax and financial reporting basis of assets and liabilities and for loss and credit carryforwards. Valuation allowances are provided when recovery of deferred tax assets is not considered more likely than not.

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded a reduction of $609 and $249 for gross interest and penalties for the three months ended March 31, 2011 and 2012, respectively. We had $2,819 and $2,570 accrued for the payment of interest and penalties as of December 31, 2011 and March 31, 2012, respectively.

        We have not recorded deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, each of which would result in an increase in our provision for income taxes. As of March 31, 2012, we had approximately $75,000 of undistributed earnings within our foreign subsidiaries. It is not practicable to calculate the amount of unrecognized deferred tax liability on the amount of undistributed earnings.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2011 and March 31, 2012 relate to cash and cash equivalents and restricted cash held on

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

deposit with five global banks and one "Triple A" rated money market fund, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50,000. As of December 31, 2011 and March 31, 2012, our cash and cash equivalents and restricted cash balance was $214,955 and $213,405, respectively, including a money market fund and time deposits amounting to $181,823 and $166,343, respectively. A substantial portion of the money market fund is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and March 31, 2012, respectively:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

		Fair Value Measurements at March 31, 2012 Using
Description	Total Carrying Value at March 31, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$35,112	$—		$35,112		$—
Time Deposits(1)	131,231	—		131,231		—
Trading Securities	9,763	9,143	(2)	620	(1)	—
Derivative Assets(3)	72	—		72		—
Derivative Liabilities(3)	4,172	—		4,172		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three months ended March 31, 2012.

  l.
  New Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows, but does not require, entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. We adopted ASU 2011-08 as of January 1, 2012. The adoption of ASU 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

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
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2011 and March 31, 2012, respectively.

  o.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended March 31,
	2011	2012
Foreign currency transaction (gains) losses, net	$(3,096)	$(2,575)
Debt extinguishment (income) expense, net	(850)	—
Other, net	(5,012)	(729)

	$(8,958)	$(3,304)

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

        Consolidated loss on disposal/write-down of property, plant and equipment, net of $719 for the three months ended March 31, 2012 consisted primarily of write-offs associated with our European and Latin American operations. Consolidated gain on disposal/write-down of property, plant and equipment, net of $464 for the three months ended March 31, 2011 consisted primarily of gains related to vehicle dispositions in North America.

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2011 and March 31, 2012, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of March 31, 2012, we had an outstanding forward contract to purchase $195,851 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations. As of March 31, 2012, we had an outstanding forward contract to purchase $77,415 U.S. dollars and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three months ended March 31, 2011 and 2012, there was $3,625 and $1,503 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table provides the fair value of our derivative instruments as of December 31, 2011 and March 31, 2012 and their gains and losses for the three months ended March 31, 2011 and 2012:

	Asset Derivatives
	December 31, 2011		March 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current assets	$2,803	Current assets	$72

Total		$2,803		$72

	Liability Derivatives
	December 31, 2011		March 31, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Current liabilities	$435	Current liabilities	$4,172

Total		$435		$4,172

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended March 31,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2012
Foreign exchange contracts	Other expense (income), net	$4,921	$7,971

Total		$4,921	$7,971

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the three months ended March 31, 2011 and 2012, we designated on average 75,667 and 102,333 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $6,300 ($3,938, net of tax) and $3,755 ($2,345, net of tax) for the three months ended March 31, 2011 and 2012, respectively, related to the change in fair value of such debt due to currency translation adjustments which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of March 31, 2012, cumulative net gains of $11,045, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended March 31, 2012 are not presented due to the insignificant impact of the 2012 acquisitions on our consolidated results of operations.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2012 through March 31, 2012 is as follows:

Cash Paid (gross of cash acquired)	$8,818

Total Consideration	8,818
Fair Value of Identifiable Assets Acquired:
Property, Plant and Equipment(1)	82
Customer Relationship Assets(2)	4,900
Liabilities Assumed(3)	(982)

Total Fair Value of Identifiable Net Assets Acquired	4,000

Recorded Goodwill	$4,818

(1)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(2)
The weighted average life of customer relationship assets associated with acquisitions to date in 2012 was 18 years.

(3)
Consists primarily of accrued expenses and deferred revenue.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt consists of the following:

	December 31, 2011		March 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$96,000	$96,000	$190,000	$190,000
Term Loan Facility(1)	487,500	487,500	481,250	481,250
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	233,115	233,115	240,210	240,210
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	318,025	320,400	318,147	319,392
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	171,273	174,698	175,245	180,940
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000	209,000	200,000	206,870
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,806	47,607	49,813	54,140
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	328,750	312,352	338,508	343,623
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)(3)	400,000	422,750	400,000	437,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	313,313	300,000	317,625
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,346	586,438	548,389	598,813
Real Estate Mortgages, Capital Leases and Other(5)	220,773	220,773	212,114	212,114

Total Long-term Debt	3,353,588		3,453,676
Less Current Portion	(73,320)		(63,229)

Long-term Debt, Net of Current Portion	$3,280,268		$3,390,447

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates as of December 31, 2011 and March 31, 2012, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2011 and March 31, 2012, respectively.

(3)
Collectively, the "Parent Notes". IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

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

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement,

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2012, we had $190,000 of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $6,217. The remaining availability on March 31, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the Revolving Credit Facility was $528,783. The interest rate in effect under both the Revolving Credit Facility and Term Loan Facility was 2.3% as of March 31, 2012. For the three months ended March 31, 2011 and 2012, we recorded commitment fees and letters of credit fees of $489 and $600, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.5 as of December 31, 2011 and March 31, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.5 as of December 31, 2011 and March 31, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 as of both December 31, 2011 and March 31, 2012 compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2011 and March 31, 2012 and for the three months ended March 31, 2011 and 2012.

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

	December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$3,428	$10,750	$68,907	$96,760	$—	$179,845
Restricted Cash	35,110	—	—	—	—	35,110
Accounts Receivable	—	334,658	40,115	168,694	—	543,467
Intercompany Receivable	905,451	—	4,639	—	(910,090)	—
Assets of Discontinued Operations	—	—	—	7,256	—	7,256
Other Current Assets	2,016	103,899	3,323	40,538	(1,004)	148,772

Total Current Assets	946,005	449,307	116,984	313,248	(911,094)	914,450
Property, Plant and Equipment, Net	1,490	1,480,785	200,755	724,053	—	2,407,083
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	928,182	1,000	2,961	15,010	(947,153)	—
Investment in Subsidiaries	1,828,712	1,563,690	—	—	(3,392,402)	—
Goodwill	—	1,529,359	196,989	527,920	—	2,254,268
Other	27,226	240,557	9,804	187,870	—	465,457

Total Other Assets, Net	2,784,120	3,334,606	209,754	730,800	(4,339,555)	2,719,725

Total Assets	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

Liabilities and Equity
Intercompany Payable	$—	$856,808	$—	$53,282	$(910,090)	$—
Current Portion of Long-term Debt	658	46,967	2,658	23,037	—	73,320
Liabilities of Discontinued Operations	—	—	—	3,317	—	3,317
Total Other Current Liabilities	100,921	453,648	31,407	187,421	(1,004)	772,393
Long-term Debt, Net of Current Portion	2,378,040	630,118	185,953	86,157	—	3,280,268
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	946,153	—	—	(947,153)	—
Other Long-term Liabilities	5,308	528,897	31,418	92,081		657,704
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,802,107	276,057	1,314,238	(3,392,402)	1,245,688
Noncontrolling Interests	—	—	—	8,568	—	8,568

Total Equity	1,245,688	1,802,107	276,057	1,322,806	(3,392,402)	1,254,256

Total Liabilities and Equity	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	March 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$71	$8,052	$68,178	$101,992	$—	$178,293
Restricted Cash	35,112	—	—	—	—	35,112
Accounts Receivable	—	341,827	42,752	173,778	—	558,357
Intercompany Receivable	862,748	—	7,983	—	(870,731)	—
Assets of Discontinued Operations	—	—	—	7,294	—	7,294
Other Current Assets	48	107,763	5,354	40,805	(1,027)	152,943

Total Current Assets	897,979	457,642	124,267	323,869	(871,758)	931,999
Property, Plant and Equipment, Net	1,450	1,458,216	205,166	737,826	—	2,402,658
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	982,167	1,000	5,494	—	(988,661)	—
Investment in Subsidiaries	1,863,354	1,595,137	—	—	(3,458,491)	—
Goodwill	—	1,534,176	201,558	546,887	—	2,282,621
Other	26,084	250,484	9,766	183,010	—	469,344

Total Other Assets, Net	2,871,605	3,380,797	216,818	729,897	(4,447,152)	2,751,965

Total Assets	$3,771,034	$5,296,655	$546,251	$1,791,592	$(5,318,910)	$6,086,622

Liabilities and Equity
Intercompany Payable	$—	$808,307	$—	$62,424	$(870,731)	$—
Current Portion of Long-term Debt	670	43,408	2,747	16,404	—	63,229
Liabilities of Discontinued Operations	—	—	—	7,859	—	7,859
Total Other Current Liabilities	107,840	403,010	28,491	168,738	(1,027)	707,052
Long-term Debt, Net of Current Portion	2,395,066	716,601	190,186	88,594	—	3,390,447
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	983,987	—	3,674	(988,661)	—
Other Long-term Liabilities	6,842	507,788	34,474	100,128	—	649,232
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,259,616	1,833,554	290,353	1,334,584	(3,458,491)	1,259,616
Noncontrolling Interests	—	—	—	9,187	—	9,187

Total Equity	1,259,616	1,833,554	290,353	1,343,771	(3,458,491)	1,268,803

Total Liabilities and Equity	$3,771,034	$5,296,655	$546,251	$1,791,592	$(5,318,910)	$6,086,622

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2011
	Parent	Guarantors		Canada Company	Non- Guarantors	Eliminations		Consolidated
Revenues:
Storage	$—	$282,713		$30,115	$102,877	$—		$415,705
Service	—	208,912		28,934	92,458	—		330,304

Total Revenues	—	491,625		59,049	195,335	—		746,009
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	198,125		23,732	94,098	—		315,955
Selling, General and Administrative	134	142,556		10,161	59,904	—		212,755
Depreciation and Amortization	40	49,151		5,105	25,867	—		80,163
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(461)		(10)	7	—		(464)

Total Operating Expenses	174	389,371		38,988	179,876	—		608,409

Operating (Loss) Income	(174)	102,254		20,061	15,459	—		137,600
Interest Expense (Income), Net	43,186	(20,095)		10,167	15,360	—		48,618
Other Expense (Income), Net	30,828	(643)		(47)	(39,096)	—		(8,958)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(74,188)	122,992		9,941	39,195	—		97,940
Provision (Benefit) for Income Taxes	—	6,911		7,572	2,281	—		16,764
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(147,648)	(32,684	)(1)	—	—	180,332	(1)	—

Income (Loss) from Continuing Operations	73,460	148,765	(1)	2,369	36,914	(180,332	)(1)	81,176
(Loss) Income from Discontinued Operations, Net of Tax	—	(2,470)		—	(4,087)	—		(6,557)

Net Income (Loss)	73,460	146,295	(1)	2,369	32,827	(180,332	)(1)	74,619
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—		—	1,159	—		1,159

Net Income (Loss) Attributable to Iron Mountain Incorporated	$73,460	$146,295		$2,369	$31,668	$(180,332)		$73,460

Net Income (Loss)	$73,460	$146,295		$2,369	$32,827	$(180,332)		$74,619
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(3,938)	(2,435)		5,909	22,942	—		22,478

Total Other Comprehensive Income (Loss)	(3,938)	(2,435)		5,909	22,942	—		22,478

Comprehensive Income (Loss)	69,522	143,860		8,278	55,769	(180,332)		97,097
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—		—	1,119	—		1,119

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$69,522	$143,860		$8,278	$54,650	$(180,332)		$95,978

(1)
In the preparation of our current filing, we identified and corrected an error in the previously reported amount of the Guarantors' equity in the (earnings) losses of subsidiaries, net of tax for the three months ended March 31, 2011. Previously reported Guarantors' equity in the (earnings) losses of subsidiaries, net of tax, Guarantors' income

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

  from continuing operations and Guarantors' net income were $17,231, $98,850 and $96,380, respectively, and the correction results in an increase in the equity in earnings, income from continuing operations and net income of the Guarantors of $49,915 with an offsetting increase for those line items in the eliminations column. Accordingly, there was no impact on the Parent, Canada Company, Non-Guarantors or consolidated results previously reported. Additionally, there was no change in the operating income or income from continuing operations before income taxes of the Guarantors. Our previously reported amount of the Guarantors' equity in the (earnings) losses of subsidiaries, net of tax for the six months ended June 30, 2011 was appropriately reported, however, the three months ended June 30, 2011 was impacted by the same amount but in the opposite direction. We will correct the three months ended June 30, 2011 figures in our 2012 second quarter filing which will result in a decrease in the equity in earnings, income from continuing operations and net income of the Guarantors' of $49,915. Our three months ended June 30, 2011 Guarantors' equity in the (earnings) losses of subsidiaries, net of tax, income from continuing operations and net income will be changed and disclosed in our second quarter 2012 filing to $(10,601), $114,285 and $297,236, respectively, with an offsetting decrease for those line items in the eliminations column.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage	$—	$287,587	$30,475	$107,279	$—	$425,341
Service	—	200,361	29,401	91,395	—	321,157

Total Revenues	—	487,948	59,876	198,674	—	746,498
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	193,215	25,041	97,042	—	315,298
Selling, General and Administrative	18	147,862	9,185	53,595	—	210,660
Depreciation and Amortization	75	48,086	4,563	25,284	—	78,008
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(155)	42	832	—	719

Total Operating Expenses	93	389,008	38,831	176,753	—	604,685

Operating (Loss) Income	(93)	98,940	21,045	21,921	—	141,813
Interest Expense (Income), Net	47,091	(4,234)	11,466	4,461	—	58,784
Other Expense (Income), Net	19,585	(1,260)	—	(21,629)	—	(3,304)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(66,769)	104,434	9,579	39,089	—	86,333
Provision (Benefit) for Income Taxes	—	17,084	4,523	3,653	—	25,260
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(122,119)	(33,131)	—	—	155,250	—

Income (Loss) from Continuing Operations	55,350	120,481	5,056	35,436	(155,250)	61,073
Income (Loss) from Discontinued Operations, Net of Tax	—	464	—	(5,557)	—	(5,093)

Net Income (Loss)	55,350	120,945	5,056	29,879	(155,250)	55,980
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	630	—	630

Net Income (Loss) Attributable to Iron Mountain Incorporated	$55,350	$120,945	$5,056	$29,249	$(155,250)	$55,350

Net Income (Loss)	$55,350	$120,945	$5,056	$29,879	$(155,250)	$55,980
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(2,343)	1,057	6,474	22,759	—	27,947

Total Other Comprehensive Income (Loss)	(2,343)	1,057	6,474	22,759	—	27,947

Comprehensive Income (Loss)	53,007	122,002	11,530	52,638	(155,250)	83,927
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,088	—	1,088

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$53,007	$122,002	$11,530	$51,550	$(155,250)	$82,839

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities-Continuing Operations	$(53,891)	$142,876	$5,183	$16,250	$—	$110,418
Cash Flows from Operating Activities-Discontinued Operations	—	8,146	—	773	—	8,919

Cash Flows from Operating Activities	(53,891)	151,022	5,183	17,023	—	119,337
Cash Flows from Investing Activities:
Capital expenditures	—	(32,028)	(2,262)	(17,918)	—	(52,208)
Cash paid for acquisitions, net of cash acquired	—	(4,971)	(58)	(29,676)	—	(34,705)
Intercompany loans to subsidiaries	132,655	(24,524)	—	—	(108,131)	—
Investment in subsidiaries	(1,000)	(1,000)	—	—	2,000	—
Investment in restricted cash	(2)	—	—	—	—	(2)
Additions to customer relationship and acquisition costs	—	(2,095)	(121)	(677)	—	(2,893)
Investment in joint ventures	—	—	—	(50)	—	(50)
Proceeds from sales of property and equipment and other, net	—	119	10	37	—	166

Cash Flows from Investing Activities-Continuing Operations	131,653	(64,499)	(2,431)	(48,284)	(106,131)	(89,692)
Cash Flows from Investing Activities-Discontinued Operations	—	(9,115)	—	(184)	—	(9,299)

Cash Flows from Investing Activities	131,653	(73,614)	(2,431)	(48,468)	(106,131)	(98,991)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(361,015)	(10,435)	(735)	(56,363)	—	(428,548)
Proceeds from revolving credit and term loan facilities and other debt	540,000	—	—	67,418	—	607,418
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	131	—	131
Intercompany loans from parent	—	(135,177)	(2,067)	29,113	108,131	—
Equity contribution from parent	—	1,000	—	1,000	(2,000)	—
Stock repurchases	(10,970)	—	—	—	—	(10,970)
Parent cash dividends	(37,514)	—	—	—	—	(37,514)
Proceeds from exercise of stock options and employee stock purchase plan	9,164	—	—	—	—	9,164
Excess tax benefits from stock-based compensation	1,017	—	—	—	—	1,017

Cash Flows from Financing Activities-Continuing Operations	(90,573)	(144,612)	(2,802)	41,299	106,131	(90,557)
Cash Flows from Financing Activities-Discontinued Operations	—	—	—	46	—	46

Cash Flows from Financing Activities	(90,573)	(144,612)	(2,802)	41,345	106,131	(90,511)
Effect of exchange rates on cash and cash equivalents	—	—	1,132	157	—	1,289

(Decrease) Increase in cash and cash equivalents	(12,811)	(67,204)	1,082	10,057	—	(68,876)
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$1,098	$54,380	$38,734	$95,605	$—	$189,817

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended March 31, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(40,455)	$100,211	$4,108	$15,195	$—	$79,059
Cash Flows from Operating Activities—Discontinued Operations	—	(2,415)	—	(1,760)	—	(4,175)

Cash Flows from Operating Activities	(40,455)	97,796	4,108	13,435	—	74,884
Cash Flows from Investing Activities:
Capital expenditures	—	(31,371)	(2,828)	(21,717)	—	(55,916)
Cash paid for acquisitions, net of cash acquired	—	(8,818)	—	—	—	(8,818)
Intercompany loans to subsidiaries	116,821	(19,330)	—	—	(97,491)	—
Investment in restricted cash	(2)	—	—	—	—	(2)
Additions to customer relationship and acquisition costs	—	(2,523)	(62)	(423)	—	(3,008)
Proceeds from sales of property and equipment and other, net	—	1,885	5	(37)	—	1,853

Cash Flows from Investing Activities—Continuing Operations	116,819	(60,157)	(2,885)	(22,177)	(97,491)	(65,891)
Cash Flows from Investing Activities—Discontinued Operations	—	(25)	—	(1,116)	—	(1,141)

Cash Flows from Investing Activities	116,819	(60,182)	(2,885)	(23,293)	(97,491)	(67,032)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(623,221)	(715)	(11,603)	—	(635,539)
Proceeds from revolving credit and term loan facilities and other debt	—	700,000	—	1,105	—	701,105
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	191	—	191
Intercompany loans from parent	—	(116,998)	(2,860)	22,367	97,491	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(43,180)	—	—	—	—	(43,180)
Proceeds from exercise of stock options and employee stock purchase plan	1,321	—	—	—	—	1,321
Excess tax benefits from stock-based compensation	190	—	—	—	—	190
Payment of debt financing costs	—	(93)	—	—	—	(93)

Cash Flows from Financing Activities—Continuing Operations	(79,721)	(40,312)	(3,575)	12,060	97,491	(14,057)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	(79,721)	(40,312)	(3,575)	12,021	97,491	(14,096)
Effect of exchange rates on cash and cash equivalents	—	—	1,623	3,069	—	4,692

Increase (Decrease) in cash and cash equivalents	(3,357)	(2,698)	(729)	5,232	—	(1,552)
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$71	$8,052	$68,178	$101,992	$—	$178,293

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Our operating segments and Corporate are described as follows:

  •
  North American Business—information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code.

  •
  International Business—information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and Hybrid Services. Our European operations provide Hard Copy, Data Protection and Hybrid Services throughout Europe and Destruction services are primarily provided in the United Kingdom and Ireland. Our Latin America operations provide Hard Copy, Data Protection, Destruction and Hybrid Services throughout Argentina, Brazil, Chile, Mexico and Peru. Our Asia Pacific operations provide Hard Copy, Data Protection, Destruction and Hybrid Services throughout Australia, with Hard Copy and Data Protection services also provided in certain cities in India, Singapore, Hong Kong-SAR and China.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended March 31, 2011
Total Revenues	$555,298	$190,711	$—	$746,009
Depreciation and Amortization	45,416	25,421	9,326	80,163
Depreciation	42,453	21,599	9,286	73,338
Amortization	2,963	3,822	40	6,825
Adjusted OIBDA	227,975	38,878	(49,554)	217,299
Total Assets(1)	4,310,523	1,792,908	384,173	6,487,604
Expenditures for Segment Assets	36,050	47,724	6,032	89,806
Capital Expenditures	28,785	17,391	6,032	52,208
Cash Paid for Acquisitions, Net of Cash acquired	5,029	29,676	—	34,705
Additions to Customer Relationship and Acquisition Costs	2,236	657	—	2,893
Three Months Ended March 31, 2012
Total Revenues	552,311	194,187	—	746,498
Depreciation and Amortization	44,514	25,407	8,087	78,008
Depreciation	41,396	20,701	8,052	70,149
Amortization	3,118	4,706	35	7,859
Adjusted OIBDA	226,349	43,559	(49,368)	220,540
Total Assets(1)	4,228,281	1,666,245	192,096	6,086,622
Expenditures for Segment Assets	39,336	20,294	8,112	67,742
Capital Expenditures	27,933	19,871	8,112	55,916
Cash Paid for Acquisitions, Net of Cash acquired	8,818	—	—	8,818
Additions to Customer Relationship and Acquisition Costs	2,585	423	—	3,008

(1)
Excludes all intercompany receivables or payables and investment in subsidiary balances.

        The accounting policies of the reportable segments are the same as those described in Note 2. Adjusted OIBDA for each segment is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net directly attributable to the segment. Internally, we use Adjusted OIBDA as the basis for evaluating the performance of, and allocating resources to, our operating segments.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended March 31,
	2011	2012
Adjusted OIBDA	$217,299	$220,540
Less: Depreciation and Amortization	80,163	78,008
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(464)	719
Interest Expense, Net	48,618	58,784
Other (Income) Expense, Net	(8,958)	(3,304)

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$97,940	$86,333

(8) Commitments and Contingencies

a.
Litigation

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $52,000 over the next several years.

b.
Patent Infringement Lawsuit

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff and seeks an unspecified amount of damages. The trial is scheduled to begin on March 4, 2013. As part of the sale of our Digital Business, discussed at Note 10, our Connected and LiveVault products were sold to Autonomy, and Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

c.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain benchmark commercial customers. Over the five years and six months ended March 31, 2012 we billed approximately $45,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011.

        We continue to review this matter and will provide the GSA and OIG with information regarding our pricing practices and the proposed pricing adjustment amount to be refunded. The GSA and OIG, however, may not agree with our determination of the refund amount and may request additional pricing adjustments, refunds, civil penalties, up to treble damages and/or interest related to our Schedules.

        In April 2012, the U.S. Government sent us a subpoena seeking information that substantially overlaps with the subjects that are covered by the voluntary disclosure process that we initiated with the GSA and OIG in June 2011, except that the subpoena seeks information dating back to 2000. Despite the substantial overlap, we understand that the subpoena relates to a separate inquiry, under the civil False Claims Act, that has been initiated independent of the GSA and OIG voluntary disclosure matter. We cannot determine at this time whether this separate inquiry will result in liability in addition to the amount that may be paid in connection with the voluntary disclosure to the OIG and GSA described above.

        Given the above, it is reasonably possible that an adjustment to our estimates may be required in the future as a result of updated facts and circumstances. To the extent that an adjustment to our estimates is necessary in a future period, we will assess, at that time, whether the adjustment is a result of a change in estimate or the correction of an error. A change in estimate would be reflected as an adjustment through the then-current period statement of operations. A correction of an error would require a quantitative and qualitative analysis to determine the approach to correcting the error. A correction of an error could be reflected in the then-current period statement of operations or as a restatement of prior period financial information, depending upon the underlying facts and circumstances and our quantitative and qualitative analysis.

d.
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

e.
Italy Fire

        We experienced a fire at a facility we lease in Aprilla, Italy on November 4, 2011. The cause of the fire is currently being investigated. The facility primarily stored archival and inactive business records for local area businesses.

        The leased facility, constructed in 2004, is one of approximately 1,000 facilities in our global portfolio and one of 10 facilities located in Italy. Despite quick response by local fire authorities, damage to the building was extensive, and the building was a total loss. We believe we carry adequate insurance and are in the process of assessing the impact of the fire but do not expect that this event will have a material impact to our consolidated financial condition, results of operations and cash flows.

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

(9) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of March 31, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2011 and in the first quarter of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations

Digital Operations

        On June 2, 2011, IMI completed the sale of the Digital Business to Autonomy pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to our Digital Business. The Digital Sale qualified as discontinued operations because (1) the remaining direct gross cash inflows and outflows of the Digital Business by IMI post-close are not expected to be significant in relation to the direct gross cash inflows and outflows absent the Digital Sale and (2) there is no significant continuing involvement because IMI does not retain the ability to influence the operating and financial policies of the Digital Business. As a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter has been referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Any change in the estimated amount of working capital adjustment will be recorded within gain (loss) on the sale of discontinued operations, net of tax within our consolidated statement of operations. Transaction costs relating to the Digital Sale amounted to $7,387 ($449 of such costs were unpaid as of March 31, 2012). Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale ($6,000 of such amount was unpaid as of March 31, 2012).

        The table below summarizes certain results of operations of the Digital Business for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Total Revenues	$46,678	$—

(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(3,586)	$755
(Benefit) Provision for Income Taxes	(1,116)	291

(Loss) Income from Discontinued Operations, Net of Tax	$(2,470)	$464

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and included in loss from discontinued operations amounted to $1,418 for three months ended March 31, 2011.

        The revenues and corresponding expenses associated with the above agreements are reflected in our continuing operating results. None of these services gives us the ability to influence the operating and financial policies of the Digital Business. We have concluded that the direct cash flows associated with these agreements are not significant because they are estimated to represent less than 5% of both direct cash inflows and outflows of the Digital Business for the one-year period subsequent to the Digital Sale, and, therefore, we have reported the Digital Business as discontinued operations in the accompanying consolidated financial statements for all periods presented. We will continue to assess the cash flows associated with these agreements and our conclusion that the Digital Business be reported as discontinued operations through one year after the Digital Sale.

New Zealand Business

        We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10,000. For all periods presented, the financial position, operating results and cash flows of the New Zealand Business, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        The table below summarizes certain results of operations of the New Zealand Business for the three months ended March 31, 2011:

Three Months Ended March 31, 2011
Total Revenues	$1,983

Loss Before Benefit for Income Taxes of Discontinued Operations	$(72)
Benefit for Income Taxes	—

Loss from Discontinued Operations, Net of Tax	$(72)

Italian Business

        We committed in December 2011 to a plan to sell the Italian Business and beginning in the fourth quarter of 2011, the Italian Business has been classified as held for sale and, for all periods presented, the financial position, operating results and cash flows of the Italian Business have been reported as discontinued operations for financial reporting purposes. We sold the Italian Business on April 27, 2012.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Italian Business for the three months ended March 31, 2011 and 2012:

	Three Months Ended March 31,
	2011	2012
Total Revenues	$4,283	$2,138

Loss Before Benefit for Income Taxes of Discontinued Operations	$(4,094)	$(6,124)
Benefit for Income Taxes	(79)	(567)

Loss from Discontinued Operations, Net of Tax	$(4,015)	$(5,557)

        The carrying amounts of the major classes of assets and liabilities of the Italian Business were as follows:

	December 31, 2011	March 31, 2012
Accounts receivable, net	$4,676	$4,731
Prepaid expenses and other	602	611

Current assets of discontinued operations	5,278	5,342
Other assets, net	1,978	1,952

Non-current assets of discontinued operations	1,978	1,952

Assets of discontinued operations	$7,256	$7,294

Current portion of long-term debt	$118	$102
Accounts payable	563	2,216
Accrued expenses	2,552	5,372
Deferred revenue	41	144

Current liabilities of discontinued operations	3,274	7,834
Other long-term liabilities	43	25

Non-current liabilities of discontinued operations	43	25

Liabilities of discontinued operations	$3,317	$7,859

(11) Subsequent Events

        In April 2012, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $80,000 ($77,000, net of cash acquired) in order to enhance our existing operations in the information management business in Brazil. Included in the purchase price is approximately $11,000 to be held in escrow. The amounts held in escrow include (1) approximately

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(11) Subsequent Events (Continued)

$3,000, which represents the amount of cash and cash equivalents the former owners of the business (the "Sellers") have represented to us that we acquired as part of the acquisition, which is payable to the Sellers upon the earlier of (a) 15 days subsequent to the confirmation of the cash amount by IMI or (b) 45 days subsequent to the closing date and (2) approximately $8,000, which represents amounts to secure a working capital adjustment and the indemnification obligations of the Sellers. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after payments described in either (1) and (2) above will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three months ended March 31, 2012 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for the three months ended March 31, 2012, included herein, and for the year ended December 31, 2011, included in our Annual Report on Form 10-K filed on February 28, 2012.

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other federal securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future stock repurchases and dividend payments, (2) expected target leverage ratio, and (3) expected internal revenue growth rate and capital expenditures for 2012. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (6) the cost or potential liabilities associated with real estate necessary for our business; (7) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (8) changes in the political and economic environments in the countries in which our international subsidiaries operate; (9) claims that our technology violates the intellectual property rights of a third party; (10) the impact of legal restrictions or limitations under stock repurchase plans on price, volume or timing of stock repurchases; (11) the impact of alternative, more attractive investments on dividends or stock repurchases; (12) our ability or inability to complete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (13) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report on Form 10-K filed on February 28, 2012. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

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

Reconciliation of Adjusted OIBDA to Operating Income, Income from Continuing Operations and Net Income (in thousands):

	Three Months Ended March 31,
	2011	2012
Adjusted OIBDA	$217,299	$220,540
Less: Depreciation and Amortization	80,163	78,008
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	(464)	719

Operating Income	137,600	141,813
Less: Interest Expense, Net	48,618	58,784
Other Income, Net	(8,958)	(3,304)
Provision for Income Taxes	16,764	25,260

Income from Continuing Operations	81,176	61,073
Loss from Discontinued Operations, Net of Tax	(6,557)	(5,093)
Net Income Attributable to Noncontrolling Interests	1,159	630

Net Income Attributable to Iron Mountain Incorporated	$73,460	$55,350

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

Reconciliation of FCF to Cash Flows from Operating Activities—Continuing Operations (in thousands):

	Three Months Ended March 31,
	2011	2012
Free Cash Flows before Acquisitions and Discretionary Investments	$58,378	$23,240
Add: Capital Expenditures (excluding real estate), net	49,147	52,811
Additions to Customer Relationship and Acquisitions Costs	2,893	3,008

Cash Flows From Operating Activities—Continuing Operations	$110,418	$79,059

Cash Flows From Investing Activities—Continuing Operations	$(89,692)	$(65,891)

Cash Flows From Financing Activities—Continuing Operations	$(90,557)	$(14,057)

Adjusted Earnings per Share from Continuing Operations ("Adjusted EPS")

        Adjusted EPS is defined as reported earnings per share from continuing operations excluding: (1) (gain) loss on the disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) other expense (income), net; and (4) the tax impact of reconciling items and discrete tax items. We do not believe these excluded items to be indicative of our ongoing operating results, and they are not considered when we are forecasting our future results. We believe Adjusted EPS is of value to investors when comparing our results from past, present and future periods.

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Three Months Ended March 31,
	2011	2012
Adjusted EPS—Fully Diluted from Continuing Operations	$0.28	$0.29
Less: (Gain) Loss on disposal/write-down of property, plant and equipment, net	—	—
Intangible Impairments	—	—
Other Expense (Income), net	(0.04)	(0.02)
Tax impact of reconciling items and discrete tax items	(0.08)	(0.04)

Reported EPS—Fully Diluted from Continuing Operations	$0.40	$0.35

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

  •
  Allowance for Doubtful Accounts and Credit Memos

  •
  Impairment of Tangible and Intangible Assets

  •
  Accounting for Internal Use Software

  •
  Income Taxes

  •
  Stock-Based Compensation

  •
  Self-Insured Liabilities

        Further detail regarding our critical accounting policies can be found in "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K and the consolidated financial statements and the notes included therein filed with the SEC on February 28, 2012. Management has determined that no material changes concerning our critical accounting policies have occurred since December 31, 2011.

Recent Accounting Pronouncements

        In September 2011, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2011-08, Intangibles—Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 allows, but does not require, entities to first assess qualitatively whether it is necessary to perform the two-step goodwill impairment test. If an entity believes, as a result of its qualitative assessment, that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the quantitative two-step impairment test is required; otherwise, no further testing is required. We adopted ASU 2011-08 as of January 1, 2012. The adoption of ASU 2011-08 did not have an impact on our consolidated financial position, results of operations or cash flows.

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three month period ended March 31, 2012 within each section.

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among Iron Mountain Incorporated ("IMI"), certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to our Digital Business. The financial position, operating results and cash flows of the Digital Business, for all periods presented in this Quarterly Report on Form 10-Q, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes. Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). Also, in December 2011, we committed to a plan to sell our records management business in Italy (the "Italian Business"), which we sold on April 27, 2012. The financial position, operating results and cash flows of the New Zealand Business and the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 to Notes to Consolidated Financial Statements.

        Our revenues consist of storage revenues as well as service revenues. Storage revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). A by-product of our secure shredding and destruction services is the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

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

        The expansion of our European and secure shredding businesses has impacted the major cost of sales components. Our European operations are more labor intensive than our North American business and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American business. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2011 results at the 2012 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended March 31,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.602	$1.571	(1.9)%
Canadian dollar	$1.014	$0.998	(1.6)%
Euro	$1.368	$1.311	(4.2)%

Results of Operations

        Comparison of Three Months Ended March 31, 2012 to Three Months Ended March 31, 2011 (in thousands):

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$746,009	$746,498	$489	0.1%
Operating Expenses	608,409	604,685	(3,724)	(0.6)%

Operating Income	137,600	141,813	4,213	3.1%
Other Expenses, Net	56,424	80,740	24,316	43.1%

Income from Continuing Operations	81,176	61,073	(20,103)	(24.8)%
Loss from Discontinued Operations, Net of Tax	(6,557)	(5,093)	1,464	22.3%

Net Income	74,619	55,980	(18,639)	(25.0)%
Net Income Attributable to Noncontrolling Interests	1,159	630	(529)	45.6%

Net Income Attributable to Iron Mountain Incorporated	$73,460	$55,350	$(18,110)	(24.7)%

Adjusted OIBDA(1)	$217,299	$220,540	$3,241	1.5%

Adjusted OIBDA Margin(1)	29.1%	29.5%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition, reconciliation and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended March 31,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage	$415,705	$425,341	$9,636	2.3%	3.1%	2.9%
Core Service	241,912	241,080	(832)	(0.3)%	0.5%	0.3%

Total Core Revenue	657,617	666,421	8,804	1.3%	2.2%	1.9%
Complementary Services	88,392	80,077	(8,315)	(9.4)%	(8.9)%	(8.9)%

Total Revenue	$746,009	$746,498	$489	0.1%	0.9%	0.6%

(1)
Constant currency growth rates are calculated by translating the 2011 results at the 2012 average exchange rates.

(2)
Our internal revenue growth rate represents the weighted average year-over-year growth rate of our revenues after removing the effects of acquisitions, divestitures and foreign currency exchange rate fluctuations. We calculate internal revenue growth in local currency for our international operations.

        Our consolidated storage revenues increased $9.6 million, or 2.3%, to $425.3 million for the three months ended March 31, 2012 from $415.7 million for the three months ended March 31, 2011. The increase is attributable to internal revenue growth of 2.9% for the three months ended March 31, 2012. Foreign currency exchange rate fluctuations decreased our storage revenue growth rate by approximately 0.8% for the three months ended March 31, 2012. Our storage internal growth rate in the first three months of 2012 was driven by sustained storage internal growth of 1.9% and 6.2% in our North America and International Business segments, respectively. Global records management net volumes increased by more than 1% over prior year levels, in-line with recent quarterly performance.

        Consolidated service revenues, consisting of core service and complementary services, decreased $9.1 million, or 2.8%, to $321.2 million for the three months ended March 31, 2012 from $330.3 million for the three months ended March 31, 2011. Service revenue internal growth was negative 2.2% for the three months ended March 31, 2012. The service revenue internal growth for the three months ended March 31, 2012 was driven by negative complementary service revenue internal growth of 8.9%, due primarily to the significant decrease in recycled paper prices in the first quarter of 2012 compared to the same prior year period, which resulted in $4.9 million less of recycled paper revenue. This decline was partially offset by strong hybrid revenue growth and increased project revenues. Core service internal growth was 0.3% due to expected declines in activity-based core services, particularly in North America, consistent with prior quarters. Foreign currency exchange rate fluctuations decreased reported service revenues by 0.8% for the three months ended March 31, 2012 over the same period in 2011.

        For the reasons stated above, our consolidated revenues increased $0.5 million, or 0.1%, to $746.5 million for the three months ended March 31, 2012 from $746.0 million for the three months ended March 31, 2011. Internal revenue growth was 0.6% for the three months ended March 31, 2012. We calculate internal revenue growth in local currency for our international operations. For the three months ended March 31, 2012, foreign currency exchange rate fluctuations decreased our consolidated revenues by 0.8%, primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods.

Internal Growth—Eight-Quarter Trend

	2010			2011				2012
	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter
Storage Revenue	3.7%	2.3%	2.3%	3.0%	2.8%	3.3%	3.3%	2.9%
Service Revenue	2.4%	3.9%	1.1%	(0.1)%	1.2%	1.8%	(1.4)%	(2.2)%
Total Revenue	3.1%	3.0%	1.8%	1.6%	2.1%	2.6%	1.2%	0.6%

        We expect our consolidated internal revenue growth rate for 2012 to be approximately (1)% to 2%. During the past eight quarters our storage internal growth rate has ranged between 2.3% and 3.7%. Our storage growth rate moderated in late 2009 and into 2010 due to the economic downturn, which resulted in reduced average net pricing gains in North America due to the low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American Business segment. These impacts were offset by new sales in international markets. Our storage growth rate in 2011 and into 2012 was driven by continued solid storage growth in the International Business segment and sustained growth in our North American Business segment. The internal revenue growth rate for service revenue is inherently more volatile than the storage revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The revenue internal growth rate for service revenues reflects the following: (1) moderate declines in activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in North America; (2) the expected softness in our complementary service revenues, such as project revenues and fulfillment services; and (3) fluctuations in the price of recycled paper, which increased during the first half of fiscal year 2011 and began a sharp decline at the end of 2011 and into 2012, and higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended March 31,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$148,270	$152,805	$4,535	3.1%	4.1%	19.9%	20.5%	0.6%
Facilities	112,367	106,012	(6,355)	(5.7)%	(4.9)%	15.1%	14.2%	(0.9)%
Transportation	30,862	31,393	531	1.7%	2.4%	4.1%	4.2%	0.1%
Product Cost of Sales and Other	24,456	25,088	632	2.6%	3.8%	3.3%	3.4%	0.1%

	$315,955	$315,298	$(657)	(0.2)%	0.7%	42.4%	42.2%	(0.2)%

Labor

        Labor expense increased to 20.5% of consolidated revenues in the three months ended March 31, 2012 compared to 19.9% in the comparable prior year period. Labor expense for the three months ended March 31, 2012 increased by 4.1%, on a constant currency basis, compared to the three months ended March 31, 2011, primarily due to merit increases and the reclassification of certain overhead expenses to cost of sales. For the three month period ended March 31, 2012, favorable currency rate changes reduced the reported growth rate of labor expenses by 1.0 percentage point.

Facilities

        Facilities costs decreased to 14.2% of consolidated revenues in the three months ended March 31, 2012 compared to 15.1% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by $1.5 million to $50.7 million for the three months ended March 31, 2012 compared to the same period of 2011 primarily due to facility consolidations in North America in fiscal year 2011. Other facilities costs decreased by approximately $3.9 million, in constant currency terms, for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to decreased building maintenance costs of $2.8 million, as well as reduced utilities, snow removal and other facility costs. Facilities costs were favorably impacted by 0.8 percentage points due to currency rate changes during the three months ended March 31, 2012.

Transportation

        Transportation expenses increased by $0.7 million in constant currency terms during the three months ended March 31, 2012 compared to the same period in 2011 as a result of increased fuel costs. Transportation expenses were favorably impacted by 0.7 percentage points due to currency rate changes during the three months ended March 31, 2012.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the three months ended March 31, 2012, product cost of sales and other increased by $0.6 million as compared to the prior year on an actual basis and is correlated to higher project revenues. These costs were favorably impacted by 1.2 percentage points due to currency rate changes during the three months ended March 31, 2012.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

				Percentage Change
	Three Months Ended March 31,					% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$122,194	$126,806	$4,612	3.8%	4.6%	16.4%	17.0%	0.6%
Sales, Marketing & Account Management	60,235	57,967	(2,268)	(3.8)%	(3.0)%	8.1%	7.8%	(0.3)%
Information Technology	28,191	24,162	(4,029)	(14.3)%	(13.7)%	3.8%	3.2%	(0.6)%
Bad Debt Expense	2,135	1,725	(410)	(19.2)%	(18.6)%	0.3%	0.2%	(0.1)%

	$212,755	$210,660	$(2,095)	(1.0)%	(0.2)%	28.5%	28.2%	(0.3)%

General and Administrative

        General and administrative expenses increased to 17.0% of consolidated revenues during the three months ended March 31, 2012 compared to 16.4% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $5.6 million during the three months ended March 31, 2012 compared to the same period in 2011. The increase was primarily attributable to increased stock-based compensation expense of $5.4 million, as well as increased legal and professional fees of $2.0 million and merit increases, partially offset by the reclassification of certain overhead expenses to cost of sales. General and administrative expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the three months ended March 31, 2012.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.8% of consolidated revenues during the three months ended March 31, 2012 compared to 8.1% in the comparable prior year period. In constant currency terms, the decrease of $1.8 million during the three months ended March 31, 2012 compared to the same period in 2011 is primarily due to a $1.5 million decrease in commissions expense within our North American Business segment. Sales, marketing and account management expenses were favorably impacted by 0.8 percentage points due to currency rate changes during the three months ended March 31, 2012.

Information Technology

        In constant currency terms, information technology expenses decreased $3.8 million during the three months ended March 31, 2012 compared to the same period in 2011 primarily due to decreased compensation expenses of $2.8 million, as well as, decreased professional fees of $0.4 million. Information technology expenses were favorably impacted by 0.6 percentage points due to currency rate changes during the three months ended March 31, 2012.

Bad Debt Expense

        Consolidated bad debt expense for the three months ended March 31, 2012 decreased $0.4 million, or 19.2%, to $1.7 million (0.2% of consolidated revenues) compared to $2.1 million (0.3% of consolidated revenues) in the same period in 2011. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $3.2 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, consisting of $2.3 million within our North American Business and Corporate segments associated with information technology assets reaching the end of their useful life and $0.9 million in our International Business segment primarily related to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom.

        Amortization expense increased $1.0 million for the three months ended March 31, 2012 compared to the three months ended March 31, 2011, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated loss on disposal/write-down of property, plant and equipment, net of $0.7 million for the three months ended March 31, 2012 consisted primarily of write-offs associated with our European and Latin American operations. Consolidated gain on disposal/write-down of property, plant and equipment, net of $0.5 million for the three months ended March 31, 2011 consisted primarily of gains related to vehicle dispositions in North America.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $4.2 million, or 3.1%, to $141.8 million (19.0% of consolidated revenues) for the three months ended March 31, 2012 from $137.6 million (18.4% of consolidated revenues) for the three months ended March 31, 2011 and (2) consolidated Adjusted OIBDA increased $3.2 million, or 1.5%, to $220.5 million (29.5% of consolidated revenues) for the three months ended March 31, 2012 from $217.3 million (29.1% of consolidated revenues) for the three months ended March 31, 2011.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $10.2 million to $58.8 million (7.9% of consolidated revenues) for the three months ended March 31, 2012 from $48.6 million (6.5% of consolidated revenues) for the three months ended March 31, 2011, primarily due to the issuance of $400.0 million in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019") in September 2011, which was partially offset by the early retirement of $231.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during early 2011. Our weighted average interest rate was 6.7% and 6.6% at March 31, 2012 and March 31, 2011, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended March 31,
			Dollar Change
	2011	2012
Foreign currency transaction (gains) losses, net	$(3,096)	$(2,575)	$521
Debt extinguishment (income) expense, net	(850)	—	850
Other, net	(5,012)	(729)	4,283

	$(8,958)	$(3,304)	$5,654

        Net foreign currency transaction gains of $2.6 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2012. Gains resulted primarily from changes in the exchange rate of each of the British pound sterling, Euro, Russian ruble and Australian dollar against the U.S. dollar compared to December 31, 2011, as these currencies relate to our intercompany balances with and between our European and Australian subsidiaries, which were partially offset by losses as a result of British pound sterling denominated debt and forward currency swap contracts and Euro denominated bonds issued by IMI.

        Net foreign currency transaction gains of $3.1 million, based on period-end exchange rates, were recorded in the three months ended March 31, 2011. Gains resulted primarily from changes in the exchange rate of each of the British pound sterling, Euro, Russian ruble and Australian dollar against the U.S. dollar compared to December 31, 2010, as these currencies relate to our intercompany balances with and between our European and Australian subsidiaries, which were partially offset by losses as a result of British pound sterling denominated debt and forward foreign currency swap contracts and Euro denominated bonds issued by IMI.

        We recorded a gain of approximately $0.9 million in the first quarter of 2011 related to the early extinguishment of $231.3 million of the 7 3/4% Notes due 2015 that were redeemed. This gain consists of original issue premiums, net of deferred financing costs related to our 7 3/4% Notes due 2015 that were redeemed.

        Other, net in the three months ended March 31, 2012 consists primarily of $0.8 million of gains related to certain marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the three months ended March 31, 2011 consists primarily of a $4.7 million gain associated with the fair valuing of the 20% equity interest that we previously held associated with our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

Provision for Income Taxes

        Our effective tax rates for the three months ended March 31, 2011 and 2012 were 17.1% and 29.3%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three months ended March 31, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate by 12.6%. In addition, the recognition of certain previously unrecognized tax benefits due to settlements with tax authorities in various jurisdictions reduced the 2011 tax rate by 2.0%. During the three months ended March 31, 2012, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2012 effective tax rate by 8.9%.

        We provide for income taxes during interim periods based on our estimate of the effective tax rate for the year. Discrete items and changes in our estimate of the annual effective tax rate are recorded in the period they occur. Our effective tax rate is subject to variability in the future due to, among other items: (1) changes in the mix of income from foreign jurisdictions; (2) tax law changes; (3) volatility in foreign exchange gains (losses); (4) the timing of the establishment and reversal of tax reserves; and (5) our ability to utilize foreign tax credits that we generate. We are subject to income taxes in the U.S. and numerous foreign jurisdictions. We are subject to examination by various tax authorities in jurisdictions in which we have significant business operations. We regularly assess the likelihood of additional assessments by tax authorities and provide for these matters as appropriate. Although we believe our tax estimates are appropriate, the final determination of tax audits and any related litigation could result in changes in our estimates.

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, consolidated income from continuing operations for the three months ended March 31, 2012 decreased $20.1 million, or 24.8%, to $61.1 million (8.2% of consolidated revenues) from income from continuing operations of $81.2 million (10.9% of consolidated revenues) for the three months ended March 31, 2011.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF TAX

        Loss from discontinued operations, net of tax was $(6.6) million and $(5.1) million for the three months ended March 31, 2011 and 2012, respectively.

NONCONTROLLING INTERESTS

        For the three months ended March 31, 2011 and 2012, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $1.2 million and $0.6 million, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

Segment Analysis (in thousands)

        Our reportable operating segments are North American Business, International Business and Corporate. See Note 7 to Notes to Consolidated Financial Statements. Our North American Business segment offers information management services throughout the United States and Canada, including the storage of paper documents, as well as other media such as microfilm and microfiche, master audio and videotapes, film, X-rays and blueprints, including healthcare information services, vital records services, service and courier operations, and the collection, handling and disposal of sensitive documents for corporate customers ("Hard Copy"); the storage and rotation of backup computer media as part of corporate disaster recovery plans, including service and courier operations ("Data Protection"); information destruction services ("Destruction"); the scanning, imaging and document conversion services of active and inactive records ("Hybrid Services"); the storage, assembly, and detailed reporting of customer marketing literature and delivery to sales offices, trade shows and prospective customers' sites based on current and prospective customer orders ("Fulfillment"); and technology escrow services that protect and manage source code. Our International Business segment offers information management services throughout Europe, Latin America and Asia Pacific, including Hard Copy, Data Protection, Destruction and Hybrid Services. Corporate consists of costs related to executive and staff functions, including finance, human resources and information technology, which benefit the enterprise as a whole. These costs are primarily related to the general management of these functions on a corporate level and the design and development of programs, policies and procedures that are then implemented in the individual segments, with each segment bearing its own cost of implementation. Corporate also includes stock-based employee compensation expense associated with all employee stock-based awards.

North American Business

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$555,298	$552,311	$(2,987)	(0.5)%	(0.4)%	(0.4)%

Segment Adjusted OIBDA(1)	$227,975	$226,349	$(1,626)	(0.7)%	(0.5)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	41.1%	41.0%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three months ended March 31, 2012, revenue in our North American Business segment decreased 0.5% over the three months ended March 31, 2011, primarily due to negative internal growth of 0.4%. The negative internal growth was driven by negative core service internal growth of 0.6%, primarily a result of lower service and activity levels, and negative complementary service revenue internal growth of 10.3%, which was primarily a result of a decrease in the price of recycled paper, partially offset by storage revenue internal growth of 1.9% related to increased new sales and lower volume outflows. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.2% for the first three months of 2012. Adjusted OIBDA as a percentage of segment revenue remained consistent in the first three months of 2012 compared to the first three months of 2011.

International Business

				Percentage Change
	Three Months Ended March 31,
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$190,711	$194,187	$3,476	1.8%	4.6%	3.7%

Segment Adjusted OIBDA(1)	$38,878	$43,559	$4,681	12.0%	15.3%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.4%	22.4%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Business segment increased 1.8% during the three months ended March 31, 2012 over the same period last year due to internal growth of 3.7%. Foreign currency fluctuations in 2012, primarily in Europe, resulted in decreased 2012 revenue, as measured in U.S. dollars, of approximately 2.8% as compared to 2011. Total internal revenue growth for the segment for the three months ended March 31, 2012 was supported by solid 6.2% storage internal growth and total service internal growth of 0.9%. Acquisitions contributed 0.9% of the increase in total reported international revenues in the three months ended March 31, 2012, primarily due to our acquisition in Poland in the first quarter of 2011. Adjusted OIBDA as a percentage of segment revenue increased in the three months ended March 31, 2012 compared to the comparable prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended March 31,
			Dollar Change	Percentage Change
	2011	2012
Segment Adjusted OIBDA(1)	$(49,554)	$(49,368)	$186	0.4%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.6)%	(6.6)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three months ended March 31, 2012, expenses in the Corporate segment as a percentage of consolidated revenue were consistent with the three months ended March 31, 2011, as increased stock-based compensation expense of $5.4 million was offset by reduced information technology expenses of $3.1 million, as well as, reduced professional fees.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the three months ended March 31,

	2011	2012
Cash flows from operating activities—continuing operations	$110,418	$79,059
Cash flows from investing activities—continuing operations	(89,692)	(65,891)
Cash flows from financing activities—continuing operations	(90,557)	(14,057)
Cash and cash equivalents at the end of period	189,817	178,293

        Net cash provided by operating activities from continuing operations was $79.1 million for the three months ended March 31, 2012 compared to $110.4 million for the three months ended March 31, 2011. The 28.4% decrease resulted primarily from an increase in cash used in working capital of $22.3 million and a decrease in net income, excluding non-cash charges, of $12.0 million, partially offset by a decrease in realized foreign exchange losses of $3.0 million over the same period last year. Uses of working capital are primarily related to higher cash payments for incentive compensation and taxes in the three months ended March 31, 2012 compared to the same period in 2011.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the three months ended March 31, 2012 amounted to $55.9 million, $8.8 million and $3.0 million, respectively. For the three months ended March 31, 2012, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities from continuing operations and cash equivalents on hand. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $220.0 million in the year ending December 31, 2012. Included in our estimated capital expenditures for 2012 is approximately $25.0 million of real estate purchases (inclusive of data warehousing capital spend).

        Net cash used in financing activities from continuing operations was $14.1 million for the three months ended March 31, 2012. During the three months ended March 31, 2012, we received net borrowings under our revolving credit and term loan facilities and other debt of $65.6 million and $1.3 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand to repurchase $38.1 million of our common stock and to pay dividends in the amount of $43.2 million on our common stock.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of March 31, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first three months of 2012:

	2012
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$100,701
Additional Authorizations		—
Repurchases paid	1,103,149	(34,666)
Repurchases unsettled		—

Authorization remaining as of March 31,		$66,035

(1)
Amount excludes commissions paid associated with share repurchases.

        In February 2010, our board of directors adopted a dividend policy under which we intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In fiscal year 2011 and in the first quarter of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in thousands)	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled our commitment to returning $1.2 billion of capital to stockholders by May 2012. We expect to fund future payouts with cash flows from operations and borrowings under existing and potentially additional debt instruments. With regard to our levels of indebtedness, we plan to operate around the mid-point of our target leverage ratio range of 3x—4x EBITDA (as defined in our revolving credit facility).

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of March 31, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $50.0 million. As of March 31, 2012, our cash and cash equivalents and restricted cash balance was $213.4 million, including a money market fund and time deposits amounting to $166.3 million. A substantial portion of the money market fund is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of March 31, 2012 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$190,000
Term Loan Facility(1)	481,250
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	240,210
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)	318,147
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	175,245
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,813
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	338,508
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,389
Real Estate Mortgages, Capital Leases and Other	212,114

Total Long-term Debt	3,453,676
Less Current Portion	(63,229)

Long-term Debt, Net of Current Portion	$3,390,447

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

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollar, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500.0 million term loan facility (the "Term Loan Facility", and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, IME, Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ended	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of March 31, 2012, we had $190.0 million of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $6.2 million. The remaining availability on March 31, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA"), and other adjustments as defined in the Credit Agreement and current external debt, under the Revolving Credit Facility was $528.8 million. The interest rate in effect under the both the Revolving Credit Facility and Term Loan Facility was 2.3% as of March 31, 2012.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.5 as of December 31, 2011 and March 31, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.5 as of December 31, 2011 and March 31, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 as of both December 31, 2011 and March 31, 2012 compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In April 2012, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $80.0 million ($77.0 million, net of cash acquired) in order to enhance our existing operations in the information management business in Brazil. Included in the purchase price is approximately $11.0 million to be held in escrow. The amounts held in escrow include (1) approximately $3.0 million, which represents the amount of cash and cash equivalents the former owners of the business (the "Sellers") have represented to us that we acquired as part of the acquisition, which is payable to the Sellers upon the earlier of (a) 15 days subsequent to the confirmation of the cash amount by IMI or (b) 45 days subsequent to the closing date and (2) approximately $8.0 million, which represents amounts to secure a working capital adjustment and the indemnification obligations of the Sellers. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after payments described in either (1) or (2) above will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

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

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which begin to expire in 2020 through 2025, of $25.9 million ($9.0 million, tax effected) at March 31, 2012 to reduce future federal taxable income. We have an asset for state net operating losses of $7.9 million (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40.3 million, with various expiration dates, subject to a valuation allowance of approximately 69%. We also have foreign tax credits of $56.6 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of March 31, 2012 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K filed on February 28, 2012, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2011, because we failed to maintain effective controls over the identification and monitoring of price reduction clauses in certain U.S. government customer contracts. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of our unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

        Our management, with the participation of our principal executive officer and principal financial officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements.

        During the three months ended March 31, 2012, we have continued to undertake actions to remediate the material weakness in our internal control over financial reporting identified at the end of 2011. These actions include appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting including:

  •
  Hiring a government contract compliance specialist;

  •
  Developing and implementing a process to appropriately identify government contracts with price reduction clauses; and

  •
  Developing and implementing procedures to track and monitor benchmark pricing and calculating any related price reductions under these contracts.

        We have begun our remediation efforts and we expect these efforts, which include design, implementation and testing, to continue throughout fiscal year 2012. We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

        Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

        In August 2010, we were named as a defendant in a patent infringement suit filed in the U.S. District Court for the Eastern District of Texas by Oasis Research, LLC. The plaintiff alleges that the technology found in our Connected and LiveVault products infringed certain U.S. patents owned by the plaintiff and seeks an unspecified amount of damages. The trial is scheduled to begin on March 4, 2013. As part of the sale of our Digital Business as discussed at Note 10, our Connected and LiveVault products were sold to Autonomy, and Autonomy has assumed this obligation and the defense of this litigation and has agreed to indemnify us against any losses.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        There were no sales of unregistered securities for the three months ended March 31, 2012. The following table sets forth our common stock repurchased for the three months ended March 31, 2012:

Issuer Purchases of Equity Securities

Period(1)	Total Number of Shares Purchased(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(3)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs(4) (In Thousands)
January 1, 2012 - January 31, 2012	1,103,149	$31.42	1,103,149	$66,035
February 1, 2012 - February 29, 2012	—	$—	—	$66,035
March 1, 2012 - March 31, 2012	—	$—	—	$66,035

Total	1,103,149	$31.42	1,103,149

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

(4)
Dollar amounts represented reflect the $1.2 billion total authorization minus the total aggregate amount purchased in such month and all prior months during which the repurchase program was in effect and exclude commissions paid in connection therewith.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
10.1	The Iron Mountain Companies Severance Plan. (#) (Incorporated by reference to the Company's Current Report on Form 8-K, dated March 13, 2012.)
10.2	Amended and Restated Severance Plan Severance Program No. 1. (#) (Filed herewith.)
10.3	Restated Compensation Plan for Non-Employee Directors. (#) (Filed herewith.)
10.4
Addendum, dated March 19, 2012 to the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, together with the Contract of Employment between Iron Mountain BPM International Sarl and Marc Duale, dated September 29, 2011, the Agreement Regarding the Suspension of the Employment Contract, effective September 30, 2011 and the Terms and Conditions for the Office of Director (Gerant) between Iron Mountain BPM SPRL and Marc Duale, dated October 1, 2011. (#) (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
May 10, 2012	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)