Form 10-Q
period 2012-06-30
IRON MOUNTAIN INC
filed 2012-08-01
CIK 1020569

Use these links to rapidly review the document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

        Number of shares of the registrant's Common Stock outstanding as of July 23, 2012: 171,639,223

IRON MOUNTAIN INCORPORATED

Part I. Financial Information

Item 1.    Unaudited Consolidated Financial Statements

IRON MOUNTAIN INCORPORATED

CONSOLIDATED BALANCE SHEETS

(In Thousands, except Share and Per Share Data)

(Unaudited)

	December 31, 2011	June 30, 2012
ASSETS
Current Assets:
Cash and cash equivalents	$179,845	$170,230
Restricted cash	35,110	36,612
Accounts receivable (less allowances of $23,277 and $24,318 as of December 31, 2011 and June 30, 2012, respectively)	543,467	572,377
Deferred income taxes	43,235	14,446
Prepaid expenses and other	105,537	97,489
Assets of discontinued operations	7,256	—

Total Current Assets	914,450	891,154
Property, Plant and Equipment:
Property, plant and equipment	4,232,594	4,255,559
Less—Accumulated depreciation	(1,825,511)	(1,879,212)

Property, Plant and Equipment, net	2,407,083	2,376,347
Other Assets, net:
Goodwill	2,254,268	2,321,810
Customer relationships and acquisition costs	410,149	447,197
Deferred financing costs	35,798	32,907
Other	19,510	17,797

Total Other Assets, net	2,719,725	2,819,711

Total Assets	$6,041,258	$6,087,212

LIABILITIES AND EQUITY
Current Liabilities:
Current portion of long-term debt	$73,320	$62,837
Accounts payable	156,381	136,666
Accrued expenses	418,831	378,368
Deferred revenue	197,181	202,855
Liabilities of discontinued operations	3,317	—

Total Current Liabilities	849,030	780,726
Long-term Debt, net of current portion	3,280,268	3,430,157
Other Long-term Liabilities	53,169	61,501
Deferred Rent	97,177	96,440
Deferred Income Taxes	507,358	468,064
Commitments and Contingencies (see Note 8)
Equity:
Iron Mountain Incorporated Stockholders' Equity:
Preferred stock (par value $0.01; authorized 10,000,000 shares; none issued and outstanding)	—	—
Common stock (par value $0.01; authorized 400,000,000 shares; issued and outstanding 172,140,966 shares and 171,635,277 shares as of December 31, 2011 and June 30, 2012, respectively)	1,721	1,716
Additional paid-in capital	343,603	332,369
Retained earnings	902,567	906,811
Accumulated other comprehensive items, net	(2,203)	(1,285)

Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,239,611

Noncontrolling Interests	8,568	10,713

Total Equity	1,254,256	1,250,324

Total Liabilities and Equity	$6,041,258	$6,087,212

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, except Per Share Data)

(Unaudited)

	Three Months Ended June 30,
	2011	2012
Revenues:
Storage rental	$419,146	$433,436
Service	339,405	318,729

Total Revenues	758,551	752,165
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	307,577	313,060
Selling, general and administrative	223,389	203,515
Depreciation and amortization	78,868	77,510
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(220)	(607)

Total Operating Expenses	609,614	593,478
Operating Income (Loss)	148,937	158,687
Interest Expense, Net (includes Interest Income of $493 and $810 for the three months ended June 30, 2011 and 2012, respectively)	48,604	58,216
Other Expense (Income), Net	2,621	10,066

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	97,712	90,405
Provision (Benefit) for Income Taxes	30,252	48,964

Income (Loss) from Continuing Operations	67,460	41,441
Income (Loss) from Discontinued Operations, Net of Tax	(7,762)	(639)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	193,349	(1,885)

Net Income (Loss)	253,047	38,917
Less: Net Income (Loss) Attributable to Noncontrolling Interests	363	862

Net Income (Loss) Attributable to Iron Mountain Incorporated	$252,684	$38,055

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.33	$0.24

Total Income (Loss) from Discontinued Operations	$0.92	$(0.01)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.25	$0.22

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.33	$0.24

Total Income (Loss) from Discontinued Operations	$0.91	$(0.01)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.24	$0.22

Weighted Average Common Shares Outstanding—Basic	201,653	171,296

Weighted Average Common Shares Outstanding—Diluted	203,311	172,231

Dividends Declared per Common Share	$0.2500	$0.2700

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)

(In Thousands, except Per Share Data)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Revenues:
Storage rental	$834,851	$858,777
Service	669,709	639,886

Total Revenues	1,504,560	1,498,663
Operating Expenses:
Cost of sales (excluding depreciation and amortization)	623,532	628,358
Selling, general and administrative	436,144	414,175
Depreciation and amortization	159,031	155,518
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(684)	112

Total Operating Expenses	1,218,023	1,198,163
Operating Income (Loss)	286,537	300,500
Interest Expense, Net (includes Interest Income of $1,044 and $1,355 for the six months ended June 30, 2011 and 2012, respectively)	97,222	117,000
Other (Income) Expense, Net	(6,337)	6,762

Income (Loss) from Continuing Operations Before Provision (Benefit) for Income Taxes	195,652	176,738
Provision (Benefit) for Income Taxes	47,016	74,224

Income (Loss) from Continuing Operations	148,636	102,514
Income (Loss) from Discontinued Operations, Net of Tax	(14,319)	(5,732)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	193,349	(1,885)

Net Income (Loss)	327,666	94,897
Less: Net Income (Loss) Attributable to Noncontrolling Interests	1,522	1,492

Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,144	$93,405

Earnings (Losses) per Share—Basic:
Income (Loss) from Continuing Operations	$0.74	$0.60

Total Income (Loss) from Discontinued Operations	$0.89	$(0.04)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.62	$0.55

Earnings (Losses) per Share—Diluted:
Income (Loss) from Continuing Operations	$0.73	$0.60

Total Income (Loss) from Discontinued Operations	$0.89	$(0.04)

Net Income (Loss) Attributable to Iron Mountain Incorporated	$1.61	$0.54

Weighted Average Common Shares Outstanding—Basic	200,941	171,308

Weighted Average Common Shares Outstanding—Diluted	202,281	172,227

Dividends Declared per Common Share	$0.4375	$0.5200

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In Thousands)

(Unaudited)

	Three Months Ended June 30,
	2011	2012
Net Income (Loss)	$253,047	$38,917
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	18,996	(26,845)

Total Other Comprehensive Income (Loss)	18,996	(26,845)

Comprehensive Income (Loss)	272,043	12,072
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	558	588

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$271,485	$11,484

	Six Months Ended June 30,
	2011	2012
Net Income (Loss)	$327,666	$94,897
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	41,474	1,102

Total Other Comprehensive Income (Loss)	41,474	1,102

Comprehensive Income (Loss)	369,140	95,999
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	1,677	1,676

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$367,463	$94,323

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF EQUITY

(In Thousands, except Share Data)

(Unaudited)

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2010	$1,952,865	200,064,066	$2,001	$1,228,655	$685,310	$29,482	$7,417
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $57	79,493	3,191,546	32	79,461	—	—	—
Stock repurchases	(260,970)	(384,169)	(4)	(260,966)	—	—	—
Parent cash dividends declared	(88,225)	—	—	—	(88,225)	—	—
Currency translation adjustment	41,474	—	—	—	—	41,319	155
Net income (loss)	327,666	—	—	—	326,144	—	1,522
Noncontrolling interests equity contributions	217	—	—	—	—	—	217
Noncontrolling interests dividends	(808)	—	—	—	—	—	(808)

Balance, June 30, 2011	$2,051,712	202,871,443	$2,029	$1,047,150	$923,229	$70,801	$8,503

		Iron Mountain Incorporated Stockholders' Equity
		Common Stock				Accumulated Other Comprehensive Items, Net
				Additional Paid-in Capital	Retained Earnings		Noncontrolling Interests
	Total	Shares	Amounts
Balance, December 31, 2011	$1,254,256	172,140,966	$1,721	$343,603	$902,567	$(2,203)	$8,568
Issuance of shares under employee stock purchase plan and option plans and stock-based compensation, including tax benefit of $254	23,449	597,460	6	23,443	—	—	—
Stock repurchases	(34,688)	(1,103,149)	(11)	(34,677)	—	—	—
Parent cash dividends declared	(89,161)	—	—	—	(89,161)	—	—
Currency translation adjustment	1,102	—	—	—	—	918	184
Net income (loss)	94,897	—	—	—	93,405	—	1,492
Noncontrolling interests equity contributions	46	—	—	—	—	—	46
Noncontrolling interests dividends	(577)	—	—	—	—	—	(577)
Parent purchase of noncontrolling interests	1,000	—	—	—	—	—	1,000

Balance, June 30, 2012	$1,250,324	171,635,277	$1,716	$332,369	$906,811	$(1,285)	$10,713

The accompanying notes are an integral part of these consolidated financial statements.

IRON MOUNTAIN INCORPORATED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

(Unaudited)

	Six Months Ended June 30,
	2011	2012
Cash Flows from Operating Activities:
Net income (loss)	$327,666	$94,897
Loss (Income) from discontinued operations	14,319	5,732
(Gain) Loss on sale of discontinued operations	(193,349)	1,885
Adjustments to reconcile net income (loss) to cash flows from operating activities:
Depreciation	145,158	139,755
Amortization (includes deferred financing costs and bond discount of $2,857 and $3,444, for the six months ended June 30, 2011 and 2012, respectively)	16,730	19,207
Stock-based compensation expense	8,039	16,117
Provision (Benefit) for deferred income taxes	2,376	(38,699)
Loss on early extinguishment of debt, net	993	—
(Gain) Loss on disposal/write-down of property, plant and equipment, net	(684)	112
Foreign currency transactions and other, net	(6,161)	7,249
Changes in Assets and Liabilities (exclusive of acquisitions):
Accounts receivable	(36,010)	(24,461)
Prepaid expenses and other	(10,475)	23,943
Accounts payable	3,025	(4,043)
Accrued expenses and deferred revenue	(27,423)	(24,903)
Other assets and long-term liabilities	(2,991)	64

Cash Flows from Operating Activities—Continuing Operations	241,213	216,855
Cash Flows from Operating Activities—Discontinued Operations	1,844	(4,665)

Cash Flows from Operating Activities	243,057	212,190
Cash Flows from Investing Activities:
Capital expenditures	(99,184)	(107,361)
Cash paid for acquisitions, net of cash acquired	(75,172)	(107,290)
Investment in restricted cash	(3)	(1,502)
Additions to customer relationship and acquisition costs	(11,077)	(8,144)
Investment in joint ventures	(458)	—
Proceeds from sales of property and equipment and other, net	29	1,862

Cash Flows from Investing Activities—Continuing Operations	(185,865)	(222,435)
Cash Flows from Investing Activities—Discontinued Operations	376,352	(6,136)

Cash Flows from Investing Activities	190,487	(228,571)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(1,593,705)	(1,768,694)
Proceeds from revolving credit and term loan facilities and other debt	1,676,069	1,888,264
Early retirement of senior subordinated notes	(231,255)	—
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	480	385
Stock repurchases	(260,970)	(38,052)
Parent cash dividends	(75,044)	(85,971)
Proceeds from exercise of stock options and employee stock purchase plan	69,501	11,029
Excess tax benefits from stock-based compensation	57	254
Payment of debt financing costs	(8,217)	(93)

Cash Flows from Financing Activities—Continuing Operations	(423,084)	7,122
Cash Flows from Financing Activities—Discontinued Operations	(411)	(39)

Cash Flows from Financing Activities	(423,495)	7,083
Effect of Exchange Rates on Cash and Cash Equivalents	2,682	(317)

Increase (Decrease) in Cash and Cash Equivalents	12,731	(9,615)
Cash and Cash Equivalents, Beginning of Period	258,693	179,845

Cash and Cash Equivalents, End of Period	$271,424	$170,230

Supplemental Information:
Cash Paid for Interest	$107,542	$114,475

Cash Paid for Income Taxes	$68,601	$83,830

Non-Cash Investing and Financing Activities:
Capital Leases	$16,204	$13,130

Accrued Capital Expenditures	$17,058	$22,691

Dividends Payable	$50,695	$46,370

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

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among IMI, certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). Also, on April 27, 2012, we sold our records management business in Italy (the "Italian Business"). The financial position, operating results and cash flows of the Digital Business, New Zealand Business and the Italian Business, including the gain on the sale of the Digital Business and the New Zealand Business and the loss on the sale of the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 for a further discussion of these events.

(2) Summary of Significant Accounting Policies

  a.
  Principles of Consolidation

        The accompanying financial statements reflect our financial position, results of operations, comprehensive income (loss), equity and cash flows on a consolidated basis. All intercompany account balances have been eliminated.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        We have restricted cash associated with a collateral trust agreement with our insurance carrier related to our worker's compensation self-insurance program. The restricted cash subject to this agreement was $35,110 and $36,612 as of December 31, 2011 and June 30, 2012, respectively, and is included in current assets on our consolidated balance sheets. Restricted cash consists primarily of U.S. Treasuries.

  c.
  Foreign Currency

        Local currencies are considered the functional currencies for our operations outside the U.S., with the exception of certain foreign holding companies and our financing center in Switzerland, whose functional currencies are the U.S. dollar. In those instances where the local currency is the functional currency, assets and liabilities are translated at period-end exchange rates, and revenues and expenses are translated at average exchange rates for the applicable period. Resulting translation adjustments are reflected in the accumulated other comprehensive items, net component of Iron Mountain Incorporated Stockholders' Equity and Noncontrolling Interests. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, including those related to (1) our 7 1/4% GBP Senior Subordinated Notes due 2014, (2) our 6 3/4% Euro Senior Subordinated Notes due 2018, (3) the borrowings in certain foreign currencies under our revolving credit agreement and (4) certain foreign currency denominated intercompany obligations of our foreign subsidiaries to us and between our foreign subsidiaries, which are not considered permanently invested, are included in other expense (income), net, on our consolidated statements of operations. The total gain or loss on foreign currency transactions amounted to a net loss of $1,853 and a net gain of $1,243 for the three and six months ended June 30, 2011, respectively. The total gain or loss on foreign currency transactions amounted to a net loss of $11,761 and $9,186 for the three and six months ended June 30, 2012, respectively.

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

        We have selected October 1 as our annual goodwill impairment review date. We performed our most recent annual goodwill impairment review as of October 1, 2011 and noted no impairment of goodwill. However, as a result of an interim triggering event as discussed below, we recorded a provisional goodwill impairment charge in the third quarter of 2011 associated with our Western European operations that was finalized in the fourth quarter of 2011. As of December 31, 2011 and June 30, 2012, no factors were identified that would alter our October 1, 2011 goodwill assessment. In making this assessment, we relied on a number of factors including operating results, business plans, anticipated future cash flows, transactions and marketplace data. There are inherent uncertainties related to these factors and our judgment in applying them to the analysis of goodwill impairment.

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

        Our reporting units at which level we performed our goodwill impairment analysis as of October 1, 2011 were as follows: North America; UKI; Western Europe; Central Europe; Latin America; Australia; and Joint Ventures (which includes India, our various joint ventures in Southeast Asia and Russia (referred to as "Joint Ventures")). As of December 31, 2011, the carrying value of goodwill, net amounted to $1,748,879, $306,150, $46,439, $63,781, $27,322, and $61,697 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively. Our Joint Ventures reporting unit has no goodwill as of December 31, 2011 and June 30, 2012. Our North America, Latin America and Australia reporting units had estimated fair values as of October 1, 2011 that exceeded their carrying values by greater than 40%. As of June 30, 2012, the carrying value of goodwill, net amounted to $1,755,104, $308,148, $44,157, $81,448, $71,066, and $61,887 for North America, UKI, Western Europe, Central Europe, Latin America and Australia, respectively.

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

        The changes in the carrying value of goodwill attributable to each reportable operating segment for the six months ended June 30, 2012 is as follows:

	North American Business	International Business	Total Consolidated
Gross Balance as of December 31, 2011	$2,010,241	$564,044	$2,574,285
Deductible goodwill acquired during the year	5,118	64,010	69,128
Currency effects	1,166	(2,763)	(1,597)

Gross Balance as of June 30, 2012	$2,016,525	$625,291	$2,641,816

Accumulated Amortization Balance as of December 31, 2011	$261,362	$58,655	$320,017
Currency effects	59	(70)	(11)

Accumulated Amortization Balance as of June 30, 2012	$261,421	$58,585	$320,006

Net Balance as of December 31, 2011	$1,748,879	$505,389	$2,254,268

Net Balance as of June 30, 2012	$1,755,104	$566,706	$2,321,810

Accumulated Goodwill Impairment Balance as of December 31, 2011	$85,909	$46,500	$132,409

Accumulated Goodwill Impairment Balance as of June 30, 2012	$85,909	$46,500	$132,409

        The components of our amortizable intangible assets as of June 30, 2012 are as follows:

	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer Relationships and Acquisition Costs	$649,920	$(202,723)	$447,197
Core Technology(1)	3,651	(2,654)	997
Trademarks and Non-Compete Agreements(1)	3,078	(2,606)	472
Deferred Financing Costs	54,940	(22,033)	32,907

Total	$711,589	$(230,016)	$481,573

(1)
Included in other assets, net in the accompanying consolidated balance sheet.

        Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $8,479 and $16,730 for the three and six months ended June 30, 2011, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

Amortization expense associated with amortizable intangible assets (including deferred financing costs) was $9,606 and $19,207 for the three and six months ended June 30, 2012, respectively.

  e.
  Stock-Based Compensation

        We record stock-based compensation expense, utilizing the straight-line method, for the cost of stock options, restricted stock, restricted stock units, performance units and shares of stock issued under the employee stock purchase plan (together, "Employee Stock-Based Awards").

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations for the three and six months ended June 30, 2011 was $3,266, including $(334) in discontinued operations, ($430 income after tax or $0.00 per basic and diluted share) and $8,299, including $260 in discontinued operations, ($2,734 after tax or $0.01 per basic and diluted share), respectively. Stock-based compensation expense for Employee Stock-Based Awards for the three and six months ended June 30, 2012 was $6,317 ($5,061 after tax or $0.03 per basic and diluted share) and $16,117 ($11,908 after tax or $0.07 per basic and diluted share), respectively.

        Stock-based compensation expense for Employee Stock-Based Awards included in the accompanying consolidated statements of operations related to continuing operations is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Cost of sales (excluding depreciation and amortization)	$45	$302	$320	$517
Selling, general and administrative expenses	3,555	6,015	7,719	15,600

Total stock-based compensation	$3,600	$6,317	$8,039	$16,117

        The benefits associated with the tax deductions in excess of recognized compensation cost are required to be reported as a financing cash flow. This requirement reduces reported operating cash flows and increases reported financing cash flows. As a result, net financing cash flows from continuing operations included $57 and $254 for the six months ended June 30, 2011 and 2012, respectively, from the benefits of tax deductions in excess of recognized compensation cost. The tax benefit of any resulting excess tax deduction increases the Additional Paid-in Capital ("APIC") pool. Any resulting tax deficiency is deducted from the APIC pool.

Stock Options

        Under our various stock option plans, options were granted with exercise prices equal to the market price of the stock on the date of grant. The majority of our options become exercisable ratably over a period of five years and generally have a contractual life of ten years, unless the holder's employment is sooner terminated. Certain of the options we issue become exercisable ratably over a period of ten years and have a contractual life of 12 years, unless the holder's employment is sooner

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

terminated. As of June 30, 2012, ten-year vesting options represent 7.5% of total outstanding options. Beginning in 2011, certain of the options we issue become exercisable ratably over a period of three years and have a contractual life of ten years, unless the holder's employment is sooner terminated. As of June 30, 2012, three-year vesting options represented 11.8% of total outstanding options. Our non-employee directors are considered employees for purposes of our stock option plans and stock option reporting. Options granted to our non-employee directors generally become exercisable after one year.

        The weighted average fair value of options granted for the six months ended June 30, 2011 and 2012 was $7.43 and $7.00 per share, respectively. These values were estimated on the date of grant using the Black-Scholes option pricing model. The following table summarizes the weighted average assumptions used for grants in the respective period:

	Six Months Ended June 30,
Weighted Average Assumptions	2011	2012
Expected volatility	33.4%	33.8%
Risk-free interest rate	2.47%	1.24%
Expected dividend yield	3%	3%
Expected life	6.3 years	6.3 years

        Expected volatility is calculated utilizing daily historical volatility over a period that equates to the expected life of the option. The risk-free interest rate was based on the U.S. Treasury interest rates whose term is consistent with the expected life of the stock options. Expected dividend yield is considered in the option pricing model and represents our current annualized expected per share dividends over the current trade price of our common stock. The expected life (estimated period of time outstanding) of the stock options granted is estimated using the historical exercise behavior of employees.

        A summary of option activity for the six months ended June 30, 2012 is as follows:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic value
Outstanding at December 31, 2011	7,118,458	$25.73
Granted	21,472	28.86
Exercised	(412,728)	23.48
Forfeited	(171,402)	25.83
Expired	(28,291)	33.03

Outstanding at June 30, 2012	6,527,509	$25.85	6.24	$47,476

Options exercisable at June 30, 2012	4,236,162	$25.69	5.48	$31,678

Options expected to vest	2,118,795	$26.16	7.63	$14,594

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table provides the aggregate intrinsic value of stock options exercised for the three and six months ended June 30, 2011 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Aggregate intrinsic value of stock options exercised	$22,862	$2,308	$28,909	$3,372

Restricted Stock and Restricted Stock Units

        Under our various stock option plans, we may also issue grants of restricted stock or restricted stock units ("RSUs"). Our restricted stock and RSUs generally have a three to five year vesting period. Certain of our RSUs accrue dividend equivalents associated with the underlying stock as we declare dividends. Dividends will generally be paid to holders of RSUs in cash upon the vesting date of the associated RSU and will be forfeited if the RSU does not vest. We accrued approximately $34 of cash dividends on RSUs issued in June 2012. The fair value of restricted stock and RSUs is the excess of the market price of our common stock at the date of grant over the purchase price (which is typically zero).

        A summary of restricted stock and RSUs activity for the six months ended June 30, 2012 is as follows:

	Restricted Stock and RSUs	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	610,951	$28.85
Granted	781,815	29.48
Vested	(204,794)	29.12
Forfeited	(26,110)	28.96

Non-vested at June 30, 2012	1,161,862	$29.22

        The total fair value of restricted stock vested during the three and six months ended June 30, 2011 was $13. The total fair value of restricted stock vested during the three and six months ended June 30, 2012 was $1. The total fair value of RSUs vested during the three and six months ended June 30, 2011 was $462. The total fair value of RSUs vested during the three and six months ended June 30, 2012 was $1,985 and $5,964, respectively.

Performance Units

        Under our various stock option plans, we may also issue grants of performance units ("PUs"). The number of PUs earned is determined based on our performance against predefined targets, which were calendar year revenue growth and return on invested capital ("ROIC") for grants of PUs made in 2011 and 2012. The range of payout is zero to 150% of the number of granted PUs. The number of PUs

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

earned is determined based on actual performance at the end of the one-year performance period, and the award will be settled in shares of our common stock, subject to cliff vesting, three years from the date of the original PU grant. Additionally, employees who are employed through the one-year anniversary of the date of grant and who reach both 55 years of age and 10 years of qualifying service (the "retirement criteria") shall immediately and completely vest in any PUs earned based on the actual achievement against the predefined targets as discussed above. As a result, PUs will be expensed over the shorter of (1) the vesting period, (2) achievement of the retirement criteria, which such achievement may occur as early as one year after the date of grant, or (3) a maximum of three years.

        During the six months ended June 30, 2012, we issued 221,781 PUs. During the one-year performance period, we will forecast the likelihood of achieving the predefined annual revenue growth and ROIC targets in order to calculate the expected PUs to be earned. We will record a compensation charge based on either the forecasted PUs to be earned (during the one-year performance period) or the actual PUs earned (at the one-year anniversary date) over the vesting period for each individual grant as described above. The PU liability is remeasured at each fiscal quarter-end during the vesting period using the estimated percentage of units earned multiplied by the closing market price of our common stock on the current period-end date and is pro-rated based on the amount of time passed in the vesting period. The total fair value of earned PUs that vested during the three and six months ended June 30, 2012 was $1,233 and $4,058, respectively. As of June 30, 2012, we expected 100.6% achievement of the predefined revenue and ROIC targets associated with the grants made in 2012, and the closing market price of our common stock was $32.96.

        A summary of PU activity for the six months ended June 30, 2012 is as follows:

	PUs Original Awards	PUs Adjustment(1)	Total PUs Awards	Weighted- Average Grant-Date Fair Value
Non-vested at December 31, 2011	112,749	—	112,749	$29.06
Granted	221,781	12,012	233,793	28.87
Vested	(124,914)	(5,013)	(129,927)	29.47
Forfeited	(3,381)	—	(3,381)	28.11

Non-vested at June 30, 2012	206,235	6,999	213,234	$28.61

(1)
Represents the additional number of PUs based on either (a) the final performance criteria achievement at the end of the one-year performance period or (b) a change in estimated awards based on the forecasted performance against the predefined targets.

Employee Stock Purchase Plan

        We offer an employee stock purchase plan (the "ESPP") in which participation is available to substantially all U.S. and Canadian employees who meet certain service eligibility requirements. The ESPP provides a way for our eligible employees to become stockholders on favorable terms. The ESPP provides for the purchase of our common stock by eligible employees through successive offering

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

periods. We generally have two six-month offering periods per year, the first of which begins June 1 and ends November 30 and the second of which begins December 1 and ends May 31. During each offering period, participating employees accumulate after-tax payroll contributions, up to a maximum of 15% of their compensation, to pay the exercise price of their options. Participating employees may withdraw from an offering period before the purchase date and obtain a refund of the amounts withheld as payroll deductions. At the end of the offering period, outstanding options are exercised, and each employee's accumulated contributions are used to purchase our common stock. The price for shares purchased under the ESPP is 95% of the fair market price at the end of the offering period, without a look-back feature. As a result, we do not recognize compensation cost for the ESPP shares purchased. For the six months ended June 30, 2011 and 2012, there were 82,267 shares and 88,672 shares, respectively, purchased under the ESPP. The number of shares available for purchase under the ESPP at June 30, 2012 was 311,089.

        As of June 30, 2012, unrecognized compensation cost related to the unvested portion of our Employee Stock-Based Awards was $52,757 and is expected to be recognized over a weighted-average period of 2.6 years.

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

        The following table presents the calculation of basic and diluted income (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Income (Loss) from continuing operations	$67,460	$41,441	$148,636	$102,514

Total income (loss) from discontinued operations (see Note 10)	$185,587	$(2,524)	$179,030	$(7,617)

Net income (loss) attributable to Iron Mountain Incorporated	$252,684	$38,055	$326,144	$93,405

Weighted-average shares—basic	201,653,000	171,296,000	200,941,000	171,308,000
Effect of dilutive potential stock options	1,538,373	753,385	1,266,761	737,087
Effect of dilutive potential restricted stock, RSUs and PUs	119,319	181,292	73,489	181,580

Weighted-average shares—diluted	203,310,692	172,230,677	202,281,250	172,226,667

Earnings (Losses) per share—basic:
Income (Loss) from continuing operations	$0.33	$0.24	$0.74	$0.60

Total income (loss) from discontinued operations (see Note 10)	$0.92	$(0.01)	$0.89	$(0.04)

Net income (loss) attributable to Iron Mountain Incorporated—basic	$1.25	$0.22	$1.62	$0.55

Earnings (Losses) per share—diluted:
Income (Loss) from continuing operations	$0.33	$0.24	$0.73	$0.60

Total income (loss) from discontinued operations (see Note 10)	$0.91	$(0.01)	$0.89	$(0.04)

Net income (loss) attributable to Iron Mountain Incorporated—diluted	$1.24	$0.22	$1.61	$0.54

Antidilutive stock options, RSUs and PUs, excluded from the calculation	2,126,488	1,885,060	5,413,769	1,965,338

  g.
  Revenues

        Our revenues consist of storage rental revenues as well as service revenues and are reflected net of sales and value added taxes. Storage rental revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis). Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). Our secure shredding revenues include the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage rental or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped to the customer and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

  i.
  Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2011 were 31.0% and 24.0%, respectively. Our effective tax rates for the three and six months ended June 30, 2012 were 54.2% and 42.0%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 30, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate during the three and six months ended June 30, 2011 by 2.2% and 7.0%, respectively. During the three and six months ended June 30, 2012, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2012 effective tax rate by 10.2% and 0.9%, respectively.

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

        We have elected to recognize interest and penalties associated with uncertain tax positions as a component of the provision (benefit) for income taxes in the accompanying consolidated statements of operations. We recorded a reduction of $647 and $1,256 for gross interest and penalties for the three and six months ended June 30, 2011, respectively. We recorded an increase of $247 and a reduction of $2 for gross interest and penalties for the three and six months ended June 30, 2012, respectively. We had $2,819 and $2,817 accrued for the payment of interest and penalties as of December 31, 2011 and June 30, 2012, respectively.

        We have not recorded deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries because such basis differences are not expected to reverse in the foreseeable future and we intend to reinvest indefinitely outside the U.S. These basis differences arose primarily through the undistributed book earnings of our foreign subsidiaries. The basis differences could be reversed through a sale of the subsidiaries, each of which would result in an increase in our provision for income taxes. It is not practicable to calculate the amount of unrecognized deferred tax liability on the book over tax outside basis difference because of the complexities of the hypothetical calculation. As of June 30, 2012, we had approximately $36,000 of undistributed earnings within our foreign subsidiaries which approximates the book over tax outside basis difference. In the event that we receive a favorable indication from the U.S. Internal Revenue Service with regard to our real estate investment trust

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(2) Summary of Significant Accounting Policies (Continued)

("REIT") private letter ruling requests, we may record deferred taxes on book over tax outside basis differences related to certain foreign subsidiaries.

        As of June 30, 2012, we have reclassified approximately $44,000 of long-term deferred income tax liabilities against current deferred income taxes and prepaid and other assets included within current assets and against accrued expenses included within current liabilities of our consolidated balance sheet related to the depreciation recapture associated with our recharacterization of racking as real estate as opposed to personal property in conjunction with our potential REIT conversion.

  j.
  Concentrations of Credit Risk

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of both December 31, 2011 and June 30, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and one "Triple A" rated money market fund, and five global banks and two "Triple A" rated money market funds, respectively, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $75,000. As of December 31, 2011 and June 30, 2012, our cash and cash equivalents and restricted cash balance was $214,955 and $206,842, respectively, including money market funds and time deposits amounting to $181,823 and $170,409, respectively. A substantial portion of the money market funds is invested in U.S. Treasuries.

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

        The following tables provide the assets and liabilities carried at fair value measured on a recurring basis as of December 31, 2011 and June 30, 2012, respectively:

		Fair Value Measurements at December 31, 2011 Using
Description	Total Carrying Value at December 31, 2011	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$35,110	$—		$35,110		$—
Time Deposits(1)	146,713	—		146,713		—
Trading Securities	9,124	8,497	(2)	627	(1)	—
Derivative Assets(3)	2,803	—		2,803		—
Derivative Liabilities(3)	435	—		435		—

		Fair Value Measurements at June 30, 2012 Using
Description	Total Carrying Value at June 30, 2012	Quoted prices in active markets (Level 1)		Significant other observable inputs (Level 2)		Significant unobservable inputs (Level 3)
Money Market Funds(1)	$71,046	$—		$71,046		$—
Time Deposits(1)	99,363	—		99,363		—
Trading Securities	9,760	8,986	(2)	774	(1)	—
Derivative Assets(3)	2,609	—		2,609		—
Derivative Liabilities(3)	731	—		731		—

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

        Disclosures are required in the financial statements for items measured at fair value on a non-recurring basis. We did not have any material items that are measured at fair value on a non-recurring basis for the three and six months ended June 30, 2012.

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
  Accumulated Other Comprehensive Items, Net

        Accumulated other comprehensive items, net consists of foreign currency translation adjustments as of December, 31, 2011 and June 30, 2012, respectively.

  o.
  Other Expense (Income), Net

        Other expense (income), net consists of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Foreign currency transaction losses (gains), net	$1,853	$11,761	$(1,243)	$9,186
Debt extinguishment expense, net	1,843	—	993	—
Other, net	(1,075)	(1,695)	(6,087)	(2,424)

	$2,621	$10,066	$(6,337)	$6,762

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities

        Every derivative instrument is required to be recorded in the balance sheet as either an asset or a liability measured at its fair value. Periodically, we acquire derivative instruments that are intended to hedge either cash flows or values that are subject to foreign exchange or other market price risk and not for trading purposes. We have formally documented our hedging relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking each hedge transaction. Given the recurring nature of our revenues and the long-term nature of our asset base, we have the ability and the preference to use long-term, fixed interest rate debt to finance our business, thereby preserving our long-term returns on invested capital. We target approximately 75% of our debt portfolio to be fixed with respect to interest rates. Occasionally, we may use interest rate swaps as a tool to maintain our targeted level of fixed rate debt. In addition, we may use borrowings in foreign currencies, either obtained in the U.S. or by our foreign subsidiaries, to hedge foreign currency risk associated with our international investments. Sometimes we enter into currency swaps to temporarily hedge an overseas investment, such as a major acquisition, while we arrange permanent financing or to hedge our exposure due to foreign currency exchange movements related to our intercompany accounts with and between our foreign subsidiaries. As of December 31, 2011 and June 30, 2012, none of our derivative instruments contained credit-risk related contingent features.

        We have entered into a number of separate forward contracts to hedge our exposures in British pounds sterling and Australian dollars. As of June 30, 2012, we had (1) an outstanding forward contract to purchase $197,987 U.S. dollars and sell 125,000 British pounds sterling to hedge our intercompany exposures with our European operations and (2) an outstanding forward contract to purchase $76,613 U.S. dollars and sell 75,000 Australian dollars to hedge our intercompany exposures with our Australian subsidiary. At the maturity of the forward contracts, we may enter into new forward contracts to hedge movements in the underlying currencies. At the time of settlement, we either pay or receive the net settlement amount from the forward contract and recognize this amount in other (income) expense, net in the accompanying statement of operations as a realized foreign exchange gain or loss. At the end of each month, we mark the outstanding forward contracts to market and record an unrealized foreign exchange gain or loss for the mark-to-market valuation. We have not designated these forward contracts as hedges. During the three and six months ended June 30, 2011, there were $5,559 and $9,184 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. During the three and six months ended June 30, 2012, there were $2,284 and $3,787 in net cash disbursements, respectively, included in cash from operating activities from continuing operations related to settlements associated with these foreign currency forward contracts. The following table

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(3) Derivative Instruments and Hedging Activities (Continued)

provides the fair value of our derivative instruments as of December 31, 2011 and June 30, 2012 and their gains and losses for the three and six months ended June 30, 2011 and 2012:

	Asset Derivatives
	December 31, 2011		June 30, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Prepaid expenses and other	$2,803	Prepaid expenses and other	$2,609

Total		$2,803		$2,609

	Liability Derivatives
	December 31, 2011		June 30, 2012
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Foreign exchange contracts	Accrued expenses	$435	Accrued expenses	$731

Total		$435		$731

		Amount of (Gain) Loss Recognized in Income on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
	Location of (Gain) Loss Recognized in Income on Derivative
Derivatives Not Designated as Hedging Instruments		2011	2012	2011	2012
Foreign exchange contracts	Other expense (income), net	$1,349	$(3,693)	$6,270	$4,278

Total		$1,349	$(3,693)	$6,270	$4,278

        We have designated a portion of our 6 3/4% Euro Senior Subordinated Notes due 2018 issued by IMI (the "6 3/4% Notes") as a hedge of net investment of certain of our Euro denominated subsidiaries. For the six months ended June 30, 2011 and 2012, we designated on average 69,500 and 100,500 Euros, respectively, of the 6 3/4% Notes as a hedge of net investment of certain of our Euro denominated subsidiaries. As a result, we recorded foreign exchange losses of $1,908 ($1,191, net of tax) and $8,208 ($5,129, net of tax) for the three and six months ended June 30, 2011, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. We recorded foreign exchange gains of $5,120 ($3,211, net of tax) and $1,365 ($866, net of tax) for the three and six months ended June 30, 2012, respectively, related to the change in fair value of such debt due to currency translation adjustments, which is a component of accumulated other comprehensive items, net included in stockholders' equity. As of June 30, 2012, cumulative net gains of $14,256, net of tax are recorded in accumulated other comprehensive items, net associated with this net investment hedge.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions

        We account for acquisitions using the acquisition method of accounting, and, accordingly, the results of operations for each acquisition have been included in our consolidated results from their respective acquisition dates. Cash consideration for our various acquisitions was primarily provided through borrowings under our credit facilities and cash equivalents on-hand. The unaudited pro forma results of operations for the period ended June 30, 2012 are not presented due to the insignificant impact of the 2012 acquisitions on our consolidated results of operations.

        In April 2012, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79,000 ($76,000, net of cash acquired), in order to enhance our existing operations in Brazil. Included in the purchase price is approximately $8,000 being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG) in a stock transaction for a cash purchase price of approximately $21,600, which provides storage rental and records management services. The carrying value of the 15% interest that we previously held and accounted for under the equity method of accounting amounted to approximately $1,700 as of the date of acquisition, and the fair value of such interest on the date of the acquisition of the controlling interest was approximately $2,700. This resulted in a gain being recorded to other income (expense), net of approximately $1,000 in the second quarter of 2012. The fair value of our previously held equity interest was derived by reducing the total estimated consideration for the controlling interest purchased by 30%, which represents management's estimate of the control premium paid, in order to derive the fair value of $2,700 for the 15% noncontrolling equity interest which we previously held. We determined the 30% control premium was appropriate after considering the size and location of the business acquired, the potential future profits expected to be generated by the Swiss entity and other publicly available market data.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(4) Acquisitions (Continued)

        A summary of the cumulative consideration paid and the preliminary allocation of the purchase price paid for acquisitions in 2012 through June 30, 2012 is as follows:

Cash Paid (gross of cash acquired)	$112,404
Fair Value of Previously Held Equity Interests	4,265
Fair Value of Noncontrolling Interest	1,000

Total Consideration	117,669
Fair Value of Identifiable Assets Acquired:
Cash, Accounts Receivable, Prepaid Expense, Deferred Income Taxes and Other	13,463
Property, Plant and Equipment(1)	6,476
Customer Relationship Assets(2)	50,830
Liabilities Assumed and Deferred Income Taxes(3)	(22,228)

Total Fair Value of Identifiable Net Assets Acquired	48,541

Recorded Goodwill	$69,128

(1)
Consists primarily of racking, leasehold improvements and computer hardware and software.

(2)
The weighted average life of customer relationship assets associated with acquisitions to date in 2012 was 17 years.

(3)
Consists primarily of accounts payable, accrued expenses and deferred income taxes.

        Allocations of the purchase price for acquisitions in 2012 were based on estimates of the fair value of net assets acquired and are subject to adjustment. We are not aware of any information that would indicate that the final purchase price allocations will differ meaningfully from preliminary estimates. The purchase price allocations of the 2012 acquisitions are subject to finalization of the assessment of the fair value of intangible assets (primarily customer relationship assets), property, plant and equipment (primarily racking), leases, contingencies and income taxes (primarily deferred income taxes).

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt

        Long-term debt consists of the following:

	December 31, 2011		June 30, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Revolving Credit Facility(1)	$96,000	$96,000	$268,000	$268,000
Term Loan Facility(1)	487,500	487,500	475,000	475,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)(3)	233,115	233,115	235,575	235,575
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)(3)	318,025	320,400	318,271	320,320
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(2)(4)	171,273	174,698	172,148	176,236
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)(3)	200,000	209,000	200,000	206,370
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)(3)	49,806	47,607	49,820	47,498
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)(3)	328,750	312,352	321,276	321,020
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)(3)	400,000	422,750	400,000	432,200
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)(3)	300,000	313,313	300,000	317,063
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)(3)	548,346	586,438	548,432	595,375
Real Estate Mortgages, Capital Leases and Other(5)	220,773	220,773	204,472	204,472

Total Long-term Debt	3,353,588		3,492,994
Less Current Portion	(73,320)		(62,837)

Long-term Debt, Net of Current Portion	$3,280,268		$3,430,157

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Corporation ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company. The fair value of this long-term debt approximates the carrying value (as borrowings under these debt instruments are based on current variable market interest rates, which are subject to change based on our consolidated leverage ratio, as of December 31, 2011 and June 30, 2012, respectively).

(2)
The fair values of these debt instruments are based on quoted market prices for these notes on December 31, 2011 and June 30, 2012, respectively.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

(3)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(4)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

(5)
We believe the fair value of this debt approximates its carrying value.

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725,000 (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500,000 term loan facility (the "Term Loan Facility," and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1,800,000. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited ("IME"), Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400,000 is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros, (2) tranche two in the amount of $150,000 is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175,000 is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(5) Debt (Continued)

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2012, we had $268,000 of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2,291. The remaining availability under the Revolving Credit Facility on June 30, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $454,709. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 2.0% and 2.3%, respectively, as of June 30, 2012. For the three and six months ended June 30, 2011, we recorded commitment fees and letters of credit fees of $377 and $866, respectively, and for the three and six months ended June 30, 2012, we recorded commitment fees and letters of credit fees of $449 and $1,049, respectively, based on the unused balances under our revolving credit facilities and outstanding letters of credit.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.5 as of December 31, 2011 and June 30, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.1 as of December 31, 2011 and June 30, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.4 as of December 31, 2011 and June 30, 2012, respectively, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors

        The following data summarizes the consolidating results of IMI on the equity method of accounting as of December 31, 2011 and June 30, 2012 and for the three and six months ended June 30, 2011 and 2012.

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

	December 31, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$3,428	$10,750	$68,907	$96,760	$—	$179,845
Restricted Cash	35,110	—	—	—	—	35,110
Accounts Receivable	—	334,658	40,115	168,694	—	543,467
Intercompany Receivable	905,451	—	4,639	—	(910,090)	—
Other Current Assets	2,016	103,899	3,323	40,538	(1,004)	148,772
Assets of Discontinued Operations	—	—	—	7,256	—	7,256

Total Current Assets	946,005	449,307	116,984	313,248	(911,094)	914,450
Property, Plant and Equipment, Net	1,490	1,480,785	200,755	724,053	—	2,407,083
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	928,182	1,000	2,961	15,010	(947,153)	—
Investment in Subsidiaries	1,828,712	1,563,690	—	—	(3,392,402)	—
Goodwill	—	1,529,359	196,989	527,920	—	2,254,268
Other	27,226	240,557	9,804	187,870	—	465,457

Total Other Assets, Net	2,784,120	3,334,606	209,754	730,800	(4,339,555)	2,719,725

Total Assets	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

Liabilities and Equity
Intercompany Payable	$—	$856,808	$—	$53,282	$(910,090)	$—
Current Portion of Long-term Debt	658	46,967	2,658	23,037	—	73,320
Liabilities of Discontinued Operations	—	—	—	3,317	—	3,317
Total Other Current Liabilities	100,921	453,648	31,407	187,421	(1,004)	772,393
Long-term Debt, Net of Current Portion	2,378,040	630,118	185,953	86,157	—	3,280,268
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	946,153	—	—	(947,153)	—
Other Long-term Liabilities	5,308	528,897	31,418	92,081	—	657,704
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,245,688	1,802,107	276,057	1,314,238	(3,392,402)	1,245,688
Noncontrolling Interests	—	—	—	8,568	—	8,568

Total Equity	1,245,688	1,802,107	276,057	1,322,806	(3,392,402)	1,254,256

Total Liabilities and Equity	$3,731,615	$5,264,698	$527,493	$1,768,101	$(5,250,649)	$6,041,258

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Assets
Current Assets:
Cash and Cash Equivalents	$—	$11,479	$78,636	$80,115	$—	$170,230
Restricted Cash	36,612	—	—	—	—	36,612
Accounts Receivable	—	353,628	42,028	176,721	—	572,377
Intercompany Receivable	812,395	—	6,765	—	(819,160)	—
Other Current Assets	2,569	63,769	5,160	40,437	—	111,935

Total Current Assets	851,576	428,876	132,589	297,273	(819,160)	891,154
Property, Plant and Equipment, Net	1,402	1,453,288	201,329	720,328	—	2,376,347
Other Assets, Net:
Long-term Notes Receivable from Affiliates and Intercompany Receivable	982,974	1,000	5,420	—	(989,394)	—
Investment in Subsidiaries	1,863,816	1,602,642	—	—	(3,466,458)	—
Goodwill	—	1,534,476	197,995	589,339	—	2,321,810
Other	25,066	242,249	9,572	221,014	—	497,901

Total Other Assets, Net	2,871,856	3,380,367	212,987	810,353	(4,455,852)	2,819,711

Total Assets	$3,724,834	$5,262,531	$546,905	$1,827,954	$(5,275,012)	$6,087,212

Liabilities and Equity
Intercompany Payable	$—	$708,287	$—	$110,873	$(819,160)	$—
Current Portion of Long-term Debt	682	43,961	2,747	15,447	—	62,837
Total Other Current Liabilities	100,285	421,212	29,003	167,389	—	717,889
Long-term Debt, Net of Current Portion	2,373,372	793,847	187,288	75,650	—	3,430,157
Long-term Notes Payable to Affiliates and Intercompany Payable	1,000	982,488	—	5,906	(989,394)	—
Other Long-term Liabilities	9,884	471,677	35,144	109,300	—	626,005
Commitments and Contingencies (See Note 8)
Total Iron Mountain Incorporated Stockholders' Equity	1,239,611	1,841,059	292,723	1,332,676	(3,466,458)	1,239,611
Noncontrolling Interests	—	—	—	10,713	—	10,713

Total Equity	1,239,611	1,841,059	292,723	1,343,389	(3,466,458)	1,250,324

Total Liabilities and Equity	$3,724,834	$5,262,531	$546,905	$1,827,954	$(5,275,012)	$6,087,212

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$277,532	$31,255	$110,359	$—	$419,146
Service	—	210,688	29,512	99,205	—	339,405

Total Revenues	—	488,220	60,767	209,564	—	758,551
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	182,033	23,270	102,274	—	307,577
Selling, General and Administrative	29	147,576	10,467	65,317	—	223,389
Depreciation and Amortization	36	48,226	4,697	25,909	—	78,868
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(133)	(188)	101	—	(220)

Total Operating Expenses	65	377,702	38,246	193,601	—	609,614

Operating (Loss) Income	(65)	110,518	22,521	15,963	—	148,937
Interest Expense (Income), Net	42,864	(22,956)	11,921	16,775	—	48,604
Other Expense (Income), Net	7,608	5,511	333	(10,831)	—	2,621

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(50,537)	127,963	10,267	10,019	—	97,712
Provision (Benefit) for Income Taxes	—	24,279	4,844	1,129	—	30,252
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(303,221)	(10,601)	—	—	313,822	—

Income (Loss) from Continuing Operations	252,684	114,285	5,423	8,890	(313,822)	67,460
(Loss) Income from Discontinued Operations, Net of Tax	—	(10,398)	—	2,636	—	(7,762)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	193,349	—	—	—	193,349

Net Income (Loss)	252,684	297,236	5,423	11,526	(313,822)	253,047
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	363	—	363

Net Income (Loss) Attributable to Iron Mountain Incorporated	$252,684	$297,236	$5,423	$11,163	$(313,822)	$252,684

Net Income (Loss)	$252,684	$297,236	$5,423	$11,526	$(313,822)	$253,047
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(1,191)	2,721	2,920	14,546	—	18,996
Equity in Other Comprehensive Income (Loss) of Subsidiaries	19,992	17,271	—	—	(37,263)	—

Total Other Comprehensive Income (Loss)	18,801	19,992	2,920	14,546	(37,263)	18,996

Comprehensive Income (Loss)	271,485	317,228	8,343	26,072	(351,085)	272,043
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	558	—	558

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$271,485	$317,228	$8,343	$25,514	$(351,085)	$271,485

(1)
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, we identified and corrected an error in the previously reported amount of the Guarantors' equity in the (earnings) losses of subsidiaries, net

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

  of tax for the three months ended March 31, 2011. Our previously reported amount of the Guarantors' equity in the (earnings) losses of subsidiaries, net of tax for the six months ended June 30, 2011 was appropriately reported, however, the three months ended June 30, 2011 was impacted by the identified error in the same amount but in the opposite direction. Previously reported Guarantors' equity in the (earnings) losses of subsidiaries, net of tax, Guarantors' income from continuing operations and Guarantors' net income were $(60,516), $164,200 and $347,151, respectively, in the three months ended June 30, 2011, and the correction results in a decrease in the equity in earnings, income from continuing operations and net income of the Guarantors of $49,915 with an offsetting decrease for those line items in the elimination column. Accordingly, there was no impact on the Parent, Canada Company, Non-Guarantors or consolidated results previously reported. Additionally, there was no change in the operating income or income from continuing operations before income taxes of the Guarantors.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Three Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$288,883	$30,673	$113,880	$—	$433,436
Service	—	199,633	28,433	90,663	—	318,729

Total Revenues	—	488,516	59,106	204,543	—	752,165
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	187,364	23,991	101,705	—	313,060
Selling, General and Administrative	48	134,760	8,852	59,855	—	203,515
Depreciation and Amortization	82	47,545	4,548	25,335	—	77,510
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(589)	(65)	47	—	(607)

Total Operating Expenses	130	369,080	37,326	186,942	—	593,478

Operating (Loss) Income	(130)	119,436	21,780	17,601	—	158,687
Interest Expense (Income), Net	46,980	(4,487)	11,288	4,435	—	58,216
Other Expense (Income), Net	(20,566)	475	(19)	30,176	—	10,066

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(26,544)	123,448	10,511	(17,010)	—	90,405
Provision (Benefit) for Income Taxes	—	43,816	2,971	2,177	—	48,964
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(64,599)	7,673	—	—	56,926	—

Income (Loss) from Continuing Operations	38,055	71,959	7,540	(19,187)	(56,926)	41,441
Income (Loss) from Discontinued Operations, Net of Tax	—	(377)	—	(262)	—	(639)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	38,055	71,582	7,540	(21,334)	(56,926)	38,917
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	862	—	862

Net Income (Loss) Attributable to Iron Mountain Incorporated	$38,055	$71,582	$7,540	$(22,196)	$(56,926)	$38,055

Net Income (Loss)	$38,055	$71,582	$7,540	$(21,334)	$(56,926)	$38,917
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	3,211	(441)	(5,182)	(24,433)	—	(26,845)
Equity in Other Comprehensive Income (Loss) of Subsidiaries	(29,782)	(29,341)	—	—	59,123	—

Total Other Comprehensive Income (Loss)	(26,571)	(29,782)	(5,182)	(24,433)	59,123	(26,845)

Comprehensive Income (Loss)	11,484	41,800	2,358	(45,767)	2,197	12,072
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	588	—	588

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$11,484	$41,800	$2,358	$(46,355)	$2,197	$11,484

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$560,245	$61,370	$213,236	$—	$834,851
Service	—	419,600	58,446	191,663	—	669,709

Total Revenues	—	979,845	119,816	404,899	—	1,504,560
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	380,158	47,002	196,372	—	623,532
Selling, General and Administrative	163	290,132	20,628	125,221	—	436,144
Depreciation and Amortization	76	97,377	9,802	51,776	—	159,031
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(594)	(198)	108	—	(684)

Total Operating Expenses	239	767,073	77,234	373,477	—	1,218,023

Operating (Loss) Income	(239)	212,772	42,582	31,422	—	286,537
Interest Expense (Income), Net	86,050	(43,051)	22,088	32,135	—	97,222
Other Expense (Income), Net	38,436	4,868	286	(49,927)	—	(6,337)

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(124,725)	250,955	20,208	49,214	—	195,652
Provision (Benefit) for Income Taxes	—	31,190	12,416	3,410	—	47,016
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(450,869)	(43,285)	—	—	494,154	—

Income (Loss) from Continuing Operations	326,144	263,050	7,792	45,804	(494,154)	148,636
(Loss) Income from Discontinued Operations, Net of Tax	—	(12,868)	—	(1,451)	—	(14,319)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	193,349	—	—	—	193,349

Net Income (Loss)	326,144	443,531	7,792	44,353	(494,154)	327,666
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,522	—	1,522

Net Income (Loss) Attributable to Iron Mountain Incorporated	$326,144	$443,531	$7,792	$42,831	$(494,154)	$326,144

Net Income (Loss)	$326,144	$443,531	$7,792	$44,353	$(494,154)	$327,666
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	(5,129)	286	8,829	37,488	—	41,474
Equity in Other Comprehensive Income (Loss) of Subsidiaries	46,448	46,162	—	—	(92,610)	—

Total Other Comprehensive Income (Loss)	41,319	46,448	8,829	37,488	(92,610)	41,474

Comprehensive Income (Loss)	367,463	489,979	16,621	81,841	(586,764)	369,140
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,677	—	1,677

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$367,463	$489,979	$16,621	$80,164	$(586,764)	$367,463

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Revenues:
Storage Rental	$—	$576,470	$61,148	$221,159	$—	$858,777
Service	—	399,994	57,834	182,058	—	639,886

Total Revenues	—	976,464	118,982	403,217	—	1,498,663
Operating Expenses:
Cost of Sales (Excluding Depreciation and Amortization)	—	380,579	49,032	198,747	—	628,358
Selling, General and Administrative	66	282,622	18,037	113,450	—	414,175
Depreciation and Amortization	157	95,631	9,111	50,619	—	155,518
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	—	(744)	(23)	879	—	112

Total Operating Expenses	223	758,088	76,157	363,695	—	1,198,163

Operating (Loss) Income	(223)	218,376	42,825	39,522	—	300,500
Interest Expense (Income), Net	94,071	(8,721)	22,754	8,896	—	117,000
Other Expense (Income), Net	(981)	(785)	(19)	8,547	—	6,762

(Loss) Income from Continuing Operations Before Provision (Benefit) for Income Taxes	(93,313)	227,882	20,090	22,079	—	176,738
Provision (Benefit) for Income Taxes	—	60,900	7,494	5,830	—	74,224
Equity in the (Earnings) Losses of Subsidiaries, Net of Tax	(186,718)	(25,458)	—	—	212,176	—

Income (Loss) from Continuing Operations	93,405	192,440	12,596	16,249	(212,176)	102,514
Income (Loss) from Discontinued Operations, Net of Tax	—	87	—	(5,819)	—	(5,732)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	—	—	—	(1,885)	—	(1,885)

Net Income (Loss)	93,405	192,527	12,596	8,545	(212,176)	94,897
Less: Net Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,492	—	1,492

Net Income (Loss) Attributable to Iron Mountain Incorporated	$93,405	$192,527	$12,596	$7,053	$(212,176)	$93,405

Net Income (Loss)	$93,405	$192,527	$12,596	$8,545	$(212,176)	$94,897
Other Comprehensive Income (Loss):
Foreign Currency Translation Adjustments	868	616	1,292	(1,674)	—	1,102
Equity in Other Comprehensive Income (Loss) of Subsidiaries	50	(566)	—	—	516	—

Total Other Comprehensive Income (Loss)	918	50	1,292	(1,674)	516	1,102

Comprehensive Income (Loss)	94,323	192,577	13,888	6,871	(211,660)	95,999
Comprehensive Income (Loss) Attributable to Noncontrolling Interests	—	—	—	1,676	—	1,676

Comprehensive Income (Loss) Attributable to Iron Mountain Incorporated	$94,323	$192,577	$13,888	$5,195	$(211,660)	$94,323

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2011
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(92,332)	$290,532	$7,790	$35,223	$—	$241,213
Cash Flows from Operating Activities—Discontinued Operations	—	1,544	—	300	—	1,844

Cash Flows from Operating Activities	(92,332)	292,076	7,790	35,523	—	243,057
Cash Flows from Investing Activities:
Capital expenditures	—	(57,961)	(4,445)	(36,778)	—	(99,184)
Cash paid for acquisitions, net of cash acquired	—	(5,378)	(58)	(69,736)	—	(75,172)
Intercompany loans to subsidiaries	973,565	(68,961)	—	—	(904,604)	—
Investment in subsidiaries	(1,228)	(1,228)	—	—	2,456	—
Investment in restricted cash	(3)	—	—	—	—	(3)
Additions to customer relationship and acquisition costs	—	(8,515)	(288)	(2,274)	—	(11,077)
Investment in joint ventures	—	—	—	(458)	—	(458)
Proceeds from sales of property and equipment and other, net	—	188	41	(200)	—	29

Cash Flows from Investing Activities—Continuing Operations	972,334	(141,855)	(4,750)	(109,446)	(902,148)	(185,865)
Cash Flows from Investing Activities—Discontinued Operations	—	376,567	—	(215)	—	376,352

Cash Flows from Investing Activities	972,334	234,712	(4,750)	(109,661)	(902,148)	190,487
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	(396,200)	(1,141,952)	(1,474)	(54,079)	—	(1,593,705)
Proceeds from revolving credit and term loan facilities and other debt	—	1,624,900	—	51,169	—	1,676,069
Early retirement of senior subordinated notes	(231,255)	—	—	—	—	(231,255)
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	480	—	480
Intercompany loans from parent	—	(970,727)	89	66,034	904,604	—
Equity contribution from parent	—	1,228	—	1,228	(2,456)	—
Stock repurchases	(260,970)	—	—	—	—	(260,970)
Parent cash dividends	(75,044)	—	—	—	—	(75,044)
Proceeds from exercise of stock options and employee stock purchase plan	69,501	—	—	—	—	69,501
Excess tax benefits from stock-based compensation	57	—	—	—	—	57
Payment of debt financing costs	—	(8,217)	—	—	—	(8,217)

Cash Flows from Financing Activities—Continuing Operations	(893,911)	(494,768)	(1,385)	64,832	902,148	(423,084)
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(411)	—	(411)

Cash Flows from Financing Activities	(893,911)	(494,768)	(1,385)	64,421	902,148	(423,495)
Effect of exchange rates on cash and cash equivalents	—	—	1,414	1,268	—	2,682

(Decrease) Increase in cash and cash equivalents	(13,909)	32,020	3,069	(8,449)	—	12,731
Cash and cash equivalents, beginning of period	13,909	121,584	37,652	85,548	—	258,693

Cash and cash equivalents, end of period	$—	$153,604	$40,721	$77,099	$—	$271,424

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(6) Selected Consolidated Financial Statements of Parent, Guarantors, Canada Company and Non-Guarantors (Continued)

	Six Months Ended June 30, 2012
	Parent	Guarantors	Canada Company	Non- Guarantors	Eliminations	Consolidated
Cash Flows from Operating Activities:
Cash Flows from Operating Activities—Continuing Operations	$(87,906)	$249,123	$19,935	$35,703	$—	$216,855
Cash Flows from Operating Activities—Discontinued Operations	—	(2,651)	—	(2,014)	—	(4,665)

Cash Flows from Operating Activities	(87,906)	246,472	19,935	33,689	—	212,190
Cash Flows from Investing Activities:
Capital expenditures	—	(55,276)	(7,000)	(45,085)	—	(107,361)
Cash paid for acquisitions, net of cash acquired	—	(9,043)	—	(98,247)	—	(107,290)
Intercompany loans to subsidiaries	234,913	(78,762)	—	—	(156,151)	—
Investment in subsidiaries	(36,193)	(36,193)	—	—	72,386	—
Investment in restricted cash	(1,502)	—	—	—	—	(1,502)
Additions to customer relationship and acquisition costs	—	(6,179)	(350)	(1,615)	—	(8,144)
Proceeds from sales of property and equipment and other, net	—	1,898	5	(41)	—	1,862

Cash Flows from Investing Activities—Continuing Operations	197,218	(183,555)	(7,345)	(144,988)	(83,765)	(222,435)
Cash Flows from Investing Activities—Discontinued Operations	—	(1,982)	—	(4,154)	—	(6,136)

Cash Flows from Investing Activities	197,218	(185,537)	(7,345)	(149,142)	(83,765)	(228,571)
Cash Flows from Financing Activities:
Repayment of revolving credit and term loan facilities and other debt	—	(1,712,961)	(1,447)	(54,286)	—	(1,768,694)
Proceeds from revolving credit and term loan facilities and other debt	—	1,856,000	—	32,264	—	1,888,264
Debt financing (repayment to) and equity contribution from (distribution to) noncontrolling interests, net	—	—	—	385	—	385
Intercompany loans from parent	—	(239,345)	(1,758)	84,952	156,151	—
Equity contribution from parent	—	36,193	—	36,193	(72,386)	—
Stock repurchases	(38,052)	—	—	—	—	(38,052)
Parent cash dividends	(85,971)	—	—	—	—	(85,971)
Proceeds from exercise of stock options and employee stock purchase plan	11,029	—	—	—	—	11,029
Excess tax benefits from stock-based compensation	254	—	—	—	—	254
Payment of debt financing costs	—	(93)	—	—	—	(93)

Cash Flows from Financing Activities—Continuing Operations	(112,740)	(60,206)	(3,205)	99,508	83,765	7,122
Cash Flows from Financing Activities—Discontinued Operations	—	—	—	(39)	—	(39)

Cash Flows from Financing Activities	(112,740)	(60,206)	(3,205)	99,469	83,765	7,083
Effect of exchange rates on cash and cash equivalents	—	—	344	(661)	—	(317)

Increase (Decrease) in cash and cash equivalents	(3,428)	729	9,729	(16,645)	—	(9,615)
Cash and cash equivalents, beginning of period	3,428	10,750	68,907	96,760	—	179,845

Cash and cash equivalents, end of period	$—	$11,479	$78,636	$80,115	$—	$170,230

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information

        Our reportable operating segments and Corporate are described as follows:

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

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(7) Segment Information (Continued)

        An analysis of our business segment information and reconciliation to the consolidated financial statements is as follows:

	North American Business	International Business	Corporate	Total Consolidated
Three Months Ended June 30, 2011
Total Revenues	$557,513	$201,038	$—	$758,551
Depreciation and Amortization	45,629	25,065	8,174	78,868
Depreciation	42,577	21,105	8,138	71,820
Amortization	3,052	3,960	36	7,048
Adjusted OIBDA	242,123	39,449	(53,987)	227,585
Expenditures for Segment Assets	32,813	59,798	3,016	95,627
Capital Expenditures	25,662	18,298	3,016	46,976
Cash Paid for Acquisitions, Net of Cash acquired	407	40,060	—	40,467
Additions to Customer Relationship and Acquisition Costs	6,744	1,440	—	8,184
Three Months Ended June 30, 2012
Total Revenues	551,879	200,286	—	752,165
Depreciation and Amortization	45,272	24,364	7,874	77,510
Depreciation	42,134	19,631	7,841	69,606
Amortization	3,138	4,733	33	7,904
Adjusted OIBDA	236,268	42,325	(43,003)	235,590
Expenditures for Segment Assets	29,932	122,181	2,940	155,053
Capital Expenditures	25,763	22,742	2,940	51,445
Cash Paid for Acquisitions, Net of Cash acquired	225	98,247	—	98,472
Additions to Customer Relationship and Acquisition Costs	3,944	1,192	—	5,136
Six Months Ended June 30, 2011
Total Revenues	1,112,811	391,749	—	1,504,560
Depreciation and Amortization	91,045	50,486	17,500	159,031
Depreciation	85,030	42,704	17,424	145,158
Amortization	6,015	7,782	76	13,873
Adjusted OIBDA	470,098	78,327	(103,541)	444,884
Total Assets(1)	4,377,454	1,846,832	193,073	6,417,359
Expenditures for Segment Assets	68,863	107,522	9,048	185,433
Capital Expenditures	54,447	35,689	9,048	99,184
Cash Paid for Acquisitions, Net of Cash acquired	5,436	69,736	—	75,172
Additions to Customer Relationship and Acquisition Costs	8,980	2,097	—	11,077
Six Months Ended June 30, 2012
Total Revenues	1,104,189	394,474	—	1,498,663
Depreciation and Amortization	89,787	49,770	15,961	155,518
Depreciation	83,531	40,331	15,893	139,755
Amortization	6,256	9,439	68	15,763
Adjusted OIBDA	462,615	85,885	(92,370)	456,130
Total Assets(1)	4,188,837	1,740,542	157,833	6,087,212
Expenditures for Segment Assets	69,268	142,475	11,052	222,795
Capital Expenditures	53,696	42,613	11,052	107,361
Cash Paid for Acquisitions, Net of Cash acquired	9,043	98,247	—	107,290
Additions to Customer Relationship and Acquisition Costs	6,529	1,615	—	8,144

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

        A reconciliation of Adjusted OIBDA to income from continuing operations before provision (benefit) for income taxes on a consolidated basis is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Adjusted OIBDA	$227,585	$235,590	$444,884	$456,130
Less: Depreciation and Amortization	78,868	77,510	159,031	155,518
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net	(220)	(607)	(684)	112
Interest Expense, Net	48,604	58,216	97,222	117,000
Other Expense (Income), Net	2,621	10,066	(6,337)	6,762

Income from Continuing Operations before Provision (Benefit) for Income Taxes	$97,712	$90,405	$195,652	$176,738

(8) Commitments and Contingencies

a.
Litigation

        We are involved in litigation from time to time in the ordinary course of business. A portion of the defense and/or settlement costs associated with such litigation is covered by various commercial liability insurance policies purchased by us and, in limited cases, indemnification from third parties. Our policy is to establish reserves for loss contingencies when the losses are both probable and reasonably estimable. We record legal costs associated with loss contingencies as expenses in the period in which they are incurred. The matters described below represent our significant loss contingencies. We have evaluated each matter and, if both probable and estimable, accrued an amount that represents our estimate of any probable loss associated with such matter. In addition, we have estimated a reasonably possible range for all loss contingencies including those described below. We believe it is reasonably possible that we could incur aggregate losses in addition to amounts currently accrued for all matters up to an additional $40,000 over the next several years.

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

c.
Government Contract Billing Matter

        Since October 2001, we have provided services to the U.S. Government under several General Services Administration ("GSA") multiple award schedule contracts (the "Schedules"). The earliest of the Schedules was renewed in October 2006 with certain modifications to its terms. The Schedules contain a price reductions clause ("Price Reductions Clause") that requires us to offer to reduce the prices billed to the Government under the Schedules to correspond to the prices billed to certain benchmark commercial customers. Over the five years and nine months ended June 30, 2012 we billed approximately $50,000 under the Schedules. In 2011, we initiated an internal review covering the contract period commencing in October 2006, and we discovered potential non-compliance with the Price Reductions Clause. We voluntarily disclosed the potential non-compliance to the GSA and its Office of Inspector General ("OIG") in June 2011.

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

d.
State of Massachusetts Notices of Assessment

        During the second quarter of 2012, we received notices of assessment from the state of Massachusetts related to a corporate excise audit of the 2004 through 2006 tax years in the aggregate amount of $8,191, including tax, interest and penalties through the assessment date. In addition, we are

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(8) Commitments and Contingencies (Continued)

currently under a corporate excise audit by the state of Massachusetts for the 2007 and 2008 tax years. The final outcome of this audit may result in an assessment of corporate excise tax, which is comprised of two measures, an income tax, which is a component of the provision for income taxes, and a net worth tax, which is an operating charge. We will appeal the assessments to the Massachusetts Appellate Tax Board. We intend to defend this matter vigorously.

e.
Italy Fire

        We experienced a fire at a facility we leased in Aprilla, Italy on November 4, 2011. The cause of the fire is currently being investigated. The facility primarily stored archival and inactive business records for local area businesses. Despite quick response by local fire authorities, damage to the building was extensive, and the building was a total loss. We believe we carry adequate insurance and continue to assess the impact of the fire but do not expect that this event will have a material impact to our consolidated financial condition, results of operations and cash flows. As discussed at Note 10, we sold our Italian Business on April 27, 2012 and we indemnified the buyers related to certain obligations and contingencies associated with the fire.

        Our policy related to business interruption insurance recoveries is to record gains within other (income) expense, net in our consolidated statement of operations and proceeds received within cash flows from operating activities in our consolidated statement of cash flows. Such amounts are recorded in the period the cash is received. Our policy with respect to involuntary conversion of property, plant and equipment is to record any gain or loss within (gain) loss on disposal/write-down of property, plant and equipment, net within operating income in our consolidated statement of operations and proceeds received within cash flows from investing activities within our consolidated statement of cash flows. Losses are recorded when incurred and gains are recorded in the period when the cash received exceeds the carrying value of the related property, plant and equipment. As a result of the sale of the Italian Business, statements of operation and cash flow impacts related to the fire will be reflected as discontinued operations.

(9) Stockholders' Equity Matters

        Our board of directors has authorized up to $1,200,000 in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of June 30, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66,035, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        In February 2010, our board of directors adopted a dividend policy under which we have paid and in the future intend to pay quarterly cash dividends on our common stock. Declaration and payment of

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(9) Stockholders' Equity Matters (Continued)

future quarterly dividends is at the discretion of our board of directors. In fiscal year 2011 and in the first six months of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012

(10) Discontinued Operations

Digital Operations

        On June 2, 2011, IMI completed the sale of the Digital Business to Autonomy pursuant to the Digital Sale Agreement. In the Digital Sale, Autonomy purchased (1) the shares of certain of IMI's subsidiaries through which IMI conducted the Digital Business and (2) certain assets of IMI and its subsidiaries relating to our Digital Business. The Digital Sale qualified as discontinued operations and, as a result, the financial position, operating results and cash flows of the Digital Business, for all periods presented, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

        Pursuant to the Digital Sale Agreement, IMI received approximately $395,400 in cash, consisting of the initial purchase price of $380,000 and a preliminary working capital adjustment of approximately $15,400, which remains subject to a customary post-closing adjustment based on the amount of working capital at closing. The purchase price for the Digital Sale will be increased on a dollar-for-dollar basis if the working capital balance at the time of closing exceeds the target amount of working capital as set forth in the Digital Sale Agreement and decreased on a dollar-for-dollar basis if such closing working capital balance is less than the target amount. We and Autonomy are in disagreement regarding the working capital adjustment in the Digital Sale Agreement. As a result, as contemplated by the Digital Sale Agreement, the matter has been referred to an independent third party accounting firm for determination of the appropriate adjustment amount. Any change in the estimated amount of working capital adjustment will be recorded within gain (loss) on the sale of discontinued operations, net of tax within our consolidated statement of operations. Transaction costs relating to the Digital Sale amounted to $7,387. Additionally, $11,075 of inducements are payable to Autonomy and have been netted against the proceeds in calculating the gain on the Digital Sale. A gain on sale of discontinued operations in the amount of $245,654 ($193,349, net of tax) was recorded during the three month period ended June 30, 2011 as a result of the Digital Sale.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the Digital Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total Revenues	$32,521	$—	$79,199	$—

(Loss) Income Before (Benefit) Provision for Income Taxes of Discontinued Operations	$(16,812)	$(377)	$(20,398)	$378
(Benefit) Provision for Income Taxes	(6,414)	—	(7,530)	291

(Loss) Income from Discontinued Operations, Net of Tax	$(10,398)	$(377)	$(12,868)	$87

Gain on Sale of Discontinued Operations	$245,654	$—	$245,654	$—
Provision for Income Taxes	52,305	—	52,305	—

Gain on Sale of Discontinued Operations, Net of Tax	$193,349	$—	$193,349	$—

Total Income (Loss) from Discontinued Operations and Sale, Net of Tax	$182,951	$(377)	$180,481	$87

        There have been no allocations of corporate general and administrative expenses to discontinued operations. In accordance with our policy, we have allocated corporate interest associated with all debt that is not specifically allocated to a particular component based on the proportion of the assets of the Digital Business to our total consolidated assets at the applicable weighted average interest rate associated with such debt for such reporting period. Interest allocated to the Digital Business and included in loss from discontinued operations amounted to $978 and $2,396 for three and six months ended June 30, 2011, respectively.

New Zealand Business

        We completed the sale of the New Zealand Business on October 3, 2011 for a purchase price of approximately $10,000. During the second quarter of 2011, we recorded an impairment charge of $4,900 to write-down the long-lived assets of the New Zealand Business to its estimated net realizable value, which is included in income (loss) from discontinued operations. Additionally, we recorded a tax benefit of $9,442 during the second quarter of 2011 associated with the outside tax basis of our New Zealand Business, which is also reflected in income (loss) from discontinued operations. No valuation allowance was provided against the $9,442 recorded as such amount is recoverable against the capital gain associated with the Digital Sale. For all periods presented, the financial position, operating results and cash flows of the New Zealand Business, including the gain on the sale, have been reported as discontinued operations for financial reporting purposes.

IRON MOUNTAIN INCORPORATED

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(In Thousands, Except Share and Per Share Data)

(Unaudited)

(10) Discontinued Operations (Continued)

        The table below summarizes certain results of operations of the New Zealand Business:

	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Total Revenues	$2,160	$4,143

Loss Before Benefit for Income Taxes of Discontinued Operations	$(4,876)	$(4,948)
Benefit for Income Taxes	(9,442)	(9,442)

Income from Discontinued Operations, Net of Tax	$4,566	$4,494

Italian Business

        We committed in December 2011 to a plan to sell the Italian Business. Beginning in the fourth quarter of 2011, the Italian Business was classified as held for sale, and, for all periods presented, the financial position, operating results and cash flows of the Italian Business have been reported as discontinued operations for financial reporting purposes. We sold the Italian Business on April 27, 2012. We agreed to indemnify the buyers of the Italian Business for certain possible costs associated with the fire in Italy discussed more fully at Note 8.e. A loss on sale of discontinued operations in the amount of $1,885 was recorded during the three month period ended June 30, 2012 as a result of the sale of the Italian Business. Approximately $383 of cumulative translation adjustment associated with our Italian Business was reclassified from accumulated other comprehensive items, net and reduced the loss on the sale by the same amount.

        The table below summarizes certain results of operations of the Italian Business:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Total Revenues	$4,338	$—	$8,621	$2,138

Loss Before Benefit for Income Taxes of Discontinued Operations	$(2,009)	$(262)	$(6,103)	$(6,386)
Benefit for Income Taxes	(79)	—	(158)	(567)

Loss from Discontinued Operations, Net of Tax	$(1,930)	$(262)	$(5,945)	$(5,819)

Loss on Sale of Discontinued Operations	$—	$(1,885)	$—	$(1,885)
Provision for Income Taxes	—	—	—	—

Loss on Sale of Discontinued Operations, Net of Tax	$—	$(1,885)	$—	$(1,885)

Total Loss from Discontinued Operations and Sale, Net of Tax	$(1,930)	$(2,147)	$(5,945)	$(7,704)

IRON MOUNTAIN INCORPORATED

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussion and analysis of our financial condition and results of operations for the three and six months ended June 30, 2012 should be read in conjunction with our Consolidated Financial Statements and Notes thereto for (1) the three and six months ended June 30, 2012, included herein, and (2) the year ended December 31, 2011, included in our Annual Report on Form 10-K filed on February 28, 2012 ("Annual Report").

FORWARD-LOOKING STATEMENTS

        We have made statements in this Quarterly Report on Form 10-Q that constitute "forward-looking statements" as that term is defined in the Private Securities Litigation Reform Act of 1995 and other securities laws. These forward-looking statements concern our operations, economic performance, financial condition, goals, beliefs, future growth strategies, investment objectives, plans and current expectations, such as our (1) commitment to future dividend payments, (2) expected target leverage ratio, (3) expected internal revenue growth rate and capital expenditures for 2012, and (4) estimated range of taxes and other costs in 2012 in connection with our proposed conversion to a real estate investment trust. These forward-looking statements are subject to various known and unknown risks, uncertainties and other factors. When we use words such as "believes," "expects," "anticipates," "estimates" or similar expressions, we are making forward-looking statements. Although we believe that our forward-looking statements are based on reasonable assumptions, our expected results may not be achieved, and actual results may differ materially from our expectations. Important factors that could cause actual results to differ from expectations include, among others: (1) the cost to comply with current and future laws, regulations and customer demands relating to privacy issues; (2) the impact of litigation or disputes that may arise in connection with incidents in which we fail to protect our customers' information; (3) changes in the price for our services relative to the cost of providing such services; (4) changes in customer preferences and demand for our services; (5) the adoption of alternative technologies and shifts by our customers to storage of data through non-paper based technologies; (6) the cost or potential liabilities associated with real estate necessary for our business; (7) the performance of business partners upon whom we depend for technical assistance or management expertise outside the U.S.; (8) changes in the political and economic environments in the countries in which our international subsidiaries operate; (9) with regard to our estimated tax and other REIT-conversion costs, our estimates may not be accurate, and such costs may turn out to be materially different than our estimates due to unanticipated outcomes in the private letter rulings, changes in our support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors; (10) claims that our technology violates the intellectual property rights of a third party; (11) the cost of our debt; (12) the impact of alternative, more attractive investments on dividend; (13) our ability or inability to compete acquisitions on satisfactory terms and to integrate acquired companies efficiently; and (14) other trends in competitive or economic conditions affecting our financial condition or results of operations not presently contemplated. You should not rely upon forward-looking statements except as statements of our present intentions and of our present expectations, which may or may not occur. Other risks may adversely impact us, as described more fully under "Item 1A. Risk Factors" in our Annual Report and in this Quarterly Report on Form 10-Q. You should read these cautionary statements as being applicable to all forward-looking statements wherever they appear. Except as required by law, we undertake no obligation to release publicly the result of any revision to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers are also urged to carefully review and consider the various disclosures we have made in this document, as well as our other periodic reports filed with the Securities and Exchange Commission ("SEC").

Non-GAAP Measures

Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments ("Adjusted OIBDA")

        Adjusted OIBDA is defined as operating income before depreciation, amortization, intangible impairments and (gain) loss on disposal/write-down of property, plant and equipment, net. Adjusted OIBDA Margin is calculated by dividing Adjusted OIBDA by total revenues. We use multiples of current or projected Adjusted OIBDA in conjunction with our discounted cash flow models to determine our overall enterprise valuation and to evaluate acquisition targets. We believe Adjusted OIBDA and Adjusted OIBDA Margin provide current and potential investors with relevant and useful information regarding our ability to generate cash flow to support business investment. These measures are an integral part of the internal reporting system we use to assess and evaluate the operating performance of our business. Adjusted OIBDA does not include certain items that we believe are not indicative of our core operating results, specifically: (1) (gain) loss on disposal/write-down of property, plant and equipment, net; (2) intangible impairments; (3) other expense (income), net; (4) cumulative effect of change in accounting principle; (5) income (loss) from discontinued operations, net of tax; (6) gain (loss) on sale of discontinued operations, net of tax; and (7) net income (loss) attributable to noncontrolling interests.

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

Reconciliation of Adjusted OIBDA to Operating Income, Income from Continuing Operations and Net Income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Adjusted OIBDA	$227,585	$235,590	$444,884	$456,130
Less: Depreciation and Amortization	78,868	77,510	159,031	155,518
(Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, net	(220)	(607)	(684)	112

Operating Income	148,937	158,687	286,537	300,500
Less: Interest Expense, Net	48,604	58,216	97,222	117,000
Other Expense (Income), Net	2,621	10,066	(6,337)	6,762
Provision for Income Taxes	30,252	48,964	47,016	74,224

Income from Continuing Operations	67,460	41,441	148,636	102,514
Loss from Discontinued Operations, Net of Tax	(7,762)	(639)	(14,319)	(5,732)
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	193,349	(1,885)	193,349	(1,885)
Net Income Attributable to Noncontrolling interests	363	862	1,522	1,492

Net Income Attributable to Iron Mountain Incorporated	$252,684	$38,055	$326,144	$93,405

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

Reconciliation of FCF to Cash Flows from Operating Activities—Continuing Operations (in thousands):

	Six Months Ended June 30,
	2011	2012
Free Cash Flows before Acquisitions and Discretionary Investments	$139,772	$114,024
Add: Capital Expenditures (excluding real estate), net	90,364	94,687
Additions to Customer Relationship and Acquisitions Costs	11,077	8,144

Cash Flows From Operating Activities—Continuing Operations	$241,213	$216,855

Cash Flows From Investing Activities—Continuing Operations	$(185,865)	$(222,435)

Cash Flows From Financing Activities—Continuing Operations	$(423,084)	$7,122

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

Reconciliation of Adjusted EPS—Fully Diluted from Continuing Operations to Reported EPS—Fully Diluted from Continuing Operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2012	2011	2012
Adjusted EPS—Fully Diluted from Continuing Operations	$0.30	$0.35	$0.58	$0.65
Less: (Gain) Loss on disposal/write-down of property, plant and equipment, net	—	—	—	—
Intangible Impairments	—	—	—	—
Other Expense (Income), net	0.01	0.06	(0.03)	0.04
Tax impact of reconciling items and discrete tax items	(0.04)	0.05	(0.12)	0.01

Reported EPS—Fully Diluted from Continuing Operations	$0.33	$0.24	$0.73	$0.60

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

Overview

        The following discussions set forth, for the periods indicated, management's discussion and analysis of results. Significant trends and changes are discussed for the three and six month periods ended June 30, 2012 within each section. Trends and changes that are consistent within the three and six month periods are not repeated and are discussed on a year-to-date basis.

Potential Real Estate Investment Trust ("REIT") Conversion

        On June 5, 2012, we announced that our board of directors, following a thorough analysis of alternatives and careful consideration of the topic and after the unanimous recommendation of the Strategic Review Special Committee (the "Special Committee"), unanimously approved a plan for IMI to pursue conversion (the "Conversion Plan") to a REIT. We have begun implementation of the Conversion Plan and we plan to make a tax election for REIT status no sooner than our taxable year beginning January 1, 2014. Any REIT election made by us must be effective as of the beginning of a taxable year; therefore, if, as a calendar year taxpayer, we are unable to convert to a REIT by January 1, 2014, the next possible conversion date would be January 1, 2015.

        If we are able to convert to, and qualify as, a REIT, we will generally be permitted to deduct from U.S. federal income taxes dividends paid to our stockholders. The income represented by such dividends would not be subject to U.S. federal taxation at the entity level but would be taxed, if at all, only at the stockholder level. Nevertheless, the income of our U.S. taxable REIT subsidiaries ("TRS"), which will hold our U.S. operations that may not be REIT-compliant, will be subject, as applicable, to U.S. federal and state corporate income tax, and we will continue to be subject to foreign income taxes in jurisdictions in which we hold assets or conduct operations, regardless of whether held or conducted through qualified REIT subsidiaries ("QRS") or TRS. We will also be subject to a separate corporate income tax on any gains recognized during a specified period (generally, 10 years) following the REIT conversion that are attributable to "built-in" gains with respect to the assets that we own on the date we convert to a REIT. Our ability to qualify as a REIT will depend upon our continuing compliance following our conversion to a REIT with various requirements, including requirements related to the nature of our assets, the sources of our income and the distributions to our stockholders. If we fail to qualify as a REIT, we will be subject to U.S. federal income tax at regular corporate rates. Even if we qualify for taxation as a REIT, we may be subject to some federal, state, local and foreign taxes on our income and property. In particular, while state income tax regimes often parallel the U.S. federal income tax regime for REITs described above, many states do not completely follow U.S. federal rules and some may not follow them at all.

        We currently estimate the incremental operating and capital expenditures associated with the Conversion Plan over the next five-year period to be approximately $100.0 million to $150.0 million. Of these amounts, approximately $20.0 million to $30.0 million is expected to be incurred in 2012, inclusive of approximately $10.0 million of capital expenditures. If the Conversion Plan is successful, we also expect to incur an additional $5.0 million to $10.0 million in annual compliance costs in future years. We may also incur costs and record non-cash charges in connection with certain potential modifications to our employee equity compensation plans associated with our conversion to a REIT.

        The Conversion Plan currently includes seeking private letter ruling ("PLR") requests from the U.S. Internal Revenue Service (the "IRS"). We expect that our PLR requests will have multiple components, and the conversion to a REIT will require favorable rulings from the IRS on numerous technical tax issues, including the characterization of our racking assets as real estate. We submitted our PLR requests to the IRS in July 2012, but the IRS may not provide a favorable response to our PLR requests until 2013 or at all.

Discontinued Operations

        On June 2, 2011, we completed the sale (the "Digital Sale") of our online backup and recovery, digital archiving and eDiscovery solutions businesses of our digital business (the "Digital Business") to Autonomy Corporation plc, a corporation formed under the laws of England and Wales ("Autonomy"), pursuant to a purchase and sale agreement dated as of May 15, 2011 among Iron Mountain Incorporated ("IMI"), certain subsidiaries of IMI and Autonomy (the "Digital Sale Agreement"). Additionally, on October 3, 2011, we sold our records management business in New Zealand (the "New Zealand Business"). Also, on April 27, 2012, we sold our records management business in Italy (the "Italian Business"). The financial position, operating results and cash flows of the Digital Business, New Zealand Business and the Italian Business, including the gain on the sale of the Digital Business and the New Zealand Business and the loss on the sale of the Italian Business, for all periods presented, have been reported as discontinued operations for financial reporting purposes. See Note 10 to Notes to Consolidated Financial Statements.

General

        Our revenues consist of storage rental revenues as well as service revenues. Storage rental revenues, which are considered a key performance indicator for the information management services industry, consist primarily of recurring periodic charges related to the storage of materials or data (generally on a per unit basis) that are typically retained by customers for many years. Service revenues are comprised of charges for related core service activities and a wide array of complementary products and services. Included in core service revenues are: (1) the handling of records, including the addition of new records, temporary removal of records from storage, refiling of removed records and the destruction of records; (2) courier operations, consisting primarily of the pickup and delivery of records upon customer request; (3) secure shredding of sensitive documents; and (4) other recurring services, including hybrid services, which relate to physical and digital records, and recurring project revenues. Our complementary services revenues include special project work, customer termination and permanent withdrawal fees, data restoration projects, fulfillment services, consulting services, technology services and product sales (including specially designed storage containers and related supplies). A by-product of our secure shredding and destruction services is the sale of recycled paper (included in complementary services revenues), the price of which can fluctuate from period to period, adding to the volatility and reducing the predictability of that revenue stream.

        We recognize revenue when the following criteria are met: persuasive evidence of an arrangement exists, services have been rendered, the sales price is fixed or determinable and collectability of the resulting receivable is reasonably assured. Storage rental and service revenues are recognized in the month the respective storage rental or service is provided, and customers are generally billed on a monthly basis on contractually agreed-upon terms. Amounts related to future storage rental or prepaid service contracts for customers where storage rental fees or services are billed in advance are accounted for as deferred revenue and recognized ratably over the applicable storage rental or service period or when the service is performed. Revenue from the sales of products, which is included as a component of service revenues, is recognized when products are shipped to the customer and title has passed to the customer. Revenues from the sales of products have historically not been significant.

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

        The expansion of our international and secure shredding businesses has impacted the major cost of sales components. Our international operations are more labor intensive than our North American Business segment and, therefore, add incremental labor costs at a higher percentage of segment revenue than our North American Business segment. Our secure shredding operations incur lower facility costs and higher transportation costs as a percentage of revenues compared to our core physical businesses.

        Selling, general and administrative expenses consist primarily of wages and benefits for management, administrative, information technology, sales, account management and marketing personnel, as well as expenses related to communications and data processing, travel, professional fees, bad debts, training, office equipment and supplies. Trends in total wage and benefit dollars and as a percentage of total consolidated revenue are influenced by changes in headcount and compensation levels, achievement of incentive compensation targets, workforce productivity and variability in costs associated with medical insurance. The overhead structure of our expanding international operations, as compared to our North American operations, is more labor intensive and has not achieved the same level of overhead leverage, which may result in an increase in selling, general and administrative expenses, as a percentage of consolidated revenue, as our international operations become a more meaningful percentage of our consolidated results.

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

        Our consolidated revenues and expenses are subject to variations caused by the net effect of foreign currency translation on revenues and expenses incurred by our entities outside the U.S. It is difficult to predict how much foreign currency exchange rates will fluctuate in the future and how those fluctuations will impact our consolidated statement of operations. Due to the expansion of our international operations, some of these fluctuations have become material on individual balances. However, because both the revenues and expenses are denominated in the local currency of the country in which they are derived or incurred, the impact of currency fluctuations on our operating income and operating margin is partially mitigated. In order to provide a framework for assessing how our underlying businesses performed excluding the effect of foreign currency fluctuations, we compare the percentage change in the results from one period to another period in this report using constant currency disclosure. The constant currency growth rates are calculated by translating the 2011 results at the 2012 average exchange rates.

        The following table is a comparison of underlying average exchange rates of the foreign currencies that had the most significant impact on our U.S. dollar-reported revenues and expenses:

	Average Exchange Rates for the Three Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.631	$1.583	(2.9)%
Canadian dollar	$1.033	$0.990	(4.2)%
Euro	$1.439	$1.284	(10.8)%

	Average Exchange Rates for the Six Months Ended June 30,
			Percentage Strengthening / (Weakening) of Foreign Currency
	2011	2012
British pound sterling	$1.617	$1.577	(2.5)%
Canadian dollar	$1.024	$0.994	(2.9)%
Euro	$1.403	$1.298	(7.5)%

Results of Operations

        Comparison of Three and Six Months Ended June 30, 2012 to Three and Six Months Ended June 30, 2011 (in thousands):

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$758,551	$752,165	$(6,386)	(0.8)%
Operating Expenses	609,614	593,478	(16,136)	(2.6)%

Operating Income	148,937	158,687	9,750	6.5%
Other Expenses, Net	81,477	117,246	35,769	43.9%

Income from Continuing Operations	67,460	41,441	(26,019)	(38.6)%
Loss from Discontinued Operations, Net of Tax	(7,762)	(639)	7,123	91.8%
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	193,349	(1,885)	(195,234)	(101.0)%

Net Income	253,047	38,917	(214,130)	(84.6)%
Net Income Attributable to Noncontrolling Interests	363	862	499	(137.5)%

Net Income Attributable to Iron Mountain Incorporated	$252,684	$38,055	$(214,629)	(84.9)%

Adjusted OIBDA(1)	$227,585	$235,590	$8,005	3.5%

Adjusted OIBDA Margin(1)	30.0%	31.3%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2011	2012
Revenues	$1,504,560	$1,498,663	$(5,897)	(0.4)%
Operating Expenses	1,218,023	1,198,163	(19,860)	(1.6)%

Operating Income	286,537	300,500	13,963	4.9%
Other Expenses, Net	137,901	197,986	60,085	43.6%

Income from Continuing Operations	148,636	102,514	(46,122)	(31.0)%
Loss from Discontinued Operations, Net of Tax	(14,319)	(5,732)	8,587	60.0%
Gain (Loss) on Sale of Discontinued Operations, Net of Tax	193,349	(1,885)	(195,234)	(101.0)%

Net Income	327,666	94,897	(232,769)	(71.0)%
Net Income Attributable to Noncontrolling Interests	1,522	1,492	(30)	2.0%

Net Income Attributable to Iron Mountain Incorporated	$326,144	$93,405	$(232,739)	(71.4)%

Adjusted OIBDA(1)	$444,884	$456,130	$11,246	2.5%

Adjusted OIBDA Margin(1)	29.6%	30.4%

(1)
See "Non-GAAP Measures—Adjusted Operating Income Before Depreciation, Amortization and Intangible Impairments, or Adjusted OIBDA" in this Quarterly Report on Form 10-Q for the definition and reconciliation of Adjusted OIBDA and a discussion of why we believe these measures provide relevant and useful information to our current and potential investors.

REVENUES

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$419,146	$433,436	$14,290	3.4%	5.8%	3.5%
Core Service	247,999	238,745	(9,254)	(3.7)%	(1.0)%	(2.7)%

Total Core Revenue	667,145	672,181	5,036	0.8%	3.3%	1.2%
Complementary Services	91,406	79,984	(11,422)	(12.5)%	(10.9)%	(11.8)%

Total Revenue	$758,551	$752,165	$(6,386)	(0.8)%	1.6%	(0.3)%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency(1)	Internal Growth(2)
	2011	2012		Actual
Storage Rental	$834,851	$858,777	$23,926	2.9%	4.5%	3.4%
Core Service	489,911	479,825	(10,086)	(2.1)%	(0.2)%	(1.2)%

Total Core Revenue	1,324,762	1,338,602	13,840	1.0%	2.7%	1.7%
Complementary Services	179,798	160,061	(19,737)	(11.0)%	(9.9)%	(10.3)%

Total Revenue	$1,504,560	$1,498,663	$(5,897)	(0.4)%	1.2%	0.2%

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

        Our consolidated storage rental revenues increased $14.3 million, or 3.4%, to $433.4 million and increased $23.9 million, or 2.9%, to $858.8 million for the three and six months ended June 30, 2012, respectively, from $419.1 million and $834.9 million for the three and six months ended June 30, 2011, respectively. The increase is attributable to internal revenue growth of 3.5% and 3.4% for the three and six months ended June 30, 2012, respectively. Foreign currency exchange rate fluctuations decreased our storage rental revenue growth rate by approximately 2.6% and 1.7% for the three and six months ended June 30, 2012, respectively. Net acquisition/divestitures contributed 2.4% and 1.2% of the increase in reported storage rental revenues in the three and six months ended June 30, 2012 compared to the same period in 2011. Our storage rental internal growth rate in the first six months of 2012 was driven by sustained storage rental internal growth of 2.2% and 6.9% in our North American and International Business segments, respectively. Global records management net volumes increased by more than 1% over prior year levels, in-line with recent quarterly performance.

        Consolidated service revenues, consisting of core service and complementary services, decreased $20.7 million, or 6.1%, to $318.7 million and decreased $29.8 million, or 4.5%, to $639.9 million for the three and six months ended June 30, 2012 from $339.4 million and $669.7 million for the three and six months ended June 30, 2011, respectively. Service revenue internal growth was negative 5.2% and negative 3.6% for the three and six months ended June 30, 2012, respectively. The service revenue internal growth for the three and six months ended June 30, 2012 was driven by negative complementary service revenue internal growth of 11.8% and 10.3%, respectively, due primarily to the significant decrease in recycled paper prices in the first six months of 2012 compared to the same prior year period, which resulted in $11.2 million and $16.1 million less of recycled paper revenue for the three and six months ended June 30, 2012, respectively. This decline was partially offset by strong hybrid revenue growth and increased project revenues. Core service internal growth in the three and six months ended June 30, 2012 was negative 2.7% and negative 1.2%, respectively, due to expected declines in activity-based core services, particularly in North America, consistent with prior quarters. Foreign currency exchange rate fluctuations decreased reported service revenues by 2.6% and 1.7% for the three and six months ended June 30, 2012, respectively, over the same periods in 2011. Offsetting the decrease in reported service revenues were net acquisition/divestitures, which contributed 1.7% and 0.9% to our service revenues in the three and six months ended June 30, 2012, respectively.

        For the reasons stated above, our consolidated revenues decreased $6.4 million, or 0.8%, to $752.2 million for the three months ended June 30, 2012 and decreased $5.9 million, or 0.4%, to $1,498.7 million for the six months ended June 30, 2012 from $758.6 million and $1,504.6 million for the three and six months ended June 30, 2011, respectively. During the quarter ended June 30, 2011, we recorded a $6.0 million reduction to reported revenues related to a pricing adjustment involving a government contract. Internal growth calculations for the three and six months ended June 30, 2012 exclude this adjustment. Internal revenue growth was negative 0.3% and positive 0.2% for the three and six months ended June 30, 2012, respectively. We calculate internal revenue growth in local currency for our international operations. For the three and six months ended June 30, 2012, foreign currency exchange rate fluctuations decreased our consolidated revenues by 2.6% and 1.7%, respectively, primarily due to the weakening of the British pound sterling, Canadian dollar and Euro against the U.S. dollar, based on an analysis of weighted average rates for the comparable periods. Offsetting the decrease in reported consolidated revenues were net acquisition/divestitures, which contributed 2.1% and 1.1% to our consolidated revenues in the three and six months ended June 30, 2012, respectively.

Internal Growth—Eight-Quarter Trend

	2010		2011				2012
	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter
Storage Rental Revenue	2.3%	2.3%	3.0%	2.8%	3.3%	3.3%	2.9%	3.5%
Service Revenue	3.9%	1.1%	(0.1)%	1.2%	1.8%	(1.4)%	(2.2)%	(5.2)%
Total Revenue	3.0%	1.8%	1.6%	2.1%	2.6%	1.2%	0.6%	(0.3)%

        We expect our consolidated internal revenue growth rate for 2012 to be approximately (1)% to 2%. During the past eight quarters our storage rental internal growth rate has ranged between 2.3% and 3.5%. Our storage rental growth rate moderated in late 2009 and through 2010 due to the economic downturn, which resulted in reduced average net pricing gains in North America due to the low inflationary environment, episodic destructions in the physical data protection business and lower new sales and higher destruction rates in our North American Business segment. These impacts were offset by new sales in international markets. Our storage rental growth rate in 2011 and into 2012 was driven by continued solid storage rental growth in the International Business segment and sustained growth in our North American Business segment. The internal revenue growth rate for service revenue is inherently more volatile than the storage rental revenue internal growth rate due to the more discretionary nature of certain complementary services we offer, such as large special projects, and the volatility of prices for recycled paper. These revenues, which are often event-driven and impacted to a greater extent by economic downturns as customers defer or cancel the purchase of certain services as a way to reduce their short-term costs, may be difficult to replicate in future periods. As a commodity, recycled paper prices are subject to the volatility of that market. The revenue internal growth rate for service revenues reflects the following: (1) moderate declines in activity-based service revenues related to the handling and transportation of items in storage and secure shredding, particularly in North America; (2) the expected softness in our complementary service revenues, such as fulfillment services;

and (3) fluctuations in the price of recycled paper, which increased during the first half of fiscal year 2011 and then began a sharp decline at the end of 2011 which continued into 2012 and (4) higher fuel surcharges.

OPERATING EXPENSES

Cost of Sales

        Consolidated cost of sales (excluding depreciation and amortization) is comprised of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$148,950	$154,255	$5,305	3.6%	6.7%	19.6%	20.5%	0.9%
Facilities	102,858	103,526	668	0.6%	3.4%	13.6%	13.8%	0.2%
Transportation	31,959	31,660	(299)	(0.9)%	1.9%	4.2%	4.2%	0.0%
Product Cost of Sales and Other	23,810	23,619	(191)	(0.8)%	2.9%	3.1%	3.1%	0.0%

	$307,577	$313,060	$5,483	1.8%	4.8%	40.5%	41.6%	1.1%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
Labor	$297,220	$307,060	$9,840	3.3%	5.4%	19.8%	20.5%	0.7%
Facilities	215,225	209,537	(5,688)	(2.6)%	(0.9)%	14.3%	14.0%	(0.3)%
Transportation	62,821	63,054	233	0.4%	2.2%	4.2%	4.2%	0.0%
Product Cost of Sales and Other	48,266	48,707	441	0.9%	3.4%	3.2%	3.3%	0.1%

	$623,532	$628,358	$4,826	0.8%	2.7%	41.4%	41.9%	0.5%

Labor

        Labor expense increased to 20.5% of consolidated revenues in the six months ended June 30, 2012 compared to 19.8% in the comparable prior year period. Labor expense for the six months ended June 30, 2012 increased by 5.4%, on a constant currency basis, compared to the six months ended June 30, 2011, primarily due to merit increases and the reclassification of certain overhead expenses to cost of sales, as well as a $3.6 million increase in labor costs associated with our recent acquisitions. For the three and six month period ended June 30, 2012, favorable currency rate changes reduced the reported growth rate of labor expenses by 3.1 and 2.1 percentage points, respectively.

Facilities

        Facilities costs decreased to 14.0% of consolidated revenues in the six months ended June 30, 2012 compared to 14.3% in the comparable prior year period. The largest component of our facilities cost is rent expense, which, in constant currency terms, decreased by $0.6 million to $102.5 million for the six months ended June 30, 2012 compared to the same period of 2011 primarily due to facility consolidations in North America in fiscal year 2011. Other facilities costs decreased by approximately $0.4 million, in constant currency terms, for the six months ended June 30, 2012 compared to the six months ended June 30, 2011. Facilities costs increased by $3.5 million, in constant currency terms, in the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a $2.8 million increase in facilities costs within our International Business segment, consisting primarily of costs associated with our recent acquisitions. Facilities costs were favorably impacted by 2.8 and 1.7 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Transportation

        Transportation expenses increased by $1.3 million in constant currency terms during the six months ended June 30, 2012 compared to the same period in 2011 as a result of a $1.2 million increase in fuel and vehicle repair costs. Transportation expenses were favorably impacted by 2.8 and 1.8 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Product Cost of Sales and Other

        Product cost of sales and other, which includes cartons, media and other service, storage and supply costs, is highly correlated to complementary revenue streams. For the six months ended June 30, 2012, product cost of sales and other increased by $0.4 million as compared to the prior year on an actual basis and is correlated to higher project revenues. These costs were favorably impacted by 3.7 and 2.5 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Selling, General and Administrative Expenses

        Selling, general and administrative expenses are comprised of the following expenses (in thousands):

	Three Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$125,680	$119,336	$(6,344)	(5.0)%	(2.7)%	16.6%	15.9%	(0.7)%
Sales, Marketing & Account Management	66,840	58,372	(8,468)	(12.7)%	(10.7)%	8.8%	7.8%	(1.0)%
Information Technology	28,156	23,287	(4,869)	(17.3)%	(15.0)%	3.7%	3.1%	(0.6)%
Bad Debt Expense	2,713	2,520	(193)	(7.1)%	(5.4)%	0.4%	0.3%	(0.1)%

	$223,389	$203,515	$(19,874)	(8.9)%	(6.7)%	29.4%	27.1%	(2.3)%

	Six Months Ended June 30,			Percentage Change		% of Consolidated Revenues
								Percentage Change (Favorable)/ Unfavorable
			Dollar Change		Constant Currency
	2011	2012		Actual		2011	2012
General and Administrative	$247,874	$246,142	$(1,732)	(0.7)%	0.9%	16.5%	16.4%	(0.1)%
Sales, Marketing & Account Management	127,075	116,339	(10,736)	(8.4)%	(7.1)%	8.4%	7.8%	(0.6)%
Information Technology	56,347	47,449	(8,898)	(15.8)%	(14.3)%	3.7%	3.2%	(0.5)%
Bad Debt Expense	4,848	4,245	(603)	(12.4)%	(11.2)%	0.3%	0.3%	0.0%

	$436,144	$414,175	$(21,969)	(5.0)%	(3.5)%	29.0%	27.6%	(1.4)%

General and Administrative

        General and administrative expenses decreased to 16.4% of consolidated revenues during the six months ended June 30, 2012 compared to 16.5% in the comparable prior year period. In constant currency terms, general and administrative expenses increased by $2.2 million during the six months ended June 30, 2012 compared to the same period in 2011. The increase was primarily attributable to increased stock-based compensation expense of $6.9 million, as well as $5.3 million of additional costs related to the Conversion Plan, and a $1.5 million increase associated with our recent acquisitions, which was partially offset by a decrease in professional fees associated with our proxy contest in fiscal year 2011, as well as the reclassification of certain overhead expenses to cost of sales. In constant currency terms, general and administrative expenses decreased $3.4 million during the three months ended June 30, 2012 compared to the same period in 2011. The decrease was primarily attributable to corporate overhead efficiency initiatives, in addition to $10.5 million of costs that were incurred in the second quarter of 2011 associated with our proxy contest, partially offset by $3.3 million of additional costs related to the Conversion Plan, as well as a $3.0 million increase in stock-based compensation. General and administrative expenses were favorably impacted by 2.3 and 1.6 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Sales, Marketing & Account Management

        Sales, marketing and account management expenses decreased to 7.8% of consolidated revenues during the six months ended June 30, 2012 compared to 8.4% in the comparable prior year period. In constant currency terms, the decrease of $8.8 million during the six months ended June 30, 2012 compared to the same period in 2011 is primarily due to a $6.7 million reduction in compensation expenses, primarily associated with a decrease in commissions expense within our North American Business segment, as well as a corresponding reduction in the associated payroll taxes. Sales, marketing and account management expenses were favorably impacted by 2.0 and 1.3 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Information Technology

        In constant currency terms, information technology expenses decreased $7.9 million during the six months ended June 30, 2012 compared to the same period in 2011 primarily due to decreased compensation expenses of $5.7 million, as well as, decreased professional fees of $1.2 million. Information technology expenses were favorably impacted by 2.3 and 1.5 percentage points due to currency rate changes during the three and six months ended June 30, 2012, respectively.

Bad Debt Expense

        Consolidated bad debt expense for the six months ended June 30, 2012 decreased $0.6 million, or 12.4%, to $4.2 million (0.3% of consolidated revenues) compared to $4.8 million (0.3% of consolidated revenues) in the same period in 2011. We maintain an allowance for doubtful accounts that is calculated based on our past loss experience, current and prior trends in our aged receivables, current economic conditions, and specific circumstances of individual receivable balances. We continue to monitor our customers' payment activity and make adjustments based on their financial condition and in light of historical and expected trends.

Depreciation, Amortization, and (Gain) Loss on Disposal/Write-down of Property, Plant and Equipment, Net

        Depreciation expense decreased $5.4 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, consisting of $3.0 million within our North American Business and Corporate segments associated with information technology assets reaching the end of their useful life and $2.4 million in our International Business segment primarily related to accelerated depreciation taken in previous years due to the decision to exit certain facilities in the United Kingdom.

        Amortization expense increased $1.9 million for the six months ended June 30, 2012 compared to the six months ended June 30, 2011, primarily due to the increased amortization of customer relationship intangible assets acquired through business combinations.

        Consolidated loss on disposal/write-down of property, plant and equipment, net was $0.1 million for the six months ended June 30, 2012. Consolidated gain on disposal/write-down of property, plant and equipment, net was $0.7 million for the six months ended June 30, 2011.

OPERATING INCOME and ADJUSTED OIBDA

        As a result of the foregoing factors, (1) consolidated operating income increased $9.8 million, or 6.5%, to $158.7 million (21.1% of consolidated revenues) for the three months ended June 30, 2012 from $148.9 million (19.6% of consolidated revenues) for the three months ended June 30, 2011; (2) consolidated operating income increased $14.0 million, or 4.9%, to $300.5 million (20.1% of consolidated revenues) for the six months ended June 30, 2012 from $286.5 million (19.0% of consolidated revenues) for the six months ended June 30, 2011; (3) consolidated Adjusted OIBDA increased $8.0 million, or 3.5%, to $235.6 million (31.3% of consolidated revenues) for the three months ended June 30, 2012 from $227.6 million (30.0% of consolidated revenues) for the three months ended June 30, 2011; and (4) consolidated Adjusted OIBDA increased $11.2 million, or 2.5%, to $456.1 million (30.4% of consolidated revenues) for the six months ended June 30, 2012 from $444.9 million (29.6% of consolidated revenues) for the six months ended June 30, 2011.

OTHER EXPENSES, NET

Interest Expense, Net

        Consolidated interest expense, net increased $9.6 million to $58.2 million (7.7% of consolidated revenues) and $19.8 million to $117.0 million (7.8% of consolidated revenues) for the three and six months ended June 30, 2012, respectively, from $48.6 million (6.4% of consolidated revenues) and $97.2 million (6.5% of consolidated revenues) for the three and six months ended June 30, 2011, respectively, primarily due to the issuance of $400.0 million in aggregate principal of our 7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019") in September 2011, as well as increased borrowings under our revolving credit facility, which was partially offset by the early retirement of $231.3 million of our 7 3/4% Senior Subordinated Notes due 2015 (the "7 3/4% Notes due 2015") during early 2011. Our weighted average interest rate was 6.6% and 7.1% at June 30, 2012 and June 30, 2011, respectively.

Other (Income) Expense, Net (in thousands)

	Three Months Ended June 30,			Six Months Ended June 30,
			Dollar Change			Dollar Change
	2011	2012		2011	2012
Foreign currency transaction losses (gains), net	$1,853	$11,761	$9,908	$(1,243)	$9,186	$10,429
Debt extinguishment expense, net	1,843	—	(1,843)	993	—	(993)
Other, net	(1,075)	(1,695)	(620)	(6,087)	(2,424)	3,663

	$2,621	$10,066	$7,445	$(6,337)	$6,762	$13,099

        Net foreign currency transaction losses of $9.2 million, based on period-end exchange rates, were recorded in the six months ended June 30, 2012. Losses were primarily a result of changes in the exchange rate of each of the Euro and Brazilian real, as these currencies relate to our intercompany balances with and between our European and Brazilian subsidiaries, as well as additional losses associated with our British pound sterling denominated debt and forward foreign currency swap contracts. These losses were partially offset by gains resulting primarily from Euro denominated bonds issued by IMI, as well as additional gains resulting from the change in the exchange rate of the British pound sterling against the U.S. dollar compared to December 31, 2011, as it relates to our intercompany balances with and between our subsidiary in the United Kingdom.

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

        Other, net in the six months ended June 30, 2012 consists primarily of $1.5 million of gains associated with our acquisition of equity interests that we previously held associated with our Turkish and Swiss joint ventures and $0.4 million of gains related to certain marketable securities held in a trust for the benefit of employees included in a deferred compensation plan we sponsor. Other, net in the six months ended June 30, 2011 consists primarily of a $5.9 million gain associated with the fair valuing of the 20% equity interest that we previously held associated with our Polish joint venture in connection with our acquisition of the remaining 80% interest in January 2011.

Provision for Income Taxes

        Our effective tax rates for the three and six months ended June 30, 2011 were 31.0% and 24.0%, respectively. Our effective tax rates for the three and six months ended June 30, 2012 were 54.2% and 42.0%, respectively. The primary reconciling items between the federal statutory rate of 35% and our overall effective tax rate are state income taxes (net of federal benefit) and differences in the rates of tax at which our foreign earnings are subject, including foreign exchange gains and losses in different jurisdictions with different tax rates. During the three and six months ended June 30, 2011, foreign currency losses were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency gains were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which reduced our 2011 effective tax rate during the three and six months ended June 30, 2011 by 2.2% and 7.0%, respectively. During the three and six months ended June 30, 2012, foreign currency gains were recorded in higher tax jurisdictions associated with our marking-to-market of debt and derivative instruments while foreign currency losses were recorded in lower tax jurisdictions associated with our marking-to-market of intercompany loan positions, which increased our 2012 effective tax rate by 10.2% and 0.9%, respectively.

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

INCOME FROM CONTINUING OPERATIONS

        As a result of the foregoing factors, (1) consolidated income from continuing operations for the three months ended June 30, 2012 decreased $26.0 million, or 38.6%, to $41.4 million (5.5% of consolidated revenues) from income from continuing operations of $67.5 million (8.9% of consolidated revenues) for the three months ended June 30, 2011 and (2) consolidated income from continuing operations for the six months ended June 30, 2012 decreased $46.1 million, or 31.0%, to $102.5 million (6.8% of consolidated revenues) from income from continuing operations of $148.6 million (9.9% of consolidated revenues) for the six months ended June 30, 2011.

INCOME (LOSS) FROM DISCONTINUED OPERATIONS AND GAIN (LOSS) ON SALE OF DISCONTINUED OPERATIONS, NET OF TAX

        Income (loss) from discontinued operations, net of tax was $(7.8) million and $(0.6) million for the three months ended June 30, 2011 and 2012, respectively, and $(14.3) million and $(5.7) million for the six months ended June 30, 2011 and 2012, respectively.

        A gain on sale of discontinued operations in the amount of $245.7 million ($193.3 million, net of tax) was recorded during the three month period ended June 30, 2011 as a result of the Digital Sale. A loss on sale of discontinued operations in the amount of $1.9 million ($1.9 million, net of tax) was recorded during the three month period ended June 30, 2012 as a result of the sale of the Italian Business.

NONCONTROLLING INTERESTS

        For the three and six months ended June 30, 2012, net income attributable to noncontrolling interests resulted in a decrease in net income attributable to Iron Mountain Incorporated of $0.9 million and $1.5 million, respectively. Net income attributable to noncontrolling interests was $0.4 million and $1.5 million for the three and six months ended June 30, 2011, respectively. These amounts represent our noncontrolling partners' share of earnings/losses in our majority-owned international subsidiaries that are consolidated in our operating results.

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

North American Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$557,513	$551,879	$(5,634)	(1.0)%	(0.5)%	(1.3)%

Segment Adjusted OIBDA(1)	$242,123	$236,268	$(5,855)	(2.4)%	(1.9)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	43.4%	42.8%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$1,112,811	$1,104,189	$(8,622)	(0.8)%	(0.5)%	(0.7)%

Segment Adjusted OIBDA(1)	$470,098	$462,615	$(7,483)	(1.6)%	(1.3)%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	42.2%	41.9%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the three and six months ended June 30, 2012, revenue in our North American Business segment decreased 1.0% and 0.8% compared to the three and six months ended June 30, 2011, respectively, primarily due to negative internal growth of 1.3% and 0.7%, respectively. The negative internal growth was driven by negative complementary service revenue internal growth of 13.3% and 11.8%, respectively, in the three and six months ended June 30, 2012. The negative complementary service revenue internal growth was primarily a result of a decrease in the price of recycled paper. The negative internal growth was also driven by negative core service internal growth of 3.0% and 1.7%, respectively, in the three and six months ended June 30, 2012, which was primarily a result of lower service and activity levels. Partially offsetting the negative service growth was storage rental revenue internal growth of 2.2% related to increased new sales and lower volume outflows in both the three and six months ended June 30, 2012. Additionally, unfavorable foreign currency rate changes related to the Canadian dollar resulted in decreased reported revenues, as measured in U.S. dollars, of 0.3% for the first half of 2012. Adjusted OIBDA, as a percentage of segment revenue, decreased in the first half of 2012 compared to the first half of 2011 as a result of the decrease in recycled paper revenue.

International Business

	Three Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$201,038	$200,286	$(752)	(0.4)%	7.8%	2.6%

Segment Adjusted OIBDA(1)	$39,449	$42,325	$2,876	7.3%	14.8%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	19.6%	21.1%

	Six Months Ended June 30,			Percentage Change
			Dollar Change		Constant Currency	Internal Growth
	2011	2012		Actual
Segment Revenue	$391,749	$394,474	$2,725	0.7%	6.2%	3.2%

Segment Adjusted OIBDA(1)	$78,327	$85,885	$7,558	9.6%	15.0%

Segment Adjusted OIBDA(1) as a Percentage of Segment Revenue	20.0%	21.8%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        Revenue in our International Business segment increased 0.7% during the six months ended June 30, 2012 over the same period last year due to internal growth of 3.2%. Foreign currency fluctuations in 2012, primarily in Europe, resulted in decreased 2012 revenue, as measured in U.S. dollars, of approximately 8.9% and 5.9% in the three and six months ended June 30, 2012, respectively, as compared to 2011. Total internal revenue growth for the segment for the three and six months ended June 30, 2012 was supported by solid 7.7% and 6.9% storage rental internal growth, respectively. Acquisitions contributed 5.9% and 3.4% of the increase in total reported international revenues in the three and six months ended June 30, 2012, respectively, primarily due to our acquisition in Poland in the first quarter of 2011 and our acquisitions in Switzerland and Brazil in the second quarter of 2012. Adjusted OIBDA as a percentage of segment revenue increased by 180 basis points in the six months ended June 30, 2012 compared to the comparable prior year period primarily due to increased operating income from productivity gains, pricing actions and disciplined cost management.

Corporate

	Three Months Ended June 30,
			Dollar Change	Percentage Change
	2011	2012
Segment Adjusted OIBDA(1)	$(53,987)	$(43,003)	$10,984	20.3%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(7.1)%	(5.7)%

	Six Months Ended June 30,
			Dollar Change	Percentage Change
	2011	2012
Segment Adjusted OIBDA(1)	$(103,541)	$(92,370)	$11,171	10.8%
Segment Adjusted OIBDA(1) as a Percentage of Consolidated Revenue	(6.9)%	(6.2)%

(1)
See Note 7 to Notes to the Consolidated Financial Statements for definition of Adjusted OIBDA and for the basis on which allocations are made and a reconciliation of Adjusted OIBDA to income (loss) from continuing operations before provision (benefit) for income taxes.

        During the six months ended June 30, 2012, expenses in the Corporate segment as a percentage of consolidated revenue decreased 0.7% compared to the six months ended June 30, 2011 primarily due to the advisory fees associated with our proxy contest that were incurred in fiscal year 2011 of $14.2 million that did not repeat in 2012, as well as reduced information technology expenses of $6.6 million, partially offset by a $7.8 million increase in stock-based compensation expense and $5.3 million of costs incurred related to the Conversion Plan.

Liquidity and Capital Resources

        The following is a summary of our cash balances and cash flows (in thousands) as of and for the six months ended June 30,

	2011	2012
Cash flows from operating activities—continuing operations	$241,213	$216,855
Cash flows from investing activities—continuing operations	(185,865)	(222,435)
Cash flows from financing activities—continuing operations	(423,084)	7,122
Cash and cash equivalents at the end of period	271,424	170,230

        Net cash provided by operating activities from continuing operations was $216.9 million for the six months ended June 30, 2012 compared to $241.2 million for the six months ended June 30, 2011. The 10.1% decrease resulted primarily from higher cash payments for incentive compensation and income taxes in the six months ended June 30, 2012 compared to the same period in 2011.

        Our business requires significant capital expenditures to support our expected revenue growth and ongoing operations as well as new products and services and increased profitability. These expenditures are included in the cash flows from investing activities from continuing operations. The nature of our capital expenditures has evolved over time along with the nature of our business. We make capital expenditures to support a number of different objectives. The majority of our capital goes to support business line growth and our ongoing operations, but we also expend capital to support the development and improvement of products and services and projects designed to increase our profitability. These expenditures are generally small and more discretionary in nature. Cash paid for our capital expenditures, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs during the six months ended June 30, 2012 amounted to $107.4 million, $107.3 million and $8.1 million, respectively. For the six months ended June 30, 2012, capital expenditures, net, cash paid for acquisitions (net of cash acquired) and additions to customer acquisition costs were funded with cash flows provided by operating activities from continuing operations, cash equivalents on hand and borrowings under our revolving credit facility. Excluding potential future acquisitions, we expect our capital expenditures to be approximately $235.0 million in the year ending December 31, 2012. Included in our estimated capital expenditures for 2012 is approximately $30.0 million of real estate purchases (inclusive of data warehousing capital spend).

        Net cash provided by financing activities from continuing operations was $7.1 million for the six months ended June 30, 2012. During the six months ended June 30, 2012, we received net borrowings under our revolving credit and term loan facilities and other debt of $119.6 million and $11.0 million of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. We used the proceeds from these financing transactions and cash on hand to repurchase $38.1 million of our common stock and to pay dividends in the amount of $86.0 million on our common stock.

        Our board of directors has authorized up to $1.2 billion in repurchases of our common stock. All repurchases are subject to stock price, market conditions, corporate and legal requirements and other factors. As of June 30, 2012, we had a remaining amount available for repurchase under our share repurchase program of $66.0 million, which represents approximately 1% in the aggregate of our outstanding common stock based on the closing stock price on such date.

        The following table is a summary of our repurchase activity under all of our share repurchase programs during the first six months of 2012:

	2012
	Shares	Amount(1)
		(In thousands)
Authorizations remaining as of January 1,		$100,701
Additional Authorizations		—
Repurchases paid	1,103,149	(34,666)
Repurchases unsettled		—

Authorization remaining as of June 30,		$66,035

(1)
Amount excludes commissions paid associated with share repurchases.

        In February 2010, our board of directors adopted a dividend policy under which we have paid and in the future intend to pay quarterly cash dividends on our common stock. Declaration and payment of future quarterly dividends is at the discretion of our board of directors. In June 2012, we announced an 8% increase to our next six regular quarterly dividend payments, accelerating distributions to stockholders over that period with total cash dividends of approximately $280.0 million, based on our currently outstanding shares of common stock. We may pay certain distributions after becoming a REIT in the form of cash and common stock. In fiscal year 2011 and in the first six months of 2012, our board of directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
March 11, 2011	$0.1875	March 25, 2011	$37,601	April 15, 2011
June 10, 2011	0.2500	June 24, 2011	50,694	July 15, 2011
September 8, 2011	0.2500	September 23, 2011	46,877	October 14, 2011
December 1, 2011	0.2500	December 23, 2011	43,180	January 13, 2012
March 8, 2012	0.2500	March 23, 2012	42,791	April 13, 2012
June 5, 2012	0.2700	June 22, 2012	46,336	July 13, 2012

        In April 2011, we announced a three-year strategic plan that included stockholder payouts through a combination of share buybacks, ongoing quarterly dividends and potential one-time dividends of approximately $2.2 billion through 2013, with approximately $1.2 billion to be paid out by May 2012. We fulfilled our commitment to returning $1.2 billion of capital to stockholders by May 2012. The REIT Conversion Plan, however, includes several modifications to our commitment to stockholder payouts that was initiated in April 2011. In accordance with tax rules applicable to REIT conversions, we anticipate making distributions to stockholders of our accumulated earnings and profits of approximately $1.0 billion to $1.5 billion (collectively, the "E&P Distribution"), which we expect to pay in a combination of common stock and cash dividends, with up to 80% of the E&P Distribution in the form of common stock and at least 20% in cash. We expect we will distribute a significant portion of the E&P Distribution in the fourth quarter of 2012, in advance of potential tax law changes impacting dividends. The balance will be paid out over several years beginning in 2013 based, in part, on IRS rules and the timing of the conversions of additional international operations into the REIT structure. With regard to our levels of indebtedness, we plan to operate within our target leverage ratio range of 3x - 4x EBITDA (as defined in our revolving credit facility).

        There are significant tax and other costs associated with implementing the Conversion Plan, and certain tax liabilities may be incurred regardless of the whether we ultimately succeed in converting to a REIT. In addition, we must undertake major modifications to our internal systems, including accounting, information technology and real estate, in order to convert to a REIT. We currently estimate that we will incur approximately $325.0 million to $425.0 million in costs to support the Conversion Plan, including related tax liabilities associated with a change in our method of depreciating and amortizing various assets, including our racking, from its current method to methods that are consistent with the characterization of such assets as real property. The total recapture of depreciation and amortization expenses across all relevant assets is expected to result in U.S. federal and state income tax liabilities of approximately $225.0 million to $275.0 million, to be paid out over up to five years beginning in 2012, a significant portion of which may be paid in 2012. These liabilities were already reflected as long-term deferred income taxes on our consolidated balance sheet. As such, there will be no income statement impact associated with the payment of these tax liabilities. However, we have reclassified $44.0 million of long-term deferred income tax liabilities against current deferred income taxes and prepaid and other assets included within current assets and accrued expenses included within current liabilities of our consolidated balance sheet as of June 30, 2012. Additionally, we currently estimate the incremental operating and capital expenditures associated with the Conversion Plan over the next five-year period to be approximately $100.0 million to $150.0 million. Of these amounts, approximately $20.0 million to $30.0 million is expected to be incurred in 2012, inclusive of approximately $10.0 million of capital expenditures.

        Financial instruments that potentially subject us to market risk consist principally of cash and cash equivalents (including money market funds and time deposits), restricted cash (primarily U.S. Treasuries) and accounts receivable. The only significant concentrations of liquid investments as of June 30, 2012 relate to cash and cash equivalents and restricted cash held on deposit with five global banks and two "Triple A" rated money market funds, which we consider to be large, highly-rated investment-grade institutions. As per our risk management investment policy, we limit exposure to concentration of credit risk by limiting the amount invested in any one mutual fund or financial institution to a maximum of $75.0 million. As of June 30, 2012, our cash and cash equivalents and restricted cash balance was $206.8 million, including money market funds and time deposits amounting to $170.4 million. A substantial portion of the money market funds is invested in U.S. Treasuries.

        We are highly leveraged and expect to continue to be highly leveraged for the foreseeable future. Our consolidated debt as of June 30, 2012 was comprised of the following (in thousands):

Revolving Credit Facility(1)	$268,000
Term Loan Facility(1)	475,000
7 1/4% GBP Senior Subordinated Notes due 2014 (the "7 1/4% Notes")(2)	235,575
6 5/8% Senior Subordinated Notes due 2016 (the "6 5/8% Notes")(2)	318,271
7 1/2% CAD Senior Subordinated Notes due 2017 (the "Subsidiary Notes")(3)	172,148
8 3/4% Senior Subordinated Notes due 2018 (the "8 3/4% Notes")(2)	200,000
8% Senior Subordinated Notes due 2018 (the "8% Notes")(2)	49,820
6 3/4% Euro Senior Subordinated Notes due 2018 (the "6 3/4% Notes")(2)	321,276
7 3/4% Senior Subordinated Notes due 2019 (the "7 3/4% Notes due 2019")(2)	400,000
8% Senior Subordinated Notes due 2020 (the "8% Notes due 2020")(2)	300,000
8 3/8% Senior Subordinated Notes due 2021 (the "8 3/8% Notes")(2)	548,432
Real Estate Mortgages, Capital Leases and Other	204,472

Total Long-term Debt	3,492,994
Less Current Portion	(62,837)

Long-term Debt, Net of Current Portion	$3,430,157

(1)
The capital stock or other equity interests of most of our U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure these debt instruments, together with all intercompany obligations of subsidiaries owed to us or to one of our U.S. subsidiary guarantors or Iron Mountain Canada Corporation ("Canada Company") and all promissory notes held by us or one of our U.S. subsidiary guarantors or Canada Company.

(2)
Collectively, the "Parent Notes." IMI is the direct obligor on the Parent Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by substantially all of its direct and indirect wholly owned U.S. subsidiaries (the "Guarantors"). These guarantees are joint and several obligations of the Guarantors. Canada Company and the remainder of our subsidiaries do not guarantee the Parent Notes.

(3)
Canada Company is the direct obligor on the Subsidiary Notes, which are fully and unconditionally guaranteed, on a senior subordinated basis, by IMI and the Guarantors. These guarantees are joint and several obligations of IMI and the Guarantors.

        On June 27, 2011, we entered into a credit agreement that consists of (1) revolving credit facilities under which we can borrow, subject to certain limitations as defined in the credit agreement, up to an aggregate amount of $725.0 million (including Canadian dollars, British pounds sterling and Euros, among other currencies) (the "Revolving Credit Facility") and (2) a $500.0 million term loan facility (the "Term Loan Facility", and collectively with the Revolving Credit Facility, the "Credit Agreement"). We have the right to increase the aggregate amount available to be borrowed under the Credit Agreement up to a maximum of $1.8 billion. The Revolving Credit Facility is supported by a group of 19 banks. IMI, Iron Mountain Information Management, Inc. ("IMIM"), Canada Company, Iron Mountain Europe (Group) Limited ("IME"), Iron Mountain Australia Pty Ltd., Iron Mountain Switzerland Gmbh and any other subsidiary of IMIM designated by IMIM (the "Other Subsidiaries") may, with the consent of the administrative agent, as defined in the Credit Agreement, borrow under certain of the following tranches of the Revolving Credit Facility: (1) tranche one in the amount of $400.0 million is available to IMI and IMIM in U.S. dollars, British pounds sterling and Euros,

(2) tranche two in the amount of $150.0 million is available to IMI or IMIM in either U.S. dollars or Canadian dollars and available to Canada Company in Canadian dollars and (3) tranche three in the amount of $175.0 million is available to IMI or IMIM and the Other Subsidiaries in U.S. dollars, Canadian dollars, British pounds sterling, Euros and Australian dollars, among others. The Revolving Credit Facility terminates on June 27, 2016, at which point all revolving credit loans under such facility become due. With respect to the Term Loan Facility, loan payments are required through maturity on June 27, 2016 in equal quarterly installments of the aggregate annual amounts based upon the following percentage of the original principal amount in the table below (except that each of the first three quarterly installments in the fifth year shall be 10% of the original principal amount and the final quarterly installment in the fifth year shall be 35% of the original principal):

Year Ending	Percentage
June 30, 2012	5%
June 30, 2013	5%
June 30, 2014	10%
June 30, 2015	15%
June 27, 2016	65%

        The Term Loan Facility may be prepaid without penalty or premium, in whole or in part, at any time. IMI and IMIM guarantee the obligations of each of the subsidiary borrowers. The capital stock or other equity interests of most of the U.S. subsidiaries, and up to 66% of the capital stock or other equity interests of our first-tier foreign subsidiaries, are pledged to secure the Credit Agreement, together with all intercompany obligations of foreign subsidiaries owed to us or to one of our U.S. subsidiary guarantors. The interest rate on borrowings under the Credit Agreement varies depending on our choice of interest rate and currency options, plus an applicable margin, which varies based on certain financial ratios. Additionally, the Credit Agreement requires the payment of a commitment fee on the unused portion of the Revolving Credit Facility, which fee ranges from between 0.3% to 0.5% based on certain financial ratios. There are also fees associated with any outstanding letters of credit. As of June 30, 2012, we had $268.0 million of outstanding borrowings under the Revolving Credit Facility, all of which was denominated in U.S. dollars; we also had various outstanding letters of credit totaling $2.3 million. The remaining availability under the Revolving Credit Facility on June 30, 2012, based on IMI's leverage ratio, which is calculated based on the last 12 months' earnings before interest, taxes, depreciation and amortization ("EBITDA") and other adjustments as defined in the Credit Agreement and current external debt, was $454.7 million. The interest rate in effect under the Revolving Credit Facility and Term Loan Facility was 2.0% and 2.3%, respectively, as of June 30, 2012.

        The Credit Agreement, our indentures and other agreements governing our indebtedness contain certain restrictive financial and operating covenants, including covenants that restrict our ability to complete acquisitions, pay cash dividends, incur indebtedness, make investments, sell assets and take certain other corporate actions. The covenants do not contain a rating trigger. Therefore, a change in our debt rating would not trigger a default under the Credit Agreement, our indentures or other agreements governing our indebtedness. The Credit Agreement, as well as our indentures, use EBITDA-based calculations as primary measures of financial performance, including leverage and fixed charge coverage ratios. IMI's revolving credit and term leverage ratio was 3.4 and 3.5 as of December 31, 2011 and June 30, 2012, respectively, compared to a maximum allowable ratio of 5.5. Similarly, our bond leverage ratio, per the indentures, was 3.9 and 4.1 as of December 31, 2011 and June 30, 2012, respectively, compared to a maximum allowable ratio of 6.5. IMI's revolving credit and term loan fixed charge coverage ratio was 1.5 and 1.4 as of December 31, 2011 and June 30, 2012, respectively, compared to a minimum allowable ratio of 1.2. Noncompliance with these leverage and fixed charge coverage ratios would have a material adverse effect on our financial condition and liquidity.

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

        In April 2012, we acquired the stock of Grupo Store, a records management and data protection business in Brazil with locations in Sao Paulo, Rio de Janeiro, Porto Alegre and Recife, for a purchase price of approximately $79.0 million ($76.0 million, net of cash acquired) in order to enhance our existing operations in Brazil. Included in the purchase price is approximately $8.0 million being held in escrow to secure a working capital adjustment and the indemnification obligations of the former owners of the business ("Sellers") to IMI. The amounts held in escrow for purposes of the working capital adjustment will be distributed either to IMI or the Sellers based on the final agreed upon working capital amount. Unless paid to us in accordance with the terms of the agreement, all amounts remaining in escrow after the final working capital adjustment and any indemnification payments are paid out will be released to the Sellers in four annual installments, commencing on the two-year anniversary of the closing date.

        In May 2012, we acquired a controlling interest of our joint venture in Switzerland (Sispace AG) in a stock transaction for a cash purchase price of approximately $21.6 million, which provides storage rental and records management services.

        We expect to meet our cash flow requirements for the next twelve months from cash generated from operations, existing cash, cash equivalents, borrowings under the Credit Agreement, other financings, which may include senior subordinated notes, secured credit facilities, securitizations and mortgage or capital lease financings, and the issuance of equity. We expect to meet our long-term cash flow requirements using the same means described above. If we convert to a REIT, we expect our long-term capital allocation strategy will naturally shift toward increased use of equity to support lower leverage, though our leverage may increase in the short-term to fund the costs to support the Conversion Plan.

Net Operating Losses and Foreign Tax Credit Carryforwards

        We have federal net operating loss carryforwards, which begin to expire in 2020 through 2025, of $25.9 million ($9.0 million, tax effected) at June 30, 2012 to reduce future federal taxable income. We have an asset for state net operating losses of $7.9 million (net of federal tax benefit), which begins to expire in 2012 through 2025, subject to a valuation allowance of approximately 99%. We have assets for foreign net operating losses of $40.3 million, with various expiration dates, subject to a valuation allowance of approximately 72%. We also have foreign tax credits of $56.1 million, which begin to expire in 2014 through 2019, subject to a valuation allowance of approximately 65%.

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

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

        The term "disclosure controls and procedures" is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These rules refer to the controls and other procedures of a company that are designed to ensure that information is recorded, processed, summarized and communicated to management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding what is required to be disclosed by a company in the reports that it files under the Exchange Act. As of June 30, 2012 (the "Evaluation Date"), we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures. As disclosed in our Annual Report on Form 10-K filed on February 28, 2012, we determined that we had a material weakness in our internal control over financial reporting as of December 31, 2011, because we failed to maintain effective controls over the identification and monitoring of price reduction clauses in certain U.S. government customer contracts. As discussed below, our management is in the process of actively addressing and remediating this material weakness. Our chief executive officer and chief financial officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective as a result of our unremediated material weakness. To address this control weakness, we performed additional analysis and performed other procedures in order to prepare the unaudited consolidated financial statements in accordance with GAAP. Accordingly, management believes that the condensed consolidated financial statements included herein fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented, in conformity with GAAP.

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

        During the three months ended June 30, 2012, we have continued to undertake actions to remediate the material weakness in our internal control over financial reporting identified at the end of 2011. These actions include appropriate and reasonable steps to make necessary improvements to our internal control over financial reporting including:

  •
  Hiring a government contract compliance specialist;

  •
  Developing and implementing a process to appropriately identify government contracts with price reduction clauses; and

  •
  Developing and implementing procedures to track and monitor benchmark pricing and calculating any related price reductions under these contracts.

        We continue our remediation efforts and we expect these efforts, which include design, implementation and testing, to continue throughout fiscal year 2012. We believe that the remediation measures described above will strengthen our internal control over financial reporting and remediate the material weakness we have identified. We plan to continue making assessments of and implementing such other actions that are determined to be necessary or advisable in further remediation of this area of our internal control over financial reporting.

        Except as otherwise discussed above, there have not been any changes in our internal control over financial reporting during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1A.    Risk Factors

        Our businesses face many risks. You should carefully consider the risks and uncertainties described below and under "Forward Looking Statements" in this Quarterly Report on Form 10-Q, as well as in Part I—Item 1A under the heading "Risk Factors" and the information contained under the heading "Cautionary Note Regarding Forward-Looking Statements" in our Annual Report on Form 10-K filed on February 28, 2012, and the other information included or incorporated by reference in this Quarterly Report on Form 10-Q and in other documents that we file with the SEC from time to time before making an investment decision regarding our securities. If any of these risks actually occurs, our businesses, financial condition or results of operations could suffer and the trading price of our debt or equity securities could decline.

        The information presented below updates and should be read in connection with the risk factors and information disclosed in the Annual Report on Form 10-K filed on February 28, 2012.

Risks Related to the Proposed REIT Conversion

Although following our strategic review process we have chosen to pursue conversion to a REIT, we may not be successful in converting to a REIT effective January 1, 2014, or at all.

        As previously announced, in June 2011 we formed the Special Committee to, among other things, evaluate ways to maximize stockholder value through alternative financing, capital, and tax strategies, including evaluating a potential conversion to a REIT. In June 2012, our board of directors unanimously approved the Conversion Plan. There are significant implementation and operational complexities to address before we can convert to a REIT, including obtaining a favorable PLR from the IRS, completing internal reorganizations, modifying accounting, information technology and real estate systems, receiving stockholder approvals and making required stockholder payouts. Further, changes in legislation or the federal tax rules could adversely impact our ability to convert to a REIT.

        Additionally, several conditions must be met in order to complete the conversion to a REIT, and the timing and outcome of many of these conditions are beyond our control. For example, we cannot provide assurance that the IRS will ultimately provide us with a favorable PLR or that any favorable PLR will be received in a timely manner for us to convert successfully to a REIT as of January 1, 2014. Even if the transactions necessary to implement REIT conversion are effected, our board of directors may decide not to elect REIT status, or to delay such election, if it determines in its sole discretion that it is not in the best interests of us or our stockholders. We can provide no assurance if or when conversion to a REIT will be successful. Furthermore, the effective date of the REIT conversion could be delayed beyond January 1, 2014, in which event we could not elect REIT status until the taxable year beginning January 1, 2015, at the earliest.

We may not realize the anticipated benefits to stockholders, including the achievement of significant tax savings for us, increases in income distributable to stockholders, the potential to lower our cost of financing through increased ownership of currently leased real estate and the expansion of our stockholder base.

        Even if we convert to a REIT and elect REIT status, we cannot provide assurance that our stockholders will experience benefits attributable to our qualification and taxation as a REIT, including our ability to (1) reduce our corporate level federal tax through distributions to stockholders, (2) lower our cost of financing or (3) expand our stockholder base. The realization of the anticipated benefits to stockholders will depend on numerous factors, many of which are outside our control, including interest rates. In addition, future distributions to stockholders will depend on our cash flows, as well as the impact of alternative, more attractive investments as compared to dividends. Further, changes in legislation or the federal tax rules could adversely impact the benefits of being a REIT.

We may not qualify or remain qualified as a REIT.

        Although, if we convert to a REIT, we plan to operate in a manner consistent with REIT qualification rules, we cannot provide assurance that we will, in fact, qualify as a REIT or remain so qualified. REIT qualification involves the application of highly technical and complex provisions of the U.S. Internal Revenue Code of 1986, as amended (the "Code"), to our operations as well as various factual determinations concerning matters and circumstances not entirely within our control. There are limited judicial or administrative interpretations of these provisions.

Complying with REIT qualification requirements may limit our flexibility or cause us to forego otherwise attractive opportunities.

        To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our common stock. For example, under the Code, no more than 25% of the value of the assets of a REIT may be represented by securities of one or more TRS and other nonqualifying assets. This limitation may affect our ability to make large investments in other non-REIT qualifying operations or assets. As such, compliance with REIT tests may hinder our ability to make certain attractive investments, including the purchase of significant nonqualifying assets and the material expansion of non-real estate activities.

There are uncertainties relating to our estimate of our E&P Distribution, as well as the timing of such E&P Distribution and the percentage of common stock and cash we may distribute.

        We have provided an estimated range of the E&P Distribution. We are in the process of conducting a study of our pre-REIT accumulated earnings and profits as of the close of our 2010 taxable year using our historic tax returns and other available information. This is a very involved and complex study, which is not yet complete, and the actual result of the study relating to our pre-REIT accumulated earnings and profits as of the close of our 2010 taxable year may be materially different from our current estimates. In addition, the estimated range of our E&P Distribution is based on our projected taxable income for our 2011, 2012 and 2013 taxable years and our current business plans and performance, but our actual earnings and profits (and the actual E&P Distribution) will vary depending on, among other items, the timing of certain transactions, our actual taxable income and performance for 2012 and 2013 and possible changes in legislation or tax rules and IRS revenue procedures relating to distributions of earnings and profits. For these reasons and others, our actual E&P Distribution may be materially different from our estimated range.

        We anticipate distributing a significant portion of the E&P Distribution in the fourth quarter of 2012, with the balance being distributed over several years beginning in 2013, but the timing of the planned E&P Distribution, which may or may not occur, may be affected by potential tax law changes, including an extension of the current tax regime on the taxation of dividends, the completion of various phases of the REIT conversion process and other factors beyond our control.

        We also anticipate paying up to 80% of the E&P Distribution in the form of common stock. We may in fact decide, based on our cash flows and strategic plans, IRS revenue procedures relating to distributions of earnings and profits, leverage and other factors, to pay some or all of the E&P Distribution entirely in cash or a different mix of cash and common stock.

We may be required to borrow funds or raise equity to satisfy our E&P Distribution and other conversion costs.

        Depending on the ultimate size and timing of the stockholder distributions and the cash outlays associated with our conversion to a REIT, we may raise debt and/or issue equity in the near-term to fund these disbursements, even if the then-prevailing market conditions are not favorable for these borrowings or offerings. Whether we issue equity, at what price and amount and other terms of any such issuances will depend on many factors, including alternative sources of capital, our then existing leverage, our need for additional capital, market conditions and other factors beyond our control. If we raise additional funds through the issuance of equity securities or debt convertible into equity securities, the percentage of stock ownership by our existing stockholders may be reduced. In addition, new equity securities or convertible debt securities could have rights, preferences, and privileges senior to those of our current stockholders, which could substantially decrease the value of our securities owned by them. Depending on the share price we are able to obtain, we may have to sell a significant number of shares in order to raise the capital we deem necessary to execute our long-term strategy, and our stockholders may experience dilution in the value of their shares as a result.

There are uncertainties relating to the costs associated with implementing the Conversion Plan.

        We have provided an estimated range of our tax and other costs to convert to a REIT, including estimated tax liabilities associated with a change in our method of depreciating and amortizing various assets and annual compliance costs. Our estimate of these taxes and other costs, however, may not be accurate, and such costs may in actuality be materially different from our estimates due to unanticipated outcomes in the PLR, changes in our business support functions and support costs, the unsuccessful execution of internal planning, including restructurings and cost reduction initiatives, or other factors.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

        We did not sell any unregistered securities during the three months ended June 30, 2012, nor did we repurchase any shares of our common stock during the three months ended June 30, 2012. As of June 30, 2012, we had approximately $66.0 million available for future repurchase under our authorized stock repurchase program.

Item 6.    Exhibits

(a)   Exhibits

        Certain exhibits indicated below are incorporated by reference to documents we have filed with the Commission. Each exhibit marked by a pound sign (#) is a management contract or compensatory plan.

Exhibit No.	Description
10.1	Form of Restricted Stock Unit Agreement pursuant to the Iron Mountain Incorporated 2002 Stock Incentive Plan. (#) (Filed herewith.)
10.2	Third Amendment to the Iron Mountain Incorporated Executive Deferred Compensation Plan. (#) (Filed herewith.)
12	Statement re: Computation of Ratios. (Filed herewith.)
31.1	Rule 13a-14(a) Certification of Chief Executive Officer. (Filed herewith.)
31.2	Rule 13a-14(a) Certification of Chief Financial Officer. (Filed herewith.)
32.1	Section 1350 Certification of Chief Executive Officer. (Filed herewith.)
32.2	Section 1350 Certification of Chief Financial Officer. (Filed herewith.)
101.1
The following materials from Iron Mountain Incorporated's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Income (Loss), (iv) Consolidated Statements of Equity, (v) Consolidated Statements of Cash Flows and (vi) Notes to Consolidated Financial Statements, tagged as blocks of text and in detail. (Filed herewith.)

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IRON MOUNTAIN INCORPORATED
August 1, 2012	By:	/s/ BRIAN P. MCKEON
(DATE)		Brian P. McKeon Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)